Form 10-K
period 1994-12-31
ORBITAL SCIENCES CORP /DE/
filed 1995-03-28
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                   ________________________

                                           FORM 10-K

      /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

            For the fiscal year ended December 31, 1994
                                              or
      / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

            For the transition period from __________ to __________

                                Commission file number 0-18287

                                 ORBITAL SCIENCES CORPORATION
                                   21700 Atlantic Boulevard
                                    Dulles, Virginia 20166
                                        (703) 406-5000
                                 (Address and telephone number
                                of principal executive offices)

            Delaware                                   06-1209561
      (State of incorporation)                   (I.R.S. Employer I.D. No.)

      Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:
            Common Stock, par value $0.01 (listed on The Nasdaq National Market System)
                                   ________________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price on March 6, 1995 was approximately $335,678,381.

      As of March 6, 1995, 20,211,540 shares of the registrant's Common Stock were outstanding.

                              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for fiscal year ended December 31, 1994 (the "Annual Report") are incorporated by reference in
Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement dated March 27, 1995 (the "Proxy Statement") are incorporated by reference in Part III of this Report.

                                 ORBITAL SCIENCES CORPORATION


                                           INDEX TO

                                  ANNUAL REPORT ON FORM 10-K

                               FOR YEAR ENDED DECEMBER 31, 1994



PART I                                                                   Page

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . .11
Item 4a. Executive Officers of the Registrant . . . . . . . . . . . . . . . .11

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .13
Item 7.  Management's Discussion and Analysis of  Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .13
Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . . . .13
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .13

PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . . .13
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .13
Item 12. Security Ownership of Certain Beneficial Owners and Management . . .13
Item 13. Certain Relationships and Related Transactions . . . . . . . . . . .14

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. . .14

ITEM 1.          BUSINESS


Background and Recent Acquisitions

      Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "Company") is a space technology company that designs, manufactures, operates and markets a broad range of space products and services that are grouped into three categories: Launch Systems, Space and Electronics Systems, and Communications and Information Systems. Launch Systems include space and suborbital launch vehicles and orbit transfer vehicles; Space and Electronics Systems include satellites, spacecraft platforms, space sensors and instruments, space payloads and experiments, as well as advanced avionics and data management systems; and Communications and Information Systems include satellite-based two-way mobile data communications systems, remote sensing systems and satellite-based navigation products, along with satellite tracking systems and environmental monitoring products.

      Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of Space Systems Corporation (formerly named Orbital Sciences Corporation) ("SSC") and Orbital Research Partners, L.P. (the "Partnership") through an exchange offer to the Partnership and to the stockholders of SSC (the "Consolidation"). As a result of the consummation of the Consolidation in 1988, SSC became a wholly owned subsidiary of Orbital, and Orbital acquired substantially all of the assets and liabilities of the Partnership. The Company acquired Space Data Corporation ("Space Data") in 1988, thereby expanding its product lines and increasing its vertical integration in production and testing. In late 1992, SSC and Space Data were merged into Orbital, with the Company being the surviving corporation. In September 1993, Orbital acquired all the assets of the Applied Science Operation, a division of The Perkin-Elmer Corporation ("ASO"). This operation designs, develops and produces satellite-borne scientific sensors for space and terrestrial research and in situ atmospheric monitoring equipment for human space flight programs.

      In August 1994 and December 1994, Orbital acquired Fairchild Space and Defense Corporation ("Fairchild") and Magellan Corporation ("Magellan"), respectively. The Fairchild acquisition has enhanced Orbital's satellite system and subsystem development and production capabilities and has expanded Orbital's existing product lines by adding various sophisticated electronics products. Magellan designs, manufactures and markets hand-held receivers for Global Positioning System ("GPS") satellite-based navigation and positioning for commercial and consumer markets.


Description of Orbital's Products and Services

      The space products and services provided by the Company are grouped into three categories: Launch Systems, Space and Electronics Systems, and Communications and Information Systems. Orbital's business is not seasonal to any significant extent.

Launch Systems

      The Company's Launch Systems Group's products include space and suborbital launch vehicles and orbit transfer vehicles.

      Space Launch Vehicles. The Company has developed three space launch vehicles: the Pegasus(TM) launch vehicle; the Pegasus XL(R) launch vehicle; and the Taurus(R) launch vehicle. Orbital's Pegasus vehicle is launched from beneath a modified large aircraft such as a Lockheed L-1011 to deploy 500- to 1,000-pound satellites into low-Earth orbit. The Pegasus vehicle has been developed and is being produced and marketed pursuant to a joint venture agreement with Hercules Incorporated ("Hercules"). Through December 1994, the Company has conducted a total of seven Pegasus missions (including one Pegasus
XL), six of which were fully or partially successful. The modified Pegasus XL, developed to deploy heavier satellites into orbit, had an unsuccessful first flight in June 1994. The Company believes it has identified the cause of this failure and has implemented what it currently believes to be the necessary corrective actions. In 1992, Orbital entered into a ten-year lease for a Lockheed L-1011 aircraft, which has been modified to enable it to launch both the Pegasus and Pegasus XL vehicles. There is no assurance that, in the event that the L-1011 were unavailable for any reason, another aircraft could be obtained on a timely or cost-effective basis.

      Customers for Pegasus launch vehicles include the National Aeronautics and Space Administration ("NASA"), the U.S. Air Force, the Advanced Research Projects Agency ("ARPA"), the Ballistic Missile Defense Organization ("BMDO"), Spain's National Institute of Aerospace Technology and the Company's majority owned subsidiary, Orbital Communications Corporation ("ORBCOMMsm"). Orbital also anticipates Pegasus launches in connection with certain programs of the Company's wholly owned subsidiary, Orbital Imaging Corporation ("ORBIMAGEsm").

      The higher-capacity Taurus vehicle is a ground-launched derivative of the Pegasus vehicle that can carry payloads weighing up to 3,000 pounds to low-Earth orbit and payloads weighing up to 800 pounds to geosynchronous orbit. In March 1994, Orbital successfully launched the first Taurus vehicle, deploying two satellites for ARPA.

      The Company continues to explore new, longer-term research and development opportunities for more affordable and flexible space launch vehicles. In March 1995, the Company and Rockwell International Corporation were selected by NASA to develop, operate and market the X-34 small reusable launch system.

      Suborbital Launch Vehicles. Suborbital launch vehicles place payloads into a variety of high-altitude trajectories but, unlike space launch vehicles, do not place payloads into orbits around the Earth. The Company's suborbital launch products include suborbital vehicles and their principal subsystems, payloads carried by such vehicles and related launch support installations and systems used in their assembly and operation. The Company offers its customers customized vehicle and payload design, manufacturing and integration, launch and mission support and tracking and recovery services, as well as construction and activation of launch pads and other infrastructure elements. Customers typically use the Company's suborbital launch vehicles to launch scientific and other payloads and for defense-related applications such as target and interceptor experiments. Primary customers of the Company's suborbital launch vehicles include the U.S. Army, the U.S. Navy and BMDO.

      Orbital's primary programs in 1994 for suborbital launch vehicles and related systems included the STORM contract pursuant to which Orbital provided ballistic and maneuvering tactical target suborbital vehicles for use with the Patriot and Extended Range Interceptor anti-missile defense systems for target and interceptor experiments for the U.S. Army, the Navy LEAP contract with BMDO and the High-Gear contract with the Massachusetts Institute of Technology - Lincoln Laboratory pursuant to which Orbital provided suborbital vehicles that serve as targets for U.S. Air Force testing of anti-missile defense systems. Since January 1991, the Company has conducted a total of 37 launches of suborbital vehicles, of which 33 have been fully or partially successful and four have been failures.

      Orbit Transfer Vehicles. Orbit transfer vehicles carry satellite payloads from lower- to higher-energy orbits or to interplanetary trajectories. The Company's Transfer Orbit Stage(TM) ("TOS(TM)") orbit transfer vehicle completed successful missions in September 1992 (NASA's Mars Observer spacecraft) and September 1993 (NASA's Advanced Communications Technology Satellite). While Orbital currently has no bookings for TOS, the Company continues to explore potential future missions for the vehicle.

Space and Electronics Systems

      The Company's Space and Electronics Systems products enable Orbital to provide its customers fully integrated, low-cost space networks and related services. The Company's most significant Space and Electronics Systems products are spacecraft systems and payloads, engineering services, defense avionics and sensors.

      The Company's Dulles, Virginia operations manage the design and production of the Company's small satellite platforms such as PegaStar(TM), MicroStar(TM) and PicoStar(TM). The PegaStar spacecraft platform is deployed by the Pegasus or Taurus launch vehicle for use as a general purpose spacecraft, and is planned to be used for certain of the Company's satellite-based remote sensing systems, such as the SeaStar(TM) project. The PegaStar spacecraft platform was first successfully used in August 1994 in the Company's launch on a Pegasus launch vehicle of the U.S. Air Force's Advanced Photovoltaic and Electronics Experiment satellite. Orbital's MicroStar spacecraft platform, which is placed into orbit by the Pegasus launch vehicle, is designed for use in ORBCOMM's satellite-based two-way data communications network (the "ORBCOMM System") and also for a variety of small space science and remote sensing projects, including some of those being pursued by ORBIMAGE. Customers for the Company's small spacecraft and related ground station equipment include NASA, the U.S. Air Force, the University Corporation for Atmosphere Research and ORBCOMM.

      The Company's Germantown, Maryland operations (formerly Fairchild) have enhanced Orbital's satellite system and subsystem development and production capabilities and have expanded Orbital's existing product lines by adding various sophisticated electronics products. The Company designs, produces and tests small and medium class spacecraft for scientific, military and commercial applications. In addition, Orbital designs and manufactures spacecraft command and data handling, attitude control and structural subsystems for a variety of government and commercial customers, and provides a broad range of spacecraft design engineering services as well as specialized analytical engineering services for NASA, the Department of Defense ("DoD"), the Department of Energy and other customers.

      The Company develops, manufactures and markets defense avionics, including advanced electronics and data management systems for aircraft flight operations and ground support. These systems collect, process and store mission-critical data for, among other things, mission planning and flight operations, and manage on-board equipment for strategic tactical military aircraft, helicopters, satellites and surface vehicles. The primary customers for data management systems are the U.S. Navy, the U.S. Air Force, and various DoD prime contractors and foreign governments. The Company is the leading supplier of certain avionics systems and products, including mission data loaders for the U.S. Navy, and data transfer equipment and digital terrain systems for the U.S. Air Force. In addition, as a result of the Fairchild acquisition, the Company now provides stores management systems, including weapons arming and firing functions for use on tactical aircraft and helicopters. The avionics systems and products are deployed on a number of aircraft, including the F-14, F-15, F-16, F-22 and the LAMPS Helicopter.

      Orbital's Pomona, California operations include satellite-borne scientific sensors and instruments, such as atmospheric ozone monitoring instruments and environmental sensors. The Total Ozone Mapping Spectrometer ("TOMS") instrument is being produced by the Company for launch on a Pegasus vehicle for NASA. TOMS measures ozone concentrations around the world for the purpose of monitoring the effect of man-made chemicals and atmospheric conditions on the ozone layer. In addition, Orbital is currently developing and producing various in situ monitoring products for space and defense applications. These products include an atmospheric monitoring system for use on the Space Station called the Atmospheric Composition Monitoring Assembly ("ACMA"). The ACMA, developed under a contract with The Boeing Company, will measure various atmospheric gases in the crew's living quarters on the Space Station for the purpose of ensuring a healthy living environment for astronauts. The Company also produces the Central Atmospheric Monitoring System for the U.S. Navy for use on submarines.

Communications and Information Systems

      Orbital's Communications and Information Systems include products and services provided by Orbital's Magellan, ORBCOMM and ORBIMAGE subsidiaries. Magellan manufactures GPS-based navigation and positioning products for commercial and consumer markets including marine and aviation applications, outdoor recreational users such as hunters and hikers, professional users such as geologists, geographers, surveyors, natural resource managers and contractors and, to a lesser extent, the government. ORBCOMM and ORBIMAGE are developing satellite-based services to address the expanding markets for global two-way data communications and information derived from remote sensing of the atmosphere, oceans and land surfaces. The Company believes that the ORBCOMM and ORBIMAGE systems will require significant capital investments. Although the Company believes the long-term profit potential of such service businesses developed and supported by the Company's proprietary product technologies is significant, there can be no assurance that the Company will be able to successfully develop these businesses.

      Satellite-Based Navigation and Positioning Products. The Company's Magellan subsidiary designs, manufactures and markets hand-held GPS receivers that provide users with precise positioning and navigation information. The need for positioning and navigation information is central to a broad range of personal and professional activities including marine navigation, outdoor
recreation (hiking and hunting), surveying and general aviation.   Magellan
focuses its research, design and engineering activities on the development of GPS receivers that are reliable, portable, easy to use and affordable, recently targeting the growing recreational market. Magellan is also expected to be a significant supplier of personal communicators for the ORBCOMM System and to be involved in the continued development of satellite-based communications and tracking technology for the ORBCOMM System.

      In addition, Orbital's Germantown operations produce data management systems that have been applied to the design, development and manufacture of "intelligent transportation systems," primarily for metropolitan transit operators, that provide GPS-based location of vehicles and allow for communications and schedule management.

      ORBCOMM System. The ORBCOMM System, which is being designed, developed, constructed and launched in two phases, is designed to provide virtually continuous mobile data communications coverage over much of the Earth's surface. Under this design, subscribers will be able to use inexpensive, pocket-sized personal communicators to send and receive short messages, emergency alerts and other critical information, and to use the position-determining capability of the communicators to obtain data concerning the location and condition of automobiles, trucks, shipping vessels and other valuable assets. The Company expects that the ability to send and receive other short messages and data without the geographic limitations of existing data communications systems will stimulate the growth of new markets for satellite-based data communications and will be used to supplement terrestrial communications systems by providing relatively low-cost coverage in areas outside the range of these systems.

      The ORBCOMM System design consists of a constellation of small low-Earth orbit satellites, a satellite control center operating and positioning the satellites, network control centers controlling the flow of information through the system, local ground stations sending and receiving signals between the network control centers and nearby satellites, and the mobile communicators used by subscribers to transmit and receive messages to and from nearby satellites. In early 1993, the Company successfully launched two experimental satellite payloads that obtained information concerning spectrum occupancy by existing users in the frequency bands allocated to low-Earth orbit mobile satellite systems. The satellite payloads also performed successfully in a variety of other ORBCOMM System tests.

      The Company expects that, using at least 26 satellites and appropriately located gateway Earth stations, the ORBCOMM System will provide communications availability generally exceeding 95% during each 24-hour period in the United States and other temperate zones in the Northern and Southern hemispheres and exceeding 75% of each 24-hour period in the equatorial region. Equatorial region availability could be improved to generally exceed 90% with an additional plane of eight satellites. Outages will be dispersed in brief intervals over the 24-hour period, thereby minimizing the effect of any unavailability of the system. The ORBCOMM System will only be available in areas where appropriate licenses have been obtained and generally only where there is a proximate gateway Earth station.

      Development and Financing. Effective June 30, 1993, ORBCOMM and Teleglobe Mobile Partners ("Teleglobe Mobile"), an affiliate of Teleglobe Inc., created a partnership, ORBCOMM Development Partners, L.P. ("ORBCOMM Development") for the design, development, construction, testing and operation of the ORBCOMM System, and created two marketing partnerships to market the ORBCOMM System in the United States and internationally. ORBCOMM U.S. L.P. and ORBCOMM International L.P. (together, the "Marketing Partnerships") each have the exclusive right to market the ORBCOMM System in the United States and internationally, respectively. Also effective June 30, 1993, Orbital entered into the ORBCOMM System Design, Development and Operations Agreement (the "System Agreement") with ORBCOMM Development pursuant to which ORBCOMM continues to have responsibility for the overall design, development, integration and testing of the ORBCOMM System. ORBCOMM has retained control over applicable licenses issued by the Federal Communications Commission ("FCC"), consistent with FCC regulations. The System Agreement provides that ORBCOMM will subcontract with Orbital for construction and launch of the two satellites for the ORBCOMM Phase 1 System and the 24 satellites for the ORBCOMM Phase 2 System, and for construction of the satellite control center, the United States network control center and the four United States gateway Earth stations. The System Agreement also contains options for the construction and launch by the Company of an additional eight satellites. Under the System Agreement, Orbital is providing satellites and launch services and vehicles and the gateway Earth stations on a fixed-price basis, and is providing the other products and services on a cost reimbursable basis. Consistent with industry practice for many launch contracts, the System Agreement contains certain performance warranties with respect to the satellites and their launch.

      Under ORBCOMM Development's partnership agreement, action by the partnership generally requires the approval of general partners holding a majority of the participating interests (i.e., interests participating in profits and losses) held by the general partners. Each of ORBCOMM and Teleglobe Mobile is a general partner of ORBCOMM Development and holds 50% of the participating interests in ORBCOMM Development, with the result that the approval of both the Company and Teleglobe Mobile is necessary for ORBCOMM Development to act. The partnership agreements for the Marketing Partnerships contain management provisions generally similar to those of ORBCOMM Development. Currently, the Company holds 85% of the participating interests in each of the Marketing Partnerships, and thus is generally able to control these partnerships.

      ORBCOMM Development intends to construct and implement the ORBCOMM System in two phases: the ORBCOMM Phase 1 System, consisting of the satellite control center, the United States network control center, four United States gateway Earth stations and two MicroStar satellites; and the ORBCOMM Phase 2 System, consisting of an additional 24 MicroStar satellites. ORBCOMM is licensed by the FCC to launch an additional ten satellites. The decision as to when to deploy additional satellites will depend upon market and financial factors. The Company currently expects to complete the construction of the ground portion of the ORBCOMM Phase 1 System and the construction and launch of the two ORBCOMM Phase 1 System satellites in the first half of 1995. Subject to the technical success of the ORBCOMM Phase 1 System and to the ability of ORBCOMM Development to secure sufficient financing from, among other sources, the exercise of the Phase 2 Option (as described below), the construction and launch of the 24 additional satellites comprising the ORBCOMM Phase 2 System is targeted to be completed in late 1996 or early 1997.

      Orbital estimates that implementation of the ORBCOMM Phase 1 System in the United States will cost approximately $66 million, and that implementation in the United States of the ORBCOMM Phase 2 System will cost approximately an additional $104 million. Although construction of the ORBCOMM Phase 1 System is almost completed, development and construction of the ORBCOMM Phase 2 System is in an early stage and the actual cost of the system and the amount and structure of anticipated investment in ORBCOMM Development may vary significantly from current estimates. Teleglobe Mobile has invested $10 million in ORBCOMM Development in exchange for a 50% participating interest. Orbital has invested approximately $55 million in ORBCOMM Development, and has committed to invest the balance of the funding necessary to implement the ORBCOMM Phase
1 System, in exchange for a 50% participating interest and a non-participating interest in an amount equal to the excess of its investment over $10 million.
In addition, Orbital and Teleglobe Mobile hold 85% and 15% participating interests, respectively, in each of the Marketing Partnerships.

      Teleglobe Mobile has an option (the "Phase 2 Option") to increase its aggregate investment in ORBCOMM Development to at least $80 million. The Phase 2 Option is exercisable from the launch of the first ORBCOMM satellite and until the later of 90 days after such launch and initial satellite signal acquisition or 30 days after completion of on-orbit satellite acceptance testing. If the Phase 2 Option is exercised, the Company will be obligated to increase its aggregate investment in ORBCOMM Development to at least $66 million. ORBCOMM Development intends to seek additional equity contributions and/or bank or other debt financing for up to $20 to $25 million. ORBCOMM Development has already obtained asset-based financing of $5 million to fund a portion of its development and startup costs for the ORBCOMM Phase 2 System. The Company has guaranteed ORBCOMM Development's outstanding indebtedness, and may be required to guarantee or provide credit support in connection with additional indebtedness incurred by ORBCOMM Development. Assuming exercise of the Phase
2 Option, each of Teleglobe Mobile's and Orbital's non-participating interest in ORBCOMM Development will be increased by the amount of such additional contribution, and each will continue to hold a 50% participating interest in ORBCOMM Development. The Company has been informed that Teleglobe Mobile has obtained a $44 million commitment from Technologies Resources Industries Bhd., a Malaysian telecommunications company, to acquire up to 30% of Teleglobe Mobile's interest in ORBCOMM Development, and that Teleglobe Mobile intends to seek additional investors to participate in its investment in ORBCOMM Development. In the event that Teleglobe Mobile does not exercise the Phase 2 Option, Orbital may solicit additional equity or debt investors for ORBCOMM Development and, if any additional commitment is obtained, Orbital has the option, under certain circumstances, to purchase, or cause ORBCOMM Development to purchase, Teleglobe Mobile's interest in ORBCOMM Development and the Marketing Partnerships. There can be no assurance such funding can be obtained or, if such funding is available, it will be at acceptable rates. Upon investment by Teleglobe Mobile in ORBCOMM Development for construction of the ORBCOMM Phase 2 System, 98% of the participating interests in the Marketing Partnerships will be transferred to ORBCOMM Development, with ORBCOMM and Teleglobe Mobile each retaining a 2% participating interest in ORBCOMM U.S. and ORBCOMM International, respectively.

      In the event that Teleglobe Mobile does not exercise the Phase 2 Option or ORBCOMM Development does not otherwise receive the necessary capital, implementation and commercial development of the ORBCOMM System may be delayed, significantly restricted or possibly abandoned, and the Company could be required to expense part or all of its investment (approximately $55 million as of December 31, 1994) in the ORBCOMM System. In addition, start-up of the ORBCOMM System will produce significant ORBCOMM Development operating losses for several years. Because Orbital has a 50% participating interest in ORBCOMM Development, Orbital expects to recognize its pro rata share of ORBCOMM Development profits and losses.

      As of December 31, 1994, certain officers and employees of ORBCOMM and Orbital held options to acquire 599,074 shares of ORBCOMM's common stock (or approximately 13 percent of ORBCOMM's outstanding common stock) at option exercise prices ranging from $1.50 to $14.00 per share. Commencing in September 1995, and annually thereafter, holders of ORBCOMM common stock acquired on exercise of these options may, subject to certain conditions, require ORBCOMM to purchase such ORBCOMM common stock at its then fair market value.

      Regulatory Approvals. In October 1994, ORBCOMM became the first company to be awarded full FCC authority to construct, launch and operate a low-Earth orbit satellite-based messaging and data communications network in the United States. This license, which provides that the ORBCOMM System must be constructed within six years from the date the license was granted, extends for a period of ten years from the date the first ORBCOMM System satellite is operational. At the end of the seventh year of the ten-year term, a renewal application must be filed with the FCC. As with any such license, the ORBCOMM System license may be revoked and a license renewal application may be denied for cause. In late 1994, two other applicants for FCC licenses similar to that awarded to ORBCOMM petitioned the FCC to reconsider the grant of the license to ORBCOMM. ORBCOMM has opposed the petition, which the Company and ORBCOMM believe are without merit. In addition, for the ORBCOMM System to be operated in other countries throughout the world, the Company or the foreign licensees must obtain from the appropriate foreign regulatory bodies authority to do so. The Company anticipates that the cost of these activities will be borne primarily by foreign licensees. ORBCOMM International has entered into preliminary agreements with 22 candidate licensees serving 69 countries to seek such licenses and to initiate country-specific market development in such countries. There can be no assurance that the Company or foreign licensees will be granted all licenses or approvals necessary to operate the ORBCOMM System in any other country.

      ORBIMAGE Remote Sensing and Imaging Systems. The Company is currently seeking to develop and market a broad range of information services to identify and monitor global environmental changes and to collect and disseminate other remote sensing information. Small Earth-viewing satellites and related sensors and instruments to be placed in relatively low orbits are expected to offer cost-efficient data collection, daily global coverage and high-resolution imaging services.

      In March 1991, Orbital entered into a contract with NASA to provide worldwide, daily ocean imagery using Orbital's SeaStar environmental monitoring satellite system, based on the PegaStar spacecraft. The Company plans to develop, produce, launch and operate the SeaStar system to deliver high-quality multi-spectral ocean imagery for up to five years, currently scheduled to commence during 1995. In addition to providing unprocessed real-time ocean data to NASA, the Company plans to use value-added resellers and other marketing agents to sell the SeaStar data to other U.S. Government users and to potential domestic and international customers such as commercial fishermen, oil and gas companies, ocean transportation companies and oceanographers.

      ORBIMAGE is developing and marketing other small satellite-based Earth observation, remote sensing and environmental monitoring services using, among other things, the Company's PegaStar and MicroStar spacecraft platforms, Pegasus and Taurus launch vehicles, space sensors and instruments and other space products. Services to be provided by ORBIMAGE could include high-resolution optical imaging of land surfaces for geographic information services, mapping and news-gathering, sensing of ocean and atmospheric conditions and measuring of ozone and other gaseous concentrations in the atmosphere. The Company is currently exploring potential strategic arrangements for the development of several remote sensing businesses, with Orbital providing launch services, spacecraft and other related products. There can be no assurance that the Company will be able to conclude such strategic arrangements or develop profitable commercial Earth observation, remote sensing or environmental monitoring businesses.

      Satellite Tracking Systems. Orbital's ground tracking systems, installed at approximately 75 sites around the world, consist of meteorological and satellite tracking and telemetry stations that are used to collect weather data and to communicate with and control orbiting spacecraft. Orbital's current customers for satellite tracking systems include Lockheed Martin Corporation ("Lockheed Martin"), as well as certain ORBCOMM and ORBIMAGE programs.

      Financial information, including revenue and gross profit contributions, concerning the Company's primary products and services is included in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report, and is incorporated herein by reference.


Competition

      Orbital believes that competition for sales of its products and services is based on price, performance and other technical features, reliability, scheduling and customization.

      The primary competition to the Pegasus and Taurus vehicles is expected to come from the smaller and larger classes, respectively, of LLV launch vehicles currently being developed by Lockheed Martin. Direct competition to the Taurus vehicle also comes from EER Systems' Conestoga launch vehicle. Potential competition to the Pegasus may come from launch systems derived from surplus ballistic missiles that could be made available by the U.S. Government and various foreign governments including Russia. In August 1994, the President signed the National Space Transportation Policy Presidential Decision Directive pursuant to which agencies of the U.S. Government are authorized to use excess ballistic missiles to launch payloads into orbit on a case-by-case basis. Such use may only be permitted after the DoD has determined, among other things, that such use would meet the agency's needs and would result in a cost savings to the U.S. Government compared to a commercial launch service. Competition for Taurus could also come from surplus Titan II launch vehicles, although Titan II production has been discontinued and only a limited inventory remains. Indirect competition to Pegasus and Taurus vehicles also exists in the form of secondary or "piggyback" payload capacity on large boosters such as Ariane, Titan, Long March and Proton launch vehicles. While secondary payloads offer a low-cost method of launching satellites in some cases, the secondary status of the payload often requires customers to accept less desirable orbits, "standby" launch scheduling and potentially more complicated and costly payload integration procedures. The Company's TOS vehicle primarily competes with The Boeing Company's Inertial Upper Stage. In addition, foreign launch vehicles such as Europe's Ariane IV may compete with TOS for certain satellite launches, while certain satellites themselves have an integrated orbit transfer stage and do not require a separate rocket such as the TOS vehicle.

      Orbital's suborbital launch vehicles, spacecraft systems and payloads, satellite-based services and space support products compete with products and services produced or provided by numerous companies and government entities. The Company's space instruments and airborne and ground-based electronics, data management systems and defense-oriented avionics products face competition from several established manufacturers.

      The ORBCOMM System will face direct and indirect competition from numerous existing and potential alternative communication products and services from various large and small companies, ranging from one-way tower-based data and messaging services to sophisticated two-way satellite-based data and voice communications services. Depending on the requirement of the specific market, the ORBCOMM System may both compete with and complement existing services such as paging (offered by SkyTel, PageNet, MobileComm, Metrocall and others), cellular data (offered by McCaw, Bell Atlantic, and others), specialized mobile radio (such as that offered by Nextel) and private networks (including Ram and Ardis). ORBIMAGE may face competition from private and U.S. government entities that provide satellite-based and other land imaging, environmental monitoring and atmospheric sensing products. Satellite-based navigation and positioning products manufactured by the Company's recently acquired Magellan operations face competition from other producers of GPS receivers. The Company believes that Magellan's success will depend on its ability to continue to develop new lower-cost and enhanced performance products and to enter into and develop new markets for GPS receivers. The Company's space sensors and instruments face competition from a number of companies and university research laboratories capable of designing and producing space instruments.

      Many of the Company's competitors are larger and have substantially greater resources than the Company. Furthermore, the possibility exists that other domestic or foreign companies or governments, some with greater experience in the space industry and greater financial resources than Orbital, will seek to produce products or services that compete with those of the Company, including the Pegasus and Taurus launch vehicles, various suborbital launch vehicles, the TOS orbit transfer vehicle, PegaStar, MicroStar and other satellite systems, GPS receivers and ORBCOMM and other satellite services. Any such foreign competitor could benefit from subsidies from, or other protective measures by, its home country. In addition, in response to reductions in the U.S. defense budget, Orbital may face competition from companies, such as missile manufacturers, that could attempt to adapt existing or future products for non-defense, space and suborbital launch applications.


Research and Development

      The Company expects to continue to invest in product-related research and development, to conceive and develop new products and services, to enhance existing products and to seek customer and, where appropriate, strategic partner investments in these products. Orbital's research and development expenses, excluding direct customer-funded development, were approximately $14.4 million, $14.9 million, and $10.6 million, respectively, for the fiscal years ended December 31, 1994, 1993 and 1992. It is expected that the Company's research and development expenses during 1995 will be primarily for new or modified launch systems, spacecraft programs, including possible ORBIMAGE projects, and satellite-based navigation and positioning products.


Patents and Trademarks

      Orbital relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position and technological advantage. The Company holds U.S. and foreign patents relating to the Pegasus vehicle as well as for other components and products produced by the Company. The Company also has various pending patent applications relating to Pegasus and the ORBCOMM System. Certain of the trademarks and service marks used in connection with the Company's products and services have been registered with the U.S. Patent and Trademark Office.


Components and Raw Materials

      Orbital purchases a significant percentage of its product components, including rocket propulsion motors and electronic equipment, from third parties. From time to time, Orbital obtains parts and equipment from the U.S. Government that are used in the production of the Company's products or in the provision of the Company's services. Orbital to date has not experienced material difficulty in obtaining such parts and equipment and believes that, if any difficulty should arise, alternative sources of supply would be available. However, increased costs could be incurred in securing alternative sources of supply.

      Orbital's Pegasus program Joint Venture Agreement with Hercules provides that neither joint venturer will contract with other parties for the scope of work to be performed by the other under the Pegasus Joint Venture Agreement without the consent of the other party. From time to time, issues have arisen between the Company and Hercules relating to the Joint Venture Agreement, particularly with respect to the determination of each party's recoverable recurring costs under the joint venture including the recoverability by the Company of certain general and administrative expenses. See "Legal Proceedings."


Government Contracts

      During 1994, 1993 and 1992, approximately 60 percent, 70 percent and 80 percent, respectively, of the Company's total annual revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with the U.S. Government's prime contractors. Orbital's government contracts are subject to regular audit and periodic reviews and may be modified, increased, reduced or terminated in the event of changes in government requirements or policies, Congressional appropriations and program progress and scheduling. U.S. Government curtailment of expenditures for space research and development and related products and services could have a material adverse effect on Orbital's revenues and results from operations. Agencies within the U.S. Government and commercial customers to which sales by the Company accounted for ten percent or more of the Company's consolidated 1994 revenues were NASA, DoD and ORBCOMM.

      Orbital's major contracts with the U.S. Government fall into three categories: firm fixed-price contracts, fixed-price incentive fee contracts and cost-plus-fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Risk of loss due to increased cost, therefore, is borne by the Company although some of this risk may be passed on to subcontractors. Under fixed-price government contracts requiring work with lead times in excess of six months prior to delivery, Orbital may receive progress payments, generally in an amount equal to between 80 and 95 percent of monthly costs, or it may receive milestone payments upon the occurrence of certain program achievements. Fixed-price incentive fee contracts provide for sharing by the customer and the supplier of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by the Company, although some of this risk may be passed on to subcontractors. Under a cost-plus-fee contract, Orbital recovers its actual allowable costs incurred and receives a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the Government's subjective evaluation of the contractor's performance in terms of the criteria stated in the contract.

      All of Orbital's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors provide that such contracts may be terminated at will by the U.S. Government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which the Company is required to suspend production. In the event of a termination at will, Orbital is normally entitled to recognize the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. The Company has experienced several contract suspensions and terminations in the past.


Backlog

      The Company's backlog at December 31, 1994 and 1993 was approximately $335 million and $210 million, respectively. As of December 31, 1994, approximately 60 percent of the Company's backlog was with the U.S. Government and its agencies or from subcontracts with the U.S. Government's prime contractors. Backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contracts awarded but not signed and orders not yet funded in the amounts of approximately $171 million and $108 million as of December 31, 1994 and 1993, respectively. Approximately $143 million of backlog is currently scheduled to be performed beyond 1995. Backlog excludes unexercised contract options having an aggregate potential contract value at December 31, 1994 of approximately $828 million.


Environmental Regulation

      The Company's operations are subject to a variety of Federal, state and local environmental regulations, including laws regulating air and water quality and hazardous materials and regulations implementing those laws. The Company is one of several potentially responsible parties involved in a California mandated clean-up of a manufacturing facility near Salinas, California. Through December 31, 1994, Orbital and two other potentially responsible parties have shared certain investigation and monitoring costs, resulting in total Company expenditures after insurance recoveries of approximately $85,000. Based on the cost allocations among responsible parties to date, the Company currently believes that its share of total clean-up costs, which would be payable over a number of years, should not exceed $600,000 before insurance recoveries.
Orbital believes that it will receive insurance reimbursement for a significant portion of its clean-up costs. The Company does not believe that its total exposure in this clean-up, or that other compliance by it with applicable environmental regulations, will have a material adverse effect on its operations.


Employees

      As of December 31, 1994, Orbital had 1,845 full-time permanent employees.


ITEM 2.     PROPERTIES

      In 1993, Orbital entered into a 12-year lease agreement for approximately 100,000 square feet of office and engineering space in Dulles, Virginia, which serves as its corporate headquarters. In 1994, the Company completed construction of an approximately 30,000 square-foot satellite engineering and manufacturing facility on land adjacent to the Dulles office facility. Orbital also leases approximately 320,000 square feet of office, engineering and manufacturing space in Germantown, Maryland; 305,000 square feet of office, engineering and manufacturing space in Chandler, Arizona; approximately 135,000 square feet of office, engineering and manufacturing space in Pomona, California; and approximately 40,000 square feet of office, engineering and manufacturing space in San Dimas, California. The Company leases or owns other small facilities or offices in Huntsville, Alabama; Edwards Air Force Base, California; Vandenberg Air Force Base, California; and Greenbelt, Maryland. Although completion of the Company's existing and pending contracts may in the future require additional manufacturing capacity, Orbital believes that its existing facilities are adequate for its near and medium-term requirements.


ITEM 3.     LEGAL PROCEEDINGS

      In 1993, Hercules commenced arbitration proceedings against the Company relating to certain insurance proceeds obtained by the Company in connection with the second Pegasus mission which occurred in 1991. In 1994, the arbitration panel unanimously held in favor of the Company and denied all of Hercules' claims. On January 3, 1994, Hercules filed a lawsuit against the Company in Arizona Superior Court in Phoenix, Arizona. The action concerns alleged breaches of certain representations and warranties in the 1988 stock purchase agreement between Hercules and Orbital, pursuant to which Hercules purchased 20 percent of Orbital's common stock. These shares were sold by Hercules in June 1991. Hercules is seeking unspecified monetary damages in an amount up to $15,000,000. On July 21, 1994, Hercules filed a lawsuit against the Company in the Delaware Chancery Court for New Castle County. The action concerns alleged breaches by the Company, in its joint venture with Hercules, of certain fiduciary duties and certain terms of the joint venture agreement. Hercules is seeking unspecified monetary damages, including up to $3,000,000 for one count. In March 1995, this action was dismissed with prejudice and is now subject to adjudication by an arbitration panel. Orbital believes that the claims in both pending suits are without merit and will not have a material adverse effect on the financial condition of the Company. Orbital is disputing vigorously Hercules' claims. Although the Company believes that regardless of the outcome, Hercules' claims do not affect its obligations under the Pegasus joint venture agreement, the failure to resolve these claims could adversely affect the joint venture and the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no matter submitted to a vote of the Company's security holders during the fourth quarter of 1994.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the name, age and position of each of the Executive Officers of Orbital as of March 1, 1995. All Executive Officers are elected annually and serve at the discretion of the Board of Directors.


Name                     Age    Position

David W. Thompson        40     Chairman of the Board, President and Chief
                                Executive  Officer
Bruce W. Ferguson        40     Executive Vice President and General
                                Manager/Communications and Information Systems
                                Group
James R. Thompson        58     Executive Vice President and General Manager/
                                Launch Systems Group
Jack A. Frohbieter       59     Executive Vice President and General Manager/
                                Space and Electronics Systems Group
Alan L. Parker           55     Senior Vice President
John H. Mehoves          47     Senior Vice President
Albert F. Tillman        59     Senior Vice President
Donald W. Tutwiler       59     Senior Vice President
Antonio L. Elias         45     Senior Vice President
Carlton B. Crenshaw      49     Senior Vice President/Finance and Administration
                                and Treasurer
Leslie C. Seeman         42     Senior Vice President, General Counsel and
                                Secretary

      David W. Thompson is a founder of Orbital and has been Chairman of the Board, President and Chief Executive Officer of the Company since 1982.

      Bruce W. Ferguson is a founder of Orbital and has been Executive Vice President and General Manager/Communications and Information Systems Group since October 1993 and a Director of the Company since 1982. Mr. Ferguson was Executive Vice President and Chief Operating Officer of Orbital from 1989 to October 1993 and Senior Vice President/Finance and Administration and General Counsel of Orbital from 1985 to 1989.

      James R. Thompson (who is not related to David W. Thompson) has been Executive Vice President and General Manager/Launch Systems Group since October 1993 and a Director since January 1992. Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to October 1993. He was Deputy Administrator of NASA from 1989 to 1991. From 1986 until 1989, Mr. Thompson was Director of the Marshall Space Flight Center. Mr. Thompson was Deputy Director for Technical Operations at Princeton University's Plasma Physics Laboratory from 1983 through 1986. Before that, he had a 20-year career with NASA at the Marshall Space Flight Center.

      Jack A. Frohbieter has been a Director of the Company since August 1994, and Executive Vice President and General Manager/Space and Electronics Systems since September 1994. From 1990 until August 1994, Mr. Frohbieter was President and Chief Operating Officer of Fairchild. From 1988 to 1990, he was Vice President and General Manager of General Electric Company's Government Electronics Systems Division, and from 1966 to 1987, he held a variety of positions at RCA's Astro Space Division, including Vice President and Division Manager from 1986 to 1987.

      Alan L. Parker has been Senior Vice President of the Company since October 1993 and President of ORBCOMM since 1990. From 1991 to October 1993, he served as President/Satellite Services Division of the Company. From 1988 until 1990, he was President of Business Development Resources, a management consulting firm. From 1987 until 1988, he was Senior Vice President of Technology Applications, Inc., a professional services company. From 1962 until 1986, he held a variety of managerial positions with Ford Motor Company and Ford Aerospace Corporation, including President of Ford Aerospace Satellite Services Corporation from 1982 until 1986.

      John H. Mehoves has been Senior Vice President since October 1993. From 1990 to October 1993, he was Executive Vice President/Space Systems Division of Orbital, from 1987 to 1989, he was Vice President/Space Transportation and from 1985 to 1987, he was Vice President/Operations.

      Albert F. Tillman has been Senior Vice President since October 1993. From 1988 to September 1993, he was a Vice President of The Perkin-Elmer Corporation and General Manager of ASO, and from 1982 to 1988, he was a Group Director at the Central Intelligence Agency.

      Donald W. Tutwiler has been Senior Vice President since February 1994. From 1991 to October 1993, he was Executive Vice President/Space Data Division of Orbital. From 1963 to 1991, Mr. Tutwiler held a variety of positions at McDonnell Douglas Astronautics Company, including the position of Director of the Delta launch vehicle program for NASA, the Strategic Defense Initiative Organization and commercial customers from 1984 until 1991.

      Antonio L. Elias has been Senior Vice President since May 1993 and was Senior Vice President/Space Systems Division from 1990 to April 1993. He was Vice President/Engineering of Orbital from 1989 to 1990 and was Chief Engineer from 1986 to 1989. From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology.

      Carlton B. Crenshaw has been Senior Vice President/Finance and Administration and Treasurer of Orbital since January 1993. From 1989 to January 1993, he was Vice President/Finance and Administration and Treasurer of the Company. From 1985 to 1989, Mr. Crenshaw was Vice President/Finance and Administration and Chief Financial Officer of Software AG Systems, Inc.

      Leslie C. Seeman has been Senior Vice President of the Company since October 1993 and General Counsel and Secretary of the Company since 1989. From 1989 to October 1993, she was Vice President of the Company, and from 1987 to 1989, Ms. Seeman was Assistant General Counsel of Orbital. From 1984 to 1987, she was General Counsel of Source Telecomputing Corporation, a telecommunications company.


                                            PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is included under the captions "Market Information" and "Corporate Information - Dividends" of the Annual Report and is incorporated herein by reference.


ITEM 6.     SELECTED FINANCIAL DATA

      The information required by this Item is included under the caption "Selected Consolidated Financial Data" of the Annual Report and is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this Item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report and is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is included in pages 31 through 47 of the Annual Report and is incorporated herein by reference.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                           PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is included under the caption "Election of Directors
- -- Directors to be Elected at the 1995 Annual Meeting, -- Directors Whose Term Expires in 1996, and -- Directors Whose Term Expires in 1997" and "Compliance with Section 16(a) of the Exchange Act" of the Proxy Statement filed pursuant to Regulation 14A on March 27, 1995 and is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION


      The information required by this Item is included under the captions "Election of Directors -- Summary Compensation Table," "Election of Directors -
- - Option Grants in Last Fiscal Year," "Election of Directors -- Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Election of Directors -- Indemnification Agreements," "Election of Directors -
- - Executive Employment Agreements" and "Election of Directors - Information Concerning the Board and Its Committees" of the Proxy Statement filed pursuant to Regulation 14A on March 27, 1995 and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The information required by this Item is included under the caption "Ownership of Common Stock" of the Proxy Statement filed pursuant to Regulation 14A on March 27, 1995 and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      Not applicable.

                                            PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents filed as part of this Report:

            1. Financial Statements. The following financial statements, together with the report of KPMG Peat Marwick LLP, appearing in the portions of the Annual Report, filed as Exhibit 13, are incorporated herein by reference and filed as a part of this report:

                A.  Independent Auditors' Report (Annual Report page 31)
                B.  Consolidated Statements of Earnings (Annual Report page 32)
                C.  Consolidated Balance Sheets (Annual Report page 33)
                D. Consolidated Statements of Stockholders' Equity (Annual Report page 34)
                E. Consolidated Statements of Cash Flows (Annual Report page 35)
                F. Notes to Consolidated Financial Statements (Annual Report pages 36 through 47)

            2. Financial Statement Schedules. The following additional financial data should be read in conjunction with the Consolidated Financial Statements in the Annual Report. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

                                                        Form 10-K Page

                 Independent Auditors' Report on
                 Consolidated Financial Statement Schedule       17

           VIII  Valuation and Qualifying Accounts               18

            3. Exhibits. A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report on page 19-22 hereof.

      (b)   Reports on Form 8-K

            On August 26, 1994, the Company filed a report on Form 8-K, reporting the acquisition of Fairchild on August 11, 1994. The following amendments on Form 8-K/A were filed with respect to this report: Amendment No. 1 filed on September 14, 1994; Amendment No. 2 filed on October 11, 1994; Amendment No. 3 filed on October 12, 1994; Amendment No. 4 filed on November 29, 1994; and Amendment No. 5 filed on December 9, 1994.

            On November 29, 1994 the Company filed a report on Form 8-K, reporting the proposed acquisition of Magellan Corporation. On January 11, 1995, the Company filed Amendment No. 1 on Form 8-K/A to the Company's Report on Form 8-K filed with the Commission on November 29, 1994 reporting consummation of the Magellan acquisition.

      (c)   See Item 14(a)(3) of this report.

      (d)   See Item 14(a)(2) of this report.

                               SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ORBITAL SCIENCES CORPORATION



DATED:  March 28, 1995        By /s/ David W. Thompson
                                David W. Thompson, Chairman of the
                                Board, President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each individual whose signature appears below hereby authorizes each of David W. Thompson, Bruce W. Ferguson and Leslie
C. Seeman, and appoints each of them singly, his true and lawful attorney, each with full power of substitution, to sign for him, and in his name and in the capacity indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, hereby ratifying and confirming his signature as it may be signed by said attorneys, and each of them, to said report and any and all amendments and supplements thereto, and generally to do all such things in his name and on his behalf in his capacity as director to enable Orbital Sciences Corporation to comply with the provisions of the Securities Act of 1933, the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.


DATED:  March 28, 1995


Signature:                    Title:

/s/ David W. Thompson
David W. Thompson             Chairman of the Board, Principal Executive
                              Officer and Director

/s/ Carlton B. Crenshaw
Carlton B. Crenshaw           Principal Financial Officer

/s/ Jeffrey V. Pirone
Jeffrey V. Pirone             Controller and Principal Accounting
                              Officer

/s/ Fred C. Alcorn
Fred C. Alcorn                Director

/s/ Kelly H. Burke
Kelly H. Burke                Director

/s/ Bruce W. Ferguson
Bruce W. Ferguson             Director

/s/ Daniel J. Fink
Daniel J. Fink                Director

/s/ Lennard A. Fisk
Lennard A. Fisk               Director

/s/ Jack A. Frohbieter
Jack A. Frohbieter            Director

/s/ Jack L. Kerrebrock
Jack L. Kerrebrock            Director

/s/ J. Paul Kinloch
J. Paul Kinloch               Director

/s/ Douglas S. Luke
Douglas S. Luke               Director

/s/ John L. McLucas
John L. McLucas               Director

/s/ Harrison H. Schmitt
Harrison H. Schmitt           Director

/s/ James R. Thompson
James R. Thompson             Director

/s/ Scott L. Webster
Scott L. Webster              Director



C:\LEGAL\SEC-FILE\10K.94

                INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Orbital Sciences Corporation

Under date of February 6, 1995, we reported on the consolidated balance sheets of Orbital Sciences Corporation and subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Item 14(a)2 in the Company's Form 10-K for the year 1994. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG Peat Marwick LLP

Washington, D.C.
February 6, 1995

ORBITAL SCIENCES CORPORATION
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)


Column A                                    Column B          Column C                                 Column D        Column E

                                                                                Additions
                                                                                __________________________________
                                                                                 Charged/credited
                                             Balance at      Charged to costs         to                              Balance at
Description                              start of period      and expenses     other accounts <F2>     Deductions     end of period


Year ended December 31, 1992
  Allowance for doubtful accounts               $  289             $  150                   -           $ (47) <F3>       $  392
  Allowance for obsolete inventory               1,034                 39                   -            (175) <F3>          898
  Deferred income tax valuation reserve            -                  588                   -               -                588

Year ended December 31, 1993
  Allowance for doubtful accounts               $  392             $   55                $  15              -             $  462
  Allowance for obsolete inventory                 898                416                  910              -              2,224
  Deferred income tax valuation reserve            588                  -                    -           (303) <F4>          285

Year ended December 31, 1994
  Allowance for doubtful accounts               $  462             $  136                $  80              -             $  678
  Allowance for obsolete inventory               2,224                216                1,571          (111) <F4>         3,900
  Allowance for unrecoverable investment             -                  -                3,100              -              3,100
  Deferred income tax valuation reserve            285                  -               32,003           (168) <F4>       32,120


<F1> All historical balances have been restated to reflect the Company's acquisition of Magellan Corporation.  The acquisition was accounted for using the pooling of interests method of accounting.

<F2> Additions charged/credited to other accounts represent valuation and qualifying accounts recorded pursuant to purchase business combinations as described in Note 4 to the consolidated financial statements incorporated by reference elsewhere herein, and adjustments required to recast pooled company's year end as described in
Note <F4> to the consolidated financial statements incorporated by reference elsewhere herin.

<F3> Deduction of specific charge-offs previously reserved.

<F4> Deduction for re-valuation of allowance account.

                                        EXHIBIT INDEX


      The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses. In addition, the registrant has executed certain instruments reflecting long-term debt, the total amount of which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. In accordance with section 4(iii) of Item 601 under Regulation S-K, the registrant agrees to furnish to the Securities and Exchange Commission copies of each instrument relating to such long-term debt not otherwise filed herewith or incorporated herein by reference.


Exhibit
No.                  Description


2.1 Asset Acquisition Agreement dated as of September 16, 1993 between The Perkin-Elmer Corporation and the Company (incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K, dated September 27, 1993).

2.2 Acquisition Agreement dated as of July 29, 1994 between Matra Aerospace, Inc., and the Company (incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K, dated August 11, 1994).

2.3 Agreement and Plan of Merger dated as of November 25, 1994 among the Company, Orbital Acquisition Corporation and Magellan Corporation (incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K, dated November 25,
                     1994).

3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.1 Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2 Stock Purchase Agreement, dated November 9, 1988, by and between the Company and Hercules Incorporated (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.3 Indenture dated as of February 25, 1993 among the Company and Security Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K, dated March 31,
                     1993).

4.4 Form of 6 3/4% Convertible Subordinated Debenture due 2003 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K, dated March 31, 1993).

4.5 Registration Rights Agreement dated as of August 11, 1994 between Matra Aerospace, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, dated August 11, 1994).

4.6 Promissory Notes dated as of August 31, 1994 made by Fairchild Space and Defense Corporation and Corporate Guaranty dated August 31, 1994 made by the Company (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the Quarter ended September 30, 1994, dated November 14, 1994).

10.2 Sale/Leaseback Agreement, dated September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

10.2.1 First Amendment to Sale/Leaseback Agreement, dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the Company's Annual Report on Form 10-K, dated March 23, 1992).

10.3 Office Lease, dated July 17, 1992, between S.C. Realty, Inc. and the Company (incorporated by reference to Exhibit
                     10.3 to the Company's Annual Report on Form 10-K, dated March 31, 1993).

10.4 Lease Agreement dated as of August 11, 1994 between Germantown Holding Corp. and Fairchild Space and Defense Corporation (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K, dated August 11, 1994).

10.5.1 Orbital Sciences Corporation 1990 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File Number 33-47789) dated May 11, 1992).**

10.5.2 Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File Number 33-47789) dated May 11, 1992).**

10.5.3 Orbital Communications Corporation Restated 1992 Stock Option Plan (transmitted herewith).**

10.6 Amended and Restated Credit Agreement dated as of September 27, 1994 among the Company, Orbital Imaging Corporation and Fairchild Space and Defense Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent and J.P. Morgan Delaware, as Collateral Agent (the "Credit Agreement") (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the Quarter ended September 30, 1994, dated November 14, 1994).

10.6.1 Amendment No. 1 to the Credit Agreement dated October 26, 1994 among the Company, Orbital Imaging Corporation and Fairchild Space and Defense Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and J.P. Morgan Delaware, as Collateral Agent (transmitted herewith).

10.6.2 Waiver No. 1 to the Credit Agreement dated December 19, 1994 among the Company, Orbital Imaging Corporation and Fairchild Space and Defense Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and J.P. Morgan Delaware, as Collateral Agent (transmitted herewith).

10.7 Security Agreement dated as of June 30, 1992 among the Company, J.P. Morgan Delaware, as Collateral Agent and American Security Bank, N.A., as Audit Agent (incorporated by Reference to Exhibit 10.6.1 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1994, dated November 14, 1994).

10.8 Master Security Agreement dated as of August 31, 1994 between Fairchild Space and Defense Corporation and General Electric Capital Corporation (incorporated by reference to
                     Exhibit 10.7 to the Company's Report on Form 10-Q for the Quarter ended September 30, 1994, dated November 14, 1994).


10.9 Participation Agreement dated August 20, 1992 by and between ITT Commercial Finance Corp. and the Company, as amended through August 26, 1992 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1992, dated January 27, 1993).

10.10 Form of Executive Employment Agreement entered into between the Company and Executive Officers and certain other Officers of the Company (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).**

10.10.1 Employment Agreement between Jack A. Frohbieter and Fairchild Space and Defense Corporation, dated August 26, 1992 (transmitted herewith).**

10.11 Form of Indemnification Agreement entered into between the Company and Directors, Executive Officers and certain other Officers of the Company (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).**

10.11.1 Amendment dated October 22, 1992 to form of Indemnification Agreement entered into between the Company and Directors, Executive Officers and certain other Officers of the Company (incorporated by reference to Exhibit 19 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1992, dated November 16, 1992).**

10.12 Joint Venture Agreement, dated November 9, 1988, by and among the Company, Space Systems Corporation and Hercules Incorporated (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

10.13.1 Master Agreement dated as of June 30, 1993 among the Company, Orbital Communications Corporation, Teleglobe Inc. and Teleglobe Mobile Partners (the "Master Agreement") (incorporated by reference to Exhibit 10.24.1 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1993, dated August 13, 1993).+

10.13.1.1 Amendment No. 1 to Master Agreement dated as of April 1, 1994 (incorporated by reference to Exhibit 10.16.1.1 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1994, dated August 15, 1994).+

10.13.1.2 Amendment No. 2 to Master Agreement dated as of October 1, 1994 (transmitted herewith).*

10.14 Agreement of Limited Partnership of ORBCOMM Development Partners, L.P. dated as of June 30, 1993 between Orbital Communications Corporation and Teleglobe Mobile Partners (incorporated by reference to Exhibit 10.24.2 for the Company's Report on Form 10-Q for the Quarter ended June 30, 1993, dated August 13, 1993).+

10.14.1 Amendment No.1 to Agreement of Limited Partnership of ORBCOMM Development Partners, L.P. dated as of April 1, 1994 (incorporated by reference to Exhibit 10.16.2.1 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1994, dated August 15, 1994).+

10.15 Agreement of Limited Partnership of ORBCOMM U.S. Partners, L.P. dated as of June 30, 1993 between Orbital Communications Corporation and Teleglobe Mobile Partners (incorporated by reference to Exhibit 10.24.3 of the Company's Report on Form 10-Q for the Quarter ended June 30, 1993, dated August 13, 1993).

10.16 Agreement of Limited Partnership of ORBCOMM International Partners, L.P. dated as of June 30, 1993 between Orbital Communications Corporation and Teleglobe Mobile Partners (incorporated by reference to Exhibit 10.24.3 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1993, dated August 13, 1993).

10.17 ORBCOMM System Construction Agreement dated as of June 30, 1993 between Orbital Communications Corporation and ORBCOMM Development Partners, L.P (incorporated by reference to
                     Exhibit 10.24.5 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1993, dated August 13, 1993).

10.18 ORBCOMM System Design, Development and Operations Agreement dated as of June 30, 1993 between Orbital Communications Corporation and ORBCOMM Development Partners, L.P. (the "System Design, Development and Operations Agreement") (incorporated by reference to Exhibit 10.24.6 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1993, dated August 13, 1993).+

10.18.1 Amendments No. 1 and No. 2 to System Design, Development and Operations Agreement dated March 1, 1994 (incorporated by reference to Exhibit 10.16.6.1 to the Company's Report on Form 10-Q for the Quarter Ended March 31, 1994, dated May 12, 1994).+

10.18.2 Amendment No. 3 to System Design, Development and Operations Agreement dated April 1, 1994 (incorporated by reference to Exhibit 10.16.6.2 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1994, dated August 15, 1994).+

10.19 System Charge and Marketing (U.S.) Agreement dated as of June 30, 1993 between Orbital Communications Corporation and ORBCOMM U.S. Partners, L.P. (incorporated by reference to Exhibit 10.24.8 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1993, dated August 13, 1993).

10.19.1              Amendment No. 1 to System Charge and Marketing (U.S.)
                     Agreement dated as of June 30, 1994 (transmitted herewith).

10.20                International System Charge and Marketing (Non-U.S.)
                     Agreement dated as of June 30, 1993 among ORBCOMM Development Partners, L.P., Teleglobe Mobile Partners and ORBCOMM International Partners, L.P (incorporated by reference to Exhibit 10.24.8 to Company's Report on Form 10-Q for the Quarter Ended June 30, 1993, dated August 13,
                     1993).

10.20.1 Amendment No. 1 to International System Charge and Marketing (Non-U.S.) Agreement dated as of June 30, 1993 among ORBCOMM Development Partners, L.P., Teleglobe Mobile Partners and ORBCOMM International Partners, L.P dated as of June 30, 1994 (transmitted herewith).

10.21 Proprietary Information and Non-Competition Agreement dated as of June 30, 1993 among the Company, Orbital Communications Corporation, Teleglobe Inc., Teleglobe Mobile Partners, ORBCOMM Development Partners, L.P., ORBCOMM U.S. Partners, L.P. and ORBCOMM International Partners, L.P (incorporated by reference to Exhibit 10.24.9 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1993, dated August 13, 1993).

11                   Statement re:  Computation of Earnings Per Share
                     (transmitted herewith).

13                   Portions of the 1994 Annual Report to Stockholders
                     (transmitted herewith).

21                   Subsidiaries of the Company (transmitted herewith).

23                   Consent of KPMG Peat Marwick LLP (transmitted herewith).

24                   Power of Attorney (included on Signature Page).

27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).

______________________

*     Confidential treatment requested pursuant to Rule 24b-2 of the Exchange
      Act.
+     Confidential treatment previously granted by the Commission.
**    Management Contract or Compensatory Plan or Arrangement.