Form 10-Q
period 1995-03-31
ORBITAL SCIENCES CORP /DE/
filed 1995-05-08
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended

                         March 31, 1995

                  ORBITAL SCIENCES CORPORATION


                 Commission file number 0-18287


          Delaware                           06-1209561
  (State of Incorporation)               (IRS Identification
                                               number)

  21700 Atlantic Boulevard
   Dulles, Virginia 20166                  (703) 406-5000
    (Address of principal                (Telephone number)
     executive offices)



The registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

 As of May 3, 1995, 20,357,661 shares of the registrant's common stock were outstanding.


                             PART I
                     FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                  ORBITAL SCIENCES CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEETS
          (Unaudited; in thousands, except share data)

                                A S S E T S
                                                                   March 31,          December 31,
                                                                        1995                 1994
CURRENT ASSETS:
Cash and cash equivalents                                               $4,371             $21,156
Short-term investments, at market                                        9,427              12,426
Receivables, net                                                       100,394              94,236
Inventories                                                             23,809              26,098
Deferred income taxes and other assets                                   8,161               5,914
Total current assets                                                   146,162             159,830

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation and amortization of $35,274 and $33,432,                  101,854             102,061
respectively

INVESTMENTS IN AFFILIATES                                                55995               54721

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
less accumulated amortization of $10,646 and $10,042,                   68,244              68,878
respectively

DEFERRED INCOME TAXES AND OTHER ASSETS                                  16,981              17,238
                                                                      $389,236            $402,728

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of
long-term obligations                                                  $27,866             $28,160
Accounts payable                                                        15,330              14,961
Accrued expenses                                                        26,724              37,439
Payable to subcontractors                                                9,576              13,695
Deferred revenue                                                        14,066              13,272
         Total current liabilities                                      93,562             107,527

LONG-TERM OBLIGATIONS, net of current portion                           79,711               81163

DEFERRED INCOME TAXES AND OTHER LIABILITIES                              11353               11992
                                                                       184,626             200,682
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01; 10,000,000 shares
authorized, no shares issued or outstanding                                  -                   -
Common stock, par value $.01; 40,000,000 shares authorized,
20,233,408 and 20,170,196 shares outstanding,
after deducting 15,735 shares held in treasury                             203                 202
Additional paid-in capital                                             201,862             201,328
Unrealized gains (losses) on short-term investments                      (400)               (462)
Retained earnings                                                        2,945                 978
        Total stockholders' equity                                     204,610             202,046
                      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $389,236            $402,728

   See accompanying notes to condensed consolidated financial statements.


             ORBITAL SCIENCES CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
     (Unaudited; in thousands, except share data)


                                                                  March 31,
                                                           1995             1994
REVENUES                                                   $68,341         $50,310

COSTS OF GOODS SOLD                                         49,487          36,029

GROSS PROFIT                                                18,854          14,281

RESEARCH AND DEVELOPMENT EXPENSES                            3,831           3,698
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                11,209           7,257
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                                    661             423

INCOME FROM OPERATIONS                                       3,153           2,903

NET INTEREST INCOME (EXPENSE)                                (769)             511
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                      426           (423)

INCOME BEFORE PROVISION FOR INCOME TAXES                     2,810           2,991

PROVISION FOR INCOME TAXES                                     843             816

NET INCOME                                                  $1,967          $2,175

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE            $0.10           $0.12

SHARES USED IN COMPUTING NET INCOME
         PER COMMON AND COMMON EQUIVALENT SHARE         20,654,907      17,864,089


NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION          $0.10           $0.08

SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING FULL DILUTION       24,774,814      22,017,976




   See accompanying notes to condensed consolidated financial statements.

<CAPTION?>
                  ORBITAL SCIENCES CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited; in thousands)
                                                                   Three Months
                                                                       Ended
                                                                     March 31,
                                                                       1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $1,967          $2,175
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
           Depreciation and amortization expense                           4,239           2,093
           Equity in (earnings) loss of affiliates                           427             422
           Change in assets and liabilities:
        (Increase) decrease in contract receivables                      (6,158)         (2,972)
        (Increase) decrease in components inventory                        2,289             (7)
        (Increase) decrease in other current assets                      (2,389)           (235)
        (Increase) decrease in deposits and other assets                   (292)             (9)
        Increase (decrease) in payables and accrued expenses            (14,465)         (5,407)
        Increase (decrease) in deferred revenue                              378         (7,240)
        Increase (decrease) in deferred income taxes and other             (639)           (260)
        Net cash provided by (used in) operating activities             (14,643)        (11,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                (2,527)         (2,986)
     Proceeds from sales of fixed assets                                     125               -
     Purchase of investment securities                                         -         (3,356)
     Sale of investment securities                                         3,061               -
     Investments in affiliates                                            (1590)           (602)
Interest capitalized on investments in affiliates                              0               -
     Payment for business acquisition                                          -               -
          Net cash used in investing activities                            (931)         (6,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings                                             (901)         (2,458)
     Principal payments on long-term obligations                           (845)           (315)
     Proceeds from issuance of long-term obligations                           -               -
     Costs of issuance of long-term obligations                                -               -
     Net proceeds from issuances of common stock                             535             979
     Adjustment to recast pooled company's year end                            -         (1,138)
Net cash provided by (used in) financing activities                      (1,211)         (2,932)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (16,785)        (21,316)

CASH AND CASH EQUIVALENTS, beginning of period                            21,156          49,458
CASH AND CASH EQUIVALENTS, end of period                                  $4,371         $28,142

   See accompanying notes to condensed consolidated financial statements.

                  ORBITAL SCIENCES CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1995 AND 1994
                           (Unaudited)

BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Operating results for the three-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results expected for the full year.

Orbital Sciences Corporation is hereafter referred to as "Orbital" or the "Company."


     (1)  Inventories

     Inventories consist of components inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out ("FIFO") or specific identification basis.

     Components inventory consists primarily of components and raw materials purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under U.S. Government fixed-price contracts accounted for using the percentage of completion method of accounting applied on a units of delivery basis and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs). Work in process inventory has been reduced by contractual progress payments received. Finished goods inventory consists of fully assembled commercial products awaiting shipment.

     (2)  Investments in Affiliates

     The Company's majority-owned subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners, an affiliate of Teleglobe Inc., formed a partnership, ORBCOMM Development Partners, L.P. ("ORBCOMM Development"), for the two-phased design, development, construction, integration, test and operation of a 26-satellite low-Earth orbit satellite communications system (the "ORBCOMM System"). Pursuant to the terms of the partnership agreement, OCC and Teleglobe Mobile Partners are each 50% general partners in ORBCOMM Development. Teleglobe Mobile has an option to invest an additional $70,000,000 in the next phase of the ORBCOMM System implementation.

     Orbital and OCC are the primary suppliers of communications satellites, launch vehicles, ground tracking systems, system software and integration services to ORBCOMM Development, and successfully launched the first two ORBCOMM System satellites in April 1995. Preliminary test results from the initial phases of planned comprehensive on-orbit testing of the satellites indicate that the major spacecraft support systems on both satellites, including electrical power, flight computer, attitude control and thermal control, are operating as expected. Several anomalies have been discovered on the spacecraft, including a problem with the gateway communication subsystem that controls one satellite's response to uplink commands, and a problem with the other satellite's subscriber communications subsystem that is responsible for communications with subscriber terminals. While no assurances can be given that the anomalies will be successfully resolved, a comprehensive anomaly review and potential corrective actions are currently being pursued.

     Based on its current assessment of the overall business prospects of ORBCOMM Development and the ORBCOMM System, the Company currently believes its investment in ORBCOMM Development of approximately $56,000,000 is fully recoverable. If, in the future, implementation of the ORBCOMM System is significantly delayed, significantly restricted or abandoned, the Company may be required to expense part or all of its investment.

     (3)  Equity in Earnings (Losses) of Affiliates

     During the three months ended March 31, 1995 and for the years ended December 31, 1994 and 1993, Orbital recorded contract revenues on sales to ORBCOMM Development of approximately $6,000,000, $30,000,000 and $38,000,000, respectively, and eliminated as equity in earnings of affiliate 50% of its profits on those sales. At March 31, 1995, Orbital had approximately $7,900,000 in unbilled receivables from ORBCOMM Development.

     During the construction phase of the project and prior to the commencement of planned operations, ORBCOMM Development is capitalizing substantially all construction-related costs and is expensing as incurred all selling, general and administrative costs as period costs.

     (4)  Income Taxes

     The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

     (5)  Income Per Share

     Income per common and common equivalent share is calculated using the weighted average number of common and common equivalent shares, to the extent dilutive, outstanding during the periods.

     Income per common share assuming full dilution is calculated using the weighted average number of common and common equivalent shares outstanding during the periods plus the effects of an assumed conversion of the Company's 6 _% convertible subordinated debentures, after giving effect to all net income adjustments that would result from the assumed conversion. Any reduction of less than three percent in the aggregate has not been considered dilutive in the calculation and presentation of income per common share assuming full dilution.

     (6)  Hercules Incorporated

     In November 1988, Orbital and Hercules Incorporated ("Hercules") entered into a joint venture agreement relating to the development and production of the Pegasus space launch vehicle (the "Joint Venture Agreement"). In 1995, Alliant Techsystems Inc.
     ("Alliant") acquired the assets of Hercules Aerospace Company (a division of Hercules) and, in connection therewith, assumed the rights and responsibilities of Hercules with respect to the Joint Venture Agreement. Effective May 3, 1995, Orbital and Alliant replaced the Joint Venture Agreement with a joint teaming agreement to provide for the continuation of joint performance on the Pegasus and Taurus space launch vehicle programs (the "Joint Teaming
     Agreement"). The Joint Teaming Agreement provides, among other things, that Orbital will perform as the system prime contractor for all present and future
     Pegasus and Taurus missions and Alliant will perform as a solid rocket motor and payload fairing subcontractor to Orbital on the Pegasus program and as a solid rocket motor subcontractor to Orbital on the Taurus program.
     As a subcontractor, Alliant will receive firm-fixed prices for its subcontracts and will no longer share in Pegasus contract profits and losses, but will share in the costs and benefits associated with certain defined outstanding issues on current Pegasus contracts. The Joint Teaming Agreement will continue through December 31, 2005, unless terminated earlier by mutual agreement.

     Orbital and Alliant also have agreed to a final dismissal with prejudice of all present and future claims and litigation related to the Joint Venture Agreement, including (i) the January 1994 lawsuit filed by Hercules against Orbital alleging breaches of certain representations and warranties by Orbital in the 1988 stock purchase agreement between Hercules and Orbital, and (ii) the July 1994 lawsuit filed by Hercules against Orbital alleging breach of fiduciary duty and breach of contract in the determination of Orbital's recoverable costs pursuant to the Joint Venture Agreement.

     (7)  Reclassifications

     Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the 1995 condensed consolidated financial statement presentation. The December 1994 acquisition of Magellan Corporation was recorded using the pooling of interests method of accounting for business combinations and, accordingly, Orbital's 1994 historical financial statements have been restated to reflect this transaction.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
1995 AND 1994

The ORBCOMM System. The Company's majority-owned subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners, an affiliate of Teleglobe Inc., formed a partnership, ORBCOMM Development Partners, L.P. ("ORBCOMM Development"), for the two-phased design, development, construction, integration, test and operation of a 26-satellite low-Earth orbit satellite communications system (the "ORBCOMM System"). Pursuant to the terms of the partnership agreement, OCC and Teleglobe Mobile Partners are each 50% general partners in ORBCOMM Development. Teleglobe Mobile has an option to invest an additional $70,000,000 in the next phase of the ORBCOMM System implementation.

Orbital and OCC are the primary suppliers of communications satellites, launch vehicles, ground tracking systems, system software and integration services to ORBCOMM Development, and successfully launched the first two ORBCOMM System satellites in April 1995. Preliminary test results from the initial phases of planned comprehensive on-orbit testing of the satellites indicate that the major spacecraft support systems on both satellites, including electrical power, flight computer, attitude control and thermal control, are operating as expected. Several anomalies have been discovered on the spacecraft, including a problem with the gateway communication subsystem that controls one satellite's response to uplink commands, and a problem with the other satellite's subscriber communications subsystem that is responsible for communications with subscriber terminals. While no assurances can be given that the anomalies will be successfully resolved, a comprehensive anomaly review and potential corrective actions are currently being pursued.

Based on its current assessment of the overall business prospects of ORBCOMM Development and the ORBCOMM System, the Company currently believes its investment in ORBCOMM Development of approximately $56,000,000 is fully recoverable. If, in the future, implementation of the ORBCOMM System is significantly delayed, significantly restricted or abandoned, the Company may be required to expense part or all of its investment.

Revenues. Orbital's revenues for the three-month periods ended March 31, 1995 and 1994 were $68,341,000 and $50,310,000, respectively. Revenues from the Company's space launch vehicle products decreased to $6,658,000 during the 1995 three-month period from $15,610,000 during the comparable 1994 period, although revenues increased from the fourth quarter of 1994 by over 40%. The significant decrease is attributable primarily to the continuing effects of production delays caused by the Company's failed first launch of its new Pegasus XL launch vehicle in June 1994, which required additional research and development efforts to prepare for the next launch. The Company completed the research and development activities early in 1995, and the next launch is currently scheduled for the second quarter of 1995. Sales of space launch vehicles to ORBCOMM Development were $92,000 and $2,076,000 during the 1995 and 1994 three-month periods, respectively. The Company successfully launched its Pegasus vehicle for ORBCOMM Development on April 3, 1995.

Revenues from suborbital launch vehicle products decreased to $5,720,000 in the 1995 three-month period as compared to $7,097,000 in the 1994 period, although revenues were level with fourth quarter 1994 revenues of $5,284,000. While suborbital revenues have decreased significantly during the past few years as U.S. Government defense spending has been reduced, the Company expects 1995 revenues to remain approximately consistent with, or to slightly increase from, revenue levels achieved in 1994.

In the three months ended March 31, 1995, spacecraft systems revenues increased to $14,519,000 from $6,978,000 in the 1994 period, primarily as a result of additional revenues generated from the Company's wholly-owned subsidiary Fairchild Space and Defense Corporation ("Fairchild"), acquired in August 1994. The 1995 and 1994 periods included $1,860,000 and $3,082,000, respectively, in sales of MicroStar spacecraft to ORBCOMM Development. Revenues generated from sales of space sensors and instruments of $3,485,000 during the 1995 quarter were consistent with first quarter 1994 sales of $3,387,000 and are expected to remain approximately consistent with 1994 levels throughout 1995.

Revenues from defense electronics and avionics products were approximately $15,463,000 for the three-month period ended March 31, 1995 as compared to $3,220,000 in the 1994 period. These products were acquired as part of the 1994 Fairchild acquisition and the September 1993 acquisition of the Applied Science Operations of The Perkin-Elmer Corporation ("ASO").

Revenues from sales of navigation and positioning products increased to $13,886,000 for the three months ended March 31, 1995 as compared to $8,922,000 for the 1994 period, primarily due to increased unit sales offset, in part, by lower unit prices for GPS navigators. Satellite-based services revenues in the first quarter of 1995 were approximately $4,126,000 as compared to $2,223,000 of first quarter 1994 sales, reflecting revenues from sales of services to ORBCOMM Development. The Company expects these revenues to decrease significantly during the remainder of 1995 as its contract with ORBCOMM Development is completed.

Revenues from the Company's newly-established Advanced Projects
Group were $3,564,000 during the first quarter of 1995 as a result of work performed on two research and development projects for ARPA and NASA.

Gross Profit. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the three-month periods ended March 31, 1995 and 1994 were $18,854,000 and $14,281,000, respectively. Gross profit margin as a percentage of sales for those periods was approximately 27.6% and 28.4%, respectively. The decreased gross profit margin during 1995 was primarily attributable to cost growth on the Pegasus program as a result of the 1994 Pegasus XL failure. The Company believes that its gross profit margin for the remainder of 1995 will increase slightly as compared to 1994 as a result of a full year of operations from Fairchild, among other factors.

Research and Development Expenses. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended March 31, 1995 and 1994 were $3,831,000 and $3,698,000, respectively. Research and development expenses in the first quarter of 1995 related primarily to the development of new or improved navigation products, completion of development efforts on the Company's Pegasus program and new spacecraft programs.
The Company expects its research and development expenditures for the rest of 1995 to be consistent with 1994 expenditures.

Selling, General and Administrative Expenses.   Selling, general
and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the three months ended March 31, 1995 and 1994 were $11,209,000 (or 16.4% of revenues) and $7,257,000 (or 14.4% of revenues), respectively. The increase in selling, general and administrative expenses during the first quarter of 1995 was primarily attributable to expanded marketing efforts related to the Company's ORBCOMM project and various remote sensing systems, and to the Fairchild acquisition. The Company expects selling, general and administrative expenses as a percentage of revenues during the remainder of 1995 to be less than or approximately equal to those in the first quarter of 1994, and expects the dollar amount of these costs to remain above 1994 levels.

Interest Income and Interest Expense. Net interest expense was $769,000 for the three months ended March 31, 1995 as compared to net interest income of $511,000 during the 1994 quarter.
Interest income for the periods reflects interest earnings on short-term investments. Interest expense is primarily for outstanding amounts on Orbital's revolving credit facility, on the Company's public debentures and, during the 1995 quarter, on acquisition debt incurred for the Fairchild acquisition.
Interest expense has been reduced by capitalized interest of $1,188,000 and $1,287,000, respectively, for the 1995 and 1994 three-month periods.

Equity in Earnings (Losses) of Affiliates. Equity in earnings (losses) of affiliates for the three-month periods ended March 31, 1995 and 1994 of $426,000 and ($423,000), respectively, represents elimination of 50% of the profits on sales to ORBCOMM Development, as well as the Company's pro-rata share of ORBCOMM Development's current period earnings and losses. During the construction phase of the project and prior to the commencement of planned operations, ORBCOMM Development is capitalizing substantially all construction-related costs and is expensing as incurred all selling, general and administrative costs as period costs.

Provision for Income Taxes. The Company recorded an income tax provision of $843,000 and $816,000 during the three-month periods ended March 31, 1995 and 1994, respectively. The Company's expected 1995 effective tax rate of 30% is primarily a result of non-tax deductible goodwill amortization related to its acquisition of Space Data Corporation in 1988 and Fairchild in 1994, offset by anticipated tax-exempt interest earnings and research and experimental tax credits.

At December 31, 1994, Orbital had approximately $50,000,000 and $900,000 of net operating loss and tax credit carryforwards, respectively, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's growth has required substantial capital to fund both an expanding business base and significant research and development and capital investment expenditures. Additionally, the Company has historically made strategic acquisitions of businesses and routinely evaluates potential acquisition candidates. The Company expects to continue to pursue potential acquisitions that it believes would augment its marketing, technical, manufacturing or financial capabilities. The Company has funded these requirements to date, and expects to fund its requirements in the future, through cash generated by operations, working capital loan facilities, asset-based financings, joint venture arrangements, and private and public equity and debt offerings.

Orbital issued secured notes totaling approximately $24,200,000 to eight financial institutions, to support its acquisition of Fairchild in 1994. The notes have an average interest rate of approximately 8 3/4% and generally mature on a monthly basis over a three- to five-year period.

Cash, cash equivalents and short-term investments were $13,798,000 at March 31, 1995, and the Company had short-term and long-term debt obligations outstanding of approximately
$107,003,000. The outstanding debt relates primarily to advances under the Company's line of credit facility, secured notes issued in connection with the Fairchild acquisition, fixed asset financings and the Company's public debentures.

The Company's revolving credit facility provides for total borrowings from an international syndicate of six banks of up to $65,000,000, subject to a defined borrowing base comprised of certain contract receivables. Approximately $21,600,000 of borrowings were outstanding under the facility at March 31, 1995, against an available facility limit of approximately $23,800,000. The available facility limits were approximately $33,900,000 at April 30, 1995. At March 31, 1995, the average interest rate under this facility was approximately 9%. Borrowings are secured by contract receivables and certain other assets. The facility restricts the payment of dividends and contains certain covenants with respect to the Company's working capital, fixed charge ratio, leverage ratio and tangible net worth, and expires in September 1997.

The Company's operations used net cash of approximately
$14,643,000 in the three months ended March 31, 1995.  The
Company also incurred approximately $1,590,000 of investment related to its ORBCOMM project and $2,527,000 in capital expenditures related primarily to spacecraft production and test equipment.

Orbital's capital expenditures for 1995 are expected to approximate 1994 and 1993 levels, including continued investments in space launch vehicle and spacecraft production, test, and airborne and ground support equipment. Additionally, Orbital expects to invest up to $10,000,000 in various ORBIMAGE remote sensing projects. Assuming that Teleglobe Mobile exercises its option to invest in the next phase of the ORBCOMM System, Orbital intends to invest approximately $10,000,000 in the ORBCOMM System. In the event Teleglobe Mobile chooses not to exercise its option to invest in the next phase of the project and Orbital desires to proceed, Orbital's investment or that of other potential partners could exceed $80,000,000 over the next two years.

Orbital expects that its 1995 capital needs for its existing operations, including its planned $10,000,000 investment in the ORBCOMM project, will in part be provided by working capital, cash flows from operations, credit facilities, asset-based financings, customer financings and operating lease arrangements. Additionally, as part of a joint venture partially funded by NASA and Rockwell International Corporation, Orbital has committed to invest at least $50,000,000 in the development of a new reusable launch vehicle, which investment will be required over the next four years, including approximately $5,000,000 in 1995. Orbital believes that it will require equity and/or debt financing in 1995 to fully fund its currently planned operations and capital requirements, to meet its potential increased investment in the ORBCOMM System and to meet its investment requirements for the new launch vehicle.

On May 3, 1995, the Company entered into a $12,500,000 90-day bridge loan with a bank syndicate that includes certain of the existing lenders under its revolving credit facility. Borrowings are secured by contract receivables, and have an interest rate of the higher of prime or the Federal funds rate, plus 1%. The Company is currently seeking the private placement of approximately $20,000,000 of unsecured debt, the proceeds of which will fund, among other things, the repayment of existing borrowings under the bridge loan and revolving credit facility.

                             PART II

                        OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          Note 6 to the Company's Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 1995, provided in Item 1 of Part I of this Form 10-Q, regarding the settlement of all outstanding litigation between the Company and Alliant Techsystems Inc., which recently acquired Hercules Aerospace Company, a division of Hercules Incorporated, is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

          (b) On January 11, 1995, the Company filed Amendment No. 2 on Form 8-K/A reporting the consummation of its acquisition of Magellan Corporation. The Company filed a report on Form 8-K on February 8, 1995 and on March 15, 1995, in each case reporting events under Item 5.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                   ORBITAL SCIENCES CORPORATION


DATED:  May 5, 1995               By:  /s/ David W. Thompson
                                     David W. Thompson, President
                                     and   Chief   Executive Officer


DATED:  May 5, 1995                By: /s/ Carlton B. Crenshaw
                                     Carlton   B.   Crenshaw, Senior
                                     Vice   President  and Principal
                                       Financial Officer

                          EXHIBIT INDEX


     The following exhibits are filed as part of this report.



 Exhibit                         Description
   No.

   10.1 Amendment No. 4 to System Design, Development and Operations Agreement dated March 17, 1995 (transmitted herewith).
    11    Statement re:  Computation of Earnings Per Share
          (transmitted herewith).
    27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).