Form 10-Q
period 1995-06-30
ORBITAL SCIENCES CORP /DE/
filed 1995-08-14
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended

                          June 30, 1995

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

     As of August 10, 1995, 22,662,618 shares of the registrant's common stock were outstanding.

                               PART I
                       FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                    ORBITAL SCIENCES CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited; in
                    thousands, except share data)


                 A S S E T S
                                                           June 30,            December 31,
                                                             1995                1994

CURRENT ASSETS:
Cash and cash equivalents                                   $18,377             $21,156
Short-term investments, at market                            21,440              12,426
Receivables, net                                             83,376              94,236
Inventories                                                  28,320              26,098
Deferred income taxes and other assets                        8,145               5,914
     Total current assets                                   159,658             159,830

PROPERTY, PLANT AND EQUIPMENT, at cost, less
     accumulated depreciation and amortization of
     $30,366 and $33,432, respectively                      101,882             102,061

INVESTMENTS IN AFFILIATES                                    64,093              54,721

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
     less accumulated amortization of $11,426 and            67,464              68,878
$10,042, respectively

DEFERRED INCOME TAXES AND OTHER ASSETS                       15,737              17,238

          TOTAL ASSETS                                     $408,834            $402,728

CURRENT LIABILITIES:
     Short-term borrowings and current portion of
     long-term obligations                                  $11,752             $28,160
     Accounts payable                                        13,823              14,961
     Accrued expenses                                        26,381              37,439
     Payable to subcontractors                                3,259              13,695
     Deferred revenue                                        11,557              13,272
     Total current liabilities                               66,772             107,527

LONG-TERM OBLIGATIONS, net of current portion                95,203              81,163

DEFERRED INCOME TAXES AND OTHER LIABILITIES                  11,245              11,992
          TOTAL LIABILITIES                                 173,220             200,682


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01; 10,000,000
       shares authorized, no shares issued or outstanding         -                   -
     Common stock, par value $.01; 40,000,000 shares
       authorized, 22,636,351 and 20,170,196 shares
       outstanding,  after deducting 15,735 shares
       held in treasury                                         227                 202
     Additional paid-in capital                             237,549             201,328
     Unrealized gains (losses) on short-term
       investments                                            (221)               (462)
     Retained earnings (losses)                             (1,941)                 978
     Total stockholders' equity                             235,614             202,046
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $408,834            $402,728


See accompanying notes to condensed consolidated financial statements

               ORBITAL SCIENCES CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
       (Unaudited; in thousands, except share data)


                                                                          Three Months
                                                                              Ended
                                                                            June 30,
                                                                  1995                   1994

REVENUES                                                         $64,589                $48,365

COSTS OF GOODS SOLD                                               47,806                 37,594

GROSS PROFIT                                                      16,783                 10,771

RESEARCH AND DEVELOPMENT EXPENSES                                  4,932                  2,808
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      11,497                  7,215
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                                          740                    385

INCOME (LOSS) FROM OPERATIONS                                      (386)                    363

NET INTEREST INCOME (EXPENSE)                                    (1,119)                    420
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                           (65)                  (121)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  (1,570)                    662

PROVISION (BENEFIT) FOR INCOME TAXES                               (843)                    101

NET INCOME (LOSS)                                                 ($727)                   $561



NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                ($0.03)                  $0.03

SHARES USED IN COMPUTING NET INCOME
         PER COMMON AND COMMON EQUIVALENT SHARE               21,220,824             17,943,673

NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION              ($0.03)                  $0.03

SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING FULL DILUTION             25,116,476             22,048,014



See accompanying notes to condensed consolidated financial statements

                     ORBITAL SCIENCES CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
        (Unaudited; in thousands, except share data)

                                                              Six Months Ended
                                                                  June 30,
                                                             1995          1994
REVENUES                                                    $132,930       $98,675

COSTS OF GOODS SOLD                                           97,293        73,623

GROSS PROFIT                                                  35,637        25,052

RESEARCH AND DEVELOPMENT EXPENSES                              8,764         6,506
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  22,707        14,472
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                                    1,400           808

INCOME (LOSS) FROM OPERATIONS                                  2,766         3,266

NET INTEREST INCOME (EXPENSE)                                (1,887)           931
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                        362         (544)

INCOME BEFORE PROVISION FOR INCOME TAXES
     AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                1,241         3,653

PROVISION FOR INCOME TAXES                                         -           917

INCOME (LOSS) BEFORE CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE                               1,241         2,736

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       (4,160)             -

NET INCOME (LOSS)                                           ($2,919)        $2,736

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
Income Before Cumulative Effect of Accounting Change           $0.06         $0.15
Cumulative Effect of Accounting Change                       ($0.20)             -
                                                             ($0.14)         $0.15

SHARES USED IN COMPUTING NET INCOME
         PER COMMON AND COMMON EQUIVALENT SHARE           20,954,359    17,904,561

NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION
Income Before Cumulative Effect of Accounting Change           $0.06         $0.12
Cumulative Effect of Accounting Change                       ($0.20)             -
                                                             ($0.14)         $0.12
SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING FULL DILUTION         24,863,449    22,011,237


See accompanying notes to condensed consolidated financial statements

                ORBITAL SCIENCES CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited; in thousands)


                                                                         Six Months Ended
                                                                             June 30,
                                                                   1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               ($2,919)         $2,735
     Adjustments to reconcile net income to net cash
provided by
       (used in)operating activities:
     Depreciation and amortization expense                              9,620          4,978
     Equity in (earnings) losses of affiliates                            361            543
     Cumulative effect of accounting change                             4,160              -
     Change in assets and liabilities:
     (Increase) decrease in receivables                                10,860            402
     (Increase) decrease in inventory                                 (2,222)            727
     (Increase) decrease in other current assets                      (2,467)          (629)
     (Increase) decrease in deposits and other assets                   1,236          3,043
     Increase (decrease) in payables and accrued expenses            (24,132)        (9,660)
     Increase (decrease) in deferred revenue                          (2,216)       (11,904)
     Increase (decrease) in deferred income taxes and other             (747)          (428)
     Net cash provided by (used in) operating activities              (8,466)       (10,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                             (9,854)       (10,287)
     Proceeds from sales of fixed assets                                  125              -
     Purchase of investment securities                               (13,083)        (8,916)
     Sale of investment securities                                      4,310          4,990
     Investments in affiliates                                        (9,689)        (5,125)
     Net cash used in investing activities                           (28,191)       (19,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings                                       (16,435)        (2,667)
     Principal payments on long-term obligations                      (2,933)          (751)
     Proceeds from issuance of long-term obligations                   20,000              -
     Net proceeds from issuances of common stock                       33,246          1,161
     Adjustment to recast pooled company's year end                         -        (1,138)
     Net cash provided by (used in) financing activities               33,878        (3,395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (2,779)       (32,926)

CASH AND CASH EQUIVALENTS, beginning of period                         21,156         49,458
CASH AND CASH EQUIVALENTS, end of period                              $18,377        $16,532



See accompanying notes to condensed consolidated financial statements

                  ORBITAL SCIENCES CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 1995 AND 1994
                           (Unaudited)

BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Operating results for the three- and six-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results expected for the full year.

Orbital   Sciences   Corporation   is   hereafter   referred   to   as
"Orbital" or the "Company."

     (1) The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"), which (i) requires that long-lived assets "to be held and used" be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable,
     (ii) requires that long-lived assets "to be disposed of" be reported at the lower of carrying amount or fair value less cost to sell, and (iii) provides guidelines and procedures for measuring an impairment loss that are significantly different from existing guidelines and procedures.

     The  Company adopted the provisions of SFAS 121  during
     the quarter ended June 30, 1995. As a result, as of January 1, 1995 Orbital recorded a cumulative adjustment for a change in accounting principle of approximately $4.2 million related to the impairment in the carrying amount of certain assets to be disposed of that support its orbit transfer vehicle product line.

     (2)  Inventories

     Inventories consist of components inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out or specific identification basis.

     Components inventory consists primarily of components and raw materials purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under U.S. Government fixed-price contracts accounted for using the percentage of completion method of accounting applied on a units of delivery basis and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs). Work-in-process inventory has been reduced by contractual progress payments received. Finished goods inventory consists of fully assembled commercial products awaiting shipment.

     (3)  Investments in Affiliates

     The Company's majority-owned subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners, an affiliate of Teleglobe Inc., formed a partnership, ORBCOMM Development Partners, L.P. ("ORBCOMM Development"), for the two-phased design, development, construction, integration, test and operation of a 26-satellite low-Earth orbit communications system (the "ORBCOMM System"). Pursuant to the terms of the partnership agreement, OCC and Teleglobe Mobile Partners are each 50% general partners in ORBCOMM Development. Teleglobe Mobile has an option to invest an additional $70,000,000 in the next phase of the ORBCOMM System implementation.

     Orbital and OCC are the primary suppliers of communications satellites, launch vehicles, ground tracking systems, system software and integration services to ORBCOMM Development, and successfully launched the first two ORBCOMM System satellites in April 1995. In July 1995, Orbital successfully completed on-orbit functional testing of the satellites. With the testing complete, ORBCOMM can begin conducting communications testing with customers in actual operating conditions.

     Based on its current assessment of the overall business prospects of ORBCOMM Development and the ORBCOMM System, the Company currently believes its investment in ORBCOMM Development of approximately $64,000,000 is fully recoverable. If, in the future, implementation of the ORBCOMM System is significantly delayed, significantly restricted or abandoned, the Company may be required to expense part or all of its investment.

     (4)  Equity in Earnings (Losses) of Affiliates

     During the six months ended June 30, 1995 and for the years ended December 31, 1994 and 1993, Orbital recorded contract revenues on sales to ORBCOMM Development of approximately $12,000,000, $30,000,000 and $38,000,000, respectively, and eliminated as equity in earnings of affiliates 50% of its profits on those sales. At June 30, 1995, Orbital had approximately $7,900,000 in unbilled receivables from ORBCOMM Development.

     During the construction phase of the ORBCOMM System and prior to the commencement of planned operations, ORBCOMM Development is capitalizing substantially all construction-related costs and is expensing as incurred all selling, general and administrative costs as period costs.

     (5)  Long-Term Unsecured Debt

     In June 1995, the Company entered into a $20 million fixed-rate unsecured debt financing arrangement with a private insurance company. The debt has a six-year term and bears interest at 10 1/2% per annum.

     (6)  Common Stock and Income Per Share

     In June 1995, the Company completed a private placement of two million shares of its Common Stock, receiving net proceeds of approximately $32 million. The Company's shares were placed with various offshore institutional investors and the issuance was exempt from public registration pursuant to Regulation S of the Securities Act of 1933, as amended.

     Income per common and common equivalent share is calculated using the weighted average number of common and common equivalent shares, to the extent dilutive, outstanding during the periods. Income per common share assuming full dilution is calculated using the weighted average number of common and common equivalent shares outstanding during the periods plus the effects of an assumed conversion of the Company's 6 3/4% convertible subordinated debentures, after giving effect to all net income adjustments that would result from the assumed conversion. Any reduction of less than three percent in the aggregate has not been considered dilutive in the calculation and presentation of income per common share assuming full dilution.

     (7)  Income Taxes

     The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.


     (8)  Hercules Incorporated

     In November 1988, Orbital and Hercules Incorporated ("Hercules") entered into an joint venture agreement relating to the development and production of the
     Pegasus space launch vehicle (the "Joint Venture Agreement"). In 1994, Alliant Techsystems, Inc. ("Alliant") acquired the assets of Hercules Aerospace Company (a wholly owned subsidiary of Hercules) and, in connection therewith, assumed the rights and responsibilities of Hercules with respect to the Joint Venture Agreement. During the second quarter of 1995, Orbital and Alliant replaced the Joint Venture Agreement with a joint teaming agreement to provide for the continuation of joint performance on the Pegasus and Taurus space launch vehicle programs (the "Joint Teaming Agreement"). The Joint Teaming Agreement provides, among other things, that Orbital will perform as the system prime contractor for all present and future Pegasus and Taurus missions and Alliant will perform as a solid rocket motor and payload fairing subcontractor to Orbital on the Pegasus program and as a solid rocket motor subcontractor to Orbital on the Taurus program. As a subcontractor, Alliant will receive firm-fixed prices for its subcontracts and will no longer share in contract profits and losses, but will share in the costs and benefits associated with certain specified portions of current contracts. The Joint Teaming Agreement will continue through December 31, 2005, unless terminated earlier by mutual agreement.

     Orbital   and  Alliant  have  also  agreed   to  release
     all present  and  future claims related to  the    Joint
     Venture Agreement, including (i) a final dismissal with prejudice of the January 1994 lawsuit filed by Hercules
     against   Orbital   alleging   breaches   of     certain
     representations and warranties by  Orbital  in the  1988
     stock purchase agreement between Hercules and   Orbital,
     and  (ii)  a final dismissal with prejudice of the  July
     1994  lawsuit  filed  by    Hercules    against  Orbital
     alleging breach of fiduciary duty and breach of contract in the determination of Orbital's recoverable
     costs  pursuant  to  the  Joint    Venture Agreement.

     (9)  Reclassifications

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

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS  ENDED
JUNE 30, 1995 AND 1994

The ORBCOMM System. The Company's majority-owned subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners, an affiliate of Teleglobe Inc., formed a partnership, ORBCOMM Development Partners, L.P. ("ORBCOMM Development"), for the two-phased design, development, construction, integration, test and operation of a 26-satellite low-Earth orbit communications system (the "ORBCOMM System"). Pursuant to the terms of the partnership agreement, OCC and Teleglobe Mobile Partners are each 50% general partners in ORBCOMM Development. Teleglobe Mobile has an option to invest an additional $70,000,000 in the next phase of the ORBCOMM System implementation, and the parties are currently in discussions concerning the exercise of such option.

Orbital and OCC are the primary suppliers of communications satellites, launch vehicles, ground tracking systems, system software and integration services to ORBCOMM Development, and successfully launched the first two ORBCOMM System satellites in April 1995. In July 1995, Orbital successfully completed on-orbit functional testing of the satellites. With the testing complete, ORBCOMM can begin conducting communications testing with customers in actual operating conditions.

Based on its current assessment of the overall business prospects of ORBCOMM Development and the ORBCOMM System, the Company currently believes its investment in ORBCOMM Development of approximately $64,000,000 is fully recoverable. If, in the future, implementation of the ORBCOMM System is significantly delayed, significantly restricted or abandoned, the Company may be required to expense part or all of its investment.

Adoption of New Accounting Standard. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121") which (i) requires that long-lived assets "to be held and used" be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, (ii) requires that long-lived assets "to be disposed of" be reported at the lower of carrying amount or fair value less cost to sell, and (iii) provides guidelines and procedures for measuring an impairment loss that are significantly different from existing guidelines and procedures.

The Company adopted the provisions of SFAS 121 during the quarter ended June 30, 1995. As a result, as of January 1, 1995 Orbital recorded a cumulative adjustment for a change in accounting principle of approximately $4.2 million related to the impairment in the carrying amount of certain assets to be disposed of that support its orbit transfer vehicle product line.

Revenues. Orbital's revenues for the three-month periods ended June 30, 1995 and 1994 were $64,589,000 and $48,365,000, respectively. The Company's revenues for the six-month periods ended June 30, 1995 and 1994 were $132,930,000 and $98,675,000, respectively.

Revenues from the Company's space launch vehicle products decreased to $5,307,000 during the 1995 three-month period from $14,152,000 during the comparable 1994 period. Space launch vehicle revenues were $11,965,000 and $29,762,000 for the six-month periods ended June 30, 1995 and 1994, respectively. The significant decrease in revenues during the periods is attributable primarily to the continuing effects of production delays caused by the Company's failed first launch of its new Pegasus XL launch vehicle in June 1994, and was impacted to some extent by the failed second launch of the Pegasus XL in June 1995. Orbital expects revenues during the rest of 1995 to be less than 1994 as a result of the ongoing failure review process and resulting schedule delays. Sales of space launch vehicles to ORBCOMM Development were $1,360,000 and $2,074,000 for the three-month periods ended June 30, 1995 and 1994, respectively, and were $1,452,000 and $4,150,000 for the 1995 and 1994 six-month periods, respectively.

Revenues  from  suborbital launch vehicle products  increased  to
$5,772,000 in the 1995 three-month period as compared to $4,529,000 in the 1994 period. Suborbital revenues were $11,492,000 and $11,626,000 for the six-month periods ended June 30, 1995 and 1994, respectively. While suborbital revenues have decreased significantly during the past few years as U.S. Government defense spending has been reduced, the Company expects 1995 revenues to remain approximately consistent with, or to increase slightly from, revenue levels achieved in 1994.

For the three months ended June 30, 1995, spacecraft systems revenues increased to $14,382,000 from $4,065,000 in the 1994 period, and revenues for the six-month period ended June 30, 1995 were $28,901,000 as compared to $11,043,000 in the same period in 1994. The increase in spacecraft system sales is primarily as a result of additional revenues generated from the Company's Germantown operations, acquired in August 1994 (the "August 1994 Acquisition"). The 1995 and 1994 three-month periods included $1,535,000 and $1,414,000, respectively, in sales of MicroStar spacecraft to ORBCOMM Development and the six-month periods included $3,395,000 and $4,496,000 in such sales, respectively. Revenues generated from sales of space sensors and instruments of $3,062,000 during the 1995 quarter decreased from the comparable 1994 quarter sales of $5,386,000. Space sensors and instruments sales were $6,547,000 and $8,773,000 for the 1995 and 1994 six-
month periods, respectively, and are expected to remain lower than 1994 levels throughout 1995.

Revenues from defense electronics and avionics products were approximately $14,327,000 for the three-month period ended June 30, 1995 as compared to $2,639,000 in the 1994 period. Defense electronics and avionics products sales were $29,790,000 and $5,860,000 in the 1995 and 1994 six-month periods, respectively. The Company acquired these products as part of the August 1994 Acquisition and the September 1993 acquisition of the Applied Science Operation of The Perkin-Elmer Corporation.

Revenues from sales of navigation and positioning products increased to $12,573,000 for the three months ended June 30, 1995 as compared to $9,631,000 for the 1994 period, and to $26,459,000 for the six months ended June 30, 1995 as compared to $18,553,000 for the 1994 period, primarily due to increased unit sales offset, in part, by lower unit prices for GPS navigators.

Revenues from the Company's newly established Advanced Projects Group were $5,840,000 during the second quarter of 1995 (and $9,404,000 for the first half of 1995) as a result of work performed under a cooperative agreement with NASA awarded earlier in 1995 for the development of a new small reusable launch vehicle and work under a contract with the U.S. Government's Advanced Research Projects Agency, completed in April 1995, for the study of a new advanced unmanned, long-duration, high-flying aircraft.

Gross Profit. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the three-month periods ended June 30, 1995 and 1994 were $16,783,000 and $10,771,000, respectively. Gross profit for the six-month periods ended June 30, 1995 and 1994 was $35,637,000 and $25,052,000, respectively. Gross profit margin as a percentage of sales was approximately 26.0% and 22.3% for the three-month periods ended June 30, 1995 and 1994, respectively, and 26.8% and 25.4%, for the six-month periods ended June 30, 1995 and 1994, respectively. The increased gross profit margin during 1995 was primarily attributable to increased margins for spacecraft systems and navigation and positioning products, offset in part by cost increases on the Pegasus program as a result of the Pegasus XL failures in June of 1994 and 1995. The Company believes that its gross profit margin for the remainder of 1995 will increase slightly as compared to the first half of 1995.

Research  and  Development  Expenses.  Research  and  development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended June 30, 1995 and 1994 were $4,932,000 and $2,808,000, respectively. Research and development expenses for the 1995 and 1994 six-month periods were $8,764,000 and $6,506,000, respectively. Research and development expenses in 1995 relate primarily to the development of new or improved navigation products and development efforts on the Company's Pegasus XL program, and include estimated expenses related to the recent Pegasus XL failure. The Company expects its research and development expenditures for the rest of 1995 to be consistent with second half 1994 expenditures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the three months ended June 30, 1995 and 1994 were $11,497,000 (or 17.8% of revenues) and $7,215,000 (or 14.9% of revenues), respectively. Selling, general and administrative expenses for the six months ended June 30, 1995 and 1994 were $22,707,000 (or 17.1% of revenues) and $14,472,000 (or 14.7% of revenues), respectively. The increase in selling, general and administrative expenses during 1995 as compared to 1994 was primarily attributable to expanded marketing efforts related to the Company's ORBCOMM project ($3,304,000 of expenses in 1995 as compared to $1,714,000 in 1994) and to various remote sensing systems ($408,000 of expenses in 1995 with no corresponding expenses in 1994), and to the August 1994 Acquisition ($12,188,000 of expenses in 1995). The Company expects selling, general and administrative expenses as a percentage of revenues during the remainder of 1995 to be less than or approximately equal to those in the first half of 1995.

Interest Income and Interest Expense. Net interest expense was $1,119,000 for the three months ended June 30, 1995 as compared to net interest income of $420,000 during the 1994 quarter. Net interest expense for the 1995 six-month period was $1,887,000 as compared to $931,000 of net interest income for the 1994 six-month period. Interest income for the periods reflects interest
earnings   on  short-term  investments.   Interest   expense   is
primarily for outstanding amounts on Orbital's revolving credit facility, on the Company's public debentures and, during 1995, on acquisition debt incurred in connection with the August 1994
Acquisition.   Interest expense has been reduced  by  capitalized
interest of $1,330,000 and $1,275,000 for the 1995 and 1994 three-
month periods, respectively, and by $2,533,000 and $2,517,000 for the 1995 and 1994 six-month periods, respectively.

Equity in Earnings (Losses) of Affiliates. Equity in earnings (losses) of affiliates for the three-month periods ended June 30, 1995 and 1994 of ($65,000) and ($121,000), respectively, and for the six-month periods ended June 30, 1995 of $362,000 and ($544,000), respectively, represents elimination of 50% of the profits on sales to ORBCOMM Development, as well as the Company's pro rata share of ORBCOMM Development's current period earnings and losses. During the construction phase of the project and prior to the commencement of planned operations, ORBCOMM Development is capitalizing substantially all construction-related costs and is expensing as incurred all selling, general and administrative costs as period costs.

Provision for Income Taxes. A provision for income taxes was not necessary for the six months ended June 30, 1995 given the Company's reported operating losses. The Company recorded an income tax provision of $101,000 and $917,000 for the three- and six-month periods ended June 30, 1994, respectively. The Company records its interim income tax provisions based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

During the quarter ended June 30, 1995, Orbital entered into a $20 million fixed-rate unsecured debt financing arrangement with a private insurance company. The debt has a six-year term and bears interest at 10 1/2% per annum. The debt arrangement restricts the payment of dividends and contains certain covenants with respect to the Company's working capital, fixed charge ratio, leverage ratio and tangible net worth. Additionally, in June 1995, the Company completed a private placement of two million shares of its Common Stock, receiving net proceeds of approximately $32 million. The Company's shares were placed with various offshore institutional investors and the issuance was exempt from public registration pursuant to Regulation S of the Securities Act of 1933, as amended. In August 1994, Orbital issued secured notes totaling approximately $24,200,000 to eight financial institutions, to support the August 1994 Acquisition. The notes have an average interest rate of approximately 8 3/4% and generally mature on a monthly basis over a three- to five-year period.

Cash, cash equivalents and short-term investments were $39,817,000 at June 30, 1995, and the Company had short-term and long-term debt obligations outstanding of approximately $106,955,000. The outstanding debt relates primarily to advances under the Company's line of credit facility, secured notes issued in connection with the August 1994 Acquisition, unsecured notes issued in 1995, fixed asset financings and the Company's public debentures. During the quarter ended June 30, 1995, Orbital converted, at a premium, approximately $3,000,000 of its convertible debentures at the request of certain debenture holders, issuing approximately 209,000 shares of Common Stock.

The Company's revolving credit facility provides for total borrowings from an international syndicate of six banks of up to $65,000,000, subject to a defined borrowing base comprised of certain contract receivables. Approximately $6,113,000 of borrowings were outstanding under the facility at June 30, 1995, against an available facility limit of approximately $25,491,000. At June 30, 1995, the average interest rate on outstanding borrowings under this facility was approximately 8.2%. Borrowings are secured by contract receivables and certain other assets. The facility restricts the payment of dividends and contains certain covenants with respect to the Company's working capital, fixed charge ratio, leverage ratio and tangible net worth, and expires in September 1997.

The Company's operations used net cash of approximately $8,466,000 in the six months ended June 30, 1995. The Company also incurred approximately $9,689,000 of investment related to the ORBCOMM System and $9,854,000 in capital expenditures related primarily to spacecraft production and test equipment.

Orbital's capital expenditures for 1995 are expected to approximate 1994 and 1993 levels, including continued investments in space launch vehicle and spacecraft production, test, and airborne and ground support equipment. Additionally, Orbital expects to invest up to $10,000,000 in various ORBIMAGE remote sensing projects. Assuming that Teleglobe Mobile exercises its option to invest in the next phase of the ORBCOMM System, Orbital intends to invest approximately $5,000,000 in the ORBCOMM System over the next two years. In the event Teleglobe Mobile chooses not to exercise its option to invest in the next phase of the project and Orbital desires to proceed, additional investment by Orbital or that of other potential investors could exceed $80,000,000 over the next two years.

Orbital expects that its 1995 capital needs for its existing operations, including its planned $5,000,000 investment in the ORBCOMM System, will in part be provided by working capital, cash flows from operations, credit facilities, asset-based financings, customer financings and operating lease arrangements. Additionally, as part of a joint venture to be partially funded by NASA and Rockwell International Corporation, Orbital has committed to invest at least $67,500,000 in the development of a new small reusable launch vehicle, which investment will be required over the next four years, including approximately
$5,000,000  in  1995.   Orbital  believes  that  it  may  require
additional equity and/or debt financing to fund fully its currently planned operations and capital requirements, to meet its potential increased investment in the ORBCOMM System and to meet its investment requirements for the new launch vehicle.

On July 31, 1995, Orbital signed a letter of intent to acquire MacDonald, Dettwiler and Associates Ltd. ("MDA"), a leading supplier of commercial remote sensing ground stations, located in Vancouver, British Columbia. During its recently completed fiscal year ended March 31, 1995, MDA reported net income of approximately US $5,500,000 on sales of approximately US $80,000,000. Pursuant to the terms of the preliminary agreement, Orbital will exchange approximately 3,600,000 shares of its
Common Stock for all of MDA's outstanding common stock. The transaction is to be accounted for as a pooling of interests combination and is expected to be completed later in 1995.

                             PART II

                        OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                     (a)  The annual meeting of stockholders
               of the Company was held on April 27, 1995.

                    (b)  Not applicable.

                (c)  (i)   Election of five directors,  each
          serving for a three-year term:

               Fred C. Alcorn

                 Votes:  For:        16,447,193        Against:  0
                         Withheld:  102,969           Abstain: 0
                         Broker Non-Votes:  0

               Lennard A. Fisk

                 Votes:  For:        16,443,042         Against:  0
                         Withheld: 107,120             Abstain: 0
                         Broker Non-Votes:  0

               Jack L. Kerrebrock

                 Votes:  For:        16,447,643        Against:  0
                         Withheld:  102,519           Abstain: 0
                         Broker Non-Votes:  0

               David W. Thompson

                 Votes:  For:        16,451,464        Against:  0
                         Withheld:  98,698            Abstain: 0
                         Broker Non-Votes:  0

               James R. Thompson

                 Votes:  For:        16,451,363        Abstain:  0
                         Withheld:  98,799            Abstain: 0
                         Broker Non-Votes:  0

                    (ii) Proposal to approve the increase in  the
               number of shares of common stock authorized for issuance under the 1990 Stock Option Plan from 2,000,000 to 2,975,000 shares.

               Votes:   For:  9,607,196                  Against:  1,846,991
                          Withheld:  0                   Abstain:  193,249
                         Broker Non-Votes:  4,902,726

                    (iii) Proposal approving amendments to the 1990 Stock Option Plan for Non-Employee Directors to increase the option exercise price to 100% of the fair market value; to increase the number of shares of common stock automatically granted annually to 3,000 shares; and to increase the number of shares of common stock authorized for issuance to 170,000 shares.

                 Votes:  For:        10,799,307     Against:  578,459
                          Withheld:  0               Abstain: 269,670
                         Broker Non-Votes:  4,902,726

                     (iv)   Ratification  of  selection  of   the
               Company's independent auditors.

                 Votes:  For:        16,377,182     Against:   61,786
                          Withheld:  0               Abstain: 111,194
                         Broker Non-Votes:  0

          (d)  Not applicable.

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

                                   ORBITAL SCIENCES CORPORATION


DATED:  August  14, 1995           By: /s/ David W. Thompson
                                     David    W.   Thompson,President
                                     and   Chief   Executive Officer


DATED:  August  14, 1995            By: /s/ Carlton B. Crenshaw
                                      Carlton   B.   Crenshaw, Senior
                                      Vice President and Principal
                                       Financial Officer

                          EXHIBIT INDEX


     The following exhibits are filed as part of this report.

 Exhibit                         Description
   No.
  4.7.1 Promissory Note dated as of June 14, 1995 made by Corporation and The Northwestern Mutual Life Insurance Company (transmitted herewith).
  4.7.2 Note Agreement dated as of June 14, 1995 between the Corporation and The Northwestern Mutual Life Insurance Company (transmitted herewith).
  10.5.1 Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995 (transmitted herewith).
  10.5.2 Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors, restated as of April 27, 1995 (transmitted herewith).
  10.6.3 Amendment No. 2 dated July 5, 1995 to the Credit Agreement dated September 27, 1994 among the Company, Orbital Imaging Corporation and Fairchild Space and Defense Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and J.P. Morgan Delaware, as Collateral Agent (transmitted herewith).
    11    Statement re:  Computation of Earnings Per Share
          (transmitted herewith).
    27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange
          Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).