Form 10-Q
period 1995-09-30
ORBITAL SCIENCES CORP /DE/
filed 1995-11-14
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      For the quarter ended

                       September 30, 1995


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

 As of November 9, 1995,  22,693,669 shares of the registrant's common stock were outstanding.


          PART 1
  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)
       A S S E T S
                                                                                September 30,    December 31,
                                                                                     1995            1994
CURRENT ASSETS:
          Cash and cash equivalents                                                   $11,200         $21,156
          Short-term investments, at market                                            32,697          12,426
          Receivables, net                                                             89,710          94,236
          Inventories, net                                                             25,980          26,098
          Deferred income taxes and other assets                                       12,218           5,914
            Total current assets                                                      171,805         159,830

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
    depreciation and amortization of $32,932 and $33,432, respectively                 95,267         102,061

INVESTMENTS IN AFFILIATES, net                                                         67,045          54,721

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $12,177 and $10,042, respectively                 70,517          68,878

DEFERRED INCOME TAXES AND OTHER ASSETS                                                 19,313          17,238

                          TOTAL ASSETS                                               $423,947        $402,728


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                    $5,924         $28,160
          Accounts payable                                                             19,132          14,961
          Accrued expenses                                                             26,824          37,439
          Payable to subcontractors                                                     2,071          13,695
          Deferred revenue                                                             20,730          13,272
               Total current liabilities                                               74,681         107,527

LONG-TERM OBLIGATIONS, net of current portion                                          93,833          81,163

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                            16,630          11,992
                          TOTAL LIABILITIES                                           185,144         200,682

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock, par value $.01; 10,000,000 shares
               authorized, no shares issued or outstanding                                  -               -
          Common stock, par value $.01; 40,000,000 shares authorized,
              22,679,643 and 20,170,196 shares outstanding,
               after deducting 15,735 shares held in treasury                             227             202
          Additional paid-in capital                                                  238,395         201,328
          Unrealized gains (losses) on short-term investments                             (80)           (462)
          Retained earnings                                                               261             978
               Total stockholders' equity                                             238,803         202,046
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $423,947        $402,728


See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited; in thousands, except share data)



                                                                           Three Months Ended
                                                                              September 30,
                                                                        1995                1994

REVENUES                                                                   $79,172          $58,205

COSTS OF GOODS SOLD                                                         57,851           40,891

GROSS PROFIT                                                                21,321           17,314

RESEARCH AND DEVELOPMENT EXPENSES                                            3,512            3,159
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                12,356           10,184
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                                                    791              567

INCOME FROM OPERATIONS                                                       4,662            3,404


NET INTEREST INCOME (EXPENSE)                                                 (920)            (238)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                     (596)            (995)

INCOME BEFORE PROVISION FOR INCOME TAXES                                     3,146            2,171

PROVISION FOR INCOME TAXES                                                     944              658

NET INCOME                                                                  $2,202           $1,513



NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                            $0.10            $0.08


SHARES USED IN COMPUTING NET INCOME
         PER COMMON AND COMMON EQUIVALENT SHARE                         22,986,160       19,213,903



NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION                          $0.10            $0.08


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING FULL DILUTION                       26,881,696       23,318,078



See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in thousands, except share data)


                                                                           Nine Months Ended
                                                                              September 30,
                                                                        1995             1994
REVENUES                                                                  $212,102         $156,880

COSTS OF GOODS SOLD                                                        155,145          114,514

GROSS PROFIT                                                                56,957           42,366

RESEARCH AND DEVELOPMENT EXPENSES                                           12,276            9,665
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                35,063           24,656
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                                      2,191            1,375

INCOME FROM OPERATIONS                                                       7,427            6,670


NET INTEREST INCOME (EXPENSE)                                               (2,806)             693
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                     (234)          (1,539)

INCOME BEFORE PROVISION FOR INCOME TAXES
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               4,387            5,824

PROVISION FOR INCOME TAXES                                                     944            1,575

INCOME BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                                     3,443            4,249

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                      (4,160)             --

NET INCOME (LOSS)                                                            ($717)          $4,249



NET INCOME (LOSS) PER COMMON AND COMMON  EQUIVALENT SHARE:
    Income Before Cumulative Effect of Accounting Change                     $0.16            $0.23
    Cumulative Effect of Accounting Change                                   (0.19)             --
                                                                            ($0.03)           $0.23

SHARES USED IN COMPUTING NET INCOME (LOSS)
    PER COMMON AND COMMON EQUIVALENT SHARE                              21,640,635       18,346,929


NET INCOME (LOSS) PER COMMON SHARE, ASSUMING FULL DILUTION
    Income Before Cumulative Effect of Accounting Change                     $0.16            $0.21
    Cumulative Effect of Accounting Change                                   (0.19)             --
                                                                            ($0.03)           $0.21

SHARES USED IN COMPUTING NET INCOME  (LOSS)
    PER COMMON SHARE, ASSUMING FULL DILUTION                            25,536,405       22,452,493


See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)


                                                                                                    Nine Months Ended
                                                                                                    September 30,
                                                                                                 1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income  (loss)                                                                         ($717)      $4,249
     Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
                Depreciation and amortization expense                                          13,186        8,455
                Equity in (earnings) losses of affiliates                                         234        1,538
                Cumulative effect of accounting change                                          4,160           --
           Changes in assets and liabilities:
         (Increase) decrease in contract receivables                                           13,852        7,221
         (Increase) decrease in components inventory                                              118         (970)
         (Increase) decrease in other current assets                                           (4,957)      (1,381)
         (Increase) decrease in deposits and other assets                                      (5,701)       3,621
         Increase (decrease) in  payables and  accrued expenses                               (21,725)      (8,671)
         Increase (decrease) in deferred revenue                                                7,667      (18,777)
         Increase (decrease) in deferred income taxes and other                                 4,638          604
         Net cash provided by (used in) operating activities                                   10,756       (4,111)


CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                                  (16,620)     (18,262)
         Proceeds from sales of fixed assets                                                      125           --
         Purchase of investment securities                                                    (24,199)      (8,916)
         Sale of investment securities                                                          4,310       14,210
         Investments in affiliates                                                            (11,853)     (10,539)
         Payment for business acquisition                                                          --      (40,718)
         Net cash used in investing activities                                                (48,237)     (64,225)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings                                                                (22,649)      13,546
     Principal payments on long-term obligations                                               (3,917)        (896)
     Proceeds from issuance of long-term obligations                                           20,000       24,200
     Net proceeds from issuances of common stock                                               34,092        1,276
     Adjustment to recast pooled company's year end                                                --       (1,138)
         Net cash provided by (used in) financing activities                                   27,526       36,988


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (9,956)     (31,348)


CASH AND CASH EQUIVALENTS, beginning of period                                                 21,156       49,458
CASH AND CASH EQUIVALENTS, end of period                                                      $11,200      $18,110


See accompanying notes to condensed consolidated financial statements.

                  ORBITAL SCIENCES CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1995 AND 1994
                           (Unaudited)

BASIS OF PRESENTATION
      In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Operating results for the three- and nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results expected for the full year.

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

     The  Company adopted the provisions of SFAS 121  during
     the quarter ended June 30, 1995. As a result, as of January 1, 1995 Orbital recorded a cumulative adjustment for a change in accounting principle of approximately $4.2 million related to the impairment in the carrying amount of certain assets to be disposed of that supported its orbit transfer vehicle product line.

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

     (3)  Excess of Purchase Price Over Net Assets Acquired

     During the quarter ended September 30, 1995, as a result of obtaining additional information subsequent to the acquisition of Fairchild Space and Defense Corporation ("Fairchild") on August 11, 1994, the Fairchild purchase price was reallocated to reflect a more accurate valuation of assets and liabilities acquired. As a result of the reallocation, the value of net liabilities acquired increased by approximately $3,800,000 with a resulting increase in the excess of purchase price over net assets acquired.

     (4)  Investments in Affiliates

     The Company's majority-owned subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners, an affiliate of Teleglobe Inc., formed a partnership, ORBCOMM Global, L.P. ("ORBCOMM Global"), formerly known as ORBCOMM Development Partners, L.P., for the two-phased design, development, construction, integration, test and operation of a low-Earth orbit satellite communications system (the "ORBCOMM System"). Pursuant to the terms of the amended partnership agreement, OCC and Teleglobe Mobile Partners are each 50% general partners in ORBCOMM Global. Additionally, OCC owns 51% and 49%, respectively, in ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International") (ORBCOMM Global, ORBCOMM USA and ORBCOMM International are, collectively, the "ORBCOMM Partnerships"), two partnerships formed to market the ORBCOMM System. Teleglobe Mobile Partners owns 49% and 51%, respectively, in the two marketing partnerships.

     During the quarter ended September 30, 1995, Teleglobe Mobile increased its capital commitments to ORBCOMM Global to $85 million, of which $30 million has been contributed to date. OCC also increased its total capital commitments to $75 million, of which approximately $59 million has been contributed to date.

     Orbital is the primary supplier of the communications satellites, launch vehicles, and the U.S. ground tracking systems to ORBCOMM Global, and successfully launched the first two ORBCOMM System satellites in
     April 1995. Several anomalies initially observed on the spacecraft have been resolved and, in July 1995, Orbital successfully completed on-orbit functional testing of the satellites. With the testing complete, ORBCOMM Global can begin conducting communications testing with customers in actual operating conditions.

     Based on its current assessment of the overall business prospects of the ORBCOMM Partnerships and the ORBCOMM System, the Company currently believes its investment of approximately $67 million in ORBCOMM Global is fully recoverable. If, in the future, implementation of the ORBCOMM System is significantly delayed, significantly restricted or abandoned, the Company may be required to expense part or all of its investment.

     (5)  Debt

     In June 1995, the Company entered into a $20 million fixed-rate unsecured debt financing arrangement with a private insurance company. The debt has a six-year term and bears interest at 10 1/2% per annum.

     In September 1995, Orbital entered into a $7 million unsecured line of credit with an international bank. The line is repayable upon demand and bears interest at LIBOR plus 80 basis points, which was approximately 6% at September 30, 1995. No amounts were outstanding on the line at September 30, 1995.

     (6)  Common Stock and Income Per Share

     In June 1995, the Company completed a private placement of two million shares of its Common Stock, receiving net proceeds of approximately $32 million. The Company's shares were placed with various international institutional investors and the private placement was exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

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

     (8)  Hercules Incorporated

     In November 1988, Orbital and Hercules Incorporated ("Hercules") entered into an joint venture agreement relating to the development and production of the
     Pegasus space launch vehicle (the "Joint Venture Agreement"). In 1994, Alliant Techsystems, Inc. ("Alliant") acquired the assets of Hercules Aerospace Company (a wholly owned subsidiary of Hercules) and, in connection therewith, assumed the rights and responsibilities of Hercules with respect to the Joint Venture Agreement. During the second quarter of 1995, Orbital and Alliant replaced the Joint Venture Agreement with a joint teaming agreement to provide for the continuation of joint performance on the Pegasus and Taurus space launch vehicle programs (the "Joint Teaming Agreement"). The Joint Teaming Agreement provides, among other things, that Orbital will perform as the system prime contractor for all present and future Pegasus and Taurus missions and Alliant will perform as a solid rocket motor and payload fairing subcontractor to Orbital on the Pegasus program and as a solid rocket motor subcontractor to Orbital on the Taurus program. As a subcontractor, Alliant will receive firm-fixed prices for its subcontracts and will no longer share in contract profits and losses, but will share in the costs and benefits associated with certain defined outstanding issues on current contracts. The Joint Teaming Agreement will continue through December 31, 2005, unless terminated earlier by mutual agreement.

     Orbital and Alliant have also agreed to a final dismissal with prejudice of all present and future claims and litigation related to the Joint Venture Agreement, including (i) the January 1994 lawsuit filed by Hercules against Orbital alleging breaches of certain representations and warranties by Orbital in the 1988 stock purchase agreement between Hercules and Orbital, and (ii) the July 1994 lawsuit filed by Hercules against Orbital alleging breach of fiduciary duty and breach of contract in the determination of Orbital's recoverable costs pursuant to the Joint Venture Agreement.

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

     (10)  Business Combination

     On August 31, 1995, Orbital signed an agreement (the "Combination Agreement") to acquire MacDonald, Dettwiler and Associates Ltd. ("MDA"), a leading supplier of commercial remote sensing ground stations, headquartered in Vancouver, British Columbia. During its recently completed fiscal year ended March 31, 1995, MDA reported pre-tax income of approximately US$5,500,000 on sales of approximately US$80,000,000. The transaction will be structured as a tax-free merger and accounted for as a pooling of interests.

     Pursuant to the terms of the Combination Agreement, a newly formed Canadian subsidiary of Orbital will issue exchangeable preferred shares (the "Exchangeable
     Shares") for all of MDA's outstanding common stock based on an exchange ratio to be determined according to the average closing price of Orbital's stock in the month prior to closing. The Exchangeable Shares will be exchangeable on a one-for-one basis for Orbital common stock. The transaction is expected to close by the end of November.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 1995 AND 1994

Revenues. Orbital's revenues for the three-month periods ended September 30, 1995 and 1994 were $79,172,000 and $58,205,000, respectively. The Company's revenues for the nine-month periods ended September 30, 1995 and 1994 were $212,102,000 and $156,880,000, respectively.

Revenues from the Company's space launch vehicle products decreased to $7,521,000 during the 1995 three-month period from $17,838,000 during the comparable 1994 period. Space launch vehicle revenues were $19,486,000 and $47,599,000 for the nine-month periods ended September 30, 1995 and 1994, respectively. The significant decrease in revenues during the periods is attributable primarily to the continuing effects of production delays caused by the Company's two failed launches of its new Pegasus XL launch vehicle in June 1994 and in June 1995. Orbital expects total 1995 space launch vehicle revenues to be less than 1994 as a result of the ongoing failure review and return to flight process, although fourth quarter sales are expected to be higher than third quarter sales due to work performed on newly awarded contracts and option exercises for Taurus launches. Sales of space launch vehicles to ORBCOMM Global were $4,463,000 and $3,629,000 for the three-month periods ended September 30, 1995 and 1994, respectively.

Revenues  from  suborbital launch vehicle products  increased  to
$5,400,000 in the 1995 three-month period as compared to $4,699,000 in the 1994 period. Suborbital revenues were $16,891,000 and $16,325,000 for the nine-month periods ended September 30, 1995 and 1994, respectively. While suborbital revenues have decreased significantly during the past few years as U.S. Government defense spending has been reduced, the Company expects 1995 revenues to remain approximately consistent with, or to slightly increase from, revenue levels achieved in 1994. The increase in 1995 third quarter sales as compared to 1994's third quarter sales was the first such increase since 1992.

For the three months ended September 30, 1995, spacecraft systems revenues increased to $32,337,000 from $11,043,000 in the 1994 period, and revenues for the nine-month period ended September 30, 1995 were $61,238,000 as compared to $26,775,000 in the same period in 1994. The increase in spacecraft system sales is primarily due to additional revenues generated from the Company's Germantown operations, acquired in August 1994 (the "Germantown Acquisition") and to sales to ORBCOMM Global. The 1995 and 1994 three-month periods included $19,198,000 and $3,685,000, respectively, in sales of MicroStar spacecraft to ORBCOMM Global. Revenues generated from sales of space sensors and instruments of $2,028,000 during the 1995 quarter decreased from the comparable 1994 quarter sales of $4,591,000. Space sensors and instruments sales were $8,575,000 and $13,363,000 for the 1995 and 1994 nine-
month periods, respectively, and are expected to remain lower than 1994 levels throughout 1995.

Revenues from defense electronics and avionics products were approximately $12,676,000 for the three-month period ended September 30, 1995 as compared to $2,651,000 in the 1994 period. Defense electronics and avionics products sales were $42,466,000 and $8,511,000 in the 1995 and 1994 nine-month periods, respectively. These products were acquired as part of the Germantown Acquisition and the September 1993 acquisition of the Applied Science Operation of The Perkin-Elmer Corporation.

Revenues from sales of navigation and positioning products increased to $14,564,000 for the three months ended September 30, 1995 as compared to $8,185,000 for the 1994 period, and to $41,023,000 for the nine months ended September 30, 1995 as compared to $26,738,000 for the 1994 period, primarily due to a substantial increase in unit sales offset, in part, by lower unit prices for GPS navigators. The Company expects navigation and positioning products sales to continue to increase in the fourth quarter of 1995.

Revenues from the Company's newly established Advanced Projects Group were $2,261,000 during the third quarter of 1995 and $11,665,000 for the first nine months of 1995 as a result of work performed under a cooperative agreement with NASA awarded earlier in 1995 for the development of a new small reusable launch vehicle and under contract to the U.S. Government's Advanced Research Projects Agency for the preliminary design of a new advanced unmanned, long-duration, high-flying aircraft.

Gross Profit. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the three-month periods ended September 30, 1995 and 1994 was $21,321,000 and $17,314,000, respectively. Gross margin for the nine-month periods ended September 30, 1995 and 1994 was $56,957,000 and $42,366,000, respectively. Gross profit margin as a percentage of sales for those periods was approximately 26.9% and 29.7%, respectively, and 26.9% and 27.0%, respectively. The decreasing gross profit margin as a percentage of sales during 1995 is primarily attributable to cost increases on the Pegasus program as a result of the Pegasus XL failures in June of 1994 and 1995. The Company believes that its gross profit margin for the remainder of 1995 will increase slightly as compared to 1994 and the first nine months of 1995.

Research  and  Development  Expenses.  Research  and  development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended September 30, 1995 and 1994 were $3,512,000 and $3,159,000, respectively. Research and development expenses for the 1995 and 1994 nine-month periods were $12,276,000 and $9,665,000, respectively. Research and development expenses in 1995 relate primarily to the development of new or improved navigation
products  and  development  efforts  on  the  Company's   Pegasus
program, and include estimated expenses related to the 1995 Pegasus XL failure. The Company expects its research and development expenditures for the rest of 1995 to be consistent with 1994 expenditures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the three months ended September 30, 1995 and 1994 were $12,356,000 (or 15.6% of revenues) and $10,184,000 (or 17.5%
of revenues), respectively. Selling, general and administrative expenses for the nine months ended September 30, 1995 and 1994 were $35,063,000 (or 16.5% of revenues) and $24,656,000 (or 15.7%
of revenues), respectively. The increase in selling, general and administrative expenses during 1995 as compared to 1994 was primarily attributable to substantially expanded marketing efforts related to the Company's ORBCOMM project, various remote sensing systems, and to the Germantown Acquisition. The Company expects selling, general and administrative expenses as a percentage of revenues during the remainder of 1995 to be in line with the percentage attained during third quarter of 1995.

Interest Income and Interest Expense. Net interest expense was $920,000 for the three months ended September 30, 1995 as compared to net interest expense of $238,000 during the 1994 quarter. Net interest expense for the 1995 nine-month period was $2,806,000 as compared to $693,000 of net interest income for the 1994 nine-month period. Interest income for the periods reflects interest earnings on short-term investments. Interest expense is primarily for outstanding amounts on Orbital's revolving credit facility, on the Company's public debentures, on acquisition debt incurred for the Germantown Acquisition and, in 1995, on private debt issued in June 1995. Interest expense has been reduced by capitalized interest of $3,769,000 and $3,900,000 for the 1995 and 1994 nine-month periods, respectively.

Equity in Earnings (Losses) of Affiliates. Equity in earnings (losses) of affiliates for the three-month periods ended
September  30,  1995  and  1994  of  ($596,000)  and  ($995,000),
respectively, and for the nine-month periods ended September 30, 1995 of ($234,000) and ($1,539,000), respectively, represents elimination of 50% of the profits on sales to ORBCOMM Global, as well as the Company's pro rata share of ORBCOMM Global's current period earnings and losses. During the construction phase of the ORBCOMM project and prior to the commencement of planned operations, ORBCOMM Global is capitalizing substantially all construction-related costs and is expensing as incurred all selling, general and administrative costs as period costs.

Provision for Income Taxes. The Company recorded an income tax provision of $944,000 and $658,000 for the three-month periods ended September 30, 1995 and 1994, respectively, and provisions of $944,000 and $1,575,000, respectively, for the nine-month periods then ended. The Company records its interim income tax provisions based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

During the quarter ended June 30, 1995, Orbital entered into a $20 million fixed-rate unsecured debt financing arrangement with a private insurance company. The debt has a six-year term and bears interest at 10 1/2% per annum. The debt arrangement restricts the payment of dividends and contains certain covenants with respect to the Company's working capital, fixed charge ratio, leverage ratio and tangible net worth. Additionally, in June 1995, the Company completed a private placement of two million shares of its Common Stock, receiving net proceeds of approximately $32 million. The Company's shares were placed with various offshore institutional investors and the private placement was exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended. In August 1994, Orbital issued secured notes totaling approximately $24,200,000 to eight financial institutions, to support the Germantown Acquisition. The notes have an average interest rate of approximately 8 3/4% and generally mature on a monthly basis over a three- to five-year period.

Cash, cash equivalents and short-term investments were $43,117,000 at September 30, 1995, and the Company had short-term and long-term debt obligations outstanding of approximately $99,757,000. The outstanding debt relates primarily to secured notes issued in connection with the Germantown Acquisition, unsecured notes issued in 1995, fixed asset financings and the Company's public debentures. During the quarter ended June 30, 1995, Orbital converted approximately $3,000,000 of its convertible debentures at the request of certain debenture holders, issuing approximately 209,000 shares of Common Stock.

The Company's primary revolving credit facility provides for total borrowings from an international syndicate of six banks of up to $65,000,000, subject to a defined borrowing base comprised of certain contract receivables. No borrowings were outstanding under the facility at September 30, 1995, and the available facility limit was approximately $25,000,000. At September 30, 1995, the average interest rate on outstanding borrowings under this facility was approximately 8%. Borrowings are secured by contract receivables and certain other assets. The facility restricts the payment of dividends and contains certain covenants with respect to the Company's working capital, fixed charge ratio, leverage ratio and tangible net worth, and expires in September 1997. The Company (or its subsidiaries) also maintains two additional, smaller revolving credit facilities, under which no amounts were outstanding at September 30, 1995.

The Company's operations provided net cash of approximately $10,756,000 in the nine months ended September 30, 1995. The Company also invested approximately $11,853,000 in its ORBCOMM project and $16,620,000 in capital expenditures related primarily to spacecraft production and test equipment and various remote sensing and Earth observation satellite systems.

Orbital's   capital  expenditures  for  1995  are   expected   to
approximate 1994 and 1993 levels, including continued investments in space launch vehicle and spacecraft production, test, and airborne and ground support equipment.

Orbital expects to invest up to $15,000,000 in various ORBIMAGE remote sensing projects. Orbital also intends to invest an additional $5,000,000 in the ORBCOMM System. Orbital expects that its 1995 capital needs for its existing operations, including its planned $5,000,000 additional investment in the ORBCOMM project, will in part be provided by working capital, cash flows from operations, credit facilities, asset-based financings, customer financings and operating lease arrangements. Additionally, as part of a joint venture to be partially funded by NASA and Rockwell International Corporation, Orbital intends to invest at least $73,000,000 in the development of a new small reusable launch vehicle, which investment will be required over the next four years, including approximately $5,000,000 in 1995. Orbital believes that it may require additional equity and/or debt financing to fully fund its currently planned operations and capital requirements, to meet its potential increased investment in the ORBCOMM System and to meet its investment requirements for the new launch vehicle and other potential projects.

On August 31, 1995, Orbital signed an agreement (the "Combination Agreement") to acquire MacDonald, Dettwiler and Associates Ltd. ("MDA"), a leading supplier of commercial remote sensing ground stations, headquartered in Vancouver, British Columbia. During its recently completed fiscal year ended March 31, 1995, MDA reported pre-tax income of approximately US$5,500,000 on sales of approximately US$80,000,000. Pursuant to the terms of the Combination Agreement, a newly formed Canadian subsidiary of Orbital will issue exchangeable preferred shares (the "Exchangeable Shares") for all of MDA's outstanding common stock based on an exchange ratio to be determined according to the average closing price of Orbital's stock in the month prior to closing. The Exchangeable Shares will be exchangeable on a one-for-one basis for Orbital common stock. The transaction is expected to close by the end of November.

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

                              (b)  On November 2, 1995, the Company filed a
               report   on   Form  8-K  reporting  the   proposed
               acquisition of MacDonald, Dettwiler and Associates
               Ltd.   On  November  6,  1995  the  Company  filed
               Amendment No. 1 on Form 8-K/A.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                   ORBITAL SCIENCES CORPORATION


DATED:   November  14,  1995       By:   /s/  David   W. Thompson
                                      David   W.   Thompson, President
                                      and   Chief   Executive Officer


DATED:   November  14, 1995         By:   /s/  Carlton  B. Crenshaw
                                       Carlton   B.  Crenshaw, Senior
                                       Vice   President   and Principal
                                        Financial Officer





                          EXHIBIT INDEX


     The following exhibits are filed as part of this report.

 Exhibit                         Description
   No.

    2 Combination Agreement dated as of August 31, 1995 among Orbital Sciences Corporation, 3173623 Canada Inc. and MacDonald, Dettwiler and Associates Ltd. (Incorporated by reference to Exhibit 2 filed with the Company's Report on Form 8-K filed with the Commission on November 2, 1995).

    3     By-laws of Orbital Sciences Corporation, as amended on
          July 27, 1995 (transmitted herewith).

   10.1   First Amendment, dated as of June 30, 1995, to Note
          Agreement between the Company and The Northwestern
          Mutual Life Insurance Company dated as of June 1, 1995
          (transmitted herewith).

   10.2 Amendment No. 2 to the Credit Agreement dated as of July 5, 1995 among the Company, Orbital Imaging Corporation and Fairchild Space and Defense Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and J.P. Morgan Delaware, as Collateral Agent (transmitted herewith).

   10.3 Amendment No. 3 to the Credit Agreement dated as of August 23, 1995 among the Company, Orbital Imaging Corporation and Fairchild Space and Defense Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, and J.P. Morgan Delaware, as Collateral Agent (transmitted herewith).

    11    Statement re:  Computation of Earnings Per Share
          (transmitted herewith).

    27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).