Form 10-K
period 1995-12-31
ORBITAL SCIENCES CORP /DE/
filed 1996-03-28
CIK 820736

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                      /X/

                  For the fiscal year ended December 31, 1995

                                       or

                                      / /

  Transition report pursuant to Section 13 or 15(d) of the Securities for the transition period from __ to __

                         Commission file number 0-18287

                          ORBITAL SCIENCES CORPORATION

     21700 ATLANTIC BOULEVARD                             06-1209561
      DULLES, VIRGINIA  20166                       (I.R.S. Employer I.D. No.)
(Address of principal executive offices)


                                 (703) 406-5000
                        (Registrant's telephone number)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, par value $0.01 (listed on The Nasdaq National Market System)

                          ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price as reported on the Nasdaq Stock Market on March 20, 1996 was approximately $350,131,005.

         As of March 20, 1996, 25,935,630 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for fiscal year ended December 31, 1995 (the "Annual Report") are incorporated by reference in Parts I and II of this Report. Portions of the registrant's definitive Proxy Statement dated March 25, 1996 (the "Proxy Statement") are incorporated by reference in Part III of this Report.

                          ORBITAL SCIENCES CORPORATION


                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1995



PART I                                                               PAGE
------                                                               ----
ITEM 1    BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . .  1
ITEM 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . 11
ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . 12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . 12
ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . 12

PART II
-------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY . . . . . . . . . . . 14
ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . 14
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF . . . . . . . . . . 14
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . 14
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS . . . . . . . 14

PART III
--------
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . 14
ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . 15
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . 15
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . 15

PART IV
-------
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 1.     BUSINESS


BACKGROUND

            Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "Company") is a space technology and satellite services company that designs, manufactures, operates and markets a broad range of space-related products and services. Orbital's products and services are grouped into four categories: Launch Systems, Space and Electronics Systems, Ground Systems and Software, and Communications and Information Services. Launch Systems include space and suborbital launch vehicles, and orbit transfer and other advanced vehicles; Space and Electronics Systems include satellites, spacecraft platforms, space sensors and instruments, space payloads and experiments, as well as advanced electronics and data management systems; Ground Systems and Software products include commercial satellite remote sensing ground station and related information processing software, automated aeronautical information and air traffic management systems, defense system software and network systems consulting services; and Communications and Information Services include satellite-based two-way mobile data communications systems and services, satellite-based navigation and communications products and remote sensing services.

         Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of Space Systems Corporation (formerly named Orbital Sciences Corporation) ("SSC") and Orbital Research Partners, L.P. (the "Partnership") through an exchange offer to the Partnership and to the stockholders of SSC (the "Consolidation"). As a result of the consummation of the Consolidation in 1988, SSC became a wholly owned subsidiary of Orbital, and Orbital acquired substantially all the assets and liabilities of the Partnership. The Company acquired Space Data Corporation ("Space Data") in 1988, thereby expanding its product lines and increasing its vertical integration in production and testing. In late 1992, SSC and Space Data were merged into Orbital, with the Company being the surviving corporation. In September 1993, Orbital acquired all the assets of the Applied Science Operation, a division of The Perkin-Elmer Corporation ("ASO"). This operation designs, develops and produces satellite-borne scientific sensors for space and terrestrial research and in situ atmospheric monitoring equipment for human space flight programs. In August 1994 and December 1994, Orbital acquired Fairchild Space and Defense Corporation ("Fairchild") and Magellan Corporation ("Magellan"), respectively. The Fairchild acquisition enhanced Orbital's satellite system and subsystem development and production capabilities and expanded Orbital's existing product lines by adding various sophisticated electronics products. Magellan designs, manufactures and markets hand-held receivers for Global Positioning System ("GPS") satellite-based navigation and positioning for commercial and consumer markets, along with portable satellite communications equipment. In November 1995, Orbital acquired MacDonald, Dettwiler and Associates, Ltd. ("MDA"), a leading supplier of commercial space remote sensing ground stations and related information processing software headquartered in Vancouver, British Columbia. MDA complements Orbital's satellite information collection businesses and has strengthened Orbital's ability to offer a broader range of space-based information services.

DESCRIPTION OF ORBITAL'S PRODUCTS AND SERVICES

            The space products and services provided by the Company are grouped into four categories: Launch Systems, Space and Electronics Systems, Ground Systems and Software, and Communications and Information Services. Orbital's business is not seasonal to any significant extent.

LAUNCH SYSTEMS

            The Company's Launch Systems Group's products include space and suborbital launch vehicles and orbit transfer and other advanced vehicles.

         SPACE LAUNCH VEHICLES. The Company has developed three space launch vehicles: the Pegasus(R) launch vehicle; the Pegasus XL(TM) launch vehicle; and the Taurus(R) launch vehicle. Orbital's Pegasus and Pegasus XL vehicles are launched from beneath a modified large aircraft such as the Company's leased Lockheed L-1011 to deploy satellites weighing up to 1,000 pounds into low-Earth orbit. Through December 1995, the Company had conducted a total of seven standard Pegasus missions, all of which were fully or partially successful. Whether a mission is fully or partially successful depends on the particular mission requirements designated by the customer. Prior to its first successful flight in March 1996, the modified Pegasus XL, developed to deploy heavier satellites into orbit, had two unsuccessful flights, one occurring in June 1994 and the other in June 1995. The first Pegasus XL failure was caused by inaccurate aerodynamic modeling of the vehicle. The second Pegasus XL failure resulted from human assembly error involving the improper installation of a small component that prevented the Stage 1/Stage 2 interstage from properly separating from Stage 2. Following a comprehensive review of design, assembly, test and operations procedures, the Pegasus XL returned to flight on March 8, 1996, successfully launching a satellite for the U.S. Air Force to its targeted orbit.

            Customers for Pegasus launch vehicles include the National Aeronautics and Space Administration ("NASA"), the U.S. Air Force, the Defense Advanced Research Projects Agency ("DARPA"), the Ballistic Missile Defense Organization ("BMDO"), Spain's National Institute of Aerospace Technology, the Company's affiliated partnership, ORBCOMM Global L.P. ("ORBCOMM Global") and the Company's wholly owned subsidiary, Orbital Imaging Corporation ("ORBIMAGE").

         The higher capacity Taurus vehicle is a ground-launched derivative of the Pegasus vehicle that can carry payloads weighing up to 3,000 pounds to low-Earth orbit and payloads weighing up to 800 pounds to geosynchronous orbit. In March 1994, Orbital successfully launched the first Taurus vehicle,
deploying two satellites for DARPA.   The Company received several new Taurus
orders in 1995, including a commercial launch for Ball Corporation ("Ball") carrying a U.S. Navy satellite scheduled for late 1996, a launch for the U.S. Air Force in 1997, and options for up to 11 Taurus missions pursuant to a contract award under NASA's Med-Lite program. The Taurus mission for Ball is also expected to launch two satellites for ORBCOMM Global as a secondary payload.

            During 1995, Orbital and Rockwell International Corporation ("Rockwell") teamed together to develop and construct the X-34 reusable launch vehicle in a project to be jointly funded by Orbital, Rockwell and NASA. The X-34 was intended as a next-generation space launch vehicle that would significantly reduce the costs of placing a satellite in orbit. Following an assessment that the design of the vehicle would not achieve the economic and performance goals of the project, development efforts on the vehicle were terminated in early 1996. Orbital continues to explore new, longer-term research and development opportunities for more affordable and flexible space launch vehicles.

            SUBORBITAL LAUNCH VEHICLES. Suborbital launch vehicles place payloads into a variety of high-altitude trajectories but, unlike space launch vehicles, do not place payloads into orbit around the Earth. The Company's suborbital launch products include suborbital vehicles and their principal subsystems, payloads carried by such vehicles and related launch support installations and systems used in their assembly and operation. The Company offers its customers customized vehicle and payload design, manufacturing and integration, launch and mission support and tracking and recovery services, as well as construction and activation of launch pads and other infrastructure elements. Customers typically use the Company's suborbital launch vehicles to launch scientific and other payloads and for defense-related applications such as target and interceptor experiments. Primary customers of the Company's suborbital launch vehicles include the U.S. Army, the U.S. Navy and BMDO.

            Orbital's primary programs in 1995 for suborbital launch vehicles and related systems included the STORM contract pursuant to which Orbital provided ballistic and maneuvering tactical target suborbital vehicles for use with the PATRIOT and Theater High Altitude Area Defense Interceptor anti-missile defense systems for target and interceptor experiments for the U.S. Army, the Navy LEAP contract with BMDO and the High-Gear contract with the Massachusetts Institute of Technology - Lincoln Laboratory pursuant to which Orbital provided suborbital vehicles to serve as targets for U.S. Air Force testing of anti-missile defense systems. Orbital conducted ten suborbital launches in 1995, all of which were successful. Since January 1993, the Company has conducted a total of 26 launches of suborbital vehicles, all of which were successful.


SPACE AND ELECTRONICS SYSTEMS

            The Company's Space and Electronics Systems Group's products enable Orbital to provide its customers fully integrated, low-cost space systems, networks and related services. The Company's most significant Space and Electronics Systems products are satellite systems and payloads, space sensors and instruments, defense electronics and sensors, and transit management systems.

            The Company designs and produces small and medium class satellites for scientific, military and commercial applications. The Company's small satellite platforms such as PegaStar(TM), MicroStar(TM) and PicoStar(TM) are designed and produced to be launched by the Pegasus or Taurus launch vehicle. The PegaStar spacecraft is a general purpose spacecraft that has successfully performed one mission for the U.S. Air Force measuring space radiation and carrying out related experiments. It will also be used for certain of the Company's satellite-based remote sensing systems, such as the SeaStar(TM) ocean and land surface environmental monitoring satellite system. Orbital's MicroStar spacecraft platform, which is placed into orbit by the Pegasus launch vehicle, is designed for use in ORBCOMM Global's satellite-based two-way data communications network (the "ORBCOMM System") and also for a variety of small space science and remote sensing projects, including some of those being pursued by ORBIMAGE. In April 1995, the first three MicroStar spacecraft were deployed, two for the ORBCOMM System, and the other for ORBIMAGE to monitor lightning and severe weather patterns for NASA. Customers for the Company's small spacecraft include NASA, the U.S. Air Force and ORBCOMM Global. In late 1995, DARPA selected the Company for a contract to develop a specialized MicroStar communications satellite.

            Orbital's medium class satellites, such as NASA's TOPEX/Poseidon, NASA's Upper Atmosphere Research satellite, and the National Oceanic and Atmospheric Administration's Landsat 4 and Landsat 5 have been in space for several years, and are used to gather various scientific data, such as ocean topography and Earth imaging information. In August 1995, Orbital was selected to become the spacecraft supplier to Johns Hopkins University, which is leading NASA's Far Ultraviolet Spectroscopy Explorer (FUSE) program to measure the early universe's radiation. The FUSE spacecraft is presently scheduled for launch in 1998.

            In addition, Orbital designs and manufactures satellite command and data handling, attitude control and structural subsystems for a variety of government and commercial customers, and provides a broad range of spacecraft design and engineering services as well as specialized analytical engineering services for NASA, the Department of Defense ("DoD"), the Department of Energy and other customers. Orbital provided engineering support and services for the first repair mission for the orbiting Hubble Space Telescope, and will provide similar services on a second repair mission currently scheduled for early 1997.

            The Company also develops, manufactures and markets defense electronics, including advanced avionics and data management systems for aircraft flight operations and ground support. These systems collect, process and store mission-critical data for, among other things, mission planning and flight operations, and manage on-board equipment for strategic and tactical military aircraft, helicopters, satellites and surface vehicles. The primary customers for data management systems are the U.S. Navy, the U.S. Air Force, and various DoD prime contractors and foreign governments. The Company is the leading supplier of certain avionics systems and products, including mission data loaders for the U.S. Navy and data transfer equipment and digital terrain systems for the U.S. Air Force. In addition, the

Company provides stores management systems, including weapons arming and firing functions for use on tactical aircraft and helicopters. The avionics systems and products are deployed on a number of aircraft, including the F-4, F-14, F-16, F-18 and F-22 and the LAMPS Helicopter.

            In addition, Orbital produces electronics and data management systems that have been applied to the development and manufacture of "intelligent transportation systems," primarily for metropolitan mass transit operators, that provide GPS-based tracking of vehicles and allow for communications and schedule management. Customers for Orbital's intelligent transportation systems include several metropolitan mass transit operators, such as the Chicago Transit Authority.

            Orbital's Pomona, California operations produce satellite-borne scientific sensors and instruments, such as atmospheric ozone monitoring instruments and environmental sensors. For example, the Total Ozone Mapping Spectrometer ("TOMS") instrument is being produced by the Company for launch on a Pegasus vehicle for NASA. TOMS measures ozone concentrations around the world for the purpose of monitoring the effect of man-made chemicals and atmospheric conditions on the ozone layer. In addition, Orbital is currently developing and producing various in situ monitoring products for space and defense applications. These products include an atmospheric monitoring system for use on the Space Station called the Atmospheric Composition Monitoring Assembly ("ACMA"). The ACMA, developed under a contract with The Boeing Company, will measure various atmospheric gases in the crew's living quarters on the Space Station for the purpose of ensuring a healthy environment for astronauts. The Company also produces the Central Atmospheric Monitoring System for the U.S. Navy for use on submarines.

GROUND SYSTEMS AND SOFTWARE

         As a result of the Company's November 1995 acquisition of MDA, Orbital's Ground Systems and Software Group is a leading supplier of commercial satellite remote sensing ground stations and a provider of advanced space-qualified software, air navigation systems, and network communications training and consulting services. The Company's defense electronics systems have also expanded to include software-intensive systems designed for naval operations, artillery command and control, radar deception systems and logistics support.

         The Company develops, provides and upgrades commercial satellite remote sensing ground stations and related information processing software. Of the 27 major non-military satellite ground stations around the world, MDA has built or been involved in the construction of 23 ground stations in 20 countries. These ground stations are designed to receive and process data from the eight major civil and commercial Earth observation satellites currently in operation. In 1995, the Company completed the ground station and mission control and management systems for the Canadian Space Agency's RADARSAT-1 remote sensing satellite that was launched successfully in November 1995. MDA also develops and markets software that generates and processes imagery and mapping products from satellites and airborne sensors. Customers for the Company's ground stations and Earth information systems include the European and Canadian Space Agencies as well as Canadian and foreign government customers.

         The Company's aviation systems products include automated aeronautical information and air traffic management systems. The Company has developed the Pegasus-AIS(TM) (not related to the Pegasus launch vehicle), an off-the shelf, automated aeronautical information management system that delivers weather and route information directly to a pilot by computer. These systems are designed to address a growing trend toward commercialization and automation of air traffic control systems. Faster and less expensive to operate than traditional manual systems, automated aeronautical information systems provide pilots and other users with aeronautical and meteorological information on a timely basis. Customers for the Company's aviation systems products include the military and civil aviation authorities in various countries such as Australia, Belgium, Canada, Norway and Switzerland.

         The Ground Systems and Software Group also provides computer network communications consulting, training and other services to network equipment vendors and telecommunications carriers in Canada, the United States, Australia and Asia.


COMMUNICATIONS AND INFORMATION SERVICES

            Orbital's Communications and Information Services include products and services provided by Magellan, the Company's majority owned subsidiary Orbital Communications Corporation ("ORBCOMM"), and ORBIMAGE. Magellan manufactures GPS satellite-based navigation and communications products for commercial and consumer markets including commercial and recreational marine and aviation markets, outdoor recreational users such as hunters and hikers, and professional users such as geologists, geographers, surveyors, natural resource managers and contractors. ORBCOMM and ORBIMAGE are developing satellite-based services to address the expanding markets for global two-way data communications and information derived from remote sensing of the atmosphere, oceans and land surfaces. The ORBCOMM and ORBIMAGE systems will require significant capital investments and market development. Although the Company believes the long-term profit potential of such service businesses, developed and supported by the Company's proprietary product technologies, is significant, there can be no assurance that the Company will be able to successfully develop these businesses.

            SATELLITE-BASED NAVIGATION AND COMMUNICATIONS PRODUCTS. The Company's Magellan subsidiary designs, manufactures and markets hand-held GPS navigators that provide users with precise positioning and location information. The need for positioning and location information is central to a broad range of personal and professional activities including marine navigation, outdoor recreation (e.g., hiking and hunting), surveying and general aviation. Magellan focuses its research, design and engineering activities on the development of GPS navigators that are reliable, portable, easy to use and highly affordable, targeting the growing recreational market. During 1995, Magellan introduced the low-cost GPS 2000(TM) personal navigation unit that is widely distributed in mass merchandising outlets and mail order catalogs. Magellan has also started production of the microCOM-M(TM), a small, lightweight and low-priced INMARSAT satellite telephone for worldwide voice, fax and data communications. Magellan is also expected to be a significant supplier of personal communicators for the ORBCOMM System and to be involved in the continued development of satellite-based communications and tracking technology that is compatible with the ORBCOMM System.

            ORBCOMM COMMUNICATIONS SERVICES. The ORBCOMM System is designed to provide virtually continuous mobile data communications coverage over much of the Earth's surface. Under this system, subscribers are able to use inexpensive communicators to send and receive short messages, high priority alerts and other information, such as the location and condition of automobiles, trucks, shipping vessels and other remote assets. The Company expects that the ability to send and receive messages and data without the geographic limitations of existing data communications systems will stimulate the growth of new markets for satellite-based data communications and will be used to supplement terrestrial-based communications systems by providing relatively low-cost coverage in areas outside the range of such tower-based systems.

            The global ORBCOMM System design consists of a constellation of small low-Earth orbit satellites, a satellite control center operating and positioning the satellites, the mobile communicators used by subscribers to transmit and receive messages to and from the satellites, and the gateways that transmit and control the flow of data and message communications and other information for the system. A gateway generally will consist of gateway Earth stations and a software-based gateway message switching system that processes the message traffic and provides the interconnection to terrestrial networks. The U.S. gateway, for example, includes four gateway Earth stations located in New York, Washington, Arizona and Georgia with the message switching system located at ORBCOMM Global's network operations center in

Dulles, Virginia. Gateways are planned to be owned and operated by ORBCOMM Global licensees in strategic locations around the world.

            In April 1995, the Company successfully launched the first two satellites that will comprise the ORBCOMM System constellation. Certain technical problems with both spacecraft resulted in a delay of several months in the completion of on-orbit testing. The Company believes that it has identified and implemented the appropriate corrective actions with respect to these problems, and does not believe that they will impact continued development of the ORBCOMM System. During 1995, in addition to the launch of the first two satellites, the Company completed construction and testing of various network management systems including the satellite control center and the network operations center, and substantially completed the four United States gateway Earth stations. Prototype communicators also transmitted hundreds of thousands of messages. Following comprehensive testing of the space and ground network during 1995, intermittent commercial service in the United States commenced in February 1996. Several consumer electronics manufacturers are developing communicators that monitor fixed assets and hand-held communicators for personal use for shipment during 1996, and the Company expects that the number of users of the ORBCOMM System will grow significantly as subscriber unit production rates increase.

            The two ORBCOMM System satellites currently in orbit and the U.S. gateway provide communications availability in the United States approximately 10% of each 24-hour period, with maximum outages of approximately nine hours. With the launch of additional satellites, such as the two scheduled to be launched as a secondary payload on a Taurus mission scheduled for late 1996, communications availability will also increase. The Company expects that, with a planned constellation of at least 26 satellites and appropriately situated gateways, the ORBCOMM System will provide communications availability generally exceeding 95% of each 24-hour period in the United States and other temperate zones in the Northern and Southern hemispheres and exceeding 75% of each 24-hour period in the equatorial region. Equatorial region availability could be improved to generally exceed 90% with an additional plane of eight satellites. Outside the United States, the ORBCOMM System will only be available in countries and regions where appropriate licenses have been obtained and where there is a gateway that can serve the applicable market.

            DEVELOPMENT AND FINANCING. In 1993, ORBCOMM and Teleglobe Mobile Partners ("Teleglobe Mobile"), an affiliate of Teleglobe Inc., formed a partnership, ORBCOMM Global (formerly known as ORBCOMM Development Partners, L.P.) for the two-phased design, development, construction, integration, testing and operation of the ORBCOMM System. ORBCOMM and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), each with the exclusive right to market the ORBCOMM System in the United States and internationally, respectively. ORBCOMM has retained control over applicable licenses issued by the Federal Communications Commission ("FCC"), consistent with FCC regulations.

            Also in 1993, Orbital entered into an agreement with ORBCOMM Global whereby Orbital had responsibility for the overall design, construction and integration for the first phase of the ORBCOMM project, which was completed during 1995. In September 1995, Orbital and ORBCOMM Global executed the ORBCOMM System Procurement Agreement (the "Procurement Agreement"), which provides that Orbital will, among other things, construct and launch an additional 26 satellites, and construct an additional eight satellites. Under the Procurement Agreement, Orbital is providing satellites and launch services on a fixed-price basis. Consistent with industry practice for many launch contracts, the Procurement Agreement contains certain performance incentives with respect to the satellites and their launch.

            Under ORBCOMM Global's partnership agreement, action by the partnership generally requires the approval of general partners holding a majority of the participating interests (i.e., interests participating in profits and losses). ORBCOMM and Teleglobe Mobile are each 50% general partners in

ORBCOMM Global, with the result that ORBCOMM and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM Global and the approval of both ORBCOMM and Teleglobe Mobile is necessary for ORBCOMM Global to act. ORBCOMM holds indirectly a 51% participating interest in ORBCOMM USA and Teleglobe Mobile holds indirectly a 51% participating interest in ORBCOMM International, with the result that ORBCOMM acting alone can generally control the operational and financial affairs of ORBCOMM USA, and Teleglobe Mobile acting alone can generally control the operational and financial affairs of ORBCOMM International.

            In September 1995, Teleglobe Mobile exercised its option to participate in the second phase of the ORBCOMM System and, accordingly, Orbital and Teleglobe Mobile's total capital commitments to ORBCOMM Global are approximately $75 million and $85 million, respectively, of which approximately $62 million and $35 million, respectively, had been contributed through December 31, 1995. Although construction of the first phase of the ORBCOMM System is completed, development and construction of the second phase is in an early stage, and the actual cost of the system and the amount and structure of anticipated investment in ORBCOMM Global may vary significantly from current estimates. Orbital expects that the total estimated required capital for the ORBCOMM System will be approximately $225-$250 million. ORBCOMM Global intends to seek additional equity contributions and/or bank or other debt financing to fund the remaining requirements. ORBCOMM Global already obtained asset-based financing of $5 million to fund a portion of its development costs for the first phase of the ORBCOMM System. The Company has guaranteed ORBCOMM
Global's outstanding indebtedness, and may be required to guarantee or provide credit support in connection with additional indebtedness incurred by ORBCOMM Global.

            In the event that ORBCOMM Global does not otherwise receive the necessary capital, full development and implementation of the ORBCOMM System may be delayed, significantly restricted or possibly abandoned, and the Company could be required to expense part or all of its investment in the ORBCOMM System. In addition, start-up of the ORBCOMM System will produce significant ORBCOMM Global operating losses for several years. Even if the ORBCOMM System is fully constructed and operational, there can be no assurance that an adequate market will develop for ORBCOMM System services, that ORBCOMM Global will achieve profitable operations or that Orbital will recover any of its past or anticipated investment in the ORBCOMM System. Because Orbital (through ORBCOMM) has a 50% participating interest in ORBCOMM Global, Orbital expects to recognize its pro rata share of ORBCOMM Global profits and losses.

            As of March 1, 1996, certain officers and employees of ORBCOMM Global and Orbital held options to acquire 555,100 shares of ORBCOMM's common stock (or approximately 12 percent of ORBCOMM's outstanding common stock) at option exercise prices ranging from $1.50 to $17.00 per share. On an annual basis, holders of ORBCOMM common stock acquired on exercise of these options may, subject to certain conditions, require ORBCOMM to purchase such ORBCOMM common stock at its then fair market value. As of March 1, 1996, there were 52,286 shares of ORBCOMM common stock outstanding that were acquired in connection with option exercises by current or former ORBCOMM and Orbital employees.

            REGULATORY APPROVALS. In October 1994, ORBCOMM became the first company to be awarded full FCC authority to construct, launch and operate a low-Earth orbit satellite-based messaging and data communications network in the United States. This license, which provides that the ORBCOMM System must be constructed within six years from the date the license was granted, extends for a period of ten years from the date the first ORBCOMM System satellite was operational. At the end of the seventh year of the ten-year term, a renewal application must be filed with the FCC. As with any such license, the ORBCOMM System license may be revoked and a license renewal application may be denied for cause. In October 1995, ORBCOMM requested a modification of its FCC license with respect to ORBCOMM's channel plan for purposes of facilitating frequency coordination of the ORBCOMM System with foreign governments. This request has completed the public comment cycle and

ORBCOMM believes its request will be granted within the next several months.
In addition, for the ORBCOMM System to be operated in other countries throughout the world, the Company or the foreign licensees must obtain from the appropriate foreign regulatory bodies authority to do so. The Company anticipates that the cost of these activities will be borne primarily by foreign licensees. ORBCOMM International has entered into a definitive license agreement with ORBCOMM Canada Inc., which is expected to begin providing ORBCOMM service in Canada in Spring 1996. ORBCOMM has signed preliminary agreements with 19 candidate licensees serving 71 other countries to seek such regulatory approvals and to initiate territory-specific market development in such countries. There can be no assurance that ORBCOMM or its foreign licensees will be granted all licenses or approvals necessary to operate the ORBCOMM System in any other country.

            ORBIMAGE REMOTE SENSING AND IMAGING SERVICES. The Company is currently seeking to develop and market a broad range of information services that involve identifying and monitoring global environmental changes and weather patterns and collecting and disseminating digital land maps and other remote sensing information. Small Earth-viewing satellites and related sensors and instruments to be placed in relatively low orbits are planned to offer cost-efficient data collection, daily global coverage and high-resolution imaging services.

            In April 1995, ORBIMAGE's first MicroStar satellite, MicroLab-1, was successfully launched to monitor lightning and severe weather patterns for NASA. In 1991, Orbital entered into a contract with NASA to provide worldwide, daily ocean imagery using Orbital's SeaStar environmental monitoring satellite system, based on the PegaStar spacecraft. The Company plans to develop, produce, launch and operate the SeaStar system to deliver high-quality multi-spectral ocean imagery and land surface imagery for up to five years.
The SeaStar launch has been delayed several years, primarily due to technical challenges associated with the development of the spacecraft and launch delays relating to the Pegasus XL failures in 1994 and 1995. The SeaStar satellite is currently scheduled to be launched in late 1996 or early 1997. In addition to providing unprocessed real-time ocean data to NASA, ORBIMAGE plans to market the SeaStar data directly and through value-added resellers and other marketing agents to other U.S. Government users and to potential domestic and international customers such as commercial fishing fleets, oil and gas companies, ocean transportation operators, oceanographers and agricultural companies.

            ORBIMAGE is developing and marketing other small satellite-based Earth observation, remote sensing and environmental monitoring services using, among other things, the Company's PegaStar and MicroStar spacecraft platforms, Pegasus and Taurus launch vehicles, space sensors and instruments and other space products. Services to be provided by ORBIMAGE could include high-resolution optical imaging of land surfaces for geographic information services, mapping, sensing of ocean and atmospheric conditions and measuring of ozone and other gaseous concentrations in the atmosphere. The Company is currently exploring potential strategic arrangements for development of the high-resolution remote sensing business, with Orbital providing launch services, spacecraft, ground stations and other related products. During 1995, ORBIMAGE signed preliminary agreements with several potential imagery distributors and initiated preliminary discussions with potential strategic partners. There can be no assurance that the Company will be able to conclude such strategic arrangements or develop profitable commercial Earth observation, remote sensing or environmental monitoring businesses.

                      *          *          *            *

            Financial information about the Company's products and services, foreign and domestic operations and export sales is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Company's Consolidated Financial Statements set forth in the Company's Annual Report, and is incorporated herein by reference.

COMPETITION

            Orbital believes that competition for sales of its products and services is based on performance and other technical features, price, reliability, scheduling and customization.

            The primary competition to the Pegasus and Taurus vehicles is expected to come from the smaller and larger classes, respectively, of LMLV launch vehicles currently being developed by Lockheed Martin Corporation ("Lockheed Martin"). The LMLV had an unsuccessful first flight in August 1995. Potential competition to the Pegasus may also come from launch systems derived from surplus ballistic missiles that are primarily being made available by the U.S. Government and Russia. The National Space Transportation Policy (the "NSTP") authorizes U.S. Government agencies to use excess ballistic missiles to launch payloads into orbit on a case-by-case basis. While Lockheed Martin currently has a contract with the DoD to convert excess Minuteman missiles into space launch vehicles, the NSTP established that such use may only be permitted after the DoD has determined, among other things, that such use would meet the agency's needs and would result in a cost savings to the U.S. Government compared to a commercial launch service. Competition for Taurus could also come from surplus Titan II launch vehicles, although Titan II production has been discontinued and only a very limited inventory remains. In addition, in 1995 the Japanese space agency successfully launched a booster that directly competes with Taurus in terms of launch capacity, but is more expensive than the Taurus. Indirect competition to Pegasus and Taurus vehicles also exists in the form of secondary or "piggyback" payload capacity on large boosters such as the Ariane, Titan, Long March and Proton launch vehicles. While secondary payloads offer a low-cost method of launching satellites in some cases, the secondary status of the payload often requires customers to accept less desirable orbits, "standby" launch scheduling and potentially more complicated and costly payload integration procedures.

            While several companies design and manufacture suborbital launch vehicles, Orbital's primary competitor in this product line is Coleman Research Corp. Satellite systems and payloads and space support products compete with products and services produced or provided by numerous companies and government entities, including TRW Inc. and CTA, Inc. The Company's space instruments and airborne and ground-based electronics, data management systems, defense-oriented avionics products and software systems, and aviation systems face competition from several established manufacturers. The Company's space sensors and instruments face competition from a number of companies and university research laboratories capable of designing and producing space instruments. The Company's main competition in the area of ground stations include Datron Systems Inc. and Hughes-STX Corp.

            Magellan's marine and outdoor recreation GPS satellite-based navigation products primarily face competition from Garmin International. Magellan competes with a larger number of producers of GPS navigation and communications products in its other markets. The Company believes that Magellan's success will depend on its ability to continue to develop new lower-cost and enhanced performance products and to enter into and develop new markets for GPS navigators.

            The ORBCOMM System will face competition from numerous existing and potential alternative communications products and services provided by various large and small companies, including sophisticated two-way satellite-based data and voice communications services. For specific markets, the ORBCOMM System may complement existing tower-based services such as one-way and two-way paging, cellular data, specialized mobile radio and private networks. ORBIMAGE may face competition from U.S. and foreign government and private entities that provide or are seeking to provide satellite-based and other land imaging, environmental monitoring and atmospheric sensing products.

            Many of the Company's competitors are larger and have substantially greater resources than the Company. Furthermore, the possibility exists that other domestic or foreign companies or governments, some with greater experience in the space industry and greater financial resources than Orbital, will seek to produce products or services that compete with those of the Company. Any such foreign competitor could benefit from subsidies from, or other protective measures by, its home country.

RESEARCH AND DEVELOPMENT

            The Company expects to continue to invest in product-related research and development, to conceive and develop new products and services, to enhance existing products and to seek customer and, where appropriate, strategic partner investments in these products. Orbital's research and development expenses, excluding direct customer-funded development, were approximately $25.5 million, $17.3 million, and $19.7 million, respectively, for the fiscal years ended December 31, 1995, 1994 and 1993. It is expected that the Company's research and development expenses during 1996 will be primarily for satellite programs, possible ORBIMAGE projects, new or modified launch systems, and satellite-based navigation and communications products.


PATENTS AND TRADEMARKS

            Orbital relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position and technological advantage. The Company holds U.S. and foreign patents relating to the Pegasus vehicle and U.S. patents relating to the ORBCOMM System as well as for other components and products produced by the Company. The Company also has various pending patent applications relating to Pegasus and the ORBCOMM System along with other products. Certain of the trademarks and service marks used in connection with the Company's products and services have been registered with the U.S. Patent and Trademark Office and the Canadian Intellectual Property Office.


COMPONENTS AND RAW MATERIALS

            Orbital purchases a significant percentage of its product components, including rocket propulsion motors, structural assemblies and electronic equipment, from third parties. Orbital also occasionally obtains from the U.S. Government parts and equipment that are used in the production of the Company's products or in the provision of the Company's services. Orbital has not experienced material difficulty in obtaining product components or necessary parts and equipment and believes that alternative sources of supply would be available, although increased costs could be incurred in securing alternative sources of supply. The Company's ability to launch its Pegasus and Pegasus XL vehicles depends on the availability of an aircraft with the capability of carrying and launching such space launch vehicles. Orbital entered into a 10-year lease in 1992 for a Lockheed L-1011 for the air-launch of the Pegasus and Pegasus XL vehicles.


U.S. GOVERNMENT CONTRACTS

            During 1995, 1994 and 1993, approximately 40 percent, 45 percent and 45 percent, respectively, of the Company's total annual revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with the U.S. Government's prime contractors. Orbital's government contracts are subject to regular audit and periodic reviews and may be modified, increased, reduced or terminated in the event of changes in government requirements or policies, Congressional appropriations and program progress and scheduling. U.S. Government curtailment of expenditures for space research and development and related products and services could have a material adverse effect on Orbital's revenues and results from operations. Agencies within the U.S. Government and commercial customers to which sales by the Company accounted for ten percent or more of the Company's consolidated 1995 revenues were NASA, DoD and ORBCOMM Global.

            Orbital's major contracts with the U.S. Government fall into three categories: firm fixed-price contracts, fixed-price incentive fee contracts and cost-plus-fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Risk of loss due to increased cost, therefore, is borne by the Company although some of this risk may be passed on to subcontractors. Under fixed-price government contracts, Orbital may receive progress payments, generally in an amount equal to between 80 and 95 percent of monthly costs, or it may receive milestone payments upon the occurrence of certain program achievements. Fixed-price incentive fee contracts provide for sharing by the customer and the Company of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by the Company, although some of this risk may be passed on to subcontractors. Under a cost-plus-fee contract, Orbital recovers its actual allowable costs incurred and receives a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the Government's subjective evaluation of the contractor's performance in terms of the criteria stated in the contract.

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


BACKLOG

            The Company's backlog at December 31, 1995 and 1994 was approximately $530 million and $419 million, respectively. As of December 31, 1995, approximately 60 percent of the Company's backlog was with the U.S. Government and its agencies or from subcontracts with the U.S. Government's prime contractors. Backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contracts awarded but not signed and orders not yet funded in the amounts of approximately $355 million and $171 million as of December 31, 1995 and 1994, respectively. Approximately $303 million of backlog is currently scheduled to be performed beyond 1996. Backlog excludes unexercised and undefinitized contract options having an aggregate potential contract value at December 31, 1995 of approximately $910 million.


EMPLOYEES

            As of December 31, 1995, Orbital had 2, 729 full-time permanent employees.


ITEM 2.     PROPERTIES

            In 1993, Orbital entered into a 12-year lease agreement for approximately 100,000 square feet of office and engineering space in Dulles, Virginia, which serves as its corporate headquarters. The Company owns an approximately 30,000 square-foot satellite engineering and manufacturing facility on land adjacent to the Dulles office facility. Orbital also leases approximately 320,000 square feet of office, engineering and manufacturing space in Germantown, Maryland; 305,000 square feet of office, engineering and manufacturing space in Chandler, Arizona; approximately 212,000 square feet of office and engineering space in Richmond, British Columbia; approximately 135,000 square feet of office, engineering and manufacturing space in Pomona, California; approximately 40,000 square feet of office, engineering and manufacturing space in San Dimas, California. The Company leases or owns other smaller facilities, offices or manufacturing space around the United States, including Huntsville, Alabama; Edwards Air Force Base, California; Vandenberg Air Force Base, California and Greenbelt, Maryland; in other locations in Canada such as Ottawa, Ontario, as well as in England, Malaysia, Mexico and Australia. Although completion of the Company's existing and pending contracts may in the future require additional manufacturing capacity, Orbital believes that its existing facilities are adequate for its near- and medium-term requirements.


ITEM 3.     LEGAL PROCEEDINGS

            Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There was no matter submitted to a vote of the Company's security holders during the fourth quarter of 1995.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth the name, age and position of each of the Executive Officers of Orbital as of March 1, 1996. All Executive Officers are elected annually and serve at the discretion of the Board of Directors.


Name                   Age      Position
----                   ---      --------
David W. Thompson      41       Chairman of the Board, President and Chief Executive Officer
Bruce W. Ferguson      41       Executive Vice President and General Manager/Communications and Information Services Group
James R. Thompson      59       Executive Vice President and General Manager/Launch Systems Group
Jack A. Frohbieter     59       Executive Vice President and General Manager/Space and Electronics Systems Group
Daniel E. Friedmann    39       Executive Vice President and General Manager/Ground Systems and Software Group
Michael D. Griffin     46       Executive Vice President and General Manager/Advanced Systems Group
Carlton B. Crenshaw    50       Executive Vice President and Chief Financial Officer
Antonio L. Elias       46       Senior Vice President and Chief Technical Officer
John H. Mehoves        48       Senior Vice President/Corporate Strategy
Leslie C. Seeman       43       Senior Vice President, General Counsel and Secretary

         David W. Thompson is a founder of Orbital and has been Chairman of the Board, President and Chief Executive Officer of the Company since 1982.

         Bruce W. Ferguson is a founder of Orbital and has been Executive Vice President and General Manager/Communications and Information Services Group since October 1993 and a Director of the Company since 1982. Mr. Ferguson was Executive Vice President and Chief Operating Officer of Orbital from 1989 to October 1993 and Senior Vice President/Finance and Administration and General Counsel of Orbital from 1985 to 1989.

         James R. Thompson (who is not related to David W. Thompson) has been Executive Vice President and General Manager/Launch Systems Group since October 1993 and a Director since January 1992. Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to

October 1993. He was Deputy Administrator of NASA from 1989 to 1991. From 1986 until 1989, Mr. Thompson was Director of the Marshall Space Flight Center. He was Deputy Director for Technical Operations at Princeton University's Plasma Physics Laboratory from 1983 through 1986. Before that, he had a 20-year career with NASA at the Marshall Space Flight Center.

         Jack A. Frohbieter has been a Director of the Company since August 1994, and Executive Vice President and General Manager/Space and Electronics Systems since September 1994. From 1990 until August 1994, Mr. Frohbieter was President and Chief Operating Officer of Fairchild. From 1988 to 1990, he was Vice President and General Manager of General Electric Company's Government Electronics Systems Division, and from 1966 to 1987, he held a variety of positions at RCA's Astro Space Division, including Vice President and General Manager from 1986 to 1987.

         Daniel E. Friedmann has been Executive Vice President and General Manager/Ground Systems and Software since January 1996. He continues to serve as President and Chief Executive Officer of MDA, a position he has held since March 1995. From 1992 to March 1995, he served as Executive Vice President and Chief Operating Officer of MDA. Between 1979 and 1992, he held a variety of positions at MDA, including serving as Vice President of various divisions.

         Michael D. Griffin has been Executive Vice President/Advanced Systems Group since January 1996. Dr. Griffin joined Orbital in August 1995 when he was appointed Senior Vice President and Chief Technical Officer. From 1994 to August 1995, he was Senior Vice President for Program Development at Space Industries International. From September 1991 to January 1994 he served as Chief Engineer of NASA and was Deputy Director for Technology at the Strategic Defense Initiative Organization from 1989 to 1991.

         Carlton B. Crenshaw has been Executive Vice President and Chief Financial Officer since February 1996. He was Senior Vice President/Finance and Administration from August 1995 to January 1996 and was Senior Vice President/Finance and Administration and Treasurer of Orbital from January 1993 to August 1995. From 1989 to January 1993, he was Vice President/Finance and Administration and Treasurer of the Company. From 1985 to 1989, Mr. Crenshaw was Vice President/Finance and Administration and Chief Financial Officer of Software AG Systems, Inc.

         Antonio L. Elias has been Senior Vice President and Chief Technical Officer since January 1996. From May 1993 through December 1995 he was Senior Vice President for Advanced Projects and was Senior Vice President/Space Systems Division from 1990 to April 1993. He was Vice President/Engineering of Orbital from 1989 to 1990 and was Chief Engineer from 1986 to 1989. From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology.

         John H. Mehoves has been Senior Vice President/Corporate Strategy since January 1996. From October 1993 to December 1995, he was Senior Vice President, from 1990 to October 1993, he was Executive Vice President/Space Systems Division of Orbital, from 1987 to 1989, he was Vice President/Space Transportation and from 1985 to 1987, he was Vice President/Operations.

         Leslie C. Seeman has been Senior Vice President of the Company since October 1993 and General Counsel and Secretary of the Company since 1989. From 1989 to October 1993, she was Vice President of the Company, and from 1987 to 1989, Ms. Seeman was Assistant General Counsel of Orbital. From 1984 to 1987, she was General Counsel of Source Telecomputing Corporation, a telecommunications company. Prior to that, she was an associate with the law firm of Wilmer, Cutler & Pickering.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is included in pages 34 through 55 of the Annual Report and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is included under the caption "Election of Directors -- Directors to be Elected at the 1996 Annual Meeting, -- Directors Whose Term Expires in 1997, and -- Directors Whose Term Expires in 1998" and "Compliance with Section 16(a) of the Exchange Act" of the Proxy Statement filed pursuant to Regulation 14A on March 28, 1996 and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION


         The information required by this Item is included under the captions "Election of Directors -- Summary Compensation Table," "Election of Directors -- Option Grants in Last Fiscal Year," "Election of Directors -- Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Election of Directors -- Indemnification Agreements," "Election of Directors -- Executive Employment Agreements" and "Election of Directors - Information Concerning the Board and Its Committees" of the Proxy Statement filed pursuant to Regulation 14A on March 28, 1996 and is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included under the caption "Ownership of Common Stock" of the Proxy Statement filed pursuant to Regulation 14A on March 28, 1996 and is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Not applicable.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

         (a)     Documents filed as part of this Report:

                 1. FINANCIAL STATEMENTS. The following financial statements, together with the report of KPMG Peat Marwick LLP, appearing in the portions of the Annual Report, filed as Exhibit 13, are filed as a part of this report:

                       A.       Independent Auditors' Report (Annual Report
                                page 34)
                       B. Consolidated Statements of Operations (Annual Report page 35)
                       C.       Consolidated Balance Sheets (Annual Report page
                                36)
                       D. Consolidated Statements of Stockholders' Equity (Annual Report page 37)
                       E. Consolidated Statements of Cash Flows (Annual Report page 38)
                       F. Notes to Consolidated Financial Statements (Annual Report pages 39 through 55)

                 2. FINANCIAL STATEMENT SCHEDULES. The following additional financial data are transmitted with this report and should be read in conjunction with the Consolidated Financial Statements in the Annual Report. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

                                        Independent Auditors' Report on
                                        Consolidated Financial Statement
                                        Schedule

                                II      Valuation and Qualifying Accounts

                 3. EXHIBITS. A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

(b)      Reports on Form 8-K

         1. On November 2, 1995, the Company filed a Form 8-K reporting its potential acquisition of MacDonald, Dettwiler and Associates, Ltd. ("MDA") pursuant to Item 5. The following financial statements were filed as part of that report:

                 Consolidated Financial Statements of MDA, together with report of the independent auditors, as of March 31, 1995, 1994 and 1993;

                 Unaudited Consolidated Financial Statements of MDA, as of June 30, 1995 and for the three-month periods ended June 30, 1995 and 1994;

                 Pro Forma Financial Information of Orbital Sciences Corporation as of and for the six-month period ended June 30, 1995, and for the years ended December 31, 1994, 1993 and 1992.


         2. On December 4, 1995, the Company filed a Form 8-K reporting the consummation of its acquisition of MDA pursuant to Item 2.

         (c)     See Item 14(a)(3) of this report.

         (d)     See Item 14(a)(2) of this report.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ORBITAL SCIENCES CORPORATION



DATED:  March 28, 1996           By   /s/ David W. Thompson
                                      -----------------------------------------
                                      David W. Thompson, Chairman of the Board,
                                      President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


DATED:  March 28, 1996

  Signature:                                                         Title:

 /s/ David W. Thompson                                               Chairman of the Board, Principal
 --------------------------------------------------------            Executive Officer and Director
 David W. Thompson

 /s/ Carlton B. Crenshaw                                             Principal Financial Officer
 --------------------------------------------------------
 Carlton B. Crenshaw

 /s/ Jeffrey V. Pirone                                               Controller and Principal Accounting
 --------------------------------------------------------            Officer
 Jeffrey V. Pirone

 /s/ Fred C. Alcorn                                                  Director
 --------------------------------------------------------
 Fred C. Alcorn

 /s/ Kelly H. Burke                                                  Director
 --------------------------------------------------------
 Kelly H. Burke

 /s/ Bruce W. Ferguson                                               Director
 --------------------------------------------------------
 Bruce W. Ferguson

 /s/ Daniel J. Fink                                                  Director
 --------------------------------------------------------
 Daniel J. Fink

 /s/ Lennard A. Fisk                                                 Director
 --------------------------------------------------------
 Lennard A. Fisk

 /s/ Jack A. Frohbieter                                              Director
 --------------------------------------------------------
 Jack A. Frohbieter

 /s/ Jack L. Kerrebrock                                              Director
 --------------------------------------------------------
 Jack L. Kerrebrock

 /s/ J. Paul Kinloch                                                 Director
 --------------------------------------------------------
 J. Paul Kinloch

 /s/ Douglas S. Luke                                                 Director
 --------------------------------------------------------
 Douglas S. Luke

 /s/ John L. McLucas                                                 Director
 --------------------------------------------------------
 John L. McLucas

 /s/ Harrison H. Schmitt                                             Director
 --------------------------------------------------------
 Harrison H. Schmitt

 /s/ James R. Thompson                                               Director
 --------------------------------------------------------
 James R. Thompson

 /s/ Scott L. Webster                                                Director
 --------------------------------------------------------
 Scott L. Webster

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Orbital Sciences Corporation

Under date of February 5, 1996, we reported on the consolidated balance sheets of Orbital Sciences Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Item 14(a)2 in the Company's Form 10-K for the year 1995. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           KPMG Peat Marwick LLP

Washington, D.C.
February 5, 1996

                        ORBITAL SCIENCES CORPORATION

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (AMOUNTS IN THOUSANDS)

      COLUMN A                              COLUMN B                       COLUMN C                     COLUMN D            COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
                                                               --------------------------------
                                                                                     CHARGED/                            BALANCE AT
                                             BALANCE AT        CHARGED TO COSTS    CREDITED TO                             END OF
      DESCRIPTION                          START OF PERIOD (1)    AND EXPENSES    OTHER ACCOUNTS (2)   DEDUCTIONS  (3)      PERIOD
-----------------------------------------  -----------------    ---------------   ------------------   --------------   ------------
YEAR ENDED DECEMBER 31, 1993

     Allowance for doubtful accounts             $    475             $   97         $    15                -                 587
     Allowance for obsolete inventory                 929                421             910                -               2,260
     Deferred income tax valuation reserve         14,759 (4)              -               -             (303)             14,456(4)


YEAR ENDED DECEMBER 31, 1994

     Allowance for doubtful accounts             $    587             $  149         $     42               -                 778
     Allowance for obsolete inventory               2,260                216            1,571            (111)              3,936
     Allowance for unrecoverable investments            -                  -            3,100               -               3,100
     Deferred income tax valuation reserve         14,456                  -           32,003            (168)             46,291

YEAR ENDED DECEMBER 31, 1995

     Allowance for doubtful accounts             $    778             $  189         $     -             (194)                773
     Allowance for obsolete inventory               3,936                580               -             (738)              3,778
     Allowance for unrecoverable investments        3,100                  -               -           (2,000)              1,100
     Deferred income tax valuation reserve         46,291             21,445          (2,695)               -              65,041




(1) - All historical balances have been restated to reflect the Company's acquisitions of Magellan Corporation and MacDonald, Dettwiler and Associates, Ltd. The acquisitions were accounted for using the pooling of interests method of accounting.

(2) - Amounts charged/credited to other accounts represent valuation and qualifying accounts recorded pursuant to purchase business combinations as described in Note (4) to the consolidated financial statements incorporated by reference elsewhere herein, adjustments required to recast pooled company's year end as described in Note (4) to the consolidated financial statements incorporated by reference elsewhere herein, and certain reclassifications of deferred tax accounts.

(3) - Deduction for revaluation of allowance account.

(4) - The deferred income tax valuation reserve at December 31, 1993 and 1992 has been provided based on estimated deferred tax assets and liabilities in a foreign taxing jurisdiction, converting to generally accepted accounting principles as applied in the U.S. (SFAS 109), after recasting pooled company's year end as described in Note (4) to the consolidated financial statements incorporated by reference elsewhere herein.

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

  Exhibit
    No.                                                 Description
    ---                                                 -----------
    3.1      Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the
             Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

    3.2      By-Laws of Orbital Sciences Corporation, as amended on July 27, 1995 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1995, dated November 14, 1995).

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

     9       Voting and Exchange Trust Agreement between the Company, MacDonald Dettwiler Holdings Inc. and
             State Street Bank and Trust Company (transmitted herewith).

    10.1     Amended and Restated Credit Agreement, dated as of September 27, 1994 among the Company,
             Orbital Imaging Corporation and Fairchild Space and Defense Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent and J.P. Morgan
             Delaware, as Collateral Agent (the "Credit Agreement") (incorporated by reference to Exhibit
             10.6 to the Company's Report on Form 10-Q for the Quarter ended September 30, 1994, dated
             November 14, 1994).

   10.1.1    Amendment No. 1 to the Credit Agreement, dated as of October 26, 1994 (incorporated by reference to Exhibit 10.6.1 to the Company's Annual Report on Form 10-K, dated March 28, 1995).

   10.1.2    Amendment No. 2 to the Credit Agreement, dated as of July 5, 1995 (incorporated by reference to Exhibit 10.6.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1995 filed on August 14, 1995).

   10.1.3    Amendment No. 3 to the Credit Agreement, dated as of August 23, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended September
             30, 1995, dated November 14, 1995).

   10.1.4    Amendment No. 4 to the Credit Agreement, dated as of November 15, 1995 (transmitted herewith).

   10.1.5    Waiver No. 1 to the Credit Agreement, dated as of December 19, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, dated March


             28, 1995).

   10.1.6    Waiver No. 2 to the Credit Agreement, dated as of February 29, 1996 (transmitted herewith).

    10.2     Note Agreement, dated as of  June 14, 1995 between the Corporation and The Northwestern Mutual
             Life Insurance Company (the "NWML Note Agreement") (incorporated by reference to Exhibit 4.7.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1995, dated August 14,
             1995).

   10.2.1    1st Amendment to the NWML Note Agreement ,dated as of June 30, 1995, between the Corporation and The Northwestern Mutual Life Insurance Company (incorporated by reference to the Company's
             Report on Form 10-Q for the quarter ended September 30, 1995, dated November 14, 1995).

   10.2.2    Second Amendment to the NWML Note Agreement, dated as of March 15, 1996 (transmitted herewith).

    10.3     Promissory Notes dated as of August 31, 1994 made by Fairchild Space and Defense Corporation and Corporate Guaranty dated August 31, 1994 made by the Company (incorporated by reference to
             Exhibit 10.7 to the Company's Report on Form 10-Q for the Quarter ended September 30, 1994, dated November 14, 1994).

    10.4     Security Agreement dated as of June 30, 1992 among the Company, J.P. Morgan Delaware, as
             Collateral Agent and American Security Bank, N.A., as Audit Agent (incorporated by Reference to
             Exhibit 10.6.1 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1994,
             dated November 14, 1994).

    10.5     Master Security Agreement dated as of August 31, 1994 between Fairchild Space and Defense
             Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the Quarter ended September 30, 1994, dated November
             14, 1994).

    10.6     Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995
             (incorporated by reference to Exhibit 10.5.1 to the Company's Report on Form 10-Q for the
             quarter ended June 30, 1995, dated August 14, 1995).**

    10.7     Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors, restated as of
             April 27, 1995 (incorporated by reference to Exhibit 10.5.2 to the Company's Report on Form
             10-Q for the quarter ended June 30, 1995, dated August 14, 1995).**

    10.8     Orbital Communications Corporation Restated 1992 Stock Option Plan, restated as of September
             12, 1995 (transmitted herewith).**

    10.9     Orbital Sciences Corporation 1995 Deferred Compensation Plan.** (transmitted herewith)

   10.10     Fairchild Space and Defense Corporation Supplemental Executive Retirement Plan.** (transmitted herewith)

   10.11     Form of Executive Employment Agreement entered into between the Company and Executive Officers and certain other Officers of the Company (incorporated by reference to Exhibit 10.17 to the
             Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).**

  10.11.1    Employment Agreement between Jack A. Frohbieter and Fairchild Space and Defense Corporation,
             dated August 26, 1992 (incorporated by reference to Exhibit 10.10.1 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1994, filed March 28, 1995).**

   10.12     Form of Indemnification Agreement entered into between the Company and Directors, Executive
             Officers and certain other Officers of the Company (incorporated by reference to Exhibit 10.18 to

             the Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9,
             1990 and effective on April 24, 1990).**

  10.12.1    Amendment dated October 22, 1992 to form of Indemnification Agreement entered into between the
             Company and Directors, Executive Officers and certain other Officers of the Company
             (incorporated by reference to Exhibit 19 to the Company's Report on Form 10-Q for the Quarter
             Ended September 30, 1992, dated November 16, 1992).**

   10.13     Participation Agreement dated August 20, 1992 by and between ITT Commercial Finance Corp. and the Company, as amended through August 26, 1992 (incorporated by reference to Exhibit 19.14 to
             Amendment No. 2 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1992,
             dated January 27, 1993).

   10.14     Master Agreement dated as of June 30, 1993 among the Company, Orbital Communications
             Corporation, Teleglobe Inc. and Teleglobe Mobile Partners (the "Master Agreement")
             (incorporated by reference to Exhibit 10.24.1 to the Company's Report on Form 10-Q for the
             Quarter Ended June 30, 1993, dated August 13, 1993).+

  10.14.1    Amendment No. 1 to Master Agreement dated as of April 1, 1994 (incorporated by reference to
             Exhibit 10.16.1.1 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1994,
             dated August 15, 1994).+

  10.14.2    Amendment No. 2 to Master Agreement dated as of October 1, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 dated March 28,
             1995).+

  10.14.3     Amendment No. 3 to Master Agreement dated as of September 12, 1995 (transmitted herewith).

   10.15     Agreement of Limited Partnership of ORBCOMM Development Partners, L.P. dated as of June 30,
             1993 between Orbital Communications Corporation and Teleglobe Mobile Partners (incorporated by reference to Exhibit 10.24.2 for the Company's Report on Form 10-Q for the Quarter ended June
             30, 1993, dated August 13, 1993).+

  10.15.1    Amendment No.1 to Agreement of Limited Partnership of ORBCOMM Development Partners, L.P. dated as of April 1, 1994 (incorporated by reference to Exhibit 10.16.2.1 to the Company's Report on
             Form 10-Q for the Quarter Ended June 30, 1994, dated August 15, 1994).+

   10.16     Agreement of Limited Partnership of ORBCOMM U.S. Partners, L.P. dated as of June 30, 1993 between Orbital Communications Corporation and Teleglobe Mobile Partners (incorporated by reference to Exhibit 10.24.3 of the Company's Report on Form 10-Q for the Quarter ended June
             30, 1993, dated August 13, 1993).

  10.16.1    Amendment No. 1 to Agreement of Limited Partnership of ORBCOMM U.S. Partners, L.P. dated as of
             September 12, 1995 between Orbital Communications Corporation and ORBCOMM Global Partners
             (transmitted herewith).

   10.17     Agreement of Limited Partnership of ORBCOMM International Partners, L.P. dated as of June 30,
             1993 between Orbital Communications Corporation and Teleglobe Mobile Partners (incorporated by reference to Exhibit 10.24.3 to the Company's Report on Form 10-Q for the Quarter Ended June
             30, 1993, dated August 13, 1993).

  10.17.1    Amendment No.1  to Agreement of Limited Partnership of ORBCOMM International Partners, L.P.
             dated as of September 12, 1995 between Orbital Communications Corporation and ORBCOMM Global
             Partners (transmitted herewith).

   10.18     Proprietary Information and Non-Competition Agreement dated as of June 30, 1993 among the
             Company, Orbital Communications Corporation, Teleglobe Inc., Teleglobe Mobile Partners, ORBCOMM
             Development Partners, L.P., ORBCOMM U.S. Partners, L.P. and ORBCOMM International Partners,
             L.P. (incorporated by reference to Exhibit 10.24.9 to the Company's Report on Form 10-Q for the Quarter Ended June 30, 1993, dated August 13, 1993).

  10.18.1    Amendment No.1 to Proprietary Information and Non-Competition Agreement dated as of September
             12, 1995 among the Company, Orbital Communications Corporation, Teleglobe Inc., Teleglobe
             Mobile Partners, ORBCOMM Global, L.P., ORBCOMM USA, L.P., and ORBCOMM International Partners,
             L.P. (transmitted herewith).

   10.19     Support Agreement between the Company  and MacDonald, Dettwiler Holdings, Inc., dated November
             17, 1995.  (transmitted herewith)

     11      Statement re:  Computation of Earnings Per Share (transmitted herewith).

     13      Portions of the 1995 Annual Report to Stockholders (transmitted herewith).

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

----------------------
*   Confidential treatment requested pursuant to Rule 24b-2 of the Exchange
    Act.

+   Confidential treatment previously granted by the Commission.

**  Management Contract or Compensatory Plan or Arrangement.