Form 10-Q
period 1996-03-31
ORBITAL SCIENCES CORP /DE/
filed 1996-05-10
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                             For the quarter ended

                                 MARCH 31, 1996


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287


               DELAWARE                                 06-1209561
    -------------------------------            -------------------------------
       (State of Incorporation)                 (IRS Identification number)


       21700 ATLANTIC BOULEVARD
        DULLES, VIRGINIA 20166                        (703) 406-5000
    -------------------------------            -------------------------------
(Address of principal executive offices)            (Telephone number)



The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

As of May 1, 1996, 26,107,642 shares of the registrant's common stock were outstanding.

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited; in thousands, except share data)

                                 A S S E T S                                                MARCH 31,           DECEMBER 31,
                                 -----------                                                   1996                  1995
                                                                                           -----------          ------------
CURRENT ASSETS:
          Cash and cash equivalents                                                           $6,662               $15,317
          Short-term investments, at market                                                   11,168                19,713
          Receivables, net                                                                   128,768               118,358
          Inventories, net                                                                    38,633                38,527
          Deferred income taxes and other assets                                               7,856                 7,330
                                                                                           -----------          ------------
            TOTAL CURRENT ASSETS                                                             193,087               199,245

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $57,286 and $53,067, respectively                        91,127                91,512

SATELLITE SYSTEMS, AT COST, LESS ACCUMULATED
    depreciation of $753 and $547, respectively                                               15,760                14,363

INVESTMENTS IN AFFILIATES, NET                                                                79,507                74,063

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $14,416 and $13,697, respectively                        75,037                75,395

DEFERRED INCOME TAXES AND OTHER ASSETS                                                        13,222                12,330
                                                                                           -----------          ------------

                       TOTAL ASSETS                                                         $467,740              $466,908
                                                                                           ===========          ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
          Short-term borrowings and current portion of long-term obligations                 $24,675               $11,907
          Accounts payable                                                                    21,411                25,808
          Accrued expenses                                                                    25,995                29,922
          Payable to subcontractors                                                           12,475                11,552
          Deferred revenue                                                                    31,557                32,503
                                                                                           -----------          ------------
               TOTAL CURRENT LIABILITIES                                                     116,113               111,692

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                 93,470                96,990

OTHER LIABILITIES                                                                             16,765                19,740
                                                                                           -----------          ------------
                       TOTAL LIABILITIES                                                     226,348               228,422

NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                            (678)                 (422)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Series A Special Voting Preferred Stock, par value $.01;  1 share
               authorized and outstanding                                                          -                     -
          Class B Preferred Stock,  no par value; 10,000 shares authorized
               and outstanding                                                                     -                     -
          Preferred Stock, par value $.01; 10,000,000 shares authorized, no
               shares issued or outstanding                                                        -                     -
          Common Stock, par value $.01; 40,000,000 shares authorized,
               26,828,848 and 26,766,029
               shares outstanding, after deducting 15,735 shares held in treasury                269                   268
          Additional paid-in capital                                                         248,008               247,580
          Unrealized gains on short-term investments                                              66                    68
          Cumulative translation adjustment                                                   (3,749)               (3,356)
          Retained earnings (deficit)                                                         (2,524)               (5,652)
                                                                                           -----------          ------------
               TOTAL STOCKHOLDERS' EQUITY                                                    242,070               238,908
                                                                                           -----------          ------------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $467,740              $466,908
                                                                                           ===========          ============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                    FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                               ---------------------------------------
                                                                                      1996                    1995
                                                                               --------------           --------------
    REVENUES                                                                       $104,894                  $88,975

    COSTS OF GOODS SOLD                                                              72,582                   63,462

                                                                               --------------           --------------
    GROSS PROFIT                                                                     32,312                   25,513

    RESEARCH AND DEVELOPMENT EXPENSES                                                 6,378                    5,052
    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     19,265                   14,965
    AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                                                             797                      739

                                                                               --------------           --------------
    INCOME FROM OPERATIONS                                                            5,872                    4,757


    NET INTEREST EXPENSE                                                               (635)                    (838)
    EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                        (2,018)                     427
    NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
          OF CONSOLIDATED SUBSIDIARIES                                                  257                       --

                                                                               --------------           --------------

    INCOME BEFORE PROVISION FOR INCOME TAXES                                          3,476                    4,346

    PROVISION FOR INCOME TAXES                                                          348                    1,328

                                                                               --------------           --------------

    INCOME BEFORE CUMULATIVE EFFECT
        OF ACCOUNTING CHANGES                                                         3,128                    3,018

    CUMULATIVE EFFECT OF ACCOUNTING CHANGES, net of taxes                                --                   (4,160)

                                                                               --------------           --------------
    NET INCOME (LOSS)                                                                $3,128                  ($1,142)
                                                                               ==============           ==============




    NET INCOME (LOSS) PER COMMON AND COMMON  EQUIVALENT SHARE:
        Income Before Cumulative Effect of Accounting Changes                         $0.12                    $0.12
        Cumulative Effect of Accounting Changes                                          --                    (0.17)
                                                                               ==============           ==============
                                                                                      $0.12                   ($0.05)
    SHARES USED IN COMPUTING NET INCOME (LOSS)
        PER COMMON AND COMMON EQUIVALENT SHARE                                   27,154,259               24,742,033
                                                                               ==============           ==============


    NET INCOME (LOSS) PER COMMON SHARE, assuming full dilution:
        Income Before Cumulative Effect of Accounting Changes                         $0.12                    $0.12
        Cumulative Effect of Accounting Changes                                          --                    (0.17)
                                                                               ==============           ==============
                                                                                      $0.12                   ($0.05)
    SHARES USED IN COMPUTING NET INCOME  (LOSS)
        PER COMMON SHARE, assuming full dilution                                 31,050,110               28,861,940
                                                                               ==============           ==============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)



                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                 ---------------------------
                                                                                                    1996             1995
                                                                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     NET INCOME                                                                                    $3,128           $3,017

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
           PROVIDED BY OPERATING ACTIVITIES:
            Depreciation and amortization expense                                                   6,117            4,239
            Equity in (earnings) losses of affiliates                                               2,018              427
            Non-controlling interests in earnings (losses) of affiliates                             (257)              --
            Foreign currency translation adjustment                                                  (393)              --
           CHANGES IN ASSETS AND LIABILITIES:
            (Increase) decrease in contract receivables                                           (10,410)          (6,158)
            (Increase) decrease in components inventory                                              (106)           2,289
            (Increase) decrease in other current assets                                              (526)          (2,389)
            (Increase) decrease in deposits and other assets                                       (1,736)            (292)
            Increase (decrease) in  payables and  accrued expenses                                 (7,901)         (14,465)
            Increase (decrease) in deferred revenue                                                (1,017)             378
            Increase (decrease) in other liabilities                                               (2,975)            (639)
                                                                                                 ----------       ----------
            NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES                                   (14,058)         (13,593)
                                                                                                 ----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                                       (5,643)          (2,527)
         Proceeds from sales of fixed assets                                                           --              125
         Sale of investment securities                                                              8,543            3,061
         Investments in affiliates                                                                 (7,174)          (1,590)
                                                                                                 ----------       ----------
            NET CASH USED IN INVESTING ACTIVITIES                                                  (4,274)            (931)
                                                                                                 ----------       ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                        12,700             (901)
     Principal payments on long-term obligations                                                   (3,452)            (845)
     Net proceeds from issuances of common stock                                                      429              535
     Adjustment to recast pooled companies' year end                                                   --           (1,050)
                                                                                                 ----------       ----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                               9,677           (2,261)
                                                                                                 ----------       ----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (8,655)         (16,785)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     15,317           27,919
                                                                                                 ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $6,662          $11,134
                                                                                                 ==========       ==========





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results expected for the full year.

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

         (2)     Common Stock and Income Per Share

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

         (3)     Income Taxes

         The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

         (4)    Reclassifications

         Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the 1996 condensed consolidated financial statement presentation. The November 1995 acquisition of MacDonald, Dettwiler and Associates Ltd. was recorded using the pooling of interests method of accounting for business combinations and, accordingly, Orbital's 1995 historical financial statements have been restated to reflect this transaction.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

REVENUES. Orbital's revenues for the three-month periods ended March 31, 1996 and 1995 were $104,894,000 and $88,975,000, respectively.

Space-Technology Products

Revenues from the Company's orbital launch vehicle products increased to $14,080,000 in the first quarter of 1996, from $6,657,730 in the first quarter of 1995. The significant increase in revenues in 1996 is attributable primarily to the resumption of production of the Company's Pegasus XL launch vehicle leading up to and following its first successful launch in March 1996. As a result of the resumed production and assuming continued successful launches in 1996, Orbital expects total 1996 orbital launch vehicle revenues to exceed 1995's total revenues of $33,883,000.

Revenues from suborbital and other launch vehicle products decreased to $4,618,000 in the 1996 quarter as compared to $5,719,000 in the 1995 quarter. While suborbital revenues have decreased significantly during the past few years as U.S. Government defense spending has been reduced, the Company expects 1996 revenues to remain approximately consistent with levels achieved in 1995.

For the three months ended March 31, 1996, satellite systems revenues increased to $22,559,000 from $14,519,000 in the 1995 quarter. The increase in satellite system sales is primarily due to additional revenues generated from new satellite orders and to increased sales to ORBCOMM Global L.P. Revenues generated from sales of space sensors and instruments of $3,163,000 during the 1996 quarter decreased slightly from the comparable 1995 quarter sales of $3,485,000, and are expected to remain lower than 1995 levels throughout 1996.

Revenues from electronics systems were approximately $12,970,000 for the three months ended March 31, 1996 as compared to $15,463,000 in the 1995 period. The decrease in revenues is primarily a result of fewer orders received during the 1996 quarter. Orbital expects sales of electronics systems to increase slightly throughout the remainder of 1996.

Revenues from the Company's satellite ground systems and other software products were $23,306,000 in 1996 as compared to $20,634,000 in 1995. The 1996 increase, which reflects work performed on new contract awards, is expected to continue at approximately the same rate throughout 1996.

Satellite-Provided Services

Revenues from sales of navigation and communications products increased to $23,117,000 for the 1996 quarter as compared to $13,886,000 for the 1995 period, primarily due to a substantial increase in unit sales offset, in part, by lower unit prices, for GPS navigators. The Company expects navigation and communications products sales to continue to increase as compared to 1995 levels throughout 1996, although at somewhat lower levels than achieved in the first quarter.

The Company's ORBCOMM and ORBIMAGE start-up businesses generated service revenues of less than $1,000,000 in the 1996 quarter.

GROSS PROFIT. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the first quarter of 1996 was $32,312,000, as compared to $25,516,000 in the 1995 first quarter. Gross profit margin as a percentage of sales for those periods was approximately 30.8% and 28.7%, respectively. The increased gross profit margin as a percentage of sales in 1996 is primarily attributable to the resumption of Pegasus production after launch failures in June, 1994 and June, 1995. The Company believes that its gross profit margin for the remainder of 1996 will remain slightly higher than 1995 levels.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended March 31, 1996 and 1995 were $6,378,000 and $5,052,000, respectively. Research and development expenses in 1996 relate primarily to the development of new or improved navigation and communications products, new or improved launch vehicles and new satellite programs. The Company expects its research and development expenditures for the rest of 1996 to be consistent with the 1995 expenditure rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the first quarters of 1996 and 1995 were $19,265,000 (or 18.4% of revenues) and $4,965,000 (or 16.8% of revenues), respectively. The increase in selling, general and administrative expenses during 1996 as compared to 1995 was primarily attributable to substantially expanded marketing efforts related to the Company's ORBCOMM and ORBIMAGE projects. The Company expects selling, general and administrative expenses as a percentage of revenues during the remainder of 1996 to be in line with the percentage attained during first quarter of 1996.

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense was $635,000 and $838,000 for the three months ended March 31, 1996 and 1995, respectively. Interest income for the periods reflects interest earnings on short-term investments. Interest expense is primarily for outstanding amounts on Orbital's revolving credit facility, on the Company's public debentures, and on secured and unsecured debt. Interest expense has been reduced by capitalized interest of $1,682,000 and $1,188,000 in 1996 and 1995, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses consolidated subsidiaries for the first quarters of 1996 and 1995 were ($1,761,000) and $427,000, respectively. These amounts represent elimination of 50% of the profits on sales to ORBCOMM Global L.P., as well as the Company's pro rata share of ORBCOMM Global L.P.'s and ORBCOMM USA L.P.'s current period earnings and losses.

PROVISION FOR INCOME TAXES. The Company recorded an income tax provision of $348,000 and $1,328,000 for the three-month periods ended March 31, 1996 and 1995, respectively. The Company records its interim income tax provisions based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

At December 31, 1995, Orbital had approximately $100,000,000 and $2,000,000 of net operating loss and tax credit carryforwards, respectively, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.


LIQUIDITY AND CAPITAL RESOURCES

The Company's growth has required substantial capital to fund both an expanding business base and significant research and development and capital investment expenditures. Additionally, the Company has historically made strategic acquisitions of businesses and routinely evaluates potential acquisition candidates. The Company expects to continue to pursue potential acquisitions that it believes would augment its marketing, technical, manufacturing or financial capabilities. The Company has funded these requirements to date, and expects to fund its requirements in the future through cash generated by operations, working capital loan facilities, asset-based financings, joint venture arrangements, and private and public equity and debt offerings.

Cash, cash equivalents and short-term investments were $17,830,000 at March 31, 1996, and the Company had short-term and long-term debt obligations outstanding of approximately $118,145,000. The outstanding debt relates primarily to advances under the Company's lines of credit facilities, secured and unsecured notes, fixed asset financings and the Company's public debentures.

The Company's primary revolving credit facility provides for total borrowings from an international syndicate of six banks of up to $65,000,000, subject to a defined borrowing base comprised of certain contract receivables.
Approximately $6,000,000 of borrowings were outstanding under the facility at March 31, 1996, and the available facility limit was approximately $25,000,000. At March 31, 1996, the average interest rate on outstanding borrowings under this facility was approximately 9%. Borrowings are secured by contract receivables and certain other assets. The facility restricts the payment of dividends and contains certain covenants with respect to the Company's working capital, fixed charge ratio, leverage ratio and tangible net worth, and expires in September 1997. The Company (or its subsidiaries) also maintains two additional, smaller revolving credit facilities, under which approximately $10,000,000 was outstanding at March 31, 1996.

The Company's operations used net cash of approximately $14,058,000 in the first quarter of 1996. The Company also invested approximately $7,174,000 in its ORBCOMM project and incurred $5,643,000 in capital expenditures related primarily to ORBIMAGE satellite remote sensing systems and spacecraft production and test equipment.

Orbital expects to invest up to $15,000,000 in various ORBIMAGE satellite remote sensing projects in 1996. Orbital also intends to invest an additional approximately $5,000,000 in ORBCOMM Global L.P. in 1996, bringing its total investment to $75,000,000. Orbital expects that its 1996 capital needs for its existing operations, including its planned investments in the ORBCOMM and ORBIMAGE projects, will in part be provided by working capital, cash flows from operations, credit facilities, asset-based financings, customer financings and operating lease arrangements. Orbital believes that it is likely to require additional equity and/or debt financing to fully fund its currently planned operations and capital requirements, to meet its potential increased investment in ORBCOMM Global L.P. and to meet its investment requirements for ORBIMAGE projects.

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

         (b)     Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ORBITAL SCIENCES CORPORATION


DATED:  May 8, 1996          By:     /s/ David W. Thompson
                                ---------------------------------------
                                 David W. Thompson, President
                                 and Chief Executive Officer


DATED:  May 8, 1996          By:     /s/ Jeffrey V. Pirone
                                ------------------------------------------------
                                 Jeffrey V. Pirone, Vice President,
                                 Controller, and Principal Financial Officer

                                EXHIBIT INDEX


         The following exhibits are filed as part of this report.

    Exhibit No.                                               Description
    -----------                                               -----------
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