Form 10-Q
period 1996-06-30
ORBITAL SCIENCES CORP /DE/
filed 1996-08-12
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                             For the quarter ended

                                 JUNE 30, 1996


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287


                DELAWARE                               06-1209561
- ----------------------------------------   ------------------------------------
        (State of Incorporation)              (IRS Identification number)


        21700 ATLANTIC BOULEVARD
         DULLES, VIRGINIA 20166                      (703) 406-5000
- ----------------------------------------   ------------------------------------
(Address of principal executive offices)           (Telephone number)



The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

As of July 31, 1996, 26,974,891 shares of the registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                           A S S E T S
                                                                                                      JUNE 30,         DECEMBER 31,
                                                                                                        1996               1995
                                                                                                   ------------       -------------
CURRENT ASSETS:
          Cash and cash equivalents                                                                  $ 14,112            $ 15,317
          Short-term investments, at market                                                            10,113              19,713
          Receivables, net                                                                            129,055             118,358
          Inventories, net                                                                             38,475              38,527
          Deferred income taxes and other assets                                                        5,817               7,330
                                                                                                   ------------       -------------
            TOTAL CURRENT ASSETS                                                                      197,572             199,245

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $59,074 and $53,067, respectively                                 94,839              91,512

SATELLITE SYSTEMS, AT COST, LESS ACCUMULATED
    depreciation of $958 and $547, respectively                                                        19,667              14,363

INVESTMENTS IN AFFILIATES, NET                                                                         82,625              74,063

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $15,203 and $13,697, respectively                                 74,660              75,395

DEFERRED INCOME TAXES AND OTHER ASSETS                                                                 11,408              12,330

                                                                                                   ------------       -------------
                      TOTAL ASSETS                                                                   $480,771            $466,908
                                                                                                   ============       =============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                                  $ 42,513            $ 11,907
          Accounts payable                                                                             18,548              25,808
          Accrued expenses                                                                             27,198              29,922
          Payable to subcontractors                                                                     5,592              11,552
          Deferred revenue                                                                             31,440              32,503
                                                                                                   ------------       -------------
               TOTAL CURRENT LIABILITIES                                                              125,291             111,692

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                          92,351              96,990

OTHER LIABILITIES                                                                                      17,465              19,740
                                                                                                   ------------       -------------
                      TOTAL LIABILITIES                                                               235,107             228,422

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                             (875)               (422)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
               Series A Special Voting Preferred Stock, 1 share authorized and outstanding                 --                  --
               Class B Preferred Stock, 10,000 shares authorized and outstanding                          --                  --
          Common Stock, par value $.01; 40,000,000 shares authorized,
               26,926,758 and 26,766,029 shares outstanding,
               after deducting 15,735 shares held in treasury                                             269                 268
          Additional paid-in capital                                                                  248,738             247,580
          Unrealized gains (losses) on short-term investments                                             (12)                 68
          Cumulative translation adjustment                                                            (3,771)             (3,356)
          Retained earnings (deficit)                                                                   1,315              (5,652)
                                                                                                   ------------       -------------
               TOTAL STOCKHOLDERS' EQUITY                                                             246,539             238,908
                                                                                                   ------------       -------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $480,771            $466,908
                                                                                                   ============       =============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                              THREE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                        ---------------------------------
                                                                                           1996                 1995
                                                                                        --------------    ---------------
REVENUES                                                                                $     116,512      $       81,766

COSTS OF GOODS SOLD                                                                            83,624              61,036

                                                                                        --------------     ---------------
GROSS PROFIT                                                                                   32,888              20,730

RESEARCH AND DEVELOPMENT EXPENSES                                                               4,953               5,282
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                   19,829              15,432
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
     NET ASSETS ACQUIRED                                                                       782                 819

                                                                                        --------------     ---------------
INCOME (LOSS) FROM OPERATIONS                                                                   7,324                (803)


NET INTEREST EXPENSE                                                                             (814)             (1,181)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                                      (2,586)                (65)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
     OF CONSOLIDATED SUBSIDIARIES                                                                 341                   -

                                                                                        --------------     ---------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                       4,265              (2,049)

PROVISION (BENEFIT) FOR INCOME TAXES                                                              426                (423)

                                                                                        --------------     ---------------
NET INCOME (LOSS)                                                                       $       3,839      $       (1,626)
                                                                                        ==============     ===============



NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE                                $        0.14              ($0.07)


SHARES USED IN COMPUTING NET INCOME (LOSS)
     PER COMMON AND COMMON EQUIVALENT SHARE                                            27,378,722          25,307,950
                                                                                        ==============     ===============



NET INCOME (LOSS) PER COMMON SHARE, ASSUMING FULL DILUTION                              $        0.14              ($0.07)


SHARES USED IN COMPUTING NET INCOME (LOSS)
     PER COMMON SHARE, ASSUMING FULL DILUTION                                          31,303,789          29,203,602
                                                                                        ==============     ===============





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       -------------------------------
                                                                                           1996                1995
                                                                                       ------------        -----------
REVENUES                                                                               $  221,406          $  170,741

COSTS OF GOODS SOLD                                                                       156,206             124,498
                                                                                       ------------        -----------
GROSS PROFIT                                                                               65,200              46,243

RESEARCH AND DEVELOPMENT EXPENSES                                                          11,331              10,334
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                               39,094              30,397
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
     NET ASSETS ACQUIRED                                                                     1,579               1,558
                                                                                       ------------        -----------
INCOME FROM OPERATIONS                                                                     13,196               3,954


NET INTEREST EXPENSE                                                                       (1,449)             (2,019)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                                  (4,604)                362
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
     OF CONSOLIDATED SUBSIDIARIES                                                             598                  --
                                                                                       ------------        -----------



INCOME BEFORE PROVISION FOR INCOME TAXES
     AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                            7,741               2,297

PROVISION FOR INCOME TAXES                                                                    774                 905
                                                                                       ------------        -----------

INCOME BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGES                                                                   6,967               1,392

CUMULATIVE EFFECT OF ACCOUNTING CHANGES, net of taxes                                          --              (4,160)
                                                                                       ------------        -----------
NET INCOME (LOSS)                                                                      $    6,967          $   (2,768)
                                                                                       ============        ===========



NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
    Income Before Cumulative Effect of Accounting Changes                              $     0.26          $     0.06
    Cumulative Effect of Accounting Changes                                                    --               (0.17)
                                                                                       ------------        -----------
                                                                                            $0.26              ($0.11)
                                                                                       ============        ===========

SHARES USED IN COMPUTING NET INCOME (LOSS)
    PER COMMON AND COMMON EQUIVALENT SHARE                                             27,270,385          25,041,485
                                                                                       ============        ===========


NET INCOME (LOSS) PER COMMON SHARE, assuming full dilution:
    Income Before Cumulative Effect of Accounting Changes                              $     0.26          $     0.06
    Cumulative Effect of Accounting Changes                                                    --               (0.17)
                                                                                       ------------        -----------
                                                                                            $0.26              ($0.11)
                                                                                       ============        ===========

SHARES USED IN COMPUTING NET INCOME (LOSS)
    PER COMMON SHARE, assuming full dilution                                           31,260,083          28,950,575
                                                                                       ============        ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)


                                                                                                         FOR THE SIX MONTHS ENDED
                                                                                                                   JUNE 30,
                                                                                                         -------------------------
                                                                                                            1996            1995
                                                                                                         ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                                                   $  6,967       $  (2,768)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
           PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                Depreciation and amortization expense                                                      11,627          10,370
                Equity in (earnings) losses of affiliates                                                   4,604             362
                Non-controlling interests in earnings (losses) of consolidated subsidiaries                  (598)             --
                Gain (loss) on sale of fixed assets and investments                                           (17)             --
                Cumulative effect of accounting change                                                         --           4,160
                Foreign currency translation adjustment                                                      (415)            994
          CHANGES IN ASSETS AND LIABILITIES:
                (Increase) decrease in receivables                                                        (10,697)         16,237
                (Increase) decrease in inventories                                                            (55)         (2,470)
                (Increase) decrease in other current assets                                                 1,513          (2,655)
                (Increase) decrease in other non-current assets                                               323           1,645
                Increase (decrease) in payables and accrued expenses                                      p(16,444)        (24,192)
                Increase (decrease) in deferred revenue                                                    (1,449)         (2,932)
                Increase (decrease) in other liabilities                                                   (2,275)         (1,378)
                                                                                                         ----------     ----------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (6,916)         (2,627)
                                                                                                         ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                                              (12,923)         (6,918)
        Investments in satellite systems                                                                   (5,715)         (3,357)
        Proceeds from sales of fixed assets                                                                    --             125
        Purchases of investment securities                                                                 (6,222)        (13,083)
        Sales of investment securities                                                                      9,576           4,310
        Maturities of investment securities                                                                 6,215              --
        Investments in affiliates                                                                         (12,346)         (9,689)
                                                                                                         ----------     ----------
                NET CASH USED IN INVESTING ACTIVITIES                                                     (21,415)        (28,612)
                                                                                                         ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                                30,200         (16,435)
     Principal payments on long-term obligations                                                           (4,114)         (2,933)
     Proceeds from issuance of long-term obligations                                                           --          21,143
     Net proceeds from issuances of common stock                                                            1,040          33,246
     Adjustment to recast pooled company's year end                                                            --          (1,050)
                                                                                                         ----------     ----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  27,126          33,971
                                                                                                         ----------     ----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (1,205)          2,732


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             15,317          27,919
                                                                                                         ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                 $ 14,112       $  30,651
                                                                                                         ==========     ==========





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the three- and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of fiscal year performance.

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

         (2)     Common Stock and Income Per Share

         Income per common and common equivalent share is calculated using the weighted average number of common and common equivalent shares, to the extent dilutive, outstanding during the periods. Income per common share assuming full dilution is calculated using the weighted average number of common and common equivalent shares outstanding during the periods plus the effects of an assumed conversion of the Company's 6 3/4% convertible subordinated debentures (the "Convertible Debentures"), after giving effect to all net income adjustments that would result from the assumed conversion. Any reduction of less than three percent in the aggregate has not been considered dilutive in the calculation and presentation of income per common share assuming full dilution.

         (3)     Income Taxes

         The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

         (4)     Stockholders' Equity and Common Stock

         On July 25, 1996, the Company called all its outstanding Convertible Debentures for redemption on August 14, 1996. Pursuant to the terms of the indenture governing the Convertible Debentures, the holders of the Convertible Debentures may redeem their Debentures for a cash payment of (i) $1,000 in principal, plus (ii) a premium of $47.25, plus (iii) $30.56 of interest accrued from March 1, 1996 to the date of redemption for each $1,000 principal amount of Convertible Debentures. Alternatively, at their option, the holders may convert their Convertible Debentures into Orbital Common Stock at a price of $14.375 per share, or approximately 69.565 shares for each $1,000 principal amount of Convertible Debentures.

         The Company has entered into a standby underwriting agreement with an investment bank whereby the investment bank has agreed, subject to certain customary conditions, to purchase from the Company shares of its Common Stock to provide proceeds to the Company to satisfy any redemption by the holders of the Convertible Debentures.

         In June 1996, Magellan Corporation ("Magellan"), a wholly owned subsidiary of the Company, adopted its 1996 Stock Option Plan (the "Magellan Plan"), pursuant to which options to purchase up to 12.3% of Magellan's common stock (on a fully diluted basis) may be granted to Magellan and Orbital employees. In July 1996, options were granted for approximately six million shares of Magellan common stock under the Magellan Plan.

         (5)     Investments in Affiliates

         On August 7, 1996, ORBCOMM Global, L.P. ("ORBCOMM Global") completed a private financing involving the issuance and sale of $170,000,000 Senior Notes (the "Notes") to certain institutional investors. Net proceeds from the sale of the Notes (approximately $164,500,000) will be applied to (i) the design, construction, launch, operation and marketing of ORBCOMM Global's satellite-based, two-way data communications network (the "ORBCOMM System") and related development, operating and management expenses (including cost contingencies) and
         (ii) the first two years of fixed interest on the Notes. The obligations of ORBCOMM Global under the Notes are nonrecourse to the Company.

         The Notes have a term of eight years and generally may not be redeemed prior to August 15, 2001. The Notes bear interest at the fixed rate of 14% per annum. In addition, the Notes provide for revenue participation interest in an aggregate amount of 5% of the ORBCOMM System revenues, payment of which may be deferred by ORBCOMM Global to the extent that certain fixed charge ratios are not met. The obligations under the Notes are guaranteed, jointly and severally, by the Company's majority-owned subsidiary, Orbital Communications Corporation ("OCC"), Teleglobe Mobile Partners ("Teleglobe"), ORBCOMM USA, L.P. and ORBCOMM International, L.P. Such guarantees are also nonrecourse to the Company. Upon closing of the financing, OCC and Teleglobe contributed the balance of their capital commitments in ORBCOMM Global for an aggregate equity investment of approximately $160 million. The Company and Teleglobe have agreed to commit additional capital in an amount up to $15 million each in the event of certain limited contingencies in the future.

         (6)     Debt

         The Company maintains several short-term borrowing arrangements to meet working capital requirements. During the quarter ended June 30, 1996, the Company modified two of these agreements to provide for additional borrowing capacity. Orbital's demand line of credit was increased from $7 million to $25 million and remains unsecured. Magellan's existing line of credit was increased from approximately $5 million to $10 million and remains collateralized by all of Magellan's assets.

         Orbital's $20 million unsecured loan agreement with The Northwestern Mutual Life Insurance Company was amended as of July 31, 1996 to waive non-compliance with a financial ratio requirement, as well as to amend certain financial covenants and to permit the completion of the ORBCOMM System financing (see Note (4) above). In connection with this amendment, the interest rate on the note was increased from 10 1/2% to 11 1/2% effective July 1, 1996.

         (7)     Reclassifications

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Certain statements included in this discussion constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, factors such as general economic and business conditions, product performance, market acceptance of products and technologies, and dependence upon long-term contracts with commercial and government customers impact the Company's revenues, expenses and gross profit from period to period. (Refer to Exhibit 99 filed herewith for further discussion of some of these factors.)

The Company's products and services are grouped into three business sectors:
Space Infrastructure Systems, Satellite Access Products, and Satellite-Provided Services. Space Infrastructure includes Launch Systems, Satellites and Space Systems, Electronics and Sensor Systems, and Ground Systems and Software. The Company's Satellite Access Products sector consists of satellite-based navigation and communications products. The Company's Satellite-Provided Services sector includes satellite-based, two-way mobile data communications services and Earth imagery remote sensing services.

REVENUES. Orbital's revenues for the three-month periods ended June 30, 1996 and 1995 were $116,512,000 and $81,766,000, respectively. Revenues for the six-month periods ended June 30, 1996 and 1995 were $221,406,000 and $170,741,000, respectively.

Space Infrastructure Systems

Revenues from the Company's space infrastructure systems totaled $97,500,000 and $66,385,000 for the three months ended June 30, 1996 and 1995, respectively, and $179,161,000 and $138,497,000 for the six months ended June 30, 1996 and 1995, respectively. Revenues from the Company's launch systems increased to $27,554,000 in the second quarter of 1996, from $17,321,000 in the second quarter of 1995. Launch systems revenues were $46,871,000 for the six months ended June 30, 1996 as compared to $32,182,000 for the comparable 1995 period. The significant increase in revenues in 1996 is attributable primarily to the resumption of production and launch of the Company's Pegasus XL launch vehicle. Orbital has successfully completed all three of its Pegasus launches to date in 1996, consisting of two Pegasus XL launches and one standard Pegasus launch. Additionally, revenues generated from the Company's Taurus launch vehicle also increased as a result of work performed on two orders received subsequent to June 30, 1995. As a result, Orbital expects total 1996 launch systems revenues to continue to exceed 1995's total revenues on a quarterly basis.

For the three months ended June 30, 1996, satellite systems revenues increased to $27,982,000 from $14,382,000 in the 1995 quarter. Satellite systems revenues were $50,541,000 for the six months ended June 30, 1996 as compared to $28,901,000 for the comparable 1995 period. The increase in satellite systems sales is primarily due to additional revenues generated from new satellite orders from government and commercial customers, including 1996 sales to ORBCOMM Global, L.P. ("ORBCOMM Global") of $22,835,000 as compared to 1995 sales of $3,395,000.

Revenues from electronics and sensors systems were approximately $21,370,000 for the three months ended June 30, 1996 as compared to $17,505,000 for the comparable 1995 period. Electronics and sensors systems revenues were $37,849,000 for the six months ended June 30, 1996 as compared to $37,603,000 for the comparable 1995 period. The increase in revenues in the second quarter is primarily a result of work performed on defense electronics and transportation management systems orders received during 1996. Orbital expects sales of electronics and sensors systems to continue to increase as compared to 1995 levels throughout the remainder of 1996.

Revenues from the Company's satellite ground systems and other software products were $20,593,000 in the second quarter of 1996 as compared to $17,177,000 for the comparable 1995 period. Satellite ground systems revenues were $43,899,000 for the six months ended June 30, 1996 as compared to $37,811,000 for the comparable 1995 period. The 1996 increase in revenues reflects work performed on new contract awards and is expected to continue at approximately the same rate throughout 1996.

Satellite Access Products

Revenues from sales of navigation and communications products increased to $18,688,000 for the second quarter of 1996 as compared to $12,457,000 for the comparable 1995 period, primarily due to a substantial increase in unit sales offset, in part, by lower unit prices, for GPS navigators. Satellite access product revenues were $41,456,000 for the six months ended June 30, 1996 as compared to $25,193,000 for the comparable 1995 period. The Company expects navigation and communications products sales to continue to increase as compared to 1995 levels throughout 1996, although at somewhat lower levels than achieved during the first six months of 1996.

Satellite-Provided Services

The Company's satellite-based services include communications and information services. In 1993, the Company's majority-owned subsidiary, Orbital Communications Corporation ("OCC") and Teleglobe Mobile Partners ("Teleglobe"), formed ORBCOMM Global for the design, development, construction, integration, testing and operation of a satellite-based, two-way data communications network (the "ORBCOMM System"). OCC and

Teleglobe each hold a 50% interest in ORBCOMM Global. Orbital's subsidiary Orbital Imaging Corporation ("ORBIMAGE") is seeking to develop and market a broad range of satellite remote sensing-based information services.

The Company's ORBCOMM and ORBIMAGE start-up businesses generated service revenues of approximately $325,000 in the 1996 second quarter, and $790,000 for the six months ended June 30, 1996. Satellite-provided services revenues in 1995 represented sales of ground and network software to ORBCOMM Global of approximately $2,924,000 and $7,050,000 for the three- and six-month periods ended June 30, 1995, respectively; no such sales were made in 1996.

GROSS PROFIT. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the second quarter of 1996 was $32,888,000, as compared to $20,730,000 for the comparable 1995 period. Gross profit margin as a percentage of sales for those periods was approximately 28.2% and 25.4%, respectively. The Company's gross profit for the first half of 1996 was $65,200,000, as compared to $46,243,000 for the first half of 1995. Gross profit margin as a percentage of sales for those periods was approximately 29.4% and 27.1%, respectively. The increased gross profit margin as a percentage of sales in 1996 is primarily attributable to the resumption of Pegasus production after launch failures in June 1994 and June 1995. The Company expects that its gross profit margin for the remainder of 1996 will be slightly higher than 1995 levels.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended June 30, 1996 and 1995 were $4,953,000 and $5,282,000, respectively. Research and development expenses during the six-month periods ended June 30, 1996 and 1995 were $11,331,000 and $10,334,000, respectively. Research and development expenses in 1996 relate primarily to the development of new or improved navigation and communications products, improved launch vehicles and new satellite programs. The Company expects its research and development expenditures for the rest of 1996 to be lower than 1995 expenditures both as a percentage of revenues and in absolute dollar terms.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the second quarters of 1996 and 1995 were $19,829,000 (or 17.0% of revenues) and $15,432,000 (or 18.9% of revenues), respectively. Selling, general and administrative expenses for the first halves of 1996 and 1995 were $39,094,000 (or 17.7% of revenues) and $30,397,000
(or 17.8% of revenues), respectively. The increase in selling, general and administrative expenses during 1996 as compared to 1995 is primarily attributable to substantially expanded marketing efforts related to the Company's ORBCOMM System and ORBIMAGE projects. The Company expects selling, general and administrative expenses as a percentage of revenues during the remainder of 1996 to be generally consistent with the percentage attained during the first half of 1996.

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense was $814,000 and $1,181,000 for the three months ended June 30, 1996 and 1995, respectively.
Net interest expense was $1,449,000 and $2,019,000 for the six months ended June 30, 1996 and 1995, respectively. Interest income for the periods reflects interest earnings on short-term investments. Interest expense is primarily for outstanding amounts on Orbital's revolving credit facility, on the Company's Convertible Debentures and on secured and unsecured debt. Interest expense has been reduced by capitalized interest of $1,682,000 and $1,188,000 in 1996 and 1995, respectively. The Company expects interest expense in the second half of 1996 to be less than that in the first half as a result of the expected conversion of the Convertible Debentures (see Liquidity and Capital Resources).

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the second quarters of 1996 and 1995 were ($2,245,000) and ($65,000), respectively. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the six-month periods ended June 30, 1996 and 1995 were ($4,006,000) and $362,000, respectively. These amounts primarily represent (i) elimination of 50% of the profits on sales to ORBCOMM Global, (ii) the Company's pro rata share of ORBCOMM Global's and ORBCOMM International Partners L.P.'s ("ORBCOMM International") current period earnings and losses and (iii) non-controlling shareholders' pro rata share of ORBCOMM USA L.P.'s ("ORBCOMM USA") current period earnings and losses. ORBCOMM International and ORBCOMM USA are marketing partnerships for the ORBCOMM System.

PROVISION FOR INCOME TAXES. The Company recorded an income tax provision of $426,000 and $774,000 for the three- and six-month periods ended June 30, 1996. The Company recorded an income tax benefit of $423,000 for the three-month period ended June 30, 1995 and an income tax provision of $905,000 for the six-month period ended June 30, 1995. The Company records its interim income tax provisions based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

At December 31, 1995, Orbital had approximately $100,000,000 and $2,000,000 of net operating loss and tax credit carryforwards, respectively, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's growth has required substantial capital to fund both an expanding business base and significant research and development and capital expenditures. Additionally, the Company has historically made strategic acquisitions of businesses and routinely evaluates potential acquisition candidates. The Company expects to continue to pursue potential acquisitions that it believes would augment its marketing, technical, manufacturing or financial capabilities. The Company has funded these requirements to date, and expects to fund its requirements in the future, through cash generated by operations, working capital loan facilities, asset-based financings, joint venture arrangements, and private and public equity and debt offerings.

Cash, cash equivalents and short-term investments were $24,225,000 at June 30, 1996, and the Company had short-term and long-term debt obligations outstanding of approximately $134,864,000. The outstanding debt relates primarily to advances under the Company's lines of credit facilities, secured and unsecured notes, fixed asset financings and the Convertible Debentures.

On July 25, 1996, the Company called all its outstanding 6 3/4% convertible subordinated debentures (the "Convertible Debentures") for redemption on August 14, 1996. Pursuant to the terms of the indenture governing the Convertible Debentures, the holders of the Convertible Debentures may redeem their Debentures for a cash payment of (i) $1,000 in principal, plus (ii) a premium of $47.25, plus (iii) $30.56 of interest accrued from March 1, 1996 to the date of redemption for each $1,000 principal amount of Convertible Debentures. Alternatively, at their option, the holders may convert their Convertible Debentures into Orbital Common Stock at a price of $14.375 per share, or approximately 69.565 shares for each $1,000 principal amount of Convertible Debentures. The Company has entered into a standby underwriting agreement with an investment bank whereby the investment bank has agreed, subject to customary conditions, to purchase from the Company shares of its Common Stock to provide proceeds to the Company to satisfy any redemption by the holders of the Convertible Debentures.

Orbital's $20 million unsecured loan agreement with The Northwestern Mutual Life Insurance Company was amended as of July 31, 1996 to waive non-compliance with a financial ratio requirement, as well as to amend certain financial covenants and to permit the completion of the ORBCOMM System financing. In connection with this amendment, the interest rate on the note was increaseed from 10 1/2% to 11 1/2% effective July 1, 1996.

The Company's primary revolving credit facility provides for total borrowings from an international syndicate of six banks of up to $65,000,000, subject to a defined borrowing base comprised of certain contract receivables.
Approximately $21,000,000 of borrowings were outstanding under the facility at June 30, 1996, and the available facility limit was approximately $25,000,000. At June 30, 1996, the average interest rate on outstanding borrowings under this facility was approximately 9%. Borrowings are secured by contract receivables and certain other assets. The facility restricts the payment of dividends and contains certain covenants with respect to the Company's working capital, fixed charge ratio, leverage ratio and tangible net worth, and expires in September 1997. The Company (or its subsidiaries) also maintains two additional, smaller revolving credit facilities, under which approximately $14,200,000 was outstanding at June 30, 1996. During the quarter ended June 30, 1996, the Company modified the two additional agreements to increase borrowing capacity from approximately $12,000,000 to approximately $35,000,000.

As anticipated, the Company's operations used net cash of approximately $6,916,000 in the first half of 1996. The Company also invested approximately $12,346,000 in ORBCOMM Global, incurred $5,715,000 in capital expenditures related to ORBIMAGE satellite remote sensing systems, and incurred approximately $12,923,000 in capital expenditures for various spacecraft production and test equipment.

On August 7, 1996, ORBCOMM Global completed a private financing involving the issuance and sale of $170,000,000 Senior Notes (the "Notes") to certain institutional investors. Net proceeds from the sale of the Notes (approximately $164,500,000) will be applied to (i) the design, construction, launch, operation and marketing of the ORBCOMM System and related development, operating and management expenses (including cost contingencies) and (ii) the first two years of fixed interest on the Notes. The obligations of ORBCOMM Global under the Notes are nonrecourse to the Company.

The Notes have a term of eight years and generally may not be redeemed prior to August 15, 2001. The Notes bear interest at the fixed rate of 14% per annum. In addition, the Notes provide for revenue participation interest in an aggregate amount of 5% of the ORBCOMM System revenues, payment of which may be deferred by ORBCOMM Global to the extent that certain fixed charge ratios are not met. The obligations under the Notes are guaranteed, jointly and severally, by OCC, Teleglobe, ORBCOMM USA and ORBCOMM International. Such guarantees also are nonrecourse to the Company. Upon closing of the financing, OCC and Teleglobe contributed the balance of their capital commitments in ORBCOMM Global for an aggregate equity investment of approximately $160 million. The Company and Teleglobe have agreed to commit additional capital in an amount up to $15 million each in the event of certain limited contingencies in the future.

Orbital expects to invest up to $15,000,000 in various ORBIMAGE satellite remote sensing projects for all of 1996. Orbital expects that its capital needs for the second half of 1996, including its planned investment in its ORBIMAGE projects, will in part be provided by working capital, cash flows from operations, credit facilities, asset-based financings, customer financings and operating lease arrangements. Orbital believes that it is likely to require additional equity and/or debt financing to fully fund its currently planned operations and capital requirements in 1997.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

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

                                    ORBITAL SCIENCES CORPORATION


DATED:  August 12, 1996             By:     /s/ David W. Thompson
                                       ----------------------------------------
                                       David W. Thompson, President
                                       and Chief Executive Officer


DATED:  August 12, 1996             By:     /s/ Jeffrey V. Pirone
                                       ----------------------------------------
                                       Jeffrey V. Pirone, Senior Vice President
                                       and Principal Financial Officer

                                 EXHIBIT INDEX


         The following exhibits are filed as part of this report.

      Exhibit No.                                         Description
      -----------                                         -----------

          10.1          Amendment No. 5 to Credit Agreement among Orbital Sciences Corporation,
                        Orbital Imaging Corporation, Fairchild Space and Defense Corporation, the
                        Banks (listed on the signature pages), Morgan Guaranty Trust Company of New
                        York and J.P. Morgan Delaware, dated July 19, 1996 (transmitted herewith).


          10.2          Third Amendment to Note Agreement between Orbital Sciences Corporation and The
                        Northwestern Mutual Life Insurance Company, dated July 31, 1996 (transmitted herewith).


          10.3          Magellan Corporation 1996 Stock Option Plan (transmitted herewith).


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


           99           Important Factors Regarding Forward-Looking Statements (transmitted herewith).