Form 10-Q
period 1996-09-30
ORBITAL SCIENCES CORP /DE/
filed 1996-11-14
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                             For the quarter ended

                               SEPTEMBER 30, 1996


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287


                DELAWARE                                                    06-1209561
---------------------------------------------                 -----------------------------------------
        (State of Incorporation)                                    (IRS Identification number)

        21700 ATLANTIC BOULEVARD
         DULLES, VIRGINIA 20166                                           (703) 406-5000
---------------------------------------------                 -----------------------------------------
(Address of principal executive offices)                                (Telephone number)



The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

As of October 31, 1996, 30,817,649 shares of the registrant's common stock were outstanding.

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited; in thousands, except share data)

                                          A S S E T S
                                          -----------
                                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                                    1996                1995
                                                                                               --------------      --------------
CURRENT ASSETS:
          Cash and cash equivalents                                                                  $5,251             $15,317
          Short-term investments, at market                                                          10,334              19,713
          Receivables, net                                                                          137,485             118,358
          Inventories, net                                                                           33,653              38,527
          Deferred income taxes and other assets                                                      7,835               7,330
                                                                                                  ---------           ---------
            TOTAL CURRENT ASSETS                                                                    194,558             199,245

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $64,067 and $53,067, respectively                              100,194              91,512

SATELLITE SYSTEMS, AT COST, LESS ACCUMULATED
    depreciation of $1,163 and $547, respectively                                                    21,904              14,363

INVESTMENTS IN AFFILIATES, NET                                                                       87,691              74,063

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $15,995 and $13,695, respectively                               73,864              75,395

DEFERRED INCOME TAXES AND OTHER ASSETS                                                                9,786              12,330

                                                                                                  ---------           ---------
                      TOTAL ASSETS                                                                 $487,997            $466,908
                                                                                                  =========           =========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                                 $50,431             $11,907
          Accounts payable                                                                           18,543              25,808
          Accrued expenses                                                                           27,213              29,922
          Payable to subcontractors                                                                   5,775              11,552
          Deferred revenue                                                                           30,543              32,503
                                                                                                  ---------           ---------
               TOTAL CURRENT LIABILITIES                                                            132,505             111,692

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                        34,460              96,990

OTHER LIABILITIES                                                                                    17,655              19,740
                                                                                                  ---------           ---------
                      TOTAL LIABILITIES                                                             184,620             228,422

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                         (1,271)               (422)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
               Series A Special Voting Preferred Stock, 1 share authorized and outstanding                -                   -
               Class B Preferred Stock,  10,000 shares authorized and outstanding                         -                   -
          Common Stock, par value $.01; 40,000,000 shares authorized,
              30,869,028 and 26,766,029 shares outstanding,
               after deducting 15,735 shares held in treasury                                           309                 268
          Additional paid-in capital                                                                302,667             247,580
          Unrealized gains (losses) on short-term investments                                           (27)                 68
          Cumulative translation adjustment                                                          (4,072)             (3,356)
          Retained earnings (deficit)                                                                 5,771              (5,652)
                                                                                                  ---------           ---------
               Total stockholders' equity                                                           304,648             238,908
                                                                                                  ---------           ---------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $487,997            $466,908
                                                                                                  =========           =========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited; in thousands, except share data)



                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                     ----------------------------------
                                                                         1996                   1995
                                                                     -----------           ------------
REVENUES                                                               $119,571                $95,817

COSTS OF GOODS SOLD                                                      87,696                 70,741

                                                                     -----------           ------------
GROSS PROFIT                                                             31,875                 25,076

RESEARCH AND DEVELOPMENT EXPENSES                                         3,918                  4,087
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             20,039                 16,255
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                                                 794                    871

                                                                     -----------           ------------
INCOME FROM OPERATIONS                                                    7,124                  3,863


NET INTEREST EXPENSE                                                        (26)                  (987)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                (2,543)                  (596)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
     OF CONSOLIDATED SUBSIDIARIES                                           396                      -

                                                                     -----------           ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                  4,951                  2,280

PROVISION FOR INCOME TAXES                                                  495                    523

                                                                     -----------           ------------
NET INCOME                                                               $4,456                 $1,757
                                                                     ===========           ============



NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                         $0.15                  $0.06


SHARES USED IN COMPUTING NET INCOME
         PER COMMON AND COMMON EQUIVALENT SHARE                      29,803,856             27,073,286
                                                                     ===========           ============



NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION                       $0.15                  $0.06


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING FULL DILUTION                    31,663,151             30,968,822
                                                                     ===========           ============





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited; in thousands, except share data)


                                                                                  FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                ----------------------------------
                                                                                  1996                   1995
                                                                                -----------          -------------
REVENUES                                                                          $340,977               $266,558

COSTS OF GOODS SOLD                                                                243,902                195,239

                                                                                -----------          -------------
GROSS PROFIT                                                                        97,075                 71,319

RESEARCH AND DEVELOPMENT EXPENSES                                                   15,249                 14,421
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        59,133                 46,652
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                                              2,373                  2,429

                                                                                -----------          -------------
INCOME FROM OPERATIONS                                                              20,320                  7,817


NET INTEREST EXPENSE                                                                (1,475)                (3,006)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                           (7,147)                  (234)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
     OF CONSOLIDATED SUBSIDIARIES                                                      994                      -

                                                                                -----------          -------------

INCOME BEFORE PROVISION FOR INCOME TAXES
     AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                    12,692                  4,577

PROVISION FOR INCOME TAXES                                                           1,269                  1,428

                                                                                -----------          -------------
INCOME BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGES                                                           11,423                  3,149

CUMULATIVE EFFECT OF ACCOUNTING CHANGES, net of taxes                                   --                 (4,160)

                                                                                -----------          -------------
NET INCOME (LOSS)                                                                  $11,423                ($1,011)
                                                                                ===========          =============



NET INCOME (LOSS) PER COMMON AND COMMON  EQUIVALENT SHARE:
    Income Before Cumulative Effect of Accounting Changes                            $0.41                  $0.12
    Cumulative Effect of Accounting Changes                                             --                  (0.16)
                                                                                -----------          -------------
                                                                                     $0.41                 ($0.04)
                                                                                ===========          =============

SHARES USED IN COMPUTING NET INCOME (LOSS)
    PER COMMON AND COMMON EQUIVALENT SHARE                                      28,176,215             25,727,761
                                                                                ===========          =============


NET INCOME (LOSS) PER COMMON SHARE, assuming full dilution:
    Income Before Cumulative Effect of Accounting Changes                            $0.41                  $0.12
    Cumulative Effect of Accounting Changes                                             --                  (0.16)
                                                                                -----------          -------------
                                                                                     $0.41                 ($0.04)
                                                                                ===========          =============

SHARES USED IN COMPUTING NET INCOME  (LOSS)
    PER COMMON SHARE, assuming full dilution                                    31,575,334             29,623,531
                                                                                ===========          =============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited; in thousands)


                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                   -----------------------------
                                                                                                      1996               1995
                                                                                                   ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                                               $11,423            ($1,011)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES:
                Depreciation and amortization expense                                                 17,828             14,782
                Equity in (earnings) losses of affiliates                                              7,147                234
                Non-controlling interests in earnings (losses) of consolidated subsidiaries             (994)                --
                Gain (loss) on sale of fixed assets and investments                                      (17)                --
                Cumulative effect of accounting change                                                    --              4,160
                Foreign currency translation adjustment                                                 (716)              (491)
        CHANGES IN ASSETS AND LIABILITIES:
         (Increase) decrease in receivables                                                          (19,127)            18,901
         (Increase) decrease in inventories                                                            4,767                (50)
         (Increase) decrease in other current assets                                                    (505)            (5,515)
         (Increase) decrease in other non-current assets                                               2,907             (5,694)
         Increase (decrease) in  payables and  accrued expenses                                      (17,225)           (20,484)
         Increase (decrease) in deferred revenue                                                      (2,422)             9,663
         Increase (decrease) in other liabilities                                                     (2,085)             4,638
                                                                                                   ----------       ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       981             19,133
                                                                                                   ----------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                                         (22,844)           (11,880)
        Investments in satellite systems                                                              (8,704)            (6,118)
        Proceeds from sales of fixed assets                                                               --                125
        Purchases of investment securities                                                            (9,163)           (24,199)
        Sales of investment securities                                                                 9,576              4,310
        Maturities of investment securities                                                            8,920                 --
        Investments in affiliates                                                                    (19,662)           (11,853)
                                                                                                   ----------       ------------
         NET CASH USED IN INVESTING ACTIVITIES                                                       (41,877)           (49,615)
                                                                                                   ----------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                           38,200            (22,649)
     Principal payments on long-term obligations                                                      (6,206)            (3,917)
     Proceeds from issuance of long-term obligations                                                      --             20,955
     Fees associated with conversion of debentures                                                    (2,571)                --
     Net proceeds from issuances of common stock                                                       1,406             34,401
     Adjustment to recast pooled company's year end                                                       --             (1,050)
                                                                                                   ----------       ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    30,829             27,740
                                                                                                   ----------       ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (10,067)            (2,742)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        15,317             27,919
                                                                                                   ----------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                              $5,250            $25,177
                                                                                                   ==========       ============





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the three- and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results expected for the full year.

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

         (2)     Common Stock and Income Per Share

         Income per common and common equivalent share is calculated using the weighted average number of common and common equivalent shares, to the extent dilutive, outstanding during the periods. Income per common share assuming full dilution ("fully-diluted earnings per share") is calculated using the weighted average number of common and common equivalent shares outstanding during the periods plus the effects of an assumed conversion of the Company's 6 3/4% convertible subordinated debentures (the "Convertible Debentures"), after giving effect to all net income adjustments that would result from the assumed conversion. The Convertible Debentures were converted to Orbital Common Stock on August 14, 1996 (see Note 4). Accordingly, the effects of an assumed conversion on fully diluted earnings per share are included only through August 14, 1996. Any reduction of less than three percent in the aggregate has not been considered dilutive in the calculation and presentation of income per common share assuming full dilution.

         (3)     Income Taxes

         The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

         (4)     Stockholders' Equity and Common Stock

         On August 14, 1996, the Company completed the redemption of the entire $55,880,000 outstanding principal amount of Convertible Debentures. Pursuant to the terms of the indenture governing the Convertible Debentures, the holders of the Convertible Debentures had the option of (a) redeeming their holdings for cash payments of (i) $1,000 in principal, plus (ii) $47.25 in redemption premium, plus (iii) $30.56 of accrued interest to the date of redemption, or (b) choosing to convert their holdings into Orbital Common Stock at a predetermined conversion rate of 69.565 shares per each $1,000 principal amount of Convertible Debentures.

         The Company entered into a standby underwriting agreement with an investment bank whereby the investment bank agreed, subject to customary conditions, to purchase from the Company shares of its Common Stock in an amount sufficient to provide proceeds to the Company to satisfy any redemption by the holders of the Convertible Debentures. As a result of conversions by the holders and the standby arrangement, the entire principal amount was converted into approximately 3,887,304 shares of Common Stock.

         (5)  Investments in Affiliates

         On August 7, 1996, ORBCOMM Global L.P. ("ORBCOMM Global"), a partnership 50%-owned by the Company's majority owned subsidiary, Orbital Communications Corporation ("OCC"), issued $170,000,000 of senior unsecured notes (the "Notes") in a private placement to institutional investors. The Notes are non-recourse to Orbital, bear interest at a fixed rate of 14% per annum, and provide for revenue participation interest in an aggregate amount of 5% of ORBCOMM System revenues, payment of which may be deferred by ORBCOMM Global to the extent that certain fixed charge ratios are not met. Net proceeds from the sale of the Notes (approximately $164,500,000) will be applied to (i) the design, construction, launch, operation and marketing of the ORBCOMM System and related development, operating and management expenses (including cost contingencies) and (ii) the first two years of interest on the Notes. In connection with the closing of the financing, OCC contributed the remainder of its capital commitment to ORBCOMM Global, for an aggregate commitment of approximately $75,000,000.

         The Notes are expected to be exchangeable for an equal principal amount of 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Exchange Notes"). The Exchange Notes will be substantially identical in form and term to the Notes except that the Exchange Notes will be registered under the Securities Act of 1933, as amended, and will not bear legends restricting the transfer thereof. The Exchange Notes will be, and the Notes are, fully and unconditionally guaranteed on a joint and several basis by OCC. The guarantee is non-recourse to the Company.

         (6)  Reclassifications

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Certain statements included in this discussion constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, general economic and business conditions, launch success, product performance, market acceptance of new products and technologies and the other factors more fully described in the Company's Registration Statement filed on July 25, 1996, pursuant to the Securities Act of 1933, as amended, and in Exhibit 99 filed herewith.

The Company's products and services are grouped into three business sectors:
Space Infrastructure Systems, Satellite Access Products and Satellite-Provided Services. Space Infrastructure includes Launch Systems, Satellites and Space Systems, Electronics and Sensor Systems, and Ground Systems and Software. The Company's Satellite Access Products sector consists of satellite-based navigation and communications products. The Company's Satellite-Provided Services sector includes satellite-based, two-way mobile data communications services and Earth imagery remote sensing services.

REVENUES. Orbital's revenues for the three-month periods ended September 30, 1996 and 1995 were $119,571,000 and $95,817,000, respectively. Revenues for the nine-month periods ended September 30, 1996 and 1995 were $340,977,000 and $266,558,000, respectively.

Space Infrastructure Systems
Revenues from the Company's Space Infrastructure Systems totaled $103,151,000 and $79,259,000 for the three months ended September 30, 1996 and 1995, respectively, and $282,312,000 and $217,756,000 for the nine months ended September 30, 1996 and 1995, respectively. Revenues from the Company's launch systems increased to $28,246,000 in the third quarter of 1996, from $15,441,000 in the third quarter of 1995. Launch systems revenues were $75,117,000 for the nine months ended September 30, 1996 as compared to $49,623,000 for the comparable 1995 period. The significant increase in revenues in 1996 is attributable to additional revenues generated from new orders of the Company's Taurus launch vehicle, and from the resumption of production and launch of the Company's Pegasus XL launch vehicle. During 1996, Orbital has carried out five Pegasus launches, consisting of four Pegasus XL launches and one standard Pegasus launch. The fourth Pegasus XL launch, which occurred in November

1996, delivered two NASA satellites to their targeted orbits, but the two spacecraft did not separate from the launch vehicle. The Company and NASA have each convened investigation boards to analyze the problem further. The Company does not currently anticipate that the launch problem will result in significant launch delays. Orbital expects total 1996 launch systems revenues to exceed 1995's total revenues.

For the three months ended September 30, 1996, satellite systems revenues decreased to $29,475,000 from $32,328,000 in the third quarter of 1995. Satellite systems revenues were $80,016,000 for the nine months ended September 30, 1996 as compared to $61,229,000 for the comparable 1995 period. Revenues decreased from the corresponding prior year quarter primarily as a result of a significant amount of revenue recognized in the prior period for work performed on a contract that was awarded in the third quarter of 1995. The increase in satellite systems sales on a year-to-year basis is primarily due to additional revenues generated from new satellite orders from government and commercial customers. Revenues for the nine months ended September 30, 1996 include sales to ORBCOMM Global of $34,353,000 as compared to 1995 sales to ORBCOMM Global of $42,188,000.

Revenues from sensors and electronics systems were approximately $25,572,000 for the three months ended September 30, 1996 as compared to $14,845,000 in the comparable 1995 period. Sensors and electronics systems revenues were $63,421,000 for the nine months ended September 30, 1996 as compared to $52,448,000 for the comparable 1995 period. The increase in revenues in the third quarter is primarily a result of work performed on defense electronics and transportation management systems orders received during 1996. Orbital expects sales of sensors and electronics systems to continue to increase as compared to 1995 levels, throughout the remainder of 1996.

Revenues from the Company's satellite ground systems and other software products were $19,859,000 in the third quarter of 1996 as compared to $16,645,000 in the 1995 quarter. Satellite ground systems revenues were $63,758,000 for the nine months ended September 30, 1996 as compared to $54,456,000 for the comparable 1995 period. The 1996 increase in revenues reflects work performed on new contract awards and is expected to continue at approximately the same rate throughout 1996.

Satellite Access Products
Revenues from sales of satellite-based navigation and communications products increased to $15,989,000 for the 1996 third quarter as compared to $14,423,000 for the comparable 1995 period, primarily due to a substantial increase in unit sales of GPS navigators offset, in part, by lower unit prices. Satellite access product revenues were $57,445,000 for the nine months ended September 30, 1996 as compared to $39,616,000 for the comparable 1995 period. For the remainder of 1996, the Company expects navigation and communications products unit sales to continue to increase as compared to 1995 levels, although at lower levels than achieved during the first nine months of 1996. Revenues are expected to be comparable to 1995 levels due to lower unit prices caused by changes in product line mix and competitive pricing pressure.

Satellite-Provided Services
The Company's ORBCOMM and ORBIMAGE start-up businesses generated service revenues of approximately $430,000 in the 1996 third quarter, and $1,220,000 for the nine months ended September 30, 1996. Satellite-provided services revenues in 1995 of approximately $2,135,000 and $9,185,000 for the three- and nine-month periods ended September 30, 1995, respectively, primarily represented sales of ground and network software to ORBCOMM Global; no such sales were made in 1996.

GROSS PROFIT. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the third quarter of 1996 was $31,875,000 as compared to $25,076,000 in the 1995 third quarter. Gross profit margin as a percentage of sales for those periods was approximately 26.7% and 26.2%, respectively. The Company's gross profit for the first three quarters of 1996 was $97,075,000 as compared to $71,319,000 in the first three quarters of 1995. Gross profit margin as a percentage of sales for those periods was approximately 28.5% and 26.8%, respectively. The increased gross profit margin as a percentage of sales in 1996 is primarily attributable to the resumption of Pegasus production after launch failures in June 1994 and June 1995. The Company expects that its gross profit margin for the remainder of 1996 will be generally consistent with the margin achieved so far in 1996.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended September 30, 1996 and 1995 were $3,918,000 and $4,087,000, respectively. Research and development expenses during the nine-month periods ended September 30, 1996 and 1995 were $15,249,000 and $14,421,000, respectively. Research and development expenses in 1996 relate primarily to the development of new or improved navigation and communications products, improved launch vehicles and new satellite programs. The Company expects its research and development expenditures for the rest of 1996 to be lower than 1995 expenditures both as a percentage of revenues and in absolute dollars.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the third quarters of 1996 and 1995 were $20,039,000 (or 16.8% of revenues) and $16,255,000 (or 17.0% of revenues), respectively. Selling, general and administrative expenses for the first three quarters of 1996 and 1995 were $59,133,000 (or 17.3% of revenues) and $46,652,000 (or 17.5% of revenues), respectively. The increase in selling, general and administrative expenses during 1996 as compared to 1995 was primarily attributable to substantially expanded marketing efforts related to the Company's ORBCOMM and ORBIMAGE projects. The Company expects selling, general and administrative expenses as a percentage of revenues during the remainder of 1996 to be generally consistent with the percentage attained during the first three quarters of 1996.

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense was $26,000 and $987,000 for the three months ended September 30, 1996 and 1995, respectively. Net interest expense was $1,475,000 and $3,006,000 for the nine months ended September 30, 1996 and 1995, respectively. Interest income for the periods reflects interest earnings on short-term investments. Interest expense is primarily for outstanding amounts on Orbital's revolving credit facilities, on the Company's Convertible Debentures through August 14, 1996, and on other secured and unsecured debt. Interest expense has been reduced by capitalized interest of $5,208,000 and $3,769,000 in 1996 and 1995, respectively. The Company expects interest expense in the fourth quarter of 1996 to be less than that in any of the first three quarters as a result of the conversion of its Convertible Debentures during the third quarter of 1996 (see Liquidity and Capital Resources).

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the third quarters of 1996 and 1995 were ($2,147,000) and ($596,000), respectively. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the nine-month periods ended September 30, 1996 and 1995 were ($6,153,000) and ($243,000), respectively. These amounts primarily represent (i) elimination of 50% of the profits on sales to ORBCOMM Global, (ii) the Company's pro rata share of ORBCOMM Global's and ORBCOMM International Partners L.P.'s current period earnings and losses and (iii) non-controlling shareholders' pro rata share of ORBCOMM USA L.P.'s current period earnings and losses.

PROVISION FOR INCOME TAXES. The Company recorded an income tax provision of $495,000 and $1,269,000, respectively, for the three-and nine-month periods ended September 30, 1996. The Company recorded an income tax provision of $523,000 and $1,428,000 for the three- and nine-month period ended September 30, 1995, respectively. The Company records its interim income tax provisions based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

At December 31, 1995, Orbital had approximately $100,000,000 and $2,000,000 of net operating loss and tax credit carryforwards, respectively, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.


LIQUIDITY AND CAPITAL RESOURCES

The Company's growth has required substantial capital to fund both an expanding business base and significant research and development and capital expenditures. Additionally, the

Company has historically made strategic acquisitions of businesses and routinely evaluates potential acquisition candidates. The Company expects to continue to pursue potential acquisitions that it believes would enhance its marketing, technical, manufacturing or financial capabilities. The Company has funded these requirements to date, and expects to fund its requirements in the future, through cash generated by operations, working capital loan facilities, asset-based financings, joint venture arrangements, and private and public equity and debt offerings.

Cash, cash equivalents and short-term investments were $15,585,000 at September 30, 1996, and the Company had short-term and long-term debt obligations outstanding of approximately $84,891,000. The outstanding debt relates primarily to advances under the Company's line of credit facilities, secured and unsecured notes, and fixed asset financings.

On August 14, 1996, the Company completed the redemption of the entire $55,880,000 outstanding principal amount of Convertible Debentures. Pursuant to the terms of the indenture governing the Convertible Debentures, the holders of the Convertible Debentures had the option of (a) redeeming their holdings for cash payments of (i) $1,000 in principal, plus (ii) $47.25 in redemption premium, plus (iii) $30.56 of accrued interest to the date of redemption, or
(b) choosing to convert their holdings into Orbital Common Stock at a predetermined conversion rate of 69.565 shares per each $1,000 principal amount of Convertible Debentures.

The Company entered into a standby underwriting agreement with an investment bank whereby the investment bank agreed, subject to customary conditions, to purchase from the Company shares of its Common Stock in an amount sufficient to provide proceeds to the Company to satisfy any redemption by the holders of the Convertible Debentures. As a result of conversions by the holders and the standby arrangement, the entire principal amount was converted into approximately 3,887,304 shares of Common Stock.

Orbital amended its $20 million unsecured note agreement during the third quarter of 1996 to facilitate compliance with certain financial covenants as well as to permit the completion of the ORBCOMM System financing. In connection with this amendment, the interest rate on the note was increased from 10 1/2% to 11 1/2% effective July 1, 1996. The Company is currently considering restructuring or refinancing this debt to obtain a lower interest rate and/or more flexible terms.

The Company's primary revolving credit facility provides for total borrowings from an international syndicate of six banks of up to $65,000,000, subject to a defined borrowing base comprised of certain contract receivables.
Approximately $19,000,000 of borrowings were outstanding under the facility at September 30, 1996, and the available facility limit was approximately $32,000,000. At September 30, 1996, the average interest rate on outstanding borrowings under this facility was approximately 8%. Borrowings are secured by contract receivables and certain other assets. The facility restricts the payment of dividends and contains certain covenants with respect to the Company's working capital, fixed charge ratio, leverage ratio and tangible net worth, and expires in September

1997. The Company (or its subsidiaries) also maintains two additional, smaller revolving credit facilities, under which approximately $24,200,000 was outstanding at September 30, 1996. The borrowing capacity of the two additional agreements is approximately $35,000,000, consisting of a $10,000,000 line of credit collateralized by substantially all the assets of the Company's subsidiary, Magellan Corporation, and an unsecured $25,000,000 demand line of credit.

The Company's operations provided net cash of approximately $981,000 in the first three quarters of 1996. The Company also invested approximately $12,958,000 in ORBCOMM Global, incurred $8,704,000 in capital expenditures related to ORBIMAGE satellite remote sensing systems and incurred approximately $22,844,000 in capital expenditures for various production and test equipment.

On August 7, 1996, ORBCOMM Global issued $170,000,000 of senior unsecured notes (the "Notes") in a private placement to institutional investors. The Notes are non-recourse to Orbital, bear interest at a fixed rate of 14% and provide for revenue participation interest in an aggregate amount of 5% of ORBCOMM System revenues, payment of which may be deferred by ORBCOMM Global to the extent certain fixed charge ratios are not met. Net proceeds from the sale of the Notes (approximately $164,500,000) will be applied to (i) the design, construction, launch, operation and marketing of the ORBCOMM System and related development, operating and management expenses (including cost contingencies) and (iii) the first two years of interest on the Notes.

The Notes are expected to be exchangeable for an equal principal amount of 14% Series B Senior Notes due 2004 with Revenue Participation Interest ("the Exchange Notes"). The Exchange Notes will be substantially identical in form and term to the Notes except that the Exchange Notes will be registered under the Securities Act of 1933, as amended, and will not bear legends restricting the transfer thereof. The Exchange Notes will be, and the Notes are, fully and unconditionally guaranteed on a joint and several basis by OCC. The guarantee is non-recourse to the Company.

Orbital expects to invest up to $15,000,000 in various ORBIMAGE satellite remote sensing projects in 1996, and is exploring various alternatives for fully funding such projects. Orbital expects that its capital needs for the fourth quarter of 1996 will in part be provided by working capital, cash flows from operations, credit facilities, customer financings and operating lease arrangements. Orbital expects to raise additional funds through equity and/or debt financings at the parent company or subsidiary level for its currently planned operations and capital requirements through 1997.

As previously discussed, in November 1996, the Company's Pegasus XL rocket launched two scientific spacecraft for NASA into their targeted orbit, but the two spacecraft did not separate from the rocket's third stage as planned. The Company does not currently expect the launch problem to affect materially its liquidity requirements, but should future scheduled launches be significantly delayed causing delays in contract receipts, the Company's liquidity could be negatively impacted.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

         (b) On July 18, 1996, the Company filed a Current Report on Form 8-K, dated July 18, 1996, disclosing financial results for the quarter ended June 30, 1996 and certain matters in connection with the ORBCOMM System financing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ORBITAL SCIENCES CORPORATION


DATED:  November 14, 1996       By:     /s/ David W. Thompson
                                   ---------------------------------------
                                   David W. Thompson, President
                                   and Chief Executive Officer


DATED:  November 14, 1996       By:     /s/ Jeffrey V. Pirone
                                   ---------------------------------------
                                   Jeffrey V. Pirone, Senior Vice President
                                   and Principal Financial Officer

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