Form 10-K
period 1996-12-31
ORBITAL SCIENCES CORP /DE/
filed 1997-03-27
CIK 820736

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      --------------------------------------

                                       [X]


                  For the fiscal year ended December 31, 1996
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

                      --------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                              --------    --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price as reported on the Nasdaq Stock Market on March 19, 1997 was approximately $515,228,830.

         As of March 12, 1997, 32,201,802 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for fiscal year ended December 31, 1996 (the "Annual Report") are incorporated by reference in Parts I and II of this Report. Portions of the registrant's definitive Proxy Statement dated March 24, 1997 (the "Proxy Statement") are incorporated by reference in Part III of this Report.

                          ORBITAL SCIENCES CORPORATION


                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1996


PART I                                                                               Page
                                                                                     ----
Item  1.  Business                                                                     1
Item  2.  Properties                                                                  11
Item  3.  Legal Proceedings                                                           11
Item  4.  Submission of Matters to a Vote of Security Holders                         12
Item 4A.  Executive Officers of the Registrant                                        12

PART II

Item  5.  Market for Registrant's Common Equity                                       13
Item  6.  Selected Financial Data                                                     13
Item  7.  Management's Discussion and Analysis of Financial Condition                 14
          and Results of Operations
Item  8.  Financial Statements and Supplementary Data                                 14
Item  9.  Changes in and Disagreements with Accountants                               14

PART III

Item 10.  Directors and Executive Officers of the Registrant                          14
Item 11.  Executive Compensation                                                      14
Item 12.  Security Ownership of Certain Beneficial Owners and Management              14
Item 13.  Certain Relationships and Related Transactions                              14

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K             15





Pegasus(R) and Taurus(R) are registered trademarks and service marks, and OrbView(R) is a registered trademark of Orbital Sciences Corporation; Orbital(TM), MicroStar(TM) and PegaStar(TM) are trademarks of Orbital Sciences Corporation; and Orbital(sm) and ORBIMAGE(sm) are service marks of Orbital Sciences Corporation. ORBCOMM(sm) is a service mark of ORBCOMM Global, L.P.

ITEM 1.          BUSINESS

BACKGROUND

         Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "Company") is a space and information systems company that designs, manufactures, operates and markets a broad range of space-related products and services. Orbital's products and services are grouped into three business sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites, electronics and sensors, and ground systems and software. Satellite access products include low-cost, hand-held satellite-based navigation and communications products. Satellite services include satellite-based two-way mobile data communications and remote sensing and Earth imaging services. Orbital operates major launch vehicle, satellite and electronics engineering, manufacturing and test facilities in Dulles, Virginia, Germantown, Maryland and Chandler, Arizona, a launch vehicle and satellite integration and test facility at Vandenberg Air Force Base, California, a space sensors and instruments facility in Pomona, California, a ground systems and software facility in Vancouver, British Columbia, and facilities for its navigation and communications products in San Dimas, California and Mexicali, Mexico.

         Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of Space Systems Corporation and Orbital Research Partners, L.P. The Company acquired Space Data Corporation ("Space Data") in 1988, thereby expanding its product lines and increasing its vertical integration in production and testing. In late 1992, SSC and Space Data were merged into Orbital, with the Company being the surviving corporation. In September 1993, Orbital acquired all the assets of the Applied Science Operation, a division of The Perkin-Elmer Corporation. This operation designs, develops and produces satellite-borne scientific sensors for space and terrestrial research, in situ atmospheric monitoring equipment for human space flight programs and other sensors and instruments for commercial and military applications. In August 1994 and December 1994, Orbital acquired Fairchild Space and Defense Corporation ("Fairchild") and Magellan Corporation ("Magellan"), respectively. The Fairchild acquisition enhanced Orbital's satellite system and subsystem development and production capabilities and expanded Orbital's existing product lines by adding various sophisticated electronics products. Magellan designs, manufactures and markets hand-held receivers for Global Positioning System ("GPS") satellite-based navigation and positioning for commercial and consumer markets, along with portable satellite communications equipment. In November 1995, Orbital acquired MacDonald, Dettwiler and Associates, Ltd. ("MDA"), a leading supplier of commercial satellite imaging ground stations and related information processing software based in Vancouver, British Columbia.

         In 1992, Orbital established a wholly owned subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), to develop and operate commercial Earth imaging and remote sensing satellites and to market the information services derived from such satellites.

         In 1993, Orbital's majority owned subsidiary Orbital Communications Corporation ("OCC") and Teleglobe Mobile Partners ("Teleglobe Mobile"), an affiliate of Teleglobe Inc., formed ORBCOMM Global, L.P. ("ORBCOMM Global") to develop, construct and operate a low-Earth orbit satellite-based two-way data communications and messaging system (the "ORBCOMM System"). OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), each with the exclusive right to market the ORBCOMM System in the United States and internationally, respectively.

DESCRIPTION OF ORBITAL'S PRODUCTS AND SERVICES

         Orbital's products and services are grouped into three categories: space and ground infrastructure systems, satellite access products and satellite services. Orbital's overall business is not seasonal to any significant extent.

SPACE AND GROUND INFRASTRUCTURE SYSTEMS

         The Company's space and ground infrastructure systems include launch vehicles, satellites, electronics and sensors, and ground systems and software.

         SPACE LAUNCH VEHICLES. The Company has developed and produces the Pegasus and Taurus space launch vehicles. Orbital's Pegasus launch vehicle is launched from beneath the Company's leased Lockheed L-1011 aircraft to deploy satellites weighing up to 1,000 pounds into low-Earth orbit. Through December 1996, the Company had conducted a total of fourteen Pegasus missions, twelve of which were fully or partially successful. Whether a mission is fully or partially successful depends on the particular mission requirements designated by the customer. Orbital conducted five Pegasus missions in 1996. Following a comprehensive review of design, assembly, test and operations procedures triggered by two earlier unsuccessful flights, the Pegasus XL, an enhanced version of the standard Pegasus launch vehicle, successfully launched a satellite for the U.S. Air Force to its intended orbit in March 1996 and performed two successful National Aeronautics and Space Administration ("NASA") missions during the summer. A standard Pegasus also successfully launched a U.S. Department of Defense ("DoD") satellite in May 1996. In a November 1996 launch for NASA, a Pegasus XL delivered two scientific satellites to their designated orbits, but the satellites failed to separate from the launch vehicle. The Pegasus separation system used on this launch has worked properly on all previous launches on which it was deployed. The Company believes that the problem was caused by a faulty electrical power system on the Pegasus that failed to activate certain satellite separation mechanisms, and does not anticipate significant further delays in its launch schedule to implement necessary corrective actions.

         The higher capacity Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry payloads weighing up to 3,000 pounds to low-Earth orbit and payloads weighing up to 800 pounds to geosynchronous orbit. In March 1994, Orbital successfully launched the first Taurus vehicle, deploying two satellites for the Defense Advanced Research Projects Agency ("DARPA").

         U.S. and international government customers for Pegasus launch vehicles include NASA, the U.S. Air Force, DARPA, the Ballistic Missile Defense Organization ("BMDO"), and the national space agencies of Spain and Brazil. Commercial customers include ORBCOMM Global and CTA, Incorporated ("CTA"). In addition, ORBIMAGE plans to launch a remote imaging satellite on Pegasus. Customers for Taurus launch vehicles include NASA, the U.S. Air Force, Ball Corporation ("Ball"), ORBCOMM Global (as a secondary payload on the Ball mission) and South Korea's space agency.

         During 1996, NASA selected Orbital to design, construct, test and operate the X-34 reusable launch demonstrator vehicle. The X-34 will test and demonstrate advanced reusable launch system technologies and materials as part of NASA's Reusable Launch Vehicle Program that is spearheading the development of next-generation, lower cost launch vehicles.

         SUBORBITAL LAUNCH VEHICLES. Suborbital launch vehicles place payloads into a variety of high-altitude trajectories but, unlike space launch vehicles, do not place payloads into orbit around the Earth. The Company's suborbital launch products include suborbital vehicles and their principal subsystems, payloads carried by such vehicles and related launch support installations and systems used in their assembly and operation. The Company offers its customers customized vehicle and payload design, manufacturing and integration, launch and mission support, and tracking and recovery services, as well as construction and activation of launch pads and other infrastructure elements. Customers typically use the Company's suborbital launch vehicles to launch scientific and other payloads and for defense-related applications such as target signature and interceptor experiments. Primary customers of the Company's suborbital launch vehicles include the U.S. Army, the U.S. Navy and BMDO.

         Orbital's primary programs in 1996 for suborbital launch vehicles and related systems included the Theater Missile Defense Critical Measurement Program pursuant to which Orbital provides ballistic and maneuvering tactical target suborbital vehicles for use by the U.S. Army and U.S. Air Force in developing and testing interceptor and sensor systems, and BMDO's Red Tigress anti-missile defense research program. Orbital conducted two suborbital launches in 1996, both of which were successful. From January 1993 through March 1997, the Company has conducted a total of 34 launches of suborbital vehicles with a 100% success rate.

         SATELLITES. The Company designs and produces small and medium class satellites for commercial, scientific and military applications. The Company's small satellite platforms such as MicroStar and PegaStar are designed and produced to be launched by the Pegasus or Taurus launch vehicle. The PegaStar spacecraft is a general purpose spacecraft that has successfully performed one mission for the U.S. Air Force measuring space radiation and carrying out related experiments. It will also be used for certain ORBIMAGE satellite-based remote imaging programs, such as the OrbView-2 ocean and land surface environmental monitoring satellite system and the OrbView-3 high-resolution remote imagery system. Orbital's MicroStar spacecraft platform, which is placed into orbit by the Pegasus launch vehicle, is designed for use in the ORBCOMM System and also for a variety of small space science and remote imaging projects. The first three MicroStar spacecraft were deployed by Orbital in 1995, two for the ORBCOMM System and the other for ORBIMAGE to monitor lightning and severe weather patterns, and continued to perform throughout 1996. Customers for the Company's small spacecraft include NASA, the U.S. Air Force, DARPA and ORBCOMM Global.

         Orbital's medium class satellites, such as NASA's TOPEX/Poseidon, NASA's Upper Atmosphere Research satellite and the National Oceanic and Atmospheric Administration's Landsat 4 and Landsat 5, have been in space for up to 15 years, and are used to gather various scientific data, such as ocean topography and atmospheric imaging information. Orbital also is the spacecraft supplier to Johns Hopkins University, which is leading NASA's Far Ultraviolet Spectroscopic Explorer (FUSE) program to measure the early universe's radiation.

         Orbital also designs and manufactures satellite command and data handling, attitude control and structural subsystems for a variety of government and commercial customers, and provides a broad range of spacecraft design and engineering services as well as specialized analytical engineering services for NASA, DoD, the Department of Energy and other customers. For example, Orbital provided engineering support products and services for both the first and second repair missions for the orbiting Hubble Space Telescope.

         ELECTRONICS AND SENSORS. Orbital develops, manufactures and markets defense electronics, including advanced avionics and data management systems for aircraft flight operations and ground support applications. These systems collect, process and store mission-critical data for, among other things, mission planning and flight operations, and manage on-board equipment for strategic and tactical military aircraft, helicopters and surface vehicles. The primary customers for data management systems are the U.S. Navy, the U.S. Air Force, and various DoD prime contractors and foreign governments. The Company is the leading supplier of certain avionics systems and products, including mission data equipment for the U.S. Navy and data transfer equipment and digital terrain systems for the U.S. Air Force. In addition, the Company provides stores management systems, including weapons arming and firing functions for use on tactical aircraft and helicopters. The avionics systems and products are deployed on a number of platforms, including the F-4, F-14, F-16, F-18 and F-22 aircraft and the LAMPS helicopter.

         In addition, Orbital produces electronics and data management systems that have been applied to the development and installation of "intelligent transportation systems," primarily, to date, for metropolitan mass transit operators. These systems help manage public bus and light rail systems, provide for voice and data communications and transmit precise GPS-based location information in emergency situations. Customers for Orbital's intelligent transportation systems include the metropolitan mass transit authorities in Chicago and New York City.

         Orbital also produces satellite-borne scientific sensors and instruments, such as atmospheric ozone monitoring instruments and environmental sensors. The Company's second and third Total Ozone Mapping Spectrometer ("TOMS") instruments were successfully launched in 1996, one on a Pegasus vehicle for NASA. TOMS measures ozone concentrations around the world for the purpose of monitoring the effect of man-made chemicals and atmospheric conditions on the ozone layer. Orbital has also developed and produced an atmospheric monitoring system for use on the Space Station called the Atmospheric Composition Monitoring Assembly, which will measure various atmospheric gases in the crew's living quarters on the Space Station for the purpose of ensuring a healthy environment for astronauts. In addition, Orbital recently expanded its commercial base of sensors products to include the manufacturing and marketing of sensors that analyze fuel properties in the chemical, biotechnology, pharmaceutical and steel industries.

         SATELLITE GROUND SYSTEMS. Orbital is a leading supplier of commercial satellite remote imaging ground stations and a provider of advanced space-qualified software and air navigation systems. The Company's ground systems have also expanded to include software-intensive systems designed for naval operations, artillery command and control, radar deception and logistics support.

         The Company develops, provides and upgrades commercial satellite remote imaging ground stations and related information-processing software. Of the 27 major non-military satellite ground stations around the world, Orbital's MDA subsidiary has built or been involved in the construction of 23 ground stations in 20 countries. These ground stations are designed to receive and process data from the eight major civil and commercial Earth observation satellites currently in operation. MDA also develops and markets software that generates and processes imagery and mapping products from satellites and airborne sensors. Customers for the Company's ground stations and Earth information systems include the European and Canadian space agencies as well as various commercial and government customers around the world.

         The Company's aviation systems products include automated aeronautical information and air traffic management systems. The Company has developed an automated aeronautical information management system that delivers weather and route information directly to a pilot by computer. This system is designed to address a growing trend toward automation and commercial operation of air traffic control systems. Faster and less expensive to operate than traditional manual systems, automated aeronautical information systems provide pilots and other users with aeronautical and meteorological information on a timely basis. Customers for the Company's aviation systems products include the military and civil aviation authorities in various countries such as Australia, Belgium, Canada, Norway, Malaysia and Switzerland.


SATELLITE ACCESS PRODUCTS

         The Company's Magellan subsidiary designs, manufactures and markets hand-held GPS navigators that provide users with precise positioning and location information and also develops and provides personal data and voice communicators that operate in conjunction with satellite systems. Magellan manufactures satellite-based navigation and communications products for commercial and consumer markets including recreational marine and aviation users, outdoor recreational users such as hunters and hikers and professional users such as geologists, geographers, surveyors, natural resource managers and construction contractors. Magellan focuses its research, design and engineering activities on the development of GPS navigators that are reliable, portable, easy to use and highly affordable, targeting the growing recreational market. Recently, Magellan announced the introduction of a combined GPS navigator and personal messaging communicator for the ORBCOMM System that Magellan expects to be ready for shipment in 1997, and Magellan will continue to develop new satellite-based communications and tracking technology that is compatible with the ORBCOMM System and other satellite networks.


SATELLITE SERVICES

         In the Company's satellite services sector, ORBCOMM Global and ORBIMAGE are developing satellite-based services to address markets for global two-way data communications and information derived from remote imaging of the atmosphere, oceans and land surfaces.

         ORBCOMM COMMUNICATIONS SERVICES. The ORBCOMM System is designed to provide virtually continuous low-cost monitoring, tracking and messaging communications coverage over most of the Earth's surface. Under this system, subscribers are able to use inexpensive communicators to send and receive short messages, high priority alerts and other information, such as the location and condition of automobiles, trucks, industrial equipment, shipping vessels and other remote assets. The Company expects that the ability to send and receive data and messages without the geographic limitations of existing communications systems will stimulate the growth of new markets for satellite-based monitoring, tracking and messaging communications and will be used to supplement terrestrial-based communications systems by providing relatively low-cost geographic coverage in areas these systems are unable to reach.

         The global ORBCOMM System design consists of a constellation of small low-Earth orbit satellites, a control center that monitors and manages the flow of information throughout the System, the gateways that transmit and receive signals and process data and other information and the communicators that are used by subscribers to transmit and receive messages to and from the satellites. The first two ORBCOMM Global satellites launched in April 1995 are being used to provide initial services, primarily in monitoring and tracking applications, following the commencement of commercial service in the United States in February 1996. There are currently four operational U.S. "gateway" Earth stations located in New York, Washington, Arizona and Georgia, while gateways are also planned to be owned and operated by ORBCOMM Global licensees in strategic locations around the world. During 1996, ORBCOMM Global reached agreements with several manufacturers for the development and manufacture of hand-held communicators and various types of industrial communicators that monitor fixed assets. In March 1996, subscriber communicators became commercially available from Panasonic, the first of ORBCOMM's manufacturers.

         The ORBCOMM System will be operated throughout the world by ORBCOMM Global licensees, who will be responsible for obtaining the applicable foreign regulatory approvals and for constructing the ground network in their designated territories. The ORBCOMM System is marketed in the United States through ORBCOMM USA. ORBCOMM International has signed preliminary agreements with seven candidate licensees serving 69 countries to seek such regulatory approvals and to initiate territory-specific market development in such countries. ORBCOMM International has definitive agreements with international licensees who will provide regional services in Canada, Europe and portions of East Asia, the Middle East and Africa.

         The two ORBCOMM System satellites currently in orbit and the U.S. gateways provide communications availability in the United States approximately 10% of each 24-hour period, with maximum outages of approximately nine hours. This type of availability is particularly appropriate for ORBCOMM Global's planned initial applications focusing on monitoring the status of remote assets and tracking trucks and cargo, where several readings per day satisfy a customer's requirements. With the launch of additional satellites, communications availability will also increase. The Company expects that, with a planned constellation of 28 satellites and appropriately situated gateways, the ORBCOMM System will provide communications availability generally exceeding 95% of each 24-hour period in the United States and other temperate zones in the Northern and Southern hemispheres and exceeding 75% of each 24-hour period in the equatorial region. Equatorial region availability could be improved to generally exceed 90% with an additional group of eight satellites. Outside the United States, the ORBCOMM System will only be available in countries and regions where appropriate licenses have been obtained and where there is a gateway that can serve the applicable market.

         Under the ORBCOMM System Procurement Agreement between Orbital and ORBCOMM Global (the "Procurement Agreement"), Orbital is constructing and will launch 26 additional satellites, and will construct an additional eight satellites, all on a fixed-price basis. Consistent with industry practice for similar contracts, the Procurement Agreement contains certain performance incentives with respect to the satellites and their launches.

         The ORBCOMM Partnerships. Under ORBCOMM Global's partnership agreement, action by the partnership generally requires the approval of general partners holding a majority of the participating interests (i.e., interests participating in profits and losses). OCC and Teleglobe Mobile are each 50% general partners in ORBCOMM Global, with the result that OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM Global, and the approval of both OCC and Teleglobe Mobile is necessary for ORBCOMM Global to act on major matters. OCC indirectly holds a 51% participating interest in ORBCOMM USA, and Teleglobe Mobile indirectly holds a 51% participating interest in ORBCOMM International, with the result that OCC acting alone can generally control the operational and financial affairs of ORBCOMM USA, and Teleglobe Mobile acting alone can generally control the operational and financial affairs of ORBCOMM International.

         Financing. Orbital and Teleglobe Mobile's total equity capital contributions to ORBCOMM Global are approximately $75 million and $85 million, respectively. In 1996, ORBCOMM Global and its wholly owned subsidiary, ORBCOMM Global Capital Corporation, issued $170,000,000 of senior unsecured notes (the "Notes") to institutional investors. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees and the Notes are non-recourse to Orbital, bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM System revenues, payment of which may be deferred by ORBCOMM Global to the extent certain fixed charge ratios are not met. Net proceeds from the sale of the Notes (approximately $164,500,000) are being applied to (i) the design, construction, launch, operation and marketing of the ORBCOMM System and related development, operating and management expenses (including cost contingencies) and (ii) the first two years of interest on the Notes.

         Start-up of the ORBCOMM System will produce significant ORBCOMM Global operating losses for several more years. Even if the ORBCOMM System is fully constructed and operational, there can be no assurance that an adequate market will develop for ORBCOMM services, that ORBCOMM Global will achieve profitable operations or that Orbital will recover any of its past or anticipated investment in the ORBCOMM System. Because Orbital (through OCC) has a 50% participating interest in ORBCOMM Global, Orbital expects to recognize its proportionate share of ORBCOMM Global profits and losses.

         As of March 14, 1997, certain officers and employees of ORBCOMM Global and Orbital held options to acquire 611,680 shares of OCC's common stock (or approximately 13 percent of OCC's outstanding common stock) at option exercise prices ranging from $1.50 to $26.50 per share. On an annual basis, holders of OCC common stock acquired on exercise of these options may, subject to certain conditions, require OCC to purchase such OCC common stock at its then fair market value, subject to limitations under the indenture for the senior note financing. As of March 14, 1997, there were 48,020 shares of OCC common stock outstanding that were acquired in connection with option exercises by current or former OCC and Orbital employees.

         Regulatory Approvals. OCC has retained control over the applicable license issued by the Federal Communications Commission ("FCC"), consistent with FCC regulations. This license, which provides that the ORBCOMM System must be constructed within six years from the date the license was granted, extends for a period of ten years from the date the first ORBCOMM System satellite was operational. At the end of the seventh year of the ten-year term, a renewal application must be filed with the FCC. As with any such license, the ORBCOMM System FCC license may be revoked and a license renewal application may be denied for cause. In addition, there can be no assurance that ORBCOMM Global or its international licensees will be granted all licenses or approvals necessary to operate the ORBCOMM System in any other country.

         ORBIMAGE REMOTE SENSING AND IMAGING SERVICES. The Company is currently seeking, through its ORBIMAGE subsidiary, to develop and market a broad range of information services that involve identifying and monitoring global environmental changes and weather patterns, and collecting and disseminating digital land maps and other remote imaging information. Small Earth-viewing satellites and related sensors and instruments placed in low orbits are planned to offer cost-efficient image collection and processing, together with daily global coverage and high-resolution imaging quality.

         Since April 1995, ORBIMAGE's first satellite, OrbView-1, has been monitoring lightning and severe weather patterns. Orbital has also entered into a contract with NASA to provide worldwide, daily ocean imagery using Orbital's OrbView-2 environmental monitoring satellite system. The Company plans to develop, produce, launch and operate the OrbView-2 system to deliver high-quality multi-spectral ocean imagery and land surface imagery for up to five years. The OrbView-2 launch has been delayed several years, primarily due to technical challenges associated with the development of the spacecraft. The OrbView-2 satellite has completed final testing and is currently scheduled to be launched in the first half of 1997. In addition to providing unprocessed real-time ocean data to NASA, ORBIMAGE plans to market the OrbView-2 imagery directly and indirectly through value-added resellers and other marketing agents to other U.S. Government users and to potential domestic and international customers such as commercial fishing fleets, oil and gas companies, ocean transportation operators, oceanographers and agricultural companies.

         ORBIMAGE is pursuing a one-meter high-resolution satellite imagery business based on imagery to be provided by the OrbView-3 satellite currently under development by the Company, with Orbital under contract to provide the launch service, ground stations and other related products and services. OrbView-3 would be the third in a fleet of three spacecraft, including OrbView-1 and OrbView-2, that will constitute the foundation of ORBIMAGE's commercial satellite remote imagery business. The Company is currently pursuing a transaction that would involve a sale of ORBIMAGE equity securities to one or more third parties in order to finance such venture including the development and construction of the OrbView-3 satellite and ground system. There can be no assurance that the

Company will be able to conclude such financing arrangement or develop profitable commercial Earth observation and other remote imaging businesses.


                 *             *             *             *


         Financial information about the Company's products and services, domestic and foreign operations and export sales is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Company's Consolidated Financial Statements set forth in the Company's Annual Report, and is incorporated herein by reference.


COMPETITION

         Orbital believes that competition for sales of its products and services is based on performance and other technical features, price, reliability, scheduling and customization.

         While there is currently no direct domestic competition for the Pegasus and Taurus launch vehicles, potential competition may come from launch systems derived from the LMLV currently being developed by Lockheed Martin Corporation ("Lockheed"). Pegasus may face competition from launch systems derived from government surplus ballistic missiles. The Israeli Shavit vehicle and other potential foreign launch vehicles could also pose competitive challenges to Pegasus, although U.S. government policy currently prohibits the launch of foreign vehicles from U.S. territory. Competition for Taurus could come from surplus Titan II launch vehicles, although a very limited inventory remains. Japan's space agency has a launcher that directly competes with Taurus in terms of launch capacity, but is considerably more expensive than the Taurus. Competition to Pegasus and Taurus vehicles also exists in the form of partial or secondary ("piggyback") payload capacity on larger boosters such as the Ariane, Titan, Delta, Long March and Proton launch vehicles. While several companies design and manufacture suborbital launch vehicles, Orbital's primary competitors in this product line are Coleman Research Corp. and Space Vector Corporation.

         The Company's satellite systems and subsystems products compete with products and services produced or provided by government entities and numerous companies, including TRW Inc., CTA, Ball and Spectrum Astro, Inc. The Company's airborne and ground-based electronics, data management systems, defense-oriented avionics products and software systems and aviation systems face competition from several established manufacturers. The Company's space sensors and instruments face competition from a number of companies and university research laboratories capable of designing and producing space instruments. The Company's main competitors in the area of satellite ground stations include Datron Systems Inc., Matra Marconi Space N.V. and Hughes-STX Corp.

         Magellan's marine, outdoor recreation and aviation GPS satellite-based navigation products primarily face competition from Garmin International. Magellan competes with a larger number of producers of satellite navigation and communications products in its other markets. The Company believes that Magellan's success will depend on its ability to continue to develop new lower-cost and enhanced performance products to enter into and develop new markets for GPS navigators and personal satellite communicators, and to develop and strengthen sales and distribution channels for such products.

         The ORBCOMM System will face competition from numerous existing and potential alternative communications products and services provided by various large and small companies, including sophisticated two-way satellite-based data and voice communications services. For specific markets, the ORBCOMM System may complement existing tower-based services such as one-way and two-way paging, cellular data, specialized mobile radio and private networks. ORBIMAGE may face competition from U.S. and foreign government entities and private entities, such as EarthWatch Incorporated and Space Imaging L.P., that provide or are seeking to provide satellite-based and other land remote imaging, environmental monitoring and atmospheric sensing products.

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


RESEARCH AND DEVELOPMENT

         The Company expects to continue to invest in product-related research and development, to conceive and develop new products and services, to enhance existing products and services and to seek customer and, where appropriate, strategic partner investments in these products and services. Orbital's research and development expenses, excluding direct customer-funded development, were approximately $22.2 million, $28.5 million and $17.3 million, respectively, for the fiscal years ended December 31, 1996, 1995 and 1994.


PATENTS AND TRADEMARKS

         Orbital relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position and technological advantage. The Company holds U.S. and foreign patents relating to the Pegasus vehicle and U.S. patents relating to the ORBCOMM System as well as for other systems and products produced by the Company. The Company also has various pending patent applications relating to Pegasus and the ORBCOMM System along with other products. Certain of the trademarks and service marks used in connection with the Company's products and services have been registered with the U.S. Patent and Trademark Office, the Canadian Intellectual Property Office and certain other foreign trademark authorities.

COMPONENTS AND RAW MATERIALS

         Orbital purchases a significant percentage of its product components, including rocket propulsion motors, structural assemblies and electronic equipment, from third parties. Orbital also occasionally obtains from the U.S. Government parts and equipment that are used in the production of the Company's products or in the provision of the Company's services. Orbital has not experienced material difficulty in obtaining product components or necessary parts and equipment and believes that alternative sources of supply would be available, although increased costs and possible delays could be incurred in securing alternative sources of supply. The Company's ability to launch its Pegasus vehicle depends on the availability of an aircraft with the capability of carrying and launching such space launch vehicles. Orbital entered into a 10-year lease in 1992 for the modified Lockheed L-1011 used for the air-launch of the Pegasus vehicle.


U.S. GOVERNMENT CONTRACTS

         During 1996, 1995 and 1994, approximately 45 percent, 40 percent and 45 percent, respectively, of the Company's total annual revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with the U.S. Government's prime contractors. Orbital's government contracts are subject to regular audit and periodic reviews and may be modified, increased, reduced or terminated in the event of changes in government requirements or policies, Congressional appropriations and program progress and scheduling. U.S. Government curtailment of expenditures for space research and development and related products and services could have a material adverse effect on Orbital's revenues and results from operations. Agencies within the U.S. Government and commercial customers to which sales by the Company accounted for ten percent or more of the Company's consolidated 1996 revenues were NASA, DoD and ORBCOMM Global.

         Orbital's major contracts with the U.S. Government fall into three categories: firm fixed-price contracts, fixed-price incentive fee contracts and cost-plus-fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Risk of loss due to increased cost, therefore, is borne by the Company, although some of this risk may be passed on to subcontractors. Under fixed-price government contracts, Orbital may receive progress payments, generally in an amount equal to between 80 and 95 percent of monthly costs, or it may receive milestone payments upon the occurrence of certain program achievements, with final payments occurring at project completion. Fixed-price incentive fee contracts provide for sharing by the customer and the Company of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by the Company, although some of this risk may be passed on to subcontractors. Under a cost-plus-fee contract, Orbital recovers its actual allowable costs incurred and receives a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the Government's subjective evaluation of the contractor's performance in terms of the criteria stated in the contract.

         All Orbital's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors provide that such contracts may be terminated at will by the U.S. Government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which the Company is required to suspend production. In the event of a termination at will, Orbital is normally entitled to recognize the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. The Company from time to time experiences contract suspensions and terminations.


BACKLOG

         Orbital's contract backlog is attributable to its space and ground infrastructure systems business. The Company's firm backlog at December 31, 1996 and 1995 was approximately $710 million and $530 million, respectively.
As of December 31, 1996, approximately 60 percent of the Company's backlog was with the U.S. Government and its agencies or from subcontracts with the U.S. Government's prime contractors. Backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded in the amounts of approximately $265 million and $355 million as of December 31, 1996 and 1995, respectively. Approximately $325 million of backlog is currently scheduled to be performed beyond 1997. Backlog excludes unexercised and undefinitized contract options having an aggregate potential contract value at December 31, 1996 of approximately $1.4 billion.


EMPLOYEES

         As of December 31, 1996, Orbital had approximately 3,000 full-time permanent employees.


ITEM 2.          PROPERTIES

         In 1993, Orbital entered into a 12-year lease agreement for approximately 100,000 square feet of office and engineering space in Dulles, Virginia, which serves as its corporate headquarters. The Company owns an approximate 30,000 square-foot satellite engineering and manufacturing facility on land adjacent to the Dulles office facility and is constructing an addition to such facility to provide additional office, engineering and manufacturing space. Orbital also leases approximately 320,000 square feet of office, engineering and manufacturing space in Germantown, Maryland; 305,000 square feet of office, engineering and manufacturing space in Chandler, Arizona; approximately 214,000 square feet of office and engineering space in Richmond, British Columbia; approximately 135,000 square feet of office, engineering and manufacturing space in Pomona, California; and approximately 75,000 square feet of office, engineering and manufacturing space in San Dimas, California. The Company leases or owns other smaller facilities, offices or manufacturing space around the United States, including Huntsville, Alabama; Edwards Air Force Base, California; Vandenberg Air Force Base, California and Greenbelt, Maryland; as well as in other locations in Canada such as Ottawa, Ontario, as well as in England, Malaysia, Mexico and Australia. Although completion of the Company's existing and pending contracts may in the future require additional manufacturing capacity, Orbital believes that its existing facilities are adequate for its near- and medium-term requirements.


ITEM 3.          LEGAL PROCEEDINGS

         On November 12, 1996, BTG USA Inc. filed a lawsuit against Magellan in the U.S. District Court for the Eastern District of Pennsylvania, alleging that Magellan's GPS products infringe a United States patent and seeking an unspecified amount of monetary damages. The patent at issue expired in November 1996. The Company believes the complaint has no merit, and the Company is vigorously defending the action.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no matter submitted to a vote of the Company's security holders during the fourth quarter of 1996.


ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of each of the Executive Officers of Orbital as of March 1, 1997. All Executive Officers are elected annually and serve at the discretion of the Board of Directors.


Name                        Age       Position
----                        ---       --------
David W. Thompson           42        Chairman of the Board, President and Chief Executive Officer
Bruce W. Ferguson           42        Executive Vice President and General Manager/Communications
                                      and Information Services Group
James R. Thompson           60        Executive Vice President and General Manager/Launch Systems Group
Michael D. Griffin          47        Executive Vice President and General Manager/Space Systems Group
Robert D. Strain            40        Executive Vice President and General Manager/Electronics and Sensor
                                      Systems Group
Daniel E. Friedmann         40        Executive Vice President and General Manager/Systems Integration
                                      and Software Group
Jeffrey V. Pirone           36        Senior Vice President and Chief Financial Officer
Antonio L. Elias            47        Senior Vice President and Chief Technical Officer
Leslie C. Seeman            44        Senior Vice President, General Counsel and Secretary

         David W. Thompson is a founder of Orbital and has been Chairman of the Board, President and Chief Executive Officer of the Company since 1982. From 1981 to 1982, Mr. Thompson was Special Assistant to the President at Hughes Aircraft Company's Missile Systems Group. From 1977 to 1979, Mr. Thompson was employed by NASA at the Marshall Space Flight Center as a project manager and engineer. Prior to that, he worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory.

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

         James R. Thompson (who is not related to David W. Thompson) has been Executive Vice President and General Manager/Launch Systems Group since October 1993 and a Director since January 1992. Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to October 1993. He was Deputy Administrator of NASA from 1989 to 1991. From 1986 until 1989, Mr. Thompson was Director of NASA's Marshall

Space Flight Center. He was Deputy Director for Technical Operations at Princeton University's Plasma Physics Laboratory from 1983 through 1986. Before that, he had a 20-year career with NASA at the Marshall Space Flight Center.

         Michael D. Griffin has been Executive Vice President/Space Systems Group since January 1996. Dr. Griffin joined Orbital in August 1995 when he was appointed Senior Vice President and Chief Technical Officer. From 1994 to August 1995, he was Senior Vice President for Program Development at Space Industries International. From September 1991 to January 1994, he served as Chief Engineer of NASA and, from 1989 to 1991, was Deputy Director for Technology at the Strategic Defense Initiative Organization.

         Robert D. Strain has been Executive Vice President and General Manager/Electronics and Sensor Systems Group since October 1996. From 1994 until 1996, he was Vice President for Finance and Manufacturing at Orbital. Prior to that he served in a variety of senior-level financial positions with Fairchild, including Vice President of Finance, Treasurer and Controller.

         Daniel E. Friedmann has been Executive Vice President and General Manager/Systems Integration and Software Group since January 1996. He continues to serve as President and Chief Executive Officer of Orbital's subsidiary, MDA, a position he has held since March 1995. From 1992 to March 1995, he served as Executive Vice President and Chief Operating Officer of MDA. Between 1979 and 1992, he held a variety of positions at MDA, including serving as Vice President of various divisions.

         Jeffrey V. Pirone has been Senior Vice President and Chief Financial Officer since August 1996, and had served as acting Chief Financial Officer as of April 1996. From 1993 until March 1996, Mr. Pirone served as Vice President and Controller of Orbital. Mr. Pirone joined Orbital as Controller in 1991, and prior to that was a Senior Manager at KPMG Peat Marwick LLP.

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

         Leslie C. Seeman has been Senior Vice President of the Company since October 1993 and General Counsel and Secretary of the Company since 1989. From 1989 to October 1993, she was Vice President of the Company, and from 1987 to 1989, Ms. Seeman was Assistant General Counsel of Orbital. From 1984 to 1987, she was General Counsel of Source Telecomputing Corporation, a telecommunications company. Prior to that, she was an attorney at the law firm of Wilmer, Cutler and Pickering.


                                    PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

         On March 12, 1997, there were 1,549 Orbital stockholders of record. Additional information required by this Item is included under the captions "Market Information" and "Corporate Information - Dividends" of the Annual Report and is incorporated herein by reference.


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


 ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is included in pages 38 through 57 of the Annual Report and is incorporated herein by reference.


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is included in Item 4A above and under the caption "Election of Directors -- Directors to be Elected at the 1997 Annual Meeting, -- Directors Whose Terms Expire in 1998 and -- Directors Whose Terms Expire in 1999" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement filed pursuant to Regulation 14A on or about March 26, 1997 and is incorporated herein by reference.


ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this Item is included under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Indemnification Agreements," " Executive Employment Agreements and Termination of Employment Agreements" and "Information Concerning the Board and Its Committees" of the Proxy Statement filed pursuant to Regulation 14A on or about March 26, 1997 and is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included under the caption "Ownership of Common Stock" of the Proxy Statement filed pursuant to Regulation 14A on or about March 26, 1997 and is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included under the caption "Related Transactions" of the Proxy Statement filed pursuant to Regulation 14A on or about March 26, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

         (a)     Documents filed as part of this Report:

                 1. FINANCIAL STATEMENTS. The following financial statements, together with the report of KPMG Peat Marwick LLP, appearing in the portions of the Annual Report, filed as Exhibit 13, are filed as a part of this report:

                   A.       Independent Auditors' Report (Annual Report page 37)
                   B. Consolidated Statements of Earnings (Annual Report page 38)
                   C.       Consolidated Balance Sheets (Annual Report page 39)
                   D. Consolidated Statements of Stockholders' Equity (Annual Report page 40)
                   E.       Consolidated Statements of Cash Flows (Annual
                            Report page 41)
                   F. Notes to Consolidated Financial Statements (Annual Report pages 42 through 57)

                 2. FINANCIAL STATEMENTS OF 50 PERCENT OWNED SUBSIDIARY AND FINANCIAL STATEMENT SCHEDULES. The financial statements of ORBCOMM Global, L.P. will be filed by amendment pursuant to Regulation S-X 3-09(b).

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

(b)      Reports on Form 8-K

         On December 23, 1996, the Company filed a Current Report on Form 8-K reporting, pursuant to Item 9, its sale of 1.2 million shares of common stock on December 13, 1996, in a transaction exempt from registration pursuant to Regulation S under the Securities Act.

(c)      See Item 14(a)(3) of this report.

(d)      See Item 14(a)(2) of this report.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ORBITAL SCIENCES CORPORATION


DATED:  March 25, 1997          By   /s/ David W. Thompson
                                   -----------------------------------------
                                   David W. Thompson, Chairman of the Board,
                                   President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATED:  March 25, 1997

  Signature:                                                     Title:

/s/ David W. Thompson                                            Chairman of the Board, Principal Executive
--------------------------------------------------------         Officer and Director
David W. Thompson

/s/ Jeffrey V. Pirone                                            Senior Vice President, Finance and Chief
--------------------------------------------------------         Financial Officer
Jeffrey V. Pirone

/s/ Michael P. Keegan                                            Controller
--------------------------------------------------------
Michael P. Keegan

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

/s/ Kelly H. Burke                                               Director
--------------------------------------------------------
Kelly H. Burke

/s/ Bruce W. Ferguson                                            Director
--------------------------------------------------------
Bruce W. Ferguson

/s/ Daniel J. Fink                                               Director
--------------------------------------------------------
Daniel J. Fink

/s/ Lennard A. Fisk                                              Director
--------------------------------------------------------
Lennard A. Fisk

/s/ Jack L. Kerrebrock                                           Director
--------------------------------------------------------
Jack L. Kerrebrock

/s/ Douglas S. Luke                                              Director
--------------------------------------------------------
Douglas S. Luke

/s/ John L. McLucas                                              Director
--------------------------------------------------------
John L. McLucas

/s/ Janice I. Obuchowski                                         Director
--------------------------------------------------------
Janice I. Obuchowski

/s/ Frank L. Salizzoni                                           Director
--------------------------------------------------------
Frank L. Salizzoni

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

/s/ James R. Thompson                                            Director
--------------------------------------------------------
James R. Thompson

/s/ Scott L. Webster                                             Director
--------------------------------------------------------
Scott L. Webster

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Orbital Sciences Corporation

Under date of February 5, 1997, we reported on the consolidated balance sheets of Orbital Sciences Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Item 14(a)2 in the Company's Form 10-K for the year 1996. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, based on our audits, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           KPMG Peat Marwick LLP

Washington, D.C.
February 5, 1997

                          ORBITAL SCIENCES CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)



                COLUMN A                                COLUMN B                      COLUMN C
-------------------------------------------------------------------------------------------------------------------
                                                                                      ADDITIONS
                                                                        -----------------------------------------
                                                                                                  CHARGED/
                                                        BALANCE AT      CHARGED TO COSTS         CREDITED TO
              DESCRIPTION                            START OF PERIOD      AND EXPENSES        OTHER ACCOUNTS (1)
-------------------------------------------------- ------------------- ------------------ -----------------------
 YEAR ENDED DECEMBER 31, 1994

       Allowance for doubtful accounts                    $        587     $      149            $           42
       Allowance for obsolete inventory                          2,260            216                     1,571
       Allowance for unrecoverable investments                      -              -                      3,100
       Deferred income tax valuation reserve                    14,456             -                     32,003


 YEAR ENDED DECEMBER 31, 1995

       Allowance for doubtful accounts                    $        778     $      189            $           -
       Allowance for obsolete inventory                          3,936            580                        -
       Allowance for unrecoverable investments                   3,100             -                         -
       Deferred income tax valuation reserve                    46,291         21,445                    (2,695)

 YEAR ENDED DECEMBER 31, 1996

       Allowance for doubtful accounts                    $        773     $      603            $          -
       Allowance for obsolete inventory                          3,778            667                       685
       Allowance for unrecoverable investments                   1,100            -                         -
       Deferred income tax valuation reserve                    65,041            -                         -


                COLUMN A                                COLUMN D          COLUMN E
-------------------------------------------------------------------------------------



                                                                        BALANCE AT
              DESCRIPTION                            DEDUCTIONS (2)    END OF PERIOD
--------------------------------------------------  ----------------  ----------------
 YEAR ENDED DECEMBER 31, 1994

       Allowance for doubtful accounts              $           -     $         778
       Allowance for obsolete inventory                       (111)           3,936
       Allowance for unrecoverable investments                  -             3,100
       Deferred income tax valuation reserve                  (168)          46,291


 YEAR ENDED DECEMBER 31, 1995

       Allowance for doubtful accounts              $         (194)   $         773
       Allowance for obsolete inventory                       (738)           3,778
       Allowance for unrecoverable investments              (2,000)           1,100
       Deferred income tax valuation reserve                    -            65,041

 YEAR ENDED DECEMBER 31, 1996

       Allowance for doubtful accounts              $           (8)   $       1,368
       Allowance for obsolete inventory                        (32)           5,098
       Allowance for unrecoverable investments                 -              1,100
       Deferred income tax valuation reserve                (7,808)          57,233



 (1) - Amounts charged/credited to other accounts represent valuation and qualifying accounts recorded pursuant to purchase business combinations as described in Note (4) to the consolidated financial statements incorporated by reference elsewhere herein, adjustments required to recast pooled company's year end as described in Note (4) to the consolidated financial statements incorporated by reference elsewhere herein, and certain reclassifications of deferred tax accounts.

 (2) - Deduction for revaluation of allowance account.

                                 EXHIBIT INDEX

         The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses. In addition, the registrant has executed certain instruments reflecting long-term debt, the total amount of which does not exceed 10% of the total assets of the registrant and it subsidiaries on a consolidated basis. In accordance with section 4(iii) of Item 601 under Regulation S-K, the registrant agrees to furnish to the Securities and Exchange Commission copies of each instrument relating to such long-term debt not otherwise filed herewith or incorporated herein by reference.

  Exhibit
    No.                                                 Description
    ---                                                 -----------
    3.1      Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the
             Company's Registration Statement on Form S-3 (File Number 333-08769) filed and effective on
             July 25, 1996.

   3.1.1     Certificate of Designation for the Company's Series A Special Preferred Voting Stock
             (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3
             (File Number 333-08769) filed and effective on July 25, 1996).

    3.2      By-Laws of Orbital Sciences Corporation, as amended on July 27, 1995 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1995).

     4       Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's
             Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

     9       Voting and Exchange Trust Agreement between the Company, MacDonald Dettwiler Holdings Inc. and
             State Street Bank and Trust Company (incorporated by reference to Exhibit 9 to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

    10.1     Amended and Restated Credit Agreement, dated as of September 27, 1994 among the Company,
             Orbital Imaging Corporation and Fairchild Space and Defense Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent and J.P. Morgan
             Delaware, as Collateral Agent (the "Credit Agreement") (incorporated by reference to Exhibit
             10.6 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994).

   10.1.1    Amendment No. 1 to the Credit Agreement, dated as of October 26, 1994 (incorporated by reference to Exhibit 10.6.1 to the Company's Annual Report on Form 10-K, for the fiscal year dated December 31, 1995).

   10.1.2    Amendment No. 2 to the Credit Agreement, dated as of July 5, 1995 (incorporated by reference to
             Exhibit 10.6.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1995).

   10.1.3    Amendment No. 3 to the Credit Agreement, dated as of August 23, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995).

   10.1.4    Amendment No. 4 to the Credit Agreement, dated as of November 15, 1995 (incorporated by reference to Exhibit 10.1.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

   10.1.5    Amendment No. 5 to the Credit Agreement , dated as of July 19, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996).

   10.1.6    Amendment No. 6 to the Credit Agreement (transmitted herewith).

    10.2     Note Agreement, dated as of  June 14, 1995 between the Corporation and The Northwestern Mutual
             Life Insurance Company (the "NWML Note Agreement") (incorporated by reference to Exhibit 4.7.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1995).

   10.2.1    1st Amendment to the NWML Note Agreement ,dated as of June 30, 1995, between the Corporation and The Northwestern Mutual Life Insurance Company (incorporated by reference to the Company's
             Report on Form 10-Q for the quarter ended September 30, 1995).

   10.2.2    Second Amendment to the NWML Note Agreement, dated as of March 15, 1996 (incorporated by reference to Exhibit 10.2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

   10.2.3    Third Amendment to NWML Note Agreement, dated as of July 13, 1996 (incorporated by reference to
             Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996).

    10.3     Promissory Notes dated as of August 31, 1994 made by Fairchild Space and Defense Corporation and Corporate Guaranty dated August 31, 1994 made by the Company (incorporated by reference to
             Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994).

    10.4     Security Agreement dated as of June 30, 1992 among the Company, J.P. Morgan Delaware, as
             Collateral Agent and American Security Bank, N.A., as Audit Agent (incorporated by Reference to
             Exhibit 10.6.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994).

    10.5     Master Security Agreement dated as of August 31, 1994 between Fairchild Space and Defense
             Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the Quarter ended September 30, 1994).

    10.6     Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995
             (incorporated by reference to Exhibit 10.5.1 to the Company's Report on Form 10-Q for the
             quarter ended June 30, 1995).*

    10.7     Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors, restated as of
             April 27, 1995 (incorporated by reference to Exhibit 10.5.2 to the Company's Report on Form
             10-Q for the quarter ended June 30, 1995).*

    10.8     Orbital Communications Corporation Restated 1992 Stock Option Plan, restated as of September
             12, 1995 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1995).

   10.8.1    Amendment to Orbital Communications Corporation Restated 1992 Stock Option Plan, dated February
             5, 1997 (transmitted herewith).*

    10.9     Orbital Sciences Corporation 1995 Deferred Compensation Plan (incorporated by reference to
             Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
             1995).*

   10.10     Magellan Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the
             Company's Report on Form 10-Q for the quarter ended June 30, 1996).*

   10.11     Orbital Imaging Corporation 1996 Stock Option Plan (transmitted herewith).*

   10.12     Form of Executive Employment Agreement entered into between the Company and Executive Officers and certain other Officers of the Company (incorporated by reference to Exhibit 10.17 to the
             Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).*

  10.12.1    Performance Share Agreement dated October 23, 1996 between the Company and Mr. D. W. Thompson
             (transmitted herewith).*

   10.13     Form of Indemnification Agreement entered into between the Company and Directors, Executive
             Officers and certain other Officers of the Company (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9,
             1990 and effective on April 24, 1990).*

  10.13.1    Amendment dated October 22, 1992 to form of Indemnification Agreement entered into between the
             Company and Directors, Executive Officers and certain other Officers of the Company
             (incorporated by reference to Exhibit 19 to the Company's Report on Form 10-Q for the Quarter
             Ended September 30, 1992).*

   10.14     Participation Agreement dated August 20, 1992 by and between ITT Commercial Finance Corp. and the Company, as amended through August 26, 1992 (incorporated by reference to Exhibit 19.14 to
             Amendment No. 2 to the Company's Report on Form 10-Q for the Quarter Ended September 30, 1992).

   10.15     Master Agreement, restated as of September 12, 1995, by and among the Company, OCC, Teleglobe
             Inc. and Teleglobe Mobile Partners (incorporated by reference to Exhibit 10. to ORBCOMM Global
             L.P.'s Registration Statement on Form S-4 (File Number 333-11149) filed on August 30, 1996.

   10.16     Restated Agreement of Limited Partnership of ORBCOMM Global, L.P., dated as of September 12,
             1995, between OCC and Teleglobe Mobile Partners  (incorporated by reference to Exhibit 3.2 to
             ORBCOMM Global L.P.'s Registration Statement on Form S-4 (File Number 333-11149) filed on
             August 30, 1996.

  10.16.1    Amendment No. 1 to Restated Agreement of Limited Partnership of ORBCOMM Global, L.P., dated
             December 2, 1996 (transmitted herewith).

   10.17     Restated Agreement of Limited Partnership of ORBCOMM USA, L.P., dated as of September 12, 1995 between Orbital Communications Corporation and ORBCOMM Global  (incorporated by reference to
             Exhibit 3.4. to ORBCOMM Global L.P.'s Registration Statement on Form S-4 (File Number
             333-11149) filed on August 30, 1996.

   10.18     Support Agreement between the Company  and MacDonald, Dettwiler Holdings, Inc., dated November
             17, 1995  (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form
             10-K for the fiscal year ended December 31, 1995)

     11      Statement re:  Computation of Earnings Per Share (transmitted herewith).

     13      Portions of the 1996 Annual Report to Stockholders (transmitted herewith).

     21      Subsidiaries of the Company (transmitted herewith).

    23.1     Consent of KPMG Peat Marwick LLP (transmitted herewith).

    23.2     Consent of KPMG Peat Marwick LLP with respect to financial statements of ORBCOMM Global, L.P.
             (to be filed by amendment).

     27      Financial Data Schedule for year ended December 31, 1996 (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K, or otherwise subject to the liabilities of Section 18 of the Securities
             Exchange Act of 1934) (transmitted herewith).

     99      Important Factors Regarding Forward-Looking Statements (transmitted herewith).

----------------------
* Management Contract or Compensatory Plan or Arrangement.