Form 10-K/A
period 1996-12-31
ORBITAL SCIENCES CORP /DE/
filed 1997-04-08
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ------------------------



                                  FORM 10-K/A

                                AMENDMENT NO. 1
   to Annual Report on Form 10-K for the fiscal year ended December 31, 1996

                         Commission file number 0-18287

                          ORBITAL SCIENCES CORPORATION
                         (exact name of Registrant as
                            specified in charter)

          Delaware                                      06-1209561
  (State or other jurisdiction                     (I.R.S. Employer I.D. No.)
of incorporation or organization
        of Registrant)

                           21700 ATLANTIC BOULEVARD
                           DULLES, VIRGINIA  20166
                   (Address of principal executive offices)

                                 (703) 406-5000
                        (Registrant's telephone number)

                            ------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, par value $0.01 (listed on The Nasdaq National Market System)

                            ------------------------

         Part IV - Item 14 of Orbital Sciences Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is hereby amended in its entirety to include the financial statements of ORBCOMM Global, L.P.:

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

                 2. FINANCIAL STATEMENTS OF 50-PERCENT OWNED SUBSIDIARY AND FINANCIAL STATEMENT SCHEDULES.

                       The financial statements of ORBCOMM Global, L.P. are transmitted with this report.

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

(c)      See Item 14(a)(3) of this report.

(d)      See Item 14(a)(2) of this report.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ORBITAL SCIENCES CORPORATION




DATED:  April 8, 1997              By  /s/ David W. Thompson
                                       ---------------------
                                       David W. Thompson, Chairman of the Board,
                                       President and Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM Global, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM Global, L.P. ("ORBCOMM") (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital, and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) through December 31, 1996. These financial statements are the responsibility of ORBCOMM's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM (a development stage enterprise) as of December 31, 1996 and 1995, and the results of its income and expenses, partners' capital and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Washington, DC
January 31, 1997

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1995             1996
                                                                  ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................  $  1,784,950     $ 56,870,424
  Short-term available-for-sale investments.....................             0       31,433,390
  Short-term held-to-maturity investments.......................             0       23,335,992
  Receivable -- Orbital Communications Corporation..............             0          114,784
  Receivables -- other..........................................             0          637,727
  Inventory.....................................................       446,684        1,751,270
                                                                  ------------     ------------
     Total Current Assets.......................................     2,231,634      114,143,587
LONG TERM ASSETS:
  Long-term available-for-sale investments......................             0       20,364,987
  Long-term held-to-maturity investments........................             0       21,478,072
  Receivables -- other..........................................             0          517,370
  Mobile Communications Satellite System, net of accumulated
     depreciation...............................................   106,989,940      170,033,722
  Other assets, net.............................................             0        6,137,567
  Investments in and advances to affiliates.....................      (191,916)      (3,166,091)
                                                                  ------------     ------------
          TOTAL ASSETS..........................................  $109,029,658     $329,509,214
                                                                  ============     ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Current portion of long-term debt.............................  $    904,811     $    991,652
  Accounts payable..............................................     4,037,675        4,610,786
  Accrued expenses..............................................     6,116,314       13,687,255
  Deferred revenue..............................................       100,000                0
                                                                  ------------     ------------
     Total Current Liabilities..................................    11,158,800       19,289,693
  Long-term debt................................................     3,269,619      172,277,967
                                                                  ------------     ------------
     Total Liabilities..........................................    14,428,419      191,567,660
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.....................................    33,517,008       73,595,777
  Orbital Communications Corporation............................    61,084,231       64,345,777
                                                                  ------------     ------------
     Total Partners' Capital....................................    94,601,239      137,941,554
                                                                  ------------     ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...............  $109,029,658     $329,509,214
                                                                  ============     ============

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF INCOME AND EXPENSES

                                                                                         TOTAL
                                                                                      ACCUMULATED
                                                                                         DURING
                                                                                      DEVELOPMENT
                                                                                         STAGE
                                                  YEAR ENDED DECEMBER 31,               THROUGH
                                           --------------------------------------     DECEMBER 31,
                                            1994         1995            1996             1996
                                           -------     ---------     ------------     ------------
INCOME:
  Product sales..........................  $     0     $       0     $    268,350     $    268,350
  Distribution fees......................        0       900,000          100,000        1,000,000
  Other..................................        0             0           52,410           52,410
                                           -------     ---------     ------------     ------------
     Total Income........................        0       900,000          420,760        1,320,760
EXPENSES:
  Cost of product sales..................        0             0          268,350          268,350
  Depreciation...........................        0             0        6,198,519        6,198,519
  Engineering expenses...................        0             0        5,453,299        5,453,299
  Marketing, administrative and other
     expenses............................    9,062        49,943        6,932,862        6,991,867
                                           -------     ---------     ------------     ------------
     Total Expenses......................    9,062        49,943       18,853,030       18,912,035
                                           -------     ---------     ------------     ------------
     Income (loss) from operations.......   (9,062)      850,057      (18,432,270)     (17,591,275)
OTHER INCOME AND EXPENSES:
  Interest income (expenses), net........        0        58,415        3,554,188        3,612,603
  Equity in earnings (losses) of
     affiliates..........................        0      (853,270)      (4,602,096)      (5,455,366)
                                           -------     ---------     ------------     ------------
EXCESS (DEFICIENCY) OF INCOME
  OVER EXPENSES..........................  $(9,062)    $  55,202     $(19,480,178)    $(19,434,038)
                                           =======     =========     ============     ============

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL

                                                                         ORBITAL
                                                 TELEGLOBE MOBILE     COMMUNICATIONS
                                                     PARTNERS          CORPORATION           TOTAL
                                                 ----------------     --------------     --------------
  Capital contributions........................    $ 10,000,000        $ 38,148,997       $  48,148,997
  Excess (deficiency) of income over
     expenses..................................               0                   0                   0
  Financing fees...............................        (241,739)           (241,739)           (483,478)
                                                   ------------        ------------       -------------
PARTNERS' CAPITAL, DECEMBER 31, 1993...........       9,758,261          37,907,258          47,665,519
  Capital contributions........................               0          10,852,961          10,852,961
  Excess (deficiency) of income over
     expenses..................................          (4,531)             (4,531)             (9,062)
                                                   ------------        ------------       -------------
PARTNERS' CAPITAL, DECEMBER 31, 1994...........       9,753,730          48,755,688          58,509,418
  Capital contributions........................      24,750,000          13,315,265          38,065,265
  Excess (deficiency) of income over
     expenses..................................          27,601              27,601              55,202
  Financing fees...............................      (1,014,323)         (1,014,323)         (2,028,646)
                                                   ------------        ------------       -------------
PARTNERS' CAPITAL, DECEMBER 31, 1995...........      33,517,008          61,084,231          94,601,239
  Capital contributions........................      49,775,000          12,957,777          62,732,777
  Excess (deficiency) of income over
     expenses..................................      (9,740,089)         (9,740,089)        (19,480,178)
  Unrealized gains on available-for-sale
     investments...............................          43,858              43,858              87,716
                                                   ------------        ------------       -------------
PARTNERS' CAPITAL, DECEMBER 31, 1996...........    $ 73,595,777        $ 64,345,777       $ 137,941,554
                                                   ============        ============       =============

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                                 TOTAL CASH
                                                                                                FLOWS DURING
                                                                                                 DEVELOPMENT
                                                            YEAR ENDED DECEMBER 31,             STAGE THROUGH
                                                  -------------------------------------------   DECEMBER 31,
                                                      1994           1995           1996            1996
                                                  ------------   ------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Excess (deficiency) of income over expenses...  $     (9,062)  $     55,202   $ (19,480,178)  $ (19,434,038)
  ADJUSTMENTS TO RECONCILE EXCESS (DEFICIENCY)
    OF INCOME OVER EXPENSES TO NET CASH PROVIDED
    BY (USED IN) OPERATING ACTIVITIES:
    Depreciation................................             0              0       6,198,519       6,198,519
    Amortization of financing fees..............             0              0         306,594         306,594
    Equity in losses of affiliates..............             0        833,670       4,602,096       5,435,766
    Increase in receivable -- Orbital
      Communications Corporation................             0              0        (114,784)       (114,784)
    Increase in receivables -- other............             0              0      (1,155,097)     (1,155,097)
    Increase in inventory.......................             0       (446,684)     (1,304,586)     (1,751,270)
    Increase in accounts payable................     2,270,775      1,786,500         573,111       4,630,386
    Increase (decrease) in deferred revenue.....             0        100,000        (100,000)              0
    Increase (decrease) in accrued expenses.....     7,866,668     (1,750,354)      7,570,941      13,687,255
    Decrease in prepaid contract costs..........     3,740,802              0               0               0
                                                  ------------   ------------   -------------   -------------
      NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES.............................    13,869,183        578,334      (2,903,384)      7,803,331
                                                  ------------   ------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................   (24,722,144)   (38,343,079)    (69,242,301)   (176,232,241)
  Increase in amount due from affiliates........             0       (661,354)     (1,608,321)     (2,269,675)
  Purchase of available-for-sale investments....             0              0     (91,717,823)    (91,717,823)
  Proceeds from sale of available-for-sale
    investments.................................             0              0      40,007,162      40,007,162
  Purchase of held-to-maturity investments......             0              0     (44,814,064)    (44,814,064)
                                                  ------------   ------------   -------------   -------------
      NET CASH USED IN INVESTING ACTIVITIES.....   (24,722,144)   (39,004,433)   (167,375,347)   (275,026,641)
                                                  ------------   ------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term
    debt........................................     5,000,000              0     164,475,000     169,475,000
  Repayment of long-term debt...................             0       (825,570)       (904,811)     (1,730,381)
  Partners' contributions.......................    10,852,961     38,065,265      62,732,777     159,800,000
  Financing fees paid...........................             0     (2,028,646)       (938,761)     (3,450,885)
                                                  ------------   ------------   -------------   -------------
      NET CASH PROVIDED BY FINANCING
         ACTIVITIES.............................    15,852,961     35,211,049     225,364,205     324,093,734
                                                  ------------   ------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................     5,000,000     (3,215,050)     55,085,474      56,870,424

CASH AND CASH EQUIVALENTS:
  Beginning of period...........................             0      5,000,000       1,784,950               0
                                                  ------------   ------------   -------------   -------------

CASH AND CASH EQUIVALENTS:
  End of period.................................  $  5,000,000   $  1,784,950   $  56,870,424   $  56,870,424
                                                  ============   ============   =============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid.................................  $          0   $    425,765   $     346,526   $     772,291
                                                  ============   ============   =============   =============

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  THE ORBCOMM SYSTEM

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership.

     Pursuant to the terms of the Agreement of Limited Partnership of the Company between OCC and Teleglobe Mobile (the "Partnership Agreement"), action by the Company generally requires the approval of General Partners holding a majority of the Participation Percentages held by the General Partners. OCC and Teleglobe Mobile each holds 50% of the Participation Percentages in the Company, with the result that the approval of both OCC and Teleglobe Mobile is generally necessary for the Company to act.

     The Company is a 98% noncontrolling General Partner in ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), two partnerships formed to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively.

  The ORBCOMM System Description

     The Company was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The Company intends to construct and implement the initial 28 satellite ORBCOMM System in two phases: the ORBCOMM Phase 1A System, consisting of the worldwide network control center (including the satellite management system), the U.S. Gateway control center, four U.S. Earth stations and two satellites; and the ORBCOMM Phase 1B System consisting of the ORBCOMM Phase 1A System, three additional planes each consisting of eight satellites and one plane consisting of two high-inclination satellites.

     Orbital is the primary supplier of the communications satellites, launch vehicles and U.S. ground systems and successfully launched the ORBCOMM Phase 1A System satellites in April 1995. The ORBCOMM Phase 1A System began commercial intermittent service in early 1996.

  The System Charge

     OCC is obligated to pay quarterly to the Company a System Charge in consideration of the construction and financing of the ORBCOMM System assets by the Company. Teleglobe Mobile is obligated to pay quarterly to the Company a System Charge in consideration of the Company's grant to Teleglobe Mobile of the right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with entities who become International Licensees.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company is in its development stage, devoting substantially all of its efforts to establishing a new communications business. The Company's planned principal operations are expected to commence in 1998. The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Depreciation and Recoverability of Long-Lived Assets

     Depreciation is provided over an asset's estimated economic useful life using the straight-line method as follows:

Space Segment Assets:         lesser of five years or estimated life of the satellite
Ground Segment Assets:        10 years
Furniture and Equipment:      three to 10 years

     The Company anticipates depreciating the ORBCOMM System over the estimated economic useful lives of the various ORBCOMM System components once the ORBCOMM System is placed in service. The Phase 1A System, which includes the worldwide network control center (including the satellite management system), the U.S. Gateway control center, four U.S. Earth stations and two satellites, was placed in service at the beginning of 1996, at which time the Company began depreciating those assets. The Company anticipates that the ORBCOMM Phase 1B System will become fully operational in 1998.

     The Company's policy is to review its long-lived assets, including its satellite systems, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the sum of the expected future cash flows is less than the carrying amount of the asset. Given the inherent technical and commercial risks within the space communications industry, it is possible that the Company's current estimate for recovery of the carrying amount of its assets may change.

  Investments in Affiliates

     Pursuant to the terms of ORBCOMM USA's and ORBCOMM International's partnership agreements, OCC controls the operational and financial affairs of ORBCOMM USA and Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. The Company, however, significantly influences both marketing partnerships. Accordingly, the Company is accounting for its investments in ORBCOMM USA and ORBCOMM International using the equity method.

     Pursuant to the equity method of accounting, the Company's carrying amount of an investment is initially recorded at cost and is increased to reflect its share of the affiliate's income, and is reduced to reflect its share of the affiliate's losses. The Company's investment is also increased to reflect contributions to, and reduced to reflect distributions from, such affiliates.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded in the accompanying financial statements.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  Investments

     The Company maintains two investment portfolios characterized by management's intentions as to future investment activity. Investments classified as "held-to-maturity" are not intended to be sold prior to maturity and are carried at cost. Investments not intended to be held until maturity are classified as "available-for-sale" and carried at fair value with temporary unrealized gains (losses) charged directly to partners' capital. Investments with maturities of less than one year are classified as short-term investments. Investments maturing after one year are classified as long-term investments. The Company uses the average cost method in determining the basis of investments sold when computing realized gains (losses).

  Inventory

     Inventory is stated at the lower of cost, determined on the specific identification basis, or market and represents subscriber communicators available for sale to customers.

  Fair Value of Financial Instruments

     The carrying value of the Company's cash and cash equivalents, receivables, and accounts payables approximates fair value since all such instruments are short-term in nature. Fair value for the Company's long-term debt is determined based on current rates offered for debt of similar remaining maturities. At December 31, 1995 and 1996, the fair value for the long-term debt approximated carrying value.

  Mobile Communications Satellite System Under Construction

     During the construction of the ORBCOMM System, the Company is capitalizing substantially all such construction costs. The Company is capitalizing a portion of the engineering direct labor costs that relate to hardware and system design development and coding of the software products that enhance the operation of the ORBCOMM System. As of December 31, 1996, approximately $1,244,000 of such costs have been capitalized (none for the year ended December 31, 1995). Additionally, interest costs of approximately $426,000 and approximately $10,030,000 have been capitalized as part of the historical cost of the ORBCOMM System for the years ended December 31, 1995 and December 31, 1996, respectively. Additionally, approximately $9,500 of Revenue Participation Interest (see Note 6, "Long-Term Debt") at the rate of 5% of ORBCOMM System revenue has been capitalized as of December 31, 1996.

  Partners' Capital

     In accordance with the Partnership Agreement, Teleglobe Mobile and OCC are both general and limited partners in the Company. Therefore, limited and general partner accounts are combined into one single capital account and presented as such in the balance sheet and statements of Partners' Capital.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Revenue Recognition

     The Company provided subscriber communicator hardware to ORBCOMM USA and ORBCOMM International at cost. Revenue is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms. Contract revenues and receivables are recognized and accrued as contract costs are incurred. Related contract expenses incurred in providing marketing services in the United States are recognized on the accrual basis of accounting. The Company generally recognizes distribution fees ratably over the term of the agreement, or when the Company's obligations under the agreement are substantially complete.

  Reclassification of Prior Years Balances

     Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

(3)  INVESTMENTS

     Included in cash and cash equivalents is approximately $54,527,000 of commercial paper as of December 31, 1996. The fair value of commercial paper approximates carrying value.

     The following table sets forth the aggregate cost and fair values and gross unrealized gains (losses) of available-for-sale securities as of December 31, 1996 (none for the year ended December 31, 1995):

                                                                   UNREALIZED
                    SECURITIES                      COST         GAINS (LOSSES)     FAIR VALUE
    -------------------------------------------  -----------     --------------     -----------
    Short-Term
      U.S. Treasury Notes......................  $21,152,137        $ 53,788        $21,205,925
      Commercial Paper.........................   10,229,101          (1,636)        10,227,465
                                                 -----------        --------        -----------
         Total short-term investments..........   31,381,238          52,152         31,433,390
                                                 -----------        --------        -----------
    Long-Term
      U.S. Treasury Notes, maturing 2-5
         years.................................   20,329,423          35,564         20,364,987
                                                 -----------        --------        -----------
         Total available-for-sale
           investments.........................  $51,710,661        $ 87,716        $51,798,377
                                                 ===========        ========        ===========

     The following table sets forth the aggregate cost and fair values of held-to-maturity as of December 31, 1996 (none for the year ended December 31, 1995):

                                                                   UNREALIZED
                     SECURITIES                       COST           GAINS        FAIR VALUE
    ---------------------------------------------  -----------     ----------     -----------
    Short-Term
      U.S. Treasury Notes........................  $23,335,992     $  524,909     $23,860,901
    Long-Term
      U.S. Treasury Notes, maturing 2-5 years....   21,478,072        541,807      22,019,879
                                                   -----------     ----------     -----------
         Total held-to-maturity investments......  $44,814,064     $1,066,716     $45,880,780
                                                   ===========     ==========     ===========

     Unrealized gains on held-to-maturity investments represent accrued interest income and unrealized holding gains.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4)  RELATED PARTY TRANSACTIONS

     The Company paid Orbital approximately $11,000,000, $38,000,000, and $56,000,000 for the years ended December 31, 1994, 1995 and 1996, respectively, and approximately $48,000,000 for the period June 30, 1993 (date of inception) through December 31, 1993. Payments were made for work performed pursuant to the ORBCOMM System Design, Development, and Operations Agreement (for the Phase 1A System), the ORBCOMM System Procurement Agreement (for the Phase 1B System) and the Administrative Services Agreement (for provision of ongoing support to the Company).

     In 1995, pursuant to the terms of the ORBCOMM System Design, Development and Operations Agreement, the Company reimbursed OCC $1,375,000 for previous costs incurred in obtaining the FCC License and other related costs. The Company capitalized such costs as part of its Mobile Communications Satellite System.

     At December 31, 1996, the Company had a receivable of approximately $112,000 for a bonus payment to the Company's employees paid on behalf of OCC for employees previously employed by OCC (none for the year ended December 31, 1995).

     Certain provisions of the Partnership Agreement require the Company to reimburse OCC for OCC's repurchase of shares of OCC common stock acquired pursuant to the OCC 1992 Stock Option Plan ("Stock Option Plan"). During 1996, the Company reimbursed OCC approximately $1,100,000 under the Stock Option Plan. Orbital contributed approximately $100,000 to OCC to repurchase such shares. Therefore, the net cash paid to third parties on repurchase of OCC common stock was no greater than $1,000,000 per annum as required by the terms of the Indenture.

(5)  MOBILE COMMUNICATIONS SATELLITE SYSTEM

     The Company's Mobile Communications Satellite System comprises the following assets:

                                                                  DECEMBER 31,
                                                          -----------------------------
                                                              1995             1996
                                                          ------------     ------------
        Space segment...................................  $ 76,643,128     $140,999,409
        Ground segment..................................    29,799,853       33,554,094
        Software........................................       546,959        1,678,738
                                                          ------------     ------------
        Total fixed assets..............................   106,989,940      176,232,241
        Less accumulated depreciation...................             0       (6,198,519)
                                                          ------------     ------------
        Total fixed assets, net of depreciation.........  $106,989,940     $170,033,722
                                                          ============     ============

(6)  LONG-TERM DEBT

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. (the "Issuers") issued $170,000,000 of Senior Notes due in full in 2004 with Revenue Participation Interest (the "Old Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenue and is payable on the Old Notes on each interest payment date subject to certain covenant restrictions. Interest on the Old Notes accrues at the rate of 14% per annum and will be payable semi-annually in arrears on February 15 and August 15 each year, commencing on February 15, 1997.

     All of the Old Notes have been exchanged for an equal principal amount of registered 14% Series B Senior Notes due in full in 2004 with Revenue Participation Interest (the "Notes"). The Notes are substantially similar to the Old Notes except that the Notes are registered under the Securities Act of 1933, as amended, and do not bear legends restricting the transfer thereof. The Notes are fully and unconditionally

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(6)  LONG-TERM DEBT -- (CONTINUED)

guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each a "Guarantor" and collectively the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The guarantee of each Guarantor ranks pari passu in right of payment with all senior indebtedness of such Guarantor and senior in right of payment to all indebtedness expressly subordinated to the guarantee of such Guarantor. The guarantees are non-recourse to the shareholders and/or partners of each Guarantor and no shareholders or partners of any Guarantors will have any liability for any claim under the Notes.

     On closing, the Company used a portion of the net proceeds from the sale of the Old Notes, approximately $44,800,000, to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998 (see Note 3, "Investments").

     The Company also has a $5,000,000 secured note outstanding with a financial institution, which bears interest at 9.2% per annum and is due in monthly principal and interest installments of $104,278 through December 1999. The note is secured by equipment located at certain of the U.S. Earth stations, network control center and satellite control center, and is guaranteed by Orbital.

     Included in other assets is unamortized financing fees incurred for the issuance of the Old Notes of approximately $6,138,000 net of approximately $307,000 amortization cost for the year ended December 31, 1996 (none for the year ended December 31, 1995). Such costs are being amortized over an eight-year period.

                                 EXHIBIT INDEX

         The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

  Exhibit
    No.                                      Description

    23.2 Consent of KPMG Peat Marwick LLP with respect to financial statements of ORBCOMM Global, L.P.