Form 10-Q
period 1997-03-31
ORBITAL SCIENCES CORP /DE/
filed 1997-05-15
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                             For the quarter ended

                                 MARCH 31, 1997


                        ORBITAL SCIENCES CORPORATION


                       Commission file number 0-18287


                DELAWARE                                                    06-1209561
---------------------------------------------                 -------------------------------------
        (State of Incorporation)                                    (IRS Identification number)

        21700 ATLANTIC BOULEVARD
         DULLES, VIRGINIA 20166                                           (703) 406-5000
---------------------------------------------                 -------------------------------------
(Address of principal executive offices)                                (Telephone number)



The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

As of April 30, 1997, 32,109,716 shares of the registrant's common stock were outstanding.

                                     PART 1
                            FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          ORBITAL SCIENCES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                           A S S E T S
                                                           -----------
                                                                                                  MARCH 31,        DECEMBER 31,
                                                                                                     1997             1996
                                                                                                --------------   -----------------
CURRENT ASSETS:
          Cash and cash equivalents                                                                   $29,249             $26,859
          Short-term investments, at market                                                            10,022               5,827
          Receivables, net                                                                            147,381             144,774
          Inventories, net                                                                             23,459              27,159
          Deferred income taxes and other assets                                                        7,723               6,475
                                                                                                ---------------  -----------------
            TOTAL CURRENT ASSETS                                                                      217,834             211,094

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $71,607 and $68,161, respectively                                102,130             102,673

SATELLITE SYSTEMS, AT COST, LESS ACCUMULATED
    depreciation of $1,593 and $1,373, respectively                                                    27,907              25,189

INVESTMENTS IN AFFILIATES, NET                                                                         86,252              86,524

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $16,963 and $15,972, respectively                                 68,688              69,512

DEFERRED INCOME TAXES AND OTHER ASSETS                                                                 12,310               9,720

                                                                                                --------------   -----------------
                      TOTAL ASSETS                                                                   $515,121            $504,712
                                                                                                ==============   =================


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                                   $40,902             $38,519
          Accounts payable                                                                             29,272              25,789
          Accrued expenses                                                                             33,698              32,372
          Deferred revenue                                                                             34,416              30,741
                                                                                                --------------   -----------------
               TOTAL CURRENT LIABILITIES                                                              138,288             127,421

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                          29,346              33,076

OTHER LIABILITIES                                                                                      14,009              15,523
                                                                                                --------------   -----------------
                      TOTAL LIABILITIES                                                               181,643             176,020

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                           (2,356)             (1,810)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
               Series A Special Voting Preferred Stock, one share authorized and outstanding                -                   -
               Class B Preferred Stock,  10,000 shares authorized and outstanding                           -                   -
          Common Stock, par value $.01; 40,000,000 shares authorized,
              32,209,013 and 32,160,598 shares outstanding,
               after deducting 15,735 shares held in treasury                                             322                 322
          Additional paid-in capital                                                                  324,034             323,592
          Unrealized gains (losses) on short-term investments                                              (6)                 14
          Cumulative translation adjustment                                                            (3,865)             (3,681)
          Retained earnings                                                                            15,349              10,255
                                                                                                --------------   -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                             335,834             330,502
                                                                                                --------------   -----------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $515,121            $504,712
                                                                                                ==============   =================


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Unaudited; in thousands, except share data)


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                    ------------------------------------
                                                                                       1997                      1996
                                                                                   ------------             ------------
REVENUES                                                                              $122,112                 $104,894

COSTS OF GOODS SOLD                                                                     88,434                   72,582

                                                                                   ------------             ------------
GROSS PROFIT                                                                            33,678                   32,312

RESEARCH AND DEVELOPMENT EXPENSES                                                        7,012                    6,378
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            19,878                   19,265
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                                                    741                      797

                                                                                   ------------             ------------
INCOME FROM OPERATIONS                                                                   6,047                    5,872


NET INVESTMENT INCOME (EXPENSE)                                                            260                     (635)
EQUITY IN LOSSES OF AFFILIATES                                                          (1,268)                  (2,018)
NON-CONTROLLING INTERESTS IN LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                                           621                      257

                                                                                   ------------             ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                 5,660                    3,476

PROVISION FOR INCOME TAXES                                                                 566                      348

                                                                                   ------------             ------------
NET INCOME                                                                              $5,094                   $3,128
                                                                                   ============             ============



NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                                        $0.16                    $0.12

SHARES USED IN COMPUTING NET INCOME
    PER COMMON AND COMMON EQUIVALENT SHARE                                          32,819,432               27,154,259
                                                                                   ============             ============



NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION                                      $0.16                    $0.12

SHARES USED IN COMPUTING NET INCOME
    PER COMMON SHARE, ASSUMING FULL DILUTION                                        32,819,432               31,050,110
                                                                                   ============             ============



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            -----------------------------
                                                                                                  1997           1996
                                                                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                                                   $5,094          $3,128
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
           PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                Depreciation and amortization expense                                              6,461           6,117
                Equity in losses of affiliates                                                     1,268           2,018
                Non-controlling interests in losses of consolidated subsidiaries                    (621)           (257)
                Foreign currency translation adjustment                                             (184)           (393)
           CHANGES IN ASSETS AND LIABILITIES:
                (Increase) decrease in receivables                                                (5,780)        (10,410)
                (Increase) decrease in inventories                                                 3,700            (106)
                (Increase) decrease in other current assets                                       (1,454)           (526)
                (Increase) decrease in other non-current assets                                   (2,515)         (1,736)
                Increase (decrease) in accounts payable and accrued expenses                       4,892          (7,901)
                Increase (decrease) in deferred revenue                                            4,201          (1,017)
                Increase (decrease) in other liabilities                                          (1,514)         (2,975)
                                                                                            -------------   -------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               13,547         (14,058)
                                                                                            -------------   -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                         (2,995)         (4,040)
     Investments in satellite systems                                                             (1,738)         (1,603)
     Purchases of available-for-sale investment securities                                        (9,454)             --
     Sales of available-for-sale investment securities                                               553           8,543
     Maturities of available-for-sale investment securities                                        4,686              --
     Investments in affiliates                                                                    (1,304)         (7,174)
                                                                                            -------------   -------------
                NET CASH USED IN INVESTING ACTIVITIES                                            (10,252)         (4,274)
                                                                                            -------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of repayments                                                      3,350          12,700
     Principal payments on long-term obligations                                                  (4,697)         (3,452)
     Net proceeds from issuances of common stock to employees                                        442             429
                                                                                            -------------   -------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (905)          9,677
                                                                                            -------------   -------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               2,390          (8,655)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    26,859          15,317
                                                                                            -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $29,249          $6,662
                                                                                            =============   =============




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

BASIS OF PRESENTATION
         In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although the company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

Orbital Sciences Corporation is hereafter referred to as "Orbital" or the "company."

         (1)     Common Stock and Income Per Share

         Income per common and common equivalent share ("primary EPS") is calculated using the weighted average number of common and common equivalent shares, to the extent dilutive, outstanding during the periods. Income per common share assuming full dilution ("fully-diluted EPS") is calculated using the weighted average number of common and common equivalent shares outstanding during the periods. Any reduction of less than three percent in the aggregate has not been considered dilutive in the calculation and presentation of income per common share assuming full dilution.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 provides new procedures for the computation, presentation and disclosure of primary EPS and fully-diluted EPS, simplifying the calculations and making them more comparable with international accounting standards. Pursuant to SFAS No. 128, the company will adopt the new requirements in the fourth quarter of 1997, restating all prior periods. The company expects that the adoption of SFAS No. 128 will not materially impact 1997 EPS or previously reported amounts.

         (2)    Income Taxes

         The company has recorded its interim income tax provision based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

         (3)     Reclassifications

         Certain reclassifications have been made to the 1996 condensed consolidated financial statements to conform to the 1997 condensed consolidated financial statement presentation.

         (4)     Subsequent Events

         On May 8, 1997, the company's subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), completed a private placement of 300,100 shares of convertible preferred stock, raising approximately $30,010,000. On that date, Orbital also increased its common equity investment in ORBIMAGE, bringing its total equity invested to approximately $88,000,000. Pursuant to the terms of the sale of the preferred stock, Orbital no longer controls ORBIMAGE's financial and operational affairs and, accordingly, will no longer consolidate ORBIMAGE's financial results.

         On May 7, 1997, the company borrowed $25,000,000 from a syndicate of six banks under a six-month credit facility. The facility bears interest at approximately 8.25%, and expires on October 24, 1997.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

Statements included in this discussion relating to future revenues, sales, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, and the level of the company's investment in satellite imaging projects and the ORBCOMM business are forward-looking statements that involve risks and uncertainties. Factors that may cause the actual results, performance or achievements of the company to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements include, among other things, general and economic business conditions, launch success, product performance, availability of required capital, market acceptance of new products and technologies and other factors more fully described in Exhibit 99 to this Report on Form 10-Q.

The company's products and services are grouped into three business sectors:
Space and Ground Infrastructure Systems, Satellite Access Products, and Satellite-Delivered Services. Space and Ground Infrastructure includes Launch Systems, Satellites, Electronics and Sensor Systems, and Ground Systems. The company's Satellite Access Products sector consists of satellite-based navigation and communications products. The company's Satellite-Delivered Services sector includes satellite-based, two-way mobile data communications services and satellite-based imagery services.

REVENUES. Orbital's revenues for the three-month periods ended March 31, 1997 and 1996 were $122,112,000 and $104,894,000, respectively.

Space and Ground Infrastructure Systems
Revenues from the company's Space and Ground Infrastructure Systems totaled $106,199,000 and $81,661,000 for the three months ended March 31, 1997 and 1996, respectively. Revenues from the company's launch systems increased to $29,894,000 in the first quarter of 1997, from $19,317,000 in the first quarter of 1996. The significant increase in revenues in 1997 compared to a year ago is attributable to increased revenues from the company's Taurus launch vehicle program, and from the resumption of production and launch of the company's Pegasus launch vehicle. Additionally, the company generated significantly more revenues in the 1997 first quarter for work performed on the X-34 reusable launch vehicle. During 1997, Orbital has carried out six successful space missions, including five suborbital missions and a successful Pegasus launch from the Canary Islands, Spain. Orbital expects total 1997 launch systems revenues to exceed total 1996 launch systems revenues.

For the three months ended March 31, 1997, satellite revenues increased to $30,803,000 from $22,559,000 in the first quarter of 1996. The increase in satellite sales is primarily due to additional revenues generated from new satellite orders received in the second half of 1996. Revenues for the three months ended March 31, 1997 include sales to ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership in which Orbital holds a 50% equity interest, of $11,500,000 as compared to first quarter 1996 sales to ORBCOMM of $13,700,000. The company expects revenues from satellites to continue to exceed 1996 revenues on a quarterly basis, throughout the remainder of 1997.

Revenues from electronics and sensor systems were approximately $28,066,000 for the three months ended March 31, 1997 as compared to $16,479,000 in the comparable 1996 period. The significant increase in revenues is primarily a result of work performed on defense electronics and transportation management systems orders received during the second half of 1996. Orbital expects sales of electronics and sensor systems to continue to exceed 1996 levels, throughout the remainder of 1997 due to the new orders received during the second half of 1996.

Revenues from the company's ground systems products were $17,436,000 in the first quarter of 1997 as compared to $23,306,000 in the 1996 quarter. The 1996 first quarter revenues include approximately $4,500,000 of sales generated by the company's former subsidiary, The PSC Communications Group Inc. ("PSC"); the company sold substantially all the assets of PSC during the fourth quarter of 1996. The remaining slight decrease in ground systems products revenues during the first quarter of 1997 is primarily a result of the company nearing completion of a large defense contract for the Canadian government. The company expects 1997 annual ground systems products revenue to slightly exceed 1996 annual revenues, excluding the revenues attributable to PSC, due to new orders received during the fourth quarter of 1996.

Satellite Access Products
Revenues from sales of navigation and communications products decreased to $15,646,000 for the 1997 first quarter as compared to $22,768,000 for the comparable 1996 period. The first quarter of 1996 reflected strong sales resulting from the company closing out a large number of orders that could not be completed in the previous quarter (fourth quarter of 1995) due to a shortage of available components. Revenues for the first quarter of 1997 are generally consistent with, or higher than, the immediately preceding two quarters. The company anticipates the introduction of several new navigation and communications products during the remainder of 1997. Should such products achieve anticipated market acceptance, the company expects navigation and communications products revenues to increase from the first quarter 1997 amounts.

Satellite-Delivered Services
The company's ORBCOMM and ORBIMAGE start-up businesses generated service revenues of approximately $267,000 in the 1997 first quarter as compared to $465,000 in the first quarter of 1996. Significant revenues from either business are not expected until 1998.

GROSS PROFIT. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the first quarter of 1997 was $33,678,000 as compared to $32,312,000 in the 1996 first quarter. Gross profit margin as a percentage of sales for those periods was approximately 27.6% and 30.8%, respectively. The decreased gross profit margin as a percentage of sales in 1997 is primarily attributable to completing work on certain lower margin launch vehicle contracts and to increased revenues generated from lower margin transportation management systems products. The company expects that its gross profit margin for the remainder of 1997 will be generally consistent with the margin achieved during the first quarter.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended March 31, 1997 and 1996 were $7,012,000 and $6,378,000, respectively. Research and development expenses in both quarters relate primarily to the development of new or improved navigation and communications products, improved launch vehicles and new satellite initiatives. The company expects its research and development expenditures, on a quarterly basis, for the rest of 1997 to be lower than the first quarter of 1997. Additionally, the company expects total 1997 expenditures to be slightly lower than 1996 expenditures both as a percentage of revenues and in absolute dollars.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the first quarters of 1997 and 1996 were $19,878,000 (or 16.3% of revenues) and $19,265,000 (or 18.4% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues during 1997 as compared to 1996 was primarily attributable to substantial revenue growth, particularly in launch vehicles and defense electronics, with only a modest growth in selling, general and administrative expenses. The company expects selling, general and administrative expenses as a percentage of revenues during the remainder of 1997 to be higher than the percentage attained during the first quarter of 1997 but still lower than 1996 levels.

INTEREST INCOME AND INTEREST EXPENSE. Net interest income was $260,000 for the three months ended March 31, 1997 as compared to net interest expense of $635,000 in the 1996 first quarter. Interest income for the periods reflects interest earnings on short-term investments. Interest expense in 1997 is primarily for outstanding amounts on Orbital's revolving credit facilities and on other secured and unsecured debt. In 1996, interest expense included interest on the company's convertible debentures, which were converted to common stock in August 1996. Interest expense has been reduced by capitalized interest of $1,313,000 and $1,682,000 in 1997 and 1996, respectively. The company expects net interest expense for the remainder of 1997 to be less than 1996, primarily as a result of the conversion of the convertible debentures in 1996.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the first quarters of 1997 and 1996 were ($647,000) and ($1,761,000), respectively. These amounts primarily represent (i) elimination of 50% of the profits on sales of infrastructure products to ORBCOMM, (ii) the company's pro rata share of ORBCOMM's and ORBCOMM International Partners L.P.'s current period earnings and losses and (iii) non-controlling shareholders' pro rata share of ORBCOMM USA L.P.'s current period earnings and losses. The company expects ORBCOMM's losses to increase during the remainder of 1997 and further in 1998. As a result, the company expects its share of ORBCOMM Global's losses to increase from 1996 amounts.

Based on the terms of the sale of ORBIMAGE preferred stock discussed below, the company will record its share of ORBIMAGE's start-up losses as Equity in Losses of Affiliates beginning in the second quarter of 1997.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $566,000 and $348,000 for the three month periods ended March 31, 1997 and 1996, respectively. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

At December 31, 1996, Orbital had approximately $120,000,000 and $3,000,000 of net operating loss and tax credit carryforwards, respectively, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.


LIQUIDITY AND CAPITAL RESOURCES

The company's growth has required substantial capital to fund both an expanding business base and significant research and development and capital expenditures. The company has funded these requirements to date, and expects to fund its requirements in the future, through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements, and private and public equity and debt offerings. Additionally, the company has historically made strategic acquisitions of businesses and routinely evaluates potential acquisition candidates. The company expects to continue to pursue potential acquisitions that it believes would enhance its businesses. The company has historically financed its acquisitions, and expects to finance its future acquisitions, through cash on hand, cash generated by operations, the issuance of debt and/or equity securities, and/or asset-based financings.

Cash, cash equivalents and short-term investments were $29,249,000 at March 31, 1997, and the company had short-term and long-term debt obligations outstanding of approximately $70,248,000. The outstanding debt relates primarily to advances under the company's line of credit facilities, secured and unsecured notes, and fixed asset financings.

Orbital's $20,000,000 unsecured note agreement was amended during the first quarter of 1997 primarily to permit future investments by the company in ORBIMAGE. In connection with this amendment, the interest rate on the note was increased from 11 1/2% to 12% effective March 31, 1997.

The company's primary revolving credit facility provides for total borrowings from an international syndicate of six banks ("credit facility bank group") of up to $65,000,000, subject to a defined borrowing base comprised of certain contract receivables. Approximately $5,000,000 of borrowings were outstanding under the facility at March 31, 1997, and the available facility limit was approximately $31,000,000. At March 31, 1997, the average interest rate on outstanding borrowings under this facility was approximately 7.75%. Borrowings are secured by contract receivables and certain other assets. The facility prohibits the payment of dividends and contains certain covenants with respect to the company's working capital, fixed charge ratio, leverage ratio and tangible net worth, and expires in September 1997. The company is currently in discussions with the credit facility bank group to replace the credit facility with a new facility which would include similar terms and provide an increased borrowing capacity. The company (or its subsidiaries) also maintains two additional, smaller revolving credit facilities, under which approximately $29,500,000 was outstanding March 31, 1997. The borrowing capacity of the two additional agreements is approximately $35,000,000.

The company's operations provided net cash of approximately $13,500,000 in the first quarter of 1997. The company expects quarterly cash provided by operations during the remainder of 1997 to be significantly less than the amount achieved during the first quarter. During the first quarter, the company invested approximately $1,310,000 in ORBCOMM (consisting solely of capitalized interest costs), incurred $1,738,000 in capital expenditures related to ORBIMAGE, and incurred approximately $2,995,000 in capital expenditures for office equipment and various spacecraft, launch vehicle and other production and test equipment.

On May 8, 1997, the company's subsidiary, ORBIMAGE, completed a private placement of 300,100 shares of convertible preferred stock, raising approximately $30,010,000. On that date, Orbital also increased its common equity investment in ORBIMAGE, bringing its total equity to approximately $88,000,000.

ORBIMAGE currently expects that it will require approximately $65,000,000 in additional financing to fund fully its current business plan. To the extent some or all of the additional funding can not be raised, Orbital has agreed to provide up to $50,000,000

(up to $30,000,000 by December 31, 1997 and up to $20,000,000 by June 30, 1998)
for two different classes of preferred stock.

On May 7, 1997, the company borrowed $25,000,000 under a six-month credit facility from the credit facility bank group. The facility bears interest at approximately 8.25%, and expires on October 24, 1997. The company anticipates repaying the loan with proceeds from an expanded revolving credit facility with the same bank group.

Orbital expects that its capital needs for the remainder of 1997 will in part be provided by working capital, cash flows from operations, existing and planned credit facilities, customer financings and operating lease arrangements. The company may also consider new debt financings to realign its debt structure and to fund its currently planned operations and capital requirements through 1997.

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

                              ORBITAL SCIENCES CORPORATION


DATED:  May 14, 1997          By:     /s/ David W. Thompson
                                 ---------------------------------------------
                                 David W. Thompson, President
                                 and Chief Executive Officer


DATED:  May 14, 1997          By:     /s/ Jeffrey V. Pirone
                                 ---------------------------------------------
                                 Jeffrey V. Pirone, Senior Vice President
                                 and Principal Financial Officer

                                EXHIBIT INDEX


         The following exhibits are filed as part of this report.

       Exhibit No.                                          Description
       -----------                                          -----------
         10.2.4           Fourth Amendment to NWML Note Agreement, dated as of March 31, 1997.

         10.15.1          Amendment No. 1 to Restated Master Agreement, restated as of September 12,
                          1995, by and among the Company, OCC, Teleglobe Inc. and Teleglobe Mobile
                          Partners filed on August 30, 1996.

          10.19           Orbital Sciences Corporation 1997 Stock Option and Incentive Plan

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