Form 10-Q
period 1997-06-30
ORBITAL SCIENCES CORP /DE/
filed 1997-08-14
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                             For the quarter ended

                                 JUNE 30, 1997


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287

                    DELAWARE                                                   06-1209561
     --------------------------------------                         ---------------------------------
            (State of Incorporation)                                   (IRS Identification number)


            21700 ATLANTIC BOULEVARD
             DULLES, VIRGINIA 20166                                          (703) 406-5000
     --------------------------------------                         ---------------------------------
    (Address of principal executive offices)                               (Telephone number)



The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

As of August 1, 1997, 32,188,046 shares of the registrant's common stock were outstanding.

                                      PART 1
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                   A S S E T S
                                   -----------                                                  JUNE 30,     DECEMBER 31,
                                                                                                  1997          1996
                                                                                              -----------   -------------
CURRENT ASSETS:
          Cash and cash equivalents                                                            $  30,059    $  26,859
          Short-term investments, at market                                                        4,176        5,827
          Receivables, net                                                                       126,116      144,774
          Inventories, net                                                                        40,864       27,159
          Deferred income taxes and other assets                                                   5,257        6,475
                                                                                               ---------    ---------
            TOTAL CURRENT ASSETS                                                                 206,472      211,094

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $70,878 and $69,534, respectively                           114,144      127,862


INVESTMENTS IN AFFILIATES, NET                                                                   174,696       86,524

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $17,716 and $15,972, respectively                            67,980       69,512

DEFERRED INCOME TAXES AND OTHER ASSETS                                                            11,401        9,720

                                                                                               ---------    ---------
                      TOTAL ASSETS                                                             $ 574,693    $ 504,712
                                                                                               =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                            $  62,018    $  38,519
          Accounts payable                                                                        30,848       25,789
          Accrued expenses                                                                        29,797       32,372
          Deferred revenue                                                                        41,115       30,741
                                                                                               ---------    ---------
               TOTAL CURRENT LIABILITIES                                                         163,778      127,421

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                     56,518       33,076

OTHER LIABILITIES                                                                                 15,542       15,523
                                                                                               ---------    ---------
                      TOTAL LIABILITIES                                                          235,838      176,020

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                      (2,920)      (1,810)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
               Series A Special Voting Preferred Stock, one share authorized and outstanding          --           --
               Class B Preferred Stock, 10,000 shares authorized and outstanding                      --           --
          Common Stock, par value $.01; 80,000,000 shares authorized,
              32,269,326 and 32,160,598 shares outstanding,
               after deducting 15,735 shares held in treasury                                        323          322
          Additional paid-in capital                                                             324,510      323,592
          Unrealized gains (losses) on short-term investments                                         (6)          14
          Cumulative translation adjustment                                                       (4,004)      (3,681)
          Retained earnings                                                                       20,952       10,255
                                                                                               ---------    ---------
               TOTAL STOCKHOLDERS' EQUITY                                                        341,775      330,502
                                                                                               ---------    ---------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 574,693    $ 504,712
                                                                                               =========    =========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               FOR THE THREE MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                          --------------------------------------
                                                                                               1997                  1996
                                                                                          ----------------     -----------------
REVENUES                                                                                         $142,226              $116,512

COSTS OF GOODS SOLD                                                                               102,553                83,624

                                                                                          ----------------      ----------------
GROSS PROFIT                                                                                       39,673                32,888

RESEARCH AND DEVELOPMENT EXPENSES                                                                   4,682                 4,953
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                       23,244                19,829
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                                                                           742                   782

                                                                                          ----------------     -----------------
INCOME FROM OPERATIONS                                                                             11,005                 7,324


NET INVESTMENT INCOME (EXPENSE)                                                                        50                  (814)
EQUITY IN LOSSES OF AFFILIATES                                                                     (5,393)               (2,586)
NON-CONTROLLING INTERESTS IN LOSSES
       OF CONSOLIDATED SUBSIDIARIES                                                                   563                   341

                                                                                          ----------------     -----------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                            6,225                 4,265

PROVISION FOR INCOME TAXES                                                                            622                   426

                                                                                          ----------------     -----------------
NET INCOME                                                                                         $5,603                $3,839
                                                                                          ================     =================



NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                                                   $0.17                 $0.14


SHARES USED IN COMPUTING NET INCOME
         PER COMMON AND COMMON EQUIVALENT SHARE                                                32,688,563            27,378,722
                                                                                          ================     =================



NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION                                                 $0.17                 $0.14


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING FULL DILUTION                                              32,743,578            31,303,789
                                                                                          ================     =================




    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                          ----------------------------------------
                                                                                               1997                  1996
                                                                                          ----------------     -----------------
REVENUES                                                                                         $264,338              $221,406

COSTS OF GOODS SOLD                                                                               190,987               156,206

                                                                                          ----------------     -----------------
GROSS PROFIT                                                                                       73,351                65,200

RESEARCH AND DEVELOPMENT EXPENSES                                                                  11,694                11,331
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                       43,122                39,094
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                                                             1,483                 1,579

                                                                                          ----------------     -----------------
INCOME FROM OPERATIONS                                                                             17,052                13,196


NET INVESTMENT INCOME (EXPENSE)                                                                       310                (1,449)
EQUITY IN LOSSES OF AFFILIATES                                                                     (6,661)               (4,604)
NON-CONTROLLING INTERESTS IN LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                                                    1,184                   598

                                                                                          ----------------     -----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                           11,885                 7,741

PROVISION FOR INCOME TAXES                                                                          1,188                   774

                                                                                          ----------------     -----------------
NET INCOME                                                                                        $10,697                $6,967
                                                                                          ================     =================



NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                                                   $0.33                 $0.26

SHARES USED IN COMPUTING NET INCOME
    PER COMMON AND COMMON EQUIVALENT SHARE                                                     32,753,415            27,270,385
                                                                                          ================     =================



NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION                                                 $0.33                 $0.26

SHARES USED IN COMPUTING NET INCOME
    PER COMMON SHARE, ASSUMING FULL DILUTION                                                   32,753,689            31,260,083
                                                                                          ================     =================







    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited; in thousands)

                                                                                FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                             ----------------------------
                                                                                 1997            1996
                                                                             ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                                      $10,697          $6,967
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization expense                                         12,115          11,627
    Equity in losses of affiliates                                                 6,661           4,604
    Non-controlling interests in losses of consolidated subsidiaries              (1,184)           (598)
    Loss (gain) on sale of fixed assets and investments                               --             (17)
    Foreign currency translation adjustment                                         (323)           (415)
   CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in current assets and other non-current assets            1,649          (8,916)
     Increase (decrease) in current and other liabilities                         11,411         (20,168)
                                                                               ----------        --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          41,026          (6,916)
                                                                               ----------        --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (18,656)        (18,638)
  Proceeds from sales of fixed assets                                             34,085              --
  Purchases of available-for-sale investment securities                           (9,720)         (6,222)
  Sales of available-for-sale investment securities                                4,720           9,576
  Maturities of available-for-sale investment securities                           6,631           6,215
  Investments in affiliates                                                      (92,884)        (12,346)
                                                                               ----------        --------
         NET CASH USED IN INVESTING ACTIVITIES                                   (75,824)        (21,415)
                                                                               ----------        --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net of (repayments)                                      (5,210)         30,200
  Principal payments on long-term obligations                                     (5,604)         (4,114)
  Net proceeds from issuance of long-term obligations                             22,893              --
  Proceeds from issuance of short-term bridge loan                                25,000              --
  Net proceeds from issuances of common stock to employees                           919           1,040
                                                                                ---------        --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                37,998          27,126
                                                                                ---------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               3,200          (1,205)

CASH AND CASH EQUIVALENTS, beginning of period                                    26,859          15,317
                                                                                =========        ========
CASH AND CASH EQUIVALENTS, end of period                                         $30,059         $14,112
                                                                                =========        ========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the three-and six-month periods ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

Orbital Sciences Corporation is hereafter referred to as "Orbital" or the "company."

         (1)     Inventories

         Inventories consist of components inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out, or specific identification basis.

         Components inventory consists primarily of components and raw materials purchased to support future production efforts. Work-in-process inventory consist primarily of (i) costs incurred under U.S. Government fixed-price contracts accounted for using the percentage of completion method of accounting applied on a units of delivery basis and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs). Work-in-process inventory has been reduced by contractual progress payments received. Finished goods inventory consists of fully assembled commercial products awaiting shipment.


         (2)     Common Stock and Income Per Share

         Income per common and common equivalent share ("primary EPS") is calculated using the weighted average number of common and common equivalent shares, to the extent dilutive, outstanding during the periods. Income per common share assuming full dilution ("fully-diluted EPS") is calculated using the weighted average number of common and common equivalent shares outstanding during the periods. Any reduction of less than three percent in the aggregate has not been considered dilutive in the calculation and presentation of income per common share assuming full dilution. Subsidiary stock options that enable holders to obtain the subsidiary's common stock pursuant to stock option plans are included in computing the subsidiary's earnings per share, to the extent dilutive. Those earnings per share data are included in the company's consolidated per share computations based on the company's holdings of the subsidiary's stock.

         (3)    Income Taxes

         The company has recorded its interim income tax provision based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

         (4)    Debt

         On June 13, 1997, the company issued a $13,210,000 note to a financial institution. The note bears interest at 7.19%, subject to adjustment, principal and interest are payable monthly over sixty months, and the note is secured by certain equipment located in the company's Germantown, Maryland facilities. On June 19, 1997, the company issued a $10,000,000 note to a financial institution. The note bears interest at 8.64%, principal and interest are payable monthly over sixty months, and the note is secured by certain office, computer and test equipment related to the company's launch vehicle operations in Chandler, Arizona, and Dulles, Virginia.

         Additionally, on June 27, 1997, the company terminated its L-1011 aircraft lease, and purchased the L-1011 aircraft for approximately $9,860,000 from General Electric Capital Corporation ("GECC"). The company financed the purchase with a note to GECC for approximately $9,860,000, which is secured by the aircraft. The note bears interest at 8.4% and principal and interest are payable monthly over 94 months.

         (5)     Reclassifications

         Certain reclassifications have been made to the 1996 condensed consolidated financial statements to conform to the 1997 condensed consolidated financial statement presentation.

         (6)     Investments in Affiliates

         On May 8, 1997, the company's subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), completed a private placement of 300,100 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), raising gross proceeds of $30,010,000. On that date, Orbital also purchased ORBIMAGE common stock, bringing its total equity invested to approximately $89,187,000. On July 3, 1997, ORBIMAGE placed an additional 72,605 shares of Preferred Stock, raising an additional $7,260,500. Each share of Preferred Stock entitles its holder to receive annual cumulative dividends of 12% per annum. The Preferred Stock is convertible into ORBIMAGE common stock in an amount equal to $100 per share of Preferred Stock, divided by the Conversion Price of $4.17 per share of Preferred Stock. The Conversion Price is subject to adjustment under certain circumstances. Pursuant to the terms of the Preferred Stock and the related stockholders' agreement, ORBIMAGE's board is made up of two Orbital nominated directors, two directors nominated by the Preferred Stockholders, and one independent director. Most significant actions require the approval of at least one Orbital nominee and one Preferred Stockholder nominee, with the result that Orbital no longer controls ORBIMAGE's financial and operational affairs and, accordingly, will no longer consolidate ORBIMAGE's financial results. Orbital will use the equity method of accounting for its investment in, and earnings or losses of ORBIMAGE.

         Pursuant to a firm-fixed price contract with ORBIMAGE, Orbital is the primary supplier to ORBIMAGE of imaging satellites, launch services and ground systems. ORBIMAGE's second satellite, OrbView-2, was successfully launched on August 1, 1997. During the quarter ended June 30, 1997, Orbital recorded approximately $33,340,000 of sales to ORBIMAGE pursuant to this contract. Additionally, Orbital provides certain administrative support to ORBIMAGE on a cost-reimbursable basis, including office space, utilities, administrative supplies, management and accounting services, and certain other administrative services on a cost-reimbursable basis. During the quarter ended June 30, 1997, Orbital recorded contract revenues of approximately $2,090,000 pursuant to the administrative services agreement.

         Because ORBIMAGE is capitalizing substantially all of its purchases from Orbital, during the quarter ended June 30, 1997, Orbital eliminated $3,097,000 as equity in earnings (losses) of affiliates, representing 75% of profits on sales to ORBIMAGE.

         (7)    New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128
         ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 provides new procedures for the computation, presentation and disclosure of primary EPS and fully-diluted EPS, simplifying the calculations and making them more comparable with international accounting standards.
         Pursuant to SFAS No. 128, the company will adopt the new requirements in the fourth quarter of 1997, restating all prior periods. The company expects that the adoption of SFAS No. 128 will not materially impact 1997, or previously reported, primary EPS or fully-diluted EPS.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company will adopt the provisions of SFAS No. 130 in 1998. The disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will impact the manner of presentation of the company's financial statements as currently and previously reported. Upon adoption, the company will be required to reclassify previously reported annual and interim financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About
         Segments of an Enterprise and Related Information." SFAS No. 131 establishes new procedures for the determination of a business segment and for the presentation and disclosure of segment information. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS No. 131 also requires the disclosure of selected segment information in interim financial statements. The company will adopt the provisions of SFAS No. 131 in 1998. The company is currently assessing the requirements of SFAS No. 131 and can not currently predict the impact of the statement on segment disclosures.


         (8)    Subsequent Events

         CTA INCORPORATED ACQUISITION. On July 11, 1997, Orbital entered into an agreement to acquire substantially all the assets, including all the stock of certain subsidiaries, and certain liabilities relating to the satellite manufacturing and communications services businesses of CTA INCORPORATED ("CTA"). As consideration, Orbital will (a) pay $12,000,000 in cash and (b) refinance $27,000,000 of outstanding debt related to the acquired business. Total consideration is subject to adjustment based on the difference between net tangible assets as of May 1997 and as of the closing date. The payment at closing is subject to a $3,000,000 holdback by Orbital pending calculation of the net tangible assets. During the five years following the closing, CTA will also be entitled to receive (a) royalties from $500,000 to $3,000,000 per STARbus satellite sale after at least five satellites have been sold (the STARbus satellite is a geosynchronous orbit communications satellite developed by CTA), and (b) 3% of cumulative revenues in excess of $50,000,000 accrued during such period from the acquired GEMtrak transportation management business. The acquisition is subject to government regulatory approval and other customary closing conditions. The transaction is expected to close by mid-August 1997. The company will account for the acquisition using the purchase method of accounting.

         ROCKWELL INTERNATIONAL CORPORATION ACQUISITION. On July 31, 1997, Orbital acquired from Rockwell International Corporation ("Rockwell") the assets and certain liabilities associated with Rockwell's PathMaster automotive navigation product line. Orbital paid approximately $3,550,000 in cash and provided to Rockwell a $4,350,000 note, which bears interest at 6% and is repayable semi-annually over three years. The company will account for the acquisition using the purchase method of accounting.

         DEBT. On August 6, 1997, Orbital amended and restated its existing revolving credit facility (the "facility") to provide for total borrowings from an international syndicate of six banks of up to $100,000,000. The new facility includes the company's subsidiary, Magellan Corporation ("Magellan"), as a borrower. The facility includes a $35,000,000 term loan, which matures July 2001, and a $65,000,000 revolving line of credit, borrowings under which are subject to a defined borrowing base composed of certain receivables of Orbital and its Magellan subsidiary. The principal amount of the term loan is payable in quarterly installments beginning December 31, 1997. In addition, the company is required to reduce borrowings outstanding under the term loan to $25,000,000 to the extent the company receives certain net cash proceeds from the issuance of additional debt or equity or asset sales. The interest rate charged under the facility is a variable rate based on the prime rate or LIBOR. The interest rate on the initial August 1997 borrowing under the facility was approximately 7.2%. The facility restricts the payment of cash dividends and contains certain covenants with respect to the company's working capital levels, fixed charge ratio, leverage ratio and tangible net worth, and expires in August 2001.

         The facility amends and restates the company's previous $65,000,000 revolving credit facility under which no borrowings were outstanding at June 30, 1997. In addition, the facility replaces (i) Magellan's $10,000,000 line of credit under which $7,490,000 was outstanding at June 30, 1997, and (ii) a $25,000,000 six-
         month short-term bridge loan that the company obtained on May 7, 1997, under which $25,000,000 was outstanding at June 30, 1997. In August 1997, the company repaid these outstanding balances with proceeds from the new facility.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

In addition to the historical information contained herein, Management's Discussion and Analysis of Financial Condition and Results of Operations also includes forward-looking statements that involve risks and uncertainties, many of which may be beyond the company's control. These may include, but are not limited to, general and economic business conditions, launch success, satellite and communications product performance, availability of required capital, market acceptance of new products and technologies, performance of the company's affiliates ORBCOMM Global, L.P. ("ORBCOMM") and Orbital Imaging Corporation ("ORBIMAGE"), and U.S. government policies, priorities and funding of programs related to the company's launch, satellite, and electronics and sensor systems lines of business. The actual results that Orbital achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

RECENT DEVELOPMENTS. On July 11, 1997, Orbital entered into an agreement to acquire substantially all the assets, including all the stock of certain subsidiaries, and certain liabilities relating to the satellite manufacturing and communications services businesses of CTA INCORPORATED ("CTA"). Additionally, on July 31, 1997, Orbital acquired from Rockwell International Corporation ("Rockwell") the assets and certain liabilities, associated with Rockwell's PathMaster automotive navigation product line.

The company's products and services are grouped into three business sectors:
Space and Ground Infrastructure Systems, Satellite Access Products, and Satellite-Delivered Services. Space and Ground Infrastructure Systems include Launch Systems, Satellites, Electronics and Sensor Systems, and Ground Systems. The company's Satellite Access Products sector consists of satellite-based navigation and communications products and transportation management systems. The company's Satellite-Delivered Services sector includes satellite-based, two-way mobile data communications services and satellite-based imagery services.

REVENUES. Orbital's revenues for the three-month periods ended June 30, 1997 and 1996 were $142,226,000 and $116,512,000, respectively. Revenues for the six-month periods ended June 30, 1997 and 1996 were $264,338,000 and $221,406,000, respectively. The increase in revenue during these periods is generally reflective of the significant amount of new orders received since 1995.

Revenues for the 1997 second quarter include sales to ORBCOMM, a Delaware limited partnership in which Orbital holds a 50% non-controlling interest, of $15,621,000, as compared to $15,762,000 for the 1996 second quarter. Sales to ORBCOMM for the six-month periods ended June 30, 1997 and 1996 were $27,224,000 and $29,470,000, respectively. Revenues for the 1997 second quarter include sales of approximately $35,429,000 to Orbital Imaging Corporation ("ORBIMAGE"), a Delaware corporation in which Orbital holds a 75% non-controlling interest. No such sales to ORBIMAGE were included in earlier periods.

Space and Ground Infrastructure Systems
Revenues from the company's Space and Ground Infrastructure Systems totaled $122,523,000 and $97,500,000 for the three months ended June 30, 1997 and 1996, respectively, and $228,722,000 and $179,161,000 for the six months ended June 30, 1997 and 1996, respectively.

Revenues from the company's launch systems of $27,223,000 in the second quarter of 1997 were consistent with the $27,554,000 in the second quarter of 1996. Launch system revenues were $57,117,000 for the six months ended June 30, 1997 as compared to $46,817,000 for the comparable 1996 period. The significant increase in year-to-year revenues is attributable to increased revenues from the company's Taurus launch vehicle program, and from the resumption of production and launch of the company's Pegasus launch vehicle in 1997. Additionally, the company was just beginning to perform work under the X-34 reusable launch vehicle program in the first quarter of 1996, and did not generate significant revenues until the second quarter of 1996. Accordingly, the year-to-date 1997 X-34 revenues are significantly higher than the comparable 1996 period, but on a quarter-to-quarter comparison, X-34 revenues are generally consistent. On August 1, 1997, Orbital carried out a successful Pegasus launch, delivering an ORBIMAGE satellite into orbit. So far in 1997, Orbital has carried out seven successful space missions, including five suborbital missions and two Pegasus launches. Orbital expects total 1997 launch systems revenues to exceed total 1996 launch systems revenues.

For the three months ended June 30, 1997, satellite revenues increased to $56,481,000 from $27,982,000 in the second quarter of 1996. Satellite revenues were $87,284,000 for the six months ended June 30, 1997 as compared to $50,541,000 for the comparable 1996 period. The significant increase in satellite sales is primarily due to additional revenues generated from new satellite orders received in the second half of 1996 and from revenues generated by sales to ORBIMAGE. The company expects revenues from satellites to continue to exceed 1996 revenues on a quarterly basis throughout the remainder of 1997, primarily due to work performed on new orders and the acquisition of the satellite business unit from CTA.

Revenues from electronics and sensor systems were $22,172,000 for the three months ended June 30, 1997 as compared to $21,370,000 in the 1996 comparable period. Electronics and sensor systems revenues for the six months ended June 30, 1997 and 1996 were $50,193,000 and $37,849,000, respectively. The increase in revenues is primarily a result of work performed on defense electronics and sensor systems orders received during the second half of 1996 and first quarter of 1997. Orbital expects sales of electronics and sensor systems to continue to exceed 1996 levels, throughout the remainder of 1997 due to the new orders received during the second half of 1996 and in 1997.

Revenues from the company's ground systems products were $16,692,000 in the second quarter of 1997 as compared to $20,593,000 in the 1996 quarter. Ground systems product revenues were $34,128,000 for the six months ended June 30, 1997 as compared to $43,899,000 for the comparable 1996 period. Revenues for the three- and six-month periods ended June 30, 1996 included approximately $4,664,000 and $9,138,000, respectively, of sales generated by the company's former subsidiary, The PSC Communications Group Inc. ("PSC"); the company sold substantially all the assets of PSC during the fourth quarter of 1996. Excluding the decrease attributable to the PSC sale, ground systems revenues increased slightly on a quarter-to-quarter basis, and are consistent on a year-to-year basis. The company expects 1997 annual ground systems products revenue to slightly exceed 1996 annual revenues, excluding the revenues attributable to PSC, due to significant new orders received during the fourth quarter of 1996 and in early 1997.

Satellite Access Products
Revenues from sales of navigation and communications products and transportation management systems increased to $19,899,000 for the 1997 second quarter as compared to $18,688,000 for the comparable 1996 period. Satellite access product revenues were $35,535,000 for the six-months ended June 30, 1997 as compared to $41,456,000 for the comparable 1996 period. The significant decrease in year to year revenues is primarily attributable to increased competition in certain markets for consumer global positioning system ("GPS") products. The company believes that it will continue to experience similar market conditions over the next few quarters. However, the company anticipates the introduction of several new navigation and communication products during the remainder of 1997, which it expects may improve its competitive position. In addition, in August 1997 the company added the PathMaster GPS automotive navigation system product line. Should such products achieve anticipated market acceptance, the company expects that satellite access products revenues will increase on a quarterly basis for the remainder of 1997 as compared to comparable 1996 periods.

Satellite-Delivered Services
The company's ORBCOMM start-up business generated virtually no U.S. service revenues in 1997 or 1996 and is not expected to generate significant revenues until 1998. As a result of the ORBIMAGE private placement transaction, Orbital no longer consolidates ORBIMAGE's service revenues.

GROSS PROFIT. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the second quarter of 1997 was $39,673,000 as compared to $32,888,000 in the 1996 second quarter. Gross profit margin as a percentage of sales for those periods was approximately 27.9% and 28.2%, respectively. The company's gross profit for the first half of 1997 was $73,351,000 as compared to $65,200,000 for the first half of 1996. Gross profit margin as a percentage of sales for those periods was approximately 27.7% and 29.4%, respectively. The decreased gross profit margin as a percentage of sales in 1997 is primarily attributable to (i) completing work on certain lower margin launch vehicle contracts in 1997, (ii) increased revenues generated from lower margin transportation management systems and
(iii) lower margins realized on navigation and communications products as a result of increased competition. These gross profit margin decreases were partially offset by favorable margin trends achieved on certain satellite contracts. The company expects that its gross profit margin for the remainder of 1997 will be generally consistent with the margin achieved during the first half of 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended June 30, 1997 and 1996 were $4,682,000 and $4,953,000, respectively. Research and development expenses during the six-month periods ended June 30, 1997 and 1996 were $11,694,000 and $11,331,000, respectively. Research and development expenses in 1997 and 1996 relate primarily to the development of new or improved navigation and communications products, improved launch vehicles and new satellite initiatives. The company expects total 1997 expenditures to be slightly lower than 1996 expenditures both as a percentage of revenues and in absolute dollars.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the second quarters of 1997 and 1996 were $23,244,000 (or 16.3% of revenues) and $19,829,000 (or 17.0% of revenues), respectively. Selling, general and administrative expenses for the first half of 1997 and 1996 were $43,122,000 (or 16.3% of revenues) and $39,094,000 (or
17.6% or revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues in 1997 is generally reflective of the substantial amount of new orders received during the latter half of 1996 and in 1997. During 1997, Orbital has been largely successful in generating increased revenues from such new orders without corresponding increases to general and administrative costs. Product lines that achieved substantial revenue growth include satellites, launch vehicles and defense electronics. The company expects selling, general and administrative expenses as a percentage of revenues during the remainder of 1997 to be slightly higher than the percentage attained during the first half of 1997, but still lower than 1996 levels.

INTEREST INCOME AND INTEREST EXPENSE. Net interest income was $50,000 for the three months ended June 30, 1997 as compared to net interest expense of $814,000 in the 1996 second quarter. Net interest income during the six-months ended June 30, 1997 was $310,000 as compared to net interest expense of $1,449,000 during the 1996 comparable period. Interest income for the periods reflects interest earnings on short-term investments. Interest expense in 1997 is primarily for outstanding amounts on Orbital's revolving credit facilities and on other secured and unsecured debt. In 1996, interest expense included interest on the company's convertible debentures, which were converted to common stock in August 1996. Interest expense has been reduced by capitalized interest of $2,971,000 and $3,351,000 in 1997 and 1996, respectively. Due to increases in borrowings during the second quarter and further borrowings expected in the third quarter to fund recently announced business acquisitions, the company expects interest expense for the remainder of 1997 to be significantly higher than interest expense in the first half of 1997, but expects total 1997 net interest expense to be slightly less than that in 1996.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES. Equity in losses of affiliates and non-controlling interests in losses of consolidated subsidiaries for the second quarter of 1997 and 1996 were $4,830,000 and $2,245,000, respectively, and $5,477,000 and
$4,006,000 for the six month periods ended June 30, 1997 and

1996, respectively. These amounts primarily represent (i) elimination of 50% and 75% of the profits on sales of infrastructure products to ORBCOMM and ORBIMAGE, respectively, (ii) the company's pro rata share of ORBCOMM's, ORBCOMM International Partners L.P.'s ("ORBCOMM International"), and ORBIMAGE's current period earnings and losses, and (iii) non-controlling shareholders' pro rata share of ORBCOMM USA L.P.'s ("ORBCOMM USA") current period earnings and losses. The company expects ORBCOMM's, ORBCOMM International's, ORBCOMM USA's and ORBIMAGE's start-up losses to continue to increase during the remainder of 1997 and into 1998. As a result, the company expects its share of the ORBCOMM partnerships' losses to increase from 1996 amounts, and expects its share of ORBIMAGE's losses to increase from second quarter 1997 amounts.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $622,000 and $426,000 for the three-month periods ended June 30, 1997 and 1996, respectively. For the six-month periods ended June 30, 1997 and 1996, the company recorded an income tax provision of $1,188,000 and $774,000, respectively. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

At June 30, 1997, cash, cash equivalents and short-term investments were $34,235,000, and the company had short-term and long-term debt obligations outstanding of approximately $118,536,000. The outstanding debt relates primarily to advances under the company's line of credit facilities, secured and unsecured notes, and fixed asset financings.

On August 6, 1997, Orbital amended and restated its existing revolving credit facility (the "facility") to provide for total borrowings from an international syndicate of six banks of up to $100,000,000. This facility includes the company's subsidiary, Magellan Corporation ("Magellan"), as a borrower. The facility contains a $35,000,000 term loan, which matures July 2001, and a $65,000,000 revolving line of credit, borrowings under which are subject to a defined borrowing base composed of certain receivables of Orbital
and its Magellan subsidiary.   The principal amount of the term loan is payable
in quarterly installments beginning December 31, 1997. In addition, the company is required to reduce borrowings outstanding under the term loan to $25,000,000 to the extent the company receives certain net cash proceeds from the issuance of additional debt or equity or asset sales. The interest rate charged under the facility is a variable rate based on the prime rate or LIBOR. The interest rate on the initial August 1997 borrowing under the facility was approximately 7.2%. The facility restricts the payment of cash dividends and contains certain covenants with respect to the company's working capital levels, fixed charge ratio, leverage ratio, and tangible net worth, and expires in August 2001.

The facility amends and restates the company's previous $65,000,000 revolving credit facility under which no borrowings were outstanding at June 30, 1997.
In addition, the facility replaces (i) Magellan's $10,000,000 line of credit under which $7,490,000 was outstanding at June 30, 1997, and (ii) a $25,000,000 six-month short-term bridge loan that the company obtained on May 7, 1997, under which $25,000,000 was outstanding at June 30, 1997. In August 1997, the company repaid these outstanding balances with proceeds from the new facility.

On June 13, 1997, the company issued a $13,210,000 note to a financial institution. The note bears interest at 7.19%, subject to adjustment, principal and interest are payable monthly over sixty months, and the note is secured by certain equipment located in the company's Germantown, Maryland facilities. On June 19, 1997, the company issued an additional $10,000,000 note to a financial institution. The note bears interest at 8.64%, principal and interest are payable monthly over sixty months, and the note is secured by certain office, computer and test equipment related to the company's launch vehicle operations in Chandler, Arizona, and Dulles, Virginia.

Additionally, on June 27, 1997, the company terminated its L-1011 aircraft lease, and purchased the L-1011 aircraft for approximately $9,860,000 from General Electric Capital Corporation ("GECC"). The company financed the purchase with a note to GECC for approximately $9,860,000, which is secured by the aircraft. The note bears interest at 8.4% and principal and interest are payable monthly over 94 months.

The company's operations provided net cash of approximately $41,000,000 in the first half of 1997. The company expects quarterly cash provided by operations during the remainder of 1997 to be significantly less than the amount achieved during the first half of 1997. The company invested approximately $2,900,000 in ORBCOMM (consisting solely of capitalized interest costs), and incurred approximately $18,656,000 in capital expenditures for office equipment, capitalized software and various spacecraft, launch vehicle and other production and test equipment in the first half of 1997. In addition, as a result of the transactions involving ORBIMAGE, the company increased its investment in ORBIMAGE to approximately $89,187,000 during the second quarter.

On May 8, 1997, the company's subsidiary, ORBIMAGE, completed a private placement of 300,100 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), raising gross proceeds of $30,010,000. On that date, Orbital also purchased ORBIMAGE common stock, bringing its total equity invested to approximately $89,187,000. On July 3, 1997, ORBIMAGE placed an additional 72,605 shares of Preferred Stock, raising an additional $7,260,500.

ORBIMAGE currently expects that it will require additional financing to fully fund its current business plan. To the extent some or all of the additional funding can not be raised from third-party investors on specified terms, Orbital has agreed to purchase up to approximately $42,000,000 in preferred stock (up to $22,000,000 by December 31, 1997 and up to an additional $20,000,000 by June 30, 1998) on terms defined in the private placement.

Based on its current assessment of the overall business prospects of ORBIMAGE, the company believes its investment in ORBIMAGE at June 30, 1997 of $89,187,000 is fully recoverable. If, in the future, the ORBIMAGE business is not successful, the company may be required to expense part or all of its investment.

On July 11, 1997, Orbital entered into an agreement to acquire substantially all the assets, including all the stock of certain subsidiaries, and certain liabilities relating to the satellite manufacturing and communications services businesses of CTA. As consideration, Orbital will (a) pay $12,000,000 in cash and (b) refinance $27,000,000 of outstanding debt related to the acquired business. Total consideration is subject to adjustment based on the difference between net tangible assets as of May 1997 and as of the closing date. The payment at closing is subject to a $3,000,000 holdback by Orbital pending calculation of the net tangible assets. The transaction is expected to close by mid-August 1997, and the company expects to fund the acquisition utilizing its existing line of credit. The company will account for the acquisition using the purchase method of accounting.

On July 31, 1997, Orbital acquired from Rockwell the assets and certain liabilities associated with Rockwell's PathMaster automotive navigation product line. Orbital paid approximately $3,550,000 in cash and provided to Rockwell a $4,350,000 note, which bears interest at 6% and is repayable semi-annually over three-years. The company will account for the acquisition using the purchase method of accounting.

Orbital expects that its capital needs for the remainder of 1997, including the payment and refinancing related to the CTA acquisition, will in part be provided by working capital, cash flows from operations, existing credit facilities, customer financings and operating lease arrangements. The company may also consider new debt and equity financings to realign its capital structure and to fund potential capital requirements in 1998 and 1999.

                          ORBITAL SCIENCES CORPORATION
                                    PART II

                               OTHER INFORMATION



ITEM 1.          LEGAL PROCEEDINGS

                 Not applicable.

ITEM 2.          CHANGES IN SECURITIES

                 Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

                 (a) The annual meeting of stockholders of the Company was held on April 24, 1997.

                 (b)      Not applicable.

                 (c)(i) Election of four directors, each serving for a three-year term:

                          Douglas S. Luke
                          ---------------

                          Votes:           For: 26,782,864          Against: 0
                                           Withheld: 198,421        Abstain: 0
                                           Broker Non-Votes: 0

                          John L. McLucas
                          ---------------

                          Votes:           For: 26,779,339          Against: 0
                                           Withheld: 201,946        Abstain: 0
                                           Broker Non-Votes: 0

                          Harrison H. Schmitt
                          -------------------

                          Votes:           For: 26,783,987          Against: 0
                                           Withheld: 197,298        Abstain: 0
                                           Broker Non-Votes: 0

                          Scott L. Webster
                          ----------------

                                  Votes:           For: 26,492,439           Against: 0
                                                   Withheld: 488,846         Abstain: 0
                                                   Broker Non-Votes: 0

                          (i)     Proposal to approve the adoption of an amendment to Section 5 of the Company's Restated
                                  Certificate of Incorporation increasing the number of authorized shares of Common Stock from
                                  40,000,000 o 80,000,000.

                                  Votes:           For: 25,430,097           Against: 1,459,408
                                                   Withheld: 0               Abstain: 91,780
                                                   Broker Non-Votes: 0

                          (i)     Proposal to approve the adoption of the Orbital Sciences Corporation 1997 Stock Option and
                                                                             Incentive Plan.

                                  Votes:           For: 20,797,605           Against: 6,042,032
                                                   Withheld: 0               Abstain: 141,648
                                                   Broker Non-Votes: 0

                          (i)     Proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending December, 1997.

                                  Votes:           For: 26,793,067           Against: 123,797
                                                   Withheld: 0               Abstain: 64,421
                                                   Broker Non-Vote: 0

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


                                     ORBITAL SCIENCES CORPORATION


DATED:  August 13, 1997             By:      /s/ David W. Thompson
                                        ----------------------------------------
                                        David W. Thompson, President
                                        and Chief Executive Officer


DATED:  August 13, 1997             By:      /s/ Jeffrey V. Pirone
                                        ----------------------------------------
                                        Jeffrey V. Pirone, Senior Vice President
                                        and Principal Financial Officer

                                 EXHIBIT INDEX


         The following exhibits are filed as part of this report.

      Exhibit No.                      Description
      -----------                      -----------

          11 Statement re: Computation of Earnings Per Share (transmitted herewith).

          27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10Q, or otherwise subject to the liabilities of Section 18 of the Securities Act of 1934) transmitted herewith).