Form 10-Q
period 1997-09-30
ORBITAL SCIENCES CORP /DE/
filed 1997-11-14
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                               SEPTEMBER 30, 1997


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287


               DELAWARE                                  06-1209561
  -----------------------------------           -----------------------------
       (State of Incorporation)                 (IRS Identification number)

       21700 ATLANTIC BOULEVARD
        DULLES, VIRGINIA 20166                         (703) 406-5000
  -----------------------------------           -----------------------------
   (Address of principal executive                   (Telephone number)
               offices)



The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of October 31, 1997, 32,334,230 shares of the registrant's common stock were outstanding.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                   A S S E T S

                                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                                         1997              1996
                                                                                                    -------------      ------------
CURRENT ASSETS:
          Cash and cash equivalents                                                                   $  19,123         $  26,859
          Short-term investments, at market                                                              19,888             5,827
          Receivables, net                                                                              162,655           144,774
          Inventories, net                                                                               44,089            27,159
          Deferred income taxes and other assets                                                          7,825             6,475
                                                                                                      ---------         ---------
            TOTAL CURRENT ASSETS                                                                        253,580           211,094

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $76,394 and $69,534, respectively                                  127,256           127,862


INVESTMENTS IN AFFILIATES, NET                                                                          181,843            86,524

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $18,655 and $15,972, respectively                                  107,237            69,512

DEFERRED INCOME TAXES AND OTHER ASSETS                                                                   23,259             9,720

                                                                                                      ---------         ---------
                          TOTAL ASSETS                                                                $ 693,175         $ 504,712
                                                                                                      =========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                                   $  26,464         $  38,519
          Accounts payable                                                                               38,369            25,789
          Accrued expenses                                                                               59,185            32,372
          Deferred revenue                                                                               36,560            30,741
                                                                                                      ---------         ---------
               TOTAL CURRENT LIABILITIES                                                                160,578           127,421

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                           179,816            33,076

OTHER LIABILITIES                                                                                         7,599            15,523
                                                                                                      ---------         ---------
                          TOTAL LIABILITIES                                                             347,993           176,020

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                             (3,452)           (1,810)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
               Series A Special Voting Preferred Stock, one share authorized and outstanding                 --                --
               Class B Preferred Stock,  10,000 shares authorized and outstanding                            --                --
          Common Stock, par value $.01; 80,000,000 shares authorized,
               32,269,326 and 32,160,598 shares outstanding,
               after deducting 15,735 shares held in treasury                                               323               322
          Additional paid-in capital                                                                    325,394           323,592
          Unrealized gains on short-term investments                                                         44                14
          Cumulative translation adjustment                                                              (4,209)           (3,681)
          Retained earnings                                                                              27,082            10,255
                                                                                                      ---------         ---------
               TOTAL STOCKHOLDERS' EQUITY                                                               348,634           330,502
                                                                                                      ---------         ---------
                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 693,175         $ 504,712
                                                                                                      =========         =========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)



                                                        FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                       -----------------------------
                                                           1997             1996
                                                       ------------     ------------
REVENUES                                               $    164,670     $    119,571

COSTS OF GOODS SOLD                                         118,655           87,696
                                                       ------------     ------------
GROSS PROFIT                                                 46,015           31,875

RESEARCH AND DEVELOPMENT EXPENSES                             6,476            3,918
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 26,334           20,039
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                                     956              794
                                                       ------------     ------------
INCOME FROM OPERATIONS                                       12,249            7,124


NET INVESTMENT INCOME (EXPENSE)                               1,007              (26)
EQUITY IN LOSSES OF AFFILIATES                               (6,929)          (2,543)
NON-CONTROLLING INTERESTS IN LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                533              396
                                                       ------------     ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                      6,860            4,951

PROVISION FOR INCOME TAXES                                      730              495
                                                       ------------     ------------
NET INCOME                                             $      6,130     $      4,456
                                                       ============     ============


NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE      $       0.18     $       0.15


SHARES USED IN COMPUTING NET INCOME
         PER COMMON AND COMMON EQUIVALENT SHARE          33,347,734       29,803,856
                                                       ============     ============


NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION    $       0.18     $       0.15


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING FULL DILUTION        34,492,637       31,663,151
                                                       ============     ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                         FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                       -----------------------------
                                                           1997             1996
                                                       ------------     ------------
REVENUES                                               $    429,008     $    340,977

COSTS OF GOODS SOLD                                         309,642          243,902

                                                       ------------     ------------
GROSS PROFIT                                                119,366           97,075

RESEARCH AND DEVELOPMENT EXPENSES                            18,170           15,249
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 69,456           59,133
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                       2,439            2,373
                                                       ------------     ------------
INCOME FROM OPERATIONS                                       29,301           20,320


NET INVESTMENT INCOME (EXPENSE)                               1,317           (1,475)
EQUITY IN LOSSES OF AFFILIATES                              (13,590)          (7,147)
NON-CONTROLLING INTERESTS IN LOSSES
    OF CONSOLIDATED SUBSIDIARIES                              1,717              994

                                                       ------------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                     18,745           12,692

PROVISION FOR INCOME TAXES                                    1,918            1,269
                                                       ------------     ------------
NET INCOME                                             $     16,827     $     11,423
                                                       ============     ============


NET INCOME PER COMMON AND COMMON  EQUIVALENT SHARE     $       0.51     $       0.41

SHARES USED IN COMPUTING NET INCOME
    PER COMMON AND COMMON EQUIVALENT SHARE               32,941,540       28,176,215
                                                       ============     ============


NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION    $       0.50     $       0.41

SHARES USED IN COMPUTING NET INCOME
    PER COMMON SHARE, ASSUMING FULL DILUTION             33,960,724       31,575,334
                                                       ============     ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                   FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    -----------------------
                                                                                       1997          1996
                                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                                     $  16,827     $  11,423
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
           PROVIDED BY OPERATING ACTIVITIES:
                Depreciation and amortization expense                                  18,435        17,828
                Equity in losses of affiliates                                         13,590         7,147
                Non-controlling interests in losses of consolidated subsidiaries       (1,717)         (994)
                Gain on sale of fixed assets and investments                               --           (17)
                Foreign currency translation adjustment                                  (528)         (716)
           CHANGES IN ASSETS AND LIABILITIES:
                Increase in current assets and other non-current assets                (2,656)      (11,958)
                Decrease in current and other liabilities                             (15,715)      (21,732)
                                                                                    ---------     ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                              28,236           981
                                                                                    ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (31,757)      (31,548)
     Proceeds from sales of fixed assets                                               34,699            --
     Payments for business combinations                                               (44,116)           --
     Purchases of available-for-sale investment securities                            (25,379)       (9,163)
     Sales of available-for-sale investment securities                                  4,720         9,576
     Maturities of available-for-sale investment securities                             6,631         8,920
     Investments in affiliates                                                       (104,394)      (19,662)
                                                                                    ---------     ---------
                NET CASH USED IN INVESTING ACTIVITIES                                (159,596)      (41,877)
                                                                                    ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of (repayments)                                       (14,712)       38,200
     Principal payments on long-term obligations                                      (22,690)       (6,206)
     Net proceeds from issuance of long-term obligations                              159,223        (2,571)
     Net proceeds from issuances of common stock to employees                           1,803         1,406
                                                                                    ---------     ---------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                             123,624        30,829
                                                                                    ---------     ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (7,736)      (10,067)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         26,859        15,317
                                                                                    ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  19,123     $   5,250
                                                                                    =========     =========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

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




      (2)   Common Stock and Income Per Share

      Income per common and common equivalent share ("primary EPS") is calculated using the weighted average number of common and common equivalent shares, to the extent dilutive, outstanding during the periods. Income per common share assuming full dilution ("fully-diluted EPS") is calculated using the weighted average number of common and common equivalent shares outstanding during the periods plus the effects of an assumed conversion of the company's 5% convertible subordinated notes due October 2002, to the extent dilutive. (See Note 7). Any reduction of less than three percent in the aggregate has not been considered dilutive in the calculation and presentation of fully-diluted EPS. Subsidiary stock options that enable holders to obtain the subsidiary's common stock pursuant to stock option plans are included in computing the subsidiary's earnings per share, to the extent dilutive. Those earnings per share data are included in the company's consolidated per share computations based on the company's holdings of the subsidiary's stock. (See Note 8).


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

      (5)   Investments in Affiliates

      On May 8, 1997, the company's subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), completed a private placement of 300,100 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), raising gross proceeds of $30,010,000. Also on that date, Orbital purchased ORBIMAGE common stock, bringing its total equity invested to approximately $89,187,000. On July 3, 1997, ORBIMAGE placed an additional 72,605 shares of Preferred Stock, raising an additional $7,260,500. Each share of Preferred Stock entitles its holder to receive annual cumulative dividends of 12% per annum. The Preferred Stock is convertible into ORBIMAGE common stock in an amount equal to $100 per share of Preferred Stock, divided by the Conversion Price of $4.17 per share of Preferred Stock. After this transaction, Orbital no longer controls ORBIMAGE's financial and operational affairs and, accordingly, no longer consolidates ORBIMAGE's financial results. Orbital uses the equity method of accounting for its investment in, and earnings or losses of, ORBIMAGE.

      Pursuant to a firm-fixed price contract with ORBIMAGE, Orbital is the primary supplier to ORBIMAGE of imaging satellites, launch services and ground systems. Additionally, Orbital provides certain administrative support to ORBIMAGE on a cost-reimbursable basis. During the three- and nine-months ended September 30, 1997, Orbital recorded sales of approximately $35,915,000 and $71,345,000, respectively, pursuant to these contracts. ORBIMAGE is capitalizing substantially all its purchases from Orbital. During the nine months ended September 30, 1997, Orbital eliminated 75% of its profits on sales to ORBIMAGE, or $2,347,000. Orbital recorded no profits on sales to ORBIMAGE during the quarter ended September 30, 1997.

      (6)  Business Combinations

      CTA INCORPORATED ACQUISITION. On August 15, 1997, Orbital acquired substantially all the assets, including all the stock of certain subsidiaries, and certain liabilities relating to the satellite manufacturing and communications services businesses of CTA INCORPORATED ("CTA"). The financial results of the acquired businesses have been included in the company's consolidated results from August 15, 1997 through September 30, 1997. As consideration, Orbital (i) paid approximately $13,000,000 in cash, including certain post-closing adjustments, and (ii) retired $27,000,000 of outstanding debt related to the acquired business. The company accounted for the acquisition using the purchase method of accounting. The purchase price exceeded fair value of the acquired net assets by approximately $40,533,000. This excess is being amortized on a straight-line basis over 30 years. During the five years following the closing, CTA will also be entitled to receive (i) royalties from $500,000 to $3,000,000 for sales by the company of certain geostationary satellites after five such satellites have been sold by the company, and (ii) 3% of cumulative revenues in excess of $50,000,000 accrued during such period from the terrestrial wireless cargo management system acquired from CTA.

      The following supplemental financial information presents the consolidated results of operations on a pro forma basis, as though the company had acquired CTA on January 1, 1996 (in thousands, except share data):

                                     Nine Months       Nine Months

                                      9/30/96           9/30/97
                                      -------           -------
      Revenue                       $ 405,618         $ 477,073
      Net income                       11,009            18,151
      Earnings per share:
            Primary                       .39               .55
            Fully diluted                 .39               .53


      ROCKWELL INTERNATIONAL CORPORATION ACQUISITION. On July 31, 1997, Orbital acquired from Rockwell International Corporation ("Rockwell") the assets and certain liabilities associated with Rockwell's automotive navigation product line. Orbital paid approximately $3,550,000 in cash and issued Rockwell a $4,350,000 note, which bears interest at 6% and is repayable semi-annually over three years. The company accounted for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $2,262,000, and is being amortized on a straight-line basis over 10 years.

      The CTA and the Rockwell acquisitions may require further adjustments to excess of purchase price over the fair value of the net assets acquired. The purchase price was allocated to the acquired assets and liabilities using preliminary estimates of fair values as of the date of acquisition. The final allocation of purchase price will be determined during the remainder of 1997 when additional information becomes known about certain business assumptions used to estimate fair value.

      (7)   Debt

      On September 16, 1997, Orbital sold $100 million of 5% convertible subordinated notes due October 2002. The notes, which are non-callable for three years, are convertible at the option of the holders, into Orbital common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The sale was made to initial purchasers in the United States ("U.S.") in reliance on an exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and resold by the initial purchasers in the U.S. to "qualified institutional buyers" pursuant to Rule 144A under the Securities Act and outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securites Act. The company used a portion of the proceeds from the sale to pay down outstanding borrowings under its various lines of credit and $10,000,000 on its term loan described below. The balance was invested in short-term instruments.

      On August 6, 1997, Orbital amended and restated its existing revolving credit facility (the "facility") to provide for total borrowings from an international syndicate of six banks of up to $100,000,000. The new facility includes the company's subsidiary, Magellan Corporation ("Magellan"), as a borrower. The facility includes a $35,000,000 term loan, which matures July 2001, and a $65,000,000 revolving line of credit, borrowings under which are subject to a defined borrowing base composed of certain receivables of Orbital and Magellan. The principal amount of the term loan is payable in quarterly installments beginning December 31, 1997. In September 1997, the company reduced borrowings outstanding under the term loan from $35,000,000 to $25,000,000 with proceeds from the convertible notes offering pursuant to the terms of the facility. The interest rate charged under the facility is a variable rate based on the prime rate or LIBOR at the company's election.
      The weighted average interest rate on borrowings outstanding under this facility at September 30, 1997 was 7.2%. The facility restricts the payment of cash dividends and contains certain covenants with respect to the company's working capital levels, fixed charge ratio, leverage ratio and tangible net worth, and expires in August 2001.

      Proceeds from the facility were used to repay and retire (i) Magellan's $10,000,000 line of credit and (ii) a $25,000,000 six-month short-term bridge loan that the company obtained on May 7, 1997.

      On June 13, 1997, the company issued a $13,210,000 note to a financial institution. The note bears interest at 7.19%, subject to adjustment, principal and interest are payable monthly over sixty months, and the note is secured by certain equipment located at the company's Germantown, Maryland facility. In addition, on June 19, 1997, the company issued a $10,000,000 note to a financial institution. The note bears interest at 8.64%, principal and interest are payable monthly over sixty months, and the note is secured by certain office, computer and test equipment related to the company's launch vehicle operations in Chandler, Arizona and Dulles, Virginia.

      Additionally, on June 27, 1997, the company terminated its L-1011 aircraft lease, and purchased the L-1011 aircraft for approximately $9,860,000. The company financed the purchase with a note for approximately $9,860,000, which is secured by the aircraft. The note bears interest at 8.4% and principal and interest are payable monthly over 94 months.


      (8)   New Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 establishes new procedures for the computation, presentation and disclosure of EPS, simplifying the calculations and making them more comparable with international accounting standards. Pursuant to SFAS No. 128, the company will adopt the new requirements in the fourth quarter of 1997, restating all prior periods. The company expects that the adoption of SFAS No. 128 will not materially impact previously reported primary or fully-diluted EPS.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Pursuant to SFAS No. 130, the Company will adopt
      the provisions of SFAS No. 130 in 1998.   The disclosure of comprehensive
      income in accordance with the provisions of SFAS No. 130 will impact the manner of presentation of the company's financial statements as currently and previously reported. Upon adoption, the company will be required to reclassify previously reported annual and interim financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes new procedures for the determination of business segments and for the presentation and disclosure of segment information and requires the disclosure of selected segment information in interim financial statements beginning in 1998. The company is currently assessing the impact of adopting SFAS No. 131. The company currently believes that it will not be required to change the composition of its segments, but that it will be required to report segment financial information more frequently.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

In addition to the historical information contained herein, Management's Discussion and Analysis of Financial Condition and Results of Operations also includes forward-looking statements that involve known and unknown risks and uncertainties and other factors that may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These may include, but are not limited to, general and economic business conditions, launch success, product performance, availability of required capital, market acceptance of new products, services and technologies, the introduction of products and services by competitors, and performance of the company's affiliates, ORBCOMM Global, L.P. ("ORBCOMM") and Orbital Imaging Corporation ("ORBIMAGE").

The company's products and services are grouped into three business sectors:
Space and Ground Infrastructure Systems, Satellite Access Products and Satellite-Delivered Services. Space and Ground Infrastructure Systems include Launch Systems, Satellites, Electronics and Sensor Systems, and Ground Systems. The company's Satellite Access Products sector consists of recreational and vehicle navigation products, communications products and transportation management systems. The company's Satellite-Delivered Services sector includes satellite-based two-way mobile data communications services and satellite-based imagery services.

RECENT DEVELOPMENTS. On September 16, 1997, Orbital sold $100 million of 5% convertible subordinated notes due October 2002. The notes, which are non-callable for three years, are convertible, at the option of the holders, into Orbital common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The sale was made to initial purchasers in the United States ("U.S.") in reliance on an exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and resold by the initial purchasers in the U.S. to "qualified institutional buyers" pursuant to Rule 144A under the Securities Act and outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act.

On August 15, 1997, Orbital acquired substantially all the assets, including all the stock of certain subsidiaries, and certain liabilities relating to the satellite manufacturing and communications services businesses of CTA. The financial results of the acquired businesses have been included in the company's consolidated results from August 15, 1997 through September 30, 1997. As consideration, Orbital (i) paid approximately $13,000,000 in cash, including certain post-closing adjustments, and (ii) retired $27,000,000 of outstanding debt related to the acquired business. The company funded the acquisition utilizing its existing line of credit and cash flows from operations.

On July 31, 1997, Orbital acquired from Rockwell International Corporation ("Rockwell"), the assets and certain liabilities associated with Rockwell's automotive navigation product line. Orbital paid approximately $3,550,000 in cash and provided to Rockwell a $4,350,000 note, which bears interest at 6% and is repayable semi-annually over three years.

REVENUES. Orbital's revenues for the three-month periods ended September 30, 1997 and 1996 were $164,670,000 and $119,571,000, respectively. Revenues for the nine-month periods ended September 30, 1997 and 1996 were $429,008,000 and $340,997,000, respectively. The increase in revenues during these periods is generally reflective of the significant amount of new orders received since 1995, and to a lesser extent, to the revenues generated by the newly acquired satellite manufacturing and communications services businesses of CTA.

Revenues for the 1997 third quarter include sales to ORBCOMM, a partnership in which Orbital holds a 50% non-controlling interest, of $9,493,000 as compared to $4,883,000 for the 1996 third quarter. Sales to ORBCOMM for the nine-month periods ended September 30, 1997 and 1996 were $36,717,000 and $34,353,000, respectively. Revenues for the three-month and nine-month periods ended September 30, 1997 include sales of approximately $35,915,000 and $71,345,000, respectively, to ORBIMAGE, a corporation in which Orbital holds a 75% non-controlling interest. No such sales to ORBIMAGE were included in earlier years. See Note 5 to the Financial Statements.

Space and Ground Infrastructure Systems
Revenues from the company's Space and Ground Infrastructure Systems totaled $149,387,000 and $103,152,000 for the three months ended September 30, 1997 and 1996, respectively, and $378,109,000 and $282,312,000 for the nine months ended September 30, 1997 and 1996, respectively.

Revenues from the company's launch systems of $29,905,000 in the third quarter of 1997 were consistent with the $28,246,000 in the third quarter of 1996. Launch systems revenues were $87,022,000 for the nine months ended September 30, 1997 as compared to $75,117,000 for the comparable 1996 period. The significant increase in year-to-date revenues is attributable to increased revenues from the company's Taurus launch vehicle program, and from the resumption of production and launch of the company's Pegasus launch vehicle in 1997. Additionally, the company was just beginning to perform work on a reusable launch vehicle in the first quarter of 1996, and did not generate significant revenues until the second quarter of 1996. Accordingly, year-to-date 1997 revenues attributable to the reusable launch vehicle are significantly higher than the comparable 1996 period, but on a third quarter-to-third quarter comparison, revenues attributable to the reusable launch vehicle were generally consistent. To date in 1997, Orbital has carried out ten successful space missions, including six suborbital missions and four Pegasus launches. Orbital expects total 1997 launch systems revenues to exceed total 1996 launch systems revenues.

For the three months ended September 30, 1997, satellite revenues increased to $74,485,000 from $29,475,000 in the same quarter of 1996. Satellite revenues were $161,769,000 for the nine months ended September 30, 1997 as compared to $80,016,000 for the comparable 1996 period. The significant increase in satellite sales in 1997 is primarily due to additional revenues generated from new satellite orders received in the second half of 1996 and from 1997 sales to ORBIMAGE. Additionally, current quarter revenues include approximately $22,000,000 of sales attributable to the satellite business unit acquired from CTA on August 15, 1997. The company expects revenues from satellites to continue to exceed 1996 revenues on a quarterly and year-to-date basis throughout 1997, primarily due to work performed on new orders and the acquisition of the satellite business unit from CTA.

Revenues from electronics and sensor systems were $26,915,000 for the three months ended September 30, 1997 as compared to $25,572,000 in the 1996 comparable period. Electronics and sensor systems revenues for the nine months ended September 30, 1997 and 1996 were $77,108,000 and $63,421,000, respectively. The increase in revenues is primarily a result of work performed on defense electronics and sensor system orders received during the second half of 1996 and first quarter of 1997. Orbital expects this revenue trend to continue and, accordingly, expects that 1997 sales of electronics and sensor systems will exceed 1996 levels.

Revenues from the company's ground systems products were $18,802,000 in the third quarter of 1997 as compared to $15,410,000 for the comparable 1996 quarter. Ground systems product revenues were $52,210,000 for the nine months ended September 30, 1997 as compared to $50,178,000 for the comparable 1996 period. Ground systems revenues increased slightly on a quarter-to-quarter basis, and are consistent on a year-to-date basis. The company expects 1997 annual ground systems products revenues to slightly exceed 1996 annual revenues due to significant new orders received during the fourth quarter of 1996 and in early 1997. This business segment also generated revenues for the three- and nine-month periods ended September 30, 1996 of approximately $4,449,000 and $13,580,000, respectively, attributable to the company's former subsidiary, The PSC Communications Group Inc. ("PSC"). The company sold substantially all the assets of PSC during the fourth quarter of 1996.

Satellite Access Products

Revenues from sales of satellite access products decreased slightly to $15,261,000 for the 1997 third quarter as compared to $15,989,000 for the comparable 1996 period. Satellite access product revenues were $50,796,000 for the nine-months ended September 30, 1997 as compared to $57,445,000 for the comparable 1996 period. The significant decrease in year-to-year revenues is primarily attributable to increased competition and changing customer needs in certain markets for recreational global positioning system ("GPS") navigation products. Additionally, the entire GPS market has experienced a general down-turn over the past several quarters, and the company believes that it will continue to experience similar market conditions over the next few quarters. The company anticipates the introduction of several new navigation and communication products during the remainder of 1997 and in 1998, which it expects may improve its competitive position and may result in increased revenue in 1998. In addition, as a result of the Rockwell acquisition in August 1997, the company added automotive navigation systems to its product line, although the company does not anticipate significant sales from this product line until the second half of 1998.

Satellite-Delivered Services

The company's ORBCOMM start-up business generated minimal U.S. service revenues in 1997 and 1996 and is not expected to generate significant revenues until 1998. As a result of the ORBIMAGE private placement transaction (see discussion in Liquidity and Capital Resources section), Orbital no longer consolidates ORBIMAGE's service revenues.


GROSS PROFIT. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the third quarter of 1997 was $46,015,000 as compared to $31,875,000 in the 1996 third quarter. Gross profit margin as a percentage of sales for those periods was approximately 27.9% and 26.7%, respectively. The company's gross profit for the first nine months of 1997 was $119,366,000 as compared to $97,075,000 for the first nine months of 1996. Gross profit margin as a percentage of sales for those periods decreased slightly to approximately 27.8% from 28.5%, respectively. The decreased 1997 gross profit margin is primarily attributable to lower margins realized on satellite access products due to factors related to increased competition and changing customer needs. The lower margins realized in satellite access products were offset, in part, by the release of certain contingency reserves that were no longer needed. The company continues to realize favorable margin trends on certain space infrastructure contracts. These favorable margins helped to partially offset the company's year-to-date decrease in gross profit margin. The company expects that its gross profit margin for the remainder of 1997 will generally be consistent with the margin achieved during the first nine months of 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended September 30, 1997 and 1996 were $6,476,000 (or 3.9% of revenues) and $3,918,000 (or 3.3% of revenues), respectively. Research and development expenses during the nine-month periods ended September 30, 1997 and 1996 were $18,170,000 (or 4.2% of revenues) and $15,249,000 (or 4.5% of revenues), respectively. Research and development expenses in 1997 and 1996 relate primarily to the development of new or improved navigation and communications products, improved launch vehicles and new satellite initiatives. The company expects total 1997 expenditures to be slightly lower than 1996 expenditures as a percentage of revenues, but higher in absolute dollars.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the third quarters of 1997 and 1996 were $26,334,000 (or 16.0% of revenues) and $20,039,000 (or 16.8% of revenues), respectively. Selling, general and administrative expenses for the first nine months of 1997 and 1996 were $69,456,000 (or 16.2% of revenues) and $59,133,000 (or 17.3% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues in 1997 is generally reflective of the increase in revenues due to a substantial amount of new orders received during the latter half of 1996 and in 1997. During 1997, Orbital has been largely successful in generating increased revenues from such new orders without corresponding increases to general and administrative costs. The company expects selling, general and administrative expenses as a percentage of revenues during the remainder of 1997 to be consistent with the percentage attained during the first nine months of 1997, but still lower as a percentage of revenues than 1996 levels.

INVESTMENT INCOME AND INVESTMENT EXPENSE. Net investment income was $1,007,000 for the three months ended September 30, 1997 as compared to net investment expense of $26,000 in the 1996 third quarter. Net investment income during the nine-months ended September 30, 1997 was $1,317,000 as compared to net investment expense of $1,475,000 during the 1996 comparable period. Investment income reflects interest earnings on short-term investments. Interest expense in 1997 is primarily for outstanding amounts on Orbital's revolving credit facilities and on other secured and unsecured debt. In 1996, interest expense included interest on the company's 6-3/4% convertible debentures, which were converted to common stock in August 1996. Interest expense has been reduced by capitalized interest of $4,052,000 and $2,237,000, respectively, for the third quarter of 1997 and 1996, and by $7,024,000 and $5,208,000, respectively, for the first nine months of 1997 and 1996. Due to the issuance of the 5% convertible notes this quarter and other increases in borrowings to fund recent business and asset acquisitions, the company expects interest (expensed and capitalized) for the remainder of 1997 to be significantly higher than interest in the first half of 1997, but expects total 1997 net interest expense to be slightly less than that in 1996.

EQUITY IN LOSSES OF AFFILIATES AND NON-CONTROLLING INTERESTS IN LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in losses of affiliates and non-controlling interests in losses of consolidated subsidiaries for the third quarter of 1997 and 1996 were $6,396,000 and $2,147,000, respectively, and $11,873,000 and
$6,153,000 for the nine month periods ended September 30, 1997 and 1996, respectively. These amounts primarily represent (i) elimination of 50% and 75% of the profits on sales of infrastructure products to ORBCOMM and ORBIMAGE, respectively, and (ii) the company's pro rata share of ORBCOMM's, ORBCOMM International Partners L.P.'s ("ORBCOMM International"), and ORBIMAGE's current period earnings and losses, net of non-controlling shareholders' pro rata share of ORBCOMM USA L.P.'s ("ORBCOMM USA") current period earnings and losses. The company expects the start-up losses of ORBCOMM, ORBCOMM International, ORBCOMM USA and ORBIMAGE to continue to increase during the remainder of 1997 and into 1998. As a result, the company expects its share of the ORBCOMM partnerships' losses to increase from 1996 amounts, and expects its share of ORBIMAGE's losses to increase from year-to-date amounts.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $730,000 and $495,000 for the three-month periods ended September 30, 1997 and 1996, respectively. For the nine-month periods ended September 30, 1997 and 1996, the company recorded an income tax provision of $1,918,000 and $1,269,000, respectively. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

At December 31, 1996, Orbital had approximately $120,000,000 and $3,000,000 of net operating loss and tax credit carryforwards, respectively, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.

LIQUIDITY AND CAPITAL RESOURCES

The company's growth has required substantial capital to fund an expanding business base, as well as significant research and development and capital expenditures. The company has funded these requirements to date, and expects to fund its requirements in the future, through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements, and private and public equity and debt offerings. Additionally, the company has historically made strategic acquisitions of businesses and routinely evaluates potential acquisition candidates. The company expects to continue to pursue potential acquisitions that it believes would enhance its businesses. The company has historically financed its acquisitions, and expects to finance its future acquisitions, through cash on hand, cash generated by operations, the issuance of debt and/or equity securities, and/or asset-based financings.

At September 30, 1997, cash, cash equivalents and short-term investments were $39,011,000, and the company had short-term and long-term debt obligations outstanding of approximately $206,280,000. The outstanding debt consists primarily of $100,000,000 of 5% convertible notes, issued during the current quarter, and of secured and unsecured notes.

On September 16, 1997, Orbital completed the sale of $100 million of 5% convertible subordinated notes due October 2002. The notes, which are non-callable for three years, are convertible, at the option of the holders, into Orbital common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The company used a portion of the proceeds from the sale to pay down outstanding borrowings under its various lines of credit and $10,000,000 on a long-term loan. The balance was invested in short-term instruments.

On August 6, 1997, Orbital amended and restated its existing revolving credit facility (the "facility") to provide for total borrowings from an international syndicate of six banks of up to $100,000,000. The new facility includes Magellan as a borrower. The facility includes a $35,000,000 term loan, which matures July 2001, and a $65,000,000 revolving line of credit, borrowings under which are subject to a defined borrowing base composed of certain receivables of Orbital and Magellan. The principal amount of the term loan is payable in quarterly installments beginning December 31, 1997. In September 1997, the company reduced borrowings outstanding under the term loan from $35,000,000 to $25,000,000 with proceeds from the convertible notes offering pursuant to the terms of the facility. The interest rate charged under the facility is a variable rate based on the prime rate or LIBOR at the company's election. The weighted average interest rate on borrowings outstanding under this facility at September 30, 1997 was 7.2%. The facility restricts the payment of cash dividends and contains certain covenants with respect to the company's working capital levels, fixed charge ratio, leverage ratio and tangible net worth, and expires in August 2001. Proceeds from the facility were used to repay and retire (i) Magellan's $10,000,000 line of credit and (ii) a $25,000,000 six-month short-term bridge loan that the company obtained on May 7, 1997.

The company's operations provided net cash of approximately $28,236,000 in the first nine months of 1997. Although the company's operations generated significant net cash during the first nine months of 1997, the company does not expect significant positive net cash flow from operations in the fourth quarter. The company incurred approximately $31,757,000 in capital expenditures for office equipment, capitalized software and various spacecraft, launch vehicle and other production and test equipment in the first nine months of 1997. The company currently expects 1998 capital expenditures to be at least equal to 1997 expenditures.

On May 8, 1997, ORBIMAGE completed a private placement of 300,100 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), raising gross proceeds of $30,010,000. On that date, Orbital also purchased ORBIMAGE common stock, bringing its total equity invested to approximately $89,187,000. On July 3, 1997, ORBIMAGE placed an additional 72,605 shares of Preferred Stock, raising an additional $7,260,500.

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

In connection with ORBCOMM's issuance in August 1996 of $170,000,000 of Senior Notes due 2004, Orbital and Teleglobe Inc. each agreed, under certain circumstances specified in the indenture governing the Senior Notes, to provide ORBCOMM an aggregate amount not to exceed $15,000,000 in capital contributions or debt financing expressly subordinated to the Senior Notes. ORBCOMM currently believes that it may require some or all of such funding in early 1998.

Orbital expects that its capital needs for the remainder of 1997 will, in part, be provided by working capital, cash flows from operations, existing credit facilities, customer financings and operating lease arrangements. The company may also consider new debt and equity financings to further realign its capital structure and to fund potential capital requirements or acquisitions in 1998. In addition, the company is assessing various equity and financing strategies in certain of its subsidiaries.

                                     PART II

                                OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            On October 31, 1997, the U.S. District Court for the Eastern District of Pennsylvania, pursuant to an agreement between the parties, dismissed with prejudice the action brought by BTG USA, Inc. ("BTG") against Magellan. Pursuant to the agreement, each party agreed to bear its own cost of the action, and BTG further agreed to certain restrictions on its right to litigate against Magellan in the future.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

            Not applicable.

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

            (b) (i) On July 28, 1997, the Company filed a Current Report on Form 8-K, dated July 11, 1997, disclosing that it had entered into an agreement to acquire certain assets, including all stock of certain subsidiaries, relating to the manufacturing and communications services businesses of CTA INCORPORATED (the "CTA Acquisition").

                  (ii) On September 2, 1997, the Company filed a Current Report on Form 8-K, dated August 15, 1997, disclosing that the Company had completed the CTA Acquisition.

                  (iii) On September 9, 1997, the Company filed Amendment No. 1 on Form 8-K/A to its Current Report on Form 8-K, dated August 15, 1997, in order to reflect the Company's determination that the CTA Acquisition was more appropriately reported pursuant to Item 5 rather than Item 2.

                  (iv) On September 12, 1997, the Company filed a Current Report on Form 8-K, dated September 11, 1997, disclosing that it proposed to make an offering of convertible subordinated notes not registered or required to be registered under the Securities Act of 1933, as amended (the "Securities Act").

                  (v) On September 22, 1997, the Company filed a Current Report on Form 8-K, dated September 17, 1997, disclosing that it had completed its sale of $100 million convertible subordinated notes in an offering not registered or required to be registered under the Securities Act.

                  (vi) On October 1, 1997, the Company filed a Current Report on Form 8-K, dated September 16, 1997, disclosing that its $100 million convertible subordinated notes were sold to initial purchasers in the United States in reliance on an exemption under Section 4(2) of the Securities Act, and resold by the initial purchasers in the United States to "qualified institutional buyers" pursuant to Rule 144A under the Act and outside the United States to non-U.S. persons in reliance on Regulation S under that Act.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ORBITAL SCIENCES CORPORATION


DATED:  November 14, 1997          By:   /s/ David W. Thompson
                                      -----------------------------------------
                                        David W. Thompson, President
                                        and Chief Executive Officer


DATED:  November 14, 1997          By:   /s/ Jeffrey V. Pirone
                                      -----------------------------------------
                                        Jeffrey V. Pirone, Senior Vice President
                                        and Principal Financial Officer

                                  EXHIBIT INDEX


      The following exhibits are filed as part of this report.

   Exhibit No.                           Description
   -----------                           -----------

       4.1 Indenture dated as of September 16, 1997 between Orbital Sciences Corporation and Deutsche Bank AG, New York Branch

      10.1 Second Amended and Restated Credit Agreement dated as of August 5, 1997 among Orbital Sciences Corporation, Magellan Corporation, the Banks listed therein and Morgan Guaranty Trust Company of New York as Agent

      10.4 Amended and Restated Security Agreement dated as of June 30, 1992 and amended and restated as of August 5, 1997 among Orbital Sciences Corporation, Morgan Guaranty Trust Company of New York as Collateral Agent and NationsBank, N.A., as Designated Lockbox Bank

     10.4.1 Security Agreement dated as of August 5, 1997 among Magellan Corporation, Morgan Guaranty Trust Company of New York as Collateral Agent and NationsBank, N.A., as Designated Lockbox Bank

       11 Statement re: Computation of Earnings Per Share (transmitted herewith).

       27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).