Form 10-K
period 1997-12-31
ORBITAL SCIENCES CORP /DE/
filed 1998-03-26
CIK 820736

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                   For the fiscal year ended December 31, 1997
                         Commission file number 0-18287

                                  ------------

                          ORBITAL SCIENCES CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               DELAWARE                                    06-1209561
(State of Incorporation of Registrant)             (I.R.S. Employer I.D. No.)

                            21700 ATLANTIC BOULEVARD
                             DULLES, VIRGINIA 20166
                    (Address of principal executive offices)

                                 (703) 406-5000
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, par value $0.01 (quoted on the Nasdaq National Market)

                                  ------------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price as reported on the Nasdaq National Market on March 6, 1998 was approximately $1,390,090,721.

            As of March 24, 1998, 33,035,347 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for fiscal year ended December 31, 1997 (the "Annual Report") are incorporated by reference in Parts I and II of this Report. Portions of the registrant's definitive Proxy Statement dated March 24, 1998 (the "Proxy Statement") are incorporated by reference in Part III of this Report.

===============================================================================

                          ORBITAL SCIENCES CORPORATION

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1997

PART I                                                                                     Page
                                                                                           ----
Item    1.    Business...................................................................     1
Item    2.    Properties.................................................................    11
Item    3.    Legal Proceedings..........................................................    11
Item    4.    Submission of Matters to a Vote of Security Holders........................    11
Item    4A.   Executive Officers of the Registrant.......................................    12

PART II

Item    5.    Market for Registrant's Common Equity......................................    13
Item    6.    Selected Financial Data....................................................    13
Item    7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................................    14
Item    8.    Financial Statements and Supplementary Data................................    14
Item    9.    Changes in and Disagreements with Accountants..............................    14

PART III

Item    10.   Directors and Executive Officers of the Registrant.........................    14
Item    11.   Executive Compensation.....................................................    14
Item    12.   Security Ownership of Certain Beneficial Owners and Management.............    14
Item    13.   Certain Relationships and Related Transactions.............................    14

PART IV

Item    14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............    15

-----------------
Pegasus(R) is a registered trademark and service mark of Orbital Sciences Corporation; Taurus(R) is a registered trademark of Orbital Sciences Corporation; Orbital(SM) is a service mark of Orbital Sciences Corporation; OrbView(R) and ORBIMAGE(R) are registered service marks of Orbital Imaging Corporation; ORBCOMM(R) is a registered service mark of ORBCOMM Global, L.P.; and PathMaster(TM) is a trademark of Magellan Corporation.

ITEM 1.                 BUSINESS

BACKGROUND

            Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "Company") is a leading space and information systems company that designs, manufactures, operates and markets a broad range of space-related products and services. Orbital's products and services are grouped into three general business sectors: Space and Ground Infrastructure Systems, Satellite Access Products and Satellite Services. Space and Ground Infrastructure Systems include launch vehicles, satellites and related space systems, electronics and sensor systems, and ground systems and software. Satellite Access Products include satellite-based navigation and communications products and transportation management systems. Satellite Services include satellite-based two-way mobile data communications and satellite-based imagery services. Orbital operates launch vehicle, satellite and electronics engineering, manufacturing and test facilities in Dulles and McLean, Virginia, Germantown and Greenbelt, Maryland and Chandler, Arizona; a launch vehicle and satellite integration and test facility at Vandenberg Air Force Base, California; a space sensors and instruments facility in Pomona, California; a ground systems facility in Vancouver, British Columbia; and facilities for its navigation and communications products in Sunnyvale and San Dimas, California and Rochester Hills, Michigan.

            Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of Space Systems Corporation and Orbital Research Partners, L.P. Since 1988, the Company has expanded its space-based product lines and services through a number of acquisitions. For example, in 1994, Orbital acquired Fairchild Space and Defense Corporation ("Fairchild") and Magellan Corporation ("Magellan"). The Fairchild acquisition enhanced Orbital's satellite system and subsystem development and production capabilities and expanded Orbital's existing product lines by adding various sophisticated electronics products. Through the Magellan acquisition, Orbital expanded its product lines into the commercial and consumer markets for hand-held receivers for Global Positioning System ("GPS") satellite-based navigation and positioning. In 1995, Orbital acquired MacDonald, Dettwiler and Associates Ltd. ("MDA"), a leading supplier of commercial, satellite-imaging ground stations and related information processing software.

            During 1997, Orbital completed several acquisitions. In July, the Company acquired the GPS automotive navigation product line from Rockwell International Corporation ("Rockwell"). In August, Orbital purchased the space systems and communications service businesses of CTA INCORPORATED ("CTA"), broadening Orbital's satellite production capabilities and enhancing its transportation management systems. In December, Magellan merged with Ashtech Inc. ("Ashtech"), a privately-held developer and supplier of high-performance GPS and related satellite-based navigation products, components and technologies. After the merger, Orbital and former Ashtech security holders own approximately 66% and 34%, respectively, of Magellan.

            In 1992, Orbital established a wholly owned subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), to develop and operate commercial Earth imaging satellites and to market the products derived from such satellites. ORBIMAGE raised equity in private placements of preferred stock in 1997 and 1998, and as a result Orbital owns approximately 60% of ORBIMAGE. Based on certain rights granted to the preferred equity investors, Orbital does not control ORBIMAGE's operational or financial affairs and therefore does not consolidate its results of operations. See "Description of Orbital's Products and Services -- Satellite Services."

            In 1993, the Company's majority-owned subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), an affiliate of Teleglobe Inc., formed ORBCOMM Global, L.P. ("ORBCOMM"), for the design, development, construction, integration, testing and operation of a low-Earth orbit satellite communications system (the "ORBCOMM System"). OCC and Teleglobe Mobile are each 50% general partners in ORBCOMM, and have contributed to ORBCOMM $75,275,000 and $84,525,000, respectively, through December 31, 1997. At December 31, 1997, OCC and Teleglobe Mobile each had a remaining commitment to fund $15,000,000 to ORBCOMM, of which each had funded $7,500,000 through March 23, 1998. Additionally, OCC is a 2% general partner in ORBCOMM USA, L.P. ("ORBCOMM USA") and Teleglobe Mobile is a 2% general partner in ORBCOMM International Partners, L.P. ("ORBCOMM International"), two partnerships formed to market the

ORBCOMM System. ORBCOMM is a 98% general partner in each of the two marketing partnerships. Orbital does not control ORBCOMM's operational or financial affairs and therefore does not consolidate its results of operations.

            For more information related to ORBCOMM and ORBIMAGE, see "Description of Orbital's Products and Services -- Satellite Services."

DESCRIPTION OF ORBITAL'S PRODUCTS AND SERVICES

            The Company's products and services are grouped into three general business sectors: Space and Ground Infrastructure Systems, Satellite Access Products and Satellite Services. Orbital's overall business is not seasonal to any significant extent.

SPACE AND GROUND INFRASTRUCTURE SYSTEMS

            The Company's Space and Ground Infrastructure Systems currently include launch vehicles, satellites and related space systems, electronics and sensor systems, and ground systems and software.

            LAUNCH VEHICLES. The Company has developed and produces the Pegasus and Taurus space launch vehicles that place small satellites into Earth orbit. Orbital's Pegasus launch vehicle is launched from beneath the Company's Lockheed L-1011 aircraft to deploy satellites weighing up to 1,000 pounds into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry payloads weighing up to 3,000 pounds into low-Earth orbit and payloads weighing up to 800 pounds into geosynchronous orbit.

            Each of Orbital's five Pegasus missions in 1997 and one Pegasus mission in 1998 was successful, bringing the Company's total number of Pegasus missions to 20, with an approximate 90% success rate. The 1997 Pegasus launches included a mission for the Spanish national space agency that was the first ever space launch conducted from Western Europe, a successful launch of ORBIMAGE's OrbView-2 remote imaging satellite, and the successful launch of ORBCOMM's first plane of eight communications satellites. In February 1998, the Pegasus successfully launched a satellite for the National Aeronautics and Space Administration ("NASA") and a satellite for Teledesic Corporation ("Teledesic"). Orbital has successfully completed its first two Taurus missions, most recently launching a U.S. Navy satellite and two ORBCOMM satellites in February 1998.

            Customers for Pegasus launch services have included NASA, the U.S. Air Force, ORBCOMM, ORBIMAGE, the Defense Advanced Research Projects Agency ("DARPA") and the national space agency of Brazil. Customers for Taurus launch vehicles have included the U.S. Air Force, the U.S. Navy, South Korea's space agency and ORBCOMM.

            Under a contract with NASA, Orbital is designing and constructing three X-34 unmanned reusable launch vehicles that are being designed to be launched from the Company's L-1011 aircraft. The X-34 will test and demonstrate advanced reusable launch system technologies and materials as part of NASA's program that is focused on the development of next-generation, lower cost reusable launch vehicles. The Company has completed the fundamental design of the X-34 and has begun vehicle fabrication and construction.

            The Company also produces suborbital launch vehicles, which place payloads into a variety of high-altitude trajectories but, unlike space launch vehicles, do not place payloads into orbit around the Earth. The Company's suborbital launch products include suborbital vehicles and their principal subsystems, payloads carried by such vehicles and related launch support installations and systems used in their assembly and operation. Customers typically use the Company's suborbital launch vehicles to launch scientific and other payloads above the atmosphere and for defense-related applications such as target signature and interceptor experiments. The Company's primary customers for suborbital launch vehicles are various branches of the U.S. military. Orbital conducted six successful suborbital launches in 1997 and, since 1982, the Company has performed almost 100 suborbital missions, with an approximate 97% success rate. During 1997, Orbital won a major suborbital contract with the U.S. Air Force to combine surplus government ballistic missile equipment with Pegasus and Taurus launch vehicle technology to conduct up to 24 space launches and suborbital missions over the next several years. Additionally, in 1998, the Company was one of three companies awarded a suborbital launch contract by the U.S. Army with the potential for up to 300 suborbital missions over the next 10 years, to be allocated by the U.S. Army among the three companies.

            SATELLITES AND RELATED SPACE SYSTEMS. The Company designs and produces small and medium-class satellites to be used in low-Earth orbit ("LEO") and small geosynchronous orbit ("GEO") satellites. The Company's satellites are used by various commercial and governmental customers on a wide range of commercial, scientific and military missions. Since 1982, Orbital (including two predecessor companies) has built and delivered more than 50 satellites. In addition, the Company is in the process of designing small and medium-class satellites to be used in medium-Earth orbit ("MEO"). In many cases, Orbital's small satellites have been designed to be integrated with and launched by the Pegasus or Taurus launch vehicles, in order to reduce the cost of the overall system.

            Fifteen Orbital satellites were deployed during 1997 and in 1998 through the date hereof, including ORBIMAGE's OrbView-2 multispectral imaging satellite and ten ORBCOMM communications satellites. Orbital is in the process of constructing 24 additional communications satellites for ORBCOMM and two additional remote imaging satellites for ORBIMAGE. Orbital's medium satellites, such as NASA's TOPEX/Poseidon and the National Oceanic and Atmospherics Administration's Landsat 4 and Landsat 5 satellites, have been in space for a number of years and are used to gather various scientific data, such as ocean topography and Earth imaging information. As a result of the CTA acquisition, Orbital's first GEO satellite was successfully deployed in November 1997. This GEO satellite, owned and operated by MediaCitra Indostar, will provide direct-to-home television in Indonesia.

            Customers for Orbital's satellites have included ORBCOMM, ORBIMAGE, Johns Hopkins University, NASA, the U.S. Air Force and Teledesic. An Orbital satellite was also recently selected by the Canadian Space Agency for a remote imaging satellite project. In 1997, Orbital was selected as the satellite manufacturer to build 17 communications satellites for the Mobile Communications Holdings, Inc. ("MCHI") "Ellipso" global voice satellite communications system. The Company and MCHI are currently in the early stage of negotiations for a definitive procurement agreement. In connection with such procurement agreement, the Company and MCHI are also discussing a possible investment by Orbital in MCHI and/or vendor financing alternatives, which could potentially be significant in amount.

            Orbital also designs and manufactures satellite command and data handling, attitude control and structural subsystems for a variety of government and commercial customers, and provides a broad range of spacecraft design and engineering services as well as specialized analytical engineering services for NASA, the Jet Propulsion Laboratory, the Department of Defense ("DoD"), the Department of Energy and other customers.

            ELECTRONICS AND SENSOR SYSTEMS. Orbital develops, manufactures and markets defense electronics products, including advanced avionics and data management systems for aircraft flight operations and ground support applications. These systems collect, process and store mission-critical data for, among other things, mission planning and flight operations, and manage on-board equipment for strategic and tactical aircraft and similar military platforms. The primary customers for data management systems are the U.S. Navy, the U.S. Air Force and various DoD prime contractors and foreign governments. The Company is the leading supplier of certain avionics systems and products, including mission data equipment for the U.S. Navy and data transfer equipment and digital terrain systems for the U.S. Air Force and foreign military customers. In addition, the Company provides stores management systems, including weapons arming and firing functions for use on tactical aircraft and helicopters. The avionics systems and products are deployed on a number of platforms, including the F-4, F-14, F-15, F-16, F-18 and F-22 aircraft and the LAMPS helicopter.

            Orbital also produces satellite-borne scientific sensors and instruments, such as atmospheric ozone monitoring instruments and environmental sensors. For example, the Company's instruments have successfully operated in space, measuring ozone concentrations around the world. Orbital has also developed and produced an atmospheric monitoring system for use on the proposed International Space Station, and sensors performing similar functions for U.S. Navy nuclear submarines. Orbital is developing sensors for the DoD for use in the detection of the presence of chemical or biological weapons. In addition, Orbital's commercial base of sensor products includes the manufacturing and marketing of sensors that analyze fuel properties in the chemical, biotechnology, pharmaceutical and steel industries.

            GROUND SYSTEMS AND SOFTWARE. Orbital is the leading supplier of turn-key commercial satellite imaging ground stations and is a major provider of advanced image processing software used in such stations. During 1997, Orbital introduced the Fast TRACS mobile satellite ground station, which is a fully transportable satellite ground station that can be rapidly deployed and easily activated. In recent years, the Company's ground systems have also expanded to include software-intensive products designed for air and sea transportation systems, along with a variety of military applications, including naval mine-hunting operations, artillery command and control, radar deception and logistics support.

            The Company develops, provides and upgrades commercial satellite remote imaging ground stations and related information-processing software. Of approximately 30 major non-military imaging satellite ground stations around the world, Orbital has been the prime contractor or a major supplier in the construction of 25 ground stations in 20 countries. These ground stations are designed to receive and process data from the major civil and commercial Earth observation satellites currently in operation. Orbital also develops and markets software that generates and processes imagery from satellites and airborne sensors. Customers for the Company's ground stations and Earth information systems include the European and Canadian space agencies as well as ORBIMAGE, EarthWatch Incorporated ("EarthWatch") and various other commercial and government customers in the United States, Japan, Korea, Saudi Arabia, Brazil, China, Malaysia, Taiwan and the Philippines.

            The Company also produces automated aeronautical information and air traffic control systems. Faster and less expensive to operate than traditional manual systems, automated aeronautical information systems provide pilots and other users with aeronautical and meteorological information on a timely basis. Customers for the Company's aeronautical information systems products include military and civil aviation authorities in various countries such as Australia, Belgium, Canada, Norway, Malaysia and Switzerland.

SATELLITE ACCESS PRODUCTS

            The Company's Satellite Access Products include the satellite-based navigation, positioning and communications products of its Magellan subsidiary, as well as certain of its transportation management systems.

            SATELLITE NAVIGATION, POSITIONING AND COMMUNICATIONS PRODUCTS. Traditionally, Magellan's product line primarily consisted of inexpensive satellite-based navigation and positioning products for commercial and consumer markets, including recreational marine and aviation customers and outdoor recreational customers such as campers, hunters and hikers. In December 1997, Orbital completed the merger of Ashtech with its Magellan subsidiary. With the addition of the Ashtech product lines, Magellan now also develops and manufactures GPS products that are used for professional and other high-precision industrial applications, such as guiding aircraft under low-visibility conditions, monitoring movements of the Earth's surface for researchers, precision surveying for construction projects and urban planning, and natural resource management. In addition, some of Magellan's higher-performance products incorporate technology that provides access to both the U.S. GPS satellites and GLONASS, the comparable Russian satellite navigation system, which improves performance and accuracy.

            In connection with the Ashtech merger, Orbital entered into a stockholders' agreement with certain substantial holders of Ashtech securities (the "Ashtech Holders"). The Ashtech Holders were granted certain rights with respect to Magellan, including, among others, the right to (i) designate two members of Magellan's seven-member board of directors and (ii) demand registration of their Magellan common stock after the earlier of 180 days after an initial public offering of the common stock of Magellan or December 31, 1999.

            In July 1997, Magellan entered the emerging market for GPS-based automotive navigation products with the purchase of the PathMaster product line from Rockwell. PathMaster uses GPS information to provide electronic map guidance to individual motorists. The PathMaster system is currently in use in approximately 8,000 Hertz rental cars and the product design is being enhanced with more functionality and features to address broader private passenger vehicle and rental car markets.

            Magellan also provides satellite telephones used with the INMARSAT satellite system and has developed technology and products for the ORBCOMM satellite data network, including a hand-held messaging communicator combining data communication and GPS features for ORBCOMM customers.

            TRANSPORTATION MANAGEMENT SYSTEMS. In addition, Orbital produces satellite-related vehicle location and fleet management systems that have been used primarily for metropolitan mass transit operators. The ORBTRAC transportation management systems combine GPS vehicle tracking technology with local-area wireless terrestrial communications to help manage public bus and light rail systems, provide for voice and data communications and transmit precise GPS-based location information in emergency situations. Customers for Orbital's transportation management systems include the metropolitan mass transit authorities in Chicago, Oakland, New York City and Baltimore, as well as a number of other state and municipal transit systems and vehicle fleets.

SATELLITE SERVICES

            In Orbital's Satellite Services sector, the Company's ORBCOMM and ORBIMAGE affiliates are developing satellite-based services to address markets for global two-way mobile data communications and digital imagery of the Earth's land surface, oceans, atmosphere and weather conditions.

            ORBCOMM COMMUNICATIONS SERVICES. The ORBCOMM System is designed to provide continuous low-cost monitoring, tracking and messaging communications coverage over most of the Earth's surface. The system is intended to be a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and data messaging services to a broad range of industrial and commercial customers around the world, enabling customers to collect data from multiple locations, track assets on a global basis and transmit and receive messages outside the coverage area of terrestrial services. It is designed to permit subscribers to use inexpensive communicators to send and receive short messages, high-priority alerts and other information, such as the location and condition of automobiles, trucks, railcars, industrial equipment, shipping vessels and other remote assets. The Company expects that the ability to send and receive data and messages without the geographic limitations of existing terrestrial communications systems will stimulate the growth of new markets for satellite-based monitoring, tracking and messaging communications and will be used to supplement terrestrial-based communications systems by providing relatively low-cost wide-area geographic coverage in areas these systems are unable to reach.

            The ORBCOMM System is planned to consist of a constellation of up to 36 small LEO satellites, with a satellite control center that operates and positions the satellites, fixed and mobile communicators used by subscribers to transmit messages to and receive message from the satellites, and the regional ground gateway systems that transmit and control the flow of data and message communications and other information for the system. A gateway generally consists of an Earth-tracking station that sends signals to and receives signals from the satellites and a message switching system that processes the message traffic.

            Since early 1996, ORBCOMM has been providing limited commercial service in the United States, primarily in monitoring and tracking applications, through its first two satellites that were launched in 1995. A plane of eight satellites was launched on a Pegasus launch vehicle in December 1997, and two additional satellites were launched on Orbital's Taurus rocket in February 1998. These satellites are expected to be placed into commercial service in the second quarter of 1998. To date in the in-orbit check-out process, certain of these satellites are generating lower than expected solar power levels, although the Company and ORBCOMM anticipate that such power levels will be sufficient to meet planned service requirements, and certain of these satellites have experienced anomalies in certain radio transmitters. The Company and ORBCOMM believe they have determined the causes of the lower power level and radio transmitter anomalies, which they believe will be corrected in future ORBCOMM satellites, and are developing procedures to minimize the effects of and/or bypass these anomalies on the existing in-orbit ORBCOMM satellites. There can be no assurance that the Company and ORBCOMM will be successful in their efforts or, if unsuccessful, that ORBCOMM's commercial operations would not be adversely affected.

            The next 16 ORBCOMM satellites are expected to be launched by mid-1998, at which time ORBCOMM will begin offering global service to its customers. ORBCOMM is scheduled to expand its real-time global service with the launch of eight additional satellites in mid-1999. Under the ORBCOMM System Procurement Agreement between Orbital and ORBCOMM (the "ORBCOMM Procurement Agreement"), Orbital is completing construction of, and will launch, the remaining 24 satellites, all on a fixed-price basis. Consistent with industry practices for similar contracts, the ORBCOMM Procurement Agreement contains certain performance incentives with respect to the satellites and their launches.

            There are currently four operational U.S. gateway Earth stations located in New York, Washington, Arizona and Georgia. Gateways are also planned to be owned and operated by ORBCOMM licensees in strategic locations around the world. For example, a gateway Earth station located in Italy has successfully completed acceptance testing and is now in pre-commercial service, and gateway Earth stations are under construction in South Korea and Japan. ORBCOMM has agreements with several manufacturers, including Magellan, for the development and manufacture of hand-held communicators and various types of industrial communicators that monitor fixed and mobile assets. Subscriber communication manufacturers also include Panasonic and Scientific Atlanta.

            Orbital developed the "ORBCOMM" concept in 1990, and formed the ORBCOMM partnership in 1993 with Teleglobe Mobile for the design, development, construction, integration, testing and operation of the ORBCOMM System. OCC and Teleglobe Mobile each hold a 50% interest in ORBCOMM and have invested approximately $75,000,000 and $85,000,000, respectively, through December 31, 1997. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA and ORBCOMM International, each with the exclusive right to market the ORBCOMM System in the U.S. and internationally, respectively.

            Pursuant to the terms of the partnership agreements, (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM, (ii) OCC indirectly holds a 51% interest in ORBCOMM USA, with the result that OCC controls the operational and financial affairs of ORBCOMM USA, and (iii) Teleglobe Mobile indirectly holds a 51% interest in ORBCOMM International, with the result that Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since OCC is unable to control, but is able to exercise significant influence over, ORBCOMM's and ORBCOMM International's operating and financial policies, the Company accounts for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting. Since OCC is able to control the operational and financial affairs of ORBCOMM USA, the Company consolidates ORBCOMM USA's results of operations.

            In accordance with the equity method of accounting, Orbital recognizes 100% of the revenues earned and costs incurred on sales of products and services to ORBCOMM. The Company also recognizes as equity in earnings (losses) of affiliates its proportionate share of ORBCOMM's profits and losses. ORBCOMM is currently capitalizing substantially all system construction costs, including amounts paid to Orbital. To the extent ORBCOMM capitalizes its purchases from Orbital, the Company eliminates as equity in earnings (losses) of affiliates approximately 50% (the Company's current equity ownership in ORBCOMM) of its profits and losses from sales to ORBCOMM.

            The Company believes that ORBCOMM, which has a highly leveraged capital structure, will require additional funding in 1998, and ORBCOMM is currently in the process of exploring financing alternatives to complete the construction of the ORBCOMM System and to fund its initial operations. Such alternatives include, but are not limited to, additional capital contributions from its existing partners, vendor financing, equity or debt transactions and other strategic alternatives. There can be no assurance that any financing will be completed or be available on terms commercially acceptable to ORBCOMM. Orbital is committed to provide up to an additional $15,000,000 to ORBCOMM, of which $7,500,000 has been funded so far in 1998. In addition, Orbital has provided approximately $24,000,000 in vendor financing to ORBCOMM (one-half of which has been advanced to Orbital by an affiliate of Teleglobe Inc.) and expects this amount to increase.

            Orbital anticipates that start-up of the ORBCOMM System will produce substantial operating losses for several more years. The ORBCOMM System is subject to various technological risks and limitations inherent in any satellite-based communications system. Even if the ORBCOMM System is fully constructed and operational, there can be no assurance that an adequate market will develop for ORBCOMM services, that ORBCOMM will achieve profitable operations or that Orbital will recover its past or anticipated investment in ORBCOMM.

            ORBIMAGE IMAGERY SERVICES. ORBIMAGE operates, and is further developing, a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface (land and oceans), the atmosphere and weather conditions. Small Earth-viewing satellites and related sensors and instruments placed in low-Earth orbits are planned to offer cost-efficient image collection and processing, together with daily global coverage and high-resolution imaging quality.

            In April 1995, ORBIMAGE launched its first satellite, OrbView-1, which provides dedicated weather-related imagery and meteorological products to NASA and other U.S. government-related users. ORBIMAGE's second satellite, OrbView-2, was launched in August 1997 on a Pegasus vehicle and is used by ORBIMAGE to deliver high-quality multi-spectral (color and infra-red) ocean imagery and land surface imagery to government and commercial customers. ORBIMAGE is in the process of completing the design of two high-resolution imaging satellites, OrbView-3 and OrbView-4, which are being developed to provide high-spatial resolution and, in the case of OrbView-4, hyper-spectral (enhanced color and infra-red) imagery. OrbView-3 and OrbView-4 are scheduled to be launched in 1999 and 2000, respectively. The Company believes that OrbView-3 and OrbView-4 will be among the first commercial satellites with high-resolution imagery capability and that OrbView-4 will be the world's first satellite with commercially available hyper-spectral capability.

            Under the ORBIMAGE System Procurement Agreement between Orbital and ORBIMAGE (the "ORBIMAGE Procurement Agreement"), Orbital is designing, manufacturing and providing the launch service for the OrbView-3 and OrbView-4 satellites, and is constructing the related ground segment, generally on a fixed-price basis. Consistent with industry practices for similar contracts, the ORBIMAGE Procurement Agreement contains certain performance incentives with respect to the satellites and their launches. Orbital also provides ORBIMAGE with general, administrative and technical support pursuant to an Administrative Services Agreement. These services are provided on a cost-reimbursable basis or, in some cases, a cost plus fee basis.

            In February 1998, ORBIMAGE completed a private financing of $150,000,000 of units consisting of 11 5/8% Senior Notes due 2005 and warrants to purchase an aggregate of approximately 3% of ORBIMAGE's outstanding common stock. Concurrently, the existing preferred stockholders in ORBIMAGE exercised an option to purchase additional preferred stock of ORBIMAGE, resulting in net proceeds to ORBIMAGE of approximately $21,000,000.

            Currently, Orbital owns approximately 60% of ORBIMAGE, with the remainder owned by a group of preferred stockholders. As a result of certain rights granted to the preferred stockholders, including the right to elect certain directors and have such directors participate in significant management decisions, Orbital does not control the operational and financial affairs of ORBIMAGE. As a consequence, Orbital accounts for its investment in ORBIMAGE using the equity method, recognizing revenues earned and costs incurred on sales of products and services and its proportionate share (approximately 75% at December 31, 1997 and approximately 60% following the February 1998 transactions described in the preceding paragraph) of ORBIMAGE profits and losses, in the manner described above under "-- ORBCOMM Communications Services." In addition, the preferred stockholders have certain demand registration rights with respect to their shares after June 30, 2002. As of December 31, 1997, Orbital had invested approximately $89 million in ORBIMAGE. Orbital anticipates that ORBIMAGE will incur operating losses at least in the near term. There can be no assurance that an adequate market will develop for ORBIMAGE's products and services, that it will achieve profitable operations or that Orbital will recover its investment in ORBIMAGE.

                              *     *     *     *

            Financial information about the Company's products and services, domestic and foreign operations and export sales is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and

Notes to the Company's Consolidated Financial Statements set forth in the Company's Annual Report, and is incorporated herein by reference.


COMPETITION

            Orbital believes that competition for sales of its products and services is based on performance and other technical features, reliability, scheduling, customization and price.

            The primary domestic competition for the Pegasus and Taurus launch vehicles comes from the Athena launch vehicles developed by Lockheed Martin Corporation ("Lockheed"). In addition, Pegasus may face competition from launch systems derived from U.S. government surplus ballistic missiles. The Israeli Shavit vehicle and other potential foreign launch vehicles could also pose competitive challenges to Pegasus, although U.S. government policy currently prohibits the launch of foreign vehicles from U.S. territory. Competition for Taurus could come from surplus Titan II launch vehicles, although a very limited inventory remains, and from the Russian Cosmos SL-8 launch vehicle. Competition to Pegasus and Taurus vehicles also exists in the form of partial or secondary ("piggyback") payload capacity on larger boosters such as the Ariane, Atlas and Delta launch vehicles. Orbital's primary competitors in the suborbital launch vehicle product line are Coleman Research Corporation, Lockheed and Space Vector Corporation.

            The Company's satellites and satellite subsystems products compete with products and services produced or provided by government entities and numerous private entities, including TRW Inc., Ball Aerospace and Technology Corporation, Lockheed, GM Hughes Electronics Corporation ("Hughes"), Spar Aerospace Limited and Spectrum Astro, Inc. The Company's airborne and ground-based electronics systems, including defense-oriented data management systems, defense-oriented avionics products and imagery processing systems, aviation systems and space sensors and instruments face competition from several established manufacturers, including Smiths Industries, Lockheed Sanders and Honeywell Inc. The Company's main competitors in the area of satellite ground stations include Datron Systems Inc., Matra Marconi Space N.V. and Raytheon Corp. The Company's Satellite Access Products primarily face competition from Trimble Navigation Ltd., Garmin International, Lowrance Electronics, Philips Automotive Electronics, Alpine Electronics and several other producers. The main competitors with Orbital's transportation management systems are Rockwell, Harris Corporation and TMS (Raytheon).

            ORBCOMM, which provides satellite-based data communications services, may face competition from numerous existing and proposed satellite-based and terrestrial systems providing data communications services. ORBIMAGE may face competition from U.S. and foreign governmental entities, and private entities including Space Imaging EOSAT, EarthWatch and SPOT Image, that provide or are seeking to provide satellite-based or aerial imagery products.

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


RESEARCH AND DEVELOPMENT

            The Company expects to continue to invest in product-related research and development, to conceive and develop new products and services, to enhance existing products and services and to seek customer and, where appropriate, strategic partner investments in these products and services. Orbital's research and development expenses, excluding direct customer-funded development, were approximately $26.4 million, $22.2 million and $28.5 million, respectively, for the fiscal years ended December 31, 1997, 1996 and 1995.

PATENTS AND TRADEMARKS

            Orbital relies, in part, on patents, trade secrets and design and production know-how to develop and maintain its competitive position and technological advantage. The Company holds U.S. and foreign patents relating to the Pegasus vehicle, U.S. patents relating to certain components of the ORBCOMM satellites, U.S. patents relating to certain of its GPS products, as well as patents for other systems and products produced by the Company. The Company also has various pending patent applications relating to Pegasus, the ORBCOMM System and its GPS products along with other products. Certain of the trademarks and service marks used in connection with the Company's products and services have been registered with the U.S. Patent and Trademark Office, the Canadian Intellectual Property Office and certain other foreign trademark authorities.


COMPONENTS, RAW MATERIALS AND CARRIER AIRCRAFT

            Orbital purchases a significant percentage of its product components, including rocket propulsion motors, structural assemblies, electronic equipment and computer chips, from third parties. Orbital also occasionally obtains from the U.S. government parts and equipment that are used in the production of the Company's products or in the provision of the Company's services. Orbital has not experienced material difficulty in obtaining product components or necessary parts and equipment and believes that alternative sources of supply would be available, although increased costs and possible delays could be incurred in securing alternative sources of supply. The Company's ability to launch its Pegasus vehicle, the X-34 vehicle and certain new suborbital vehicles depends on the availability of an aircraft with the capability of carrying and launching such launch vehicles. In June 1997, Orbital purchased the modified Lockheed L-1011 used for its Pegasus vehicle. Prior to that date, Orbital had leased the L-1011 since 1991 from a commercial lending institution. In the event that the L-1011 were to be unavailable, Orbital would experience significant delays, expenses and loss of revenues as a result of having to acquire and modify a new carrier aircraft.


U.S. GOVERNMENT CONTRACTS

            During 1997, 1996 and 1995, approximately 38%, 45% and 40%, respectively, of the Company's total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors. Most of Orbital's U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies or the imposition of budgetary constraints could materially adversely affect Orbital's financial condition or results of operations. Agencies within the U.S. government and commercial customers to which sales by the Company accounted for ten percent or more of the Company's consolidated 1997 revenues were NASA, DoD and ORBIMAGE.

            The accuracy and appropriateness of Orbital's direct and indirect costs and expenses under its contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate agencies of the U.S. government. These agencies have the right to challenge Orbital's cost estimates or allocations with respect to any such contract. Additionally, a substantial portion of payments to the Company under U.S. government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Orbital believes that any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on its financial condition or results of operations. Since Orbital's inception, it has not experienced any material adjustments as a result of any such inquiries or audits.

            Orbital's major contracts with the U.S. government fall into three categories: firm fixed-price contracts, fixed-price incentive fee contracts and cost-plus-fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Risk of loss due to increased cost, therefore, is borne by the Company, although some of this risk may be passed on to subcontractors. Under fixed-price government contracts, Orbital may receive progress payments, generally in an amount equal to between 80% and 95% of monthly costs and profits, or it may receive milestone payments upon the occurrence of certain program achievements, with final payments occurring at project completion.

Fixed-price incentive fee contracts provide for sharing by the customer and the Company of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by the Company, although some of this risk may be passed on to subcontractors. Under a cost-plus-fee contract, Orbital recovers its actual allowable costs incurred and receives a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the U.S. government's subjective evaluation of the Company's performance in terms of the criteria stated in the contract.

            All Orbital's U.S. government contracts and, in general, its subcontracts with the U.S. government's prime contractors provide that such contracts may be terminated at will by the U.S. government or the prime contractor (at the request of the U.S. government), respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which the Company would be required to suspend production. In the event of a termination at will, Orbital would normally be entitled to recovery of the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. The Company from time to time experiences contract suspensions and terminations.

REGULATION

            The ability of Orbital to pursue its business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation (the "DoT") and operation by Orbital of its L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Construction, launch and operation of commercial communications satellites, including the satellite-based two-way data communications network to be provided by ORBCOMM, require licenses from the U.S. Federal Communications Commission (the "FCC") and frequently require the approval of international and individual country regulatory authorities. ORBCOMM has its necessary FCC regulatory authority to operate its system but still must obtain certain foreign regulatory approvals. In addition, commercial remote imagery satellite systems such as ORBIMAGE require licenses from the U.S. Department of Commerce (the "DoC") and the FCC for the construction, launch and operation of remote imaging satellites. ORBIMAGE has its DoC remote sensing licenses and has filed an application with the FCC for a license to construct, launch and operate the OrbView-3 and OrbView-4 satellites. Exports of Orbital's products, services and technical information frequently require licenses from the U.S. Department of State or the DoC. There can be no assurance that the Company will continue to be successful in its efforts to obtain necessary licenses or regulatory approvals. The inability of the Company, ORBCOMM or ORBIMAGE to secure any necessary licenses or approvals could have a material adverse effect on the financial condition or results of operations of the Company.

BACKLOG

            Orbital's contract backlog is attributable to its Space and Ground Infrastructure Systems business. The Company's firm backlog at December 31, 1997 and 1996 was approximately $1,040,000,000 and $710,000,000, respectively. As of December 31, 1997, approximately 50% of the Company's backlog was with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded in the amounts of approximately $435,000,000 and $265,000,000 as of December 31, 1997 and 1996, respectively. Approximately $550,000,000 of backlog is currently scheduled to be performed beyond 1998. Firm backlog excludes unexercised contract options and undefinitized contracts having an aggregate potential contract value at December 31, 1997 of approximately $1,900,000,000.

EMPLOYEES

            As of December 31, 1997, Orbital had nearly 4,000 full-time permanent employees. The Company does not have any collective bargaining agreements with its employees and believes its employee relations are good.


ITEM 2.                 PROPERTIES

            Orbital owns or leases over 1.5 million square feet of office, engineering and manufacturing space in various locations throughout the world. In 1993, Orbital entered into a 12-year lease agreement for approximately 100,000 square feet of office and engineering space in Dulles, Virginia, which serves as its corporate headquarters. The Company owns an approximately 59,200 square-foot satellite development facility on land adjacent to the Dulles office facility for engineering and manufacturing space. Orbital also leases approximately 73,000 square feet of office, engineering and manufacturing space in McLean, Virginia; 350,000 square feet of office, engineering and manufacturing space in Germantown, Maryland; 310,000 square feet of office, engineering and manufacturing space in Chandler, Arizona; 181,000 square feet of office and engineering space in Richmond, British Columbia; 135,000 square feet of office, engineering and manufacturing space in Pomona, California; 75,000 square feet of office, engineering and manufacturing space in San Dimas, California; and 74,000 square feet of office, engineering and manufacturing in Sunnyvale, California. The Company leases or owns other smaller facilities, offices or manufacturing space around the United States, including Huntsville, Alabama; Edwards Air Force Base, California; Vandenberg Air Force Base, California; Beltsville, Greenbelt and Lanham, Maryland; Rochester Hills, Michigan; and Plano, Texas. The Company also leases or owns smaller facilities, offices or manufacturing space in locations around the world including Canada, England, Russia and Indonesia. Although completion of the Company's existing and pending contracts may in the future require additional manufacturing capacity, Orbital believes that its existing facilities are adequate for its near-term requirements.

ITEM 3.                 LEGAL PROCEEDINGS

            On October 10, 1996, Thomas van der Heyden, a former employee of CTA, filed a lawsuit in the Circuit Court for Montgomery County, Maryland against CTA and certain of its subsidiaries alleging that such companies breached a profit sharing agreement with respect to the satellite contract for PT MediaCitra Indostar, and initially seeking $30 million in compensatory damages and $150 million in punitive damages. The dispute is now in arbitration. As a result of the CTA acquisition, Orbital acquired the stock of the subsidiaries that are parties to the proceedings. Under the terms of the CTA acquisition, CTA has agreed to indemnify Orbital against damages arising from the arbitration proceeding. The case was heard by a board of arbitrators in February 1998 and a decision is pending.


ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There was no matter submitted to a vote of the Company's security holders during the fourth quarter of 1997.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth the name, age and position of each of the Executive Officers of Orbital as of March 1, 1998. All Executive Officers are appointed annually and serve at the discretion of the Board of Directors.

Name                                     Age          Position
----                                     ---          --------

David W. Thompson......................   43          Chairman of the Board, President and Chief Executive Officer
James R. Thompson......................   61          Director, Executive Vice President and General Manager/Launch
                                                           Systems Group
Robert R. Lovell.......................   60          Executive Vice President and General Manager/Space Systems Group
Robert D. Strain.......................   41          Executive Vice President and General Manager/Electronics and Sensor
                                                           Systems Group
Daniel E. Friedmann....................   41          Executive Vice President and General Manager/Systems Integration and
                                                           Software Group
Charles M. Boesenberg..................   49          Executive Vice President and General Manager/Satellite Access Products
                                                           Group;  President and Chief Executive Officer of Magellan
Michael D. Griffin.....................   48          Executive Vice President and Chief Technical Officer
Jeffrey V. Pirone......................   37          Executive Vice President and Chief Financial Officer
Leslie C. Seeman.......................   45          Senior Vice President, General Counsel and Secretary
Antonio L. Elias.......................   48          Senior Vice President and General Manager/Advanced Programs Group

            David W. Thompson is co-founder of Orbital and has been Chairman of the Board, President and Chief Executive Officer of the Company since 1982. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked at the Charles Stark Draper Laboratory on the Space Shuttle's autopilot design. Mr. Thompson serves as Chairman of the Board and Chief Executive Officer of ORBIMAGE, as Chairman of Magellan, and as a Director of ORBCOMM, each an Orbital affiliate.

            James R. Thompson (who is not related to David W. Thompson) has been Executive Vice President and General Manager/Launch Systems Group since 1993 and a Director of the Company since 1992. Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to 1993. He was Deputy Administrator of NASA from 1989 to 1991. From 1986 until 1989, Mr. Thompson was Director of NASA's Marshall Space Flight Center. He was Deputy Director for Technical Operations at Princeton University's Plasma Physics Laboratory from 1983 through 1986. Before that, he had a 20-year career with NASA at the Marshall Space Flight Center. He is a director of SPACEHAB Incorporated and Nichols Research Corp.

            Robert R. Lovell has been Executive Vice President and General Manager/Space Systems Group since 1997. From 1994 to 1997, he was Senior Vice President for Special Projects at Orbital. Mr. Lovell previously served as Executive Vice President and General Manager/Space Systems Group from 1993 to 1994. From 1990 to 1993, he was President/Space Systems Division of Orbital and, from 1987 to 1989, he served as Vice President/Space Applications. From 1980 to 1987, Mr. Lovell was employed by NASA as Director of the Communications Division in the Office of Space Science and Applications. Before that, he had an 18-year career with NASA at the Lewis Research Center.

            Robert D. Strain has been Executive Vice President and General Manager/Electronics and Sensor Systems Group since 1996. From 1994 until 1996, he was Vice President for Finance and Manufacturing at Orbital. Prior to that he served in a variety of senior-level financial positions with Fairchild, including Vice President of Finance, Treasurer and Controller. Before joining Fairchild, Mr. Strain held several senior financial positions with NWL Control Systems.

            Daniel E. Friedmann has been Executive Vice President and General Manager/Systems Integration and Software Group since 1996. He also continues to serve as President and Chief Executive Officer of Orbital's Canadian subsidiary, MDA, a position he has held since 1995. From 1992 to 1995, he served as Executive Vice President and

Chief Operating Officer of MDA. Between 1979 and 1992, he held a variety of positions at MDA, including serving as Vice President of various divisions.

            Charles M. Boesenberg has been President and Chief Executive Officer of Magellan and Executive Vice President and General Manager, Satellite Access Products since January 1998, upon the merger of Ashtech with Magellan. From 1994 until 1997, Mr. Boesenberg was President, Chief Executive Officer and a director of Ashtech. From 1992 to 1994, Mr. Boesenberg was Chairman of the Board, President and Chief Executive Officer of Central Point Software, Inc. From 1991 to 1992, Mr. Boesenberg was President of MIPS Computer Systems, Inc. ("MIPS"), a semiconductor and computer systems company, now a subsidiary of Silicon Graphics, Inc. He joined MIPS in 1989 as Executive Vice President of Marketing. From 1987 to 1989, Mr. Boesenberg was Senior Vice President, U.S. Sales and Marketing of Apple Computer, Inc.

            Michael D. Griffin has been Executive Vice President and Chief Technical Officer since 1997. From 1996 to 1997, Dr. Griffin served as Executive Vice President and General Manager/Space Systems Group. Dr. Griffin joined Orbital in 1995 when he was appointed Senior Vice President and Chief Technical Officer. From 1994 to 1995, he was Senior Vice President for Program Development at Space Industries International. From 1991 to 1994, he served as Chief Engineer of NASA and, from 1989 to 1991, was Deputy Director for Technology at the Strategic Defense Initiative Organization.

            Jeffrey V. Pirone has been Executive Vice President and Chief Financial Officer since January 1998, and was Senior Vice President and Chief Financial Officer since 1996. From 1993 until 1996, Mr. Pirone served as Vice President and Controller of Orbital. Mr. Pirone joined Orbital as Controller in 1991, and prior to that was a Senior Manager at KPMG Peat Marwick LLP.

            Leslie C. Seeman has been Senior Vice President of the Company since 1993 and General Counsel and Secretary of the Company since 1989. From 1989 to 1993, Ms. Seeman was Vice President of the Company, and from 1987 to 1989, she was Assistant General Counsel of Orbital. From 1984 to 1987, she was General Counsel of Source Telecomputing Corporation, a telecommunications company. Prior to that, she was an attorney at the law firm of Wilmer, Cutler and Pickering.

            Antonio L. Elias has been Senior Vice President and General Manager/Advanced Programs Group since 1997. From 1996 until 1997, Dr. Elias served as Senior Vice President and Chief Technical Officer of Orbital. From 1993 through 1995 he was Senior Vice President for Advanced Projects and was Senior Vice President/Space Systems Division from 1990 to 1993. He was Vice President/Engineering of Orbital from 1989 to 1990 and was Chief Engineer from 1986 to 1989. From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology.

                                     PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

            On March 24, 1998, there were 1,351 Orbital stockholders of record. Additional information required by this Item is included under the captions "Market Information" and "Corporate Information - Dividends" of the Annual Report and is incorporated herein by reference.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required by this Item is included in pages 31 through 65 of the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this Item is included in Item 4A above and under the caption "Election of Directors -- Directors to be Elected at the 1998 Annual Meeting, "-- Directors Whose Terms Expire in 1999" and "--
Directors Whose Terms Expire in 2000" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement filed pursuant to Regulation 14A on March 24, 1998 and is incorporated herein by reference.

ITEM 11.                EXECUTIVE COMPENSATION

            The information required by this Item is included under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Indemnification Agreements," "Executive Employment Agreements" and "Information Concerning the Board and Its Committees" of the Proxy Statement filed pursuant to Regulation 14A on March 24, 1998 and is incorporated herein by reference.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

            The information required by this Item is included under the caption "Ownership of Common Stock" of the Proxy Statement filed pursuant to Regulation 14A on March 24, 1998 and is incorporated herein by reference.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this Item is included under the caption "Related Transactions" of the Proxy Statement filed pursuant to Regulation 14A on March 24, 1998 and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         Documents filed as part of this Report:

            1. FINANCIAL STATEMENTS. The following financial statements, together with the reports of KPMG Peat Marwick LLP, appearing in the portions of the Annual Report, filed as Exhibit 13, are filed as a part of this report:

                                  A.    Independent Auditors' Report (Annual
                                        Report page 41)
                                  B.    Consolidated Statements of Earnings
                                        (Annual Report page 42)
                                  C.    Consolidated Balance Sheets (Annual
                                        Report page 43)
                                  D. Consolidated Statements of Stockholders' Equity (Annual Report page 44)
                                  E.    Consolidated Statements of Cash Flows
                                        (Annual Report page 45)
                                  F.    Notes to Consolidated Financial
                                        Statements (Annual Report pages 46
                                        through 65)

            2. FINANCIAL STATEMENTS OF 50% OWNED SUBSIDIARY AND FINANCIAL STATEMENT SCHEDULES.

                                  A.    The financial statements of ORBCOMM
                                        Global, L.P. are transmitted with this
                                        report.

                                  B.    The following additional financial
                                        data for the Company are transmitted
                                        with this report and should be read
                                        in conjunction with the Company's
                                        Consolidated Financial Statements in
                                        the Annual Report. Schedules other
                                        than those listed below have been
                                        omitted because they are
                                        inapplicable or are not required.

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

(b)         Reports on Form 8-K

            (i) On October 1, 1997, the Company filed a Current Report on Form 8-K reporting, pursuant to Item 9, the sale of equity securities pursuant to Regulation S under the Securities Act of 1933, as amended.

            (ii) On December 8, 1997, the Company filed a Current Report on Form 8-K reporting, pursuant to Item 5, the merger of Magellan and Ashtech.

(c)         See Item 14(a)(3) of this report.

(d)         See Item 14(a)(2) of this report.

                                    SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ORBITAL SCIENCES CORPORATION

DATED:  March 26, 1998         By   /s/ David W. Thompson
                                    ---------------------------------------
                                    David W. Thompson, Chairman of the Board,
                                    President and Chief Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATED:  March 26, 1998

Signature:                           Title:

/s/ David W. Thompson               Chairman of the Board, Chief Executive
---------------------------------   Officer and Director (Principal Executive
David W. Thompson                   Officer)

/s/ Jeffrey V. Pirone               Executive Vice President and Chief Financial
---------------------------------   Officer (Principal Financial Officer)
Jeffrey V. Pirone

/s/ Michael P. Keegan               Vice President and Controller
---------------------------------
Michael P. Keegan

/s/ Fred C. Alcorn                  Director
---------------------------------
Fred C. Alcorn

/s/ Kelly H. Burke                  Director
---------------------------------
Kelly H. Burke

/s/ Bruce W. Ferguson               Director
---------------------------------
Bruce W. Ferguson

/s/ Daniel J. Fink                  Director
---------------------------------
Daniel J. Fink

/s/ Lennard A. Fisk                 Director
---------------------------------
Lennard A. Fisk

/s/ Jack L. Kerrebrock                Director
---------------------------------
Jack L. Kerrebrock

/s/ Douglas S. Luke                   Director
---------------------------------
Douglas S. Luke

/s/ John L. McLucas                   Director
---------------------------------
John L. McLucas

/s/ Janice I. Obuchowski              Director
---------------------------------
Janice I. Obuchowski

/s/ Frank L. Salizzoni                Director
---------------------------------
Frank L. Salizzoni

                                      Director
---------------------------------
Harrison H. Schmitt

/s/ James R. Thompson                 Director
---------------------------------
James R. Thompson

/s/ Scott L. Webster                  Director
---------------------------------
Scott L. Webster

                                  EXHIBIT INDEX

            The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

   Exhibit No.                                            Description
   -----------                                            -----------
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

        4.2     Indenture dated as of September 16, 1997 between the Company and Deutsche Bank AG,
                New York Branch, as Trustee (incorporated by reference to Exhibit 4.1 to the
                Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

        4.3     First Supplemental Indenture dated as of December 15, 1997 between the Company and
                Deutsche Bank AG, New York Branch, as Trustee (incorporated by reference to Exhibit
                4.4 to the Company's Registration Statement on Form S-3 (File Number 333-42271)
                filed on December 15, 1997 and effective on March 12, 1998).

        4.4     Form of 5% Convertible Subordinated Note (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File Number 333-42271)
                filed on December 15, 1997 and effective on March 12, 1998).

        4.5     Registration Rights Agreement dated as of September 16, 1997 among the Company and
                Deutsche Morgan Grenfell Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (File
                Number 333-42271) filed on December 15, 1997 and effective on March 12, 1998).

       10.1     Second Amended and Restated Credit Agreement, dated as of August 5, 1997 among the
                Company, Magellan Corporation, the Banks listed therein, Morgan Guaranty Trust
                Company of New York, as Administrative Agent and Collateral Agent (the "Credit
                Agreement") (incorporated by reference to Exhibit 10.1 to the Company's Report on
                Form 10-Q for the quarter ended September 30, 1997).

     10.1.1     Amendment No. 1 to the Credit Agreement, dated as of December 19, 1997 (transmitted herewith).

     10.1.2     Amendment No. 2 to the Credit Agreement, dated as of December 31, 1997 (transmitted herewith).

       10.2     Note Agreement, dated as of June 14, 1995 between the Corporation and The
                Northwestern Mutual Life Insurance Company (the "NWML Note Agreement")
                (incorporated by reference to Exhibit 4.7.1 to the Company's Report on Form 10-Q for
                the quarter ended June 30, 1995).

     10.2.1     1st Amendment to the NWML Note Agreement, dated as of June 30, 1995, between the
                Corporation and The Northwestern Mutual Life Insurance Company (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September
                30, 1995).

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

     10.2.4     Fourth Amendment to NWML Note Agreement, dated as of March 31, 1997 (incorporated by reference to Exhibit 10.2.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997).

     10.2.5     Fifth Amendment to NWML Note Agreement, dated as of December 23, 1997 (transmitted herewith).

      10.3      Promissory Notes dated as of August 31, 1994 made by Fairchild Space and Defense
                Corporation and Corporate Guaranty dated August 31, 1994 made by the Company
                (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for
                the quarter ended September 30, 1994).

      10.4      Amended and Restated Security Agreement dated as of August 5, 1997 among the
                Company, Morgan Guaranty Trust Company, as Collateral Agent, and NationsBank, N.A.,
                as Designated Lockbox Bank (incorporated by Reference to Exhibit 10.4 to the
                Company's Report on Form 10-Q for the quarter ended September 30, 1997).

     10.4.1     Security Agreement dated as of August 5, 1997 among the Company, Morgan Guaranty
                Trust Company, as Collateral Agent, and NationsBank, N.A., as Designated Lockbox
                Bank (incorporated by Reference to Exhibit 10.4.1 to the Company's Report on Form
                10-Q for the quarter ended September 30, 1997).

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

      10.7      Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors,
                restated as of April 27, 1995 (incorporated by reference 10.7 to Exhibit 10.5.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1995).*

      10.8      Orbital Communications Corporation Restated 1992 Stock Option Plan, restated as of September 12, 1995 (incorporated by reference to Exhibit 10.8 to the Company's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.8.1     Amendment to Orbital Communications Corporation Restated 1992 Stock Option Plan,
                dated February 5, 1997 (incorporated by reference to Exhibit 10.8.1 to the
                Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1996).*

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

      10.11     Orbital Imaging Corporation 1996 Stock Option Plan (incorporated by reference to
                Exhibit 10.11 to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1996).*

      10.12     Form of Executive Employment Agreement entered into between the Company and
                Executive Officers and certain other Officers of the Company (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1
                (File Number 33-33453) filed on February 9, 1990 and effective on April 24,
                1990).*

     10.12.1       Performance Share Agreement dated October 23, 1996 between the Company and Mr. D.
                   W. Thompson (incorporated by reference to Exhibit 10.12.1 to the Company's Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1996).*

     10.12.2       Amendment No. 1 to Performance Share Agreement dated January 30, 1998 between the
                   Company and Mr. D. W. Thompson (transmitted herewith).*

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

      10.14        Promissory Note of the Company payable to the order of Deutsche Bank AG dated
                   July 8, 1996 (transmitted herewith).

      10.15        Restated Master Agreement, dated as of September 12, 1995, by and among the
                   Company, OCC, Teleglobe Inc. and Teleglobe Mobile Partners (incorporated by reference to Exhibit 10 to ORBCOMM Global L.P.'s Registration Statement on Form
                   S-4 (File Number 333-11149) filed on August 30, 1996).

     10.15.1       Amendment No. 1 to Restated Master Agreement, restated as of September 12, 1995, by and among the Company, OCC, Teleglobe Inc. and Teleglobe Mobile Partners filed on August 30, 1996 (incorporated by reference to Exhibit 10.15.1 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

      10.16        Restated Agreement of Limited Partnership of ORBCOMM Global, L.P., dated as of
                   September 12, 1995, between OCC and Teleglobe Mobile Partners (incorporated by reference to Exhibit 3.2 to ORBCOMM Global L.P.'s Registration Statement on Form
                   S-4 (File Number 333-11149) filed on August 30, 1996).

    10.16.1        Amendment No. 1 to Restated Agreement of Limited Partnership of ORBCOMM Global,
                   L.P., dated December 2, 1996 (incorporated by reference to Exhibit 10.16.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1996).

      10.17        Restated Agreement of Limited Partnership of ORBCOMM USA, L.P., dated as of
                   September 12, 1995 between Orbital Communications Corporation and ORBCOMM Global
                   (incorporated by reference to Exhibit 3.4 to ORBCOMM Global L.P.'s Registration
                   Statement on Form S-4 (File Number 333-11149) filed on August 30, 1996).

      10.18        Orbital Sciences Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997).

      10.19        Promissory Note dated June 27, 1997 from the Company payable to the order of
                   General Electric Capital Corporation ("GECC") (transmitted herewith).

      10.20        Aircraft Security Agreement dated as of June 27, 1997 from the Company to GECC
                   (transmitted herewith).

       11          Statement re:  Computation of Earnings Per Share (transmitted herewith).

       13.1        Portions of the 1997 Annual Report to Stockholders (transmitted herewith).

       13.2        ORBCOMM Global, L.P. financial statements (transmitted herewith).

       21          Subsidiaries of the Company (transmitted herewith).

      23.1         Consent of KPMG Peat Marwick LLP (transmitted herewith).

       27          Financial Data Schedule for year ended December 31, 1997 (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).


----------------------

* Management Contract or Compensatory Plan or Arrangement.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Orbital Sciences Corporation:

Under date of February 4, 1998, we reported on the consolidated balance sheets of Orbital Sciences Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in
Item 14(a)2 in the Company's Form 10-K as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP

Washington, D.C.
February 4, 1998

                          ORBITAL SCIENCES CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)



      COLUMN A                                             COLUMN B                                    COLUMN C
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       ADDITIONS
                                                                                -------------------------------------------------
                                                                                                                    CHARGED/
                                                        BALANCE AT                 CHARGED TO COSTS                CREDITED TO
     DESCRIPTION                                        START OF PERIOD              AND EXPENSES              OTHER ACCOUNTS (1)
-------------------------------------------------   --------------------------  -------------------          --------------------
YEAR ENDED DECEMBER 31, 1995

   Allowance for doubtful accounts                                 $      778     $            189             $            -
   Allowance for obsolete inventory                                     3,936                  580                          -
   Allowance for unrecoverable investments                              3,100                  -                            -
   Deferred income tax valuation reserve                               41,291               21,445                       (2,695)

YEAR ENDED DECEMBER 31, 1996

   Allowance for doubtful accounts                                 $      773     $            603             $            -
   Allowance for obsolete inventory                                     3,778                  667                          685
   Allowance for unrecoverable investments                              1,100                  -                            -
   Deferred income tax valuation reserve                               60,041                  -                            -

YEAR ENDED DECEMBER 31, 1997

   Allowance for doubtful accounts                                 $    1,368     $            709             $          6,550
   Allowance for obsolete inventory                                     5,098                1,527                        4,902
   Allowance for unrecoverable investments                              1,100                  729                        3,057
   Deferred income tax valuation reserve                               52,233                  -                            -


      COLUMN A                                            COLUMN D                   COLUMN E
-------------------------------------------------------------------------------------------------



                                                                                    BALANCE AT
     DESCRIPTION                                        DEDUCTIONS (2)            END OF PERIOD
-------------------------------------------------   -------------------       -------------------
YEAR ENDED DECEMBER 31, 1995

   Allowance for doubtful accounts                      $         (194)           $          773
   Allowance for obsolete inventory                               (738)                    3,778
   Allowance for unrecoverable investments                      (2,000)                    1,100
   Deferred income tax valuation reserve                           -                      60,041

YEAR ENDED DECEMBER 31, 1996

   Allowance for doubtful accounts                      $           (8)           $        1,368
   Allowance for obsolete inventory                                (32)                    5,098
   Allowance for unrecoverable investments                         -                       1,100
   Deferred income tax valuation reserve                        (7,808)                   52,233

YEAR ENDED DECEMBER 31, 1997

   Allowance for doubtful accounts                      $         (550)           $        8,077
   Allowance for obsolete inventory                               (627)                   10,900
   Allowance for unrecoverable investments                         -                       4,886
   Deferred income tax valuation reserve                       (14,535)                   37,698

(1) - Amounts charged/credited to other accounts represent valuation and qualifying accounts recorded pursuant to purchase business combinations as described in Note (4) to the consolidated financial statements incorporated by reference elsewhere herein.

(2) -  Reduction of related allowance account.