Form 10-Q
period 1998-03-31
ORBITAL SCIENCES CORP /DE/
filed 1998-05-14
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                                 MARCH 31, 1998



                          ORBITAL SCIENCES CORPORATION


                         COMMISSION FILE NUMBER 0-18287


            DELAWARE                                      06-1209561
---------------------------------               --------------------------------
    (State of Incorporation)                      (IRS Identification number)

    21700 ATLANTIC BOULEVARD
     DULLES, VIRGINIA 20166                             (703) 406-5000
---------------------------------               --------------------------------
(Address of principal executive offices)              (Telephone number)

The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of April 30, 1998, 36,688,497 shares of the registrant's common stock were outstanding.

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          ORBITAL SCIENCES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                  A S S E T S

                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      1998               1997
                                                                                 ----------------   ---------------
CURRENT ASSETS:
          Cash and cash equivalents                                                  $    29,458       $    12,553
          Short-term investments, at market                                                2,998             2,573
          Receivables, net                                                               210,061           190,204
          Inventories, net                                                                47,082            50,925
          Deferred income taxes and other assets                                           9,816             8,190
                                                                                 ----------------   ---------------
            TOTAL CURRENT ASSETS                                                         299,415           264,445

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $92,937 and $79,347, respectively                   140,658           137,498

INVESTMENTS IN AND ADVANCES TO AFFILIATES, NET                                           180,501           159,230

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $21,938 and $19,794, respectively                   180,412           181,955

DEFERRED INCOME TAXES AND OTHER ASSETS                                                    27,457            28,511

                                                                                 ----------------   ---------------
         TOTAL ASSETS                                                                $   828,443       $   771,639
                                                                                 ================   ===============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                  $    40,320       $    29,317
          Accounts payable                                                                50,874            36,217
          Accrued expenses                                                                98,283           100,274
          Deferred revenues                                                               41,847            46,138
                                                                                 ----------------   ---------------
               TOTAL CURRENT LIABILITIES                                                 231,324           211,946

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                            223,998           198,394

OTHER LIABILITIES                                                                            399             2,443
                                                                                 ----------------   ---------------
              TOTAL LIABILITIES                                                          455,721           412,783

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                               1,385             3,755

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
               Series A Special Voting Preferred Stock, one share authorized                   -                 -
               and outstanding
          Common Stock, par value $.01; 80,000,000 shares authorized,
             33,332,436 and 32,481,719 shares outstanding, respectively,
               after deducting 20,877 shares held in treasury                                332               325
          Additional paid-in capital                                                     335,790           326,187
          Unrealized gains on short-term investments                                         136               272
          Cumulative translation adjustments                                              (4,700)           (4,943)
          Retained earnings                                                               39,779            33,260
                                                                                 ----------------   ---------------
               TOTAL STOCKHOLDERS' EQUITY                                                371,337           355,101
                                                                                 ----------------   ---------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   828,443       $   771,639
                                                                                 ================   ===============






     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                              ---------------------------------------
                                                                    1998                  1997
                                                              ------------------    -----------------

REVENUES                                                          $     186,159         $    122,112

COSTS OF GOODS SOLD                                                     134,785               88,434
                                                              ------------------    -----------------

GROSS PROFIT                                                             51,374               33,678

RESEARCH AND DEVELOPMENT EXPENSES                                         7,065                7,012
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             26,302               19,878
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                                               1,960                  741
                                                              ------------------    -----------------

INCOME FROM OPERATIONS                                                   16,047                6,047

NET INVESTMENT INCOME (EXPENSE)                                            (497)                 260
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                               (10,677)              (1,268)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                          2,370                  621
                                                              ------------------    -----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                  7,243                5,660

PROVISION FOR INCOME TAXES                                                  724                  566
                                                              ------------------    -----------------

NET INCOME                                                        $       6,519         $      5,094
                                                              ==================    =================

NET INCOME PER COMMON SHARE                                       $        0.20         $       0.16

SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE                                            32,819,641           32,819,432
                                                              ==================    =================

NET INCOME PER COMMON SHARE, ASSUMING DILUTION                    $        0.20         $       0.16

SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING DILUTION                         37,721,780           32,819,432
                                                              ==================    =================






     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                              ----------------------------------
                                                                                                   1998               1997
                                                                                              ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                                            $    6,519         $    5,094
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
           PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                Depreciation and amortization expense                                                  8,685              6,461
                Equity in losses of affiliates                                                        10,677              1,268
                Non-controlling interests in losses of consolidated subsidiaries                      (2,370)              (621)
                Foreign currency translation adjustment                                                  243               (184)
           CHANGES IN ASSETS AND LIABILITIES:
                (Increase) decrease in current assets and other non-current assets                   (17,029)            (6,050)
                Increase (decrease) in current and other liabilities                                    (207)             7,579
                                                                                              ---------------    ---------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           6,518             13,547
                                                                                              ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                            (10,003)            (4,733)
     Purchases, sales and maturities of available-for-sale investment securities                           -             (4,215)
     Investments in and advances to affiliates                                                       (25,827)            (1,304)
                                                                                              ---------------    ---------------
         NET CASH PROVIDED TO (USED IN) INVESTING ACTIVITIES                                         (35,830)           (10,252)
                                                                                              ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                           15,461              3,350
     Principal payments on long-term obligations                                                      (6,318)            (4,697)
     Net proceeds from issuance of long-term obligations                                              27,464                 --
     Net proceeds from issuances of common stock                                                       9,610                442
                                                                                              ---------------    ---------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          46,217               (905)
                                                                                              ---------------    ---------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  16,905              2,390


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        12,553             26,859
                                                                                              ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $   29,458         $   29,249
                                                                                              ===============    ===============




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "SEC"). Although the company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

Orbital Sciences Corporation is hereafter referred to as "Orbital" or the "company."

      (1)   Inventories

      Inventories consist of components inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out or specific identification basis.

      Components and raw materials are purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the percentage-of-completion method of accounting applied on a units of delivery basis, and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs). Work-in-progress inventory has been reduced by contractual progress payments received. Finished goods inventory consists of fully assembled commercial products awaiting shipment.

      (2)   Earnings Per Share

      Net income per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income per common share assuming dilution is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's $100,000,000 5% convertible notes due 2002, after giving effect to all net income adjustments that would result from the assumed conversion.

      (3)  Income Taxes

      The company has recorded its interim income tax provision based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

      (4)   Reclassifications

      Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the 1998 condensed consolidated financial statement presentation.

      (5)   Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Disclosure requirements with respect to comprehensive income are as follows:

                                                              March 31,
                                                          1998          1997
                                                          ----          ----
                                                            (in thousands)
       Comprehensive income:
         Net income, as reported                          $6,519      $5,094
         Unrealized losses on
           short-term investments                           (136)        (20)
         Translation adjustments                             243        (184)
                                                          ------    --------
               Total                                      $6,626    $  4,890
                                                          ======    ========

       Accumulated other comprehensive income:
         Beginning of period                             $(4,671)    $(3,667)
                                                         =======     =======
         End of period                                   $(4,564)    $(3,871)
                                                         =======     =======

      (6)   Subsequent Events

      Equity Offering: On April 20, 1998, the company sold 3,450,000 shares of its common stock in a public offering at $45.81 per share, generating net proceeds to the company of approximately $150,000,000 after deducting approximately $8,000,000 of underwriters' discounts and other estimated offering expenses.

      The following table sets forth the cash and cash equivalents and short-term investments, total debt and total stockholders' equity of the company as of March 31, 1998, as reported and as adjusted as if the net proceeds from the sale of common stock were used to pay down existing borrowings under the company's credit facility and line of credit and the remainder were invested in short-term interest-bearing securities:



                                              March 31, 1998
                                           Actual    As Adjusted
                                              (in thousands)

      Cash and cash equivalents and
        short-term investments             $  29,458   $  90,208
                                           =========   =========

      Total debt                           $ 264,318   $ 175,068
                                           =========    ========

      Total stockholders' equity           $ 371,337   $ 522,012
                                           =========   =========


      Investments: On May 4, 1998, the company signed a non-binding letter of intent with CCI International N.V. ("CCI"). Under the terms of this preliminary agreement, Orbital will receive a satellite construction and launch contract, valued at approximately $450,000,000, and will provide up to $150,000,000 in equity capital and vendor financing to CCI, subject to negotiation of definitive documentation. In addition, the company terminated discussions regarding a satellite procurement agreement and a potential investment in the Ellipso satellite network of Mobile Communications Holdings, Inc.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE  THREE-MONTH  PERIODS ENDED MARCH 31, 1998
AND 1997

Certain statements included in this discussion relating to future revenues, sales, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, and the performance of the company's affiliates, Orbital Imaging Corporation ("ORBIMAGE") and ORBCOMM Global, L.P. ("ORBCOMM") are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, achievements or investments of the company to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements. Such factors include, among others, general and economic business conditions, launch success, product performance, risks associated with government contracts, the introduction of products and services by competitors, risks associated with acquired businesses, availability of required capital, market acceptance of new products and technologies and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" incorporated in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The company's products and services are grouped into three business sectors:
Space and Ground Infrastructure Systems, Satellite Access Products and Satellite Services. Space and Ground Infrastructure Systems include launch vehicles, satellites, electronics and sensor systems, and satellite ground systems. The company's Satellite Access Products sector consists of recreational, professional and automotive satellite-based navigation products, satellite communications products and transportation management systems. The company's Satellite Services sector includes satellite-based, two-way mobile data communications services and satellite-based imagery services, conducted through the company's ORBCOMM and ORBIMAGE affiliates. The company does not control the operational and financial affairs of ORBCOMM and ORBIMAGE and, consequently, their financial results are not consolidated with the company's and are not reported on herein.

RECENT DEVELOPMENTS. On April 21, 1998, ORBCOMM Corporation ("ORBCOMM Corp.") announced that it has filed a registration statement with the Securities and Exchange Commission for an initial public offering of $125,000,000 of its common stock. ORBCOMM Corp. was organized for the sole purpose of investing in and acting as a general partner of ORBCOMM. The registration statement has not yet become effective.

On April 20, 1998, the company sold 3,450,000 shares of its common stock in a public offering at $45.81 per share, generating net proceeds of approximately $150,000,000 (see Liquidity and Capital Resources).

On May 4, 1998, the company signed a non-binding letter of intent with CCI International N.V. ("CCI"). Under the terms of this preliminary agreement, Orbital will receive a satellite construction and launch contract, valued at approximately $450,000,000, and will provide up to $150,000,000 in equity capital and vendor financing to CCI, subject to negotiation of definitive documentation. In addition, the company terminated discussions regarding a satellite procurement agreement and a potential investment in the Ellipso satellite network of Mobile Communications Holdings, Inc.

REVENUES. Orbital's revenues for the three-month periods ended March 31, 1998 and 1997 were $186,159,000 and $122,112,000, respectively.

Space and Ground Infrastructure Systems. Revenues from the company's Space and Ground Infrastructure Systems sector totaled $156,341,000 and $106,199,000 for the three months ended March 31, 1998 and 1997, respectively.

Revenues from the company's launch vehicles increased to $46,040,000 in the first quarter of 1998, from $29,894,000 in the first quarter of 1997. The increase in revenues in 1998 as compared to a year ago is attributable to increased revenues from the company's Pegasus and Taurus launch vehicle programs, and from its suborbital launch vehicle programs. Additionally, the company generated more revenues in the 1998 first quarter for contractual work performed on the X-34 reusable launch vehicle.

For the three months ended March 31, 1998, satellite revenues increased to $61,532,000 from $30,803,000 in the first quarter of 1997. The increase in satellite sales is primarily due to additional revenues generated from new satellite orders received in 1997. Revenues in 1998 also include approximately $16,590,000 of sales generated by the satellite business acquired from CTA INCORPORATED in August 1997.

Revenues from electronics and sensor systems of approximately $27,348,000 for the three months ended March 31, 1998 were generally consistent with the revenues of $28,066,000 in the comparable 1997 period.

Revenues from the company's ground systems products were $21,421,000 in the first quarter of 1998 as compared to $17,436,000 in the comparable 1997 quarter. The increase in revenues in 1998 is due to contractual work performed on 1997 new orders for new satellite ground systems and system upgrades.

Revenues for the three months ended March 31, 1998 include sales to ORBCOMM and ORBIMAGE of $16,277,000 and $27,324,000, respectively, as compared to first quarter 1997 sales to ORBCOMM of $11,500,000. Since the company consolidated

ORBIMAGE's results of operations through May 8, 1997, no revenue was recorded on sales to ORBIMAGE during the first quarter of 1997.

Satellite Access Products. Revenues from sales of navigation, communications and transportation management systems and products increased to $29,754,000 for the 1998 first quarter as compared to $15,646,000 for the comparable 1997 period. The first quarter of 1998 includes approximately $11,000,000 of sales generated by the company's industrial navigation operations that were acquired as a result of the December 1997 merger of Ashtech Inc. with the company's subsidiary, Magellan Corporation ("Magellan").

GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and under the company's various development and production contracts. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the first quarter of 1998 was $51,374,000 as compared to $33,678,000 in the 1997 first quarter. Gross profit as a percentage of sales was approximately 28% in both periods.

Space and Ground Infrastructure Systems. Gross profit from the company's Space and Ground Infrastructure Systems totaled $42,789,000 (or 27.4% of revenues) and $28,592,000 (or 26.9% of revenues) for the three months ended March 31, 1998 and 1997, respectively.

Gross profit margins from the company's launch vehicles were 26.7% for the first quarter of 1998 as compared to 32% for the first quarter of 1997. The decrease in launch vehicle gross margins in 1998 is primarily due to completing work on certain less profitable launch vehicle contracts. Satellites contributed gross margins of 27.7% during the first quarter of 1998 as compared to 23.0% during the first quarter of 1997. The increase is due to work performed on more profitable new contracts received in the second half of 1997. For the three months ended March 31, 1998 and 1997, electronics and sensor systems had gross margins of 27.9% and 25.6%, respectively. Gross margins for ground systems were 27.4% and 27.1% for each of the first quarters in 1998 and 1997.

Satellite Access Products. Gross margins for satellite access products were 34.0% for the first quarter of 1998 and 35.8% for the first quarter of 1997. This decrease in gross margin percentage is due to lower unit sales prices for satellite navigation recreational products in the 1998 period.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended March 31, 1998 and 1997 were $7,065,000 (or 3.8% of revenues) and $7,012,000 (or 5.7% of revenues), respectively. Research and development expenses in both quarters relate primarily to the development of new or improved satellite navigation, communications and automotive products and new satellite initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the first quarters of 1998 and 1997 were $26,302,000 (or 14.1% of revenues) and $19,878,000 (or 16.3% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues during 1998 as compared to 1997 was primarily attributable to substantial revenue growth, particularly in launch vehicles and satellite systems, with only a modest growth in selling, general and administrative expenses.

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense was $497,000 for the three months ended March 31, 1998 as compared to net interest income of $260,000 in the 1997 first quarter. Interest income for the periods reflects interest earnings on short-term investments. Interest expense in 1998 is primarily for outstanding amounts on Orbital's convertible subordinated notes, revolving credit facilities and on other secured and unsecured debt. Interest expense has been reduced by capitalized interest of $2,906,000 and $1,313,000 in 1998 and 1997, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates net of non-controlling interests in (earnings) losses of consolidated subsidiaries for the first quarters of 1998 and 1997 were ($8,307,000) and ($647,000), respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE, (ii) the company's pro rata share of current period earnings and losses of each of ORBCOMM, ORBCOMM International Partners, L.P. and ORBIMAGE and
(iii) non-controlling stockholders' pro rata share of ORBCOMM USA L.P.'s and Magellan's current period earnings and losses. The increase in losses during the first quarter of 1998 is due to increased losses at ORBCOMM and the fact that subsequent to May 8, 1997, the company uses the equity method to account for its investment in ORBIMAGE when it had previously consolidated ORBIMAGE's operations during the first quarter of 1997.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $724,000 and $566,000 for the three month periods ended March 31, 1998 and 1997, respectively. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

At December 31, 1997, Orbital had approximately $150,000,000 of U.S. Federal net operating loss carryforwards and $3,000,000 of U.S. Federal research and experimental tax credit carryforwards, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.

LIQUIDITY AND CAPITAL RESOURCES

The company's growth has required substantial capital to fund expanding working capital needs, investments in ORBCOMM and ORBIMAGE, certain business acquisitions, new business initiatives, research and development and capital expenditures. The company has funded these requirements to date, and expects to fund its requirements in the future, through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings. The company expects to continue to pursue potential acquisitions and equity investments that it believes would enhance its businesses and to fund such transactions through cash generated by operations, existing loan facilities, the issuance of equity and/or debt securities and asset-based financings.

On April 20, 1998, the company sold 3,450,000 shares of its common stock in a public offering, generating net proceeds of approximately $150,000,000 (the "Offering"). Orbital plans to use the net proceeds from this Offering principally to support further business expansion in its Space and Ground Infrastructure Systems sector as a result of higher than expected new orders in 1997 and 1998 for satellites and launch vehicles, including working capital and capital expenditures for facilities and production test equipment. Additionally, a portion of the net proceeds may be used for investments in new projects or emerging space-related businesses (such as CCI), expanded research and development for new products, or acquisitions of businesses and/or product lines complementary to the company's existing businesses, and for other general corporate purposes. Pending the foregoing uses and as discussed below, the company paid down existing borrowings under its credit facility and line of credit and invested the remainder in short-term interest-bearing securities.

Cash, cash equivalents and short-term investments were $32,456,000 at March 31, 1998, and the company had total debt obligations outstanding of approximately $264,318,000. At March 31, 1998, the outstanding debt is comprised primarily of the company's convertible subordinated notes, advances under the company's line of credit facilities, secured and unsecured notes, and asset-based financings.

The company's primary revolving credit facility provides for total borrowings from an international syndicate of six banks of up to $100,000,000. Approximately $64,750,000 of borrowings were outstanding under the facility at March 31, 1998 at a weighted average interest rate of approximately 7.25%. Borrowings are secured by contract receivables, and the facility prohibits the payment of cash dividends, contains certain covenants with respect to the company's working capital, fixed charge ratio, leverage ratio and consolidated net worth, and expires in August 2001. The company (or its subsidiaries) also maintains two additional, smaller revolving credit facilities, under which approximately $25,528,000 was outstanding at March 31, 1998 at a weighted average interest rate of 6.28%. Additional borrowing capacity on the two additional agreements is approximately $500,000 at March 31, 1998. The company used approximately $94,250,000 of proceeds from the Offering to pay down outstanding borrowings on these credit facilities.

The company's operations provided net cash of approximately $6,518,000 in the first quarter of 1998. The company was committed to provide up to an additional $15,000,000 in capital to ORBCOMM, of which $10,000,000 has been funded to date, $7,500,000 during the three months ended March 31, 1998. The company has also provided to ORBCOMM approximately $26,000,000 in vendor financing, $12,690,000 during the three months March 31, 1998 (one-half of which has been advanced to Orbital by an affiliate of Teleglobe Inc.). The company anticipates that ORBCOMM will require additional vendor financing during 1998, pending completion of ORBCOMM Corp.'s initial public offering of its common stock. In addition, during the first quarter of 1998, the company incurred $10,003,000 in capital expenditures for various satellite, launch vehicle and other production, manufacturing, test and office equipment.

Orbital expects that its capital needs for the remainder of 1998 will in part be provided by working capital, cash flows from operations, existing credit facilities, customer financings and operating lease arrangements.

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

            (b)   Reports on Form 8-K.
                  (i) On February 26, 1998, the company filed a Current Report on Form 8-K, dated February 5, 1998, disclosing the financial results of the company for the fiscal year ending December 31, 1997. (ii) On March 27, 1998, the company filed a Current Report on Form 8-K, dated March 26, 1998, disclosing that it proposed to make a public offering of shares of its common stock.

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ORBITAL SCIENCES CORPORATION


DATED:  May 14, 1998            By:  /s/ David W. Thompson
                                   ----------------------------
                                     David W. Thompson, President
                                     and Chief Executive Officer


DATED:  May 14, 1998            By:  /s/ Jeffrey V. Pirone
                                   ------------------------
                                     Jeffrey V. Pirone, Executive Vice President
                                     and Principal Financial Officer

                                  EXHIBIT INDEX


The following exhibits are filed as part of this report.


   Exhibit No.                    Description
   -----------                    -----------

      10.19 Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, as amended.

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