Form 10-Q
period 1998-06-30
ORBITAL SCIENCES CORP /DE/
filed 1998-08-14
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                                  JUNE 30, 1998



                          ORBITAL SCIENCES CORPORATION


                         COMMISSION FILE NUMBER 0-18287


                       DELAWARE                                                               06-1209561
--------------------------------------------------------                -------------------------------------------------------
               (State of Incorporation)                                              (IRS Identification number)

               21700 ATLANTIC BOULEVARD
                DULLES, VIRGINIA 20166                                                      (703) 406-5000
--------------------------------------------------------                -------------------------------------------------------
       (Address of principal executive offices)                                           (Telephone number)

The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of July 31, 1998, 36,766,746 shares of the registrant's common stock were outstanding.

                                     PART 1
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                        A S S E T S
                                                        -----------
                                                                                       JUNE 30,              DECEMBER 31,
                                                                                         1998                    1997
                                                                                   ---------------         ---------------
CURRENT ASSETS:
          Cash and cash equivalents                                                 $      45,757           $      12,553
          Short-term investments, at market                                                   439                   2,573
          Receivables, net                                                                217,155                 190,204
          Inventories, net                                                                 47,898                  50,925
          Deferred income taxes and other assets                                           10,486                   8,190
                                                                                   ---------------         ---------------
            TOTAL CURRENT ASSETS                                                          321,735                 264,445

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $93,030 and $79,347, respectively                    145,897                 137,498

INVESTMENTS IN AND ADVANCES TO AFFILIATES, NET                                            195,687                 159,230

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $23,877 and $19,794, respectively                    185,623                 181,955

DEFERRED INCOME TAXES AND OTHER ASSETS                                                     28,084                  28,511

                                                                                   ---------------         ---------------
                          TOTAL ASSETS                                              $     877,026           $     771,639
                                                                                   ===============         ===============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                 $      16,079           $      29,317
          Accounts payable                                                                 40,493                  36,217
          Accrued expenses                                                                 87,264                 100,274
          Deferred revenues                                                                47,765                  46,138
                                                                                   ---------------         ---------------
               TOTAL CURRENT LIABILITIES                                                  191,601                 211,946

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                             156,109                 198,394

OTHER LIABILITIES                                                                             418                   2,443
                                                                                   ---------------         ---------------
                          TOTAL LIABILITIES                                               348,128                 412,783

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                 (510)                  3,755

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
             Series A Special Voting Preferred Stock, none and one share
               authorized and outstanding, respectively                                         -                       -
          Common Stock, par value $.01; 80,000,000 shares authorized,
             36,901,818 and 32,481,719 shares outstanding, respectively,
               after deducting 20,877 shares held in treasury                                 368                     325
          Additional paid-in capital                                                      487,164                 326,187
          Unrealized gains on short-term investments                                          136                     272
          Cumulative translation adjustments                                               (5,458)                 (4,943)
          Retained earnings                                                                47,198                  33,260
                                                                                   ---------------         ---------------
               TOTAL STOCKHOLDERS' EQUITY                                                 529,408                 355,101
                                                                                   ---------------         ---------------
                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     877,026           $     771,639
                                                                                   ===============         ===============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)



                                                                          FOR THE THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                    ---------------------------------------
                                                                         1998                    1997
                                                                    ---------------         ---------------
REVENUES                                                             $     184,516           $     142,226

COSTS OF GOODS SOLD                                                        133,665                 102,553

                                                                    ---------------         ---------------
GROSS PROFIT                                                                50,851                  39,673

RESEARCH AND DEVELOPMENT EXPENSES                                           10,451                   4,682
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                28,984                  23,244
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                                                  1,978                     742

                                                                    ---------------         ---------------
INCOME FROM OPERATIONS                                                       9,438                  11,005


NET INVESTMENT INCOME (EXPENSE)                                                331                      50
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                   (8,213)                 (5,393)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                             1,895                     563
GAIN ON SALE OF SUBSIDIARY STOCK                                             4,793                      --

                                                                    ---------------         ---------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                     8,244                   6,225

PROVISION FOR INCOME TAXES                                                     825                     622

                                                                    ---------------         ---------------
NET INCOME                                                           $       7,419           $       5,603
                                                                    ===============         ===============



NET INCOME PER COMMON SHARE                                          $        0.21           $        0.17


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE                                               35,979,989              32,688,563
                                                                    ===============         ===============



NET INCOME PER COMMON SHARE, ASSUMING DILUTION                       $        0.21           $        0.17


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING DILUTION                            40,815,134              32,743,578
                                                                    ===============         ===============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                    ---------------------------------------
                                                                         1998                     1997
                                                                    ---------------         ---------------
REVENUES                                                             $     370,675           $     264,338

COSTS OF GOODS SOLD                                                        268,450                 190,987

                                                                    ---------------         ---------------
GROSS PROFIT                                                               102,225                  73,351

RESEARCH AND DEVELOPMENT EXPENSES                                           17,516                  11,694
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                55,286                  43,122
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                                      3,938                   1,483

                                                                    ---------------         ---------------
INCOME FROM OPERATIONS                                                      25,485                  17,052


NET INVESTMENT INCOME (EXPENSE)                                               (166)                    310
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                  (18,890)                 (6,661)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                             4,265                   1,184
GAIN ON SALE OF SUBSIDIARY STOCK                                             4,793                     ---

                                                                    ---------------         ---------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    15,487                  11,885

PROVISION FOR INCOME TAXES                                                   1,549                   1,188

                                                                    ---------------         ---------------
NET INCOME                                                           $      13,938           $      10,697
                                                                    ===============         ===============



NET INCOME PER COMMON SHARE                                          $        0.41           $        0.33


SHARES USED IN COMPUTING NET INCOME PER SHARE                           34,408,545              32,753,415
                                                                    ===============         ===============



NET INCOME PER COMMON SHARE, ASSUMING DILUTION                       $        0.41           $        0.33


SHARES USED IN COMPUTING NET INCOME
    PER COMMON SHARE, ASSUMING DILUTION                                 39,284,011              32,753,689
                                                                    ===============         ===============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                                   FOR THE SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                            ---------------------------------------
                                                                                                 1998                    1997
                                                                                            ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                                              $      13,938           $      10,697
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
           PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                Depreciation and amortization expense                                               18,566                  12,115
                Equity in losses of affiliates                                                      19,164                   6,661
                Non-controlling interests in losses of consolidated subsidiaries                    (4,265)                 (1,184)
                Gain on sale of subsidiary stock                                                    (4,793)                     --
                Foreign currency translation adjustment                                               (515)                   (323)
           CHANGES IN ASSETS AND LIABILITIES:
                (Increase) decrease in current and other non-current assets                        (34,277)                  1,649
                Increase (decrease) in current and other non-current liabilities                   (13,814)                 11,411
                                                                                            ---------------         ---------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (5,996)                 41,026
                                                                                            ---------------         ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                          (23,478)                (18,656)
     Proceeds from sales of fixed assets                                                                --                  34,085
     Purchases, sales and maturities of available-for-sale investment securities, net                2,134                   1,631
     Investments in and advances to affiliates                                                     (44,954)                (92,884)
                                                                                            ---------------         ---------------
                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (66,297)                (75,824)
                                                                                            ---------------         ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of (repayments)                                                     (3,316)                 (5,210)
     Principal payments on long-term obligations                                                   (74,207)                 (5,604)
     Net proceeds from issuance of long-term obligations                                            22,000                  22,893
     Net proceeds from issuances of common stock                                                   161,020                     919
     Proceeds from issuance of short-term bridge loan                                                   --                  25,000
                                                                                            ---------------         ---------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                105,497                  37,998
                                                                                            ---------------         ---------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                33,204                   3,200


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      12,553                  26,859
                                                                                            ---------------         ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $      45,757           $      30,059
                                                                                            ===============         ===============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

Orbital Sciences Corporation is hereafter referred to as "Orbital" or the "company."

            (1)         Inventories

            Inventories consist of components inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out, or specific identification basis, net of allowances for estimated obsolescence.

            Components and raw materials are purchased to support future production efforts. Work-in-process inventory consists primarily of
            (i) costs incurred under long-term fixed-price contracts accounted for using the percentage-of-completion method of accounting applied on a units of delivery basis and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs). Work-in-process inventory has been reduced by contractual progress payments received. Finished goods inventory consists of fully assembled commercial products awaiting shipment.

            (2)         Earnings Per Share

            Net income per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income per common share assuming dilution is calculated using the weighted average number of common and common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's convertible notes, after giving effect to all net income adjustments that would result from the assumed conversion. Net income and outstanding shares of common stock used in calculating earnings per share differed from those amounts reported in the consolidated financial statements as follows:

                                                                            Net Income Per                Net Income Per Common
                                                                             Common Share               Share, Assuming Dilution
                                                                             ------------               ------------------------
            Three months ended June 30, 1998:
              Net income                                                     $  7,419,000                     $  7,419,000
              Assuming conversion of convertible notes                                N/A                          985,565
                                                                               ----------                       ----------
                  Net income, as adjusted                                    $  7,419,000                     $  8,404,565
                                                                             ============                     ============

              Outstanding common shares                                        36,901,818                       36,901,818
              Effect of weighting outstanding shares                             (921,829)                        (921,829)
              Stock options (treasury method)                                         N/A                        1,263,716
              Convertible notes                                                       N/A                        3,571,429
                                                                                ---------                        ---------
                  Adjusted shares                                              35,979,989                       40,815,134
                                                                               ==========                       ==========

            Six months ended June 30, 1998:
              Net income                                                    $  13,938,000                    $  13,938,000
              Assuming conversion of convertible notes                                N/A                        2,039,645
                                                                               ----------                       ----------
                  Net income, as adjusted                                   $  13,938,000                    $  15,977,645
                                                                            =============                    =============

              Outstanding common shares                                        36,901,818                       36,901,818
              Effect of weighting outstanding shares                           (2,493,273)                      (2,493,273)
              Stock options (treasury method)                                         N/A                        1,304,037
              Convertible notes                                                       N/A                        3,571,429
                                                                               ----------                       ----------
                  Adjusted shares                                              34,408,545                       39,284,011
                                                                               ==========                       ==========

            Three months ended June 30, 1997:
              Net income                                                    $   5,603,000                    $   5,603,000
              Assuming conversion of convertible notes                                N/A                              N/A
                                                                                ---------                        ---------
                Net income, as adjusted                                     $   5,603,000                    $   5,603,000
                                                                            =============                    =============

              Outstanding common shares                                        32,269,326                       32,269,326
              Effect of weighting outstanding shares                              (33,742)                         (33,742)
              Stock options (treasury method)                                         N/A                          507,994
              Convertible notes                                                       N/A                              N/A
                                                                                ---------                        ---------
                Adjusted shares                                                32,235,584                       32,743,578
                                                                               ==========                       ==========

            Six months ended June 30, 1997:
              Net income                                                    $  10,697,000                    $  10,697,000
              Assuming conversion of convertible notes                                N/A                              N/A
                                                                               ----------                       ----------
                Net income, as adjusted                                     $  10,697,000                    $  10,697,000
                                                                            =============                    =============

              Outstanding common shares                                        32,269,326                       32,269,326
              Effect of weighting outstanding shares                              (60,623)                         (60,623)
              Stock options (treasury method)                                         N/A                          544,986
              Convertible notes                                                       N/A                              N/A
                                                                               ----------                       ----------
                Adjusted shares                                                32,208,703                       32,753,689
                                                                               ==========                       ==========


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

            (5)         Comprehensive Income

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Disclosure requirements with respect to comprehensive income, as of and for the six months ended June 30, 1998 and 1997, are as follows (in thousands):

                                                                      1998                                1997
                                                                      ----                                ----
            Differences between net income, as
              reported, and comprehensive income:
                        Net income, as reported                   $     13,938                        $     10,697
                        Unrealized losses on
                          short-term investments                          (136)                                (20)
                        Translation adjustments                           (515)                               (323)
                                                                  ------------                        ------------
                          Comprehensive income                    $     13,287                        $     10,354
                                                                  ============                        ============

            Accumulated differences between
              net income, as reported, and
              comprehensive income:
                        Beginning of period                       $     (4,671)                       $     (3,667)
                        Unrealized losses on
                          short-term investments                          (136)                                (20)
                        Translation adjustments                           (515)                               (323)
                                                                  ------------                        ------------
                        End of period                             $     (5,322)                       $     (4,010)
                                                                  ============                        ============

            (6)         Common Stock

            In April 1998, the company sold 3,450,000 shares of its common stock in a public offering at $45.81 per share, generating net proceeds to the company of approximately $150,000,000 after deducting underwriters' discounts and other offering expenses.

            (7)         Commitments and Subsequent Events

            In June 1998, the company signed a satellite and launch vehicle procurement contract with CCI International N.V. ("CCI") valued at approximately $480,000,000. Subject to negotiation of definitive documentation, the company may also provide CCI with up to

            $100,000,000 in debt, equity and/or vendor financing, with an option to invest up to an additional $50,000,000.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Certain statements included in this discussion relating to future revenues, sales, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, "Year 2000" issues, and the performance of the company's affiliates, Orbital Imaging Corporation ("ORBIMAGE") and ORBCOMM Global L.P. ("ORBCOMM"), are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, achievements or investments of the company to differ materially from any future results, performance, achievements or investments expressed or implied by such forward-looking statements. Such factors include: general and economic business conditions, launch results, product performance, risks associated with government contracts, the introduction of products and services by competitors, risks associated with acquired businesses, availability of required capital, the ability of customers and suppliers to assess timely and accurately "Year 2000" issues, market acceptance of new products and technologies, and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" incorporated in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The company's products and services are grouped into three business sectors:
Space and Ground Infrastructure Systems, Satellite Access Products and Satellite Services. Space and Ground Infrastructure Systems include launch vehicles, satellites, electronics and sensor systems, and satellite ground systems. The company's Satellite Access Products sector consists of recreational, high-precision and automotive satellite-based navigation products, satellite communications products and transportation management systems. The company's Satellite Services sector includes satellite-based, two-way mobile data communications services and satellite-based imagery services, conducted through the company's ORBCOMM and ORBIMAGE affiliates, respectively. The company does not control the operational and financial affairs of ORBCOMM or ORBIMAGE, and consequently their financial results are not consolidated with the company's results.

RECENT DEVELOPMENTS. The company's stock began trading on the New York Stock Exchange in early July 1998 under the ticker symbol "ORB." The company's stock had previously traded on the Nasdaq National Market under the symbol "ORBI."

In April 1998, the company sold 3,450,000 shares of its common stock in a public offering at $45.81 per share, generating net proceeds of approximately $150,000,000 (see Liquidity and Capital Resources).

In July 1998, ORBCOMM Corporation announced that it elected to postpone its proposed initial public offering of common stock. ORBCOMM Corporation was organized for the sole purpose of investing in and acting as a general partner of ORBCOMM. Orbital, through its subsidiary Orbital Communications Corporation, and Teleglobe Mobile Partners, an affiliate of Teleglobe Inc., the existing fifty-percent partners in ORBCOMM, each has reaffirmed its commitment to provide funding to ORBCOMM while considering options for future financing at ORBCOMM (see Liquidity and Capital Resources).

In June 1998, the company signed a satellite and launch vehicle procurement contract with CCI International N.V. ("CCI") valued at approximately $480,000,000. Subject to negotiation of definitive documentation, the company may also provide CCI with up to $100,000,000 in debt, equity and/or vendor financing, with an option to invest up to an additional $50,000,000.

The company has made a preliminary assessment of potential "Year 2000" issues with respect to various financial and operational computer-related systems. The company has developed an initial corrective action plan that includes (i) reprogramming affected software when appropriate and feasible, (ii) obtaining vendor-provided software upgrades when available, and (iii) completely replacing affected systems when necessary. The company currently expects that identified "Year 2000" affected systems will be corrected by the end of 1998. There can be no assurance that the company has identified all "Year 2000" affected systems or that its corrective action plan will be timely and successful. While the company has not determined to date that "Year 2000" issues will materially impact its customers or suppliers, it continues to assess risks associated with such third parties and will develop corrective plans accordingly as more information becomes available.

REVENUES. Orbital's revenues for the three-month periods ended June 30, 1998 and 1997 were $184,516,000 and $142,226,000, respectively. Revenues for the six-month periods ended June 30, 1998 and 1997 were $370,675,000 and $264,338,000, respectively.

Space and Ground Infrastructure Systems. Revenues from the company's Space and Ground Infrastructure Systems sector totaled $155,701,000 and $122,523,000 for the three months ended June 30, 1998 and 1997, respectively. Revenues from this sector totaled $312,042,000 and $228,722,000 for the six months ended June 30, 1998 and 1997, respectively.

Revenues from the company's launch vehicles increased to $47,387,000 in the second quarter of 1998 from $27,223,000 in the second quarter of 1997, and to $93,427,000 for the six months ended June 30, 1998 from $57,117,000 for the six months ended June 30, 1997. The increase in revenues in 1998 as compared to 1997 is attributable to a number of factors, including (i) increased work performed under contracts received for the company's Taurus launch vehicle,
(ii) a significant increase in new orders received during

1997 for the company's Pegasus and suborbital launch vehicles and (iii) increased work performed on the X-34 reusable launch vehicle.

For the three months ended June 30, 1998, satellite revenues were $57,051,000 as compared to $56,481,000 for the three months ended June 30, 1997. Satellite revenues were $118,583,000 for the six months ended June 30, 1998 as compared to $87,284,000 for the six months ended June 30, 1997. Revenues during 1998 included sales generated by the satellite business acquired from CTA INCORPORATED in August 1997 of approximately $13,282,000 and $29,872,000, respectively, for the three- and six-month periods ended June 30, 1998.

Revenues from electronics and sensor systems increased to $29,464,000 for the three months ended June 30, 1998 from $22,172,000 for the three months ended June 30, 1997, and to $56,812,000 for the six months ended June 30, 1998 from $50,193,000 for the six months ended June 30, 1997. The increase in 1998 revenues is primarily due to work performed in 1998 on new orders for defense electronics products received during the second half of 1997.

Revenues from the company's ground systems products were $21,799,000 for the three months ended June 30, 1998 as compared to $16,692,000 for the three months ended June 30, 1997. Ground systems products revenues were $43,220,000 for the six months ended June 30, 1998 as compared to $34,128,000 for the six months ended June 30, 1997. The increase in 1998 revenues is primarily due to work performed on orders received in 1997 for new satellite ground systems and system upgrades.

Although overall infrastructure revenues increased, revenues under procurement agreements with ORBCOMM and ORBIMAGE for the three months ended June 30, 1998 decreased significantly to $27,119,000 from $51,053,000 for the three months ended June 30, 1997. Revenues from sales to ORBCOMM and ORBIMAGE also decreased for the six months ended June 30, 1998 to $52,759,000 from $62,653,000 for the six months ended June 30, 1997, primarily due to a lesser amount of work under the ORBCOMM procurement agreement as it nears completion.

Satellite Access Products. Revenues from sales of navigation, communications and transportation management systems and products increased to $28,556,000 for the three months ended June 30, 1998 from $19,899,000 for the three months ended June 30, 1997. Satellite access products revenues were $58,310,000 for the six months ended June 30, 1998 as compared to $35,535,000 for the six months ended June 30, 1997. The three- and six-month periods ended June 30, 1998 included approximately $11,661,000 and $22,665,000, respectively, of sales generated by the company's high-precision navigation products that were acquired as a result of the December 1997 merger of Ashtech Inc. ("Ashtech") with the company's subsidiary, Magellan Corporation ("Magellan").


GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to sales of commercial products and revenue earned under various long-term development and production contracts. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the second quarter of 1998 was $50,851,000 as compared to $39,673,00 in the second quarter of 1997. The company's gross profit for the first half of 1998 was $102,225,000 as compared to $73,351,000 for the first half of 1997. Gross profit as a percentage of revenues was approximately 28% for the three- and six-month periods ended June 30, 1998 and 1997.

Space and Ground Infrastructure Systems. Gross profit from the company's Space and Ground Infrastructure Systems sector was $41,988,000 (or 27% of revenues) and $33,770,000 (or 28% of revenues) for the three months ended June 30, 1998 and 1997, respectively. Gross profit for this sector was $84,828,000 (or 27% of revenues) and $62,362,000 (or 27% of revenues) for the six months ended June 30, 1998 and 1997, respectively.

Gross profit margins from the company's space and ground infrastructure systems for the three- and six-month periods ended June 30, 1998 were generally consistent with comparable 1997 periods. Gross margins for the company's satellite products decreased to 28% for the six months ended June 30, 1998 from 30% for the six months ended June 30, 1997, primarily due to production delays experienced in 1998 on certain commercial satellite contracts.

Satellite Access Products. Gross profit for satellite access products was $9,584,000 (or 34% of revenues) and $5,456,000 (or 27% of revenues) for the three months ended June 30, 1998 and 1997, respectively, and $19,692,000 (or 34% of revenues) and $11,051,000 (or 31% of revenues) for the six months ended June 30, 1998 and 1997, respectively. The overall increase in gross margins is due to the inclusion of higher margin high-precision navigation product lines acquired from Ashtech offset, in part, by lower margins achieved on automotive navigation product sales.

During the three months ended June 30, 1998, Magellan disposed of approximately $5,000,000 of certain obsolete inventory for which adequate reserves had previously been recorded. Magellan continues to face changing market conditions placing significant pressure on individual product life-times and inventory levels.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities and exclude direct customer-funded development. Research and development expenses for the three months ended June 30, 1998 and 1997 were $10,451,000 (or 5.7% of revenues) and $4,682,000 (or 3.3% of revenues), respectively. Research and development expenses were $17,516,000 (or 4.7% of revenues) and $11,694,000 (or 4.4% of revenues) for the six months ended June 30, 1998 and 1997, respectively. Research and development expenses for the second quarter of 1998 included approximately $2,000,000 of costs related to identifying and correcting anomalies experienced on certain ORBCOMM satellites. Current year expenses also included increased research and development efforts for satellite access products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the three months ended June 30, 1998 and 1997 were $28,984,000 (or 15.7% of revenues) and $23,244,000 (or 16.3% of revenues), respectively. Selling, general and administrative expenses for the six months ended June 30, 1998 and 1997 were $55,286,000 (or 14.9% of revenues) and $43,122,000 (or 16.3% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues during 1998 as compared to 1997 was primarily attributable to substantial revenue growth, particularly in launch vehicles and satellite systems, with only a modest growth in selling, general and administrative expenses.

INTEREST INCOME AND INTEREST EXPENSE. Interest income for the periods reflects interest earnings on cash equivalents and short-term investments. Interest expense includes the cost of borrowings on Orbital's convertible subordinated notes, revolving credit facilities and on other secured and unsecured debt. Interest income and interest expense was $1,425,000 and $1,095,000, respectively, for the three months ended June 30, 1998 as compared to interest income and interest expense of $630,000 and $580,000, respectively, for the three months ended June 30, 1997. The company's interest income and interest expense for the first six months of 1998 was $1,873,000 and $2,041,000, respectively, while for the first six moths of 1997, the company incurred interest income and interest expense of $986,000 and $676,000, respectively. Interest expense has been reduced by capitalized interest of $5,693,000 and $1,636,000 for the three months ended June 30, 1998 and 1997, respectively, and by $8,599,000 and $2,971,000 for the six months ended June 30, 1998 and 1997, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates net of non-controlling interests in (earnings) losses of consolidated subsidiaries were ($6,318,000) and ($4,830,000) for the three months ended June 30, 1998 and 1997, respectively, and were ($14,625,000) and ($5,477,000) for the six months ended June 30, 1998 and 1997, respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE, (ii) the company's pro rata share of ORBCOMM's, ORBCOMM International Partners. L.P.'s and ORBIMAGE's current period earnings and losses and (iii) non-controlling stockholders' pro rata share of ORBCOMM USA L.P.'s and Magellan's current period earnings and losses. The increase in total losses during 1998 is primarily due to losses at ORBCOMM.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $825,000 and $622,000 for the three months ended June 30, 1998 and 1997, respectively and of $1,549,000 and $1,188,000 for the six months ended June 30, 1998 and 1997, respectively. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

At December 31, 1997, Orbital had approximately $150,000,000 of U.S. Federal net operating loss carryforwards and $3,000,000 of U.S. Federal research and experimental tax credit carryforwards, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.

LIQUIDITY AND CAPITAL RESOURCES

The company's growth has required substantial capital to fund expanding working capital needs, investments in ORBCOMM and ORBIMAGE, certain business acquisitions, new business initiatives, research and development and capital expenditures. The company has funded these requirements to date, and expects to fund its future requirements, through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings. The company expects to continue to pursue potential acquisitions and equity investments that it believes would enhance its businesses and to fund such transactions through cash generated by operations, existing cash and loan facilities, the issuance of equity and/or debt securities and asset-based financings.

In April 1998, the company sold 3,450,000 shares of its common stock in a public offering, generating net proceeds of approximately $150,000,000 (the "Offering"). Orbital plans to use the net proceeds from the Offering for (i) investments in ORBCOMM, new projects or emerging space-related businesses, such as CCI, (ii) expanded research and development for new products, (iii) acquisitions of businesses and/or product lines complementary to the company's existing businesses, and (iv) for other general corporate purposes.

In July 1998, ORBCOMM Corporation announced that it elected to postpone its proposed initial public offering of common stock. Orbital, through its subsidiary Orbital Communications Corporation, and Teleglobe Mobile Partners, an affiliate of Teleglobe Inc., the existing fifty-percent partners in ORBCOMM, each has reaffirmed its commitment to provide funding to ORBCOMM while considering options for future financing at ORBCOMM. Orbital expects to fund its share of ORBCOMM's capital needs through existing resources, including credit facilities. If such funding is required, the company currently estimates that its share of such funding could be as much as $20,000,000 through the remainder of 1998.

Cash, cash equivalents and short-term investments were $45,757,000 at June 30, 1998, and the company had total debt obligations outstanding of approximately $172,188,000 at June 30, 1998. The outstanding debt is comprised of the company's convertible subordinated notes, advances under the company's line of credit facilities, secured and unsecured notes, and asset-based financings.

The company's primary revolving credit facility provides for total borrowings from an international syndicate of six banks of up to $100,000,000. No borrowings were outstanding under the facility at June 30, 1998. Borrowings are secured by contract receivables, and the facility prohibits the payment of cash dividends, contains certain covenants with respect to the company's working capital, fixed charge ratio, leverage ratio and consolidated net worth, and expires in August 2001. The company (or its subsidiaries) also maintains additional, smaller revolving credit facilities, under which approximately $1,400,000 was outstanding at June 30, 1998 at a weighted average interest rate of 10%. Additional borrowing capacity on these other agreements is approximately $28,000,000 at June 30, 1998. The company used approximately $94,250,000 of proceeds from the Offering to pay down outstanding borrowings on these credit facilities.

The company's operations used net cash of approximately $5,996,000 during the first half of 1998. The company provided $15,000,000 in capital and $21,513,000 in vendor financing (approximately one-half of which has been advanced to Orbital by an affiliate of Teleglobe Inc.) to ORBCOMM during the first half of 1998. In addition, during the first half of 1998, the company invested $23,478,000 in capital expenditures for various satellite and launch vehicle equipment and other production, manufacturing, test and office equipment.

Orbital plans to expand its offices and its satellite-related engineering, manufacturing and operations facilities. The company anticipates that the new construction will be conducted in two phases during 1998-1999 and 2000-2001. To finance the expansion, Orbital is currently pursuing various financing alternatives, including third-party debt financings and "built-to-suit" agreements. Consequently, the company does not expect to spend a material amount of cash to finance this construction.

Orbital expects that its capital needs for the remainder of 1998 will be provided by working capital, cash flows from operations, existing credit facilities, and operating lease arrangements.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
            HOLDERS

            (a) The annual meeting of stockholders of the Company was held on April 23, 1998.

            (b)     Not applicable.

            (c)(i) Election of five directors, each serving for a three-year term ending in 2001:

                    Fred C. Alcorn
                    --------------

                    Votes:     For: 30,436,192
                               Withheld: 78,595


                    Lennard A. Fisk
                    ---------------

                    Votes:     For: 30,439,976
                               Withheld: 74,811


                    Jack L. Kerrebrock
                    ------------------

                    Votes:     For: 30,431,280
                               Withheld: 83,507

                    David W. Thompson
                    -----------------

                    Votes:     For: 30,438,551
                               Withheld: 76,236



                    James R. Thompson
                    -----------------

                    Votes:     For: 30,436,366
                               Withheld: 78,421



            (ii) Proposal to approve the adoption of an amendment to the Orbital Sciences Corporation 1997 Stock Option and Incentive Plan increasing the number of shares of Common Stock authorized for issuance from 1,600,000 to 3,200,000.

                    Votes:     For: 21,839,679            Against: 8,533,649
                                                          Abstain: 141,459


            (iii) Proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending December 31, 1998.

                    Votes:     For: 30,361,359            Against: 86,901
                                                          Abstain: 66,526


ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

            (b)     Reports on Form 8-K.

                    (i) On April 13, 1998, the Company filed a Current Report on Form 8-K, dated April 1, 1998, disclosing its Pegasus launch and the current status of testing of ORBCOMM satellites and its INDOSTAR-1 satellite.

                    (ii) On April 28, 1998, the Company filed a Current Report on Form 8-K, dated April 21, 1998, disclosing the financial results of the Company for the quarter ended March 31, 1998.

                    (iii) On May 6, 1998, the Company filed a Current Report on Form 8-K, dated May 4, 1998, disclosing its selection as a space segment contractor of CCI and announcing the termination of its discussions with Mobile Communications Holdings, Inc.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ORBITAL SCIENCES CORPORATION


DATED:  August 14, 1998                By:   /s/ David W. Thompson
                                          --------------------------------------
                                          David W. Thompson, President
                                          and Chief Executive Officer


DATED:  August 14, 1998                By:   /s/ Jeffrey V. Pirone
                                          --------------------------------------
                                          Jeffrey V. Pirone
                                          Executive Vice President and Principal
                                          Financial Officer

                                  EXHIBIT INDEX


            The following exhibits are filed as part of this report.


Exhibit No.                            Description
-----------                            -----------
  10.1.3       Amendment No. 3 to Second Amended and Restated Credit and
               Reimbursement Agreement dated as of June 18, 1998, among Orbital
               Sciences Corporation, Morgan Guaranty Trust Company of New York
               and the Banks listed therein.

    11 Statement re: Computation of Earnings Per Share (transmitted herewith).

    27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities Act of
               1934) transmitted herewith).