Form 10-Q
period 1998-09-30
ORBITAL SCIENCES CORP /DE/
filed 1998-11-13
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                               SEPTEMBER 30, 1998



                          ORBITAL SCIENCES CORPORATION


                         COMMISSION FILE NUMBER 0-18287


                DELAWARE                                      06-1209561
----------------------------------------             ---------------------------
        (State of Incorporation)                     (IRS Identification number)

        21700 ATLANTIC BOULEVARD
         DULLES, VIRGINIA 20166                             (703) 406-5000
----------------------------------------             ---------------------------
(Address of principal executive offices)                  (Telephone number)


The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceing 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of November 4, 1998, 36,826,023 shares of the registrant's common stock were outstanding.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                         A S S E T S
                                                         -----------
                                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                                      1998             1997
                                                                                                 --------------   --------------
CURRENT ASSETS:
          Cash and cash equivalents                                                               $     39,482     $     12,553
          Short-term investments, at market                                                                225            2,573
          Receivables, net                                                                             224,078          190,204
          Inventories, net                                                                              40,133           50,925
          Deferred income taxes and other assets                                                        10,673            8,190
                                                                                                 --------------   --------------
            TOTAL CURRENT ASSETS                                                                       314,591          264,445

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $98,241 and $79,347, respectively                                 153,534          137,498

INVESTMENTS IN AND ADVANCES TO AFFILIATES, NET                                                         222,400          159,230

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $25,567 and $19,794, respectively                                 183,831          181,955

DEFERRED INCOME TAXES AND OTHER ASSETS                                                                  28,995           28,511

                                                                                                 --------------   --------------
                          TOTAL ASSETS                                                            $    903,351     $    771,639
                                                                                                 ==============   ==============


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  ------------------------------------
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                               $     40,065     $     29,317
          Accounts payable                                                                              43,605           36,217
          Accrued expenses                                                                              82,698          100,274
          Deferred revenues                                                                             49,054           46,138
                                                                                                 --------------   --------------
               TOTAL CURRENT LIABILITIES                                                               215,422          211,946

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                          152,803          198,394

OTHER LIABILITIES                                                                                          436            2,443
                                                                                                 --------------   --------------
                          TOTAL LIABILITIES                                                            368,661          412,783

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                            (2,661)           3,755

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
             Series A Special Voting Preferred Stock, none and one share
               authorized and outstanding, respectively                                                     --               --
          Common Stock, par value $.01; 80,000,000 shares authorized,
             36,955,050 and 32,481,719 shares outstanding, respectively
               after deducting 20,877 shares held in treasury                                              370              325
          Additional paid-in capital                                                                   486,919          326,187
          Unrealized gains on short-term investments                                                       387              272
          Cumulative translation adjustments                                                            (6,134)          (4,943)
          Retained earnings                                                                             55,809           33,260
                                                                                                 --------------   --------------
               TOTAL STOCKHOLDERS' EQUITY                                                              537,351          355,101
                                                                                                 --------------   --------------
                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    903,351     $    771,639
                                                                                                 ==============   ==============





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)



                                                                           FOR THE THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                               -----------------------------------------------
                                                                      1998                     1997
                                                               --------------------       -----------------

REVENUES                                                        $          193,488         $       164,670

COSTS OF GOODS SOLD                                                        141,195                 118,655

                                                               --------------------       -----------------
GROSS PROFIT                                                                52,293                  46,015

RESEARCH AND DEVELOPMENT EXPENSES                                           11,739                   6,476
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                22,468                  26,334
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                                                  1,983                     956

                                                               --------------------       -----------------
INCOME FROM OPERATIONS                                                      16,103                  12,249


NET INVESTMENT INCOME (EXPENSE)                                                777                   1,007
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                   (9,465)                 (6,929)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                             2,152                     533

                                                               --------------------       -----------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                     9,567                   6,860

PROVISION FOR INCOME TAXES                                                     956                     730

                                                               --------------------       -----------------
NET INCOME                                                      $            8,611         $         6,130
                                                               ====================       =================



NET INCOME PER COMMON SHARE                                     $             0.23         $          0.18


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE                                               36,757,055              33,347,734
                                                               ====================       =================



NET INCOME PER COMMON SHARE, ASSUMING DILUTION                  $             0.21         $          0.18


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING DILUTION                            41,172,222              34,492,637
                                                               ====================       =================





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                               -----------------------------------------------
                                                                      1998                      1997
                                                               --------------------       -----------------

REVENUES                                                        $          564,163         $       429,008

COSTS OF GOODS SOLD                                                        409,645                 309,642

                                                               --------------------       -----------------
GROSS PROFIT                                                               154,518                 119,366

RESEARCH AND DEVELOPMENT EXPENSES                                           29,255                  18,170
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                77,754                  69,456
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                                      5,921                   2,439

                                                               --------------------       -----------------
INCOME FROM OPERATIONS                                                      41,588                  29,301


NET INVESTMENT INCOME (EXPENSE)                                                611                   1,317
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                  (28,355)                (13,590)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                             6,417                   1,717
GAIN ON SALE OF SUBSIDIARY STOCK                                             4,793                      --

                                                               --------------------       -----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    25,054                  18,745

PROVISION FOR INCOME TAXES                                                   2,505                   1,918

                                                               --------------------       -----------------
NET INCOME                                                      $           22,549         $        16,827
                                                               ====================       =================



NET INCOME PER COMMON SHARE                                     $             0.64         $          0.51


SHARES USED IN COMPUTING NET INCOME PER SHARE                           35,199,984              32,941,540
                                                               ====================       =================



NET INCOME PER COMMON SHARE, ASSUMING DILUTION                  $             0.62         $          0.50


SHARES USED IN COMPUTING NET INCOME
    PER COMMON SHARE, ASSUMING DILUTION                                 39,925,234              33,960,724
                                                               ====================       =================





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                                 FOR THE NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30
                                                                                            -----------------------------------
                                                                                                  1998               1997
                                                                                            -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                                              $        22,549    $       16,827
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
           PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                Depreciation and amortization expense                                                 27,344            18,435
                Equity in losses of affiliates                                                        28,355            13,590
                Non-controlling interests in losses of consolidated subsidiaries                      (6,417)           (1,717)
                Gain on sale of subsidiary stock                                                      (4,793)               --
                Foreign currency translation adjustment                                               (1,191)             (528)
           CHANGES IN ASSETS AND LIABILITIES:
          (Increase) decrease in current and other non-current assets                                (34,533)           (2,656)
          Increase (decrease) in current and other non-current liabilities                           (12,528)          (15,715)
                                                                                            -----------------  ----------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         18,786            28,236
                                                                                            -----------------  ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                            (37,659)          (31,757)
     Proceeds from sales of fixed assets                                                                  --            34,699
     Payments for business combinations                                                                   --           (44,116)
     Purchases, sales and maturities of available-for-sale investment securities, net                  2,348           (14,028)
     Investments in and advances to affiliates                                                       (82,480)         (104,394)
                                                                                            -----------------  ----------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       (117,791)         (159,596)
                                                                                            -----------------  ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of (repayments)                                                       17,440           (14,712)
     Principal payments on long-term obligations                                                     (79,283)          (22,690)
     Net proceeds from issuance of long-term obligations                                              27,000           159,223
     Net proceeds from issuances of common stock                                                     160,777             1,803
                                                                                            -----------------  ----------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        125,934           123,624
                                                                                            -----------------  ----------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  26,929            (7,736)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        12,553            26,859
                                                                                            -----------------  ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $        39,482    $       19,123
                                                                                            =================  ================





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

Orbital Sciences Corporation is hereafter referred to as "Orbital" or the "company."

(1)      PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically assesses and evaluates the sufficiency and/or deficiency of estimated liabilities recorded for various operational and business risks and uncertainties. Actual results could differ from these estimates.

Certain reclassifications have been made to the 1997 financial statement to conform to the 1998 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

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

(3) INVESTMENTS IN AND ADVANCES TO AFFILIATES AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The company provided $22,500,000 in cash and $53,737,000 in vendor financing (approximately one-half of the vendor financing has been advanced to Orbital by an affiliate of Teleglobe Inc.) to its affiliate ORBCOMM Global, L.P. ("ORBCOMM") during the first nine months of 1998.

In August 1998, the company entered into a Stock Purchase Agreement (the "Agreement") with CCI International N.V. ("CCI") pursuant to which the company agreed, subject to the satisfaction by CCI of certain conditions and achievement of certain milestones, to purchase up to $50,000,000 of CCI's nonvoting Series A Convertible Preferred Stock (the "Preferred Shares"), with an option to purchase an additional $50,000,000 of Preferred Shares. In addition, the company agreed to provide vendor financing contingent on CCI meeting such milestones. Concurrently with the execution of the Agreement, the company and CCI entered into a satellite and launch vehicle procurement contract valued at approximately $480,000,000 for the satellites and a price for the launch vehicles to be determined. As of September 30, 1998, the company had purchased $22,000,000 of the Preferred Shares and had not provided any vendor financing.

During 1998, as a result of additional information becoming available with respect to the fair value of the acquired assets and liabilities, increases were made to the excess of purchase price over net assets acquired related to the 1997 acquisition of certain assets of CTA Incorporated.

(4)      EARNINGS PER SHARE

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

                                                 Net Income Per          Net Income Per Common
                                                  Common Share          Share, Assuming Dilution
                                                 --------------         ------------------------
Three months ended September 30, 1998:
  Net income                                      $   8,611,000              $   8,611,000
  Assuming conversion of convertible notes                  N/A                    224,000
                                                  -------------              -------------
      Net income, as adjusted                     $   8,611,000              $   8,835,000
                                                  =============              =============

  Outstanding common shares                          36,955,050                 36,955,050
  Effect of weighting outstanding shares               (197,995)                  (197,995)
  Stock options (treasury method)                           N/A                    843,738
  Convertible notes                                         N/A                  3,571,429
                                                  -------------            ---------------
      Adjusted shares                                36,757,055                 41,172,222
                                                  =============              =============

Nine months ended September 30, 1998:
  Net income                                      $  22,549,000              $  22,549,000
  Assuming conversion of convertible notes                  N/A                  2,264,000
                                                  -------------              -------------
      Net income, as adjusted                     $  22,549,000              $  24,813,000
                                                  =============              =============

  Outstanding common shares                          36,955,050                 36,955,050
  Effect of weighting outstanding shares             (1,755,066)                (1,755,066)
  Stock options (treasury method)                           N/A                  1,153,821
  Convertible notes                                         N/A                  3,571,429
                                                  -------------            ---------------
      Adjusted shares                                35,199,984                 39,925,234
                                                  =============              =============


                                                 Net Income Per          Net Income Per Common
                                                  Common Share          Share, Assuming Dilution
                                                 --------------         ------------------------
Three months ended September 30, 1997:
  Net income                                      $   6,130,000              $   6,130,000
  Assuming conversion of convertible notes                  N/A                        N/A
                                                  -------------              -------------
      Net income, as adjusted                     $   6,130,000              $   6,130,000
                                                  =============              =============

  Outstanding common shares                          32,269,326                 32,269,326
  Effect of weighting outstanding shares              1,078,408                     40,083
  Stock options (treasury method)                           N/A                  1,587,990
  Convertible notes                                         N/A                    595,238
                                                  -------------              -------------
      Adjusted shares                                33,347,734                 34,492,637
                                                  =============              =============

Nine months ended September 30, 1997:
  Net income                                      $  16,827,000              $  16,827,000
  Assuming conversion of convertible notes                  N/A                        N/A
                                                  -------------              -------------
      Net income, as adjusted                     $  16,827,000              $  16,827,000
                                                  =============              =============

  Outstanding common shares                          32,269,326                 32,269,326
  Effect of weighting outstanding shares                672,214                    (26,686)
  Stock options (treasury method)                           N/A                  1,519,671
  Convertible notes                                         N/A                    198,413
                                                  -------------              -------------
      Adjusted shares                                32,941,540                 33,960,724
                                                  =============              =============

(5)      INCOME TAXES

The company has recorded its interim income tax provision based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(6)      COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Disclosure requirements with respect to comprehensive income, as of and for the nine months ended September 30, 1998 and 1997, are as follows:

                                                              1998                1997
                                                              ----                ----
Differences between net income, as
  reported, and comprehensive income:
         Net income, as reported                         $  22,549,000           $ 16,827,000
         Unrealized gains on short-term investments            115,000                 30,000
         Translation adjustments                            (1,191,000)              (528,000)
                                                         -------------           ------------
           Comprehensive income                          $  21,473,000           $ 16,329,000
                                                         =============           ============

Accumulated differences between net income,
  as reported, and comprehensive income:
         Beginning of period                             $  (4,671,000)          $ (3,667,000)
         Unrealized gains (losses)
           on short-term investments                          (115,000)               (30,000)
         Translation adjustments                            (1,191,000)              (528,000)
                                                         -------------           ------------
         End of period                                   $  (5,747,000)          $ (4,165,000)
                                                         =============           ============

(7)      COMMON STOCK

In April 1998, the company sold 3,450,000 shares of its common stock in a public offering at $45.81 per share, generating net proceeds to the company of approximately $150,000,000 after deducting underwriters' discounts and other offering expenses.

(8)      SUBSEQUENT EVENT

In October 1998, the company's Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights will be granted as a dividend at the rate of one right for each share of common stock to stockholders of record on November 13, 1998. The plan is designed to deter coercive or unfair takeover tactics. The rights become exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of Orbital's common stock, or announces a tender or exchange offer that would result in its ownership of 15% or more of the Company's common stock. The rights are generally redeemable by the Company's Board of Directors at a redemption price of $0.005 per right and expire on October 31, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Certain statements included in this discussion relating to future revenues, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, "Year 2000" issues, and the performance of the company's affiliates, Orbital Imaging Corporation ("ORBIMAGE") and ORBCOMM Global, L.P. ("ORBCOMM"), are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance and achievements of the company to differ materially from any future results, performance, achievements expressed or implied by such forward-looking statements. Such factors include: general and economic business conditions, launch results, product performance, risks associated with government contracts, market acceptance of consumer products, the introduction of products and services by competitors, risks associated with acquired businesses including their successful integration into the Company in terms of operating efficiencies, among other things, availability of required capital, the ability of the company itself, customers and suppliers to assess and correct timely and accurately "Year 2000" issues, market acceptance of new products and technologies, and other factors that are described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" incorporated in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The company's products and services are grouped into three business sectors:
Space and Ground Infrastructure Systems, Satellite Access Products and Satellite Services. Space and Ground Infrastructure Systems include launch vehicles, satellites, electronics and sensor systems, and satellite ground systems. The company's Satellite Access Products sector consists of consumer, high-precision and automotive satellite-based navigation products, satellite communications products and transportation management systems. The company's Satellite Services sector includes satellite-based two-way mobile data communications services and satellite-based imagery services, conducted through the company's ORBCOMM and ORBIMAGE affiliates, respectively. The company does not control the operational and financial affairs of ORBCOMM or ORBIMAGE, and consequently their financial results are not consolidated with the company's results.

RECENT DEVELOPMENTS. In July 1998, the company's stock began trading on the New York Stock Exchange under the ticker symbol "ORB." The company's stock had previously traded on the Nasdaq National Market under the symbol "ORBI." In April 1998, the company sold 3,450,000 shares of its common stock in a public offering at $45.81 per share, generating net proceeds of approximately $150,000,000 (see Liquidity and Capital Resources).

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

In August 1998, the company entered into a Stock Purchase Agreement (the "Agreement") with CCI International, N.V. ("CCI") pursuant to which the company agreed, subject to the satisfaction by CCI of certain conditions prior to December 31, 1998, including meeting certain milestones, to purchase up to $50,000,000 of CCI's nonvoting Series A Convertible Preferred Stock (the "Preferred Shares"), with an option to purchase an additional $50,000,000 of Preferred Shares. Concurrently with the execution of the Agreement, the company and CCI entered into a satellite and launch vehicle procurement contract valued at approximately $480,000,000 for the satellites and a price to be determined for the launch vehicles. In addition, Orbital agreed to provide vendor financing contingent on CCI meeting such milestones. As of September 30, 1998, the company had purchased $22,000,000 of the Preferred Shares and had not provided any vendor financing. Should CCI not ultimately achieve its financial or operational milestones, some of which entail raising capital, Orbital may be required to write-off all, or a portion of, its investment.

In October 1998, the company adopted a stockholder rights plan in which preferred stock purchase rights will be granted as a dividend at the rate of one right for each share of common stock to stockholders of record on November 13, 1998. The plan is designed to deter coercive or unfair takeover tactics. The rights become exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of Orbital's common stock, or announces a tender or exchange offer that would result in its ownership of 15% of more of the Company's common stock. The rights are generally redeemable by the Company's Board of Directors at a redemption price of $0.005 per right and expire on October 31, 2008. For more information regarding Orbital's stockholders rights plan, refer to the Company's Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

REVENUES. Orbital's revenues for the three-month periods ended September 30, 1998 and 1997 were $193,488,000 and $164,670,000, respectively. Revenues for the nine-month periods ended September 30, 1998 and 1997 were $564,163,000 and $429,008,000, respectively.

Space and Ground Infrastructure Systems. Revenues from the company's Space and Ground Infrastructure Systems sector totaled $166,386,000 and $149,387,000 for the three months ended September 30, 1998 and 1997, respectively. Revenues from this sector totaled $478,428,000 and $378,109,000 for the nine months ended September 30, 1998 and 1997, respectively.

Revenues from the company's launch vehicles increased to $34,636,000 in the third quarter of 1998 from $29,905,000 in the third quarter of 1997, and to $128,063,000 for the nine months ended September 30, 1998 from $87,022,000 for the nine months ended September 30, 1997. The increase in revenues in 1998 as compared to 1997 is attributable to a number of factors, including (i) increased work performed under contracts received for the company's Taurus launch vehicle, (ii) a significant increase in new orders received during 1997 for the company's Pegasus and suborbital launch vehicles and (iii) increased work performed on the X-34 reusable launch vehicle.

For the three months ended September 30, 1998, satellite revenues were $75,529,000 as compared to $74,485,000 for the three months ended September 30, 1997. Satellite revenues were $194,112,000 for the nine months ended September 30, 1998 as compared to $161,679,000 for the nine months ended September 30, 1997. Revenues included sales generated by the satellite business acquired from CTA Incorporated ("CTA") in August 1997 of approximately $21,903,000 and $51,775,000, respectively, for the three- and nine-month periods ended September 30, 1998, and of approximately $21,964,000 for the three-month period ended September 30, 1997. The company periodically assesses and evaluates the recoverability of the related excess of purchase price over net assets acquired based on current facts and circumstances and the operational performance of the acquired CTA business.

Revenues from electronics and sensor systems were $25,715,000 for the three months ended September 30, 1998 as compared to $26,915,000 for the three months ended September 30, 1997, and increased to $82,527,000 for the nine months ended September 30, 1998 from $77,108,000 for the nine months ended September 30, 1997. Although consistent on a quarter-to-quarter basis, the increase in overall 1998 revenues is primarily due to work performed in 1998 on new orders for defense electronics products received during the second half of 1997 and in early 1998.

Revenues from the company's ground systems products increased to $30,506,000 for the three months ended September 30, 1998 from $18,802,000 for the three months ended September 30, 1997. Ground systems products revenues increased to $73,726,000 for the nine months ended September 30, 1998 from $52,210,000 for the nine months ended September 30, 1997. The increase in 1998 revenues is primarily due to work performed on orders received in 1997 and in early 1998, including work on a new remote imaging system.

Although overall infrastructure revenues increased, revenues under procurement agreements with ORBCOMM and ORBIMAGE for the three months ended September 30, 1998 decreased significantly to $28,299,000 from $45,408,000 for the three months ended September 30, 1997. Revenues from sales to ORBCOMM and ORBIMAGE were $109,077,000 for the nine months ended September 30, 1998 as compared to $108,062,000 for the nine months ended September 30, 1997. The decrease in the current quarter's revenues is primarily due to reduced work under the ORBCOMM procurement agreement as it nears completion.

Satellite Access Products. Revenues from sales of satellite-based navigation, communications and transportation management systems and products increased to $26,963,000 for the three months ended September 30, 1998 from $15,261,000 for the three months ended September 30, 1997. Satellite access products revenues were $85,273,000 for the nine months ended September 30, 1998 as compared to $50,796,000 for the nine months ended September 30, 1997. The three- and nine-month periods ended September 30, 1998 included approximately $10,654,000 and $32,557,000, respectively, of sales generated by the company's high-precision navigation products that were acquired as a result of the December 1997 merger of Ashtech Inc. ("Ashtech") with the company's subsidiary, Magellan Corporation ("Magellan").

Although 1998 revenues from satellite access products were greater than 1997 revenues, revenues are below management's expectations due to increased competition in consumer products and slower sales of automotive navigation products. Such revenue levels, combined with costs associated with the integration and restructuring of Ashtech and Magellan, have led to operating losses within this segment for the 1998 periods. While the company expects this trend to continue for the next several months, Magellan believes the trend will reverse with the introduction of new products and the implementation of further cost-related efficiencies during the same period.

GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to sales of commercial products and revenue earned under various long-term contracts. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the third quarter of 1998 was $52,293,000 as compared to $46,015,000 in the third quarter of 1997. The company's gross profit for the first nine months of 1998 was $154,518,000 as compared to $119,366,000 for the first nine months of 1997. Gross profit as a percentage of revenues was between 27% and 28% for all periods.

Space and Ground Infrastructure Systems. Gross profit from the company's Space and Ground Infrastructure Systems sector was $46,007,000 and $41,820,000 for the three months ended September 30, 1998 and 1997, respectively (or approximately 28% of revenues for each period). Gross profit for this sector was $130,836,000 and $104,182,000 for the nine months ended September 30, 1998 and 1997, respectively (or approximately 27.5% of revenues for each period).

Gross profit margins from the company's space and ground infrastructure systems for the three- and nine-month periods ended September 30, 1998 were generally consistent with comparable 1997 periods. Gross profit margins for the company's launch vehicles decreased to 25% for the nine months ended September 30, 1998 from 29% for the nine months ended September 30, 1997, primarily due to work performed on a lower margin Taurus contract and increased activity on the lower margin X-34 contract.

Satellite Access Products. Gross profit for satellite access products was $7,184,000 (or 27% of revenues) and $4,271,000 (or 28% of revenues) for the three months ended September 30, 1998 and 1997, respectively, and $26,875,000 (or 32% of revenues) and $15,321,000 (or 30% of revenues) for the nine months ended September 30, 1998 and 1997, respectively. The overall increase in gross margins for the nine-month period is due to the inclusion of higher margin high-precision navigation product lines acquired from Ashtech offset, in part, by lower margins achieved on consumer and automotive navigation product sales.

During the nine months ended September 30, 1998, Magellan disposed of approximately $12,500,000 of certain obsolete inventory for which reserves had been previously provided. Magellan continues to face changing market conditions, which places significant pressure on inventory components and individual product lifetimes and inventory levels. Accordingly, during the three months ended September 30, 1998, Orbital further increased its reserves related to inventory by $1,600,000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities and exclude direct customer-funded development. Research and development expenses for the three months ended September 30, 1998 and 1997 were $11,739,000 (or 6% of revenues) and $6,476,000 (or 4% of revenues), respectively. Research and development expenses were $29,255,000 (or 5% of revenues) and $18,170,000 (or 4% of revenues) for the nine months ended September 30, 1998 and 1997, respectively. Research and development expenses for the three and nine months ended September 30, 1998 included approximately $3,000,000 and $5,000,000, respectively, of costs related to identifying and addressing technical issues arising on certain ORBCOMM advanced data communications satellites. Current year expenses also include increased research and development efforts for satellite access products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the three months ended September 30, 1998 and 1997 were $22,468,000 (or 12% of revenues) and $26,334,000 (or 16% of revenues), respectively. Selling, general and administrative expenses for the nine months ended September 30, 1998 and 1997 were $77,754,000 (or 14% of revenues) and $69,456,000 (or 16% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues during 1998 as compared to 1997 was primarily attributable to operational efficiencies gained as a result of the acquisition of CTA's space business.

INTEREST INCOME AND INTEREST EXPENSE. Interest income for the periods reflects interest earnings on cash equivalents and short-term investments. Interest expense includes the cost of borrowings on Orbital's convertible subordinated notes, revolving credit facilities and other secured and unsecured debt. Interest income and interest expense, net of amounts capitalized, were $1,026,000 and $249,000, respectively, for the three months ended September 30, 1998 as compared to interest income of $1,007,000 (there was no interest expense) for the three months ended September 30, 1997. The company's interest income and interest expense for the first nine months of 1998 were $3,127,000 and $2,516,000, respectively, while for the first nine months of 1997, the company earned interest income and incurred interest expense of $1,405,000 and $88,000, respectively. Interest expense has been reduced by capitalized interest of $3,928,000 and $4,052,000 for the three months ended September 30, 1998 and 1997, respectively, and by $12,527,000 and $7,024,000 for the nine months ended September 30, 1998 and 1997, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates net of non-controlling interests in (earnings) losses of consolidated subsidiaries were ($7,313,000) and ($6,396,000) for the three months ended September 30, 1998 and 1997, respectively, and were ($21,938,000) and ($11,873,000) for the nine months ended September 30, 1998 and 1997, respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE, (ii) the company's pro rata share of ORBCOMM's, ORBCOMM International Partners, L.P.'s and ORBIMAGE's current period earnings and losses and (iii) non-controlling stockholders' pro rata share of ORBCOMM USA L.P.'s and Magellan's current period earnings and losses. The increase in total losses during 1998 is primarily due to increased start-up expenses and resulting losses at ORBCOMM.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $956,000 and $730,000 for the three months ended September 30, 1998 and 1997, respectively, and of $2,505,000 and $1,918,000 for the nine months ended September 30, 1998 and 1997, respectively. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

At December 31, 1997, Orbital had approximately $150,000,000 of U.S. Federal net operating loss carryforwards and $3,000,000 of U.S. Federal research and experimental tax credit carryforwards, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.

LIQUIDITY AND CAPITAL RESOURCES

The company's growth has required substantial capital to fund expanding working capital needs, investments in ORBCOMM and ORBIMAGE, certain business acquisitions, new business initiatives, research and development and capital expenditures. The company has funded these requirements to date, and expects to fund its future requirements, through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings. The company expects to continue to pursue potential acquisitions and equity investments that it believes would enhance its businesses and to fund such transactions through existing cash and loan facilities, joint ventures or the issuance of equity and/or debt securities, asset-based financings, and cash generated by operations.

In April 1998, the company sold 3,450,000 shares of its common stock in a public offering, generating net proceeds of approximately $150,000,000 (the "Offering"). Orbital plans to continue to use the net proceeds from the Offering for (i) investments in ORBCOMM, new projects or emerging space-related businesses, such as CCI, (ii) expanded research and development for new products, (iii) acquisitions of businesses and/or product lines complementary to the company's existing businesses, and (iv) for other general corporate purposes.

In July 1998, ORBCOMM Corporation announced that it elected to postpone its proposed initial public offering of common stock. The company provided $22,500,000 in cash and $53,737,000 in vendor financing (approximately one-half of the vendor financing has been advanced to Orbital by an affiliate of Teleglobe Inc.) to ORBCOMM during the first nine months of 1998. Orbital, through its subsidiary Orbital Communications Corporation, and Teleglobe Mobile Partners, an affiliate of Teleglobe Inc., the existing fifty-percent partners in ORBCOMM, each has reaffirmed its commitment to provide funding to ORBCOMM while considering options for future financing at ORBCOMM. The company currently estimates that its additional funding obligation could be as much as $10,000,000 through the remainder of 1998. Orbital expects to fund its share of ORBCOMM's capital needs through existing resources, including credit facilities.

Cash, cash equivalents and short-term investments were $39,482,000 at September 30, 1998, and the company had total debt obligations outstanding of approximately $192,868,000 at September 30, 1998. The outstanding debt is comprised of the company's convertible subordinated notes, advances under the company's line of credit facilities, secured and unsecured notes, and asset-based financings.

The company's primary revolving credit facility provides for total borrowings from an international syndicate of six banks of up to $100,000,000. No borrowings were outstanding under the facility at September 30, 1998. Borrowings are secured by contract receivables, and the facility prohibits the payment of cash dividends, contains certain covenants with respect to the company's working capital, fixed charge ratio, leverage ratio and consolidated net worth, and expires in August 2001. The company is currently in discussions with its lead bank to amend and restate its primary credit facility, and to increase the amount of total borrowings. The company (or its subsidiaries) also maintains additional, smaller revolving credit facilities, under which approximately $25,940,000 was outstanding at September 30, 1998 at a weighted average interest rate of approximately 7%. Additional borrowing capacity on these other agreements was approximately $5,100,000 at September 30, 1998.

The company's operations provided net cash of approximately $18,786,000 during the first nine months of 1998. Also during the first nine months of 1998, in addition to its investment in ORBCOMM, the company invested approximately $22,000,000 in CCI and $37,659,000 in capital expenditures for various satellite and launch vehicle equipment and other production, manufacturing, test and office equipment.

Orbital plans to expand its offices and its satellite-related engineering, manufacturing and operations facilities adjacent to its Dulles, Virginia headquarters. The company anticipates that the new construction will be conducted in two phases during 1999 and 2000-2001. To finance the expansion, Orbital is currently pursuing various financing alternatives, including third-party debt financings and "built-to-suit" agreements. Consequently, the company does not expect to use existing resources to finance this expansion.

Orbital expects that its capital needs for the remainder of 1998 will be provided by working capital, cash flows from operations, existing credit facilities, and operating lease arrangements.

YEAR 2000 ISSUES

The company has developed a plan to prepare for potential "Year 2000" issues with respect to various operational, technical and financial computer-related systems. The plan has been designed to minimize risk to the company and its customers using a standard industry five-phase approach. The five phases are awareness, assessment, renovation, validation and implementation. The company has substantially completed the awareness and assessment phases, including a comprehensive inventory of potentially affected systems. In many cases renovation work is well underway and validation testing has begun with respect to certain critical systems.

The company currently plans to achieve its overall goal of Year 2000 readiness in mid-1999. During the remainder of 1998, the company expects to complete the assessment phase, and the first half of 1999 will be devoted to renovating, validating and implementing its corrective action plan by (i) reprogramming affected software when appropriate and feasible, (ii) obtaining vendor-provided software upgrades when available and (iii) completely replacing affected systems when necessary.

The total costs to implement the plan, which costs include the already planned replacement of existing systems to support the company's overall growth, are estimated to be well less than one percent of anticipated 1998 annual revenues. This estimate includes the planned costs of replacing existing systems to support the company's overall growth that are also impacted by the Year 2000
problem.   Approximately 70% of the estimated costs to implement the plan have been incurred to date and the remaining costs are expected to be incurred over the remainder of 1998 and 1999. All costs, including the cost of internal personnel, outside consultants, system replacements and other equipment, will be expensed as incurred, except for long-lived assets, which will be capitalized in accordance with the company's capitalization policies. The company has not postponed the implementation or upgrade of other systems as a result of focusing on the Year 2000 plan.

As part of the plan, formal communication with the company's suppliers, customers and other service providers has been initiated. To date, however, the company has not determined whether "Year 2000" issues affecting key suppliers, significant customers (including the U.S. government), or critical service providers will materially impact the company's cash flows or operating results. A "reasonably likely worst case" scenario of the Year 2000 issue for Orbital could include: isolated performance problems with engineering, financial and administrative systems; isolated interruption of deliveries from critical suppliers; product liability or warranty issues; and the temporary inability of key customers to pay amounts due to the company. Contingency plans are being prepared, and will be implemented if necessary, including having sufficient liquidity available to sustain a temporary interruption of cash receipts during early 2000 and the identification of alternative suppliers for critical components. There can be no assurance that the company has identified, or will identify, all "Year 2000" affected systems, suppliers, customers and service providers, or that its corrective action plan will be timely and successful.

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

            (b)    Reports on Form 8-K.

                   (i)    On July 2, 1998, the Company
                          filed a Current Report on Form
                          8-K, dated July 2, 1998,
                          disclosing ORBCOMM Corporation's
                          election to postpone its
                          proposed initial public offering
                          of common stock.

                   (ii)   On July 23, 1998, the Company
                          filed a Current Report on Form
                          8-K, dated July 21, 1998,
                          disclosing the financial results
                          of the Company for the quarter
                          ended June 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ORBITAL SCIENCES CORPORATION


DATED:  November 13, 1998             By:     /s/ David W. Thompson
                                         --------------------------------
                                      David W. Thompson, President
                                      and Chief Executive Officer


DATED:  November 13, 1998             By:    /s/ Jeffrey V. Pirone
                                         ------------------------------
                                      Jeffrey V. Pirone, Executive Vice
                                      President and Principal Financial Officer

                                  EXHIBIT INDEX


      The following exhibits are filed as part of this report.

   Exhibit No.                           Description
   -----------                           -----------
     10.2.6           Sixth Amendment to Note Agreement dated as of August
                      14, 1998 between Orbital Sciences Corporation and The
                      Northwestern Mutual Life Insurance Company (transmitted
                      herewith).

       11             Statement re: Computation of Earnings Per Share
                      (transmitted herewith).

       27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10Q, or otherwise subject to the liabilities of
                      Section 18 of the Securities Act of 1934)
                      (transmitted herewith).