Form 10-Q/A
period 1998-03-31
ORBITAL SCIENCES CORP /DE/
filed 1999-02-19
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                                 MARCH 31, 1998


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287



                DELAWARE                                     06-1209561
        ------------------------                     ---------------------------
        (State of Incorporation)                     (IRS Identification number)

        21700 ATLANTIC BOULEVARD
         DULLES, VIRGINIA 20166                            (703) 406-5000
----------------------------------------                 ------------------
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

                                                      A S S E T S
                                                      -----------
                                                                                               RESTATED
                                                                                               MARCH 31,   DECEMBER 31,
                                                                                                 1998          1997
                                                                                               ---------   ------------
CURRENT ASSETS:
          Cash and cash equivalents                                                            $  29,458    $  12,553
          Short-term investments, at market                                                        2,998        2,573
          Receivables, net                                                                       210,061      190,204
          Inventories, net                                                                        47,082       50,925
          Deferred income taxes and other assets                                                   9,816        8,190
                                                                                               ---------    ---------
             TOTAL CURRENT ASSETS                                                                299,415      264,445

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $92,937 and $79,347, respectively                           139,158      137,498

INVESTMENTS IN AND ADVANCES TO AFFILIATES, NET                                                   181,258      159,230

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $21,938 and $19,794, respectively                           180,412      181,955

DEFERRED INCOME TAXES AND OTHER ASSETS                                                            27,457       28,511
                                                                                               ---------    ---------
             TOTAL ASSETS                                                                      $ 827,700    $ 771,639
                                                                                               =========    =========


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------

CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                            $  40,320    $  29,317
          Accounts payable                                                                        50,874       36,217
          Accrued expenses                                                                        99,466      100,274
          Deferred revenues                                                                       41,847       46,138
                                                                                               ---------    ---------
             TOTAL CURRENT LIABILITIES                                                           232,507      211,946

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                    223,998      198,394

OTHER LIABILITIES                                                                                    757        2,443
                                                                                               ---------    ---------
             TOTAL LIABILITIES                                                                   457,262      412,783

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                         875        3,755

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
               Series A Special Voting Preferred Stock, one share authorized and outstanding          --           --
          Common Stock, par value $.01; 80,000,000 shares authorized,
             33,332,436 and 32,481,719 shares outstanding, respectively
               after deducting 20,877 shares held in treasury                                        332          325
          Additional paid-in capital                                                             335,790      326,187
          Unrealized gains on short-term investments                                                 136          272
          Cumulative translation adjustments                                                      (4,700)      (4,943)
          Retained earnings                                                                       38,005       33,260
                                                                                               ---------    ---------
             TOTAL STOCKHOLDERS' EQUITY                                                          369,563      355,101
                                                                                               ---------    ---------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 827,700    $ 771,639
                                                                                               =========    =========






     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                   RESTATED
                                                 ----------------------------
                                                     1998             1997
                                                 ------------    ------------
REVENUES                                         $    186,159    $    122,112

COSTS OF GOODS SOLD                                   134,785          88,434
                                                 ------------    ------------
GROSS PROFIT                                           51,374          33,678

RESEARCH AND DEVELOPMENT EXPENSES                       8,565           7,012
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           27,484          19,878
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                             1,960             741
                                                 ------------    ------------
INCOME FROM OPERATIONS                                 13,365           6,047


NET INVESTMENT INCOME (EXPENSE)                           260             260
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES             (10,677)         (1,268)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                        2,880             621
                                                 ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                5,828           5,660

PROVISION FOR INCOME TAXES                              1,083             566
                                                 ------------    ------------
NET INCOME                                       $      4,745    $      5,094
                                                 ============    ============



NET INCOME PER COMMON SHARE                      $       0.14    $       0.16


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE                          32,819,641      32,819,432
                                                 ============    ============



NET INCOME PER COMMON SHARE, ASSUMING DILUTION   $       0.13    $       0.16


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING DILUTION       37,721,780      32,819,432
                                                 ============    ============









     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 March 31,
                                                                                        RESTATED
                                                                                        --------------------------
                                                                                          1998              1997
                                                                                        --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                                  $  4,745          $  5,094
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED
           IN) OPERATING ACTIVITIES:
                Depreciation and amortization expense                                      8,685             6,461
                Equity in losses of affiliates                                            10,677             1,268
                Non-controlling interests in losses of consolidated subsidiaries          (2,880)             (621)
                Foreign currency translation adjustment                                      243              (184)
           CHANGES IN ASSETS AND LIABILITIES:
             (Increase) decrease in current and other non-current assets                 (17,029)           (6,050)
             Increase (decrease) in current and other non-current liabilities              1,334             7,579
                                                                                        --------          --------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           5,775            13,547
                                                                                        --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                 (8,503)           (4,733)
     Purchases, sales and maturities of available-for-sale investment securities, net         --            (4,215)
     Investments in and advances to affiliates                                           (26,584)           (1,304)
                                                                                        --------          --------
             NET CASH USED IN INVESTING ACTIVITIES                                       (35,087)          (10,252)
                                                                                        --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                               15,461             3,350
     Principal payments on long-term obligations                                          (6,318)           (4,697)
     Proceeds from issuance of long-term obligations                                      27,464                --
     Net proceeds from issuances of common stock                                           9,610               442
                                                                                        --------          --------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          46,217              (905)
                                                                                        --------          --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      16,905             2,390


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            12,553            26,859
                                                                                        --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 29,458          $ 29,249
                                                                                        ========          ========




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

(1) RESTATEMENT
The accompanying condensed consolidated financial statements for the three months ended March 31, 1998 have been restated. Based on accounting decisions made in connection with the preparation of the company's consolidated year-end financial statements, the company has restated the aforementioned financial statements to consistently apply accounting policies to certain transactions recorded in the three month period ended March 31, 1998, as summarized below.

The company recorded $1,500,000 of additional research and development expenses related to certain product enhancements at its Magellan subsidiary in the Satellite Access sector that had been previously capitalized (before considering the associated minority interests of $510,000). The company recorded $1,200,000 of additional general and administrative expenses in the Space and Ground Infrastructure Systems sector (the "SGIS sector") for estimated post-retirement health benefit obligations related to a plan acquired in a prior business combination. In addition, the company reduced net interest expense by approximately $800,000 in the SGIS sector to reflect the appropriate amount of interest capitalized on certain assets in process. Lastly, the company revised its tax provision to reflect the impact of these adjustments and to reflect the company's revised estimate of its effective tax rate for the year.

                                                           Three Months Ended
                                                             March 31, 1998

                                                  As Reported              As Restated
                                                  -----------              -----------
Retained Earnings                                 $39,779,000              $38,005,000

Net Income                                        $ 6,519,000              $ 4,745,000

Diluted Earnings Per Share                        $      0.20              $      0.13

The restatement noted above is included in the accompanying condensed consolidated financial statements.

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

(3) EARNINGS PER SHARE
Net income per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income per common share assuming dilution is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's $100,000,000, 5%, convertible notes due 2002, after giving effect to all net income adjustments that would result from the assumed conversion.

(4) INCOME TAXES
The company has recorded its interim income tax provision based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(5) RECLASSIFICATIONS
Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the 1998 condensed consolidated financial statement presentation.

(6) COMPREHENSIVE INCOME
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Disclosure requirements with respect to comprehensive income are as follows (in thousands):

                                               MARCH 31,
                                         1998             1997
                                        -------          -------
Comprehensive income:
    Net income, as reported             $ 4,745          $ 5,094
    Unrealized losses on
      short-term investments               (136)             (20)
    Translation adjustments                 243             (184)
                                        -------          -------
      Total                             $ 4,852          $ 4,890
                                        =======          =======

Accumulated other comprehensive income:
    Beginning of period                 $(4,671)         $(3,667)
                                        =======          =======
    End of period                       $(4,564)         $(3,871)
                                        =======          =======





(7) SUBSEQUENT EVENTS
Equity Offering: On April 20, 1998, the company sold 3,450,000 shares of its common stock in a public offering at $45.81 per share, generating net proceeds to the company of approximately $150,000,000 after deducting approximately $8,000,000 of underwriters' discounts and other estimated offering expenses.

The following table sets forth the cash and cash equivalents and short-term investments, total debt and total stockholders' equity of the company as of March 31, 1998, as reported and as adjusted as if the net proceeds from the sale of common stock were used to pay down existing borrowings under the company's credit facility and line of credit and the remainder were invested in short-term interest-bearing securities (in thousands):


                                                MARCH 31, 1998
                                        ACTUAL             AS ADJUSTED
                                        ------             -----------
Cash and cash equivalents and
    short-term investments             $ 29,458             $ 90,208
                                       ========             ========

Total debt                             $264,318             $175,068
                                       ========             ========

Total stockholders' equity             $369,563             $520,238
                                       ========             ========


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

Space and Ground Infrastructure Systems. Gross profit from the company's Space and Ground Infrastructure Systems totaled $42,840,000 (or 27.4% of revenues) and $28,592,000 (or 26.9% of revenues) for the three months ended March 31, 1998 and 1997, respectively.

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

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended March 31, 1998 and 1997 were $8,565,000 (or 4.6% of revenues) and $7,012,000 (or 5.7% of revenues), respectively. Research and development expenses in both quarters relate primarily to the development of new or improved satellite navigation, communications and automotive products and new satellite initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the first quarters of 1998 and 1997 were $27,484,000 (or 14.8% of revenues) and $19,878,000 (or 16.3% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues during 1998 as compared to 1997 was primarily attributable to substantial revenue growth, particularly in launch vehicles and satellite systems, with only a modest growth in selling, general and administrative expenses.

INTEREST INCOME AND INTEREST EXPENSE. Net interest income was $260,000 for each of the three months ended March 31, 1998 and 1997. Interest income for the periods reflects interest earnings on short-term investments. Interest expense in 1998 is primarily for outstanding amounts on Orbital's convertible subordinated notes, revolving credit facilities and on other secured and unsecured debt. Interest expense has been reduced by capitalized interest of $3,663,000 and $1,313,000 in 1998 and 1997, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates net of non-controlling interests in (earnings) losses of consolidated subsidiaries for the first quarters of 1998 and 1997 were ($7,797,000) and ($647,000), respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE, (ii) the company's pro rata share of current period earnings and losses of each of ORBCOMM, ORBCOMM International Partners, L.P. and ORBIMAGE and
(iii) non-controlling stockholders' pro rata share of ORBCOMM USA, L.P.'s and Magellan's current period earnings and losses. The increase in losses during the first quarter of 1998 is due to increased losses at ORBCOMM and the fact that subsequent to May 8, 1997, the company used the equity method to account for its investment in ORBIMAGE when it had previously consolidated ORBIMAGE's operations during the first quarter of 1997.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $1,083,000 and $566,000 for the three month periods ended March 31, 1998 and 1997, respectively. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

At December 31, 1997, Orbital had approximately $150,000,000 of U.S. Federal net operating loss carryforwards and $3,000,000 of U.S. Federal research and experimental tax credit carryforwards, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.

NET INCOME (LOSS). Space and Ground Infrastructure Systems provided net income of approximately $15,184,000 for the three months ended March 31, 1998 as compared to net income of $8,069,000 in the first quarter of 1997. The company's satellite access products sector reported a net loss in the first quarter of 1998 of $1,766,000 as compared to net income of $718,000 in the 1997 first quarter.

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

The company's operations provided net cash of approximately $5,775,000 in the first quarter of 1998. The company was committed to provide up to an additional $15,000,000 in capital to ORBCOMM, of which $10,000,000 has been funded to date, $7,500,000 during the three months ended March 31, 1998. The company has also provided to ORBCOMM approximately $26,000,000 in vendor financing, $12,690,000 during the three months March 31, 1998 (one-half of which has been advanced to Orbital by an affiliate of Teleglobe Inc.). The company anticipates that ORBCOMM will require additional vendor financing during 1998, pending completion of ORBCOMM Corp.'s initial public offering of its common stock. In addition, during the first quarter of 1998, the company incurred $8,503,000 in capital expenditures for various satellite, launch vehicle and other production, manufacturing, test and office equipment.

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

                                     ORBITAL SCIENCES CORPORATION


DATED:  February 19, 1999    By:     /s/ David W. Thompson
                                ------------------------------------------------
                                     David W. Thompson, President
                                     and Chief Executive Officer


DATED:  February 19, 1999    By:     /s/ Jeffrey V. Pirone
                                ------------------------------------------------
                                     Jeffrey V. Pirone, Executive Vice President
                                     and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.


Exhibit No.                                Description
-----------                                -----------
10.16               Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, as amended (previously filed).

11                  Statement re: Computation of Earnings Per Share (transmitted herewith).

27                  Financial Data Schedule (such schedule is furnished for the information of the Securities and
                    Exchange Commission and is not to be deemed "filed" as part of the Form 10-Q/A, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).