Form 10-Q/A
period 1998-06-30
ORBITAL SCIENCES CORP /DE/
filed 1999-02-19
CIK 820736

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


                                      A S S E T S
                                      -----------
                                                                            RESTATED
                                                                            JUNE 30,   DECEMBER 31,
                                                                              1998         1997
                                                                           ---------   ------------
CURRENT ASSETS:
          Cash and cash equivalents                                        $  45,757    $  12,553
          Short-term investments, at market                                      439        2,573
          Receivables, net                                                   217,155      190,204
          Inventories, net                                                    47,898       50,925
          Deferred income taxes and other assets                              10,486        8,190
                                                                           ---------    ---------
            TOTAL CURRENT ASSETS                                             321,735      264,445

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $93,030 and $79,347, respectively       143,397      137,498

INVESTMENTS IN AND ADVANCES TO AFFILIATES, NET                               196,267      159,230

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $23,877 and $19,794, respectively       185,623      181,955

DEFERRED INCOME TAXES AND OTHER ASSETS                                        28,084       28,511
                                                                           ---------    ---------
            TOTAL ASSETS                                                   $ 875,106    $ 771,639
                                                                           =========    =========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                        $  16,079    $  29,317
          Accounts payable                                                    40,493       36,217
          Accrued expenses                                                    88,633      100,274
          Deferred revenues                                                   47,766       46,138
                                                                           ---------    ---------
            TOTAL CURRENT LIABILITIES                                        192,971      211,946

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                156,109      198,394

OTHER LIABILITIES                                                              1,172        2,443
                                                                           ---------    ---------
            TOTAL LIABILITIES                                                350,252      412,783

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                  (1,359)       3,755

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
             Series A Special Voting Preferred Stock, none and one share
               authorized and outstanding, respectively                           --           --
          Common Stock, par value $.01; 80,000,000 shares authorized,
             36,901,818 and 32,481,719 shares outstanding, respectively
               after deducting 20,877 shares held in treasury                    368          325
          Additional paid-in capital                                         487,164      326,187
          Unrealized gains on short-term investments                             136          272
          Cumulative translation adjustments                                  (5,458)      (4,943)
          Retained earnings                                                   44,003       33,260
                                                                           ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                                       526,213      355,101
                                                                           ---------    ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 875,106    $ 771,639
                                                                           =========    =========




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                  FOR THE THREE MONTHS ENDED
                                                           JUNE 30,
                                                   RESTATED
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
REVENUES                                         $    184,516    $    142,226

COSTS OF GOODS SOLD                                   133,665         102,553
                                                 ------------    ------------
GROSS PROFIT                                           50,851          39,673

RESEARCH AND DEVELOPMENT EXPENSES                      11,451           4,682
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           29,171          23,244
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                             1,978             742
                                                 ------------    ------------
INCOME FROM OPERATIONS                                  8,251          11,005


NET INVESTMENT INCOME (EXPENSE)                           154              50
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES              (8,213)         (5,393)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                        2,235             563
GAIN ON SALE OF SUBSIDIARY STOCK                        4,793              --
                                                 ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                7,220           6,225

PROVISION FOR INCOME TAXES                              1,222             622
                                                 ------------    ------------
NET INCOME                                       $      5,998    $      5,603
                                                 ============    ============



NET INCOME PER COMMON SHARE                      $       0.17    $       0.17


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE                          35,979,989      32,688,563
                                                 ============    ============



NET INCOME PER COMMON SHARE, ASSUMING DILUTION   $       0.17    $       0.17


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING DILUTION       40,815,134      32,743,578
                                                 ============    ============





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                   FOR THE SIX MONTHS ENDED
                                                            JUNE 30,
                                                   RESTATED
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
REVENUES                                         $    370,675    $    264,338

COSTS OF GOODS SOLD                                   268,450         190,987
                                                 ------------    ------------
GROSS PROFIT                                          102,225          73,351

RESEARCH AND DEVELOPMENT EXPENSES                      20,016          11,694
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           56,655          43,122
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                 3,938           1,483
                                                 ------------    ------------
INCOME FROM OPERATIONS                                 21,616          17,052


NET INVESTMENT INCOME (EXPENSE)                           414             310
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES             (18,890)         (6,661)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                        5,115           1,184
GAIN ON SALE OF SUBSIDIARY STOCK                        4,793              --
                                                 ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES               13,048          11,885

PROVISION FOR INCOME TAXES                              2,305           1,188
                                                 ------------    ------------
NET INCOME                                       $     10,473    $     10,697
                                                 ============    ============



NET INCOME PER COMMON SHARE                      $       0.31    $       0.33


SHARES USED IN COMPUTING NET INCOME PER SHARE      34,408,545      32,753,415
                                                 ============    ============



NET INCOME PER COMMON SHARE, ASSUMING DILUTION   $       0.31    $       0.33


SHARES USED IN COMPUTING NET INCOME
    PER COMMON SHARE, ASSUMING DILUTION            39,284,011      32,753,689
                                                 ============    ============





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        RESTATED
                                                                                        ------------------------
                                                                                          1998           1997
                                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                                         $  10,743      $  10,697
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
           PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                Depreciation and amortization expense                                      18,566         12,115
                Equity in losses of affiliates                                             19,164          6,661
                Non-controlling interests in losses of consolidated subsidiaries           (5,115)        (1,184)
                Gain on sale of subsidiary stock                                           (4,793)            --
                Foreign currency translation adjustment                                      (515)          (323)
           CHANGES IN ASSETS AND LIABILITIES:
                (Increase) decrease in current and other non-current assets               (34,277)         1,649
                Increase (decrease) in current and other non-current liabilities          (11,689)        11,411
                                                                                        ---------      ---------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (7,916)        41,026
                                                                                        ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                 (20,978)       (18,656)
     Proceeds from sales of fixed assets                                                       --         34,085
     Purchases, sales and maturities of available-for-sale investment securities, net       2,134          1,631
     Investments in and advances to affiliates                                            (45,534)       (92,884)
                                                                                        ---------      ---------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (64,377)       (75,824)
                                                                                        ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of (repayments)                                            (3,316)        (5,210)
     Principal payments on long-term obligations                                          (74,207)        (5,604)
     Net proceeds from issuance of long-term obligations                                   22,000         22,893
     Net proceeds from issuances of common stock                                          161,020            919
     Proceeds from issuance of short-term bridge loan                                          --         25,000
                                                                                        ---------      ---------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            105,497         37,998
                                                                                        ---------      ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       33,204          3,200


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             12,553         26,859
                                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  45,757      $  30,059
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

(1) RESTATEMENT
The accompanying condensed consolidated financial statements for the three- and six-month periods ended June 30, 1998 have been restated. Based on accounting decisions made in connection with the preparation of the company's consolidated year-end financial statements, the company has restated the aforementioned financial statements to consistently apply accounting policies to certain transactions recorded in the three- and six-month periods ended June 30, 1998, as summarized below.

The company recorded $1,000,000 and $2,500,000 for the three- and six-month periods, respectively, of additional research and development expenses related to certain product enhancements at its Magellan subsidiary (Satellite Access sector) that had been previously capitalized (before considering the associated minority interests of $340,000 and $850,000). For the six-month period ended June 30, 1998, the company recorded $1,200,000 of additional general and administrative expenses in the Space and Ground Infrastructure Systems sector (the "SGIS sector") for estimated post-retirement health benefit obligations related to a plan acquired in a prior business combination (none for the three-month period ended June 30, 1998). The company increased net interest expense in the SGIS sector by approximately $200,000 and reduced net interest expense by approximately $600,000 for the three- and six-month periods ended June 30, 1998, respectively, to reflect the appropriate amount of interest capitalized on certain assets in process. In addition, the company recorded approximately $200,000 of additional general and administrative expenses in the Satellite Services sector related to stock option compensation expense for the three-month period ended June 30, 1998. Lastly, the company revised its tax provision to reflect the impact of these adjustments and to reflect the company's revised estimate of its effective tax rate for the year.

                        Three Months Ended                  Six Months Ended
                           June 30, 1998                      June 30, 1998

                    As Reported     As Restated       As Reported       As Restated
                    -----------     -----------       -----------       -----------
Retained Earnings   $47,198,000     $44,003,000       $47,198,000       $44,003,000

Net Income          $ 7,419,000     $ 5,998,000       $13,938,000       $10,743,000

Diluted EPS         $      0.21     $      0.17       $      0.41       $      0.31


The restatement noted above is included in the accompanying condensed consolidated financial statements.

(2) INVENTORIES
Inventories consist of components inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out, or specific identification basis, net of allowances for estimated obsolescence. Components and raw materials are purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the percentage- of-completion method of accounting applied on a units of delivery basis and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs). Work-in-process inventory has been reduced by contractual progress payments received. Finished goods inventory consists of fully assembled commercial products awaiting shipment.

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


                                                                                           NET INCOME PER
                                                                      NET INCOME PER       COMMON SHARE,
                                                                       COMMON SHARE      ASSUMING DILUTION
                                                                       ------------      -----------------
Three months ended June 30, 1998:
    Net income                                                         $  5,998,000         $  5,998,000
    Assuming conversion of convertible notes                                    N/A            1,145,000
                                                                       ------------         ------------
      Net income, as adjusted                                          $  5,998,000         $  7,143,000
                                                                       ============         ============

    Outstanding common shares                                            36,901,818           36,901,818
    Effect of weighting outstanding shares                                 (921,829)            (921,829)

    Stock options (treasury method)                                             N/A            1,263,716
    Convertible notes                                                           N/A            3,571,429
                                                                       ------------         ------------
      Adjusted shares                                                    35,979,989           40,815,134
                                                                       ============         ============

Six months ended June 30, 1998
    Net income                                                         $ 10,743,000         $ 10,743,000
    Assuming conversion of convertible notes                                    N/A            1,460,000
                                                                       ------------         ------------
      Net income, as adjusted                                          $ 10,743,000         $ 12,203,000
                                                                       ============         ============

    Outstanding common shares                                            36,901,818           36,901,818
    Effect of weighting outstanding shares                               (2,493,273)          (2,493,273)
    Stock options (treasury method)                                             N/A            1,304,037
    Convertible notes                                                           N/A            3,571,429
                                                                       ------------         ------------
      Adjusted shares                                                    34,408,545           39,284,011
                                                                       ============         ============

Three months ended June 30, 1997:
    Net income                                                         $  5,603,000         $  5,603,000
    Assuming conversion of convertible notes                                    N/A                  N/A
                                                                       ------------         ------------
      Net income, as adjusted                                          $  5,603,000         $  5,603,000
                                                                       ============         ============

    Outstanding common shares                                            32,269,326           32,269,326
    Effect of weighting outstanding shares                                  (33,742)             (33,742)
    Stock options (treasury method)                                             N/A              507,994
    Convertible notes                                                           N/A                  N/A
                                                                       ------------         ------------
      Adjusted shares                                                    32,235,584           32,743,578
                                                                       ============         ============

Six months ended June 30, 1997
    Net income                                                         $ 10,697,000         $ 10,697,000
    Assuming conversion of convertible notes                                    N/A                  N/A
                                                                       ------------         ------------
      Net income, as adjusted                                          $ 10,697,000         $ 10,697,000
                                                                       ============         ============

    Outstanding common shares                                            32,269,326           32,269,326
    Effect of weighting outstanding shares                                  (60,623)             (60,623)
    Stock options (treasury method)                                             N/A              544,986
    Convertible notes                                                           N/A                  N/A
                                                                       ------------         ------------
      Adjusted shares                                                    32,208,703           32,753,689
                                                                       ============         ============


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

(6) COMPREHENSIVE INCOME
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Disclosure requirements with respect to comprehensive income, as of and for the six months ended June 30, 1998 and 1997, are as follows (in thousands):

                                                      1998                1997
                                                      ----                ----
Comprehensive income:
    Net income, as reported                        $10,743             $10,697
    Unrealized losses on
      short-term investments                          (136)                (20)
    Translation adjustments                           (515)               (323)
                                                   -------             -------
      Total                                        $10,092             $10,354
                                                   =======             =======


Accumulated differences between
    net income, as reported and
    comprehensive income:
        Beginning of period                        $(4,671)            $(3,667)
        Unrealized losses on
          short-term investments                      (136)                (20)
        Translation adjustments                       (515)               (323)
                                                   -------             -------
    End of period                                  $(5,322)            $(4,010)
                                                   =======             =======


(7) COMMON STOCK
In April 1998, the company sold 3,450,000 shares of its common stock in a public offering at $45.81 per share, generating net proceeds to the company of approximately $150,000,000 after deducting underwriters' discounts and other offering expenses.

(8) COMMITMENTS AND SUBSEQUENT EVENTS
In June 1998, the company signed a satellite and launch vehicle procurement contract with CCI International N.V. ("CCI") valued at approximately $480,000,000. Subject to negotiation of definitive documentation, the company may also provide CCI with up to $100,000,000 in equity, debt and/or vendor financing, with an option to invest up to an additional $50,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Certain statements included in this discussion relating to future revenues, sales, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, "Year 2000" issues, and the performance of the company's affiliates, Orbital Imaging Corporation ("ORBIMAGE") and ORBCOMM Global L.P. ("ORBCOMM"), are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, achievements or investments of the company to differ materially from any future results, performance, achievements or investments expressed or implied by such forward-looking statements. Such factors include: general and economic business conditions, launch results, product performance, risks associated with government contracts, the introduction of products and services by competitors, risks associated with acquired businesses, availability of required capital, the ability of customers and suppliers to assess timely and accurately "Year 2000" issues, market acceptance of new products and technologies, described in "Management's Discussion and Analysis of Financial Condition and Results of Operations
Outlook: Issues and Uncertainties" incorporated in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The company's products and services are grouped into three business sectors:
Space and Ground Infrastructure Systems, Satellite Access Products and Satellite Services. Space and Ground Infrastructure Systems include launch vehicles, satellites, electronics and sensor systems, and satellite ground systems. The company's Satellite Access Products sector consists of recreational, high-precision and automotive satellite-based navigation products, satellite communications products and transportation management systems. The company's Satellite Services sector includes satellite-based, two-way mobile data communications services and satellite-based imagery services, conducted through the company's ORBCOMM and ORBIMAGE affiliates, respectively. The company does not control the operational and financial affairs of ORBCOMM or ORBIMAGE, and consequently their financial results are not consolidated with the company's.

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

In June 1998, the company signed a satellite and launch vehicle procurement contract with CCI International N.V. ("CCI") valued at approximately $480,000,000. Subject to negotiation of definitive documentation, the company may also provide CCI with up to $100,000,000 in equity, debt and/or vendor financing, with an option to invest up to an additional $50,000,000.

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

During the three months ended June 30, 1998, Magellan disposed of approximately $5,000,000 of certain obsolete inventory for which adequate reserves had been previously recorded. Magellan continues to face changing market conditions placing significant pressure on individual product life-times and inventory levels.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities and exclude direct customer-funded development. Research and development expenses for the three months ended June 30, 1998 and 1997 were $11,451,000 (or 6.2% of revenues) and $4,682,000 (or 3.3% of revenues), respectively. Research and development expenses were $20,016,000 (or 5.4% of revenues) and $11,694,000 (or 4.4% of revenues) for the six months ended June 30, 1998 and 1997, respectively. Research and development expenses for the second quarter of 1998 included approximately $2,000,000 of costs related to identifying and correcting anomalies experienced on certain ORBCOMM satellites. Current year expenses also included increased research and development efforts for satellite access products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the three months ended June 30, 1998 and 1997 were $29,171,000 (or 15.8% of revenues) and $23,244,000 (or 16.3% of revenues), respectively. Selling, general and administrative expenses for the six months ended June 30, 1998 and 1997 were $56,655,000 (or 15.3% of revenues) and $43,122,000 (or 16.3% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues during 1998 as compared to 1997 was primarily attributable to substantial revenue growth, particularly in launch vehicles and satellite systems, with only a modest growth in selling, general and administrative expenses.

INTEREST INCOME AND INTEREST EXPENSE. Interest income for the periods reflects interest earnings on cash equivalents and short-term investments. Interest expense includes the cost of borrowings on Orbital's convertible subordinated notes, revolving credit facilities and other secured and unsecured debt. Interest income and interest expense was $1,425,000 and $1,272,000, respectively, for the three months ended June 30, 1998 as compared to interest income and interest expense of $630,000 and $580,000, respectively, for the three months ended June 30, 1997. The company's interest income and interest expense for the first six months of 1998 was $1,873,000 and $1,459,000, respectively, while for the first six months of 1997, the company incurred interest income and interest expense of $986,000 and $676,000, respectively. Interest expense has been reduced by capitalized interest of $5,516,000 and $1,636,000 for the three months ended June 30, 1998 and 1997, respectively, and by $9,181,000 and $2,971,000 for the six months ended June 30, 1998 and 1997, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates net of non-controlling interests in (earnings) losses of consolidated subsidiaries were ($5,978,000) and ($4,830,000) for the three months ended June 30, 1998 and 1997, respectively, and were ($13,775,000) and ($5,477,000) for the six months ended June 30, 1998 and 1997, respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE, (ii) the company's pro rata share of ORBCOMM's, ORBCOMM International Partners, L.P.'s and ORBIMAGE's current period earnings and losses and (iii) non-controlling stockholders' pro rata share of ORBCOMM USA L.P.'s and Magellan's current period earnings and losses. The increase in total losses during 1998 is primarily due to losses at ORBCOMM.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $1,222,000 and $622,000 for the three months ended June 30, 1998 and 1997, respectively and of $2,305,000 and $1,188,000 for the six months ended June 30, 1998 and 1997, respectively. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates. At December 31, 1997, Orbital had approximately $150,000,000 of U.S. Federal net operating loss carryforwards and $3,000,000 of U.S. Federal research and experimental tax credit carryforwards, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.

NET INCOME (LOSS). Net income from the company's Space and Ground Infrastructure Systems sector was approximately $18,487,000 for the three months ended June 30, 1998 as compared to $10,597,000 for the three months ended June 30, 1997. This sector provided net income of approximately $33,671,000 and $18,666,000 for the six months ended June 30, 1998 and 1997, respectively.

The company's Satellite Access Products sector reported a net loss in the second quarter of 1998 of $5,761,000 compared to net income of $634,000 in the 1997 quarter. This sector reported a net loss in the first half of 1998 of $7,527,000 as compared to net income of $1,352,000 in the 1997 six-month period.

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

The company's operations used net cash of approximately $7,916,000 during the first half of 1998. The company provided $15,000,000 in capital and $21,513,000 in vendor financing (approximately one-half of which has been advanced to Orbital by an affiliate of Teleglobe Inc.) to ORBCOMM during the first half of 1998. In addition, during the first half of 1998, the company invested $20,978,000 in capital expenditures for various satellite and launch vehicle equipment and other production, manufacturing, test and office equipment.

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

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 2. CHANGES IN SECURITIES
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS
(a) The annual meeting of stockholders of the Company was held on April 23, 1998.

(b)  Not applicable.


(c) (i) Election of five directors, each serving for a three-year term ending in 2001:

     Fred C. Alcorn
     Votes: For: 30,436,192
     Withheld: 78,595

     Lennard A. Fisk
     Votes: For: 30,439,976
     Withheld: 74,811

     Jack L. Kerrebrock
     Votes: For: 30,431,280
     Withheld: 83,507

     David W. Thompson
     Votes: For: 30,438,551
     Withheld: 76,236

     James R. Thompson
     Votes: For: 30,436,366
     Withheld: 78,421


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

                            ORBITAL SCIENCES CORPORATION


DATED:  February 19, 1999   By:  /s/ David W. Thompson
                                 -----------------------------------------------
                                 David W. Thompson, President
                                 and Chief Executive Officer


DATED:  February 19, 1999   By:  /s/ Jeffrey V. Pirone
                                 -----------------------------------------------
                                 Jeffrey V. Pirone, Executive Vice President and
                                 Principal Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.                                                 Description
-----------                                                 -----------
10.1.3              Amendment No. 3 to Second Amended and Restated Credit and Reimbursement Agreement dated as of
                    June 18, 1998, among Orbital Sciences Corporation, Morgan Guaranty Trust Company of New York
                    and the Banks listed therein (previously filed).

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