Form 10-Q/A
period 1998-09-30
ORBITAL SCIENCES CORP /DE/
filed 1999-02-19
CIK 820736

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

As of November 4, 1998 36,826,023 shares of the registrant's common stock were outstanding.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                          A S S E T S
                                                          -----------
                                                                                                   RESTATED
                                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                                     1998              1997
                                                                                                 -------------      ------------
CURRENT ASSETS:
          Cash and cash equivalents                                                                $  39,482         $  12,553
          Short-term investments, at market                                                              225             2,573
          Receivables, net                                                                           218,278           190,204
          Inventories, net                                                                            41,733            50,925
          Deferred income taxes and other assets                                                      10,673             8,190
                                                                                                   ---------         ---------
            TOTAL CURRENT ASSETS                                                                     310,391           264,445

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $98,755 and $79,347, respectively                               148,620           137,498

INVESTMENTS IN AND ADVANCES TO AFFILIATES, NET                                                       223,180           159,230

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $25,567 and $19,794, respectively                               180,631           181,955

DEFERRED INCOME TAXES AND OTHER ASSETS                                                                28,995            28,511
                                                                                                   ---------         ---------
            TOTAL ASSETS                                                                           $ 891,817         $ 771,639
                                                                                                   =========         =========


                                             LIABILITIES AND STOCKHOLDERS' EQUITY
                                             ------------------------------------

CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                                $  40,065         $  29,317
          Accounts payable                                                                            42,730            36,217
          Accrued expenses                                                                            81,065           100,274
          Deferred revenues                                                                           49,054            46,138
                                                                                                   ---------         ---------
            TOTAL CURRENT LIABILITIES                                                                212,914           211,946

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                        152,803           198,394

OTHER LIABILITIES                                                                                      1,936             2,443
                                                                                                   ---------         ---------
            TOTAL LIABILITIES                                                                        367,653           412,783

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                          (3,817)            3,755

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
             Series A Special Voting Preferred Stock, none and one share
               authorized and outstanding, respectively                                                   --                --
          Common Stock, par value $.01; 80,000,000 shares authorized,
             36,955,050 and 32,481,719 shares outstanding, respectively
               after deducting 20,877 shares held in treasury                                            370               325
          Additional paid-in capital                                                                 486,919           326,187
          Unrealized gains on short-term investments                                                     387               272
          Cumulative translation adjustments                                                          (6,134)           (4,943)
          Retained earnings                                                                           46,439            33,260
                                                                                                   ---------         ---------
            TOTAL STOCKHOLDERS' EQUITY                                                               527,981           355,101
                                                                                                   ---------         ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 891,817         $ 771,639
                                                                                                   =========         =========




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Unaudited; in thousands, except share data)

                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,

                                                   RESTATED
                                                 ----------------------------
                                                     1998             1997
                                                 ------------    ------------
REVENUES                                         $    187,688    $    164,670

COSTS OF GOODS SOLD                                   141,195         118,655
                                                 ------------    ------------
GROSS PROFIT                                           46,493          46,015

RESEARCH AND DEVELOPMENT EXPENSES                      14,239           6,476
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           20,979          26,334
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
        NET ASSETS ACQUIRED                             1,983             956
                                                 ------------    ------------
INCOME FROM OPERATIONS                                  9,292          12,249


NET INVESTMENT INCOME (EXPENSE)                           977           1,007
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES              (9,465)         (6,929)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                        2,458             533
                                                 ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                3,262           6,860

PROVISION FOR INCOME TAXES                                826             730
                                                 ------------    ------------
NET INCOME                                       $      2,436    $      6,130
                                                 ============    ============



NET INCOME PER COMMON SHARE                      $       0.07    $       0.18


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE                          36,757,055      33,347,734
                                                 ============    ============



NET INCOME PER COMMON SHARE, ASSUMING DILUTION   $       0.06    $       0.18


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING DILUTION       41,172,222      34,492,637
                                                 ============    ============





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                   FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   RESTATED
                                                 ----------------------------
                                                     1998             1997
                                                 ------------    ------------
REVENUES                                         $    558,363    $    429,008

COSTS OF GOODS SOLD                                   409,645         309,642
                                                 ------------    ------------
GROSS PROFIT                                          148,718         119,366

RESEARCH AND DEVELOPMENT EXPENSES                      34,255          18,170
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           77,634          69,456
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                 5,921           2,439
                                                 ------------    ------------
INCOME FROM OPERATIONS                                 30,908          29,301


NET INVESTMENT INCOME (EXPENSE)                         1,391           1,317
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES             (28,355)        (13,590)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                        7,573           1,717
GAIN ON SALE OF SUBSIDIARY STOCK                        4,793              --
                                                 ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES               16,310          18,745

PROVISION FOR INCOME TAXES                              3,131           1,918
                                                 ------------    ------------
NET INCOME                                       $     13,179    $     16,827
                                                 ============    ============



NET INCOME PER COMMON SHARE                      $       0.37    $       0.51


SHARES USED IN COMPUTING NET INCOME PER SHARE      35,199,984      32,941,540
                                                 ============    ============



NET INCOME PER COMMON SHARE, ASSUMING DILUTION   $       0.37    $       0.50


SHARES USED IN COMPUTING NET INCOME
    PER COMMON SHARE, ASSUMING DILUTION            39,925,234      33,960,724
                                                 ============    ============




     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                        FOR THE NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        RESTATED
                                                                                        -------------------------
                                                                                          1998             1997
                                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                                         $  13,179       $  16,827
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
           PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                Depreciation and amortization expense                                      27,858          18,435
                Equity in losses of affiliates                                             28,355          13,590
                Non-controlling interests in losses of consolidated subsidiaries           (7,573)         (1,717)
                Gain on sale of subsidiary stock                                           (4,793)             --
                Foreign currency translation adjustment                                    (1,191)           (528)
           CHANGES IN ASSETS AND LIABILITIES:
                (Increase) decrease in current and other non-current assets               (30,333)         (2,656)
                Increase (decrease) in current and other non-current liabilities          (10,336)        (15,715)
                                                                                        ---------       ---------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             15,166          28,236
                                                                                        ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                 (33,259)        (31,757)
     Proceeds from sales of fixed assets                                                       --          34,699
     Payments for business combinations                                                        --         (44,116)
     Purchases, sales and maturities of available-for-sale investment securities, net       2,348         (14,028)
     Investments in and advances to affiliates                                            (83,260)       (104,394)
                                                                                        ---------       ---------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (114,171)       (159,596)
                                                                                        ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of (repayments)                                            17,440         (14,712)
     Principal payments on long-term obligations                                          (79,283)        (22,690)
     Net proceeds from issuance of long-term obligations                                   27,000         159,223
     Net proceeds from issuances of common stock                                          160,777           1,803
                                                                                        ---------       ---------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            125,934         123,624
                                                                                        ---------       ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       26,929          (7,736)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             12,553          26,859
                                                                                        ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  39,482       $  19,123
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

(1) RESTATEMENT
The accompanying condensed consolidated financial statements for the three- and nine-month periods ended September 30, 1998 have been restated. Based on accounting decisions made in connection with the preparation of the company's consolidated year-end financial statements, the company has restated the aforementioned financial statements to consistently apply accounting policies to certain transactions recorded in the three- and nine-month periods ended September 30, 1998, as summarized below.

In the company's Space and Ground Infrastructure Systems sector (the "SGIS sector"), the company adjusted profits previously recognized on long-term contracts accounted for using the percentage of completion method during the three- and nine-month periods. The adjustments were (i) to reduce revenue previously recognized pursuant to a long-term contract at its MacDonald Dettwiler and Associates subsidiary by $5,800,000 and (ii) to increase costs of goods sold related to a satellite contract acquired in a prior business combination by $2,200,000. For the three- and nine-month periods, the company reduced costs of goods sold by $1,600,000 to correct previously overstated inventory obsolescence charges established during the quarter related to its Magellan subsidiary (before considering the associated minority interests of $544,000) in the Satellite Access sector. The company recorded $2,500,000 and $5,000,000 for the three- and nine-month periods, respectively, of additional research and development expenses related to certain product enhancements at Magellan that had been previously capitalized (before considering the associated minority interests of $850,000 and $1,700,000). The company also reduced general and administrative expenses in the SGIS sector by approximately $2,000,000 and $1,800,000 for the three- and nine-month periods, respectively, related to stock option compensation expense. This adjustment relates primarily to compensation expense incorrectly recorded for a subsidiary's stock option plan. For the nine-month period ended September 30, 1998, the company recorded $1,200,000 of additional general and administrative expenses in the SGIS sector for estimated post-retirement health benefit obligations related to a plan acquired in a prior business combination (none for the three-month period ended September 30, 1998). In the SGIS sector, the company reduced net interest expense by approximately $200,000 and $800,000 for the three- and nine-month periods ended September 30, 1998, respectively, to reflect the appropriate amount of interest capitalized on certain assets in process. In addition, the company recorded other adjustments in the SGIS sector to properly capitalize costs associated with launch vehicle equipment, and the associated depreciation of such equipment, which together had the effect of increasing operating income by approximately $100,000 for the three- and nine-month periods. Lastly, the company revised its tax provision to reflect the impact of these adjustments and to reflect the company's revised estimate of its effective tax rate for the year.


                               Three Months Ended                  Nine Months Ended
                                  Sept 30, 1998                      Sept 30, 1998

                           As Reported      As Restated       As Reported       As Restated
                           -----------      -----------       -----------       -----------
Retained Earnings          $55,809,000      $46,439,000       $55,809,000       $46,439,000

Net Income                 $ 8,611,000      $ 2,436,000       $22,549,000       $13,179,000

Diluted EPS                $      0.21      $      0.06       $      0.62       $      0.37


The restatement noted above is included in the accompanying condensed consolidated financial statements.

(2) PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically assesses and evaluates the sufficiency and/or deficiency of estimated liabilities recorded for various operational and business risks and uncertainties. Actual results could differ from these estimates.

Certain reclassifications have been made to the 1997 financial statement to conform to the 1998 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

(3) INVENTORIES
Inventories consist of components inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out, or specific identification basis, net of allowances for estimated obsolescence.

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

(4) INVESTMENTS IN AND ADVANCES TO AFFILIATES AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
The company provided $22,500,000 in cash and $53,737,000 in vendor financing (approximately one-half of the vendor financing has been advanced to Orbital by an affiliate of Teleglobe Inc.) to its affiliate ORBCOMM Global, L.P. ("ORBCOMM") during the first nine months of 1998.

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

(5) EARNINGS PER SHARE
Net income per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income per common share assuming dilution is calculated using the weighted average number of common and common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's convertible notes, after giving effect to all net income adjustments that would result from the assumed conversion. Net income and outstanding shares of common stock used in calculating earnings per share differed from those amounts reported in the consolidated financial statements as follows:


                                                   Net Income Per          Net Income Per Common
                                                    Common Share         Share, Assuming Dilution
                                                    ------------         ------------------------
Three months ended September 30, 1998:
  Net income                                        $  2,436,000               $  2,436,000
  Assuming conversion of convertible notes                   N/A                    224,000
                                                    ------------               ------------
      Net income, as adjusted                       $  2,436,000               $  2,660,000
                                                    ============               ============

  Outstanding common shares                           36,955,050                 36,955,050
  Effect of weighting outstanding shares                (197,995)                  (197,995)
  Stock options (treasury method)                            N/A                    843,738
  Convertible notes                                          N/A                  3,571,429
                                                    ------------               ------------
      Adjusted shares                                 36,757,055                 41,172,222
                                                    ============               ============

Nine months ended September 30, 1998:
  Net income                                        $  13,179,000              $ 13,179,000
  Assuming conversion of convertible notes                    N/A                 1,484,000
                                                    -------------              ------------
      Net income, as adjusted                       $  13,179,000              $ 14,663,000
                                                    =============              ============

  Outstanding common shares                            36,955,050                36,955,050
  Effect of weighting outstanding shares               (1,755,066)               (1,755,066)
  Stock options (treasury method)                             N/A                 1,153,821
  Convertible notes                                           N/A                 3,571,429
                                                    -------------              ------------
      Adjusted shares                                  35,199,984                39,925,234
                                                    =============              ============


                                                    Net Income Per          Net Income Per Common
                                                     Common Share         Share, Assuming Dilution
                                                     ------------         ------------------------
Three months ended September 30, 1997:
  Net income                                        $   6,130,000              $  6,130,000
  Assuming conversion of convertible notes                    N/A                       N/A
                                                    -------------              ------------
      Net income, as adjusted                       $   6,130,000              $  6,130,000
                                                    =============              ============

  Outstanding common shares                            32,269,326                32,269,326
  Effect of weighting outstanding shares                1,078,408                    40,083
  Stock options (treasury method)                             N/A                 1,587,990
  Convertible notes                                           N/A                   595,238
                                                    -------------              ------------
      Adjusted shares                                  33,347,734                34,492,637
                                                    =============              ============

Nine months ended September 30, 1997:
  Net income                                        $  16,827,000              $ 16,827,000
  Assuming conversion of convertible notes                    N/A                       N/A
                                                    -------------              ------------
      Net income, as adjusted                       $  16,827,000              $ 16,827,000
                                                    =============              ============

  Outstanding common shares                            32,269,326                32,269,326
  Effect of weighting outstanding shares                  672,214                   (26,686)
  Stock options (treasury method)                             N/A                 1,519,671
  Convertible notes                                           N/A                   198,413
                                                    -------------              ------------
      Adjusted shares                                  32,941,540                33,960,724
                                                    =============              ============

(6) INCOME TAXES
The company has recorded its interim income tax provision based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(7) COMPREHENSIVE INCOME
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Disclosure requirements with respect to comprehensive income, as of and for the nine months ended September 30, 1998 and 1997, are as follows:

                                                                1998                     1997
                                                                ----                     ----
Differences between net income, as
  reported, and comprehensive income:
         Net income, as reported                            $  13,179,000           $  16,827,000
         Unrealized gains on short-term investments               115,000                  30,000
         Translation adjustments                               (1,191,000)               (528,000)
                                                            -------------           -------------
           Comprehensive income                             $  12,103,000           $  16,329,000
                                                            =============           =============

Accumulated differences between net income,
  as reported, and comprehensive income:
         Beginning of period                                $  (4,671,000)          $  (3,667,000)
         Unrealized gains (losses)
           on short-term investments                               115,000                 30,000
         Translation adjustments                               (1,191,000)               (528,000)
                                                            -------------           -------------
         End of period                                      $  (5,747,000)          $  (4,165,000)
                                                            =============           =============

(8) COMMON STOCK
In April 1998, the company sold 3,450,000 shares of its common stock in a public offering at $45.81 per share, generating net proceeds to the company of approximately $150,000,000 after deducting underwriters' discounts and other offering expenses.

(9) SUBSEQUENT EVENT
In October 1998, the company's Board of Directors adopted a stockholder rights plan in which preferred stock purchase rights will be granted as a dividend at the rate of one right for each share of common stock to stockholders of record on November 13, 1998. The plan is designed to deter coercive or unfair takeover tactics. The rights become exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of Orbital's common stock, or announces a tender or exchange offer that would result in its ownership of 15% or more of the Company's common stock. The rights are generally redeemable by the Company's Board of Directors at a redemption price of $0.005 per right and expire on October 31, 2008.

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

REVENUES. Orbital's revenues for the three-month periods ended September 30, 1998 and 1997 were $187,688,000 and $164,670,000, respectively. Revenues for the nine-month periods ended September 30, 1998 and 1997 were $558,363,000 and $429,008,000, respectively.

Space and Ground Infrastructure Systems. Revenues from the company's Space and Ground Infrastructure Systems sector totaled $160,586,000 and $149,387,000 for the three months ended September 30, 1998 and 1997, respectively. Revenues from this sector totaled $472,628,000 and $378,109,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

Revenues from the company's ground systems products increased to $24,706,000 for the three months ended September 30, 1998 from $18,802,000 for the three months ended September 30, 1997. Ground systems products revenues increased to $67,926,000 for the nine months ended September 30, 1998 from $52,210,000 for the nine months ended September 30, 1997. The increase in 1998 revenues is primarily due to work performed on orders received in 1997 and in early 1998, including work on a new remote imaging system.

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

GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to sales of commercial products and revenue earned under various long-term contracts. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the third quarter of 1998 was $46,493,000 as compared to $46,015,000 in the third quarter of 1997. The company's gross profit for the first nine months of 1998 was $148,718,000 as compared to $119,366,000 for the first nine months of 1997. Gross profit as a percentage of revenues was between 25% and 28% for all periods.

Space and Ground Infrastructure Systems. Gross profit from the company's Space and Ground Infrastructure Systems sector was $38,607,000 and $41,820,000 for the three months ended September 30, 1998 and 1997, respectively (or approximately 24% and 28% of revenues, respectively for each period). Gross profit for this sector was $123,436,000 and $104,182,000 for the nine months ended September 30, 1998 and 1997, respectively, (or approximately 26% and 27.5% of revenues, respectively, for each period).

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

Satellite Access Products. Gross profit for satellite access products was $8,784,000 (or 33% of revenues) and $4,271,000 (or 28% of revenues) for the three months ended September 30, 1998 and 1997, respectively, and $28,475,000 (or 33% of revenues) and $15,321,000 (or 30% of revenues) for the nine months ended September 30, 1998 and 1997, respectively. The overall increase in gross margins for the nine-month period is due to the inclusion of higher margin high-precision navigation product lines acquired from Ashtech offset, in part, by lower margins achieved on consumer and automotive navigation product sales.

During the nine months ended September 30, 1998, Magellan disposed of approximately $12,500,000 of certain obsolete inventory for which reserves had been previously provided. Magellan continues to face changing market conditions, which places significant pressure on inventory components and individual product lifetimes and inventory levels.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities and exclude direct customer-funded development. Research and development expenses for the three months ended September 30, 1998 and 1997 were $14,239,000 (or 8% of revenues) and $6,476,000 (or 4% of revenues), respectively.

Research and development expenses were $34,255,000 (or 6% of revenues) and $18,170,000 (or 4% of revenues) for the nine months ended September 30, 1998 and 1997, respectively. Research and development expenses for the three and nine months ended September 30, 1998 included approximately $3,000,000 and $5,000,000, respectively, of costs related to identifying and addressing technical issues arising on certain ORBCOMM advanced data communications satellites. Current year expenses also include increased research and development efforts for satellite access products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the three months ended September 30, 1998 and 1997 were $20,979,000 (or 11% of revenues) and $26,334,000 (or 16% of revenues), respectively. Selling, general and administrative expenses for the nine months ended September 30, 1998 and 1997 were $77,634,000 (or 14% of revenues) and $69,456,000 (or 16% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues during 1998 as compared to 1997 was primarily attributable to operational efficiencies gained as a result of the acquisition of CTA's space business.

INTEREST INCOME AND INTEREST EXPENSE. Interest income for the periods reflects interest earnings on cash equivalents and short-term investments. Interest expense includes the cost of borrowings on Orbital's convertible subordinated notes, revolving credit facilities and other secured and unsecured debt. Interest income and interest expense, net of amounts capitalized, were $1,002,000 and $25,000, respectively, for the three months ended September 30, 1998 as compared to interest income of $1,007,000 (there was no interest expense) for the three months ended September 30, 1997. The company's interest income and interest expense for the first nine months of 1998 were $2,875,000 and $1,484,000, respectively, while for the first nine months of 1997, the company earned interest income and incurred interest expense of $1,405,000 and $88,000, respectively. Interest expense has been reduced by capitalized interest of $4,152,000 and $4,052,000 for the three months ended September 30, 1998 and 1997, respectively, and by $13,559,000 and $7,024,000 for the nine months ended September 30, 1998 and 1997, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates net of non-controlling interests in (earnings) losses of consolidated subsidiaries were ($7,007,000) and ($6,396,000) for the three months ended September 30, 1998 and 1997, respectively, and were ($20,782,000) and ($11,873,000) for the nine months ended September 30, 1998 and 1997, respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE,
(ii) the company's pro rata share of ORBCOMM's, ORBCOMM International Partners, L.P.'s and ORBIMAGE's current period earnings and losses and (iii) non-controlling stockholders' pro rata share of ORBCOMM USA L.P.'s and Magellan's current period earnings and losses. The increase in total losses during 1998 is primarily due to increased start-up expenses and resulting losses at ORBCOMM.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $826,000 and $730,000 for the three months ended September 30, 1998 and 1997, respectively, and of $3,131,000 and $1,918,000 for the nine months ended September 30, 1998 and 1997, respectively. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates. At December 31, 1997, Orbital had approximately $150,000,000 of U.S. Federal net operating loss carryforwards and $3,000,000 of U.S. Federal research and experimental tax credit carryforwards, which are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.

NET INCOME (LOSS). The company's Space and Ground Infrastructure Systems provided net income of approximately $15,091,000 in the quarter ended September 30, 1998 as compared to net income of $13,505,000 for the 1997 third quarter. This sector provided net income of $48,763,000 in the first nine months of 1998 as compared to 1997 comparable net income of $32,172,000. The company's Satellite Access Products sector reported a net loss in the third quarter of 1998 of $2,681,000 compared to net income of $117,000 in the 1997 quarter. This sector reported a net loss of $10,209,000 in the first nine months of 1998 as compared to net income of $1,468,000 in the 1997 nine-month period.

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

The company's operations provided net cash of approximately $15,166,000 during the first nine months of 1998. Also, during the first nine months of 1998, in addition to its investment in ORBCOMM, the company invested approximately $22,000,000 in CCI and $33,259,000 in capital expenditures for various satellite and launch vehicle equipment and other production, manufacturing, test and office equipment.

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

                                  EXHIBIT INDEX


         The following exhibits are filed as part of this report.

Exhibit No.                                             Description
-----------                                             -----------
  10.2.6            Sixth Amendment to Note Agreement dated as of August 14, 1998 between Orbital
                    Sciences Corporation and The Northwestern Mutual Life Insurance Company
                    (previously filed).

    11              Statement re: Computation of Earnings Per Share (transmitted herewith).

    27              Financial Data Schedule (such schedule is furnished for the information of the
                    Securities and Exchange Commission and is not to be deemed "filed" as part of the
                    Form 10Q/A, or otherwise subject to the liabilities of Section 18 of the
                    Securities Act of 1934) (transmitted herewith).