Form 10-K
period 1998-12-31
ORBITAL SCIENCES CORP /DE/
filed 1999-03-31
CIK 820736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                ANNUAL REPORT ON

                                   FORM 10-K
                  For the fiscal year ended December 31, 1998
                         COMMISSION FILE NUMBER 0-18287

                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, PAR VALUE $0.01
                    (LISTED ON THE NEW YORK STOCK EXCHANGE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price as reported on the New York Stock Exchange on March 22, 1999 was approximately $767,918,943.

     As of March 22, 1999, 37,182,819 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement dated March 29, 1999 are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                                                       PAGE
  ----                                                                       ----
                                     PART I
ITEM 1.        Business....................................................    1
ITEM 2.        Properties..................................................   11
ITEM 3.        Legal Proceedings...........................................   12
ITEM 4.        Submission of Matters to a Vote of Security Holders.........   12
ITEM 4A.       Executive Officers of the Registrant........................   12

                                     PART II
ITEM 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters.......................................   14
ITEM 6.        Selected Financial Data.....................................   15
ITEM 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   16
ITEM 7A.       Quantitative and Qualitative Disclosures About Market
                 Risk......................................................   23
ITEM 8.        Financial Statements and Supplementary Data.................   24
ITEM 9.        Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..................................   53

                                    PART III
ITEM 10.       Directors and Executive Officers of the Registrant..........   53
ITEM 11.       Executive Compensation......................................   53
ITEM 12.       Security Ownership of Certain Beneficial Owners and
                 Management................................................   53
ITEM 13.       Certain Relationships and Related Transactions..............   53

                                     PART IV
ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.......................................................   53

------------------------
Pegasus(R) is a registered trademark and service mark of Orbital Sciences Corporation; Taurus(R) is a registered trademark of Orbital Sciences Corporation; Orbital(TM) is a trademark of Orbital Sciences Corporation; OrbView(R) and ORBIMAGE(R) are registered service marks of Orbital Imaging Corporation; and ORBCOMM(R) is a registered service mark of ORBCOMM Global L.P.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Orbital Sciences Corporation, together with its subsidiaries, is a leading space and information systems company that designs, manufactures, operates and markets a broad range of space-related products and services. Our products and services are grouped into three general business sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites and related space systems, electronics and sensor systems, and satellite ground systems and software. Satellite access products include satellite-based navigation, positioning and communications products and transportation management systems. Satellite services include satellite-based two-way mobile data communications services, satellite-based remote imaging services, and new initiatives relating to satellite-based automotive information services and satellite-based voice communications services.

     Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of Space Systems Corporation and Orbital Research Partners, L.P. Since inception, it has been our strategy to develop and grow a core integrated business of space systems technologies and products, starting with the design and manufacturing of small satellites and lightweight rockets and other inexpensive space systems intended to capitalize on the commercial development of space. A major part of this strategy has centered on market-expanding innovations that we have pioneered. For example, in 1990, we introduced the world's first privately-developed space launch vehicle; in 1992, we operated the first commercial orbit transfer vehicle; in 1995, we launched the first operational low-orbit commercial communications satellites; in 1997, we deployed the first small geosynchronous television broadcast satellite and also launched the first privately-owned remote imaging satellite; and in 1998, we shipped the first hand-held satellite communications device.

     In the last ten years, we have also expanded our space-based product lines through a number of acquisitions and strategic investments. For example, in 1994 and 1997, we acquired Fairchild Space and Defense Corporation and the space systems and communications service businesses of CTA Incorporated ("CTA"), respectively, broadening our satellite system and subsystem development and production capabilities and expanding our product lines by adding various sophisticated electronics products and transportation management systems. We further enhanced our transportation management systems product line with the 1998 acquisition of Raytheon Company's transportation management systems business. Through our 1994 acquisition of Magellan Corporation ("Magellan"), we expanded our technology base and product lines into the consumer markets for hand-held receivers for Global Positioning System, or GPS, satellite-based navigation and positioning. We expanded our GPS business with the 1997 acquisition of the satellite-aided automotive navigation product line from Rockwell International Corporation and the 1997 merger of Magellan with Ashtech Inc. ("Ashtech"), a developer and supplier of high-precision GPS products, components and technologies. In 1995, we acquired MacDonald, Dettwiler and Associates Ltd. ("MDA"), a leading supplier of commercial satellite imaging ground stations and related information processing software based in Vancouver, British Columbia.

     In 1990, we developed the "ORBCOMM" concept and in 1993, our subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), an affiliate of Teleglobe Inc., formed ORBCOMM Global, L.P. ("ORBCOMM") for the design, development, construction, integration, testing and operation of a low-Earth orbit satellite communications system known as the ORBCOMM System. OCC and Teleglobe Mobile are each 50% general partners in ORBCOMM. Additionally, OCC is a 2% partner in ORBCOMM USA, L.P. ("ORBCOMM USA") and Teleglobe Mobile is a 2% general partner in ORBCOMM International Partners, L.P. ("ORBCOMM International"), two partnerships formed to market the ORBCOMM System. ORBCOMM is a 98% general partner in each of the two marketing partnerships. We control and, therefore, consolidate ORBCOMM USA's results of operations. We do not control ORBCOMM's or ORBCOMM International's operational or financial affairs and therefore do not consolidate their results of operations.

     In 1992, we established a subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), to develop and operate commercial remote imaging satellites and to market the products and services derived from such satellites. ORBIMAGE raised equity in private placements of preferred stock in 1997 and 1998, and as a result we own approximately 60% of ORBIMAGE. Based on certain rights granted to the preferred equity investors, we do not control ORBIMAGE's operational or financial affairs and therefore do not consolidate its results of operations.

     We have also begun to pursue additional satellite-based services opportunities. In early 1999, we formed a subsidiary, Orbital Navigation Corporation ("ORBNAV"), to develop, operate and market, directly or through joint ventures, satellite-aided automotive guidance and related value-added information services for the rental car, private passenger car, commercial delivery vehicle and emergency vehicle markets. ORBNAV plans to leverage Magellan's satellite access products, ORBCOMM's satellite data network and other technologies to pursue growth opportunities in these markets. ORBNAV's current focus is on developing the rental car market through a joint venture with The Hertz Corporation. In 1998, we also made a strategic investment in CCI International N.V. ("CCI"), a company formed to offer satellite-based voice communications services. We own approximately 40% of the equity interests in CCI in the form of nonvoting preferred stock with various protective provisions, and we have entered into a contract for the construction and launch of CCI's satellites. We do not control CCI's operational or financial affairs and therefore do not consolidate its results of operations.

DESCRIPTION OF ORBITAL'S PRODUCTS AND SERVICES

     Our products and services are grouped into three general business sectors: space and ground infrastructure systems, satellite access products and satellite services. Our overall business is not seasonal to any significant extent.

  SPACE AND GROUND INFRASTRUCTURE SYSTEMS

     Our space and ground infrastructure systems sector currently includes launch vehicles, satellites and related space systems, electronics and sensor systems, and satellite ground systems and software products, and is described more fully below.

     Launch Vehicles. We developed and produce the Pegasus and Taurus space launch vehicles that place small satellites into Earth orbit. Our Pegasus launch vehicle is launched from beneath our L-1011 carrier aircraft to deploy satellites weighing up to 1,000 pounds into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry payloads weighing up to 3,000 pounds to low-Earth orbit and payloads weighing up to 800 pounds to geosynchronous orbit.

     The Pegasus has performed a total of 26 missions, including six successful launches in 1998 and one successful mission so far in 1999. The Taurus has performed a total of three launches, including two successful missions in 1998. Customers for Pegasus launch services currently include the National Aeronautics and Space Administration ("NASA"), the U.S. Air Force, the Defense Advanced Research Projects Agency ("DARPA"), ORBCOMM and ORBIMAGE. Customers for Taurus missions currently include the U.S. Air Force, South Korea's space agency and ORBIMAGE.

     Under a research and development contract with NASA, we are designing and constructing three X-34 unmanned reusable launch vehicles that will be launched from our L-1011 carrier aircraft. The X-34 will test and demonstrate advanced reusable launch system technologies and materials as part of NASA's program that is focused on the development of next-generation, lower cost launch vehicles. We have completed the detailed design of the X-34, have constructed and shipped one vehicle to the launch test site and are constructing two other vehicles. The first test flight of the X-34 is currently scheduled for later in 1999. NASA has contracted with us to conduct up to 27 test flights using the X-34.

     We also produce suborbital launch vehicles, which place payloads into a variety of high-altitude trajectories but, unlike space launch vehicles, do not place payloads into orbit around the Earth. Our suborbital launch products include suborbital vehicles and their principal subsystems, payloads carried by such vehicles, and related launch support installations and systems used in their assembly and operation. Customers typically use our suborbital launch vehicles to launch scientific and other payloads and for defense-related applications such as target signature and interceptor experiments. Our primary customers for suborbital launch vehicles include various branches of the U.S. military. We conducted three successful suborbital launches in 1998 and, since 1982, we (including a predecessor company) have performed 102 suborbital missions.

     Orbital's space launch technology is also the basis for several other space and suborbital programs. We are currently performing work under a suborbital contract with the U.S. Air Force to combine surplus government ballistic missile equipment with Pegasus and Taurus launch vehicle technology to conduct up to 24 space and suborbital launch missions over the next several years. In addition, under NASA's Hyper-X project, we are building several Pegasus-derivative rockets to explore technologies that could be applied to hypersonic aircraft of the future.

     Satellites and Related Space Systems. We design and manufacture small and medium-class satellites to be used in low-Earth orbit, or LEO, and in geosynchronous orbit, or GEO. In addition, we are in the process of designing small and medium-class satellites to be used in medium-Earth orbit, or MEO. Our satellites are used by various commercial and governmental customers for a wide range of communications, broadcasting, remote imaging, scientific and military missions. Since 1982, we (including two predecessor companies) have built and delivered 74 satellites.

     Twenty Orbital-built satellites were deployed during 1998, including 18 ORBCOMM communications satellites. Customers for our LEO and MEO satellites include NASA, the U.S. Air Force, DARPA, the Canadian Space Agency, ORBCOMM, ORBIMAGE and CCI, while Japan's Broadcast Satellite Systems Corporation has ordered two GEO direct-to-home broadcast satellites from Orbital.

     We design and manufacture various other space systems, including satellite command and data handling, attitude control and structural subsystems for a variety of government and commercial customers. In addition, we provide a broad range of spacecraft design and engineering services as well as specialized space-related analytical engineering services for U.S. government agencies, including NASA, the Jet Propulsion Laboratory, the Department of Defense ("DoD") and the Department of Energy.

     Electronics and Sensor Systems. Orbital develops and manufactures defense electronics products, including advanced avionics and data management systems for aircraft flight operations and ground support applications. These systems collect, process and store mission-critical data for, among other things, mission planning and flight operations, and manage on-board equipment for aircraft and similar platforms. The primary customers for data management systems are the U.S. Navy, the U.S. Air Force, and various DoD prime contractors and foreign governments. We are the leading supplier of certain avionics systems and products, including mission data equipment for the U.S. Navy and data transfer equipment and digital terrain systems for the U.S. Air Force and foreign military customers. In addition, we provide stores management systems, including weapons arming and firing functions for use on tactical aircraft and helicopters. The avionics systems and products are deployed on a number of platforms, including the F-4, F-14, F-16, F-18 and F-22 aircraft and the LAMPS helicopter. The U.S. Army is also a customer for land combat vehicle-based systems that are derived from Orbital's avionics systems.

     Orbital also produces satellite-borne scientific sensors and instruments, such as atmospheric ozone monitoring instruments and environmental sensors. For example, our instruments have successfully operated in space, measuring ozone concentrations around the world. We also developed and produced an atmospheric monitoring system for use on the International Space Station. We provide sensors performing similar functions for U.S. Navy nuclear submarines, and we are developing sensors for the DoD for use in the detection of chemical or biological weapons. In addition, Orbital manufactures and markets sensors that analyze gas properties for commercial customers in the chemical, biotechnology, pharmaceutical and steel industries.

     Satellite Ground Systems and Software. Through our MDA subsidiary, we are the leading supplier of turn-key commercial imaging satellite ground stations and a provider of advanced image processing software used in such stations. In recent years, our ground systems have also expanded to include software-intensive products designed for air and sea navigation systems, along with a variety of military applications including naval mine-hunting operations, artillery command and control, radar deception and logistics support.

     Of approximately 45 major non-military imaging satellite ground stations around the world, Orbital has been the prime contractor or a major supplier in the construction of 35 ground stations in 19 countries. These ground stations are designed to receive and process data from the eight major civil and commercial Earth observation satellites currently in operation. Orbital also develops and markets software that generates and processes imagery from satellites and airborne sensors. Customers for our ground stations and Earth information systems and system upgrades include the European and Canadian space agencies as well as ORBIMAGE, EarthWatch, Incorporated and various other commercial and government customers in the United States, Brazil, China, Europe and Japan.

     We also produce automated aeronautical information and air traffic control systems. Faster and less expensive to operate than traditional manual systems, automated aeronautical information systems provide pilots and other users with aeronautical and meteorological information on a timely basis. Customers for our aeronautical systems products include the military and civil aviation authorities in various countries such as Australia, Belgium, Canada, Malaysia, Norway and Switzerland.

     We are building on our expertise in satellite image processing software by expanding into land-oriented information systems. In 1998, the British Columbia government selected MDA to operate and enhance the province's electronic information access system, which provides the public with electronic access to a series of land-related government databases, such as land titles, tax records and property assessment information.

  SATELLITE ACCESS PRODUCTS

     Our satellite access products include the satellite-based navigation, positioning and communications products of our Magellan subsidiary, as well as transportation management systems, as described more fully below.

     GPS Navigation, Positioning and Communications Products. Magellan's product line consists of inexpensive satellite-based navigation and positioning products for consumer markets as well as GPS products that are used for professional and other high-precision industrial applications. Its consumer products are marketed to recreational marine and general aviation customers and outdoor recreation users such as campers, hunters and hikers. In 1998, Magellan introduced the GSC 100, a hand-held satellite communications device that combines GPS and communications functions. The GSC 100 represents the first generation of Magellan products that will be used in conjunction with the ORBCOMM System described below.

     Professional and industrial applications include using GPS for precision surveying, guiding aircraft under low-visibility conditions, monitoring movements of the Earth's surface for researchers, and managing natural resources. In addition, some of Magellan's higher-performance products incorporate technology that provides access to both the U.S. GPS satellites and GLONASS, the comparable Russian satellite navigation system, which improves performance and accuracy.

     Magellan has also entered the market for GPS-based car navigation products with its automotive navigation system, which uses GPS information to provide electronic map guidance to individual motorists. Magellan's automotive navigation system is currently in use in approximately 6,000 Hertz rental cars. Magellan recently introduced its second-generation vehicle navigation system, which has greater functionality and improved features to address broader private passenger vehicle and rental car markets. As one of the first opportunities we are pursuing through our ORBNAV initiative, we have agreed with Hertz to enter into an exclusive joint venture, subject to negotiation of final documentation, whereby Hertz will offer Magellan's new automotive navigation systems in 50,000 of its rental cars in the U.S., Canada and Europe.

     Magellan also pursues technology license agreements whereby Magellan licenses its GPS and GLONASS technology to manufacturers of GPS consumer and industrial products. Magellan has entered into such license arrangements with a Mitsubishi subsidiary, Philips Semiconductor and Matsushita Electric Works.

     In the first quarter of 1999, Magellan and Japan-based Topcon Corporation entered into a preliminary agreement to form a joint venture to develop and sell GPS-based positioning products for the surveying, industrial geographic information systems, mapping and machine control markets. Under the terms of the agreement, which is subject to negotiation of final documentation, Magellan will transfer certain assets and technology in exchange for cash, royalties, rights in technology and a 30% ownership interest. Topcon also will contribute assets to the venture in exchange for a 70% ownership interest.

     In connection with the 1997 merger of Ashtech with Magellan, Orbital entered into a stockholders' agreement with certain substantial stockholders of Ashtech. The Ashtech stockholders were granted certain rights with respect to Magellan, including, among others, the right to designate two members of Magellan's seven-member board of directors and to demand registration of their Magellan common stock after the earlier of 180 days after an initial public offering of the common stock of Magellan or December 31, 1999. Orbital and former Ashtech stockholders own approximately 66% and 34%, respectively, of Magellan.

     Transportation Management Systems. Orbital also produces satellite-related vehicle location and fleet management systems that have been used primarily for metropolitan mass transit operators. Our ORBTRAC transportation management systems combine GPS vehicle tracking technology with local area wireless terrestrial communications to help manage public bus and light rail systems, provide for voice and data communications and transmit precise GPS-based location information in emergency situations. The 1998 acquisition of Raytheon Company's transportation management systems business expanded our satellite-based vehicle location products to include fleet management software for utilities and other companies. Customers for our transportation management systems include the metropolitan mass transit authorities in Chicago, New York, Oakland, Philadelphia, Houston and Detroit, as well as a number of smaller state and municipal transit systems and vehicle fleets.

  SATELLITE SERVICES

     In Orbital's satellite services sector, our ORBCOMM and ORBIMAGE affiliates are developing and providing satellite-based services to address markets for global two-way data communications and digital imagery of the Earth's surface. We have also begun to pursue additional satellite-provided services opportunities in the markets for automotive information services through ORBNAV. As a result of our equity investment in CCI, our satellite services sector also includes the development of a satellite-based voice communications system.

     ORBCOMM Communications Services. The ORBCOMM System consists of global space and ground segments designed to provide continuous low-cost monitoring, tracking and messaging communications coverage over most of the Earth's surface. ORBCOMM is currently providing commercial service primarily in the monitoring and tracking applications. The system is intended to be a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and data messaging services to a broad range of industrial and commercial customers around the world, enabling customers to collect data from multiple locations, track assets on a global basis and transmit and receive messages outside the coverage area of terrestrial services. It is designed to permit subscribers to use inexpensive communicators to send and receive short messages, high-priority alerts and other information, such as the location and condition of automobiles, trucks, railcars, industrial equipment, shipping vessels and other remote or mobile assets. We expect that the ability to send and receive data and messages without the geographic limitations of existing terrestrial communications systems will stimulate the growth of new markets for satellite-based monitoring, tracking and messaging communications and will be used to supplement terrestrial-based communications systems by providing relatively low-cost wide area geographic coverage in areas those systems are unable to reach.

     The ORBCOMM System initial network consists of a constellation of 28 small LEO satellites, with a satellite control center that operates and positions the satellites, fixed and mobile communicators used by subscribers to transmit messages to and receive messages from the satellites, and regional ground gateway systems that transmit and control the flow of data and message communications and other information for the system. A gateway generally consists of a satellite tracking station that sends signals to and receives signals from the satellites and a message switching system that processes the message traffic.

     There are currently four operational U.S. gateway stations located in New York, Washington, Arizona and Georgia. Gateways are also planned to be owned and operated by ORBCOMM licensees in strategic locations around the world. These licensees are responsible for obtaining the necessary regulatory approvals for operating the ORBCOMM System in their regions. Gateways located in Italy, Brazil, and Japan, providing coverage for significant portions of Europe and South America and all of Japan, have successfully completed acceptance testing. ORBCOMM's international licensees in Italy and Brazil commenced commercial service for their respective regions in early 1999, and Japan is expected to commence commercial service shortly. ORBCOMM has agreements with several manufacturers for the development and manufacture of hand-held communicators used by individuals and various types of industrial communicators that monitor fixed and mobile assets. Subscriber communicator manufacturers include Panasonic, Magellan and Scientific Atlanta.

     Orbital is completing construction of ORBCOMM's equatorial plane of seven satellites, scheduled for launch on a Pegasus vehicle later in 1999. Orbital and ORBCOMM have also entered into a procurement agreement valued at up to $72 million, under which Orbital has agreed to build and launch an additional seven satellites on a fixed-price basis, with options to build and launch up to an additional 22 satellites. Orbital also provides ORBCOMM with certain administrative services, generally on a cost-reimbursable basis.

     Orbital developed the "ORBCOMM" concept in 1990, and in 1993 formed the ORBCOMM partnership with Teleglobe Mobile for the design, development, construction, integration, testing and operation of the ORBCOMM System. OCC and Teleglobe Mobile each hold a 50% interest in ORBCOMM and have invested approximately $110,000,000 and $118,000,000, respectively, through December 31, 1998. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA and ORBCOMM International, each with the exclusive right to market the ORBCOMM System in the U.S. and internationally, respectively.

     Pursuant to the terms of the partnership agreements, OCC indirectly holds a 51% interest in ORBCOMM USA, with the result that OCC acting alone can generally control the operational and financial affairs of ORBCOMM USA, and Teleglobe Mobile indirectly holds a 51% interest in ORBCOMM International, with the result that Teleglobe Mobile acting alone can generally control the operational and financial affairs of ORBCOMM International. Since OCC is unable to control, but is able to exercise significant influence over, ORBCOMM's and ORBCOMM International's operational and financial affairs, we account for our investments in ORBCOMM and ORBCOMM International using the equity method of accounting. Since OCC is able to control the operational and financial affairs of ORBCOMM USA, we consolidate ORBCOMM USA's results of operations.

     In accordance with the equity method of accounting, we recognize 100% of the revenues earned and costs incurred on sales of products and services to ORBCOMM. We also recognize as equity in earnings (losses) of affiliates our proportionate share of ORBCOMM's profits and losses. To the extent ORBCOMM capitalizes its purchases from Orbital, we eliminate as equity in earnings (losses) of affiliates approximately 50%, our current equity ownership in ORBCOMM, of our profits and losses from sales to ORBCOMM.

     We believe that ORBCOMM will require significant additional funding in 1999. Orbital and ORBCOMM are currently in the process of exploring financing alternatives to fund future capital expenditures and to fund ORBCOMM's operations costs. Such alternatives include, but are not limited to, additional capital contributions from ORBCOMM's existing partners or other strategic investors, vendor financing, deferred invoicing, equity or debt transactions and other strategic alternatives. There can be no assurance that any financing will be completed or available on terms commercially acceptable to ORBCOMM. During 1998, Orbital deferred invoicing ORBCOMM for approximately $35,144,000 of work performed under our ORBCOMM satellite and launch procurement agreement. During 1999, we may defer up to $25,000,000 of invoicing for work performed for ORBCOMM. One-half of the deferred invoice amounts has been, and is expected to continue to be, advanced to Orbital by an affiliate of Teleglobe Inc.

     Orbital anticipates that start-up of the ORBCOMM System will continue to produce substantial operating losses through 1999. There can be no assurance that an adequate market will develop for ORBCOMM services, that ORBCOMM will achieve profitable operations or that we will recover any of our past or anticipated investment in ORBCOMM.

     ORBIMAGE Imagery Services. ORBIMAGE operates, and is further developing, a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface, the atmosphere and weather conditions. ORBIMAGE's imaging products and services are designed to provide customers with timely and competitively priced information concerning, among other things, the location and movement of military assets, urban growth, forestry and crop health, land and ocean-based natural resources and weather patterns and wind conditions.

     In April 1995, ORBIMAGE launched its first satellite, OrbView-1, which provides to NASA dedicated weather-related imagery and meteorological products. ORBIMAGE's second satellite, OrbView-2 (operated under a licensing agreement with Orbital), commenced commercial service in 1997 and is used by ORBIMAGE to deliver high-quality multi-spectral ocean imagery and land surface imagery to government and commercial customers. ORBIMAGE expects to launch two additional satellites, OrbView-3 and OrbView-4, in 1999 and 2000, respectively. We believe that OrbView-3 and OrbView-4 will be among the first commercial satellites with high-resolution imagery capability and that OrbView-4 will be the world's first satellite with commercially available hyperspectral imaging capability. As of December 31, 1998, ORBIMAGE and MDA entered into a license agreement whereby ORBIMAGE agreed to acquire from MDA the exclusive worldwide rights to distribute and sell radar imagery from the RadarSat-2 satellite that is expected to be operational in 2002. Orbital is constructing the RadarSat-2 satellite and ground system, which are being financed by the Canadian Space Agency, the anchor customer for RadarSat-2 imagery.

     Under the procurement agreement between Orbital and ORBIMAGE, Orbital is producing and launching the OrbView-3 and OrbView-4 satellites, and is constructing the related ground segment on a fixed-price basis. Orbital also provides ORBIMAGE with administrative services and technical support, generally on a cost-reimbursable basis.

     In February 1998, ORBIMAGE completed a private financing of $150,000,000 units consisting of 11 5/8% Senior Notes due 2005 and warrants to purchase an aggregate of approximately 3% of ORBIMAGE's outstanding common stock. Concurrently, the existing preferred stockholders of ORBIMAGE exercised an option to purchase additional preferred stock of ORBIMAGE, resulting in additional net proceeds to ORBIMAGE of approximately $21,000,000. The preferred stockholders have certain demand registration rights with respect to their shares after June 30, 2002.

     We own approximately 60% of ORBIMAGE, with the remainder owned primarily by the preferred stockholders. As a result of certain rights granted to the preferred stockholders, including the right to elect certain directors and have such directors participate in significant management decisions, we do not control the operational and financial affairs of ORBIMAGE. In accordance with the equity method of accounting, we recognize 100% of the revenues earned and costs incurred on sales of products and services to ORBIMAGE. We also recognize as equity in earnings (losses) of affiliates our proportionate share of ORBIMAGE's profits and losses. To the extent ORBIMAGE capitalizes its purchases from Orbital, we eliminate as equity in earnings (losses) of affiliates approximately 60%, our current equity ownership in ORBIMAGE, of our profits and losses from sales to ORBIMAGE.

     As of December 31, 1998, we had invested approximately $83,000,000 in ORBIMAGE. We anticipate that ORBIMAGE will incur operating losses at least through 1999. There can be no assurance that an adequate market will develop for ORBIMAGE's products and services, that it will achieve profitable operations or that we will recover our investment in ORBIMAGE.

     ORBNAV Automotive Information Services. We established ORBNAV in early 1999 to develop, operate and market, directly or through joint ventures, satellite-aided automotive guidance and related value-added information services for the rental car, private passenger car, commercial delivery vehicle and emergency vehicle markets. ORBNAV's initial focus is on developing the rental car market through an exclusive joint venture for which final documentation is currently under negotiation with Hertz, which venture will initially purchase 50,000 Magellan automotive navigation systems for installation in Hertz rental cars. Through ORBNAV, Orbital intends to invest up to $30,000,000 in exchange for a 60% interest, while Hertz intends to invest up to $20,000,000 and provide initial marketing services in exchange for a 40% interest in the joint venture.

     CCI Voice Communications. In 1998, we made a strategic investment in CCI. CCI was formed to develop, construct and operate a constellation of satellites offering satellite-based voice communications services in the world's equatorial regions. Pursuant to the terms of our stock purchase agreement, we have agreed, subject to the satisfaction by CCI of various operational and financial milestones, to purchase up to $50,000,000 of CCI's nonvoting convertible preferred shares, and we have an option to purchase an additional $50,000,000 of such preferred shares. In connection with the stock purchase transaction, we also entered into a satellite and launch vehicle procurement contract valued at approximately $480,000,000 for the satellites (and a price to be determined for the launch vehicles in the event we procure them). We have also agreed, subject to satisfaction of various conditions, to provide vendor financing.

     We own approximately 40% of CCI, with the remainder owned by outside investors. Our preferred shares in CCI are nonvoting, but pursuant to the terms of such shares, we have approval rights with respect to significant management decisions. Our approval rights may become diluted to the extent additional investors in CCI purchase preferred shares with similar terms. Though we do not control CCI, we are able to exercise significant influence over CCI's operational and financial affairs, and we currently account for our investment in CCI using a modified equity method of accounting. In accordance with the modified equity method of accounting, we recognize 100% of the revenues earned and costs incurred on sales of products and services to CCI, and we recognize 100% of CCI's profits and losses. As of December 31, 1998, we had purchased $22,000,000 of the preferred shares and had not provided any vendor financing. There can be no assurance that CCI will achieve its financial or operational milestones, some of which entail raising additional capital, or that an adequate market will develop for CCI's products and services, and we may be required to write off all, or a portion, of our investment.

RECENT DEVELOPMENTS

     On March 12, 1999, Orbital and Magellan signed a merger agreement with Lowrance Electronics, Inc., a leading manufacturer of marine and recreational electronics using GPS-satellite navigation and sonar technology. Under the terms of the merger, Orbital will acquire all the outstanding common stock of Lowrance and Lowrance shareholders will receive between 745,000 and 1,250,000 shares of Orbital common stock, based on the fair market value of Orbital common stock prior to closing. Lowrance will be merged into Magellan at the closing and Orbital's ownership of Magellan following the merger will increase to approximately 85%. We expect the transaction to close in the second half of 1999. Closing is subject to regulatory approval and Lowrance shareholder approval.

     On March 18, 1999, MDA and Toronto-based Spar Aerospace Limited signed an asset purchase agreement pursuant to which MDA will acquire Spar's space robotics division for approximately $43,000,000 in cash, one-half of which is payable upon closing, with the other half payable a year following closing. The Spar acquisition will expand our product lines to include advanced robotics primarily for the manned space market. We expect the transaction to close in the second quarter of 1999, subject to customary closing conditions.

COMPETITION

     Orbital believes that competition for sales of its products and services is based on performance and other technical features, price, reliability, scheduling and customization.

     The primary domestic competition for the Pegasus and Taurus launch vehicles comes from the Athena launch vehicles developed by Lockheed Martin Corporation. In addition, Pegasus may face competition from launch systems derived from U.S. government surplus ballistic missiles. The Israeli Shavit vehicle and other potential foreign launch vehicles could also pose competitive challenges to Pegasus, although U.S. government policy currently prohibits the launch of foreign vehicles from U.S. territory. Competition for Taurus could come from surplus Titan II launch vehicles, although a very limited inventory remains, and from the Russian Kosmos SL-8 launch vehicle. Competition to Pegasus and Taurus vehicles also exists in the form of partial or secondary payload capacity on larger boosters including the Ariane, Atlas and Delta launch vehicles. Our primary competitors in the suborbital launch vehicle product line are Coleman Research Corporation, Lockheed Martin and Space Vector Corporation.

     Our satellites and satellite subsystems products compete with products and services produced or provided by government entities and numerous private entities, including TRW Inc., Ball Aerospace and Technology Corporation, Lockheed Martin, GM Hughes Electronics Corporation and Spectrum Astro, Inc. Our airborne and ground-based electronics, data management systems, defense-oriented avionics products and software systems, aviation systems and space sensors and instruments face competition from several established manufacturers, including Smiths Industries, Lockheed Sanders and Honeywell Inc. Our main competitors in the area of satellite ground stations include Datron Systems Inc., Matra Marconi Space N.V. and Hughes-STX Corp. Our satellite access products primarily face competition from Trimble Navigation Ltd., Garmin International, Philips Automotive Electonics, Alpine Electronics and Clarion. The main competitors to our transportation management systems are Rockwell and Harris Corporation.

     ORBCOMM may face competition from numerous existing and proposed satellite-based and terrestrial systems providing data communications services. ORBIMAGE may face competition from U.S. and foreign governmental entities and private entities, including Space Imaging EOSAT and EarthWatch, that provide or are seeking to provide satellite-based imagery products.

     Many of our competitors are larger and have substantially greater resources than we do. Furthermore, the possibility exists that other domestic or foreign companies or governments, some with greater experience in the space industry and greater financial resources than Orbital, will seek to produce products or services that compete with our products or services. Any such foreign competitor could benefit from subsidies from or other protective measures by its home country.

RESEARCH AND DEVELOPMENT

     We expect to continue to invest in product-related research and development, to conceive and develop new products and services, to enhance existing products and services and to seek customer and, where appropriate, third-party strategic investments in these products and services. Our research and development expenses, excluding direct customer-funded development, were approximately $44,597,000, $26,355,000 and $22,179,000, respectively, for the fiscal years ended December 31, 1998, 1997 and 1996.

PATENTS AND TRADEMARKS

     We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage. We hold and have applications pending for various U.S. and foreign patents relating to the Pegasus vehicle, our satellites, certain of our GPS products, and other systems and products. Certain of the trademarks and service marks used in connection with our products and services have been registered with the U.S. Patent and Trademark Office, the Canadian Intellectual Property Office and certain other foreign trademark authorities.

COMPONENTS, RAW MATERIALS AND CARRIER AIRCRAFT

     We purchase a significant percentage of our product components, including rocket propulsion motors, structural assemblies, electronic equipment and computer chips, from third parties. We also occasionally obtain from the U.S. government parts and equipment that are used in the production of our products or in the provision of our services. We have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternative sources of supply would be available, although increased costs and possible delays could be incurred in securing alternative sources of supply. Our ability to launch our Pegasus vehicle depends on the availability of an aircraft with the capability of carrying and launching such space launch vehicle. We own the modified Lockheed L-1011 carrier aircraft that is used for the Pegasus vehicle and will be used for the X-34 and one suborbital program. In the event that the L-1011 carrier aircraft were to be unavailable, we would experience significant delays, expenses and loss of revenues as a result of having to acquire and modify a new carrier aircraft.

U.S. GOVERNMENT CONTRACTS

     During 1998, 1997 and 1996, approximately 46%, 38% and 45%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies or the imposition of budgetary constraints could materially adversely affect our financial condition or results of operations. Customers that accounted for 10% or more of our consolidated 1998 revenues were NASA, DoD and ORBIMAGE.

     The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate agencies of the U.S. government. These agencies have the right to challenge our cost estimates or allocations with respect to any such contract. Additionally, a substantial portion of payments to Orbital under U.S. government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. We believe that any adjustments likely to result from inquiries or audits of our contracts will not have a material adverse impact on our financial condition or results of operations. Since Orbital's inception, we have not experienced any material adjustments as a result of any such inquiries or audits.

     Orbital's major contracts with the U.S. government fall into three categories: firm fixed-price contracts, fixed-price incentive fee contracts and cost-plus-fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss due to increased cost, although some of this risk may be passed on to subcontractors. Under fixed-price government contracts, we may receive progress payments, generally in an amount equal to between 80% and 95% of monthly costs and profits, or we may receive milestone payments upon the occurrence of certain program achievements, with final payments occurring at project completion. Fixed-price incentive fee contracts provide for sharing by Orbital and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by Orbital, although some of this risk may be passed on to subcontractors. Under a cost-plus-fee contract, we recover our actual allowable costs incurred and receive a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the U.S. government's subjective evaluation of the contractor's performance in terms of the criteria stated in the contract.

     All of our U.S. government contracts and, in general, our subcontracts with the U.S. government's prime contractors provide that such contracts may be terminated at will by the U.S. government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production. In the event of a termination at will, Orbital would normally be entitled to recognize the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. From time to time we experience contract suspensions and terminations.

REGULATION

     Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation (the "DoT") and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Construction, launch and operation of commercial communications satellites, including the ORBCOMM communications network and CCI's business, require licenses from the U.S. Federal Communications Commission (the "FCC") and frequently require the approval of international and individual country regulatory authorities. ORBCOMM has received the necessary FCC regulatory authority to operate its system. ORBCOMM's international licensees have obtained or are responsible for obtaining the necessary international regulatory licenses. In addition, commercial remote imagery satellite systems such as those developed by ORBIMAGE require licenses from the U.S. Department of Commerce (the "DoC") and the FCC for the construction, launch and operation of remote imaging satellites. ORBIMAGE has the necessary DoC licenses and its FCC license to construct, launch and operate the OrbView-3 and OrbView-4 satellites. ORBIMAGE has applied to DoC to amend its OrbView-4 license to permit the commercial distribution of hyperspectral imagery from such satellite. The DoC has indicated that its approval may be subject to certain limitations, such as delaying release of imagery or degrading spatial resolution of imagery for commercial uses. Exports of our products, services and technical information frequently require licenses from the U.S. Department of State or the DoC.

     There can be no assurance that we will be successful in our efforts to obtain necessary licenses or regulatory approvals. The inability of Orbital, ORBCOMM, ORBIMAGE or CCI to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could have a material adverse effect on the financial condition or results of operations of Orbital.

BACKLOG

     Orbital's contract backlog is attributable to its space and ground infrastructure systems business. Our firm backlog at December 31, 1998 and 1997 was approximately $1,826,000,000 and $1,040,000,000, respectively. As of December 31, 1998, approximately 41% of our firm backlog was with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded in the amounts of approximately $1,300,000,000 and $435,000,000 as of December 31, 1998 and 1997, respectively. Approximately 55% of total firm backlog is currently scheduled to be performed beyond 1999. Firm backlog excludes unexercised contract options and undefinitized new contracts having an aggregate potential contract value at December 31, 1998 of approximately $2,220,000,000.

EMPLOYEES

     As of December 31, 1998, Orbital (including ORBCOMM and ORBIMAGE) had approximately 4,400 full-time permanent employees. We do not have any collective bargaining agreements with our employees and believe our employee relations are good.

ITEM 2.  PROPERTIES

     Orbital owns or leases over 1,700,000 square feet of office, engineering and manufacturing space in various locations throughout the world. In 1998, we purchased a parcel of real estate adjacent to our corporate headquarters in Northern Virginia to expand our satellite-related engineering, manufacturing and operations facilities at this site, which will allow us to consolidate our existing Northern Virginia and portions of our Maryland work force in a single integrated site. Orbital expects to convey portions of this land to a third-party developer shortly so that construction of the buildings can commence. As such buildings are completed, Orbital expects to lease the buildings pursuant to long-term leases.

     In 1993, Orbital entered into a 12-year lease agreement for approximately 100,000 square feet of office and engineering space in Dulles, Virginia, which serves as its corporate headquarters. We own a 59,000 square-foot manufacturing facility on land adjacent to the Dulles office facility that has office, engineering and manufacturing space. We intend to increase the size of this facility by approximately 50,000 to 75,000 square feet over the next year. Orbital also leases approximately 73,000 square feet of office, engineering and manufacturing space in McLean, Virginia; 400,000 square feet of office, engineering and manufacturing space in Germantown, Maryland; 345,000 square feet of office, engineering and manufacturing space in Chandler, Arizona; 182,000 square feet of office and engineering space in Richmond, British Columbia; 135,000 square feet of office, engineering and manufacturing space in Pomona, California; 75,000 square feet of office, engineering and manufacturing space in San Dimas, California; and 82,500 square feet of office, engineering and manufacturing space in Santa Clara, California. We lease or own other smaller facilities, offices or manufacturing space around the United States, in Canada and in Russia. Although completion of our existing and pending contracts may in the future require additional manufacturing capacity, we believe that our existing facilities are adequate for our near-term requirements and that such facilities, along with those to be constructed, will be adequate for our medium-term requirements.

ITEM 3.  LEGAL PROCEEDINGS

     In the first quarter of 1999, a number of class action lawsuits were filed in federal court in the Eastern District of Virginia against Orbital, an officer and an officer/director, alleging violations of the federal securities laws during the period from April 21, 1998 through February 16, 1999 and seeking monetary damages. In December 1998, Thomas van der Heyden filed a lawsuit in the Circuit Court for Montgomery County, Maryland alleging that Orbital is in actual or anticipatory breach of obligations allegedly imposed on Orbital in a judgment in a previous action brought by plaintiff against CTA. The plaintiff claims that he is entitled to a sum exceeding $30 million from Orbital, as successor-in-interest to CTA. We believe that the allegations in the legal proceedings described above are without merit and intend to vigorously defend against the allegations. In addition, under the terms of the CTA acquisition, we believe we are entitled to indemnification from CTA for all or a part of any damages arising from the van der Heyden litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted to a vote of our security holders during the fourth quarter of 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each of the executive officers of Orbital as of March 1, 1999. All executive officers are elected annually and serve at the discretion of the Board of Directors.

                NAME                   AGE                           POSITION
                ----                   ---                           --------
David W. Thompson....................  44    Chairman of the Board, President and Chief Executive
                                             Officer
James R. Thompson....................  62    Director, Executive Vice President and General Manager/
                                               Launch Systems Group
Robert R. Lovell.....................  62    Executive Vice President and General Manager/Space
                                             Systems Group
John P. Huyett.......................  45    Executive Vice President and General Manager/Satellite
                                             Access Products Group
Robert D. Strain.....................  42    Executive Vice President and General Manager/Electronics
                                             and Sensor Systems Group
Daniel E. Friedmann..................  42    Executive Vice President and General Manager/Systems
                                               Integration and Software Group
Jeffrey V. Pirone....................  38    Executive Vice President and Chief Financial Officer
Michael D. Griffin...................  49    Executive Vice President and Chief Technical Officer
Antonio L. Elias.....................  49    Senior Vice President for Advanced Programs
Leslie C. Seeman.....................  46    Senior Vice President, General Counsel and Secretary

------------------------

     David W. Thompson is a co-founder of Orbital and has been Chairman of the Board, President and Chief Executive Officer of Orbital since 1982. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory. Mr. Thompson serves as Chairman of Magellan, Chairman and Chief Executive Officer of ORBIMAGE and as a director of ORBCOMM and CCI. Mr. Thompson is a Fellow of the American Institute of Aeronautics and Astronautics, the American Astronautical Society and the Royal Aeronautical Society.

     James R. Thompson (who is not related to David W. Thompson) has been Executive Vice President and General Manager/Launch Systems Group since 1993 and a director of Orbital since 1992. Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to 1993. He was Deputy Administrator of NASA from 1989 to 1991. From 1986 until 1989, Mr. Thompson was Director of NASA's Marshall Space Flight Center. He was Deputy Director for Technical Operations at Princeton University's Plasma Physics Laboratory from 1983 through 1986. Before that, he had a 20-year career with NASA at the Marshall Space Flight Center. He is a director of Nichols Research Corp. and SPACEHAB Incorporated.

     John P. Huyett has been Executive Vice President and General Manager, Satellite Access Products since January 1, 1999. Mr. Huyett also serves, effective January 1, 1999, as President and Chief Executive Officer of Magellan. Mr. Huyett joined Magellan as its Vice President and Chief Financial Officer in 1998. From 1993 through 1998, Mr. Huyett was the Vice President and Chief Financial Officer of Avant! Corporation and its predecessor, Integrated Silicon Systems, a software company. From 1985 through 1993, Mr. Huyett was a partner at KPMG LLP. Mr. Huyett is a director of Magellan.

     Robert R. Lovell has been Executive Vice President and General Manager/Space Systems Group since 1997. From 1994 to 1997, he was Senior Vice President for Special Projects at Orbital. Mr. Lovell previously served as Executive Vice President and General Manager/Space Systems Group from 1993 to 1994. From 1990 to 1993, he was President/Space Systems Division of Orbital and, from 1987 to 1989, he served as Vice President/Space Applications. From 1980 to 1987, Mr. Lovell was employed by NASA as Director of the Communications Division in the Office of Space Science and Applications. Before that, he had an 18-year career with NASA at the Lewis Research Center. Mr. Lovell is a director of CCI.

     Michael D. Griffin has been Executive Vice President and Chief Technical Officer since 1997. From 1996 to 1997, Dr. Griffin served as Executive Vice President/Space Systems Group. Dr. Griffin joined Orbital in 1995 when he was appointed Senior Vice President and Chief Technical Officer. From 1994 to 1995, he was Senior Vice President for Program Development at Space Industries International. From 1991 to 1994, he served as Chief Engineer of NASA and, from 1989 to 1991, was Deputy Director for Technology at the Strategic Defense Initiative Organization. Dr. Griffin is a director of Magellan.

     Robert D. Strain has been Executive Vice President and General Manager/Electronics and Sensor Systems Group since 1996. From 1994 until 1996, he was Vice President for Finance and Manufacturing at Orbital. Prior to that he served in a variety of senior-level financial positions with Fairchild Space and Defense Corporation, including Vice President of Finance, Treasurer and Controller.

     Daniel E. Friedmann has been Executive Vice President and General Manager/Systems Integration and Software Group since 1996. He continues to serve as President and Chief Executive Officer of Orbital's subsidiary, MDA, a position he has held since 1995. From 1992 to 1995, he served as Executive Vice President and Chief Operating Officer of MDA. Between 1979 and 1992, he held a variety of positions at MDA, including serving as Vice President of various divisions.

     Jeffrey V. Pirone has been Executive Vice President and Chief Financial Officer since 1996. From 1993 until 1996, Mr. Pirone served as Vice President and Controller of Orbital. Mr. Pirone joined Orbital as Controller in 1991, and prior to that was a Senior Manager at KPMG LLP. Mr. Pirone is a director of Magellan and ORBCOMM.

     Antonio L. Elias has been Senior Vice President for Advanced Programs since August 1997. From January 1996 until August 1997, Dr. Elias served as Senior Vice President and Chief Technical Officer. From May 1993 through December 1995 he was Senior Vice President for Advanced Projects and was Senior Vice President/Space Systems Division from 1990 to April 1993. He was Vice President/Engineering of Orbital from 1989 to 1990 and was Chief Engineer from 1986 to 1989. From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology.

     Leslie C. Seeman has been Senior Vice President of Orbital since 1993 and General Counsel and Secretary of Orbital since 1989. From 1989 to 1993, she was also Vice President of Orbital, and from 1987 to 1989, Ms. Seeman was Assistant General Counsel of Orbital. From 1984 to 1987, she was General Counsel of

Source Telecomputing Corporation, a telecommunications company. Prior to that, she was an attorney at the law firm of Wilmer, Cutler and Pickering.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 22, 1999, there were 1,325 Orbital stockholders of record.

     Our common stock began trading on the New York Stock Exchange ("NYSE") on July 10, 1998 under the symbol ORB. Prior to that our common stock was traded on the Nasdaq National Market under the symbol ORBI. The range of high and low sales prices of Orbital common stock from 1996 through 1998, as reported on Nasdaq or the NYSE, as applicable, was as follows:

                            1998                              HIGH       LOW
                            ----                              ----       ---
4th Quarter.................................................  $44 1/4    $19 1/2
3rd Quarter.................................................  $39 1/4    $17 3/4
2nd Quarter.................................................  $50        $32 1/4
1st Quarter.................................................  $46 1/2    $29

                            1997                              HIGH       LOW
                            ----                              ----       ---
4th Quarter.................................................  $30 3/4    $21
3rd Quarter.................................................  $25        $15 7/8
2nd Quarter.................................................  $18        $12 3/4
1st Quarter.................................................  $19 1/4    $13 3/4

                            1996                              HIGH       LOW
                            ----                              ----       ---
4th Quarter.................................................  $21 7/8    $16 1/4
3rd Quarter.................................................  $20        $16 3/8
2nd Quarter.................................................  $19 7/8    $13
1st Quarter.................................................  $16 1/8    $11 3/4

     We have never paid any cash dividends on our common stock. We presently intend to retain future earnings for working capital and product development and therefore do not anticipate paying cash dividends on our common stock at any time in the foreseeable future. In addition, we are prohibited from paying cash dividends under an existing credit facility.

     The transfer agent for our Common Stock is:
       The First National Bank of Boston
       c/o Boston Equiserve
       P.O. Box 8040
       Boston, MA 02266-8040
       Telephone: (617) 575-3170 or (800) 730-4001
       www.bostonequiserve.com

     The trustee for our 5% convertible subordinated notes due 2002 is:
       Deutsche Bank AG, New York Branch
       31 W. 52nd St.
       New York, NY 10019

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this Report. The consolidated operating data and other data for the three-year period ended December 31, 1998 and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto included in this Report. The consolidated operating data and other data for the years ended December 31, 1995 and 1994 and the consolidated balance sheet data at December 31, 1996, 1995 and 1994 are derived from audited consolidated financial statements not included or incorporated by reference herein.

                                                                      YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                      1998         1997         1996         1995         1994
                                                   ----------   ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
OPERATING DATA:
  Revenues.......................................  $  734,277   $  605,975   $  461,435   $  364,320   $  301,576
  Costs of goods sold............................     546,721      456,772      336,261      268,016      216,417
                                                   ----------   ----------   ----------   ----------   ----------
  Gross profit...................................     187,556      149,203      125,174       96,304       85,159
  Research and development expenses..............      44,597       26,355       22,179       28,512       17,259
  Selling, general and administrative expenses...     109,727       89,502       76,019       63,427       53,165
  Amortization of excess of purchase price over
    net assets acquired..........................       7,939        3,852        3,134        3,221        2,360
                                                   ----------   ----------   ----------   ----------   ----------
  Income from operations.........................      25,293       29,494       23,842        1,144       12,375
  Net investment income (expense)................       2,567        1,475       (1,123)         639         (244)
  Equity in earnings (losses) of affiliates......     (45,092)     (26,034)      (6,454)        (759)      (1,264)
  Non-controlling interests in (earnings) losses
    of consolidated subsidiaries.................      10,610        2,638        1,473          427           --
  Gain on sale of subsidiary equity..............       4,793       21,810           --           --           --
  Acquisition expenses...........................          --       (4,343)          --       (3,441)        (503)
                                                   ----------   ----------   ----------   ----------   ----------
  Income (loss) before provision (benefit) for
    income taxes and cumulative effect of
    accounting change............................      (1,829)      25,040       17,738       (1,990)      10,364
  Provision (benefit) for income taxes...........       4,543        2,035        1,831       (1,302)       2,744
                                                   ----------   ----------   ----------   ----------   ----------
  Income (loss) before cumulative effect of
    accounting change............................      (6,372)      23,005       15,907         (688)       7,620
  Cumulative effect of accounting change, net of
    taxes........................................          --           --           --       (4,160)          --
                                                   ----------   ----------   ----------   ----------   ----------
  Net income (loss)..............................  $   (6,372)  $   23,005   $   15,907   $   (4,848)  $    7,620
                                                   ==========   ==========   ==========   ==========   ==========
NET INCOME (LOSS) PER COMMON SHARE(1):
  Income (loss) before cumulative effect of
    accounting change............................  $    (0.18)  $     0.71   $     0.55   $    (0.03)  $     0.33
  Cumulative effect of accounting change.........          --           --           --        (0.16)          --
                                                   ----------   ----------   ----------   ----------   ----------
                                                   $    (0.18)  $     0.71   $     0.55   $    (0.19)  $     0.33
                                                   ==========   ==========   ==========   ==========   ==========
  Shares used in computing net income (loss) per
    common share.................................  35,624,888   32,283,138   29,137,361   26,207,746   23,191,553
                                                   ==========   ==========   ==========   ==========   ==========
NET INCOME (LOSS) PER COMMON SHARE, ASSUMING
  DILUTION(2):
  Income (loss) before cumulative effect of
    accounting change............................  $    (0.18)  $     0.69   $     0.55   $    (0.03)  $     0.32
  Cumulative effect of accounting change.........          --           --           --        (0.16)          --
                                                   ----------   ----------   ----------   ----------   ----------
                                                   $    (0.18)  $     0.69   $     0.55   $    (0.19)  $     0.32
                                                   ==========   ==========   ==========   ==========   ==========
  Shares used in computing net income (loss) per
    common share, assuming dilution..............  40,336,587   33,980,747   31,616,119   30,103,858   27,309,336
                                                   ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA:
  Cash and investments...........................  $   25,686   $   15,126   $   32,686   $   35,030   $   40,345
  Net working capital............................      53,330       50,198       83,673       87,553       57,449
  Total assets...................................     962,738      793,992      500,770      466,908      441,042
  Short-term borrowings..........................      26,814       29,317       38,519       11,907       28,977
  Long-term obligations, net.....................     181,281      198,394       33,076       96,990       86,068
  Stockholders' equity...........................     510,573      355,101      330,502      238,908      206,943

------------------------
(1) Net income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods.
(2) Net income (loss) per common share, assuming dilution, is calculated using the weighted average number of shares and dilutive equivalent shares outstanding during the periods, plus the effect of an assumed conversion of our convertible subordinated notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     With the exception of historical information, the matters discussed below under the headings "Recent Developments," "Results of Operations" and "Liquidity and Capital Resources" and elsewhere in this Annual Report on Form 10-K include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. We wish to caution readers that a number of important factors, including those identified below in "Outlook: Issues and Uncertainties," may affect our actual results and may cause actual results to differ materially from those in any forward-looking statement.

     Our products and services are grouped into three general business sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites and related space systems, electronics and sensor systems, and satellite ground systems and software. Satellite access products include satellite-based navigation, positioning and communications products and transportation management systems. Satellite services include satellite-based two-way mobile data communications services, satellite-based remote imaging services, our new ORBNAV initiative relating to satellite-based automotive information services and satellite-based voice communications services provided by ORBCOMM and ORBIMAGE and to be provided by ORBNAV and CCI, respectively.

     We are accounting for our investments in ORBCOMM, ORBIMAGE and CCI using the equity method of accounting. In accordance with the equity method of accounting, we recognize as equity in earnings (losses) of affiliates our proportionate share of ORBCOMM's and ORBIMAGE's profits and losses. In accordance with a modified equity method of accounting, we currently recognize as equity in earnings (losses) of affiliates 100% of CCI's profits and losses. We also recognize 100% of the revenues earned and costs incurred on sales of products and services to these entities. However, as these companies are currently capitalizing substantially all system construction costs, including amounts paid to Orbital, we eliminate as equity in earnings (losses) of affiliates our proportionate share of our profits and losses from sales to ORBCOMM, ORBIMAGE and CCI, respectively.

RECENT DEVELOPMENTS

     In April 1998, we sold 3,450,000 shares of our common stock in a public offering at $45.81 per share, generating net proceeds of approximately $150,000,000.

     In July 1998, our common stock began trading on the New York Stock Exchange under the ticker symbol "ORB." Our stock had previously traded on the Nasdaq National Market under the symbol "ORBI."

     In August 1998, we entered into a stock purchase agreement with CCI pursuant to which we agreed, subject to the satisfaction by CCI of certain milestones and conditions, to purchase up to $50,000,000 of CCI's non-voting convertible preferred shares, with an option to purchase an additional $50,000,000 of preferred shares, and to provide vendor financing. In connection with the execution of the stock purchase agreement, we entered into a satellite and launch vehicle procurement contract with CCI valued at approximately $480,000,000 for the satellites (and a price to be determined for the launch vehicles in the event we procure them). As of December 31, 1998, we had purchased $22,000,000 of the preferred shares and had not provided any vendor financing. Should CCI not achieve its financial or operational milestones, some of which entail raising capital, or if an adequate market for its products and services should not develop, we may be required to write off all, or a portion, of this investment.

     In October 1998, we adopted a stockholder rights plan in which preferred stock purchase rights were granted as a dividend at the rate of one right for each share of common stock to stockholders of record on November 13, 1998. The plan is designed to deter coercive or unfair takeover tactics. The rights become exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of our common stock, or announces a tender or exchange offer that would result in its ownership of 15% or more of our common stock. Each right, when exercisable, entitles the holder to purchase one-one thousandth of a share of Series B Junior Participating Preferred Stock. Under certain circumstances, each holder of a right will be able to exercise the right and receive common stock having a value equal to two times the exercise price. The rights are generally redeemable by our Board of Directors at a redemption price of $0.005 per right and expire on October 31, 2008.

     On December 31, 1998, we acquired the transportation systems business of Raytheon Company for approximately $21,000,000 in cash. We merged the acquired business into our existing transportation management systems business.

RESULTS OF OPERATIONS

     The following table shows our revenues, gross profits and gross margins by major product category within each business sector for each of the years ended December 31, 1998, 1997 and 1996:

                                        1998                           1997                           1996
                            ----------------------------   ----------------------------   ----------------------------
                                        GROSS                          GROSS                          GROSS
                            REVENUES   PROFITS    MARGIN   REVENUES   PROFITS    MARGIN   REVENUES   PROFITS    MARGIN
                            --------   --------   ------   --------   --------   ------   --------   --------   ------
                                                              (DOLLARS IN THOUSANDS)
SPACE AND GROUND
  INFRASTRUCTURE
  SYSTEMS.................  $617,126   $153,998     25%    $534,419   $131,209     25%    $388,814   $101,867     26%
  Launch Vehicles.........   173,178     38,539     22      121,631     28,631     24      108,478     23,356     22
  Satellites..............   237,533     54,376     23      233,989     56,940     24      105,148     22,406     21
  Electronics and Sensor
    Systems...............   111,033     34,494     31      100,554     26,236     26       92,070     26,608     29
  Satellite Ground Systems
    and Software..........    95,382     26,589     28       78,245     19,402     25       83,118     29,497     36
SATELLITE ACCESS
  PRODUCTS................   116,392     33,556     29       71,384     18,205     26       71,188     25,134     35
SATELLITE SERVICES........       759          2    N/A          172       (211)   N/A        1,433     (1,827)   N/A
                            --------   --------    ---     --------   --------    ---     --------   --------    ---
CONSOLIDATED TOTALS.......  $734,277   $187,556     26%    $605,975   $149,203     25%    $461,435   $125,174     27%
                            ========   ========    ===     ========   ========    ===     ========   ========    ===

REVENUES

     Our consolidated revenues for the years ended December 31, 1998, 1997 and 1996 were $734,277,000, $605,975,000 and $461,435,000, respectively.

     Space and Ground Infrastructure Systems. Revenues from our space and ground infrastructure systems sector increased to $617,126,000 in 1998, from $534,419,000 in 1997 and $388,814,000 in 1996.

     Revenues from our launch vehicles increased to $173,178,000 in 1998, from $121,631,000 in 1997 and $108,478,000 in 1996. The increase in revenues in 1998 and 1997 was attributable to a number of factors, including increased work performed under contracts received for our Taurus launch vehicle, a significant increase in new orders for our Pegasus and suborbital launch vehicles and increased work performed on the X-34 reusable launch vehicle.

     Revenues from sales of satellites increased to $237,533,000 in 1998, from $233,989,000 in 1997 and $105,148,000 in 1996. Satellite revenues remained generally consistent from 1997 to 1998 as work on several programs were completed concurrent with the receipt of new satellite orders. The substantial increase in 1997 satellite revenues was primarily due to new satellite orders received in the second half of 1996 and in 1997. Revenues in 1998 and 1997 also included approximately $51,471,000 and $54,090,000, respectively, of sales generated by the satellite contracts we acquired from CTA in August 1997.

     Revenues from electronics and sensor systems increased to $111,033,000 in 1998, from $100,554,000 in 1997 and $92,070,000 in 1996. The increase in 1998 and 1997 revenues was primarily attributable to work performed on new orders for defense electronics products received during 1997 and early 1998.

     Revenues from satellite ground systems and software products increased to $95,382,000 in 1998, from $78,245,000 in 1997 and $83,118,000 in 1996. The increase in 1998 revenues is primarily due to work performed on orders received in 1997 and 1998, including work on a new remote imaging system. The decrease in 1997 revenues from 1996 revenues was primarily due to the sale in late 1996 of a software-related business that had generated 1996 revenues of approximately $15,755,000.

     Orbital's space and ground infrastructure systems sector revenues included sales to ORBCOMM of approximately $35,479,000, $57,988,000 and $47,215,000 in 1998, 1997 and 1996, respectively, and to ORBIMAGE of approximately $89,006,000 and $88,618,000 in 1998 and 1997, respectively. This sector's revenues also included $6,556,000 from sales to CCI in 1998 (none in earlier years). We expect 1999 sales to our satellite services affiliates to be less than those recorded in 1998 primarily because the basic ORBCOMM satellite construction and launch program is nearing completion.

     Satellite Access Products. Revenues from sales of consumer, high-precision and automotive satellite-based positioning and navigation products, satellite communications products and transportation management systems increased to $116,392,000 in 1998, from $71,384,000 in 1997 and $71,188,000 in 1996. Revenues in 1998 included approximately $44,636,000 of sales generated by our high-precision navigation products that were acquired as a result of the December 1997 merger of Ashtech with our Magellan subsidiary. Although 1998 revenues from satellite access products were greater than 1997 revenues, revenues were below our expectations due to increased competition in consumer products and slower sales of automotive navigation products.

Gross Profit/Costs of Goods Sold

     Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and under various development and production contracts. Gross profit depends on a number of factors, including our mix of contract types and costs incurred thereon in relation to estimated costs. Our consolidated gross profit for 1998, 1997 and 1996 was $187,556,000 (26% of revenues), $149,203,000 (25% of revenues) and $125,174,000 (27% of revenues), respectively.

     Space and Ground Infrastructure Systems. Gross profit from our space and ground infrastructure systems sector was $153,998,000 (25% of sector revenues), $131,209,000 (25% of sector revenues) and $101,867,000 (26% of sector revenues) for 1998, 1997 and 1996, respectively.

     Gross profit margins from our space and ground infrastructure systems sector for 1998 were generally consistent with 1997 margins. Gross profit margins were slightly higher in 1996 due to the inclusion of higher margins from a software-related business that was part of our ground systems business and was sold in late 1996. Gross profit margins in this sector are impacted by management's periodic assessments and reevaluations of programmatic risks included in estimated costs to complete long-term contracts.

     Satellite Access Products. Gross profit from our satellite access products sector was $33,556,000 (29% of sector revenues), $18,205,000 (26% of sector revenues) and $25,134,000 (35% of sector revenues) for 1998, 1997 and 1996, respectively. The overall increase in 1998 gross profit margins when compared to 1997 margins is due to the inclusion of higher margin, high-precision positioning and navigation product lines acquired from Ashtech offset, in part, by lower margins achieved on other consumer and automotive navigation product sales. The decrease in gross profit margins from 1996 to 1997 was due to lower unit sales prices for consumer products and certain fourth quarter 1997 reorganizational charges incurred by Magellan.

     During 1998, Magellan disposed of approximately $12,500,000 of obsolete inventory that was offset, in part, by previously established inventory obsolescence reserves. Magellan continues to face increased competition, which places significant pressure on individual product lifetimes and inventory levels. Gross profit in 1998 was reduced by approximately $7,300,000 of increased inventory obsolescence reserves.

Research and Development Expenses

     Research and development expenses represent our self-funded product development activities and exclude direct customer-funded development. Research and development expenses during 1998, 1997 and 1996 were $44,597,000 (6% of revenues), $26,355,000 (4% of revenues) and $22,179,000 (5% of revenues), respectively. Research and development spending during these periods related primarily to the development of new or improved satellite access products, improved launch vehicles, and new satellite initiatives. Research and development expenses in 1998 also included approximately $5,000,000 of costs related to identifying and resolving certain technical issues arising on ORBCOMM data communications satellites.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, legal, administrative and general management functions of Orbital. Selling, general and administrative expenses for 1998, 1997 and 1996 were $109,727,000 (15% of revenues), $89,502,000 (15% of revenues) and
$76,019,000 (17% of revenues), respectively. While selling, general and administrative expenses as a percentage of revenues was consistent from 1998 to 1997, the total amount of selling, general and administrative costs increased substantially, primarily as a result of growth in our space and ground infrastructure systems sector and the impact of various business and product line acquisitions. The decrease in selling, general and administrative expenses as a percentage of revenues in 1997 from 1996 was primarily attributable to significant growth in space and ground infrastructure systems revenues, along with only modest growth in selling, general and administrative expenses attributable to those product lines.

Net Investment Income (Expense)

     Net investment income (expense) was $2,567,000, $1,475,000 and ($1,123,000)
for 1998, 1997 and 1996, respectively. Investment income reflected interest earnings on short-term investments and realized gains and losses on investments, reduced by interest expense on outstanding debt of $3,982,000, $429,000 and $2,486,000 in 1998, 1997 and 1996, respectively. Interest expense was net of capitalized interest of approximately $17,842,000, $9,700,000 and $7,300,000 in 1998, 1997 and 1996, respectively.

Equity in Earnings (Losses) of Affiliates and Non-Controlling Interests in (Earnings) Losses of Consolidated Subsidiaries

     Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries were ($34,482,000), ($23,396,000) and ($4,981,000) for 1998, 1997 and 1996, respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM, ORBIMAGE and CCI, (ii) our proportionate share of ORBCOMM's, ORBCOMM International Partners, L.P.'s and ORBIMAGE's earnings and losses for 1998, (iii) 100% of CCI's earnings and losses for 1998, and (iv) non-controlling stockholders' proportionate share of ORBCOMM USA, L.P.'s and Magellan's current period earnings and losses. The increases in 1998 and 1997 were primarily due to increased operational and system depreciation expenses and resulting losses at ORBCOMM. We expect equity in earnings (losses) of affiliates to increase in 1999 primarily due to increased losses at ORBCOMM.

Gain on Sale of Subsidiary Equity

     We recorded a gain on sale of subsidiary equity of $4,793,000 and $21,810,000 in 1998 and 1997, respectively. The 1998 gain related to the issuance of additional equity by our ORBIMAGE affiliate. The 1997 gain related to the issuance of additional equity by our Magellan subsidiary.

Provision for Income Taxes

     We recorded consolidated income tax provisions of $4,543,000, $2,035,000 and $1,831,000 for 1998, 1997 and 1996, respectively. Our provisions for these periods were entirely due to foreign taxes attributable to our Canadian operations.

     At December 31, 1998, we had U.S. federal net operating loss carryforwards (portions of which expire beginning in 2004) of approximately $278,000,000, U.S. research and experimental income tax credit carryforwards of approximately $3,148,000, and foreign investment income tax credit carryforwards (subject to expiration in 2008) of approximately $5,000,000. Such net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions. At December 31, 1998 and 1997, we provided a valuation reserve of $71,139,000 and $49,588,000, respectively, against certain of our consolidated deferred tax assets.

Net Income (Loss)

     Our consolidated net income (loss) for the years ended December 31, 1998, 1997 and 1996 was ($6,372,000), $23,005,000 and $15,907,000, respectively. Our space and ground infrastructure systems sector generated net income of approximately $52,521,000, $45,670,000 and $27,474,000 for 1998, 1997 and 1996,
respectively. Our satellite access products sector reported net losses of $16,318,000 for 1998, as compared to net income of $5,638,000 in 1997 and $4,520,000 in 1996. Our satellite services sector generated net losses of $42,575,000, $28,303,000 and $16,087,000 in 1998, 1997 and 1996, respectively, and such losses are expected to increase in 1999 primarily as a result of increased losses at ORBCOMM.

     During 1998, our satellite access products sector continued to face increased competition in consumer products and slower sales of automotive navigation products, placing pressure on revenues and margins. Magellan has introduced new products and is implementing cost savings measures intended to moderate the unfavorable trends experienced in 1998 in this sector. In addition, this sector incurred significant costs in 1998 associated with the integration and restructuring of Ashtech and Magellan and research and development with respect to new products and enhancements of existing products. Net income for 1997 included a $21,810,000 gain on the issuance of Magellan stock.

LIQUIDITY AND CAPITAL RESOURCES

     Our growth has required substantial capital to fund expanding working capital needs, investments in affiliates, certain business acquisitions, new business initiatives, research and development and capital expenditures. We have funded these requirements to date, and expect to fund our future requirements, through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings. We expect to continue to pursue potential acquisitions, new business opportunities and equity investments that we believe would enhance our businesses and to fund such transactions through existing cash, loan facilities, joint ventures, the issuance of equity and/ or debt securities, asset-based financings, and cash generated by operations.

     At December 31, 1998, cash and investments were $25,686,000, and we had total debt obligations outstanding of approximately $208,095,000. The outstanding debt is comprised of our $100,000,000 5% convertible subordinated notes, advances under our line of credit facilities, secured and unsecured notes, and asset-based financings. Cash and investments at December 31, 1998 included approximately $7,757,000 of cash and short-term investments restricted against outstanding letters of credit. Our current ratio was 1.2 at December 31, 1998 and 1997.

     In 1998, we amended and restated our primary credit facility to increase the maximum amount available under a revolving line of credit from $100,000,000 to $200,000,000 and to modify certain financial covenants. At December 31, 1998, $36,000,000 was outstanding on the facility. During the first quarter of 1999, the facility was amended to modify a financial covenant to provide full availability under the facility. The interest rate charged under the facility is a variable rate based on the prime rate or LIBOR. The weighted average interest rate on borrowings outstanding under this facility at December 31, 1998 was 7.5%. The facility is secured by accounts receivable, prohibits the payment of cash dividends, contains certain covenants with respect to our working capital levels, fixed charges ratio, leverage ratio and net worth, and expires in December 2002.

     During 1998, we provided $34,500,000 in capital to ORBCOMM. We currently estimate that our share of additional funding for ORBCOMM's 1999 capital needs could exceed $30,000,000, of which $18,450,000 has been contributed so far in 1999. We expect to fund our share of ORBCOMM's capital needs through existing resources, including our primary credit facility. In addition, during 1998, Orbital deferred invoicing ORBCOMM for approximately $35,144,000 of work performed under our ORBCOMM satellite and launch procurement agreement. During 1999, we may defer up to $25,000,000 of invoicing for work done under our

ORBCOMM procurement agreement. One-half of the deferred invoice amounts has been, and is expected to continue to be, advanced to Orbital by an affiliate of Teleglobe Inc.

     Our operations provided net cash of approximately $48,205,000 during 1998. Also during 1998, in addition to our investment in ORBCOMM, we invested approximately (i) $22,000,000 in CCI, (ii) $48,263,000 in capital expenditures for various satellite and launch vehicle production, manufacturing and test equipment and office equipment, and (iii) $22,751,000 in business acquisitions. In the event CCI meets various operational and financial milestones, we may invest an additional $28,000,000 in CCI over the next two years.

     We are expanding our offices and satellite-related engineering, manufacturing and operations facilities adjacent to our Dulles, Virginia headquarters. Construction is scheduled to commence in the first half of 1999 and we expect completion in 2001. To finance the majority of this expansion, Orbital is pursuing various financing alternatives, including third-party debt financings and a "build-to-suit" agreement.

     On March 18, 1999, MDA and Toronto-based Spar Aerospace Limited signed an asset purchase agreement pursuant to which MDA will acquire Spar's robotics division for approximately $43,000,000 in cash. The transaction is expected to close during the second quarter of 1999. Approximately one-half of the purchase price will be paid at closing and the balance is payable one year from closing. We expect to fund the first installment of the purchase price through an existing credit facility, and have received a commitment from a lender to finance the second installment due in 2000.

     In late 1998, we agreed to enter into an exclusive $50,000,000 joint venture with Hertz whereby Hertz will offer Magellan's automotive navigation systems in its rental cars in the U.S., Canada and Europe. The agreement, which is subject to negotiation of the joint venture documents, contemplates that we will receive a 60% interest in the venture in exchange for a $30,000,000 investment to be made during 1999 and 2000.

     We expect that our capital needs for 1999 will be provided by working capital, cash flows from operations, existing or new credit facilities, and operating lease arrangements. To support further business expansion, we may also consider equity and debt financings.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 becomes effective June 15, 1999 and will require the company to disclose additional information on its hedging activities.

     Also in 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). Initial application by the company of SOP 98-5 was as of January 1, 1998. This SOP requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 also amended certain sections of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"), which addresses revenue recognition on long-term contracts using the percentage-of-completion method of accounting. The impact of adopting SOP 98-5 in 1998 was not significant.

YEAR 2000 ISSUES

     We have developed a plan to prepare for potential "Year 2000" issues with respect to various operational, technical and financial computer-related systems. The plan has been designed to minimize risk to Orbital and its customers using a standard industry five-phase approach. The five phases are awareness, assessment, renovation, validation and implementation. We have substantially completed the awareness and assessment phases, including preparation of a comprehensive inventory of potentially affected systems. In many cases renovation work is well underway and validation testing has begun with respect to certain critical systems.

     We currently plan to achieve our overall goal of Year 2000 readiness in mid-1999. The first half of 1999 will be devoted to renovating, validating and implementing our corrective action plan by reprogramming affected software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing affected systems when necessary.

     The total costs to implement the plan, which costs include the already planned replacement of existing systems to support our overall growth, are estimated to be well less than one percent of 1998 revenues. Approximately 70% of the estimated costs to implement the plan have been incurred to date and the remaining costs are expected to be incurred in the remainder of 1999. All costs, including the cost of internal personnel, outside consultants, system replacements and other equipment, will be expensed as incurred, except for long-lived assets, which will be capitalized in accordance with our capitalization policies. We have not postponed the implementation or upgrade of other systems as a result of focusing on the Year 2000 plan.

     As part of the plan, formal communication with our suppliers, customers and other service providers has been initiated. To date, however, we have not determined whether "Year 2000" issues affecting key suppliers, significant customers (including the U.S. government), or critical service providers will materially impact our cash flows or operating results. A "reasonably likely worst case" scenario of the Year 2000 issue for Orbital could include: isolated performance problems with engineering, financial and administrative systems; isolated interruption of deliveries from critical suppliers; product liability or warranty issues; and the temporary inability of key customers to pay amounts due to Orbital. Contingency plans are being prepared, and will be implemented if necessary, including having sufficient liquidity available to sustain a temporary interruption of cash receipts during early 2000 and the identification of alternative suppliers for critical components. There can be no assurance that we have identified, or will identify, all "Year 2000" affected systems, suppliers, customers and service providers, or that our corrective action plan will be timely and successful.

                       OUTLOOK: ISSUES AND UNCERTAINTIES

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor, in certain circumstances, for forward-looking statements made by or on behalf of Orbital. Orbital and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in our filings with the SEC and in the report to stockholders. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our sales and earnings growth, statements expressing general optimism about future operating results, statements relating to our belief about the outcome of pending litigation, and statements relating to our achievement of Year 2000 readiness are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then-current views and assumptions regarding future events and operating performance.

     The following are some of the factors that could cause actual results to differ materially from information contained in our forward-looking statements:

     Most of the products we and our affiliates develop and manufacture are technologically advanced and sometimes novel systems that must function under demanding operating conditions and are subject to significant technological change and innovation. We have occasionally experienced product failures or other operational problems. In addition to any costs resulting from product warranties or required remedial action, product failures may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries.

     Our financial performance generally, as well as the recoverability of our investments in ORBCOMM, ORBIMAGE and CCI and any other company in which we make a strategic investment, and investments that we make in the development of new technologies for new products or existing product enhancements, depend on several factors including, among other things, the successful and timely funding and implementation of innovative and novel technologies involving complex systems in a cost-effective manner, the establishment and expansion of commercial markets and customer acceptance, competition and such entities' ability to raise necessary capital. If we conclude at any time that our investments are not recoverable, we may be required to write off part or all of such investments.

     Historically, we have made strategic acquisitions of businesses, and we routinely evaluate potential acquisition candidates that we believe would enhance our business. We have also historically pursued strategic alliances through joint ventures, and we routinely evaluate similar opportunities. Such transactions commonly involve certain risks including, among others, assimilating the acquired operations, technologies and personnel and maintaining appropriate standards, controls, procedures and policies, entering markets in which we have little or no direct prior experience, potentially losing key employees of acquired organizations, the diversion of management attention from other ongoing business concerns and resolving potential disputes with joint venture partners.

     At December 31, 1998, approximately 41% of our total firm contract backlog was derived from contracts with the U.S. government and its agencies or from subcontracts with prime contractors to the U.S. government. Most of our government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our business.

     The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate agencies of the U.S. government. These agencies have the right to challenge our cost estimates or allocations with respect to any such contract. A substantial portion of payments to us under U.S. government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.

     The majority of our contracts, particularly for our space and ground infrastructure systems, are long-term contracts. We recognize revenues on long-term contracts using the percentage of completion method of accounting, whereby revenue, and therefore profit, is recognized based on actual costs incurred in relation to total estimated costs to complete the contract or based on specific delivery terms and conditions. Revenue recognition and profitability, if any, from a particular contract may be adversely affected to the extent that original cost estimates, estimated costs to complete or incentive or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded.

     The costs and other effects of pending or possible litigation or governmental investigations could have an adverse effect on our business and could divert the attention of management from ongoing business matters.

     Virtually all our products and services face significant competition from existing competitors, many of whom are larger and have substantially greater resources than we do. Furthermore, the possibility exists that other domestic or foreign companies or governments will seek to produce products or services that compete with our products or services. A foreign competitor could benefit from subsidies from, or other protective measures by, its home country.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuations, or similar market risks, although it does enter into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
  Independent Auditors' Report................................   25
  Consolidated Statements of Earnings.........................   26
  Consolidated Balance Sheets.................................   27
  Consolidated Statements of Stockholders' Equity.............   28
  Consolidated Statements of Cash Flows.......................   29
  Notes to Consolidated Financial Statements..................   30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Orbital Sciences Corporation:

     We have audited the accompanying consolidated balance sheets of Orbital Sciences Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Sciences Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                         KPMG LLP

Washington, D.C.
February 16, 1999, except as to note 12
  which is as of March 18, 1999

                          ORBITAL SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
Revenues..............................................  $   734,277   $   605,975   $   461,435
Costs of goods sold...................................      546,721       456,772       336,261
                                                        -----------   -----------   -----------
Gross profit..........................................      187,556       149,203       125,174
Research and development expenses.....................       44,597        26,355        22,179
Selling, general and administrative expenses..........      109,727        89,502        76,019
Amortization of excess of purchase price over net
  assets acquired.....................................        7,939         3,852         3,134
                                                        -----------   -----------   -----------
Income from operations................................       25,293        29,494        23,842
Net investment income, net of interest expense of
  $3,982, $429 and $2,486, respectively...............        2,567         1,475        (1,123)
Equity in earnings (losses) of affiliates.............      (45,092)      (26,034)       (6,454)
Non-controlling interests in (earnings) losses of
  consolidated subsidiaries...........................       10,610         2,638         1,473
Gain on sales of subsidiary equity....................        4,793        21,810            --
Acquisition expenses..................................           --        (4,343)           --
                                                        -----------   -----------   -----------
Income (loss) before provision for income taxes.......       (1,829)       25,040        17,738
Provision for income taxes............................        4,543         2,035         1,831
                                                        -----------   -----------   -----------
Net income (loss).....................................  $    (6,372)  $    23,005   $    15,907
                                                        ===========   ===========   ===========
Net income (loss) per common share....................  $     (0.18)  $      0.71   $      0.55
                                                        ===========   ===========   ===========
Shares used in computing net income (loss) per common
  share...............................................   35,624,888    32,283,138    29,137,361
                                                        ===========   ===========   ===========
Net income (loss) per common share, assuming
  dilution............................................  $     (0.18)  $      0.69   $      0.55
                                                        ===========   ===========   ===========
Shares used in computing net income (loss) per common
  share, assuming dilution............................   40,336,587    33,980,747    31,616,119
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                     ASSETS
Current Assets:
     Cash and cash equivalents..............................  $ 17,764   $  6,391
     Restricted cash and short-term investments, at
      market................................................     7,922      8,735
     Receivables, net.......................................   205,409    180,204
     Inventories, net.......................................    64,710     59,239
     Deferred income taxes and other assets.................     8,252      5,889
                                                              --------   --------
          Total current assets..............................   304,057    260,458
                                                              --------   --------
Property, plant and equipment, at cost, less accumulated
  depreciation and amortization of $103,450 and $79,347,
  respectively..............................................   157,075    137,498
Investments in and advances to affiliates, net..............   237,589    159,230
Excess of purchase price over net assets acquired, less
  accumulated amortization of $27,542 and $19,794,
  respectively..............................................   228,624    208,295
Deferred income taxes and other assets......................    35,393     28,511
                                                              --------   --------
          TOTAL ASSETS......................................  $962,738   $793,992
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings and current portion of long-term
      obligations...........................................  $ 26,814   $ 29,317
     Accounts payable.......................................    39,093     36,217
     Accrued expenses.......................................   110,833     98,588
     Deferred revenue.......................................    73,987     46,138
                                                              --------   --------
          Total current liabilities.........................   250,727    210,260
                                                              --------   --------
Long-term obligations, net of current portion...............   181,281    198,394
Other liabilities...........................................     3,007      2,443
                                                              --------   --------
          Total liabilities.................................   435,015    411,097
                                                              --------   --------
Non-controlling interests in net assets of consolidated
  subsidiaries..............................................    17,150     27,794
Commitments and Contingencies
Stockholders' Equity:
     Preferred Stock, par value $.01; 10,000,000 shares
      authorized, none outstanding..........................        --         --
     Common Stock, par value $.01; 80,000,000 shares
      authorized, 37,018,256 and 32,481,719 shares
      outstanding, respectively, after deducting 20,877
      shares held in treasury...............................       370        325
     Additional paid-in capital.............................   490,540    326,187
     Accumulated other comprehensive income (loss)..........    (7,225)    (4,671)
     Retained earnings......................................    26,888     33,260
                                                              --------   --------
          Total stockholders' equity........................   510,573    355,101
                                                              --------   --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $962,738   $793,992
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     ACCUMULATED
                                                                        OTHER
                                    COMMON STOCK       ADDITIONAL   COMPREHENSIVE   RETAINED
                                 -------------------    PAID-IN        INCOME       EARNINGS
                                   SHARES     AMOUNT    CAPITAL        (LOSS)       (DEFICIT)    TOTAL
                                   ------     ------   ----------   -------------   ---------    -----
Balance, December 31, 1995.....  26,766,029    $268     $247,580       $(3,288)      $(5,652)   $238,908
  Conversion of convertible
     debentures................   3,895,653      39       53,598            --            --      53,637
  Shares issued in private
     offering..................   1,200,000      12       20,251            --            --      20,263
  Shares issued to employees
     and directors.............     298,916       3        2,163            --            --       2,166
  Comprehensive income (loss):
     Net income (loss).........          --      --           --            --        15,907      15,907
     Translation adjustment....          --      --           --          (325)           --        (325)
     Unrealized losses on
       short-term
       investments.............          --      --           --           (54)           --         (54)
                                 ----------    ----     --------       -------       -------    --------
  Total comprehensive income
     (loss)....................          --      --           --          (379)       15,907      15,528
                                 ----------    ----     --------       -------       -------    --------
Balance, December 31, 1996.....  32,160,598     322      323,592        (3,667)       10,255     330,502
  Shares issued to employees
     and directors.............     321,121       3        2,595            --            --       2,598
  Comprehensive income (loss):
     Net income (loss).........          --      --           --            --        23,005      23,005
     Translation adjustment....          --      --           --        (1,262)           --      (1,262)
     Unrealized gains on
       short-term
       investments.............          --      --           --           258            --         258
                                 ----------    ----     --------       -------       -------    --------
  Total comprehensive income
     (loss)....................          --      --           --        (1,004)       23,005      22,001
                                 ----------    ----     --------       -------       -------    --------
Balance, December 31, 1997.....  32,481,719     325      326,187        (4,671)       33,260     355,101
  Shares issued in public
     offering..................   3,450,000      34      150,118            --            --     150,152
  Shares issued to employees
     and directors.............   1,086,537      11       14,235            --            --      14,246
  Comprehensive income (loss):
     Net income (loss).........          --      --           --            --        (6,372)     (6,372)
     Translation adjustment....          --      --           --        (2,282)           --      (2,282)
     Unrealized losses on
       short-term
       investments.............          --      --           --          (272)           --        (272)
                                 ----------    ----     --------       -------       -------    --------
  Total comprehensive income
     (loss)....................          --      --           --        (2,554)       (6,372)     (8,926)
                                 ----------    ----     --------       -------       -------    --------
Balance, December 31, 1998.....  37,018,256    $370     $490,540       $(7,225)      $26,888    $510,573
                                 ==========    ====     ========       =======       =======    ========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   --------
Cash Flows from Operating Activities:
Net income (loss)...........................................  $  (6,372)  $  23,005   $ 15,907
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization expenses.................     36,563      23,854     25,096
     Equity in losses of affiliates.........................     45,092      26,034      6,454
     Non-controlling interests in losses of consolidated
       subsidiaries.........................................    (10,610)     (2,638)    (1,473)
     (Gain) loss on sales of subsidiary equity, fixed assets
       and investments, net.................................     (5,097)    (21,810)       226
     Foreign currency translation adjustment................     (2,282)     (1,262)      (325)
  Changes in assets and liabilities:
     (Increase) decrease in receivables.....................    (22,469)     10,915    (29,916)
     (Increase) decrease in inventories.....................     (3,207)    (26,602)    10,261
     (Increase) decrease in other assets....................     (7,534)       (537)     1,317
     Increase (decrease) in accounts payable and accrued
       expenses.............................................     11,993     (11,181)   (11,051)
     Increase in deferred revenue...........................     13,433       3,742        919
     Increase (decrease) in other liabilities...............     (1,305)      6,363     (2,954)
                                                              ---------   ---------   --------
       Net cash provided by operating activities............     48,205      29,883     14,461
                                                              ---------   ---------   --------
Cash Flows from Investing Activities:
     Capital expenditures...................................    (48,263)    (45,012)   (43,544)
     Proceeds from sales of assets, net.....................        620      34,682      9,518
     Purchases of available-for-sale investment
       securities...........................................     (2,500)    (25,328)    (5,623)
     Sales of available-for-sale investment securities......         --      22,209     11,041
     Maturities of available-for-sale investment
       securities...........................................      2,408       6,631      8,220
     Investments in and advances to affiliates..............   (116,128)   (107,110)   (21,991)
     Payments for business acquisitions, net of cash
       acquired.............................................    (22,751)    (66,558)        --
                                                              ---------   ---------   --------
       Net cash used in investing activities................   (186,614)   (180,486)   (42,379)
                                                              ---------   ---------   --------
Cash Flows from Financing Activities:
     Net short-term borrowings (repayments).................      1,940      (3,700)    26,200
     Principal payments on long-term obligations............    (79,556)    (20,237)    (7,502)
     Net proceeds from issuance of long-term obligations....     63,000     163,078         --
     Fees associated with conversion of debentures..........         --          --     (2,571)
     Net proceeds from issuances of common stock............    164,398       2,598     22,429
                                                              ---------   ---------   --------
       Net cash provided by financing activities............    149,782     141,739     38,556
                                                              ---------   ---------   --------
Net Increase (Decrease) in Cash and Cash Equivalents........     11,373      (8,864)    10,638
Cash and Cash Equivalents, beginning of year................      6,391      15,255      4,617
                                                              ---------   ---------   --------
Cash and Cash Equivalents, end of year......................  $  17,764   $   6,391   $ 15,255
                                                              =========   =========   ========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, is a leading space and information systems company that designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into three sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites and related space systems, electronics and sensor systems, and satellite ground systems and software. Satellite access products include satellite-based navigation, positioning and communications products and transportation management systems. Satellite services include satellite-based two-way mobile data communications, satellite-based remote imaging and satellite-based voice communications services. Disaggregated financial information is presented in note 2.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Orbital, all wholly and partially owned subsidiaries controlled by Orbital, and partnerships in which Orbital directly or indirectly controls the general partner interests. All material transactions and accounts among consolidated entities have been eliminated in consolidation.

PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically assesses and evaluates the sufficiency and/or deficiency of estimated liabilities recorded for various programmatic risks and uncertainties. Actual results could differ from these estimates.

     Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

REVENUE RECOGNITION

     Orbital recognizes revenues on long-term contracts using the percentage-of-completion method of accounting. Accordingly, (i) revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned, and (ii) revenues on fixed-price contracts are recognized based on costs incurred in relation to total estimated costs, or based on specific delivery terms and conditions. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known. Revenues from sales of satellite access products and satellite services are generally recognized when the product is shipped or the service is performed.

FOREIGN CURRENCY

     Orbital's operating entities conduct business in a number of countries and deal in a number of foreign currencies. The financial results of foreign operations are translated into U.S. dollars using year-end exchange rates for assets and liabilities and using weighted average exchange rates for revenues, expenses, gains and losses.

     Translation gains and losses relating to foreign operations that are self-contained and integrated within a particular country or economic environment, and therefore are not dependent on the U.S. dollar, are recognized as a separate component of stockholders' equity until there is a realized reduction in Orbital's net

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) investment in the foreign operation. Translation losses in 1998, 1997 and 1996 were approximately $2,282,000, $1,262,000 and $325,000, respectively. Transaction gains and losses relating to foreign operations that are a direct and integral component or extension of Orbital's domestic operations, and therefore are dependent on the U.S. dollar, are reported currently as a component of net income.

     Orbital enters into forward exchange contracts to hedge against foreign currency fluctuations on certain receivables and payables. Gains and losses on contracts to hedge specific foreign currency commitments are deferred and accounted for as part of the underlying transaction.

RESEARCH AND DEVELOPMENT

     Research and development expenses include self-funded product development activities and exclude direct customer-funded development and are expensed as incurred. Research and development expenses are allocated, when appropriate, to U.S. government contracts under government-mandated cost accounting standards.

DEPRECIATION, AMORTIZATION AND RECOVERABILITY OF LONG-LIVED ASSETS

     Depreciation and amortization are provided using the straight-line method as follows:

Buildings................................  18 to 20 years
Machinery, equipment, software and
  intellectual property..................  3 to 10 years
Satellite systems........................  5 to 7 years
                                           Shorter of estimated useful life or lease
Leasehold improvements...................  term

     Orbital's policy is to review its long-lived assets, including excess of purchase price over net assets acquired, investments in and advances to affiliates, and specialized equipment used to support specific space-related products, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company recognizes an impairment loss when the sum of expected future cash flows is less than the carrying amount of the asset. Given the inherent technical and commercial risks within the space industry, it is possible that the company's current expectation that it will recover the carrying amount of its long-lived assets from future operations may change.

INCOME TAXES

     The company recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

STOCK-BASED COMPENSATION

     On January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" ("APB 25") and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) if the fair-value-based method defined in SFAS 123 had been applied. The company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure in accordance with the provisions of SFAS 123.

EARNINGS PER SHARE

     The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), in the fourth quarter of 1997. SFAS 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the primary and fully diluted earnings per share that had previously been required. Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income (loss) per common share assuming dilution is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's convertible notes, after giving effect to all net income adjustments that would result from the assumed conversion.

CASH AND INVESTMENTS

     Orbital considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments in securities that do not meet the definition of cash equivalents are classified as short-term investments. Since Orbital does not intend to hold its investments in debt and equity securities until maturity and does not actively trade the securities to maximize trading gains, Orbital classifies these securities as "available-for-sale" and, accordingly, reports such securities at fair value plus accrued interest. Any temporary excess (deficiency) of market value over (under) the underlying cost of the short-term investment is excluded from current period earnings and is reported as unrealized gains (losses) as a separate component of stockholders' equity. In addition, at December 31, 1998 and 1997, the company had approximately $7,757,000 and $6,162,000, respectively, of cash and short-term investments restricted to support outstanding letters of credit.

INVENTORIES

     Inventories consist of components and raw materials inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out ("FIFO") or specific identification basis. Components and raw materials are purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the percentage-of-completion method of accounting applied on a units of delivery basis, and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs). Finished goods inventory consists of fully assembled commercial products awaiting shipment.

SELF-CONSTRUCTED ASSETS AND INTERNALLY DEVELOPED SOFTWARE

     The company self-constructs much of its ground and airborne support and special test equipment used in the manufacture, production and delivery of many of its space infrastructure products. Orbital also develops and manufactures product improvements and enhancements to existing products for sale. Orbital capitalizes certain costs incurred in constructing ground and airborne support and special test equipment, product improvements and enhancements, and satellite systems. Capitalized costs generally include direct construction costs and certain allocated indirect costs, and exclude general and administrative and research and development costs.

     The company also capitalizes certain internal costs incurred in developing software to be used to support various products. Capitalized costs generally include direct software coding costs and certain allocated indirect

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) costs, and exclude general and administrative and research and development costs. Amortization of capitalized software costs begins when the software is placed in service and totalled $1,050,000 in 1998 (none in prior years).

INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The company uses the equity method of accounting for its investments in and advances to, and equity in earnings (losses) of, affiliates, in which the company has the ability to significantly influence, but not control, the affiliates' operations. In accordance with the equity method of accounting, the company's carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its proportionate share of the affiliate's income and is reduced to reflect its proportionate share of the affiliate's losses. For those investments for which Orbital has provided substantially all of the investee's funding, the company uses the modified equity method of accounting whereby 100% of the investee's current period earnings or losses are recognized. Orbital's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, the affiliate. Any excess of the amount of Orbital's investment over the amount of the underlying equity in each affiliate's net assets is amortized over a period of 20 years. The company capitalizes interest costs on equity method investments when an affiliate has significant assets under construction. At December 31, 1998 and 1997, approximately $41,334,000 and $25,576,000, respectively, of interest costs had been capitalized cumulatively as part of the historical cost of investments in and advances to affiliates. The company uses the cost method of accounting for investments in affiliates in which it cannot control or significantly influence operations.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

     The company amortizes the excess of purchase price over net assets acquired related to prior business combinations on a straight-line basis over its estimated useful life, generally 10-40 years. Orbital periodically assesses and evaluates the recoverability of such assets based on current facts and circumstances and the operational performance of the acquired businesses.

SALES OF SUBSIDIARY EQUITY

     At times, the company may divest a portion or all its ownership in its subsidiaries through the sale of subsidiary equity or through the issuance of additional subsidiary equity. The company recognizes the difference between the carrying amount of its interest in the subsidiary equity sold and the fair market value of the equity as a gain or loss upon divestiture or issuance when the company believes the realization of the gain or loss is assured. The company recognized a gain on sale of subsidiary equity of $4,793,000 and $21,810,000 in 1998 and 1997, respectively. The 1998 gain related to the issuance of additional equity by the company's affiliate, Orbital Imaging Corporation ("ORBIMAGE"), while the 1997 gain related to the issuance of additional equity by the company's majority owned subsidiary, Magellan Corporation ("Magellan").

WARRANTIES

     The company occasionally accepts warranty clauses in its commercial and government contracts. In the event the company does not purchase insurance coverage to protect itself in connection with such warranty clauses, the company records a liability for warranty claims when it determines that a specific material liability exists. The company at times provides limited warranties on certain commercial products and accrues an estimate of expected warranty costs based on historical experience.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 becomes effective June 15, 1999 and will require the company to disclose additional information on its hedging activities.

     Also in 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). Initial application by the company of SOP 98-5 was as of January 1, 1998. This SOP requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 also amended certain sections of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"), which addresses revenue recognition on long-term contracts using the percentage-of-completion method of accounting. The impact of adopting SOP 98-5 in 1998 was not significant.

2. DISAGGREGATED FINANCIAL INFORMATION

INDUSTRY SECTOR INFORMATION

     During 1998, the company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The adoption of SFAS 131 had no significant impact on the manner of presentation of Orbital's disaggregated financial information in prior years. Orbital's operations are organized into three business sectors, which correspond to the different markets served by the company's products and services, as well as the manner in which these products and services are managed. Orbital's three business sectors are: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites and related space systems, electronics and sensor systems, and satellite ground systems and software. Satellite access products include satellite-based navigation products, satellite positioning and communications products and transportation management systems. Satellite services include satellite-based two-way mobile data communications, satellite-based remote imaging and satellite-based voice communications services.

     The following table presents operating information and identifiable assets by business sector. Operating income (loss) is total revenues less costs of goods sold, research and development expenses, selling, general and administrative expenses, and amortization of goodwill. Identifiable assets are those assets used in the operations of each business sector. There were no significant sales or transfers between consolidated sectors.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (In thousands)
SPACE AND GROUND
INFRASTRUCTURE SYSTEMS:
     Revenues...............................................  $617,126   $534,419   $388,814
     Operating income.......................................    54,223     47,953     26,376
     Identifiable assets....................................   593,818    519,264    362,700
     Capital expenditures...................................    42,813     42,823     27,529
     Depreciation and amortization..........................    29,051     21,491     21,954

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. DISAGGREGATED FINANCIAL INFORMATION -- (CONTINUED)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (In thousands)
SATELLITE ACCESS PRODUCTS:
     Revenues...............................................  $116,392   $ 71,384   $ 71,188
     Operating income (loss)................................   (24,891)   (11,754)     4,902
     Non-controlling interests in losses of consolidated
       subsidiaries.........................................     8,847      8,151         --
     Gain on sale of subsidiary equity......................        --     21,810         --
     Identifiable assets....................................   127,392    141,550     32,376
     Capital expenditures...................................     5,450      1,692      3,402
     Depreciation and amortization..........................     7,512      1,962        944
SATELLITE SERVICES:
     Revenues...............................................  $    759   $    172   $  1,433
     Operating loss.........................................    (4,039)    (6,705)    (7,436)
     Equity in earnings (losses) of affiliates..............   (45,092)   (26,034)    (6,454)
     Non-controlling interests in (earnings) losses of
       consolidated subsidiaries............................     1,763     (5,513)     1,473
     Gain on sale of subsidiary equity......................     4,793         --         --
     Identifiable assets....................................   241,528    133,178    105,694
     Capital expenditures...................................        --        497     12,613
     Depreciation and amortization..........................        --        401      2,198
CONSOLIDATED:
     Revenues...............................................  $734,277   $605,975   $461,435
     Operating income.......................................    25,293     29,494     23,842
     Equity in earnings (losses) of affiliates..............   (45,092)   (26,034)    (6,454)
     Non-controlling interests in losses of consolidated
       subsidiaries.........................................    10,610      2,638      1,473
     Gain on sales of subsidiary equity.....................     4,793     21,810         --
     Identifiable assets....................................   962,738    793,992    500,770
     Capital expenditures...................................    48,263     45,012     43,544
     Depreciation and amortization..........................    36,563     23,854     25,096

DOMESTIC AND NON-U.S. OPERATIONS

     The following table presents Orbital's revenues, operating income (loss) and identifiable assets by major originating location:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (In thousands)
REVENUES:
     United States..........................................  $648,885   $525,144   $392,130
     Canada and Mexico......................................    71,820     75,584     65,350
     Other..................................................    13,572      5,247      3,955
                                                              --------   --------   --------
          Total.............................................  $734,277   $605,975   $461,435
                                                              ========   ========   ========

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. DISAGGREGATED FINANCIAL INFORMATION -- (CONTINUED)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (In thousands)
OPERATING INCOME (LOSS):
     United States..........................................  $ 20,403   $ 27,959   $ 21,183
     Canada and Mexico......................................     6,460      1,465      2,416
     Other..................................................    (1,570)        70        243
                                                              --------   --------   --------
          Total.............................................  $ 25,293   $ 29,494   $ 23,842
                                                              ========   ========   ========
IDENTIFIABLE ASSETS:
     United States..........................................  $901,130   $740,790   $450,394
     Canada and Mexico......................................    56,591     50,690     46,984
     Other..................................................     5,017      2,512      3,392
                                                              --------   --------   --------
          Total.............................................  $962,738   $793,992   $500,770
                                                              ========   ========   ========

EXPORT SALES AND MAJOR CUSTOMERS

     Orbital's sales to geographic areas were as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------  --------  --------
                                                                     (In thousands)
United States...............................................  $551,591  $447,041  $349,555
Canada......................................................    48,330    39,274    46,742
Far East....................................................    39,196    32,875    17,517
Middle East and other.......................................    38,486    24,326    13,859
Southeast Asia..............................................    28,976    35,688        --
Europe......................................................    27,698    26,771    33,762
                                                              --------  --------  --------
          Total.............................................  $734,277  $605,975  $461,435
                                                              ========  ========  ========

     Approximately 46%, 38% and 45% of the company's revenues in 1998, 1997 and 1996, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government's prime contractors.

3. INVESTMENTS IN AND ADVANCES TO AFFILIATES

ORBCOMM

     In 1993, the company's subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), an affiliate of Teleglobe Inc. ("Teleglobe"), formed a partnership, ORBCOMM Global, L.P. ("ORBCOMM"), for the design, development, construction, integration, testing and operation of a low-Earth orbit satellite communications system (the "ORBCOMM System"). OCC and Teleglobe Mobile are each 50% general partners in ORBCOMM. Additionally, OCC is a 2% general partner in ORBCOMM USA, L.P. ("ORBCOMM USA") and Teleglobe Mobile is a 2% general partner in ORBCOMM International Partners, L.P. ("ORBCOMM International"), two partnerships formed to market the ORBCOMM System. ORBCOMM is a 98% general partner in each of the two marketing partnerships.

     Pursuant to the terms of the partnership agreements, (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM, (ii) OCC controls and consolidates the operational and financial affairs of ORBCOMM USA, and (iii) Teleglobe Mobile controls the operational

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED) and financial affairs of ORBCOMM International. Since OCC is unable to control, but is able to exercise significant influence over ORBCOMM's and ORBCOMM International's operational and financial affairs, the company accounts for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting.

     Orbital is the primary supplier to ORBCOMM of its communications satellites, launch vehicles and certain of its satellite ground systems and software. During 1998, 1997 and 1996, Orbital recorded sales to ORBCOMM of approximately $35,479,000, $57,988,000 and $47,215,000, respectively. During
1998, Orbital deferred invoicing ORBCOMM for approximately $35,144,000 for work done under a satellite and launch procurement agreement. Approximately one-half of the deferred invoice amount has been advanced to Orbital by an affiliate of Teleglobe. This deferral is classified as an advance to ORBCOMM and is repayable by December 31, 1999, or at the time of ORBCOMM's initial public offering, whichever occurs first. In addition, since 1995 Orbital has provided certain administrative services to ORBCOMM on a cost-reimbursable basis. During 1998, 1997 and 1996, Orbital was reimbursed approximately $3,183,000, $2,298,000 and $1,295,000, respectively, for such services. At December 31, 1998 and 1997, Orbital had approximately $118,627,000 and $84,291,000, respectively, in investments in and advances to ORBCOMM, of which $49,570,000 and $32,704,000, respectively, represented receivables and deferred invoicing (net of the amount advanced by Teleglobe).

     At December 31, 1998 and 1997, ORBCOMM had approximately $346,634,000 and $316,969,000 in total assets, $241,844,000 and $210,551,000 in total liabilities and $104,790,000 and $106,418,000 of total partners' capital, respectively. ORBCOMM recorded approximately $1,262,000 and $527,000 in revenues and $69,628,000 and $31,436,000 in net losses for the years ended December 31, 1998 and 1997, respectively.

ORBIMAGE

     In 1997, the company's then-subsidiary, ORBIMAGE, completed a private placement of equity. Since Orbital is unable to control, but is able to exercise significant influence over ORBIMAGE's operational and financial affairs, the company uses the equity method of accounting for its 60% ownership interest in ORBIMAGE. As of December 31, 1998 and 1997, the company's investments in and advances to ORBIMAGE were $94,973,000 and $86,987,000, respectively.

     Orbital is the primary supplier to ORBIMAGE of imaging satellites, launch services and satellite ground systems and software. During the years ended December 31, 1998 and 1997, Orbital recorded sales to ORBIMAGE of approximately $89,006,000 and $88,618,000, respectively. Additionally, Orbital provides certain administrative services to ORBIMAGE on a cost-reimbursable basis. During 1998 and 1997, Orbital was reimbursed approximately $1,985,000 and $1,444,000, respectively, for such administrative services. At December 31, 1998 and 1997, the company had total receivables due from ORBIMAGE of approximately $18,725,113 and $3,548,000, respectively.

     At December 31, 1998 and 1997, ORBIMAGE had approximately $307,969,000 and $137,750,000 in total assets, $194,597,000 and $52,389,000 in total liabilities and $113,372,000 and $85,361,000 of total stockholders' equity, respectively. ORBIMAGE recorded approximately $11,663,000 and $2,062,000 in revenues and $5,519,000 and $4,082,000 in net losses for the years ended December 31, 1998 and 1997, respectively.

CCI INTERNATIONAL, N.V.

     In 1998, the company entered into a stock purchase agreement with CCI International, N.V. ("CCI"), a corporation that plans to provide satellite-based voice-communication services. In connection with the execution of the agreement, the company and CCI entered into a satellite and launch vehicle procurement

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED) contract valued at approximately $480,000,000 for the satellites (and a price to be determined for the launch vehicles in the event Orbital procures them). Pursuant to this contract, the company recorded $6,556,000 in sales to CCI during 1998. As of December 31, 1998, the company's investment in and advances to CCI was $21,382,000. The company currently owns 40% of CCI and may make additional investments in CCI during 1999, and uses the modified equity method of accounting to account for its investment in CCI.

OTHER INVESTMENTS

     The company owns equity interests in several emerging space-related companies. The cost basis of these investments was approximately $6,947,000 and $7,275,000, respectively, at December 31, 1998 and 1997.

     The company provides a valuation allowance against investments in affiliates when it is determined that recovery of all or part of the investment is not probable. At December 31, 1998 and 1997, approximately $4,338,000 and $4,886,000 of allowance had been recorded against certain of these investments.

4. BUSINESS COMBINATIONS

     RAYTHEON COMPANY

     On December 31, 1998, the company acquired the transportation management systems business of Raytheon Company for approximately $21,000,000 in cash. The acquired business produces satellite-based automatic vehicle location systems for public transit fleets. The company accounted for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $19,931,000, which is being amortized on a straight-line basis over 15 years.

     ASHTECH INC.

     On December 31, 1997, Orbital merged Magellan with Ashtech Inc. ("Ashtech"). To effect the merger Orbital paid approximately $52,800,000 to former Ashtech stockholders consisting of $25,000,000 in cash and approximately 23,954,000 shares of Magellan common stock, and now owns a controlling interest of approximately 66% of Magellan. Orbital recognized a gain of $21,810,000 on the issuance of the shares of Magellan common stock. The merger was accounted for using the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $73,002,000, which is being amortized on a straight-line basis over 20 years.

     CTA INCORPORATED

     On August 15, 1997, Orbital acquired substantially all the assets, including all the stock of certain subsidiaries, and certain liabilities relating to the satellite manufacturing and communications services businesses of CTA Incorporated ("CTA"). The financial results of the acquired businesses have been included in the company's consolidated results since August 15, 1997. As consideration, Orbital paid approximately $13,000,000 in cash, and repaid $27,000,000 of outstanding debt related to the acquired business. The company accounted for the acquisition using the purchase method of accounting. The purchase price exceeded the preliminary estimates of fair value of the net assets acquired by approximately $65,724,000, which is being amortized on a straight-line basis over 30 years. During 1998, the company revised the preliminary allocation of the purchase price to the fair value of the net assets acquired and received a $2,100,000 refund of the initial purchase price pursuant to the terms of the acquisition agreement, resulting in a net increase in goodwill of approximately $4,500,000. During the five years following the closing, CTA will also be entitled to receive (i) royalties from $500,000 to $3,000,000 for sales by the company of certain geostationary satellites in excess of certain threshold sales, and (ii) 3% of cumulative revenues in excess of $50,000,000 earned during such period from the acquired transportation management business of CTA.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. BUSINESS COMBINATIONS -- (CONTINUED)
     ROCKWELL INTERNATIONAL CORPORATION.

     In July 1997, Orbital acquired from Rockwell International Corporation ("Rockwell") the assets and certain liabilities associated with Rockwell's automotive navigation product line. Orbital paid approximately $3,550,000 in cash and issued Rockwell a $4,350,000 unsecured note. The company accounted for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $2,262,000, which is being amortized on a straight-line basis over 10 years.

     The following unaudited, supplemental financial information presents the consolidated results of operations, on a pro forma basis, as though the acquisitions were consummated on January 1, 1997:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                              (In thousands, except
                                                                 per share data)
Revenues....................................................  $753,349    $719,699
Net income (loss)...........................................  $ (9,454)   $ 21,434
Net income (loss) per common share..........................  $  (0.27)   $   0.66
Net income (loss) per common share, assuming dilution.......  $  (0.27)   $   0.64

     The allocation of purchase price to net assets acquired in 1998 may be adjusted in 1999 if additional information becomes known about certain business assumptions used to estimate the fair value of such net assets.

     In October 1996, Orbital's wholly owned subsidiary, MacDonald, Dettwiler and Associates Ltd. ("MDA"), sold substantially all the assets of The PSC Communications Group Inc. for approximately $13,000,000, resulting in a gain of approximately $3,600,000. The gain was included in revenues in the 1996 consolidated statement of earnings.

5. BALANCE SHEET ACCOUNTS

SHORT-TERM INVESTMENTS

     The following table sets forth the aggregate amortized cost, aggregate fair value and gross unrealized gains for Orbital's short-term investments in debt securities:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
                                                              (In thousands)
Amortized cost..............................................  $2,665   $2,301
Fair value..................................................   2,665    2,573
                                                              ------   ------
Unrealized gains............................................  $   --   $  272
                                                              ======   ======

     During 1998, the company did not realize any significant gains on sales of investments corresponding to unrealized gains included in other comprehensive income as of December 31, 1997. All debt securities held at December 31, 1998 are scheduled to mature in 1999.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. BALANCE SHEET ACCOUNTS -- (CONTINUED)
INVENTORY

     Inventories, net of allowances for obsolescence, consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (In thousands)
Components and raw materials................................  $ 14,488   $ 24,913
Work-in-process.............................................    51,747     35,246
Finished goods..............................................     6,690      9,980
Allowance for inventory obsolescence........................    (8,215)   (10,900)
                                                              --------   --------
          Total.............................................  $ 64,710   $ 59,239
                                                              ========   ========

     Work-in-process inventory was reduced by contractual progress payments received of $5,624,000 and $5,899,000 at December 31, 1998 and 1997,
respectively.

ACCOUNTS RECEIVABLE

     The components of receivables were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (In thousands)
Billed and billable.........................................  $102,443   $118,613
Recoverable costs and accrued profit not billed.............   119,549     73,536
Retainages due upon contract completion.....................     4,987      6,132
Allowance for doubtful accounts.............................   (21,570)   (18,077)
                                                              --------   --------
          Total.............................................  $205,409   $180,204
                                                              ========   ========

     Approximately 84% of recoverable costs and accrued profit not billed and retainages due upon contract completion at December 31, 1998 is due within one year and will be billed on the basis of contract terms and delivery schedules.

     The accuracy and appropriateness of Orbital's direct and indirect costs and expenses under its government contracts, and therefore its receivables recorded pursuant to such contracts, are subject to extensive regulation and audit by the U.S. Defense Contract Audit Agency or by other appropriate agencies of the U.S. government, which have the right to challenge Orbital's cost estimates or allocations with respect to any such contracts. Additionally, a substantial portion of the payments to the company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on the company's financial condition or results of operations.

     At December 31, 1998 and 1997, $50,165,000 and $43,294,000, respectively, were receivable from non-U.S. customers. The company enters into forward exchange contracts in an effort to hedge against foreign currency fluctuations on certain receivables and payables denominated in foreign currencies. Accordingly, Orbital is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. The following table summarizes at December 31, 1998,

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. BALANCE SHEET ACCOUNTS -- (CONTINUED) outstanding foreign exchange contracts to sell (purchase) foreign currencies, along with current market values:

                                                CURRENCIES              CURRENT   UNREALIZED
                                                  HEDGED     CONTRACT   MARKET       GAIN
           FOREIGN CURRENCY HEDGED               AGAINST      AMOUNT     VALUE      (LOSS)
           -----------------------              ----------   --------   -------   ----------
                                                        (U.S. dollars, in thousands)
Australian Dollars............................      CD       $   144    $   142    $    (2)
Belgian Francs................................      CD           243        232        (11)
European Currency Units.......................      CD         2,053      2,023        (30)
European Currency Units.......................      PS           759        732        (27)
Pounds Sterling...............................      CD          (373)      (384)       (11)
Norwegian Kroner..............................      CD         1,016        981        (35)
U.S. Dollars..................................      CD        16,430     14,917     (1,513)
U.S. Dollars..................................      PS            64         66          2

------------------------

     CD -- Canadian Dollars
     PS -- Pounds Sterling

     MDA is also subject to off-balance sheet risk for a letter-of-credit facility to cover foreign exchange commitments. At December 31, 1998, $10,000,000 of letters of credit were secured by this facility and $37,000,000 remained available.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              ---------   --------
                                                                 (In thousands)
Land........................................................  $   4,123   $    852
Buildings and leasehold improvements........................     21,557     22,112
Machinery and equipment.....................................    160,795    136,310
Equipment and satellite systems under construction..........     38,035     41,821
Software, intellectual property and technical drawings......     36,015     15,750
Accumulated depreciation and amortization...................   (103,450)   (79,347)
                                                              ---------   --------
          Total.............................................  $ 157,075   $137,498
                                                              =========   ========

     Interest expense of approximately $2,084,000, $90,000 and $1,430,000 was capitalized during 1998, 1997 and 1996, respectively, as part of the historical cost of land, buildings and equipment under construction.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. BALANCE SHEET ACCOUNTS -- (CONTINUED)
ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (In thousands)
Payroll, payroll taxes and fringe benefits..................  $ 39,289   $ 28,291
Payable to subcontractors...................................    18,703     15,534
Accrued contract costs......................................    32,118     38,866
Other accrued expenses......................................    20,723     15,897
                                                              --------   --------
          Total.............................................  $110,833   $ 98,588
                                                              ========   ========

     Approximately $6,520,000 and $16,332,000 of accrued contract costs at December 31, 1998 and 1997, respectively, related to certain contracts acquired in 1997.

6. DEBT OBLIGATIONS

     The following sets forth long-term obligations, excluding capital lease obligations (see note 7):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (In thousands)
7% note, principal and interest due monthly through 1998....  $     --   $    631
7.09 - 9.35% notes, principal and interest due monthly
  1998-1999.................................................     3,098      7,421
8.25% bank note, principal and interest due monthly through
  2001......................................................     1,142         --
7.19% - 8.64% notes, principal and interest due monthly
  through 2003..............................................    24,428     24,562
8.41% note, principal and interest due monthly through
  2005......................................................     8,439      9,407
6% note, principal and interest due semi-annually through
  2000......................................................     2,900      4,350
6% bank notes, principal and interest due monthly through
  2002......................................................     1,823      1,964
12% note, interest due semi-annually, principal due
  1999-2001.................................................    20,000     20,000
7.5% bank notes, interest and principal due quarterly
  through 2002..............................................    36,000     47,750
5% convertible subordinated notes, interest due
  semi-annually, principal due 2002.........................   100,000    100,000
                                                              --------   --------
                                                               197,830    216,085
LESS CURRENT PORTION........................................   (19,236)   (18,189)
                                                              --------   --------
LONG-TERM PORTION...........................................  $178,594   $197,896
                                                              ========   ========

     The 7.09% - 9.35% notes are secured by certain equipment located at the company's Germantown, Maryland facility. The 8.25% bank note is secured by certain Magellan assets. The 7.19% - 8.64% notes are secured by certain office, computer and test equipment located at the company's Germantown, Maryland, Chandler, Arizona and Dulles, Virginia facilities. The 8.41% note is secured by the company's L-1011 aircraft. The 6% note is unsecured.

     The 6% bank notes due 2002 are secured by MDA's accounts receivable, inventory and certain other assets. The related credit agreements contain certain covenants with respect to MDA's leverage ratio and tangible net worth.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. DEBT OBLIGATIONS -- (CONTINUED)
     The company's 12% unsecured note restricts the payment of cash dividends and contains certain covenants with respect to fixed charges ratio, leverage ratio and tangible net worth, and includes certain cross-default provisions.

     Orbital's primary credit facility from an international syndicate of six banks was amended and restated in 1998 to increase maximum borrowings to $200,000,000 from $100,000,000. The interest rate charged under the facility is a variable rate based on the prime rate or LIBOR. The weighted average interest rate on borrowings outstanding under this facility at December 31, 1998 was 7.5%. Outstanding borrowings are collateralized by the company's accounts receivable. The facility prohibits the payment of cash dividends and contains certain covenants with respect to the company's working capital levels, fixed charge ratio, leverage ratio and net worth, and expires in December 2002.

     On September 16, 1997, Orbital sold $100,000,000 of 5% convertible subordinated notes due October 2002. The notes, which are non-callable for three years, are convertible at the option of the holders into Orbital common stock at a conversion price of $28.00 per share, subject to adjustment in certain events.

     The fair value of Orbital's long-term obligations at December 31, 1998 and 1997 is estimated at approximately $127,830,000 and $178,455,000, respectively. Fair value estimates are based on quoted market prices or on current rates offered for debt of similar remaining maturities. Scheduled maturities of long-term debt for each of the years in the five-year period ending December 31, 2003 and thereafter are $19,236,000, $16,614,000, $15,491,000, $142,366,000,
$1,668,000 and $2,455,000, respectively.

     Magellan maintains its own short-term credit facility. At December 31, 1998 and 1997, approximately $6,008,000 and $6,567,000 was outstanding on this facility at an average borrowing rate of 9.25% and 8%, respectively. These borrowings are secured by Magellan's accounts receivable, inventory, equipment and general intangibles.

     In 1996, ORBCOMM issued $170,000,000 senior unsecured notes due 2004 (the "ORBCOMM Notes") to institutional investors. The ORBCOMM Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM service revenues. The ORBCOMM Notes are fully and unconditionally guaranteed on a joint and several basis by OCC and Teleglobe Mobile. The guarantee is non-recourse to Orbital.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. LEASE COMMITMENTS

     Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) at December 31, 1998 were as follows:

                                                              OPERATING   CAPITAL
                                                              ---------   -------
                                                                (In thousands)
1999........................................................   $14,425    $ 1,877
2000........................................................    13,462      1,308
2001........................................................    10,995      1,213
2002........................................................     9,135        202
2003........................................................     8,878        169
2004 and thereafter.........................................    29,948         --
                                                               -------    -------
                                                               $86,843      4,769
                                                               =======
Less interest at 10%........................................                 (512)
Less current portion........................................               (1,570)
                                                                          -------
Long-term portion...........................................              $ 2,687
                                                                          =======

     Rent expense for 1998, 1997 and 1996 was approximately $14,124,000, $10,870,000 and $12,300,000, respectively.

8. INCOME TAXES

     The provisions for income taxes consisted of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (In thousands)
CURRENT PROVISION:
  U.S. Federal..............................................   $   --     $   --     $   --
  Foreign...................................................    1,394      1,283      1,831
  State.....................................................       --         --         --
DEFERRED PROVISION:
  U.S. Federal..............................................       --         --         --
  Foreign...................................................    3,149        752         --
  State.....................................................       --         --         --
                                                               ------     ------     ------
          Total.............................................   $4,543     $2,035     $1,831
                                                               ======     ======     ======

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. INCOME TAXES -- (CONTINUED)
     The income tax provisions were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1998       1997       1996
                                                              ------      -----      -----
U.S. Federal statutory rate.................................   (35.0)%     35.0%      35.0%
Changes in valuation allowance..............................   652.4      (36.1)     (15.0)
Investments in affiliates and non-controlling interests in
  net assets of consolidated subsidiaries...................  (568.9)        --         --
Intangible amortization.....................................   126.6        5.0       13.2
Foreign income taxes, net...................................    60.0        3.3      (12.9)
Other, net..................................................    13.3        0.9      (10.0)
                                                              ------      -----      -----
          Effective rate....................................   248.4%       8.1%      10.3%
                                                              ======      =====      =====

     The tax effects of significant temporary differences were as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
                                                                (In thousands)
TAX ASSETS:
  U.S. Federal net operating loss carryforward..............  $106,390   $64,261
  Non-deductible financial statement accruals...............    49,384    55,792
  U.S. Federal and foreign tax credit carryforward..........     9,993    11,219
  Intangible assets.........................................     5,012     5,988
                                                              --------   -------
                                                               170,779   137,260
  Valuation allowance.......................................   (71,139)  (49,588)
                                                              --------   -------
     Tax assets, net........................................  $ 99,640   $87,672
                                                              ========   =======
TAX LIABILITIES:
  Excess deductions for tax reporting purposes..............  $ 48,827   $34,850
  Excess tax depreciation...................................    27,216    15,916
  Investments in subsidiaries/affiliates....................     7,627    16,790
  Percentage-of-completion accounting.......................     5,049     5,211
                                                              --------   -------
     Tax liabilities........................................  $ 88,719   $72,767
                                                              ========   =======

     In 1998, 1997 and 1996 approximately $8,300,000, $5,200,000 and $4,900,000, respectively, of income (loss) before provision for income taxes was generated from foreign sources. At December 31, 1998, the company had U.S. federal net operating loss carryforwards (portions of which expire beginning in 2004) of approximately $278,000,000, U.S. research and experimental income tax credit carryforwards of approximately $3,148,000, and foreign investment income tax credit carryforwards (subject to expiration in 2008) of approximately $5,000,000. Such net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions. Additionally, at December 31, 1998, approximately $43,000,000 of net deferred tax assets will reduce goodwill and approximately $9,700,000 of net deferred tax assets will reduce equity to the extent such assets reduce future taxable income. Management believes that it is more likely than not that the net deferred tax assets recorded will be realized in the future.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. COMMON STOCK AND STOCK OPTION PLANS

     In October 1998, the company adopted a stockholder rights plan in which preferred stock purchase rights were granted as a dividend at the rate of one right for each share of common stock to stockholders of record on November 13, 1998. The plan is designed to deter coercive or unfair takeover tactics. The rights become exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of Orbital's common stock, or announces a tender or exchange offer that would result in its ownership of 15% of more of the company's common stock. The rights are generally redeemable by Orbital's Board of Directors at a redemption price of $0.005 per right and expire on October 31, 2008.

     Effective January 1, 1999, the company adopted, subject to stockholder approval, an Employee Stock Purchase Plan ("ESPP") for employees of the company (including its consolidated U.S. subsidiaries). Under the ESPP, eligible employees may purchase up to 1,000,000 shares of Orbital's common stock, subject to certain limitations. The ESPP has semi-annual offering periods beginning on January 1 and July 1 and allows employees to purchase shares of stock at the lesser of 85% of the fair market value of shares at either the beginning or the end of the offering period. Also effective January 1, 1999, the company adopted a similar employee stock purchase plan for its Canadian employees to purchase up to 500,000 shares of Orbital common stock.

     As of December 31, 1998, the company's 1997 Stock Option and Incentive Plan (the "1997 Plan") provided for awards of up to 3,200,000 incentive or non-qualified stock options and shares of restricted stock to employees, directors, consultants and advisors of the company and its subsidiaries. In January 1999, the Board approved an amendment to the 1997 Plan to increase the number of shares available for option grants by 1,800,000 to 5,000,000. Under the terms of the 1997 Plan, options may not be issued at less than 100% of the fair market value of the company's common stock on the date of grant. Options under the 1997 Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant. Options expire no more than ten years following the grant date. The 1997 Plan provides for automatic grants of non-qualified stock options to nonemployee directors of the company. The company also has options outstanding that were issued pursuant to two predecessor plans to the 1997 Plan as well as replacement options issued in connection with certain acquisitions.

     The following two tables summarize information regarding options under the company's stock option plans for the last three years:

                                                                     WEIGHTED
                                                                     AVERAGE    OUTSTANDING
                                         NUMBER OF    OPTION PRICE   EXERCISE       AND
            ORBITAL OPTIONS                SHARES      PER SHARE      PRICE     EXERCISABLE
            ---------------              ----------   ------------   --------   -----------
Outstanding at December 31, 1995.......   2,240,525   $1.82-$22.00    $14.16     1,133,713
  Granted..............................   1,372,000    12.25-17.63     13.26
  Exercised............................    (298,916)    1.82-17.75      7.20
  Cancelled or expired.................    (588,399)    3.51-22.00     20.23
                                         ----------
Outstanding at December 31, 1996.......   2,725,210     1.82-22.00     13.10     1,324,316
  Granted..............................   1,908,650    13.50-24.00     17.29
  Exercised............................    (326,263)    1.82-18.81     10.43
  Cancelled or expired.................    (300,306)    1.82-22.00     15.12
                                         ----------
Outstanding at December 31, 1997.......   4,007,291     1.84-24.00     15.16     1,549,185
  Granted..............................   2,236,700    18.38-38.44     32.49
  Exercised............................  (1,086,537)    1.76-20.75     13.39
  Cancelled or expired.................    (713,898)    3.51-38.44     35.07
                                         ----------
Outstanding at December 31, 1998.......   4,443,556   $3.51-$38.44    $21.09     1,548,218
                                         ==========   ============    ======     =========

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)

                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                      ----------------------------------------------------   ---------------------------------
                                             WEIGHTED
                           NUMBER            AVERAGE           WEIGHTED           NUMBER           WEIGHTED
       RANGE OF         OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE         AVERAGE
    EXERCISE PRICES   AT DEC. 31, 1998   CONTRACTUAL LIFE   EXERCISE PRICE   AT DEC. 31, 1998   EXERCISE PRICE
    ---------------   ----------------   ----------------   --------------   ----------------   --------------
     $ 3.51-$16.50       1,987,735             6.66             $14.30          1,064,127           $13.43
     $16.63-$30.69       1,959,821             8.76             $24.26            450,757           $18.60
     $32.88-$38.44         496,000             9.35             $35.77             33,334           $32.88
     -------------       ---------             ----             ------          ---------           ------
     $ 3.51-$38.44       4,443,556             7.88             $21.09          1,548,218           $15.36
     =============       =========             ====             ======          =========           ======

     OCC adopted a stock option plan in 1992 (the "OCC Plan"). The OCC Plan provides for grants of incentive and non-qualified stock options to purchase OCC common stock to officers and employees of ORBCOMM and the company. Under the terms of the OCC Plan, incentive stock options may not be granted at less than 100% of the fair market value, and non-qualified options may not be granted at less than 85% of the fair market value of OCC common stock at the date of grant as determined by OCC's Board of Directors. Options under the OCC Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-fourth increments over a four-year period following the date of grant. Certain provisions of the OCC Plan require OCC to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options. The cash repurchase amount is restricted by the terms of the ORBCOMM Notes to an amount not to exceed $1,000,000 in any one year. During 1998 and 1997, OCC repurchased 1,000 and 43,800 shares, respectively, of OCC common stock under this provision.

     The following two tables summarize information regarding options under the OCC Plan for the last three years:

                                                                     WEIGHTED
                                                                     AVERAGE    OUTSTANDING
                                          NUMBER OF   OPTION PRICE   EXERCISE       AND
              OCC OPTIONS                  SHARES      PER SHARE      PRICE     EXERCISABLE
              -----------                 ---------   ------------   --------   -----------
Outstanding at December 31, 1995........    545,900   $1.50-$14.00    $ 5.56      411,086
  Granted...............................    154,500    17.00-25.00     20.50
  Exercised.............................    (67,270)    1.50-13.00      2.43
  Cancelled or expired..................    (34,300)    1.50-17.00     13.81
                                          ---------
Outstanding at December 31, 1996........    598,830     1.50-25.00      9.40      393,903
  Granted...............................    284,500          26.50     26.50
  Exercised.............................    (20,900)    1.50-25.00      6.68
  Cancelled or expired..................   (112,600)    1.50-25.00     14.86
                                          ---------
Outstanding at December 31, 1997........    749,830     1.50-26.50     15.22      415,804
  Granted...............................    305,300    26.50-39.75     32.37
  Exercised.............................    (32,600)    1.50-13.00      3.15
  Cancelled or expired..................    (17,700)    1.50-26.50     23.94
                                          ---------
Outstanding at December 31, 1998........  1,004,830   $1.50-$39.75    $20.40      520,864
                                          =========   ============    ======      =======

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)

                                             WEIGHTED
                           NUMBER            AVERAGE           WEIGHTED           NUMBER           WEIGHTED
       RANGE OF         OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE         AVERAGE
    EXERCISE PRICES   AT DEC. 31, 1998   CONTRACTUAL LIFE   EXERCISE PRICE   AT DEC. 31, 1998   EXERCISE PRICE
    ---------------   ----------------   ----------------   --------------   ----------------   --------------
   $ 1.50-$13.00           345,530             4.10             $ 4.96           345,530            $ 4.96
   $17.00-$25.00            77,500             7.19             $20.35            43,750            $19.97
   $26.50-$39.75           581,800             8.83             $29.58           131,584            $26.50
   -------------         ---------             ----             ------           -------            ------
   $ 1.50-$39.75         1,004,830             7.08             $20.40           520,864            $11.66
   =============         =========             ====             ======           =======            ======

     Magellan adopted a stock option plan in 1998 (the "1998 Magellan Plan"). The 1998 Magellan Plan authorizes the issuance of incentive or non-qualified options to purchase up to 19,900,000 shares of Magellan common stock to Magellan and Orbital employees, consultants or advisors. Stock options may not be granted with an exercise price less than 85% of the fair market value of the common stock at the date of grant as determined by Magellan's Board of Directors. Options under the 1998 Magellan Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of the grant. There are also Magellan options outstanding that were issued pursuant to an option plan adopted in 1996.

     The following two tables summarize information regarding options under Magellan's stock option plans for the last three years:

                                                                              WEIGHTED      OUTSTANDING
                                               NUMBER OF    OPTION PRICE      AVERAGE           AND
              MAGELLAN OPTIONS                   SHARES      PER SHARE     EXERCISE PRICE   EXERCISABLE
              ----------------                 ----------   ------------   --------------   -----------
Outstanding at December 31, 1995.............          --            --           --                --
  Granted....................................   6,915,900   $      1.10        $1.10
  Exercised..................................          --            --           --
  Cancelled or expired.......................    (322,300)         1.10         1.10
                                               ----------
Outstanding at December 31, 1996.............   6,593,600          1.10         1.10           667,539
  Granted....................................   1,717,500          1.10         1.10
  Exercised..................................    (103,909)         1.10         1.10
  Cancelled or expired.......................  (1,427,531)         1.10         1.10
                                               ----------
Outstanding at December 31, 1997.............   6,779,660          1.10         1.10         2,528,097
  Granted....................................  15,307,204          0.40         0.40
  Exercised..................................     (21,300)    0.40-1.10        $0.98
  Cancelled or expired.......................  (5,093,210)    0.40-1.10         1.03
                                               ----------
Outstanding at December 31, 1998.............  16,972,354   $0.40-$1.10        $0.47         5,389,208
                                               ==========   ===========        =====         =========

                                              WEIGHTED
                           NUMBER             AVERAGE           WEIGHTED           NUMBER            WEIGHTED
       RANGE OF          OUTSTANDING         REMAINING          AVERAGE          EXERCISABLE         AVERAGE
    EXERCISE PRICES   AT DEC., 31, 1998   CONTRACTUAL LIFE   EXERCISE PRICE   AT DEC., 31, 1998   EXERCISE PRICE
    ---------------   -----------------   ----------------   --------------   -----------------   --------------
   $0.40-$0.40          15,268,917             8.28             $0.40            3,900,075           $0.40
   $1.10-$1.10           1,703,437             7.59             $1.10            1,489,133           $1.10
   -----------          ----------             ----             -----            ---------           -----
   $0.40-$1.10          16,972,354             8.21             $0.47            5,389,208           $0.59
   ===========          ==========             ====             =====            =========           =====

     In connection with Magellan's merger with Ashtech on December 31, 1997, Magellan assumed Ashtech's option plan and issued replacement options that are exercisable into Magellan common stock. At December 31, 1998, 650,077 non-qualified replacement options were outstanding, 494,561 of which were

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED) exercisable at prices ranging from $0.81 to $1.72. The weighted average remaining contractual life on these outstanding options is seven years.

10. STOCK-BASED COMPENSATION

     The company uses the Black-Scholes option pricing model to determine the pro forma impact under SFAS 123 to the company's net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted average fair value per share of stock options granted. This information and the assumptions used for 1998, 1997 and 1996 for all option plans is summarized as follows:

                             ADDITIONAL SHARES                                                       WEIGHTED AVERAGE
                               AVAILABLE AT                                     RISK-FREE               FAIR VALUE
                               DECEMBER 31,                VOLATILITY         INTEREST RATE      PER SHARE AT GRANT DATE
                       -----------------------------   ------------------   ------------------   ------------------------
                         1998       1997      1996     1998   1997   1996   1998   1997   1996    1998     1997     1996
                       ---------   -------   -------   ----   ----   ----   ----   ----   ----   ------   ------   ------
Orbital Plans........    271,619   218,868   231,955   55%    54%    56%    5.8%   6.1%   5.3%   $32.49   $17.29   $13.26
OCC Plan.............     56,925    48,878    20,778   30%    30%    30%    5.4%   6.1%   5.6%   $32.37   $26.50   $20.50
Magellan Plans.......  9,892,346   116,431   406,400   30%    30%    30%    5.5%   5.9%   6.4%   $ 0.40   $ 1.10   $ 1.10

The assumed expected dividend yield was zero for all years for all option plans. The assumed average expected life for all options for all years was 4.5 years.

     Had the company determined compensation expense in accordance with the provisions of SFAS 123, based on the calculated fair value of stock options at the grant date, the company's net income (loss), net income (loss) per common share and net income (loss) per common share, assuming dilution, would have been $(26,267,000), $(0.74) and $(0.65), respectively, for the year ended December 31, 1998; $11,804,000, $0.37 and $0.35, respectively, for the year ended
December 31, 1997; and $7,202,000, $0.25 and $0.25, respectively, for the year ended December 31, 1996. Pro forma net income (loss) reflects only options granted in 1998, 1997 and 1996 and, therefore, may not be representative of the effects for future periods.

     In 1996, the company issued 150,000 stock appreciation rights that vested annually through 1998. Payment was dependent on appreciation of the company's common stock over the vesting period. The company recorded approximately $250,000 and $1,470,000, respectively, in compensation expense during 1998 and 1997 with respect to these rights (none in 1996).

11. SUPPLEMENTAL DISCLOSURES

DEFINED CONTRIBUTION PLANS

     At December 31, 1998, the company had several defined contribution plans (the "Plans") generally covering all full-time employees in the U.S. and Canada. Company contributions to the Plans are made based on certain plan provisions and at the discretion of the Board of Directors, and were approximately $10,370,000, $9,108,000 and $7,097,000 during 1998, 1997 and 1996, respectively.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. SUPPLEMENTAL DISCLOSURES -- (CONTINUED)
CASH FLOWS

     Cash payments for interest and income taxes were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1998      1997      1996
                                                           -------   -------   -------
                                                                 (In thousands)
Interest paid............................................  $16,032   $10,059   $10,860
Income taxes paid, net of refunds........................    1,624       544     1,327

NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) and outstanding shares of common stock used in calculating earnings (loss) per share differed from those amounts reported in the consolidated financial statements as follows:

                                                                                 NET INCOME (LOSS)
                                                             NET INCOME (LOSS)   PER COMMON SHARE,
                                                             PER COMMON SHARE    ASSUMING DILUTION
                                                             -----------------   -----------------
                                                                        (In thousands)
1998
Net income (loss)..........................................       $(6,372)                N/A
Assuming conversion of convertible notes...................            --                 N/A
                                                                  -------             -------
     Net income (loss), as adjusted........................       $(6,372)                N/A
                                                                  =======             =======
Outstanding common shares..................................        37,018                 N/A
Effect of weighting for outstanding shares.................        (1,393)                N/A
Dilutive impact of outstanding stock options...............            --                 N/A
Assuming conversion of convertible notes...................            --                 N/A
                                                                  -------             -------
     Adjusted shares.......................................        35,625                 N/A
                                                                  =======             =======
1997
Net income.................................................       $23,005             $23,005
Assuming conversion of convertible notes...................            --                 429
                                                                  -------             -------
     Net income, as adjusted...............................       $23,005             $23,434
                                                                  =======             =======
Outstanding common shares                                          32,482              32,482
Effect of weighting for outstanding shares                           (199)               (199)
Dilutive impact of outstanding stock options...............            --                 656
Assuming conversion of convertible notes...................            --               1,042
                                                                  -------             -------
     Adjusted shares.......................................        32,283              33,981
                                                                  =======             =======
1996
Net income.................................................       $15,907             $15,907
Assuming conversion of convertible notes...................            --               2,357
                                                                  -------             -------
     Net income, as adjusted...............................       $15,907             $18,264
                                                                  =======             =======
Outstanding common shares..................................        32,161              32,161
Effect of weighting for outstanding shares.................        (3,024)             (3,024)
Dilutive impact of outstanding stock options...............            --                  83
Assuming conversion of convertible notes...................            --               2,396
                                                                  -------             -------
     Adjusted shares.......................................        29,137              31,616
                                                                  =======             =======

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. SUPPLEMENTAL DISCLOSURES -- (CONTINUED)
     In periods of net loss, the assumed conversion of convertible notes and stock options are anti-dilutive. For the year ended December 31, 1998, assuming conversion of convertible notes and the dilutive impact of outstanding stock options, diluted shares would have been 40,336,587.

SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Based on accounting decisions made in connection with the preparation of the company's consolidated year-end financial statements, the company restated its interim financial statements for the first three quarters of 1998. The following is a summary of selected quarterly financial data for the previous three years:

                                                                    QUARTER ENDED
                                                      -----------------------------------------
                                                      MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                      --------   --------   --------   --------
                                                          (In thousands, except share data)
1998
Revenues............................................  $186,159   $184,516   $187,688   $175,914
Gross profit........................................    51,374     50,851     46,493     38,838
Income (loss) from operations.......................    13,365      8,251      9,292     (5,615)
Net income (loss)...................................     4,745      5,998      2,436    (19,551)
Net income (loss) per common share..................      0.14       0.17       0.07      (0.53)
Net income (loss) per common share, assuming
  dilution..........................................      0.13       0.17       0.06      (0.53)
1997
Revenues............................................   122,112    142,226    164,670    176,967
Gross profit........................................    33,678     39,673     46,015     29,837
Income from operations..............................     6,047     11,005     12,249        193
Net income..........................................     5,094      5,603      6,130      6,178
Net income per common share.........................      0.16       0.17       0.19       0.20
Net income per common share, assuming dilution......      0.16       0.17       0.18       0.18
1996
Revenues............................................   104,894    116,512    119,571    120,458
Gross profit........................................    32,312     32,888     31,875     28,099
Income from operations..............................     5,872      7,324      7,124      3,522
Net income..........................................     3,128      3,839      4,456      4,484
Net income per common share.........................      0.12       0.14       0.15       0.14
Net income per common share, assuming dilution......      0.12       0.14       0.15       0.14

12. SUBSEQUENT EVENTS AND OTHER MATTERS

     Litigation. In the first quarter of 1999, a number of class action lawsuits were filed in federal court in the Eastern District of Virginia against Orbital, an officer and an officer/director, alleging violations of the federal securities laws during the period from April 21, 1998 through February 16, 1999 and seeking monetary damages. In December 1998, Thomas van der Heyden filed a lawsuit in the Circuit Court for Montgomery County, Maryland alleging that Orbital is in actual or anticipatory breach of obligations allegedly imposed on Orbital in a judgment in a previous action brought by plaintiff against CTA. The plaintiff claims that he is entitled to a sum exceeding $30 million from Orbital, as successor-in-interest to CTA. The company believes that the allegations in the legal proceedings described above are without merit and intends to vigorously defend against the allegations. In addition, under the terms of the CTA acquisition, the company believes it is entitled to indemnification from CTA for all or a part of any damages arising from the van der Heyden litigation.

     Business Combinations. On March 12, 1999, Orbital and Magellan signed a merger agreement with Lowrance Electronics, Inc., a leading manufacturer of marine and recreational electronics using GPS-satellite navigation and sonar technology. Under the terms of the merger, Orbital will acquire all the outstanding

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. SUBSEQUENT EVENTS AND OTHER MATTERS -- (CONTINUED) common stock of Lowrance and Lowrance shareholders will receive between 745,000 and 1,250,000 shares of Orbital common stock, based on the fair market value of Orbital common stock prior to closing. Lowrance will be merged into Magellan at the closing and Orbital's ownership of Magellan following the merger will increase to approximately 85%. The transaction is expected to close in the second half of 1999. Closing is subject to regulatory approval and Lowrance shareholder approval.

     On March 18, 1999, MDA and Toronto-based Spar Aerospace Limited signed an asset purchase agreement pursuant to which MDA will acquire Spar's space robotics division for approximately $43,000,000 in cash, one half of which is payable upon closing, with the other half payable a year following closing. The acquisition will expand the company's product lines to include advanced robotics primarily for the manned space market. Orbital expects the transaction to close in the second quarter of 1999, subject to customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is included in Item 4A above and under the caption "Election of Directors -- Directors to be Elected at the 1999 Annual Meeting, -- Directors Whose Terms Expire in 2000 and -- Directors Whose Terms Expire in 2001" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement filed pursuant to Regulation 14A on or about March 29, 1999 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Indemnification Agreements," "Executive Employment Agreements" and "Information Concerning the Board and Its Committees" of the Proxy Statement filed pursuant to Regulation 14A on or about March 29, 1999 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the caption "Ownership of Common Stock" of the Proxy Statement filed pursuant to Regulation 14A on or about March 29, 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the caption "Related Transactions" of the Proxy Statement filed pursuant to Regulation 14A on or about March 29, 1999 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

     1. Financial Statements. The following financial statements, together with the report of KPMG LLP are filed as a part of this report:

             A. Independent Auditors' Report

             B. Consolidated Statements of Earnings

             C. Consolidated Balance Sheets

             D. Consolidated Statements of Stockholders' Equity

             E. Consolidated Statements of Cash Flows

             F. Notes to Consolidated Financial Statements

     2. Financial Statements of 50-Percent Owned Subsidiary and Financial Statement Schedules.

     The financial statements of ORBCOMM Global, L.P. are transmitted with this report.

     The following additional financial data are transmitted with this report and should be read in conjunction with the Consolidated Financial Statements contained herein. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

        Independent Auditors' Report on Consolidated Financial Statements

        Schedule II -- Valuation and Qualifying Accounts

     3.  Exhibits.  A complete listing of exhibits required is given in the
Exhibit Index that precedes the exhibits filed with this report.

     (b) Reports on Form 8-K

          (i) On October 23, 1998, we filed a Current Report on Form 8-K, dated October 20, 1998, disclosing, under Item 5 our financial results for the fiscal quarter ending September 30, 1998.

          (ii) On November 2, 1998, we filed a Current Report on Form 8-K, dated October 30, 1998, disclosing under Item 5, the adoption of a stockholder rights plan.

     (c) See Item 14(a)(3) of this report.

     (d) See Item 14(a)(2) of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1999                     ORBITAL SCIENCES CORPORATION

                                          By:     /s/ DAVID W. THOMPSON

                                            ------------------------------------
                                                     David W. Thompson,
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 29, 1999

                   SIGNATURE                                                TITLE
                   ---------                                                -----

             /s/ DAVID W. THOMPSON                        Chairman of the Board, Principal Executive
------------------------------------------------                     Officer and Director
               DAVID W. THOMPSON

             /s/ Jeffrey V. Pirone                            Executive Vice President and Chief
------------------------------------------------                      Financial Officer
               JEFFREY V. PIRONE

             /s/ Michael P. Keegan                              Vice President and Controller
------------------------------------------------
               MICHAEL P. KEEGAN

                                                                           Director
------------------------------------------------
                 FRED C. ALCORN

               /s/ Kelly H. Burke                                          Director
------------------------------------------------
                 KELLY H. BURKE

             /s/ Bruce W. Ferguson                                         Director
------------------------------------------------
               BRUCE W. FERGUSON

               /s/ Daniel J. Fink                                          Director
------------------------------------------------
                 DANIEL J. FINK

              /s/ Lennard A. Fisk                                          Director
------------------------------------------------
                LENNARD A. FISK

             /s/ Jack L. Kerrebrock                                        Director
------------------------------------------------
               JACK L. KERREBROCK

              /s/ Douglas S. Luke                                          Director
------------------------------------------------
                DOUGLAS S. LUKE

                   SIGNATURE                                                TITLE
                   ---------                                                -----

              /s/ John L. McLucas                                          Director
------------------------------------------------
                JOHN L. MCLUCAS

            /s/ Janice I. Obuchowski                                       Director
------------------------------------------------
              JANICE I. OBUCHOWSKI

                                                                           Director
------------------------------------------------
               FRANK L. SALIZZONI

                                                                           Director
------------------------------------------------
              HARRISON H. SCHMITT

             /s/ James R. Thompson                                         Director
------------------------------------------------
               JAMES R. THOMPSON

                                                                           Director
------------------------------------------------
                SCOTT L. WEBSTER

                          Independent Auditors' Report

The Board of Directors and Stockholders
Orbital Sciences Corporation:

Under date of February 16, 1999, except as to note 12, which is as of March 18, 1999, we reported on the consolidated balance sheets of Orbital Sciences Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)2 in the Company's Form 10-K as of and for the years ended December 31, 1998, 1997 and 1996. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                         KPMG LLP


Washington, D.C.
February 16, 1999, except as to note 12, which is as of March 18, 1999

                          ORBITAL SCIENCES CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                          COLUMN A                          COLUMN B                                  COLUMN C
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      ADDITIONS
                                                                                 ---------------------------------------------------
                                                                                                                  CHARGED/
                                                          BALANCE AT                CHARGED TO COSTS             CREDITED TO
                        DESCRIPTION                     START OF PERIOD               AND EXPENSES            OTHER ACCOUNTS (1)
--------------------------------------------------   ------------------------    ----------------------    -------------------------

 YEAR ENDED DECEMBER 31, 1996

         Allowance for doubtful accounts                   $             773           $           603             $              -
         Allowance for obsolete inventory                              3,778                       667                          685
         Allowance for unrecoverable investments                       1,100                         -                            -
         Deferred income tax valuation reserve                        60,041                         -                            -

 YEAR ENDED DECEMBER 31, 1997

         Allowance for doubtful accounts                   $           1,368           $           709             $         16,550
         Allowance for obsolete inventory                              5,098                     1,527                        4,902
         Allowance for unrecoverable investments                       1,100                       729                        3,057
         Deferred income tax valuation reserve                        52,233                         -                            -

 YEAR ENDED DECEMBER 31, 1998

         Allowance for doubtful accounts                   $          18,077           $         4,635                          794
         Allowance for obsolete inventory                             10,900                     6,023                        4,161
         Allowance for unrecoverable investments                       4,886                       552                       (1,100)
         Deferred income tax valuation reserve                        49,588                    21,551                            -


                          COLUMN A                             COLUMN D                      COLUMN E
------------------------------------------------------------------------------------------------------------




                                                                                         BALANCE AT
                        DESCRIPTION                       DEDUCTIONS (2)                END OF PERIOD
--------------------------------------------------   -------------------------    --------------------------

 YEAR ENDED DECEMBER 31, 1996

         Allowance for doubtful accounts                    $              (8)            $           1,368
         Allowance for obsolete inventory                                 (32)                        5,098
         Allowance for unrecoverable investments                            -                         1,100
         Deferred income tax valuation reserve                         (7,808)                       52,233

 YEAR ENDED DECEMBER 31, 1997

         Allowance for doubtful accounts                    $            (550)            $          18,077
         Allowance for obsolete inventory                                (627)                       10,900
         Allowance for unrecoverable investments                            -                         4,886
         Deferred income tax valuation reserve                         (2,645)                       49,588

 YEAR ENDED DECEMBER 31, 1998

         Allowance for doubtful accounts                               (1,936)            $          21,570
         Allowance for obsolete inventory                             (12,869)                        8,215
         Allowance for unrecoverable investments                            -                         4,338
         Deferred income tax valuation reserve                              -                        71,139


(1)- Amounts charged/credited to other accounts represent valuation and qualifying accounts recorded pursuant to purchase business combinations as described in Note (4) to the consolidated financial statements incorporated by reference elsewhere herein, and certain other reclassifications.

(2)-   Deduction for revaluation of allowance account.

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3.1       Restated Certificate of Incorporation (incorporated by
           reference to Exhibit 4.1 to the company's Registration
           Statement on Form S-3 (File Number 333-08769) filed and
           effective on July 25, 1996).
 3.2       By-Laws of Orbital Sciences Corporation, as amended on July
           27, 1995 (incorporated by reference to Exhibit 3 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1995).
 3.3       Certificate of Amendment to Restated Certificate of
           Incorporation, dated April 29, 1997 (transmitted herewith).
 3.4       Certificate of Designation, Preferences and Rights of Series
           B Junior Participating Preferred Stock, dated November 2,
           1998 (incorporated by reference to Exhibit 2 to the
           company's Report on Form 8-A filed on November 2, 1998).
 4.1       Form of Certificate of Common Stock (incorporated by
           reference to Exhibit 4.1 to the company's Registration
           Statement on Form S-1 (File Number 33-33453) filed on
           February 9, 1990 and effective on April 24, 1990).
 4.2       Indenture dated as of September 16, 1997 between the company and Deutsche Bank AG, New York Branch, as Trustee
           (incorporated by reference to Exhibit 4.1 to the company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1997.
 4.3       First Supplemental Indenture dated as of December 15, 1997 between the company and Deutsche Bank AG, New York Branch, as Trustee (incorporated by reference to Exhibit 4.4 to the company's Registration Statement on Form S-3 (File Number
           333-42271) filed on December 15, 1997 and effective on March
           12, 1998).
 4.4       Form of 5% Convertible Subordinated Note (incorporated by
           reference to Exhibit 4.5 to the company's Registration
           Statement on Form S-3 (File Number 333-42271) filed on
           December 15, 1997 and effective on March 12, 1998).
 4.5       Registration Rights Agreement dated as of September 16, 1997 among the company and Deutsche Morgan Grenfell Inc. and J.P.
           Morgan Securities Inc. (incorporated by reference to Exhibit
           4.6 to the company's Registration Statement on Form S-3
           (File Number 333-42271) filed on December 15, 1997 and
           effective on March 12, 1998).
 4.6       Rights Agreement dated as of October 22, 1998 between the
           company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company's Report on Form
           8-A filed on November 2, 1998).
 4.7       Form of Rights Certificate (incorporated by reference to
           Exhibit 3 to the company's Report on Form 8-A filed on
           November 2, 1998).
10.1       Third Amended and Restated Credit Agreement, dated as of
           December 21, 1998 among the company, Magellan Corporation, the Banks listed therein, Morgan Guaranty Trust Company of
           New York, as Administrative Agent and Collateral Agent (the
           "Credit Agreement") (transmitted herewith).
10.2       Note Agreement, dated as of June 14, 1995 between the
           company and The Northwestern Mutual Life Insurance Company
           (the "NWML Note Agreement") (incorporated by reference to
           Exhibit 4.7.1 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.2.1     First Amendment to the NWML Note Agreement, dated as of June
           30, 1995, between the company and The Northwestern Mutual
           Life Insurance Company (incorporated by reference to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1995).
10.2.2     Second Amendment to the NWML Note Agreement, dated as of
           March 15, 1996 (incorporated by reference to Exhibit 10.2.2 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.2.3     Third Amendment to NWML Note Agreement, dated as of July 13,
           1996 (incorporated by reference to Exhibit 10.2 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1996).
10.2.4     Fourth Amendment to NWML Note Agreement, dated as of March
           31, 1997 (incorporated by reference to Exhibit 10.2.4 to the company's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 1997).
10.2.5     Fifth Amendment to NWML Note Agreement, dated as of December
           23, 1997 (incorporated by reference to Exhibit 10.2.5 to the company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997).
10.2.6     Sixth Amendment to NWML Note Agreement, dated as of August
           14, 1998 (incorporated by reference to Exhibit 10.2.6 to the company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1998).
10.3       Promissory Notes dated as of August 31, 1994 made by
           Fairchild Space and Defense Corporation and Corporate
           Guaranty dated August 31, 1994 made by the company
           (incorporated by reference to Exhibit 10.7 to the company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1994).
10.4       Amended and Restated Security Agreement dated as of August
           5, 1997 among the company, Morgan Guaranty Trust Company, as
           Collateral Agent, and NationsBank, N.A., as Designated
           Lockbox Bank (incorporated by Reference to Exhibit 10.4 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.4.1     Security Agreement dated as of August 5, 1997 among the
           company, Morgan Guaranty Trust Company, as Collateral Agent, and NationsBank, N.A., as Designated Lockbox Bank
           (incorporated by Reference to Exhibit 10.4.1 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1997).
10.5       Master Security Agreement dated as of August 31, 1994
           between Fairchild Space and Defense Corporation and General
           Electric Capital Corporation (incorporated by reference to
           Exhibit 10.7 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
10.6       Orbital Sciences Corporation 1990 Stock Option Plan,
           restated as of April 27, 1995 (incorporated by reference to
           Exhibit 10.5.1 to the company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1995).*
10.7       Orbital Sciences Corporation 1990 Stock Option Plan for
           Non-Employee Directors, restated as of April 27, 1995
           (incorporated by reference 10.7 to Exhibit 10.5.2 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1995).*
10.8       Orbital Communications Corporation Restated 1992 Stock
           Option Plan, restated as of September 12, 1995 (incorporated by reference to Exhibit 10.8 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.8.1     Amendment to Orbital Communications Corporation Restated
           1992 Stock Option Plan, dated February 5, 1997 (incorporated by reference to Exhibit 10.8.1 to the company's Annual
           Report on Form 10-K for the fiscal year ended December 31,
           1996).*

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.9       Orbital Sciences Corporation 1995 Deferred Compensation Plan
           (incorporated by reference to Exhibit 10.9 to the company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1995).*
10.10      Magellan Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*
10.11      Orbital Imaging Corporation 1996 Stock Option Plan
           (incorporated by reference to Exhibit 10.11 to the company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996).*
10.12      Form of Executive Employment Agreement entered into between the Company and Executive Officers and certain other
           Officers of the Company (incorporated by reference to
           Exhibit 10.17 to the company's Registration Statement on
           Form S-1 (File Number 33-33453) filed on February 9, 1990
           and effective on April 24, 1990).*
10.12.1    Performance Share Agreement dated October 23, 1996 between the Company and Mr. D. W. Thompson (incorporated by
           reference to Exhibit 10.12.1 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).*
10.12.2    Amendment No. 1 to Performance Share Agreement dated January
           30, 1998 between the company and Mr. D.W. Thompson
           (incorporated by reference to Exhibit 10.12.2 to the
           company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997).*
10.13      Form of Indemnification Agreement entered into between the company and directors, executive Officers and certain other officers of the company (incorporated by reference to
           Exhibit 10.18 to the company's Registration Statement on
           Form S-1 (File Number 33-33453) filed on February 9, 1990
           and effective on April 24, 1990).*
10.13.1    Amendment dated October 22, 1992 to form of Indemnification
           Agreement entered into between the company and directors,
           executive officers and certain other officers of the company
           (incorporated by reference to Exhibit 19 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1992).*
10.15      Restated Master Agreement, dated as of September 12, 1995, by and among the company, OCC, Teleglobe Inc. and Teleglobe
           Mobile Partners (incorporated by reference to Exhibit 10 to
           ORBCOMM Global L.P.'s Registration Statement on Form S-4
           (File Number 333-11149) filed on August 30, 1996.
10.15.1    Amendment No. 1 to Restated Master Agreement, restated as of
           September 12, 1995, by and among the company, OCC, Teleglobe
           Inc. and Teleglobe Mobile Partners filed on August 30, 1996
           (incorporated by reference to Exhibit 10.15.1 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 1997).
10.16      Restated Agreement of Limited Partnership of ORBCOMM Global,
           L.P., dated as of September 12, 1995, between OCC and
           Teleglobe Mobile Partners (incorporated by reference to
           Exhibit 3.2 to ORBCOMM Global L.P.'s Registration Statement
           on Form S-4 (File Number 333-11149) filed on August 30,
           1996.
10.16.1    Amendment No. 1 to Restated Agreement of Limited Partnership
           of ORBCOMM Global, L.P., dated December 2, 1996
           (incorporated by reference to Exhibit 10.16.1 to the
           company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1996).
10.17      Restated Agreement of Limited Partnership of ORBCOMM USA,
           L.P., dated as of September 12, 1995 between Orbital
           Communications Corporation and ORBCOMM Global (incorporated by reference to Exhibit 3.4 to ORBCOMM Global L.P.'s
           Registration Statement on Form S-4 (File Number 333-11149)
           filed on August 30, 1996.
10.18      Amended and Restated Orbital Sciences Corporation 1997 Stock
           Option and Incentive Plan (transmitted herewith).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.19      Promissory Note dated June 27, 1997 from the company payable to the order of General Electric Capital Corporation
           ("GECC") (incorporated by reference to Exhibit 10.19 to the company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997).
10.20      Aircraft Security Agreement dated as of June 27, 1997 from the company to GECC (incorporated by reference to Exhibit
           10.20 to the company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1997).
10.21      1998 Magellan Stock Option Plan (transmitted herewith).
10.22      Letter Agreement between the company and Robert Lovell dated
           July 28, 1997 (transmitted herewith).*
10.23      Form of 1998 Indemnification Agreement (transmitted
           herewith).*
10.24      Form of 1998 Executive Employment Agreement (transmitted
           herewith).*
11         Statement re: Computation of Earnings Per Share (transmitted herewith).
13.1       ORBCOMM Global, L.P. financial statements (transmitted
           herewith).
21         Subsidiaries of the Company (transmitted herewith).
23.1       Consent of KPMG LLP (transmitted herewith).
27         Financial Data Schedule for year ended December 31, 1998
           (such schedule is furnished for the information of the
           Securities and Exchange Commission and is not to be deemed
           "filed" as part of the Form 10-K, or otherwise subject to
           the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).

---------------
* Management Contract or Compensatory Plan or Arrangement.