Form 10-Q
period 1999-03-31
ORBITAL SCIENCES CORP /DE/
filed 1999-05-17
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                              For the quarter ended

                                 MARCH 31, 1999

                          ORBITAL SCIENCES CORPORATION

                         COMMISSION FILE NUMBER 0-18287

           DELAWARE                                             06-1209561
----------------------------------------            -----------------------------------
    (State of Incorporation)                             (IRS Identification number)

    21700 ATLANTIC BOULEVARD

     DULLES, VIRGINIA 20166                                    (703) 406-5000
----------------------------------------            -----------------------------------
(Address of principal executive offices)                     (Telephone number)


The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceing 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of May 14, 1999, 37,207,862 shares of the registrant's common stock were outstanding.

PART 1

FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                   A S S E T S

                                                                                        MARCH 31.             DECEMBER 31,
                                                                                          1999                  1998
                                                                                   -------------------   -------------------
CURRENT ASSETS:
          Cash and cash equivalents                                                          $ 13,856              $ 17,764
          Restricted cash and short-term investments, at market                                 7,387                 7,922
          Receivables, net                                                                    278,039               205,409
          Inventories, net                                                                     66,419                64,710
          Deferred income taxes and other assets                                               14,412                 8,252
                                                                                   -------------------   -------------------
            TOTAL CURRENT ASSETS                                                              380,113               304,057

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $110,933 and $103,450, respectively                      164,482               157,075

INVESTMENTS IN AND ADVANCES TO AFFILIATES, NET                                                253,734               237,589

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $30,843 and $27,542, respectively                        228,486               228,624

DEFERRED INCOME TAXES AND OTHER ASSETS                                                         29,639                35,393

                                                                                   ===================   ===================
                        TOTAL ASSETS                                                      $ 1,056,454             $ 962,738
                                                                                   ===================   ===================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

          Short-term borrowings and current portion of
              long-term obligations                                                          $ 26,098              $ 26,814
          Accounts payable                                                                     74,139                39,093
          Accrued expenses                                                                    103,122               110,833
          Deferred revenues                                                                   116,550                73,987
                                                                                   -------------------   -------------------



               TOTAL CURRENT LIABILITIES                                                      319,909               250,727

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                 225,091               181,281

OTHER LIABILITIES                                                                               1,205                 3,007
                                                                                   -------------------    -------------------
                         TOTAL LIABILITIES                                                     546,205               435,015

NON-CONTROLLING INTERESTS IN

     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                   13,113                17,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

          Preferred Stock, par value $.01; 10,000,000 shares authorized:
                none outstanding                                                                    --                    --
          Common Stock, par value $.01; 80,000,000 shares authorized,
               37,174,394 and 37,018,256 shares outstanding, respectively
                after deducting 20,877 shares held in treasury                                     372                   370
          Additional paid-in capital                                                          492,647               490,540
          Cumulative translation adjustment                                                    (6,900)               (7,225)
          Retained earnings                                                                    11,017                26,888
                                                                                   -------------------   -------------------
               TOTAL STOCKHOLDERS' EQUITY                                                     497,136               510,573

                                                                                   ===================   ===================
                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,056,454             $ 962,738
                                                                                   ===================   ===================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                -------------------------------------
                                                                                     1999                1998
                                                                                ---------------     ---------------

REVENUES                                                                         $     204,338       $     186,159

COSTS OF GOODS SOLD                                                                    158,027             134,785

                                                                                ---------------     ---------------
GROSS PROFIT                                                                            46,311              51,374

RESEARCH AND DEVELOPMENT EXPENSES                                                       10,002               8,565
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            29,813              27,484
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                                                  2,860               1,960

                                                                                ---------------     ---------------
INCOME FROM OPERATIONS                                                                   3,636              13,365


NET INVESTMENT INCOME (EXPENSE)                                                         (1,088)                260
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                              (20,600)            (10,677)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                                         3,479               2,880
                                                                                ---------------     ---------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                        (14,573)              5,828

PROVISION FOR INCOME TAXES                                                               1,298               1,083

                                                                                ===============     ===============
NET INCOME (LOSS)                                                                $     (15,871)      $       4,745
                                                                                ===============     ===============


NET INCOME (LOSS) PER COMMON SHARE                                               $       (0.43)      $        0.14

SHARES USED IN COMPUTING NET INCOME (LOSS)
    PER COMMON SHARE                                                                37,138,029          32,819,641
                                                                                ===============     ===============


NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION                            $       (0.43)      $        0.13

SHARES USED IN COMPUTING NET INCOME (LOSS)
    PER COMMON SHARE, ASSUMING DILUTION                                             41,751,171          37,721,780
                                                                                ===============     ===============





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                                FOR THE THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                          ----------------------------------------
                                                                                                 1999                 1998
                                                                                          -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (Loss)                                                                    $          (15,871)  $            4,745
     ADJUSTMENTS TO RECONCILE NET INCOME (Loss) TO NET CASH
           PROVIDED BY (USED IN) OPERATING ACTIVITIES:
                Depreciation and amortization expense                                                 12,359                8,685
                Equity in losses of affiliates                                                        20,600               10,677
                Non-controlling interests in losses of consolidated subsidiaries                      (3,479)              (2,880)
                Foreign currency translation adjustment                                                  325                  243
           CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in current and other non-current assets                                     (72,899)             (17,029)
     Increase (decrease) in current and other non-current liabilities                                 59,337                1,334
                                                                                          -------------------  -------------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                 373                5,775
                                                                                          -------------------  -------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                            (12,963)              (8,503)
     Payments for business combinations                                                               (1,064)                  --
     Investments in and advances to affiliates, net                                                  (33,574)             (26,584)
                                                                                          -------------------  -------------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         (47,600)             (35,087)
                                                                                          -------------------  -------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                            1,462               15,461
     Principal payments on long-term obligations                                                      (9,252)              (6,318)
     Net proceeds from issuances of long-term obligations                                             49,000               27,464
     Net proceeds from issuances of common stock                                                       2,109                9,610
                                                                                          -------------------  -------------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          43,319               46,217
                                                                                          -------------------  -------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (3,908)              16,905


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        17,764               12,553
                                                                                          -------------------  -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $           13,856   $           29,458
                                                                                          ===================  ===================





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
(UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

Orbital Sciences Corporation, together with its subsidiaries, is hereafter referred to as "Orbital" or the "company."

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

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

(2)    INVENTORIES

Inventories consist of components and raw materials inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out or specific identification basis, net of allowances for estimated obsolescence.

Components and raw materials are purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the percentage-of-completion method of accounting applied on a units of delivery basis, and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including, in certain circumstances, an allocation of general and administrative costs). Work-in-progress inventory has been reduced by contractual progress payments received. Finished goods inventory consists of fully assembled commercial products awaiting shipment.

(3)    DISAGGREGATED FINANCIAL INFORMATION

Industry Sector Information. Orbital's operations are organized into three business sectors, which correspond to product and service types, different markets served by the company's products and services, as well as the manner in which these products and services are managed. Orbital's three business sectors are space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites and related space systems, electronics and sensor systems, satellite ground systems and software and transportation management systems. Satellite access products include satellite-based navigation, positioning and communications products. Satellite services include satellite-based two-way mobile data communications services, satellite-based remote imaging services, satellite-based automotive information services and satellite-based voice communications services.

The following table presents operating information for the three months ended March 31, 1999 and 1998 and identifiable assets at March 31, 1999 and at December 31, 1998 by business sector. Operating income (loss) is total revenues less costs of goods sold, research and development expenses, selling, general and administrative expenses, and amortization of goodwill. Identifiable assets are those assets used in the operations of each business or investments in those businesses. There were no significant sales or transfers between consolidated sectors.


              (In thousands)                                                1999                  1998
              --------------                                                ----                  ----

              SPACE AND GROUND
                INFRASTRUCTURE SYSTEMS:
                  Revenues                                           $         175,248    $         159,555
                  Operating income                                              15,109               18,879
                  Identifiable assets                                          651,061              593,818
                  Capital expenditures                                          12,279                7,999
                  Depreciation and amortization                                  9,938                7,186

              SATELLITE ACCESS PRODUCTS:
                  Revenues                                           $          26,172    $          26,540
                  Operating loss                                                (2,833)              (3,876)
                  Non-controlling interests in (earnings)losses
                      of consolidated subsidiaries                               1,527                2,113
                  Identifiable assets                                          122,582              127,392

                  Capital expenditures                                             681                  504
                  Depreciation and amortization                                  1,964                1,499


              SATELLITE SERVICES:
                  Revenues                                           $           2,918    $              64
                  Operating loss                                                (8,640)              (1,638)
                  Equity in earnings (losses) of affiliates                    (20,600)              (7,802)
                  Non-controlling interests in (earnings) losses
                     of consolidated subsidiaries                                1,952                  767
                  Identifiable assets                                          282,811              241,528
                  Capital expenditures                                               3                   --
                  Depreciation and amortization                                    457                   --

              CONSOLIDATED:
                  Revenues                                           $         204,338    $         186,159
                  Operating income                                               3,636               13,365
                  Equity in earnings (losses) of affiliates                    (20,600)             (10,677)
                  Non-controlling interests in (earnings ) losses
                     of consolidated subsidiaries                                3,479                2,880
                  Identifiable assets                                        1,056,454              962,738
                  Capital expenditures                                          12,963                8,503
                  Depreciation and amortization                                 12,359                8,685
                                                                       ===============      ===============

(4)    BUSINESS COMBINATIONS AND INVESTMENTS IN AND ADVANCES TO AFFILIATES

During the first quarter of 1999, the company's wholly owned Canadian subsidiary, MacDonald, Dettwiler and Associates, Ltd. ("MDA"), increased its ownership of a Canadian remote imaging company, Radarsat International ("RSI"). As a result of the transaction, at March 31, 1999 MDA held a majority and controlling interest in RSI and, accordingly, consolidated RSI's results of operations. The net purchase price, after cash acquired and foreign currency adjustments, was approximately $1,000,000, which exceeded the fair value of the net liabilities acquired by approximately $4,200,000. This excess is being amortized on a straight-line basis over 20 years. The allocation of purchase price to net liabilities acquired may be adjusted over the next year if additional information becomes known about certain business assumptions used to estimate the fair value of such net liabilities. In connection with the May 1999 acquisition of Spar Aerospace's space robotics business (see note 8), MDA acquired the remaining outstanding shares of RSI, and accordingly, owns all outstanding shares.

During the first three months of 1999, the company provided ORBCOMM Global, L.P. $18,450,000 in additional capital and provided $2,000,000 of deferred invoicing for work performed under a satellite and launch procurement contract during the first three months of 1999.

(5)    INCOME TAXES

The company has recorded its interim consolidated income tax provision based on an estimate of its full-year provision. The company's tax provision is for U.S. Federal and state, and foreign income taxes. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(6)    EARNINGS PER SHARE

Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income (loss) per common share, assuming dilution is calculated using the weighted average number of common and common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's convertible notes, after giving effect to all net income adjustments that would result from the assumed conversion.

Net income (loss) and outstanding shares of common stock used in calculating earnings per share differed from those amounts reported in the consolidated financial statements as follows:

                                                            THREE MONTHS ENDED,
                                                              MARCH 31, 1999           THREE MONTHS ENDED, MARCH 31, 1998
                                                              --------------         ----------------------------------------
                                                                NET INCOME           NET INCOME                NET INCOME PER
                                                                (LOSS) PER           PER COMMON                COMMON SHARE,
(In thousands)                                                 COMMON SHARE             SHARE                 ASSUMING DILUTION
-------------                                                  ------------             -----                 -----------------
  Net income (loss)                                            $      (15,871)        $      6,519                  $   6.519
  Assuming conversion of convertible notes                                 --                   --                        850
                                                               --------------         ------------               ------------
      Net income (loss), as adjusted                           $      (15,871)        $      6,519               $      7,369
                                                               ==============         ============               ============

  Outstanding common shares                                            37,174               33,332                     33,332
  Effect of weighting outstanding shares                                  (36)                (512)                      (512)
  Stock options (treasury method)                                          --                   --                      1,331
  Convertible notes                                                        --                   --                      3,571
                                                               --------------         ------------               ------------
      Adjusted shares                                                  37,138               32,820                     37,722
                                                               ==============         ============               ============

In periods of net loss, the assumed conversion of convertible notes and exercise of stock options are anti-dilutive with respect to calculating net income (loss) per share, and therefore are not considered in determining and reporting net income (loss) per share. For the three months ended March 31, 1999, adjusted shares, assuming conversion of convertible notes and the dilutive impact of outstanding stock options, would have been 41,751,171.

(7)    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and associated differences are as follows:

                                                                                                     MARCH 31,
                 (In thousands)                                                             1999               1998
                 --------------                                                             ----               ----
              Differences between net income (loss), as reported, and
                comprehensive income (loss):
                  Net income (loss), as reported                                 $       (15,871)          $   4,745
                  Unrealized gains (losses) on
                    short-term investments                                                    --                (136)
                  Translation adjustments                                                    325                 243
                                                                                    ------------           ----------
                        Comprehensive income (loss)                              $       (15,546)          $   4,852
                                                                                 =================          =========

              Accumulated differences between net
               income (loss), as reported, and

               comprehensive income (loss):
                  Beginning of period                                            $        (7,225)          $(4,671)
                  Unrealized gains (losses) on
                    short-term investments                                                    --              (136)
                  Translation adjustments                                                    325               243
                                                                                     -----------           --------
                  End of period                                                  $        (6,900)          $(4,564)
                                                                                 ================          ========




(8)    SUBSEQUENT EVENTS AND OTHER MATTERS

Business Combinations. In May 1999, the company acquired all the assets and certain liabilities of the space robotics division of Toronto-based Spar Aerospace Limited ("Spar") for approximately $43,000,000. The company paid one-half of the purchase price in cash at closing and issued an unsecured 8% note, due May 2000, for the remainder. The company will account for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net liabilities acquired by approximately $48,000,000, which will be amortized on a straight-line basis over 20 years. The allocation of purchase price to net liabilities acquired in the Spar acquisition may be adjusted over the next year if additional information becomes known about certain assumptions used to estimate the fair value of such net liabilities.

In May 1999, the company entered into a $35,000,000 long-term license agreement with the British Columbia provincial government whereby the company obtained the exclusive rights to use certain government information databases. The company intends to provide Internet-based services using these databases.

Litigation. During the first quarter of 1999, a number of class action lawsuits were filed in federal court against the company, an officer and an officer/director alleging violations of the federal securities laws during the period from April 21, 1998 through February 16, 1999 and seeking monetary damages. The company believes that these allegations are without merit and intends to defend vigorously against such allegations.

ITEM   2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements included in this discussion relating to future revenues, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, "Year 2000" issues, the outcome of pending litigation and the performance of our affiliates, Orbital Imaging Corporation ("ORBIMAGE"), ORBCOMM Global L.P. ("ORBCOMM") and CCI International NV ("CCI"), are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or investments to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements. Such factors include: general and economic business conditions, launch results, product performance, risks associated with government contracts, market acceptance of consumer products, the introduction of products and services by competitors, risks associated with acquired businesses, availability of required capital, our ability and the ability of our customers and suppliers to assess and correct timely and accurately "Year 2000" issues, market acceptance of new products and technologies, risks associated with long-term contracts, the effects of pending or possible litigation or government investigations and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" included in our Annual Report on Form 10-K for the year ended December 31, 1998.

Our products and services are grouped into three business sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites and related space systems, electronics and sensor systems, satellite ground systems and software and transportation management systems. Our satellite access products sector consists of satellite-based navigation, positioning and communications products. Satellite services include the following services conducted by our affiliates, ORBCOMM, ORBIMAGE, and CCI and our subsidiaries Radarsat International ("RSI") and Orbital Navigation
Corporation: satellite-based two-way mobile data communications services, remote imaging services, satellite-based automotive information services and satellite-based voice communications services. We do not control the operational and financial affairs of ORBCOMM, ORBIMAGE and CCI and consequently their financial results are not consolidated with our results.

RECENT DEVELOPMENTS. In May 1999, we acquired all the assets and certain liabilities of the space robotics division of Toronto-based Spar Aerospace Limited for approximately $43,000,000 (the "Spar Acquisition"). We paid approximately one-half of the purchase price in cash at closing and issued an unsecured 8% note due May 2000 for the remainder. We will account for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net liabilities acquired by approximately $48,000,000, which will be amortized on a straight-line basis over 20 years.

In May 1999, we entered into a $35,000,000 long-term license agreement with the British Columbia provincial government, whereby we obtained the exclusive rights to use certain government information databases. We intend to provide internet-based services using these databases.

During the first quarter of 1999, we increased our ownership of RSI. As a result of the transaction, at March 31, 1999 we held a majority and controlling interest in RSI and, accordingly, consolidated RSI's results of operations. The net purchase price, after cash acquired and foreign currency adjustments, was approximately $1,000,000, which exceeded the fair value of the net liabilities acquired by approximately $4,200,000. This excess is being amortized on a straight-line basis over 20 years. In connection with the Spar Acquisition, we acquired additional shares of RSI, and accordingly, now own all outstanding shares.

In March 1999, we signed a merger agreement with Lowrance Electronics, Inc. ("Lowrance"), a leading manufacturer of marine and recreational electronics products using GPS-satellite navigation and sonar technology. Under the terms of the merger, we will acquire all of the outstanding common stock of Lowrance in exchange for shares of our common stock based on an acquisition price of $27,500,000. The transaction is expected to close in the second half of 1999, subject to regulatory approvals and Lowrance shareholder approval.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

REVENUES. Our consolidated revenues for the three-month periods ended March 31, 1999 and 1998 were $204,338,000 and $186,159,000, respectively.

Space and Ground Infrastructure Systems. Revenues from our space and ground infrastructure systems sector totaled $175,248,000 and $159,555,000 for the three months ended March 31, 1999 and 1998, respectively.

Revenues from our launch vehicles decreased to $43,472,000 in the first quarter of 1999, from $46,040,000 in the first quarter of 1998. The decrease in revenues in 1999 as compared to a year ago is primarily attributable to a decrease in space launch vehicle revenues under existing contracts with affiliates.

For the three months ended March 31, 1999, satellite revenues increased to $67,272,000 from $61,532,000 in the first quarter of 1998. The increase in satellite sales is primarily due to additional revenues generated from a new commercial geosynchronous satellite contract received in 1998.

Revenues from electronics and sensor systems and transportation management systems increased to $35,813,000 for the three months ended March 31, 1999 from $30,562,000 in the comparable 1998 period. This increase is largely due to the December 1998 acquisition of the transportation management systems business of Raytheon Company, which contributed revenues of $3,600,000 during the first quarter of 1999.

Revenues from satellite ground systems and software increased to $28,691,000 in the first quarter of 1999 as compared to $21,421,000 in the comparable 1998 quarter. The increase in 1999 revenues is due to work performed on orders received in 1998 for a new satellite remote imaging system and for several other satellite ground systems and system upgrades.

Revenues for the three months ended March 31, 1999 include sales to affiliates of $32,207,000 as compared to first quarter 1998 sales to affiliates of $43,601,000.

Satellite Access Products. Revenues from sales of satellite-based navigation, positioning and communications products in the first quarter of 1999 were $26,172,000 as compared to $26,540,000 for the first quarter of 1998.

Satellite Services. Revenues for this sector include those generated by ORBCOMM's domestic operation, ORBCOMM USA, L.P. ("ORBCOMM USA"), which we consolidate, Orbital Navigation Corporation ("ORBNAV") and RSI. Revenues from this sector are expected to increase throughout 1999.

GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and under various development and production contracts. Gross profit depends on a number of factors, including the mix of contract types and costs incurred thereon in relation to estimated costs. Our consolidated gross profit for the first quarter of 1999 was $46,311,000 (23% of revenues) as compared to $51,374,000 (28% of revenues) for the first quarter of 1998.

Space and Ground Infrastructure Systems. Gross profit margins from our space and ground infrastructure systems totaled $38,466,000 (22% of sector revenues) and $43,677,000 (27% of sector revenues) for the three months ended March 31, 1999 and 1998, respectively.

Gross profit margins from launch vehicles were 21% for the first quarter of 1999 as compared to 27% for the first quarter of 1998. The decrease in launch vehicle gross margins in 1999 is primarily due to completing work on certain less profitable space and suborbital launch vehicle contracts. Satellites contributed gross margins of 20% during the first quarter of 1999 as compared to 28% during the first quarter of 1998. The decrease is due to work performed on a large, commercial geosynchronous satellite contract won in late 1998 that contains a significant amount of lower margin, external subcontract effort. Revenues recognized and subcontractor costs incurred on this contract during the first quarter of 1999 also resulted in a significant increase in accounts receivable and accounts payable since December 31, 1998; such receivables/payables were collected/paid in April 1999. For the three months ended March 31, 1999 and 1998, electronics and sensor systems and transportation management systems had consistent gross margins of 26% and 27%, respectively. Gross margins for ground systems and software were 23% and 27% for each of the first quarters in 1999 and 1998, respectively. This decrease is due to an increase in lower margin, subcontract work on several contracts and to lower margins on various new international defense contracts.

Satellite Access Products. Gross margins for satellite access products were generally consistent at 36% for the first quarter of 1999 and 35% for the first quarter of 1998.

Satellite Services. Gross margins for this sector include those generated by ORBCOMM USA, ORBNAV and RSI. This sector had a gross loss of $1,515,000 during the first quarter of 1999, which was consistent with the gross loss of $1,574,000 for the first quarter of 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended March 31, 1999 and 1998 were $10,002,000 (5% of revenues) and $8,565,000
(5% of revenues), respectively. Research and development expenses in both quarters relate primarily to the development of new or improved satellite access products, improved launch vehicles and new satellite initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, legal, administrative and general management functions of the company. Selling, general and administrative expenses for the first quarters of 1999 and 1998 were $29,813,000 (15% of revenues) and $27,484,000 (15% of revenues), respectively.

NET INVESTMENT INCOME (EXPENSE). Net investment income (expense) was ($1,088,000) and $260,000 for the three months ended March 31, 1999 and 1998, respectively. Investment income reflects interest earnings on short-term investments and realized gains and losses on investments, reduced by interest expense of $1,765,000 and $169,000 on outstanding debt for the three months ended March 31, 1999 and 1998, respectively. Interest expense has been reduced by capitalized interest of $2,662,000 and $3,663,000 in 1999 and 1998, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the first quarters of 1999 and 1998 were ($17,121,000) and ($7,797,000), respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM, ORBIMAGE and CCI, (ii) our proportionate share of ORBCOMM's, ORBCOMM International Partners L.P.'s and

ORBIMAGE's current period earnings and losses, (iii) 100% of CCI's losses for the current period and (iv) non-controlling stockholders' proportionate share of ORBCOMM USA, RSI's and Magellan's current period earnings and losses. The increase in losses during the first quarter of 1999 is primarily due to ORBCOMM's increased operational expenses relating to the roll-out of global services, increased interest expense as interest expense was no longer capitalized and increased system depreciation expenses as the satellites were placed in service in late 1998. Additionally, ORBCOMM's revenues were less than projected, in part due to a longer than anticipated sales order/installation cycle. We expect equity in losses of affiliates in 1999 to be significantly higher than 1998, primarily because we expect ORBCOMM to continue to incur losses throughout 1999.

PROVISION FOR INCOME TAXES. We recorded an income tax provision of $1,298,000 and $1,083,000 for the three-month periods ended March 31, 1999 and 1998, respectively. The provision in both periods was entirely due to foreign taxes attributable to our Canadian operations. Our interim income tax provision is based on an estimate of our full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

At December 31, 1998, we had approximately $278,000,000 of U.S. Federal net operating loss carryforwards (portions of which expire beginning in 2004), $3,148,000 of U.S. Federal research and experimental income tax credit carryforwards and $5,000,000 of foreign investment income tax credit carryforwards (subject to expiration in 2008). Such net operating loss carryforwards and tax credits are available to reduce future income tax obligations, subject to certain annual limitations and other restrictions.

NET INCOME (LOSS). Our consolidated net income (loss) for the three-months ended March 31, 1999 and 1998 was ($15,871,000) and $4,745,000, respectively. Our space and ground infrastructure systems sector generated net income of $14,586,000 and $15,184,000 for the first quarter of 1999 and 1998, respectively. The satellite access products sector reported net losses of $1,566,000 and $1,766,000 for the first quarters of 1999 and 1998, respectively. Our satellite services sector reported net losses of $28,891,000 and $8,673,000 for the first quarters of 1999 and 1998, respectively.

Our satellite access products sector has introduced new products and formed new business alliances in early 1999 and has implemented significant cost savings measures. Consequently, we expect the trend of reduced losses to continue in 1999. In our satellite services sector, we expect the losses to continue to increase in 1999 as compared to 1998, primarily as a result of increased losses at ORBCOMM as explained above. The satellite services sector also includes the results of our equity-method investment in CCI. As of March 31, 1999, CCI had not yet raised additional third-party equity; consequently we recorded 100% of CCI's losses under the modified equity method of accounting. CCI has several near-term milestones that include, among others, raising capital and making operational progress. If CCI's milestones are not met, or if an adequate market for its products and services does not develop, we may be required to write-off all, or a portion, of our $20,400,000 investment.

LIQUIDITY AND CAPITAL RESOURCES

Our growth has required substantial capital to fund investments in affiliates, expanding working capital needs, certain business acquisitions, new business initiatives, research and development and capital expenditures. We have funded these requirements to date, and expect to fund our future requirements, through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings. We expect to continue to pursue potential acquisitions, new business opportunities and equity investments that we believe would enhance our businesses and to fund such transactions through existing cash, cash generated by operations, loan facilities, joint ventures, the issuance of equity and/or debt securities, and/or asset-based financings.

Cash and investments were $21,243,000, and total debt obligations were approximately $251,189,000 at March 31, 1999. The outstanding debt is comprised primarily of our $100,000,000 5% convertible subordinated notes, advances under 00our line of credit facilities, secured and unsecured notes, and asset-based financings. At March 31, 1999, approximately $7,387,000 of cash and investments was restricted because of outstanding letters of credit. Our current ratio was
1.2 at March 31, 1999 and December 31, 1998.

Our primary revolving credit facility provides for total borrowings from a syndicate of banks of up to $200,000,000. Borrowings of $81,000,000 were outstanding under the facility at March 31, 1999 at a weighted average interest rate of 7% and were secured by accounts receivable. During the first quarter of 1999, the facility was amended to modify a financial covenant to provide full availability under the facility. The facility prohibits the payment of cash dividends, contains certain covenants with respect to our working capital levels, fixed charges ratio, leverage ratio and net worth, and expires in December 2002.

During the first quarter of 1999, we provided $18,450,000 in capital to ORBCOMM. In addition, during the first quarter of 1999, we deferred invoicing ORBCOMM for approximately $2,000,000 of work performed under our ORBCOMM satellite and launch procurement agreement and will defer additional invoicing during the remainder of 1999. Approximately one-half of the deferred invoice amounts is expected to be advanced to Orbital by Teleglobe Inc. ORBCOMM will require additional funding in 1999, and is analyzing different capital raising alternatives. If ORBCOMM is unsuccessful in raising outside capital, we may provide up to $35,000,000 of additional capital as required during the remainder of 1999.

Our operations provided net cash of approximately $373,000 in the first quarter of 1999. During the first quarter of 1999, in addition to our investment in ORBCOMM, we invested approximately $12,963,000 in capital expenditures for various satellite and launch vehicle production, manufacturing and test equipment and office equipment, and $1,064,000 in business acquisitions.

During the first quarter, we announced plans for a joint venture and an acquisition. We continue to move toward completion of our $50,000,000 joint venture with The Hertz Corporation ("Hertz") whereby Hertz will offer Magellan automotive navigation systems in rental cars in the U.S., Canada and Europe. The joint venture agreement, which is under negotiation, contemplates that we will receive a 60% interest in exchange for a $30,000,000 investment to be made primarily in the second half of 1999. In addition, we signed a merger agreement with Lowrance under which we plan to acquire Lowrance and merge it into Magellan in a stock-for-stock acquisition valued at approximately $27,500,000, subject to receipt of all regulatory approvals and Lowrance shareholder approval. To complete these transactions and to provide additional capital to ORBCOMM, we need to amend several covenants in our primary credit facility and in our $20,000,000 term loan. We are currently pursuing these amendments with our lenders.

We are expanding our offices and satellite-related engineering, manufacturing and operations facilities adjacent to our Dulles, Virginia headquarters. Construction has commenced and is expected to continue into 2001. To finance the majority of this expansion, we have negotiated a built-to-suit agreement with a developer for the office expansion and expect to obtain third party debt financing for the engineering, manufacturing and operating facilities.

Subsequent to March 31, 1999, we closed various business combinations (See Recent Developments), with aggregate purchase prices of approximately $78,000,000. Approximately $22,000,000 was financed through existing cash on hand and credit facilities, while the balance was financed by issuing new debt obligations.

We expect that our capital needs for the remainder of 1999 will, in part, be provided by working capital, cash flows from operations, existing or new credit facilities, and operating lease arrangements. We will also consider new equity and debt financings.

YEAR 2000 ISSUES

We have developed a plan to prepare for potential "Year 2000" issues with respect to various operational, technical and financial computer-related systems. The plan has been designed to minimize risk to Orbital and its customers using a standard industry five-phase approach. The five phases are awareness, assessment, renovation, validation and implementation. We have substantially completed the awareness and assessment phases, including a comprehensive inventory of potentially affected systems. In many cases renovation work is well under way and validation testing has begun with respect to certain critical systems.

We plan to achieve our overall goal of Year 2000 readiness in mid-1999. The first half of 1999 will be devoted to renovating, validating and implementing its corrective action plan by reprogramming affected software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing affected systems when necessary.

The total costs to implement the plan, which costs include the already planned replacement of existing systems to support our overall growth, are estimated to be less than 1% of 1998 revenues. Approximately 85% of the estimated costs to implement the plan have been incurred to date and the remaining costs are expected to be incurred during the remainder of 1999. All costs, including the costs of internal personnel, outside consultants, system replacements and other equipment, will be expensed as incurred, except for long-lived assets, which will be capitalized in accordance with our capitalization policies. We have not postponed the implementation or upgrade of other systems as a result of focusing on the Year 2000 plan.

As part of the plan, formal communication with our suppliers, customers and other service providers has been initiated. To date, however, we have not determined whether "Year 2000" issues affecting key suppliers, significant customers (including the U.S. government), or critical service providers will materially impact the company's cash flows or operating results. A "reasonably likely worst case" scenario of the Year 2000 issue for us could include: isolated performance problems with engineering, financial and administrative systems; isolated interruption of deliveries from critical suppliers; product liability or warranty issues; and the temporary inability of key customers to pay amounts due us. Contingency plans are being prepared, and will be implemented if necessary, including having sufficient liquidity available to sustain a temporary interruption of cash receipts during early 2000 and the identification of alternative suppliers for critical components. There can be no assurance that we have identified, or will identify, all "Year 2000" affected systems, suppliers, customers and service providers, or that our corrective action plan will be timely and successful.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar. At March 31, 1999, the majority of our long term debt consisted of its $100,000,000, 5% convertible subordinated notes, due 2002. The fair market value of these convertible securities fluctuates with our stock price, and was $81,375,000 at March 31, 1999.

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            During the first quarter of 1999, a number of class action lawsuits were filed in the U.S. district court for the Eastern District of Virginia against Orbital, an officer and an officer/director, alleging violations of the federal securities laws during the period from April 21, 1998 through February 16, 1999 and seeking monetary damages. We believe that the allegations are without merit and intend to defend vigorously against such allegations.

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

              (b)    Reports on Form 8-K.
                     (i) On February 25, 1999, the company filed a Current Report on Form 8-K, dated February 16, 1999 disclosing the financial results of the company for the fiscal year ending December 31, 1998 and the fourth quarter of 1998, and litigation filed against the company in connection with its restatement of financial results for the quarters ended March 31, June 30 and September 30, 1998.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ORBITAL SCIENCES CORPORATION

DATED:  May 17, 1999               By: /s/ DAVID W. THOMPSON
           ---                         -------------------------------------
                                       David W. Thompson, President
                                        and Chief Executive Officer

DATED:  May 17, 1999               By: /s/ JEFFREY V. PIRONE
           ---                        --------------------------------------
                                      Jeffrey V. Pirone, Executive Vice
                                        President and Chief Financial Officer
                                        (Principle Financial Officer)

 EXHIBIT INDEX

The following exhibits are filed as part of this report.


Exhibit No.          Description
----------           -----------
10.1.1               Amendment No. 1, dated as of March 25, 1999, to the Third
                     Amended and Restated Credit and Reimbursement Agreement,
                     dated as of December 21, 1998 among the company and Morgan
                     Guaranty Trust Company of New York, as Administrative
                     Agent. (transmitted herewith)

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


