Form 10-Q
period 1999-06-30
ORBITAL SCIENCES CORP /DE/
filed 1999-08-16
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                                  JUNE 30, 1999



                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287
                         ------------------------------


                  DELAWARE                                       06-1209561
---------------------------------------------         -------------------------------
          (State of Incorporation)                      (IRS Identification number)

          21700 ATLANTIC BOULEVARD
           DULLES, VIRGINIA 20166                              (703) 406-5000
---------------------------------------------         -------------------------------
  (Address of principal executive offices)                   (Telephone number)



The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of August 12, 1999 37,396,444 shares of the registrant's common stock were outstanding.

PART 1
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                   ASSETS
                                                   ------
                                                                                JUNE 30,        DECEMBER 31,
                                                                                  1999             1998
                                                                             -------------     -------------

CURRENT ASSETS:
          Cash and cash equivalents                                           $    35,245       $    17,764
          Restricted cash and short-term investments, at market                     7,585             7,922
          Receivables, net                                                        269,146           205,409
          Inventories, net                                                         68,094            64,710
          Deferred income taxes and other assets                                   12,813             8,252
                                                                             -------------     -------------
            TOTAL CURRENT ASSETS                                                  392,883           304,057

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $117,154 and $103,450, respectively          180,071           157,075

INVESTMENTS IN AND ADVANCES TO AFFILIATES, NET                                    266,762           237,589

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $34,042 and $27,542, respectively            277,866           228,624

DEFERRED INCOME TAXES, INTELLECTUAL PROPERTY AND OTHER ASSETS                      71,910            35,393

                                                                             -------------     -------------
                        TOTAL ASSETS                                          $ 1,189,492       $   962,738
                                                                             =============     =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                           $    52,160       $    26,814
          Accounts payable                                                         74,994            39,093
          Accrued expenses                                                        108,192           110,833
          Deferred revenues                                                       137,187            73,987
                                                                             -------------     -------------

               TOTAL CURRENT LIABILITIES                                          372,533           250,727

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                     302,452           181,281

OTHER LIABILITIES                                                                  15,080             3,007
                                                                             -------------     -------------
                        TOTAL LIABILITIES                                         690,065           435,015

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                       11,229            17,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
               none outstanding                                                        --                --
          Common Stock, par value $.01; 80,000,000 shares authorized,
               37,204,523 and 37,018,256 shares outstanding, respectively
               after deducting 20,877 shares held in treasury                         372               370
          Additional paid-in capital                                              493,018           490,540
          Accumulated other comprehensive income                                   (6,060)           (7,225)
          Retained earnings                                                           868            26,888
                                                                             -------------     -------------
               TOTAL STOCKHOLDERS' EQUITY                                         488,198           510,573

                                                                             -------------     -------------
                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,189,492       $   962,738
                                                                             =============     =============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             FOR THE THREE MONTHS ENDED
                                                                      JUNE 30,
                                                          -------------------------------
                                                              1999              1998
                                                          ------------     -------------

REVENUES                                                  $   232,286      $   184,516

COSTS OF GOODS SOLD                                           177,454          133,665

                                                          ------------     ------------
GROSS PROFIT                                                   54,832           50,851

RESEARCH AND DEVELOPMENT EXPENSES                              10,116           11,451
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   28,983           29,171
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                         3,229            1,978

                                                          ------------     ------------
INCOME FROM OPERATIONS                                         12,504            8,251


NET INVESTMENT INCOME (EXPENSE)                                (3,362)             154
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                     (19,537)          (8,213)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                2,274            2,235
GAIN ON SALE OF SUBSIDIARY EQUITY                                  --            4,793

                                                          ------------     ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                (8,121)           7,220

PROVISION FOR INCOME TAXES                                      2,028            1,222

                                                          ------------     ------------
NET INCOME (LOSS)                                         $   (10,149)     $     5,998
                                                          ============     ============


NET INCOME (LOSS) PER COMMON SHARE                        $     (0.27)          $ 0.17

SHARES USED IN COMPUTING NET INCOME (LOSS)
    PER COMMON SHARE                                       37,196,970       35,979,989
                                                          ============     ============


NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION     $     (0.27)     $      0.17

SHARES USED IN COMPUTING NET INCOME (LOSS)
    PER COMMON SHARE, ASSUMING DILUTION                    37,196,970       40,815,134
                                                          ============     ============



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                               ----------------------------------
                                                                   1999                1998
                                                               ------------         ------------

REVENUES                                                       $   436,624          $   370,675

COSTS OF GOODS SOLD                                                335,481              268,450

                                                               ------------         ------------
GROSS PROFIT                                                       101,143              102,225

RESEARCH AND DEVELOPMENT EXPENSES                                   20,118               20,016
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        58,796               56,655
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                              6,089                3,938

                                                               ------------         ------------
INCOME FROM OPERATIONS                                              16,140               21,616


NET INVESTMENT INCOME (EXPENSE)                                     (4,450)                 414
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                          (40,137)             (18,890)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                     5,753                5,115
GAIN ON SALE OF SUBSIDIARY EQUITY                                       --                4,793

                                                               ------------         ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                    (22,694)              13,048

PROVISION FOR INCOME TAXES                                           3,326                2,305

                                                               ------------         ------------
NET INCOME (LOSS)                                              $   (26,020)         $    10,743
                                                               ============         ============



NET INCOME (LOSS) PER COMMON SHARE                             $     (0.70)         $      0.31


SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE     37,167,662           34,408,545
                                                               ============         ============



NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION          $     (0.70)         $      0.31


SHARES USED IN COMPUTING NET INCOME (LOSS)
    PER COMMON SHARE, ASSUMING DILUTION                         37,167,662           39,284,011
                                                               ============         ============



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               FOR THE SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                          ----------------------------------
                                                                                               1999               1998
                                                                                          ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                                     $     (26,020)     $      10,743
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED
        BY (USED IN) OPERATING ACTIVITIES:
          Depreciation and amortization expenses                                                  22,807             18,437
          Amortization of prepaid financing costs                                                  1,297                129
          Equity in losses of affiliates                                                          40,062             19,164
          Non-controlling interests in losses of consolidated subsidiaries                        (5,753)            (5,115)
          Gain on sale of subsidiary equity                                                           --             (4,793)
          Foreign currency translation adjustment                                                  1,165               (515)
        CHANGES IN ASSETS AND LIABILITIES:
          (Increase) decrease in current and other non-current assets                            (31,225)           (34,277)
          Increase (decrease) in current and other non-current liabilities                        43,909            (11,689)
                                                                                          ---------------    ---------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     46,243             (7,916)
                                                                                          ---------------    ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                        (31,442)           (20,978)
     Payments for business combinations                                                          (22,501)                --
     Purchase of other assets                                                                    (14,006)                --
     Purchases, sales and maturities of available-for-sale investment securities, net                 --              2,134
     Investments in and advances to affiliates, net                                              (63,028)           (45,534)
                                                                                          ---------------    ---------------
          NET CASH USED IN INVESTING ACTIVITIES                                                 (130,976)           (64,377)
                                                                                          ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                       (1,176)            (3,316)
     Principal payments on long-term obligations                                                 (55,090)           (74,207)
     Net proceeds from issuances of long-term obligations                                        156,000             22,000
     Net proceeds from issuances of common stock                                                   2,480            161,020
                                                                                          ---------------    ---------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                              102,214            105,497
                                                                                          ---------------    ---------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              17,481             33,204


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    17,764             12,553
                                                                                          ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $      35,245      $      45,757
                                                                                          ===============    ===============



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998
(UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The company believes that the disclosures provided are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results expected for the full year. Orbital Sciences Corporation, together with its subsidiaries, is hereafter referred to as "Orbital" or the "company."

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

Certain reclassifications have been made to the 1998 financial statements and footnote disclosures to conform to the 1999 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

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

(3)    DISAGGREGATED FINANCIAL INFORMATION

Orbital's operations are organized into three business sectors, which correspond to different product and service types, the different markets served by such products and services, and the manner in which these products and services are managed. Orbital's three business sectors are: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites and related space systems, electronics and sensor systems, satellite ground systems and software, and transportation management systems. Satellite access products include satellite-based navigation, positioning and communications products. Satellite services include satellite-based mobile data communications services, satellite-based remote imaging services, satellite-based automotive information services and satellite-based voice communications services.

The following table presents operating information for the three and six months ended June 30, 1999 and 1998 by business sector. Operating income (loss) is total revenues less costs of goods sold, research and development expenses, selling, general and administrative expenses, and amortization of goodwill. Identifiable assets are those assets used in the operations of each business. There were no significant sales or transfers between consolidated sectors.

                                                    THREE MONTHS          THREE MONTHS           SIX MONTHS           SIX MONTHS
(In thousands)                                          1999                  1998                  1999                 1998
--------------                                          ----                  ----                  ----                 ----

SPACE AND GROUND
  INFRASTRUCTURE SYSTEMS:
    Revenues                                       $      195,356        $       155,701       $      370,604      $      312,042
    Operating income                                       17,373                 16,630               32,482              35,509
    Identifiable assets (1)                                    --                     --              757,376             593,818
    Capital expenditures                                   14,138                 11,686               26,417              19,291
    Depreciation and amortization                           8,639                  9,000               17,452              16,331

SATELLITE ACCESS PRODUCTS:
    Revenues                                       $       32,411        $        28,556       $       58,583      $       58,310
    Operating loss                                         (2,222)                (7,597)              (5,055)            (11,473)
    Non-controlling interests in (earnings)
        losses of consolidated subsidiaries                 1,662                  1,886                3,189               3,999
    Identifiable assets (1)                                    --                     --              140,647             127,392
    Capital expenditures                                      690                    761                1,371               1,265
    Depreciation and amortization                           2,194                  1,000                4,163               2,472

SATELLITE SERVICES:
    Revenues                                       $        4,519        $           259       $        7,437      $          323

    Operating loss                                         (2,647)                  (782)             (11,287)             (2,420)
    Equity in earnings (losses) of
        affiliates                                        (19,537)                (8,213)             (40,137)            (18,890)
    Non-controlling interests in (earnings)
        losses of consolidated subsidiaries                   612                    349                2,564               1,116
    Identifiable assets (1)                                    --                     --              291,469             241,528
    Capital expenditures                                    4,459                     28                4,462                 441
    Depreciation and amortization                             499                     --                1,125                  --

CONSOLIDATED:
    Revenues                                       $      232,286        $       184,516       $      436,624      $      370,675
    Operating income                                       12,504                  8,251               16,140              21,616
    Equity in earnings (losses) of
        affiliates                                        (19,537)                (8,213)             (40,137)            (18,890)
    Non-controlling interests in (earnings)
        losses of consolidated subsidiaries                 2,274                  2,235                5,753               5,115
    Identifiable assets (1)                                    --                     --            1,189,492             962,738
    Capital expenditures                                   19,287                 12,475               32,250              20,997
    Depreciation and amortization                          11,332                 10,000               22,740              18,803
                                                   --------------        ---------------       --------------      --------------

(1) Identifiable assets are as of June 30, 1999 and December 31, 1998.


(4)    BUSINESS COMBINATIONS AND INVESTMENTS IN AND ADVANCES TO AFFILIATES

During the second quarter of 1999, the company finalized a $50,000,000 joint venture with The Hertz Corporation ("Hertz") whereby Hertz will offer Orbital's automotive navigation systems in its rental cars in the U.S., Canada and Europe. Under the terms of the joint venture agreement, the company will receive a 60% interest in the venture in exchange for a $30,000,000 investment. The company had contributed $3,000,000 of its total investment through June 30, 1999, with the balance to be paid over the next nine months.

In May 1999, the company acquired all the assets and certain liabilities of the space robotics division of Toronto-based Spar Aerospace Limited ("Spar") for approximately $43,000,000. The company paid one-half of the purchase price in cash at closing and issued an unsecured 8% note, due May 2000, for the remainder. The company will account for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $48,000,000. Orbital anticipates that the excess of purchase price over net assets acquired will be amortized on a straight-line basis over 30 years. However, the final amortization period as well as the final allocation of purchase price to net assets acquired will be determined as appraisals and other studies are completed.

In May 1999, the company also entered into a $37,000,000 long-term license agreement with the British Columbia provincial government whereby the company obtained the exclusive rights to use certain government information databases (the "License Agreement"). The company intends to provide internet-based services pursuant to the License Agreement. The company paid approximately $14,000,000 in cash and issued a note for $23,000,000 due 2001 to acquire the license.

The company provided ORBCOMM Global, L.P. $34,000,000 in capital and $7,000,000 of deferred invoicing for work performed under a satellite and launch procurement contract (approximately one-half of the deferred invoicing has been advanced to Orbital by an affiliate of Teleglobe, Inc.) during the first half of 1999.

(5)    INCOME TAXES

The company has recorded its interim income tax provision (for U.S. Federal and state taxes and foreign taxes) based on an estimate of its full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(6)    EARNINGS PER SHARE

Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income (loss) per common share, assuming dilution, is calculated using the weighted average number of common and common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's convertible notes, after giving effect to all net income adjustments that would result from the assumed conversion.

Net income (loss) and outstanding shares of common stock used in calculating earnings per share differed from those amounts reported in the consolidated financial statements as follows:

                                                   Three Months Ended
                                                     June 30, 1999                Three Months Ended June 30, 1998
                                                     -------------                --------------------------------
                                                      Net Income               Net Income               Net Income Per
                                                      (Loss) Per               Per Common                Common Share,
(In thousands)                                       Common Share                 Share                 Assuming Dilution
--------------                                       ------------                 ------                -----------------

  Net income (loss)                               $      (10,149)            $      5,998                 $      5,998
  Assuming conversion of convertible notes                    --                       --                        1,145
                                                  --------------             ------------                 ------------
      Net income (loss), as adjusted              $      (10,149)            $      5,998                 $      7,143
                                                  ==============             ============                 ============

  Outstanding common shares                               37,205                   36,902                       36,902
  Effect of weighting outstanding shares                      (8)                    (922)                        (922)
  Stock options (treasury method)                             --                       --                        1,264
  Convertible notes                                           --                       --                        3,571
                                                  --------------             ------------                 ------------
      Adjusted shares                                     37,197                   35,980                       40,815
                                                  ==============             ============                 ============

                                                   Six Months Ended
                                                     June 30, 1999                 Six Months Ended June 30, 1998
                                                     -------------                 ------------------------------
                                                      Net Income                Net Income               Net Income Per
                                                       (Loss) Per               Per Common                Common Share,
(In thousands)                                       Common Share                 Share                 Assuming Dilution
--------------                                       ------------                 ------                -----------------

  Net income (loss)                               $      (26,020)            $     10,743                 $     10,743
  Assuming conversion of convertible notes                    --                       --                        1,460
                                                  --------------             ------------                 ------------
      Net income (loss), as adjusted              $      (26,020)            $     10,743                 $     12,203
                                                  ==============             ============                 ============

  Outstanding common shares                               37,205                   36,902                       36,902
  Effect of weighting outstanding shares                     (37)                  (2,493)                      (2,493)
  Stock options (treasury method)                             --                       --                        1,304
  Convertible notes                                           --                       --                        3,571
                                                  --------------             ------------                 ------------
      Adjusted shares                                     37,168                   34,409                       39,284
                                                  ==============             ============                 ============

In periods of net loss, the assumed conversion of convertible notes and stock options are anti-dilutive. For the three and six months ended June 30, 1999, adjusted shares, assuming conversion of convertible notes and the dilutive impact of outstanding stock options, would have been 41,544,655 and 41,733,440, respectively.

(7)    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and associated differences are as follows:

                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                 (In thousands)                        1999             1998                1999               1998
                 --------------                        ----             ----                ----               ----

Differences between net income (loss), as
  reported, and comprehensive income (loss):
Net income (loss), as reported                    $    (10,149)     $      5,998        $   (26,020)       $     10,473
Unrealized gains (losses) on
  short-term investments                                    --                --                 --                (136)
Translation adjustments                                    840              (758)             1,165                (515)
                                                  ------------      ------------        -----------        ------------
      Comprehensive income (loss)                 $     (9,309)     $      4,852        $   (24,855)       $      9,822
                                                  ============      ============        ===========        ============

Accumulated differences between
  net income (loss), as reported, and
  comprehensive income (loss):
Beginning of period                               $     (6,900)     $     (4,564)       $    (7,225)       $     (4,671)
Unrealized gains (losses) on
  short-term investments                                    --                --                 --                (136)
Translation adjustments                                    840              (758)             1,165                (515)
                                                  ------------      ------------       ------------        ------------
      End of period                               $     (6,060)     $     (5,322)      $     (6,060)       $     (5,322)
                                                  ============      ============       ============        ============


(8)    COMMITMENTS AND CONTINGENCIES

In March 1999, the company signed a merger agreement with Lowrance Electronics, Inc. ("Lowrance"), a leading manufacturer of marine and recreational electronics using GPS-satellite navigation and sonar technology. Under the terms of the merger, the company will acquire all the outstanding common stock of Lowrance and Lowrance stockholders will receive between 745,000 and 1,250,000 shares of Orbital common stock, based on the fair market value of its stock prior to closing. The transaction is expected to close in the second half of 1999. Closing is subject to completion of securities registration requirements, regulatory approvals and Lowrance stockholder approval.

During the first quarter of 1999, a number of class action lawsuits were filed in the U.S. District Court for the Eastern District of Virginia (the "District Court") against the company, an officer and an officer/director alleging violations of the federal securities laws, on behalf of purchasers of the company's stock during the period from April 21, 1998 through February 16, 1999, and seeking monetary damages. On May 21,1999, the cases were consolidated into a single class action and, on May 28, 1999, an amended consolidated class action complaint was filed with the District Court. An additional class action complaint was filed on behalf of purchasers of call options on July 1, 1999. The District Court consolidated that case with the previous action on July 30, 1999. While the amounts to be claimed may be substantial, the company believes that the allegations are without merit and intends to defend vigorously against such allegations.

On July 15, 1999, a class action complaint was filed by Veston W. Bush, Jr. on behalf of a class comprised of purchasers and lessees of a high precision GPS product manufactured by the company (as a successor to Ashtech Inc.) against Sokkia Corporation and certain of its affiliates, the company and others in the Circuit Court of Henry County, Alabama. The complaint alleges breach of contract and warranty claims and seeks unspecified compensatory and punitive damages.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements included in this discussion relating to future revenues, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, "Year 2000" issues, the outcome of pending litigation and the performance of our affiliates, Orbital Imaging Corporation ("ORBIMAGE"), ORBCOMM Global L.P. ("ORBCOMM") and CCI International NV ("CCI"), are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, achievements or investments of Orbital to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements. Such factors include general economic and business conditions, launch results, product performance, risks associated with government contracts, market acceptance of consumer and industrial products, the introduction of products and services by competitors, risks associated with acquired businesses, the availability of required capital, our ability and the ability of our customers and suppliers to assess and correct timely and accurately "Year 2000" issues, market acceptance of new products and technologies, risks associated with long-term contracts, the effects of pending or possible litigation or government investigations and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" included in our Annual Report on Form 10-K for the year ended December 31, 1998.

Our products and services are grouped into three business sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites and related space systems, electronics and sensor systems, satellite ground systems and software and transportation management systems. Our satellite access products sector consists of satellite-based navigation, positioning and communications products. Satellite services include the following services provided by our affiliates, ORBCOMM, ORBIMAGE and CCI and our subsidiaries, Radarsat International Inc. ("RSI") and Orbital Navigation Corporation ("ORBNAV"): satellite-based mobile data communications services, satellite-based remote imaging services, satellite-based automotive information services and satellite-based voice communications services. We do not control the operational and financial affairs of ORBCOMM, ORBIMAGE or CCI and consequently their financial results are not consolidated with our results.

RECENT DEVELOPMENTS. During the second quarter of 1999, we finalized a $50,000,000 joint venture with The Hertz Corporation ("Hertz") whereby Hertz will offer our automotive navigation systems in its rental cars in the U.S., Canada and Europe. Under the terms of the joint venture agreement we will receive a 60% interest in the venture in exchange for a $30,000,000 investment. We have contributed $3,000,000 of our total investment through June 30, 1999, with the balance to be paid in several installments through March 31, 2000.

In May 1999, we acquired all the assets and certain liabilities of the space robotics division of Toronto-based Spar Aerospace Limited for approximately $43,000,000, (the "Spar Acquisition"). We paid approximately one-half of the purchase price in cash at closing and issued an unsecured 8% note, due May 2000 for the remainder. We will account for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $48,000,000. Orbital anticipates that the excess of purchase price over net assets acquired will be amortized on a straight-line basis over 30 years. However, the final amortization period as well as the final allocation of purchase price to net assets acquired will be determined as appraisals and other studies are completed.

In May 1999, we also entered into a $35,000,000 long-term license agreement with the British Columbia provincial government, whereby we obtained the exclusive rights to use certain government information databases (the "License Agreement"). We intend to provide internet-based services using these databases pursuant to the License Agreement. We paid approximately $14,000,000 in cash and issued a note for $23,000,000 due 2001 to acquire the license.

In March 1999, we signed a merger agreement with Lowrance Electronics, Inc. ("Lowrance"), a leading manufacturer of marine and recreational electronics using GPS-satellite navigation and sonar technology. Under the terms of the merger, we will acquire all the outstanding common stock of Lowrance and Lowrance stockholders will receive between 745,000 and 1,250,000 shares of our common stock, based on the fair market value of our stock prior to closing. The transaction is expected to close in the second half of 1999. Closing is subject to completion of securities registration requirements, regulatory approvals and Lowrance stockholder approval.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES. Our consolidated revenues for the three-month periods ended June 30, 1999 and 1998 were $232,286,000 and $184,516,000, respectively. Consolidated revenues for the six-month periods ended June 30, 1999 and 1998 were $436,624,000 and $370,675,000, respectively.

Space and Ground Infrastructure Systems. Revenues from our space and ground infrastructure systems sector totaled $195,356,000 and $155,701,000 for the three months ended June 30, 1999 and 1998, respectively. Revenues from this sector totaled $370,604,000 and $312,042,000 for the six months ended June 30, 1999 and 1998, respectively.

Revenues from launch vehicles decreased to $36,834,000 in the second quarter of 1999 from $47,387,000 in the second quarter of 1998, and to $80,306,000 for the six months ended June 30, 1999 from $93,427,000 for the six months ended June 30, 1998. The decrease in 1999 revenues compared to 1998 revenues is primarily attributable to launch delays caused by late delivery of customer satellites and payloads.

For the three months ended June 30, 1999, satellite and related space systems revenues were $86,902,000 as compared to $57,051,000 for the three months ended June 30, 1998. Satellite and related space systems revenues increased to $154,174,000 for the six months ended June 30, 1999 as compared to $118,583,000 for the six months ended June 30, 1998. Revenues during the first half of 1999 included sales generated by the Spar Acquisition of approximately $13,738,000 for the three- and six-month periods ended June 30, 1999. The remaining increase in satellite and related space systems revenues is due to revenues generated, in part, from a new commercial geosynchronous satellite contract received in 1998.

Revenues from electronics and sensor systems increased to $36,804,000 for the three months ended June 30, 1999 from $29,464,000 for the three months ended June 30, 1998, and to $72,617,000 for the six months ended June 30, 1999 from $56,812,000 for the six months ended June 30, 1998. The overall increase in 1999 is primarily due to an increase in revenues of transportation management systems attributable to an acquisition in late 1998 as well as new contract awards in early 1999.

Revenues from our satellite ground systems and software products were $34,816,000 for the three months ended June 30, 1999 as compared to $21,799,000 for the three months ended June 30, 1998, and $63,507,000 for the six months ended June 30, 1999 as compared to $43,220,000 for the six months ended June 30, 1998. Revenues during the first half of 1999 included sales generated pursuant to the License Agreement of $5,530,000 for the three- and six-month periods ended June 30, 1999. The remaining increase in 1999 revenues is due to work performed on orders received in 1998 for a new remote imaging system and other satellite ground systems and system upgrades.

Space and ground infrastructure revenues include sales to our noncontrolled and unconsolidated affiliates of $32,963,000 for the three months ended June 30, 1999 and $27,119,000 for the three months ended June 30, 1998. Sales to affiliates decreased for the six months ended June 30, 1999 to $65,170,000 from $70,270,000 for the six months ended June 30, 1998.

Satellite Access Products. Revenues from sales of satellite-based navigation, positioning and communications products increased to $32,411,000 for the three months ended June

30, 1999 from $28,556,000 for the three months ended June 30, 1998. Satellite access products revenues were $58,583,000 for the six months ended June 30, 1999 as compared to $58,310,000 for the six months ended June 30, 1998.

Satellite Services. Revenues for this sector of $4,519,000 and $7,437,000 for the three and six months ended June 30, 1999, respectively, includes those revenues generated by ORBCOMM USA, L.P. ("ORBCOMM USA"), ORBNAV and RSI. We expect these revenues to increase throughout 1999.

GROSS MARGINS/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to sales of commercial products and under various development and production contracts. Gross profit margin depends on a number of factors, including our mix of contract types and costs incurred thereon in relation to estimated costs. Our gross margins for the second quarter of 1999 were $54,832,000 as compared to $50,851,00 in the second quarter of 1998. Orbital's gross margins for the first half of 1999 were $101,143,000 as compared to $102,225,000 for the first half of 1998. Gross profit margins as a percentage of revenues were approximately 23% for the three- and six-month periods ended June 30, 1999 and 27% for the three- and six-month periods ended June 30, 1998.

Space and Ground Infrastructure Systems. Gross margins from our space and ground infrastructure systems sector were $42,585,000 (or 22% of sector revenues) and $41,988,000 (or 27% of sector revenues) for the three months ended June 30, 1999 and 1998, respectively. Gross margins for this sector were $81,051,000 (or 22% of sector revenues) and $84,828,000 (or 27% of sector revenues) for the six months ended June 30, 1999 and 1998, respectively. Gross margins for the different infrastructure product lines were as follows:

                                          Three Months Ended June 30,      Six Months Ended June 30,
                                            1999               1998         1999               1998
                                            ----               ----         ----               ----

Launch vehicles                              24%                25%          22%                26%
Satellites and related space systems         21%                28%          21%                28%
Electronics and sensor systems               25%                27%          26%                28%
Ground systems and software                  18%                29%          21%                28%

The decrease in launch vehicle gross margins in 1999 is primarily due to launch delays caused by late deliveries of customer satellites and payloads and to completing work on certain less profitable space and suborbital launch vehicle contracts. The decrease in gross margins for satellites and related space systems is due to work performed on a large, commercial, geosynchronous satellite contract won in late 1998 that contains a significant amount of lower margin, external subcontract effort, and from lower margins from work performed on contracts assumed in the Spar Acquisition. Gross margins for ground systems and software decreased due to (i) an increase in the amount of lower margin, subcontract work on several contracts, (ii) lower margins on various new defense contracts and (iii) lower margins from sales pursuant to the License Agreement.

Satellite Access Products. Gross margins for satellite access products were generally consistent at 34% for the three and six months ended June 30, 1999 and 1998.

Satellite Services. This sector had gross margins (losses) of $1,528,000 and ($721,000) during the second quarter of 1999 and 1998, respectively, and $13,000 and ($2,295,000) during the first half of 1999 and 1998, respectively. The improvement in 1999 gross margins is primarily attributable to higher margins on sales generated by RSI.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses for the three months ended June 30, 1999 and 1998 were $10,116,000 (or 4% of revenues) and $11,451,000 (or 6% of revenues), respectively. Research and development expenses were $20,118,000 (or 5% of revenues) and $20,016,000 (or 5% of revenues) for the six months ended June 30, 1999 and 1998, respectively. Research and development expenses relate primarily to the development of new or improved satellite access products, improved launch vehicles and new satellite initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, legal, administrative and general management functions of the company. Selling, general and administrative expenses for the three months ended June 30, 1999 and 1998 were $28,983,000 (or 13% of revenues) and $29,171000 (or 16% of revenues), respectively. Selling, general and administrative expenses for the six months ended June 30, 1999 and 1998 were $58,796,000 (or 14% of revenues) and $56,655,000 (or 15% of revenues), respectively.

NET INVESTMENT INCOME (EXPENSE). Net investment income (expense) was ($3,362,000) and $154,000 for the three months ended June 30, 1999 and 1998, respectively. Net investment income (expense) was ($4,450,000) and $414,000 for the six months ended June 30, 1999 and 1998, respectively. Investment income (expense) reflects interest earnings on short-term investments and realized gains and losses on investments, reduced by interest expense of $4,122,000 and $1,272,000 on outstanding debt for the three months ended June 30, 1999 and 1998, respectively, and by $5,888,000 and $1,460,000 for the six months ended June 30, 1999 and 1998, respectively. Interest expense has been reduced by capitalized interest of $2,610,000 and $4,655,000 for the second quarter of 1999 and 1998, respectively, and by $5,272,000 and $8,754,000 for the first half of 1999 and 1998, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates net of non-controlling interests in (earnings) losses of consolidated subsidiaries were ($17,263,000) and ($5,978,000) for the three months ended June 30, 1999 and 1998, respectively, and were ($34,384,000) and ($13,775,000) for the six months ended June

30, 1999 and 1998, respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure systems to ORBCOMM, ORBIMAGE and CCI, (ii) our proportionate share of ORBCOMM's, ORBCOMM International Partners. L.P.'s, ORBIMAGE's and CCI's current period earnings and losses and (iii) non-controlling stockholders' proportionate share of ORBCOMM USA's, and Magellan Corporation's current period earnings and losses. The increase in losses during the first half of 1999 is primarily due to ORBCOMM's (i) increased operational expenses relating to the roll-out of global commercial services, (ii) increased interest expense and (iii) increased system depreciation expenses resulting from ORBCOMM's satellites being placed in service in late 1998. We expect equity in losses of affiliates in 1999 to be significantly higher than 1998, primarily due to increased losses at ORBCOMM.

PROVISION FOR INCOME TAXES. We recorded an income tax provision of $2,028,000 and $1,222,000 for the three months ended June 30, 1999 and 1998, respectively, and of $3,326,000 and $2,305,000 for the six months ended June 30, 1999 and 1998, respectively. The provision in both periods was entirely due to foreign taxes attributable to our Canadian operations. Our interim income tax provision is based on an estimate of our full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

NET INCOME (LOSS). Our consolidated net income (loss) for the three months ended June 30, 1999 and 1998 was ($10,149,000) and $5,998,000, respectively, and
($26,020,000) and $10,473,000 for the six months ended June 30, 1999 and 1998, respectively. Our space and ground infrastructure systems sector generated net income of $16,621,000 and $18,487,000 for the second quarter of 1999 and 1998, respectively, and $31,207,000 and $33,671,000 for the first half of 1999 and 1998, respectively. The satellite access products sector reported net losses of $1,270,000 and $5,761,000 for the second quarter of 1999 and 1998, respectively, and $2,836,000 and $7,527,000 for the first half of 1999 and 1998, respectively. Our satellite services sector reported net losses of $25,499,000 and $6,728,000 for the second quarter of 1999 and 1998, respectively, and $54,390,000 and $15,401,000 for the first half of 1999 and 1998, respectively.

Our satellite access products sector has introduced new products and formed new business alliances in early 1999 and has implemented significant cost savings measures. Consequently, we expect the trend of reduced losses to continue in 1999. The increased losses experienced in our satellite services sector are expected to continue in 1999, primarily as a result of increased losses at ORBCOMM as discussed above. The satellite services sector also includes the results of our equity-method investment in CCI. We are currently renegotiating the terms of our investment with CCI. If CCI is unable to raise additional capital and make operational progress, or if an adequate market for its products and services does not develop, we may be required to write-off all, or a portion, of our $20,200,000 investment.


LIQUIDITY AND CAPITAL RESOURCES

Our growth has required, and continues to require, substantial capital to fund investments in affiliates, business acquisitions, expanding working capital needs, new business initiatives, research and development and capital expenditures. We have funded these requirements to date, and expect to fund our future requirements, through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings. We expect to continue to pursue potential acquisitions, new business opportunities and equity investments that we believe would enhance our businesses and to fund such transactions through existing cash and loan facilities as well as through the issuance of new equity, debt and/or asset-based financings along with cash from operations.

Cash and investments were $42,830,000, and total debt obligations were $354,612,000 at June 30, 1999. The outstanding debt is comprised primarily of our $100,000,000 5% convertible subordinated notes, advances under our revolving credit facilities, secured and unsecured notes, and asset-based financings. Cash and investments at June 30, 1999 included approximately $7,585,000 restricted against outstanding letters of credit. Our current ratio was 1.1 and 1.2 at June 30, 1999 and December 31, 1998, respectively.

Our primary revolving credit facility provides for total borrowings from a syndicate of banks of up to $200,000,000. Borrowings of $152,000,000 were outstanding under the facility at June 30, 1999 at a weighted average interest rate of 7% and are secured by accounts receivable. The facility prohibits the payment of cash dividends, contains certain covenants with respect to our working capital levels, fixed charges ratio, leverage ratio and net worth, and expires in December 2002. We also issued $45,200,000 of new debt in the first half of 1999 related to various business acquisitions. (See Recent Developments.)

During the first half of 1999, we provided $34,000,000 in capital to ORBCOMM. In addition, during the first half of 1999, we deferred invoicing ORBCOMM for approximately $7,000,000 of work performed under our ORBCOMM satellite and launch procurement agreement and will defer additional invoicing during the remainder of 1999. Approximately one-half of the deferred invoice amounts has been, and is expected to continue to be, advanced to Orbital by Teleglobe Inc. ORBCOMM will require additional funding in 1999, and is analyzing different capital raising alternatives. If ORBCOMM is unsuccessful at raising any outside capital, we estimate that our portion of the remaining projected ORBCOMM funding requirements for 1999 may be up to $30,000,000.

In addition to our investment in ORBCOMM, for the six months ended June 30, 1999, we invested approximately $36,500,000 in business and other asset acquisitions (See Recent Developments) and $31,442,000 in capital expenditures for various satellite, launch vehicle and other infrastructure production, manufacturing and test equipment, leasehold improvements and office equipment. Our operations provided net cash of approximately $46,243,000 in the first half of 1999.

During the first half of 1999, we amended our credit facility and our $20,000,000 term loan to allow us to provide additional capital to ORBCOMM and to complete certain transactions. In addition, we obtained a waiver on a leverage ratio in our primary credit facility to provide full availability under that facility. We expect to amend our facility prior to the September 1999 expiration of the waiver and/or to pursue new equity and debt financings that if successful, may not require any modification or amendment to the facility. We expect that our capital needs for the remainder of 1999 will be provided by potential new equity and/or debt financings, as well as by working capital, cash flows from operations, existing credit facilities, and operating lease arrangements. No assurance can be given that we will be successful in completing any new equity or debt financings or in modifying our credit facility.

We are expanding our offices and satellite-related engineering, manufacturing and operations facilities adjacent to our Dulles, Virginia headquarters in order to consolidate certain operational facilities and office space and provide for future growth. Construction has commenced and is expected to continue into 2001. To finance the majority of this expansion, Orbital has negotiated a built-to-suit agreement with a developer for the office expansion and expects to obtain third-party financing for the engineering, manufacturing and operating facilities.

YEAR 2000 ISSUES

We have developed a plan to prepare for potential "Year 2000" issues with respect to various operational, technical and financial computer-related systems. The plan has been designed to minimize risk to the company and its customers using a standard industry five-phase approach. The five phases are awareness, assessment, renovation, validation and implementation. We have substantially completed the awareness and assessment phases, including a comprehensive inventory of potentially affected systems. In many cases renovation work is well underway and validation testing has been completed with respect to certain critical systems.

We plan to achieve our overall goal of Year 2000 readiness by September 1999. The first half of 1999 was devoted to renovating, validating and implementing our corrective action plan by reprogramming affected software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing affected systems when necessary.

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

As part of the plan, we are surveying our customers, suppliers and other service providers regarding their Year 2000 readiness. At this point we do not believe that any "Year 2000" issues will negatively affect our significant customers (including the U.S. government), key suppliers, or critical service providers and consequently, will not materially impact the company's cash flows or operating results. A "reasonably likely worst case" scenario of the Year 2000 issue for us could include isolated performance problems with engineering, financial and administrative systems; isolated interruption of deliveries from suppliers; product liability or warranty issues; and the temporary inability of key customers to pay amounts due us. Contingency plans are being prepared, and will be implemented if necessary, including having sufficient liquidity available to sustain a temporary interruption of cash receipts during early 2000 and the identification of alternative suppliers for critical components. There can be no assurance that we have identified, or will identify, all "Year 2000" affected systems, suppliers, customers and service providers, or that our corrective action plan will be timely and successful.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar and Japanese yen. At June 30, 1999, the majority of the company's long term debt consisted of its $100,000,000, 5% convertible subordinated notes, due 2002. The fair market value of these convertible securities fluctuates with the company's stock price, and was $93,000,000 at June 30, 1999.

PART II

OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           During the first quarter of 1999, a number of class action lawsuits were filed in the U.S. District Court for the Eastern District of Virginia (the "District Court") against the company, an officer and an officer/director alleging violations of the federal securities laws, on behalf of purchasers of the company's stock during the period from April 21, 1998 through February 16, 1999, and seeking monetary damages. On May 21,1999, the cases were consolidated into a single class action and, on May 28, 1999, an amended consolidated class action complaint was filed with the District Court. An additional class action complaint was filed on behalf of purchasers of call options on July 1, 1999. The District Court consolidated that case with the previous action on July 30, 1999. The District Court also denied the company's motion to dismiss. While the amounts to be claimed may be substantial, the company believes that the allegations are without merit and intends to defend vigorously against such allegations.

           On July 15, 1999, a class action complaint was filed by Veston W. Bush, Jr. on behalf of a class comprised of purchasers and lessees of a high precision GPS product manufactured by the company (as a successor to Ashtech Inc.) against Sokkia Corporation and certain of its affiliates, the company and others in the Circuit Court of Henry County, Alabama. The complaint alleges breach of contract and warranty claims and seeks unspecified compensatory and punitive damages.

ITEM 2.    CHANGES IN SECURITIES

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           (a) The annual meeting of stockholders of the Company was held on May 14, 1999.

           (b)    Not applicable.

           (c)(i) Election of five directors, each serving for a three-year term ending in 2002:

                  Kelly H. Burke
                  --------------

                  Votes:      For: 30,139,420
                              Withheld: 2,187,515

                  Bruce W. Ferguson
                  ------------------

                  Votes:      For: 30,155,648
                              Withheld: 2,171,287

                  Daniel J. Fink
                  --------------

                  Votes:      For: 30,117,288
                              Withheld: 2,209,648

                  Janice I. Obuchowski
                  --------------------

                  Votes:      For: 30,147,234
                              Withheld: 2,179,701

                  Frank L. Salizzoni
                  ------------------

                  Votes:      For: 30,139,794
                              Withheld: 2,187,141

           (ii) Proposal to approve the adoption of the Orbital Sciences Corporation 1999 Employee Stock Purchase Plan

                  Votes:       For: 31,370,971          Against: 763,260
                                                        Abstain: 192,704

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

           (b)   Reports on Form 8-K.
                 (i) On April 29, 1999, the company filed a Current Report on Form 8-K, dated April 22, 1990, disclosing a change in the company's auditors.
                 (ii) On May 3, 1999, the company filed a Current Report on Form 8-K, dated April 29, 1999, disclosing its financial results for the quarter ended March 31, 1999.
                 (iii) On May 11, 1999, the company filed a Current Report on Form 8-K, dated May 10, 1999, disclosing its engagement of Pricewaterhouse Coopers LLP as its independent auditor to audit the company's financial statements for the year ended December 31, 1999.
                 (iv) On May 14, 1999, the company filed a Current Report on Form 8-K/A, dated May 13, 1999, filing the response letter of its former auditors to the company's Current Report on Form 8-K filed on April 29, 1999.
                 (v) On May 24, 1999, the company filed a Current Report on Form 8-K, dated May 7, 1999, disclosing its acquisition of assets, including the stock of certain subsidiaries, and assumption of certain liabilities, relating to the Spar Acquisition (the "Spar 8-K").
                 (vi) On May 27, 1999, the company filed a Current Report on Form 8-K/A, dated May 7, 1999, amending the Spar 8-K to include exhibits, other than financial information.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ORBITAL SCIENCES CORPORATION


DATED:  August 16, 1999           By:/s/ DAVID W. THOMPSON
                                     -------------------------------------------
                                     David W. Thompson, President
                                     and Chief Executive Officer

DATED: August 16, 1999            By:/s/ JEFFREY V. PIRONE
                                     -------------------------------------------
                                     Jeffrey V. Pirone, Executive Vice President
                                     and Principal Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.      Description
-----------      -----------

10.1.2 Amendment No. 2, dated as of May 26, 1999, to the Third Amended and Restated Credit and Reimbursement Agreement, dated as of December 21, 1998 among the company and Morgan Guaranty Trust
                 Company of New York, as Administrative Agent. (transmitted herewith)

10.1.3           Amendment No. 3, dated as of July 26, 1999, to the Third
                 Amended and Restated Credit and Reimbursement Agreement, dated as of December 21, 1998 among the company and Morgan Guaranty
                 Trust Company of New York, as Administrative Agent.
                 (transmitted herewith).

10.2.7           Seventh Amendment, dated as of May 27, 1999, to the Note
                 Agreement, dated as of June 14, 1995 between the company and Northwestern Mutual Life Insurance Company (transmitted herewith).

27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities
                 Exchange Act of 1934) (transmitted herewith).