Form 10-Q
period 1999-09-30
ORBITAL SCIENCES CORP /DE/
filed 1999-11-22
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                               SEPTEMBER 30, 1999


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287

                       DELAWARE                                                       06-1209561
  ---------------------------------------------------                  ------------------------------------------
               (State of Incorporation)                                       (IRS Identification number)

               21700 ATLANTIC BOULEVARD
                DULLES, VIRGINIA 20166                                              (703) 406-5000
  ---------------------------------------------------                  ------------------------------------------
       (Address of principal executive offices)                                   (Telephone number)

The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of November 15, 1999, 37,416,772 shares of the registrant's common stock were outstanding.

                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                   A S S E T S
                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                    1999                 1998
                                                                                 -----------         -----------
                                                                                                      (RESTATED)
CURRENT ASSETS:
          Cash and cash equivalents                                              $    21,066         $    17,764
          Restricted cash and short-term investments, at market                       18,174               7,922
          Receivables, net                                                           270,449             205,409
          Inventories, net                                                            65,053              64,710
          Deferred income taxes and other assets                                      11,357               8,252
                                                                                 -----------         -----------
            TOTAL CURRENT ASSETS                                                     386,099             304,057

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
    depreciation and amortization of $122,495 and $103,450, respectively             186,710             157,075

INVESTMENTS IN AND ADVANCES TO AFFILIATES, net                                       200,460             208,196

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
    less accumulated amortization of $37,912 and $27,542, respectively               277,508             228,624

DEFERRED INCOME TAXES AND OTHER ASSETS, less accumulated
   amortization of $1,567 and none, respectively                                      71,543              35,393
                                                                                 -----------         -----------
                            TOTAL ASSETS                                         $ 1,122,320         $   933,345
                                                                                 ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                              $    55,612         $    26,814
          Accounts payable                                                            67,306              39,093
          Accrued expenses                                                           109,480             110,833
          Deferred revenues                                                          143,976              82,364
                                                                                 -----------         -----------
               Total current liabilities                                             376,374             259,104

LONG-TERM OBLIGATIONS, net of current portion                                        313,925             181,281

OTHER LIABILITIES                                                                     13,998               3,007
                                                                                 -----------         -----------
                            TOTAL LIABILITIES                                        704,297             443,392

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                           9,506              17,150

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
               none outstanding                                                           --                  --
          Common Stock, par value $.01; 80,000,000 shares authorized,
               37,395,343 and 37,018,256 shares outstanding, respectively
               after deducting 20,877 shares held in treasury                            374                 370
          Additional paid-in capital                                                 496,651             490,540
          Accumulated other comprehensive income                                      (6,119)             (7,225)
          Accumulated deficit                                                        (82,389)            (10,882)
                                                                                 -----------         -----------
               Total stockholders' equity                                            408,517             472,803

                                                                                 -----------         -----------
                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,122,320         $   933,345
                                                                                 ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                                   FOR THE THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                              -------------------------------------
                                                                  1999                     1998
                                                              ------------             ------------
                                                                                        (RESTATED)

REVENUES                                                      $    248,914             $    187,688

COSTS OF GOODS SOLD                                                194,187                  141,195
                                                              ------------             ------------
GROSS PROFIT                                                        54,727                   46,493

RESEARCH AND DEVELOPMENT EXPENSES                                    9,109                   14,239
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        30,593                   20,979
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                              3,843                    1,983
                                                              ------------             ------------
INCOME FROM OPERATIONS                                              11,182                    9,292


NET INVESTMENT INCOME (EXPENSE)                                     (5,722)                    (667)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                          (37,550)                 (11,747)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                     1,723                    2,458
                                                              ------------             ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                             (30,367)                    (664)

PROVISION FOR INCOME TAXES                                           2,282                      826
                                                              ------------             ------------
NET LOSS                                                      $    (32,649)            $     (1,490)
                                                              ============             ============
NET LOSS PER COMMON SHARE                                     $      (0.87)            $      (0.04)


SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE              37,384,519               36,757,055
                                                              ============             ============

     See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                                   FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                              -------------------------------------
                                                                 1999                      1998
                                                              ------------             ------------
                                                                                        (RESTATED)
REVENUES                                                      $    685,538             $    558,363

COSTS OF GOODS SOLD                                                529,668                  409,645
                                                              ------------             ------------
GROSS PROFIT                                                       155,870                  148,718

RESEARCH AND DEVELOPMENT EXPENSES                                   29,227                   34,255
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        89,389                   77,634
AMORTIZATION OF EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED                                              9,932                    5,921
                                                              ------------             ------------
INCOME FROM OPERATIONS                                              27,322                   30,908


NET INVESTMENT INCOME (EXPENSE)                                    (13,410)                  (3,745)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                          (87,287)                 (43,796)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                     7,476                    7,573
                                                              ------------             ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                             (65,899)                  (9,060)

PROVISION FOR INCOME TAXES                                           5,608                    3,131
                                                              ------------             ------------
NET LOSS                                                      $    (71,507)            $    (12,191)
                                                              ============             ============


NET LOSS PER COMMON SHARE                                     $      (1.92)            $      (0.35)


SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE              37,240,742               35,199,984
                                                              ============             ============

     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                     FOR THE NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                 -------------------------------
                                                                                                   1999                  1998
                                                                                                 ---------             ---------
                                                                                                                       (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET LOSS                                                                                    $ (71,507)            $ (12,191)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED
           IN) OPERATING ACTIVITIES:
                Depreciation and amortization expenses                                              36,302                27,300
                Amortization of prepaid financing costs                                              1,664                 5,579
                Equity in losses of affiliates                                                      87,287                43,796
                Non-controlling interests in losses of consolidated subsidiaries                    (7,476)               (7,573)
                Loss on sales of assets                                                                992                    --
                Foreign currency translation adjustments                                             1,711                (1,076)
        CHANGES IN ASSETS AND LIABILITIES:
             (Increase) decrease in current and other non-current assets                           (32,405)              (34,320)
             Increase (decrease) in current and other non-current liabilities                       36,720                (6,349)
                                                                                                 ---------             ---------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    53,288                15,166
                                                                                                 ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                          (47,158)              (33,259)
     Payments for business combinations                                                            (26,374)                   --
     Purchase of other assets                                                                      (14,006)                   --
     Purchases, sales and maturities of available-for-sale investment securities, net               (8,276)                8,510
     Investments in and advances to affiliates, net                                                (74,946)              (83,260)
                                                                                                 ---------             ---------
             NET CASH USED IN INVESTING ACTIVITIES                                                (170,760)             (108,009)
                                                                                                 ---------             ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                            135                17,440
     Principal payments on long-term obligations                                                   (90,476)              (79,283)
     Net proceeds from issuances of long-term obligations                                          205,000                27,000
     Net proceeds from issuances of common stock                                                     6,115               160,777
                                                                                                 ---------             ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                             120,774               125,934
                                                                                                 ---------             ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 3,302                33,091


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      17,764                12,553
                                                                                                 ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $  21,066             $  45,644
                                                                                                 =========             =========

     See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

(1)      BASIS OF PRESENTATION

Orbital Sciences Corporation, together with its subsidiaries, is hereafter referred to as "Orbital" or the "company." As discussed below, the company is continuing to work to resolve certain pending questions relating to previously published financial data, which may also affect current financial data. Accordingly, the accompanying financial statements are preliminary. These preliminary financial statements reflect the company's determination of the effects of presently known adjustments as discussed in Note 2 below. The resolution of the pending matters could result in further adjustments to the financial statements for any or all of the periods presented in this Report on Form 10-Q. Neither the company's current nor its former independent auditors have reviewed or approved the preliminary results reported herein.

In the opinion of management and subject to potential additional adjustments that might be necessary as described below, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1998 (provided that the company's consolidated financial statements and the footnotes thereto included in such Annual Report on Form 10-K have not yet been revised to reflect the restatement and the unresolved pending accounting matters discussed in Notes 1 and 2 hereto). Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

Pending Matters

The company's current auditors have raised questions arising out of prior year valuations of the company's subsidiary, Magellan Corporation ("Magellan"), reflected in the company's audited 1997 and 1998 financial statements. These questions are still under review, and the effect of a change in previously audited and unaudited financial statements as well as these unaudited financial statements, if any, relating to Magellan has not yet been determined. In addition, the company's current auditors have questions pertaining to the company's accounting for certain transactions related to its investments in Orbital Imaging Corporation ("ORBIMAGE") and CCI International, N.V. ("CCI") in addition to those discussed below. There can be no assurance that the company's current auditors or its previous auditors will not raise additional questions.

Final resolution of these matters, including the determination of the impact of any resultant changes, has not been completed. Accordingly, the accompanying financial statements are preliminary, and may change as a result of resolution of the issues that remain under discussion. The company is seeking to resolve these matters as expeditiously as possible. Once the outstanding issues are resolved, the company plans to publish revised financial data.

(2)      RESTATEMENTS

As a result of the events described below, management has determined to revise its previously audited accounting treatment with respect to its investments in its affiliates, ORBIMAGE and CCI. Orbital's previous independent auditors reviewed and approved the company's prior accounting treatment and had concluded that the company's financial statements were fairly presented in accordance with generally accepted accounting principles in 1997 and 1998. In preparation for the 1999 audit, the company's current independent auditors questioned certain aspects of the accounting treatment relating to ORBIMAGE and CCI. The company's previous auditors have now changed their position with respect to this accounting treatment and they have informed the company that its financial statements should be restated for fiscal years ended December 31, 1997 and 1998, for the last three quarters of 1997 and for all four quarters of 1998, and that their earlier independent auditors' reports with respect to these periods should no longer be relied upon. (The change with respect to accounting for the CCI investment does not affect 1997 financial statements because the investment was made in 1998.) Upon resolution of the pending matters described in Note 1 above, the company will restate its financial statements for the prior periods and for the first two quarters of 1999. The financial statements contained in this report on Form 10-Q reflect the restatement adjustments described below, but could be modified further depending on resolution of the pending matters described above.

Restatement Adjustments

(a) The company uses the equity method of accounting for its investments in affiliates in which the company has the ability to significantly influence, but not control, such affiliates' operations. Accordingly, Orbital uses the equity method of accounting for its investments in ORBIMAGE and CCI.

As a result of certain participating rights granted to holders of convertible preferred stock of ORBIMAGE, Orbital significantly influences but does not control ORBIMAGE even though it owns substantially all of ORBIMAGE's outstanding common stock. The company's historical audited and unaudited financial statements previously filed with the

Commission reflected the company's application of the equity method of accounting as it pertained to ORBIMAGE based on Orbital's percentage share of ownership of ORBIMAGE calculated to give the effect to the conversion of ORBIMAGE's outstanding convertible preferred stock into ORBIMAGE common stock. Following the notification from the company's previous auditors as described above, the company has revised its application of the equity method of accounting with respect to its investment in ORBIMAGE to now be based upon its common stock ownership percentage without giving effect to the conversion of the preferred stock. The company has also similarly revised its application of the equity method of accounting with respect to its investment in CCI.

This revision of the application of the equity method of accounting related to the company's investments in ORBIMAGE and CCI resulted in Orbital increasing its equity in losses of affiliates for the first half of 1999 and for the three- and nine-month periods ended September 30, 1998 by $5,391,000, $325,000 and $10,130,000, respectively.

(b) ORBIMAGE's preferred stockholders are entitled to receive a cumulative dividend, payable either in cash or in additional shares of convertible preferred stock, and to date all dividends have been paid in additional shares of convertible preferred stock. The company's historical audited and unaudited financial statements previously filed with the Commission did not reflect additional net losses as a result of ORBIMAGE's declaration of such "in-kind" dividends on its convertible preferred stock. Following the notification from the company's previous auditors as described above, Orbital now calculates its equity in losses of affiliates taking into account ORBIMAGE's preferred stock dividends.

This revision of the accounting for ORBIMAGE's preferred stock dividends resulted in Orbital increasing its equity in losses of affiliates by $4,209,000 for the first half of 1999 and by $1,957,000 and $5,311,000 for the three- and nine- month periods ended September 30, 1998, respectively.

(c) The company's historical audited and unaudited financial statements previously filed with the Commission reflected the company's capitalization of interest expense on its investment in ORBIMAGE. Following the notification from the company's previous auditors as described above, Orbital is no longer capitalizing interest expense on its investment in ORBIMAGE.

This revision of the accounting for the capitalization of interest expense resulted in Orbital increasing its reported interest expense (and decreasing its reported capitalized interest expense) by $3,238,000 for the first half of 1999 and by $1,644,000 and $5,136,000 for the three- and nine-month periods ended September 30, 1998, respectively.

(d) The company's historical audited and unaudited financial statements previously filed with the Commission reflected recognition of a gain in the second quarter of 1998 on ORBIMAGE's issuance of common stock purchase warrants, in accordance with Orbital's stated accounting policy on sales of subsidiary and affiliate equity. Following the notification from the company's previous auditors as described above, the company has decreased its reported gain on sale of affiliate equity by $4,793,000 in the second quarter of 1998.

(3)      PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically assesses and evaluates the sufficiency and/or deficiency of estimated liabilities recorded for various operational and business risks and uncertainties. Actual results could differ from these estimates. See also Notes 1 and 2 above.

Certain reclassifications have been made to the 1998 financial statements and footnote disclosures to conform to the 1999 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

(4)      INVENTORIES

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

(5)      DISAGGREGATED FINANCIAL INFORMATION

Orbital's operations are organized into three business sectors, which correspond to different product and service types, the different markets served by such products and services, and the manner in which these products and services are managed. Orbital's three business sectors are: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites and related space systems, electronics and sensor systems and transportation management systems, and satellite ground systems, software, mapping and land information services. Satellite access products include satellite-based navigation, positioning and communications products. Satellite services include satellite-based mobile data communications services, satellite-based remote imaging services, satellite-based automotive information services and satellite-based voice communications services.

The following table presents preliminary operating information for the three and nine months ended September 30, 1999 and 1998 by business sector. Operating income (loss) is total revenues less costs of goods sold, research and development expenses, selling, general and administrative expenses, and amortization of goodwill. Identifiable assets are those assets used in the operations of each business. There were no significant sales or transfers between consolidated sectors.

                                             THREE MONTHS             THREE MONTHS            NINE MONTHS             NINE MONTHS
(In thousands)                                   1999                    1998                     1999                    1998
                                              -----------             -----------             -----------             -----------
                                                                      (Restated)                                       (Restated)
SPACE AND GROUND
  INFRASTRUCTURE SYSTEMS:
    Revenues                                  $   200,067             $   164,512             $   570,671             $   483,308
    Operating income                               15,267                  16,284                  47,748                  49,659
    Identifiable assets (1)                       803,750                 593,818                 803,750                 593,818
    Capital expenditures                           11,953                  10,726                  38,370                  30,017
    Depreciation and amortization                  10,746                   5,439                  28,198                  21,770

SATELLITE ACCESS PRODUCTS:
    Revenues                                  $    44,579             $    23,037             $   103,162             $    74,593
    Operating loss                                   (870)                 (6,047)                 (5,925)                (15,386)
    Non-controlling interests in
     (earnings) losses of consolidated
     subsidiaries                                   1,317                   2,022                   4,506                   6,021
    Identifiable assets (1)                       108,998                 127,392                 108,998                 127,392
    Capital expenditures                            3,774                   1,751                   5,145                   3,016
    Depreciation and amortization                   2,249                   3,058                   6,412                   5,530

SATELLITE SERVICES:
    Revenues                                  $     4,268             $       139             $    11,705                     462
    Operating loss                                 (3,215)                   (945)                (14,501)                 (3,365)
    Equity in earnings (losses) of                (37,550)                (11,747)                (87,287)                (43,796)
     affiliates
    Non-controlling interests in
     (earnings) losses of consolidated
     subsidiaries                                     406                     436                   2,970                   1,552
    Identifiable assets (1)                       209,572                 212,135                 209,572                 212,135
    Capital expenditures                               72                      51                   3,643                     492
    Depreciation and amortization                     567                      --                   1,692                      --

CONSOLIDATED:
    Revenues                                  $   248,914             $   187,688             $   685,538             $   558,363
    Operating income                               11,182                   9,292                  27,322                  30,908
    Equity in earnings (losses) of                (37,550)                (11,747)                (87,287)                (43,796)
     affiliates
    Non-controlling interests in
     (earnings) losses of consolidated
     subsidiaries                                   1,723                   2,458                   7,476                   7,573
    Identifiable assets (1)                     1,122,320                 933,345               1,122,320                 933,345
    Capital expenditures                           15,799                  12,528                  47,158                  33,525
    Depreciation and amortization                  13,562                   8,497                  36,302                  27,300
                                              -----------             -----------             -----------             -----------

(1)  Identifiable assets are as of September 30, 1999 and December 31, 1998.

(6)      BUSINESS COMBINATIONS AND INVESTMENTS IN AND ADVANCES TO AFFILIATES

During the second quarter of 1999, the company through its wholly owned subsidiary, Orbital Navigation Corporation, and The Hertz Corporation ("Hertz") formed a joint venture, Navigation Solutions, L.L.C. ("NavSolutions"). The company, through its Magellan subsidiary, sells automotive navigation systems to NavSolutions, which in turn collects a fee for the use of these systems from Hertz. The company had contributed $13,800,000 as of September 30, 1999, for a 60% noncontrolling interest in the venture. Accordingly, the company currently accounts for this investment using the equity method of accounting. Since September 30, 1999, the company has contributed an additional $3,200,000 to the venture. Under the terms of the joint venture agreement, the company is committed to contribute up to an aggregate of $30,000,000, with the remainder (approximately $13,000,000) to be contributed through mid-2000.

In May 1999, the company acquired all the assets and certain liabilities of the space robotics division of Toronto-based Spar Aerospace Limited ("Robotics") for approximately $43,000,000. The company paid half of the purchase price in cash at closing and issued an unsecured 8% note, due May 2000, for the remainder. The company has accounted for the acquisition using the purchase method of accounting. The liabilities recorded exceeded the tangible and intangible assets acquired resulting in goodwill of approximately $48,000,000. The company has engaged an appraiser to conduct a valuation of Robotics' assets and liabilities to assist in the allocation of the purchase price to the tangible and intangible assets and liabilities. Orbital anticipates that the final purchase accounting adjustments will be recorded in the fourth quarter of 1999.

Also in May 1999, the company entered into a $37,000,000 long-term license agreement with the British Columbia provincial government whereby the company obtained the exclusive rights to use certain government information databases (the "License Agreement"). The company intends to provide Internet-based services pursuant to the License Agreement. The company paid approximately $13,000,000 in cash and borrowed approximately $24,000,000 to acquire the license. The cost of this license is being amortized over ten years.

The company made cash capital contributions to ORBCOMM Global, L.P. totaling $41,500,000 during the first nine months of 1999. Additionally, the company has deferred invoicing $17,757,000 during the first nine months of 1999 for work performed under two satellite and launch procurement contracts. An affiliate of Teleglobe Inc. has advanced cash to Orbital for approximately half of the deferred invoicing.

Orbital has an equity investment in CCI, a development stage company formed to offer satellite-based voice communications services, which has continued to incur start-up losses. Two other start-up companies that have also been developing similar satellite telecommunications systems recently announced that they are experiencing significant financial difficulties and have filed for bankruptcy protection. CCI needs a significant infusion of capital to complete its contemplated constellation of satellites. Orbital believes that CCI's ability to raise the needed capital in the current financial environment is doubtful and, accordingly, Orbital has concluded that its investment in CCI is impaired. The company recorded a one-time non-cash charge of $19,744,000 during the quarter for its remaining investment in CCI. This charge is included in equity in earnings (losses) of affiliates in the accompanying statement of earnings.

(7)      INCOME TAXES

The company has recorded its interim income tax provision (for U.S. Federal and state taxes and foreign taxes) based on an estimate of its full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(8)      EARNINGS PER SHARE

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

In periods of net loss, the assumed conversion of convertible notes and stock options is anti-dilutive. Accordingly, fully diluted per-share losses are the same as basic losses per share disclosed on the accompanying statements of earnings. For the three and nine months ended September 30, 1999, adjusted shares, assuming conversion of convertible notes and the dilutive impact of outstanding stock options, would have been 41,569,899 and 41,749,105, respectively. For the three and nine months ended September 30, 1998, adjusted shares, assuming conversion of convertible notes and the dilutive impact of outstanding stock options, would have been 41,172,222 and 39,925,234, respectively.

(9)  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and associated differences are as follows:

                                                 THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      SEPTEMBER 30,                            SEPTEMBER 30,
                 (In thousands)                1999                 1998                 1999                 1998
                                             --------             --------             --------             --------
                                                                 (Restated)                                (Restated)
Differences between net income (loss), as
  reported, and comprehensive income
  (loss):
Net loss, as reported                         $(32,649)            $ (1,490)            $(71,507)            $(12,191)
Unrealized gains (losses) on
  short-term investments                            --                  251                   --                  115
Translation adjustments                            (59)                (676)               1,106               (1,191)
                                              --------             --------             --------             --------
      Comprehensive income (loss)             $(32,708)            $ (1,915)            $(70,401)            $(13,267)
                                              ========             ========             ========             ========

Accumulated differences between
  net income (loss), as reported,
  and comprehensive income (loss):
Beginning of period                           $ (6,060)            $ (5,322)            $ (7,225)            $ (4,671)
Unrealized gains (losses) on
  short-term investments                            --                  251                   --                  115
Translation adjustments                            (59)                (676)               1,106               (1,191)
                                              --------             --------             --------             --------
      End of period                           $ (6,119)            $ (5,747)            $ (6,119)            $ (5,747)
                                              ========             ========             ========             ========

(10)     COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

In March 1999, the company signed an agreement to purchase Lowrance Electronics, Inc. ("Lowrance"), a leading manufacturer of marine and recreational electronics using GPS-satellite navigation and sonar technology. The merger agreement originally called for an exchange of Orbital common stock for the outstanding shares of Lowrance, but was amended in September 1999 to require a cash payment of approximately $27,000,000 in exchange for the Lowrance shares. The acquisition has been approved by Lowrance's shareholders, but the closing is subject to the consent of Orbital's primary lenders, who have conditioned their consent on Orbital raising additional equity. If such lender consent is not obtained by December 23, 1999, the merger agreement will terminate unless extended by mutual agreement.

During the first quarter of 1999, a number of class action lawsuits were filed in the U.S. District Court for the Eastern District of Virginia (the "District Court") against the company, an officer and an officer/director alleging violations of the federal securities laws, on behalf of purchasers of the company's stock during the period from April 21, 1998 through February 16, 1999, and seeking monetary damages. On May 21,1999, the cases were consolidated into a single class action and, on May 28, 1999, an amended consolidated class action complaint was filed with the District Court. An additional class action complaint was filed on behalf of purchasers of call options on July 1, 1999, which action was consolidated with the previous action. The District Court also denied the company's motion to dismiss and granted the plaintiff's motion for class certification.

In connection with the company's recent announcement of the restatement of its financial statements for fiscal years 1997, 1998 and the first two quarters of 1999, a class action lawsuit was filed in the District Court on November 10, 1999 against the company, an officer and an officer/director alleging violations of the federal securities laws, on behalf of purchasers of the company's stock and call options during the period from April 22, 1997 through October 29, 1999. On November 19, 1999, the District Court granted the plaintiffs leave to file an amended complaint consolidating the new action with the previously consolidated pending cases. While the amounts to be claimed may be substantial, the company believes that the allegations are without merit and intends to defend vigorously against such allegations.

In October 1999, Orbital entered into a stock purchase agreement with ORBIMAGE pursuant to which Orbital has agreed to purchase up to 2,500,000 shares of ORBIMAGE's common stock for up to $25,000,000. This investment may be made over time in $5,000,000 minimum increments when ORBIMAGE's cash balance falls below $10,000,000. Orbital is required to obtain the consent of one of its lenders in order to make this investment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

As described in Note 2 to the accompanying financial statements, as a result of questions raised by our current auditors and in light of notification from our previous auditors that they have changed their position with respect to certain issues, management has determined to restate its financial statements for the fiscal years ended December 31, 1997 and 1998, for the last three quarters of 1997, for all four quarters of 1998 and the first two quarters of 1999. This restatement relates to the accounting treatment with respect to Orbital's investments in Orbital Imaging Corporation ("ORBIMAGE") and CCI International, N.V. ("CCI"). In addition, there are several pending matters relating to our historical audited and unaudited financial statements that are still under discussion between our current and previous auditors. Accordingly, the financial information contained in this discussion is preliminary. This preliminary financial information reflects our determination of the effects of presently known adjustments as discussed in Note 2 to the accompanying financial statements. The resolution of the pending matters could result in further adjustments to the financial statements for any or all the periods presented in this report on Form 10-Q. We are seeking to resolve these matters as expeditiously as possible. Once the outstanding issues are resolved, we plan to publish revised financial data. Neither our current nor our former auditors has reviewed or approved the preliminary results reported herein.

Certain statements included in this discussion relating to future revenues, expenses, growth rates, net income, preliminary results, liquidity, new business, operational performance schedules, sources and uses of funds, "Year 2000" issues, the outcome of pending litigation and the performance of our affiliates, ORBIMAGE, ORBCOMM Global L.P. ("ORBCOMM"), Navigation Solutions, L.L.C. ("NavSolutions") and CCI, are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or investments of Orbital to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements. Such factors include general economic and business conditions, launch results, product performance, risks associated with government contracts, market acceptance of consumer and industrial products, the introduction of products and services by competitors, risks associated with acquired businesses, the availability of required capital, our ability and the ability of our customers and suppliers to assess and correct timely and accurately "Year 2000" issues, market acceptance of new products and technologies, risks associated with long-term contracts, the effects of pending or possible litigation or government investigations, the outcome of discussions between our current and former auditors and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" included in our Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Our products and services are grouped into three business sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites and related space systems, electronics and sensor systems and transportation management systems, and satellite ground systems, software, mapping and land information services. Our satellite access products sector consists of satellite-based navigation, positioning and communications products. The satellite services sector includes satellite-based mobile data communications services, satellite-based remote imaging services, satellite-based automotive information services and satellite-based voice communications services. This sector includes our share of the income or losses of our unconsolidated affiliates, ORBCOMM, ORBIMAGE, NavSolutions and CCI.

As noted above, the results of operations presented herein for the 1999 and 1998 periods are preliminary.

REVENUES. Our consolidated revenues for the quarter ended September 30, 1999 were $248,914,000 as compared to $187,688,000 for the same quarter last year. Consolidated revenues for the nine-month periods ended September 30, 1999 and 1998 were $685,538,000 and $558,363,000, respectively.

Space and Ground Infrastructure Systems. Revenues from our space and ground infrastructure systems sector totaled $200,067,000 and $164,512,000 for the three months ended September 30, 1999 and 1998, respectively. Revenues from this sector totaled $570,671,000 and $483,308,000 for the nine months ended September 30, 1999 and 1998, respectively.

Revenues from launch vehicles increased to $37,492,000 for the third quarter of 1999 from $34,636,000 in the third quarter of 1998. Year-to-date revenues were $117,798,000 as compared to $128,063,000 for the same period last year. The year-to-date decrease is primarily attributable to launch delays caused by late delivery of customer satellites and payloads, while the quarter-to-quarter increase is due to increased activity on certain contracts.

Satellite and related space systems revenues increased to $92,438,000 for the quarter ended September 30, 1999, as compared to $75,529,000 for the third quarter of 1998. Year-to-date revenues increased to $246,612,000 as compared to $194,112,000 for the same period last year. As discussed in Note 6 to the accompanying financial statements, in May 1999, we acquired the space robotics division of Spar Aerospace Limited ("Robotics"). Robotics' revenues, which are now consolidated in our financial statements, were approximately $19,917,000 and $33,655,000, respectively, for the three- and nine-month periods ended September 30, 1999. The remaining increase in 1999 satellite and related space systems revenues is due, in part, to revenues realized from a new commercial geosynchronous satellite contract received in late 1998.

Revenues from electronics and sensor systems and transportation management systems, increased to $34,557,000 for the quarter ended September 30, 1999 from $29,641,000 for the quarter ended September 30, 1998. Year-to-date revenues increased to $107,174,000 from $93,207,000 for the first three quarters of 1998. The increase in revenues this year is primarily due to new contract awards in early 1999 as well as an increase in transportation management systems revenues. The increase in transportation management systems revenues is partly attributable to our December 1998 acquisition of Raytheon Company's transportation management systems business.

Revenues from our satellite ground systems, software, mapping and land information services were $35,580,000 for the quarter ended September 30, 1999, as compared to $24,706,000 for the same quarter last year, and $99,087,000 for the nine months ended September 30, 1999, as compared to $67,926,000 for the same period last year. These increases are primarily attributable to revenues recognized on work performed on orders received in 1998 for a new remote imaging system and other satellite ground systems and system upgrades as well as increased revenues from mapping and land information services.

Space and ground infrastructure revenues included sales to our noncontrolled and unconsolidated affiliates totaling $34,809,000 and $24,798,000 for the quarters ended September 30, 1999 and 1998, respectively, and $93,742,000 and $95,518,000 for the nine months ended September 30, 1999 and 1998, respectively.

Satellite Access Products. Revenues from sales of satellite-based navigation, positioning and communications products increased to $44,579,000 for the quarter ended September 30, 1999 from $23,037,000 for last year's third quarter. Satellite access products revenues were $103,162,000 for the first three quarters of 1999 as compared to $74,593,000 for the same period last year. The increase is largely due to sales of $19,461,000 in the third quarter of 1999 to NavSolutions discussed in Note 6 to the accompanying financial statements.

Satellite Services. Revenues for this sector totaled $4,268,000 and $139,000 for the third quarters of 1999 and 1998, respectively, and $11,705,000 and $462,000 for the first three quarters of 1999 and 1998, respectively. The increase in revenues this year is primarily attributable to the acquisition of a controlling interest in Radarsat International ("RSI") in the first quarter of 1999.

GROSS MARGINS. Gross profit margin depends on a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to sales of commercial products and to costs incurred under various development and production contracts. Our consolidated gross margin for the third quarter of 1999 was $54,727,000 as compared to $46,493,000 in the third quarter of 1998, and $155,870,000 for the first nine months of 1999 as compared to $148,718,000 for the first nine months of 1998. Consolidated gross profit margins as a percentage of revenues were approximately 22% and 25%, respectively, for the quarters ended September 30, 1999 and 1998, and 23% and 27%, respectively, for the nine-month periods ended September 30, 1999 and 1998.

Space and Ground Infrastructure Systems. Gross margins from our space and ground infrastructure systems sector were $43,143,000 (or 22% of sector revenues) and $39,672,000 (or 24% of sector revenues) for the quarters ended September 30, 1999 and 1998, respectively. Gross margins for this sector were $124,194,000 (or 22% of sector revenues) and $124,363,000 (or 26% of sector revenues) for the nine months ended September 30, 1999 and 1998, respectively. Gross margins percentages by product lines were as follows:

                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                                 1999           1998            1999           1998
                                                 ----           ----            ----           ----
     Launch vehicles                              28%            24%            24%            25%
     Satellites and related space
     systems                                      18%            27%            20%            27%
     Electronics and sensor systems
     and transportation management
     systems                                      27%            30%            26%            26%
     Ground systems, software, mapping
     and land information services                19%            10%            20%            21%

The increase in launch vehicle gross margins in third quarter of 1999 as compared to the same quarter last year is primarily due to increased profits on certain existing contracts. Year-to-date margins declined slightly primarily due to launch delays caused by late deliveries of customer satellites and payloads and to completing work on certain less profitable contracts.

The decrease in gross margins for satellites and related space systems for both the quarter and year-to-date periods is due to work performed on a large commercial geosynchronous satellite contract won in late 1998, which contains a significant amount of lower-margin, external subcontract effort, and from lower margins for work performed on certain contracts.

Gross margins for electronics and sensor systems and transportation management systems declined in the third quarter as compared to the same quarter last year, although margins were the same for the year-to-date periods. The decline in margins in the third quarter is due to reduced profitability on certain transportation management systems contracts.

Gross margins for ground systems, software, mapping and land information services nearly doubled in the third quarter of this year as compared to the same quarter last year due to low gross margins in 1998 on less profitable contracts completed during that period. Year-to-date margins declined slightly due to lower margins from sales pursuant to a British Columbia government license agreement (discussed in Note 6 to the accompanying financial statements) and an increase in the amount of lower margin, subcontract work on several ground systems contracts.

Satellite Access Products. Gross margins percentages for satellite access products were 25% and 33%, respectively, for the quarters ended September 30, 1999 and 1998, and 30% and 37%, respectively, for the nine months ended September 30, 1999 and 1998. The decrease in gross margins in 1999 is primarily due to the increase in sales of lower margin automotive navigation products to NavSolutions as discussed in Note 6 to the accompanying financial statements.

Satellite Services. This sector had gross margins (losses) of $560,000 and ($898,000) during the third quarters of 1999 and 1998, respectively, and $573,000 and ($3,193,000) during the first nine months of 1999 and 1998, respectively. The improvement in 1999 gross margins is primarily attributable to consolidation of RSI operations in 1999 as discussed above.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses for the quarters ended September 30, 1999 and 1998 were $9,109,000 (or 4% of revenues) and $14,239,000 (or 8% of revenues), respectively. Research and development expenses were $29,227,000 (or 4% of revenues) and $34,255,000 (or 6% of revenues) for the first three quarters of 1999 and 1998, respectively. Research and development expenses relate primarily to the development of new or improved satellite access products, improved launch vehicles and new satellite initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, legal, administrative and general management functions of the company. Selling, general and administrative expenses for the quarter ended September 30, 1999 and 1998 were $30,593,000 (or 12% of revenues) and $20,979,000 (or 11% of revenues), respectively. Selling, general and administrative expenses for the nine months ended September 30, 1999 and 1998 were $89,389,000 (or 13% of revenues) and $77,634,000 (or 14% of revenues), respectively.

NET INVESTMENT INCOME (EXPENSE). Net investment income (expense) was ($5,722,000) and ($668,000) for the three months ended September 30, 1999 and 1998, respectively. Net investment income (expense) was ($13,410,000) and ($3,745,000) for the nine months ended September 30, 1999 and 1998, respectively. Net investment income (expense) includes interest earnings on short-term investments and realized gains and losses on investments, net of interest expense. Interest expense, net of interest capitalized, was $7,036,000 and $1,669,000 for the third quarters of 1999 and 1998, respectively, and $16,161,000 and $6,620,000 for the first three quarters of 1999 and 1998, respectively. Capitalized interest was $761,000 and $2,507,000 for the third quarters of 1999 and 1998, respectively, and $2,795,000 and $7,565,000 for the first nine months of 1999 and 1998, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES. Equity in earnings (losses) of affiliates was($37,550,000) and ($11,747,000) for the three months ended September 30, 1999 and 1998, respectively, and was ($87,287,000) and ($43,796,000) for the nine months ended September 30, 1999 and 1998, respectively. These amounts primarily include our proportionate share of the current period earnings and losses of our unconsolidated affiliates (ORBCOMM, ORBIMAGE, CCI and NavSolutions) and the elimination of our proportionate share of profits or losses, when appropriate, on sales to these affiliates. Additionally, the third quarter of 1999 included a one-time non-cash charge of $19,744,000 to write off our investment in CCI as discussed in Note 6 to the accompanying financial statements. In addition to this write-off, equity losses increased in 1999 as compared to 1998, primarily due to an increase in ORBCOMM's losses. ORBCOMM's losses increased due to (i) higher general and administrative expenses relating to the rollout of global commercial services, (ii) increased interest expense and (iii) increased system depreciation expense. ORBCOMM stopped capitalizing interest and began depreciating its full satellite constellation in the fourth quarter of 1998. We expect equity in losses of affiliates in the remainder of 1999 to continue to be significantly higher than last year, primarily due to increased losses at ORBCOMM.

NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Non-controlling interests in (earnings) losses of consolidated subsidiaries were $1,723,000 and $2,458,000 for the three months ended September 30, 1999 and 1998, respectively, and $7,476,000 and $7,573,000 for the nine months ended September 30, 1999 and 1998, respectively. These amounts represent the non-controlling stockholders' proportionate share of ORBCOMM USA's and Magellan's's current period earnings and losses.

PROVISION FOR INCOME TAXES. We recorded an income tax provision of $2,282,000 and $826,000 for the three months ended September 30, 1999 and 1998, respectively, and $5,608,000 and $3,131,000 for the nine months ended September 30, 1999 and 1998, respectively. The provision in both periods was entirely due to foreign taxes attributable to our Canadian operations. Our interim income tax provision is based on an estimate of our full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates of the full year provision.

NET INCOME (LOSS). Our consolidated net income (loss) for the third quarter of 1999 and 1998 was ($32,649,000) and ($1,491,000), respectively, and
($71,507,000) and ($12,191,000) for the first three quarters of 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our growth has required, and continues to require, substantial capital to fund investments in affiliates, business acquisitions, expanding working capital needs, new business initiatives, research and development and capital expenditures. We have funded these requirements to date through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings. As described below, our liquidity is currently constrained primarily as a result of the pending restatement of our financial statements. (See Notes 1 and 2 to the accompanying financial statements). While we believe that cash from operations and available resources are sufficient to fund our core operations through the early part of 2000, to satisfy our capital requirements beyond such core operations we need to raise additional equity and/or debt capital. We are pursuing these alternatives, but no assurance can be given that we will be successful in completing any new equity or debt financings. We are also examining our existing commitments to affiliates and, in particular, are exploring alternative methods to provide additional funds to ORBCOMM as described below. Our inability to raise additional capital may have a material adverse effect on our business.

Cash and investments were $39,240,000 and total debt obligations were $369,537,000 at September 30, 1999. The outstanding debt is comprised primarily of our $100,000,000 5% convertible subordinated notes, advances under several revolving credit facilities, secured and unsecured notes, and asset-based financings. Cash and investments at September 30, 1999 included approximately $18,174,000 restricted against outstanding letters of credit. Our current ratio was 1.1 and 1.2 at September 30, 1999 and December 31, 1998, respectively. Our debt-to-equity ratio was approximately 90% at September 30, 1999 as compared to 44% at December 31, 1998.

Our primary revolving credit facility provides for total borrowings from a syndicate of banks of up to $200,000,000. Borrowings of $164,000,000 were outstanding under the facility at September 30, 1999 at a weighted average interest rate of 7.4% and are secured by accounts receivable. Borrowings of approximately $187,000,000 are currently outstanding. The facility prohibits the payment of cash dividends, contains certain covenants with respect to our working capital levels, fixed charges ratio, leverage ratio and net worth, and expires in December 2002. We also issued $45,200,000 of new debt in the first nine months of 1999 related to various business acquisitions. (See Note 6 to the accompanying financial statements.)

In October, we amended our $200,000,000 primary revolving credit facility in order to receive full availability under the facility. The amendment provides for the resetting of, and waivers to covenants with respect to net worth, leverage and fixed charges ratios. The waivers expire on December 30, 1999.
In exchange for the amendment, we and certain of our subsidiaries are obligated to deliver additional collateral to our syndicate of banks on or before November 30, 1999. The additional collateral currently consists primarily of all intellectual property, all general intangibles, all financial instruments and all stock of certain subsidiaries, not including Magellan. As a result of our announcement in late October that previously audited and unaudited financial results would need to be restated, we are currently unable to borrow additional amounts under the bank facility. We have advised our bank group that, based on the preliminary results through September 30, 1999, we believe we no longer comply with the minimum consolidated net worth covenant and a permitted investment covenant that is tied to net worth, and that adjustments to such covenants will be necessary. There can be no assurance that our syndicate of banks will agree either to adjust the covenants or to waive the defaults. Our inability to resolve these defaults with the banks could have a material adverse effect on our business.

During the first nine months of 1999, we provided $41,500,000 in capital to ORBCOMM. In addition, during this time frame, we deferred invoicing ORBCOMM for approximately $17,800,000 of work performed under our ORBCOMM satellite and launch procurement agreement and anticipate deferring additional invoicing during the remainder of 1999. Approximately one-half of the deferred invoice amounts has been, and is expected to continue to be, advanced to Orbital by Teleglobe Inc. ORBCOMM will require additional funding and Orbital and Telegobe are currently analyzing different capital raising and partner funding alternatives.

In addition to our investment in ORBCOMM, for the nine months ended September 30, 1999, we invested approximately $13,800,000 in NavSolutions, $40,380,000 in business and other asset acquisitions and $47,158,000 in capital expenditures for various satellite, launch vehicle and other infrastructure production, manufacturing and test equipment, leasehold improvements and office equipment. Our operations provided net cash of approximately $53,288,000 during the first nine months of 1999.

We are expanding our offices and satellite-related engineering, manufacturing and operations facilities adjacent to our Dulles, Virginia headquarters in order to consolidate certain operational facilities and office space and provide for future growth. Construction has commenced and is expected to continue into 2001. To finance the majority of this expansion, we have negotiated a built-to-suit agreement with a developer for the office expansion. We are actively pursuing third-party financing for the engineering, manufacturing and operating facilities.

YEAR 2000 ISSUES

Orbital and its operating companies have been engaged in a comprehensive plan to prepare for potential "Year 2000" issues with respect to various operational, technical and financial computer-related systems. The plan was designed to minimize risk to the company and its customers using a standard industry five-phase approach, including awareness, assessment, renovation, validation and implementation, which we have essentially completed.

Activities through September 30, 1999 included renovating, validating and implementing our corrective action plan by reprogramming affected hardware and software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing affected systems when necessary. Actions in the last quarter of the year will include further testing and validation and ensuring Year 2000 compliance of newly introduced system changes.

The total costs to implement our comprehensive plan, which include the previously planned replacement of existing systems to support our overall growth, are estimated to be less than 1% of 1998 revenues. More than 85% of the estimated costs to implement our plan has been incurred so far with the remaining costs expected to be incurred during the remainder of 1999. All costs, including the costs of internal personnel, outside consultants, system replacements and other equipment, will be expensed as incurred, except for the purchase of long-lived assets, which will be capitalized in accordance with our capitalization policies. We have not postponed the implementation or upgrade of other systems as a result of focusing on the Year 2000 plan.

As part of our plan, we have been surveying our customers, suppliers and other service providers regarding their Year 2000 readiness. At this point we believe that any "Year 2000" issues will not negatively impact our significant customers (including the U.S. government), key suppliers or critical service providers and consequently, will not materially impact the company's cash flows or operating results. We will continue to monitor the status of our customers and suppliers through the remainder of the year.

A "reasonably likely worst case" scenario of the Year 2000 issue for us could include isolated performance problems with engineering, financial and administrative systems; isolated interruption of deliveries from suppliers; product liability or warranty issues; and the temporary inability of key customers to pay amounts due us. Contingency plans are being finalized, and will be implemented if necessary, including the identification of alternative suppliers for critical components. There can be no assurance that we have identified, or will identify, all "Year 2000" affected systems, suppliers, customers and service providers, or that our corrective action plan will be timely and successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar and Japanese yen. At September 30, 1999, the majority of the company's long-term debt consisted of its $100,000,000, 5% convertible subordinated notes, due 2002. The fair market value of these convertible securities fluctuates with the company's stock price, and was $111,000,000 at September 30, 1999.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  During the first quarter of 1999, a number of class action lawsuits were filed in the U.S. District Court for the Eastern District of Virginia (the "District Court") against the company, an officer and an officer/director alleging violations of the federal securities laws, on behalf of purchasers of the company's stock during the period from April 21, 1998 through February 16, 1999, and seeking monetary damages. On May 21,1999, the cases were consolidated into a single class action and, on May 28, 1999, an amended consolidated class action complaint was filed with the District Court. An additional class action complaint was filed on behalf of purchasers of call options on July 1, 1999. The District Court consolidated that case with the previous action on July 30, 1999. The District Court also denied the company's motion to dismiss and granted the plaintiff's motion for class certification. In connection with the company's recent announcement of the restatement of its financial reports for fiscal years 1997, 1998 and the first two quarters of 1999, a class action lawsuit was filed in the District Court on November 10, 1999 against the company, an officer and an officer/director alleging violations of the federal securities laws, on behalf of purchasers of the company's stock and call options during the period from April 22, 1997 through October 29, 1999. On November 19, 1999, the District Court granted the plaintiffs leave to file an amended complaint consolidating the new action with the previously consolidated pending cases. While the amounts to be claimed may be substantial, the company believes that the allegations are without merit and intends to defend vigorously against such allegations.

                  As previously reported in the company's Report on Form 10-K for the fiscal year ended December 31, 1998, Thomas van der Heyden filed a lawsuit in December 1998 in the Circuit Court for Montgomery County, Maryland alleging that the company is in actual or anticipatory breach of obligations allegedly imposed on it in a judgment confirming an award granted in an arbitration between van der Heyden and CTA. The plaintiff claims that he is entitled to a sum exceeding $30 million from the company, as successor-in-interest to CTA. The company removed this action to United States District Court for the District of Maryland. In response to a motion by the company, the plaintiff agreed to voluntarily dismiss the action and arbitrate his claims. We believe that the allegations are without merit and intend to vigorously defend against the allegations. In addition, under the terms of the CTA acquisition agreement, we believe we may be entitled to indemnification from CTA for all or a part of any damages arising from the van der Heyden arbitration.


ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" above, we have advised our bank group that, based on the preliminary results through September 30, 1999, we believe we no longer comply with the minimum consolidated net worth covenant and a permitted investment covenant that is tied to net worth, and that adjustments to such covenants will be necessary.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

                  Not applicable

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

                  (b)      Reports on Form 8-K.

                           (i) On July 28, 1999, the company filed a Current Report on Form 8-K, dated July 28, 1999, disclosing its financial results for the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ORBITAL SCIENCES CORPORATION


DATED:  November 22, 1999     By:  /s/ David W. Thompson
                                   ---------------------------------------------
                                   David W. Thompson, President
                                   and Chief Executive Officer


DATED: November 22, 1999      By:  /s/ Jeffrey V. Pirone
                                   ---------------------------------------------
                                   Jeffrey V. Pirone, Executive Vice President
                                   and Principal Financial Officer

                                  EXHIBIT INDEX



The following exhibits are filed as part of this report.

Exhibit No.                  Description
-----------                  -----------

10.12.3                      Performance Share Agreement between the Company and
                             David W. Thompson, James R. Thompson and Jeffrey V.
                             Pirone dated July 21, 1999 (transmitted herewith).

10.12.4                      Performance Share Agreement between the Company and
                             James R. Thompson dated July 21, 1999 (transmitted herewith).

10.12.5                      Performance Share Agreement between the Company and
                             Jeffrey V. Pirone dated July 21, 1999 (transmitted herewith).

11                           Computation of Earnings Per Share

27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange
                             Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities
                             Exchange Act of 1934) (transmitted herewith).