Form 10-K/A
period 1998-12-31
ORBITAL SCIENCES CORP /DE/
filed 2000-04-19
CIK 820736

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                ANNUAL REPORT ON

                                   FORM 10-K/A
                   For the fiscal year ended December 31, 1998
                         COMMISSION FILE NUMBER 0-18287

                                 ---------------

                          ORBITAL SCIENCES CORPORATION
               (Exact name of registrant as specified in charter)

              DELAWARE                                  06-1209561
      (State of Incorporation of                  (I.R.S. Employer I.D.
      Registrant)                                  No.)

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

                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price as reported on the New York Stock Exchange on March 22, 1999 was approximately $767,918,943.

    As of March 22, 1999, 37,182,819 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement dated March 29, 1999 are incorporated by reference in Part III of this Report.
================================================================================

                                EXPLANATORY NOTE

     Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the years ended December 31, 1998, 1997, 1996 and 1995 and its condensed consolidated quarterly financial statements for 1998, 1997, 1996 and 1995. This amendment includes in Item 8 such restated financial statements for the year ended December 31, 1998, and other information relating to such restated financial statements, including Business (Item 1), Selected Financial Data (Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operation (Item 7). Information regarding the effect of the restatements on Orbital's results of operations is included in the Notes to Financial Statements included in Item 8 of this amendment.

     Except for Items 1,6, 7 and 8 and Exhibit 27, no other information included in the original Annual Report on Form 10-K is amended by this Amendment. For current information regarding risks, uncertainties and other factors that may affect Orbital's future performance, please see "Outlook:
Issues and Uncertainties" included in Item 7 of Orbital's Annual Report on Form 10-K for the year ended December 31,1999.


                                TABLE OF CONTENTS

                         ITEM                                                                        PAGE
                         ----                                                                        ----
                                      PART I
                        ITEM 1.       Business                                                         4
                        ITEM 2.       Properties                                                      14
                        ITEM 3.       Legal Proceedings                                               14
                        ITEM 4.       Submission of Matters to a Vote of Security Holders             14
                        ITEM 4A.      Executive Officers of the Registrant                            15

                                      PART II
                        ITEM 5.       Market for Registrant's Common Equity and Related Stockholder
                                      Matters                                                         17
                        ITEM 6.       Selected Financial Data                                         17
                        ITEM 7.       Management's Discussion and Analysis of Financial Condition
                                      and Results of Operations                                       19
                        ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk      26
                        ITEM 8.       Financial Statements and Supplementary Data                     27
                        ITEM 9.       Changes in and Disagreements with Accountants on Accounting
                                      and Financial Disclosure                                        58

                                      PART III
                        ITEM 10.      Directors and Executive Officers of the Registrant              58
                        ITEM 11.      Executive Compensation                                          58
                        ITEM 12.      Security Ownership of Certain Beneficial Owners and Management  58
                        ITEM 13.      Certain Relationships and Related Transactions                  58

                                      PART IV
                        ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form
                                      8-K                                                             58

----------

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

    In 1992, we established a subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), to develop and operate commercial remote imaging satellites and to market the products and services derived from such satellites. ORBIMAGE raised equity in private placements of preferred stock in 1997 and 1998, and as a result we own approximately 100% of ORBIMAGE's outstanding common stock and approximately 60% of the total voting interest in ORBIMAGE (after giving effect to the conversion of ORBIMAGE's outstanding convertible preferred stock. Based on certain rights granted to the preferred equity investors, we do not control ORBIMAGE's operational or financial affairs and therefore do not consolidate its results of operations.

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

    In accordance with the equity method of accounting, we recognize 100% of the revenues earned and costs incurred on sales of products and services to ORBCOMM. We also recognize as equity in earnings (losses) of affiliates our proportionate share of ORBCOMM's profits and losses based on our percentage of partnership interest. To the extent ORBCOMM capitalizes its purchases from Orbital, we eliminate as equity in earnings (losses) of affiliates approximately 50%, our current equity ownership in ORBCOMM, of our profits from sales to ORBCOMM.

    We believe that ORBCOMM will require significant additional funding in 1999. Orbital and ORBCOMM are currently in the process of exploring financing alternatives to fund future capital expenditures and to fund ORBCOMM's operations costs. Such alternatives include, but are not limited to, additional capital contributions from ORBCOMM's existing partners or other strategic investors, vendor financing, deferred invoicing, equity or debt transactions and other strategic alternatives. There can be no assurance that any financing will be completed or available on terms commercially acceptable to ORBCOMM. During 1998, Orbital deferred invoicing ORBCOMM for approximately $33,000,000 of work performed under our ORBCOMM satellite and launch procurement agreement. During 1999, we may defer up to $25,000,000 of invoicing for work performed for ORBCOMM. One-half of the deferred invoice amounts has been, and is expected to continue to be, advanced to Orbital by an affiliate of Teleglobe Inc.

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

    We own approximately 100% of ORBIMAGE's outstanding common stock and approximately 60% of the total voting interest in ORBIMAGE (after giving effect to the conversion of ORBIMAGE's convertible preferred stock, with the remainder owned primarily by the preferred stockholders. As a result of certain rights granted to the preferred stockholders, including the right to elect certain directors and have such directors participate in significant management decisions, we do not control the operational and financial affairs of ORBIMAGE. In accordance with the equity method of accounting, we recognize 100% of the revenues earned and costs incurred on sales of products and services to ORBIMAGE. We also recognize as equity in earnings (losses) of affiliates our proportionate share (based on our current common equity ownership) of ORBIMAGE's net income available to common stockholders. To the extent ORBIMAGE capitalizes its purchases from Orbital, we eliminate as equity in earnings (losses) of affiliates our proportionate share (based on our current common equity ownership) of profits from sales to ORBIMAGE.

    As of December 31, 1998, we had invested approximately $27,891,000 in ORBIMAGE. We anticipate that ORBIMAGE will incur operating losses at least through 1999. There can be no assurance that an adequate market will develop for ORBIMAGE's products and services, that it will achieve profitable operations or that we will recover our investment in ORBIMAGE.

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

    We own approximately 40% of CCI, with the remainder owned by outside investors. Our preferred shares in CCI are nonvoting, but pursuant to the terms of such shares, we have approval rights with respect to significant management decisions. Our approval rights may become diluted to the extent additional investors in CCI purchase preferred shares with similar terms. Though we do not control CCI, we are able to exercise significant influence over CCI's operational and financial affairs, and we currently account for our investment in CCI using a modified equity method of accounting. In accordance with the modified equity method of accounting, we recognize 100% of CCI's losses. As we have provided substantially all of the CCI's funding, we do not recognize revenues on sales to CCI. As of December 31, 1998, we had purchased $22,000,000 of the preferred shares and had not provided any vendor financing. There can be no assurance that CCI will achieve its financial or operational milestones, some of which entail raising additional capital, or that an adequate market will develop for CCI's products and services, and we may be required to write off all, or a portion, of our investment.

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

RESEARCH AND DEVELOPMENT

    We expect to continue to invest in product-related research and development, to conceive and develop new products and services, to enhance existing products and services and to seek customer and, where appropriate, third-party strategic investments in these products and services. Our research and development expenses, excluding direct customer-funded development, were approximately $49,384,000, $33,140,000 and $23,068,000, respectively, for the fiscal years ended December 31, 1998, 1997 and 1996.

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

COMPONENTS, RAW MATERIALS AND CARRIER AIRCRAFT

    We purchase a significant percentage of our product components, including rocket propulsion motors, structural assemblies, electronic equipment and computer chips, from third parties. We also occasionally obtain from the U.S. government parts and equipment that are used in the production of our products or in the provision of our services. We have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternative sources of supply would be available, although increased costs and possible delays could be incurred in securing alternative sources of supply. Our ability to launch our Pegasus vehicle depends on the availability of an aircraft with the capability of carrying and launching such space launch vehicle. We own the modified Lockheed L-1011 carrier aircraft that is used for the Pegasus vehicle and will be used for the X-34 advanced launch vehicle. In the event that the L-1011 carrier aircraft were to be unavailable, we would experience significant delays, expenses and loss of revenues as a result of having to acquire and modify a new carrier aircraft.

U.S. GOVERNMENT CONTRACTS

    During 1998, 1997 and 1996, approximately 46%, 42% and 45%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies or the imposition of budgetary constraints could materially adversely affect our financial condition or results of operations. Customers that accounted for 10% or more of our consolidated 1998 revenues were NASA, DoD and ORBIMAGE.

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

REGULATION

    Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation (the "DoT") and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Construction, launch and operation of commercial communications satellites, including the ORBCOMM communications network and CCI's business, require licenses from the U.S. Federal Communications Commission (the "FCC") and frequently require the approval of international and individual country regulatory authorities. ORBCOMM has received the necessary FCC regulatory authority to operate its system. ORBCOMM's international licensees have obtained or are responsible for obtaining the necessary international regulatory licenses. In addition, U.S.-based commercial remote imagery satellite systems such as those developed by ORBIMAGE require licenses from the U.S. Department of Commerce (the "DoC") and the FCC for the construction, launch and operation of remote imaging satellites. ORBIMAGE has the necessary DoC licenses and its FCC license to construct, launch and operate the OrbView-3 and OrbView-4 satellites. ORBIMAGE has applied to DoC to amend its OrbView-4 license to permit the commercial distribution of hyperspectral imagery from such satellite. The DoC has indicated that its approval may be subject to certain limitations, such as delaying release of imagery or degrading spatial resolution of imagery for commercial uses. Exports of our products, services and technical information frequently require licenses from the U.S. Department of State or the DoC.

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

                                   NAME            AGE                       POSITION
                          ---------------------    ---  ---------------------------------------------------------
                          David W. Thompson....    44   Chairman of the Board, President and Chief Executive
                                                        Officer
                          James R. Thompson....    62   Director, Executive Vice President and General Manager/
                                                        Launch Systems Group
                          Robert R. Lovell.....    62   Executive Vice President and General Manager/Space
                                                        Systems Group
                          John P. Huyett.......    45   Executive Vice President and General Manager/Satellite
                                                        Access Products Group
                          Robert D. Strain.....    42   Executive Vice President and General Manager/Electronics
                                                        and Sensor Systems Group
                          Daniel E. Friedmann..    42   Executive Vice President and General Manager/Systems
                                                        Integration and Software Group
                          Jeffrey V. Pirone....    38   Executive Vice President and Chief Financial Officer
                          Michael D. Griffin...    49   Executive Vice President and Chief Technical Officer
                          Antonio L. Elias.....    49   Senior Vice President for Advanced Programs
                          Leslie C. Seeman.....    46   Senior Vice President, General Counsel and Secretary

----------

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On March 22, 1999, there were 1,325 Orbital stockholders of record.

    Our common stock began trading on the New York Stock Exchange ("NYSE") on July 10, 1998 under the symbol ORB. Prior to that our common stock was traded on the Nasdaq National Market under the symbol ORBI. The range of high and low sales prices of Orbital common stock from 1996 through 1998, as reported on Nasdaq or the NYSE, as applicable, was as follows:


                           1998             HIGH        LOW
                  --------------------   ----------  ---------
                  4th Quarter.........   $  44       $  19 1/2
                  3rd Quarter.........   $  39       $  17
                  2nd Quarter.........   $  50       $  32 1/4
                  1st Quarter.........   $  46 1/2   $  29


                           1997             HIGH         LOW
                  --------------------   ----------  ---------
                  4th Quarter.........   $  30 3/4   $  21
                  3rd Quarter.........   $  25       $  15 7/8
                  2nd Quarter.........   $  18       $  12 3/4
                  1st Quarter.........   $  19 1/4   $  13 3/4


                           1996             HIGH       LOW
                  --------------------   ----------  ---------
                  4th Quarter.........   $  21       $  16 1/4
                  3rd Quarter.........   $  20 7/8   $  16 3/8
                  2nd Quarter.........   $  19 7/8   $  13
                  1st Quarter.........   $  16 1/8   $  11 3/4

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

    The trustee for our 5% convertible subordinated notes due 2002 is:
         Deutsche Bank AG, New York Branch
         31 W. 52nd St.
         New York, NY 10019


ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     Management has determined to restate its previously issued consolidated financial statements as of and for the years ended December 31, 1998, 1997, 1996 and 1995 with respect to certain matters described in Note 1A to the Company's consolidated financial statements. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this Report. The consolidated operating data and other data for the three-year period ended December 31, 1998 and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto included in this Report. The consolidated operating data and balance sheet data for the years ended December 31, 1995 and

\
1994 and the consolidated balance sheet data at December 31, 1996, 1995 and 1994 are derived from consolidated financial statements not included or incorporated by reference herein.


                                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------------
                                                              1998         1997          1996          1995          1994
                                                          ------------ -------------  -----------   -----------  -----------
                                                           (restated)   (restated)    (restated)    (restated)
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
      OPERATING DATA:
        Revenues.......................................   $   730,662  $    546,008   $   449,787   $   359,840  $   301,576
        Costs of goods sold............................       549,628       413,361       332,581       271,146      216,417
                                                          -----------  ------------   -----------   -----------  -----------
        Gross profit...................................       181,034       132,647       117,206        88,694       85,159
        Research and development expenses..............        49,384        33,140        23,068        28,558       17,259
        Selling, general and administrative expenses...       106,812        88,148        77,247        64,170       53,165
        Amortization of goodwill.......................         9,713         3,852         3,134         3,221        2,360
        Asset impairment charges.......................         2,479            --            --           --            --
                                                          -----------  ------------   -----------   -----------  -----------
        Income (loss) from operations..................        12,646         7,507        13,757        (7,255)      12,375
        Net investment income (expense)................        (1,279)         (990)          (49)        1,131         (244)
        Equity in earnings (losses) of affiliates......       (76,815)      (25,094)       (7,008)         (644)      (1,264)
        Non-controlling interests in (earnings) losses
          of consolidated subsidiaries.................        14,112         2,638         1,473           427           --
        Gain on sale of subsidiary equity..............            --        21,810            --            --           --
        Acquisition expenses...........................            --        (4,343)           --        (3,441)        (503)
                                                          -----------  ------------   -----------   -----------  -----------
        Income (loss) before provision (benefit) for
          income taxes, extraordinary items and
          cumulative effect of accounting change.......       (51,336)        1,528         8,173        (9,782)      10,364
        Provision (benefit) for income taxes...........         5,216        12,933           211        (6,569)       2,744
                                                          -----------  ------------   -----------   -----------  -----------
        Income (loss) before extraordinary item and
          cumulative effect of accounting change.......       (56,552)      (11,405)        7,962        (3,213)       7,620
        Extraordinary item -- gain on sale of assets,
          net of taxes.................................            --            --         1,980            --           --
        Cumulative effect of accounting change, net of
          taxes........................................            --            --            --        (2,377)          --
                                                          -----------  ------------   -----------   -----------  -----------
        Net income (loss)..............................      $(56,552)     $(11,405)       $9,942       $(5,590) $     7,620
                                                          ===========  ============   ===========   ===========  ===========
      NET INCOME (LOSS) PER COMMON SHARE(1):
        Income (loss) before extraordinary items and
          cumulative effect of accounting change.......        $(1.59)       $(0.35)        $0.27        $(0.12)       $0.33
        Extraordinary item -- gain on sale of assets,
          net of taxes.................................            --            --          0.07            --           --
        Cumulative effect of accounting change.........            --            --            --         (0.09)          --
                                                          -----------  ------------   -----------   -----------  -----------
                                                               $(1.59)       $(0.35)        $0.34        $(0.21)       $0.33
                                                          ===========  ============   ===========   ===========  ===========
        Shares used in computing net income (loss) per
          common share.................................    35,624,888    32,283,138    29,137,361    26,207,746   23,191,553
                                                          ===========  ============   ===========   ===========  ===========
      NET INCOME (LOSS) PER COMMON SHARE, ASSUMING
        DILUTION(2):
        Income (loss) before extraordinary items and
          cumulative effect of accounting change.......        $(1.59) $      (0.35)  $      0.30   $     (0.12) $      0.32
        Extraordinary item -- gain on sale of assets,
          net of taxes.................................            --            --          0.04            --           --
        Cumulative effect of accounting change.........            --            --            --         (0.09)          --
                                                          -----------  ------------   -----------   -----------  -----------
                                                               $(1.59)       $(0.35)        $0.34        $(0.21) $      0.32
                                                          ===========  ============   ===========   ===========  ===========
        Shares used in computing net income (loss) per
          common share, assuming dilution..............    35,624,888    32,283,138    31,616,119    26,207,746   27,309,336
                                                          ===========  ============   ===========   ===========  ===========
      BALANCE SHEET DATA:
        Cash and investments...........................       $23,190       $15,126       $33,750       $35,030  $    40,345
        Net working capital............................        53,052        53,201        71,055        78,778       57,449
        Total assets...................................       895,192       777,885       509,613       472,900      441,042
        Short-term borrowings..........................        26,814        29,767        38,969        11,907       28,977
        Long-term obligations, net.....................       181,281       200,194        35,326        96,990       86,068
        Stockholders' equity...........................       419,352       313,984       323,795       238,116      206,943

----------
(1) Net income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods.
(2) Net income (loss) per common share, assuming dilution, is calculated using the weighted average number of shares and dilutive equivalent shares outstanding during the periods, plus the dilutive effect of an assumed conversion of our convertible subordinated notes.

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

    We are accounting for our investments in ORBCOMM, ORBIMAGE and CCI using the equity method of accounting. In accordance with the equity method of accounting, we recognize as equity in earnings (losses) of affiliates our proportionate share of ORBCOMM's and ORBIMAGE's profits and losses based on our percentage of common equity ownership or partnership interest. In accordance with a modified equity method of accounting, we currently recognize as equity in earnings (losses) of affiliates 100% of CCI's losses. We also recognize as equity in losses of affiliates our proportionate share of preferred dividends to other investors in such entities. We also recognize 100% of the revenues earned and costs incurred on sales of products and services to ORBCOMM and ORBIMAGE. However, as ORBCOMM and ORBIMAGE are currently capitalizing substantially all system construction costs, including amounts paid to Orbital, we eliminate as equity in earnings (losses) of affiliates our share of our profits from sales to ORBCOMM and ORBIMAGE based on our percentage of common equity ownership or partnership interest. We do not recognize any revenues or related profits on sales of products and services to CCI since we have provided substantially all CCI's funding.

    Certain of the 1998, 1997, 1996 and 1995 financial information has been restated. See Notes 1A and 12 to the consolidated financial statements.

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

RESULTS OF OPERATIONS

    As noted above, certain of the 1998, 1997 and 1996 financial information presented below has been restated. See Note 1A to the consolidated financial statements.


                                    1998 (restated)                1997(restated)               1996 (restated)
                                  ------------------             -----------------            ------------------
                                              GROSS                        GROSS                          GROSS
                                  REVENUES   PROFITS             REVENUES  PROFITS            REVENUES   PROFITS
                                  --------   -------             --------  -------            --------   -------
                                                               (DOLLARS IN THOUSANDS)
   SPACE AND GROUND
     INFRASTRUCTURE
     SYSTEMS...................  $613,511  $152,146             $474,452   $114,653          $377,166    $93,899
     Launch Vehicles...........   179,591    43,592              120,203     26,516           103,687     18,769
     Satellites................   227,504    48,685              175,450     42,472           101,891     22,625
     Electronics and Sensor
       Systems.................   111,034    35,446              100,554     26,263            92,070     26,608
     Satellite Ground Systems
       and Software............    95,382    24,423               78,245     19,402            79,518     25,897
   SATELLITE ACCESS
     PRODUCTS..................   116,392    28,886               71,384     18,205            71,188     25,134
   SATELLITE SERVICES..........       759         2                  172       (211)            1,433     (1,827)
                                 --------  --------             --------   --------          --------   --------
   CONSOLIDATED TOTALS.........  $730,662  $181,034             $546,008   $132,647          $449,787   $117,206
                                 ========  ========             ========   ========          ========   ========


REVENUES

    Our consolidated revenues for the years ended December 31, 1998, 1997 and 1996 were $730,662,000, $546,008,000 and $449,787,000, respectively.

    Space and Ground Infrastructure Systems. Revenues from our space and ground infrastructure systems sector increased to $613,511,000 in 1998, from $474,452,000 in 1997 and $377,166,000 in 1996.

    Revenues from our launch vehicles increased to $179,591,000 in 1998, from $120,203,000 in 1997 and $103,687,000 in 1996. The increase in revenues in 1998 and 1997 was attributable to a number of factors, including increased work performed under contracts received for our Taurus launch vehicle, a significant increase in new orders for our Pegasus and suborbital launch vehicles and increased work performed on the X-34 reusable launch vehicle.

    Revenues from sales of satellites increased to $227,504,000 in 1998, from $175,450,000 in 1997 and $101,891,000 in 1996. Satellite revenues increased from 1997 to 1998 based on work performed on new satellite orders. The increase in 1997 satellite revenues was primarily due to new satellite orders received in the second half of 1996 and in 1997. Revenues in 1998 and 1997 also included approximately $51,471,000 and $54,090,000, respectively, of sales generated by the satellite contracts we acquired from CTA in August 1997.

    Revenues from electronics and sensor systems increased to $111,034,000 in 1998, from $100,554,000 in 1997 and $92,070,000 in 1996. The increase in 1998 and 1997 revenues was primarily attributable to work performed on new orders for defense electronics products received during 1997 and early 1998.

    Revenues from satellite ground systems and software products increased to $95,382,000 in 1998, from $78,245,000 in 1997 and $79,518,000 in 1996. The increase in 1998 revenues is primarily due to work performed on orders received in 1997 and 1998, including work on a new remote imaging system. The decrease in 1997 revenues from 1996 revenues was primarily due to the sale in late 1996 of a software-related business that had generated 1996 revenues of approximately $15,755,000.

    Orbital's space and ground infrastructure systems sector revenues included sales to ORBCOMM of approximately $35,479,000, $57,988,000 and $47,215,000 in 1998, 1997 and 1996, respectively, and to ORBIMAGE of approximately $89,006,000 and $29,923,000 in 1998 and 1997, respectively. We expect 1999 sales to our satellite services affiliates to be less than those recorded in 1998 primarily because the basic ORBCOMM satellite construction and launch program is nearing completion.

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

Gross Profit/Costs of Goods Sold

    Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and under various development and production contracts. Gross profit depends on a number of factors, including our mix of contract types and costs incurred thereon in relation to estimated costs. Our consolidated gross profit for 1998, 1997 and 1996 was $181,034,000 (25% of revenues), $132,647,000 (24% of revenues) and $117,206,000 (26% of revenues), respectively.

    Space and Ground Infrastructure Systems. Gross profit from our space and ground infrastructure systems sector was $152,146,000 (25% of sector revenues), $114,653,000 (24% of sector revenues) and $93,899,000 (25% of sector revenues) for 1998, 1997 and 1996, respectively.

    Gross profit margins from our space and ground infrastructure systems sector for 1998 were generally consistent with 1997 margins. Gross profit margins were slightly higher in 1996 due to the inclusion of higher margins from a software-related business that was part of our ground systems business and was sold in late 1996. Gross profit margins in this sector are impacted by management's periodic assessments and reevaluations of programmatic risks included in estimated costs to complete long-term contracts. During the fourth quarter of 1997, the Company recognized approximately $5,000,000 of contract costs related to increases in estimates to complete certain space launch vehicle and satellite contracts. During 1998 and 1997, the Company recognized increases in gross margins of $1,902,000 and $2,647,000, respectively, related to the write-off or expiration of certain Canadian development loans no longer required or not expected to be repaid.

    Satellite Access Products. Gross profit from our satellite access products sector was $28,886,000 (25% of sector revenues), $18,204,000 (26% of sector revenues) and $25,134,000 (35% of sector revenues) for 1998, 1997 and 1996, respectively. The overall increase in 1998 gross profit margins when compared to 1997 margins is due to the inclusion of higher margin, high-precision positioning and navigation product lines acquired from Ashtech offset, in part, by lower margins achieved on other consumer and automotive navigation product sales. The decrease in gross profit margins from 1996 to 1997 was due to lower unit sales prices for consumer products and certain fourth quarter 1997 reorganizational charges incurred by Magellan.

    During 1998 and 1997, Magellan recognized approximately $12,500,000 and $500,000, respectively, of charges for inventory obsolescence relating to consumer navigation products. Magellan continues to face increased competition, which places significant pressure on individual product lifetimes and inventory levels.

Research and Development Expenses

    Research and development expenses represent our self-funded product development activities and exclude direct customer-funded development. Research and development expenses during 1998, 1997 and 1996 were $49,384,000 (7% of revenues), $33,140,000 (6% of revenues) and $23,068,000 (5% of revenues), respectively. Research and
development spending during these periods related primarily to the development of new or improved satellite access products, improved launch vehicles, and new satellite initiatives. Research and development expenses in 1998 also included approximately $5,000,000 of costs related to identifying and resolving certain technical issues arising on ORBCOMM data communications satellites.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, legal, administrative and general management functions of Orbital. Selling, general and administrative expenses for 1998, 1997 and 1996 were $106,812,000 (15% of revenues), $88,148,000 (16% of revenues) and $77,247,000
(17% of revenues), respectively. In the fourth quarter of 1997, we recognized increases in allowances for receivables related to a certain satellite construction contract of approximately $3,000,000. While selling, general and administrative expenses as a percentage of revenues was consistent from 1998 to 1997, the total amount of selling, general and administrative costs increased substantially, primarily as a result of growth in our space and ground infrastructure systems sector and the impact of various business and product line acquisitions. The decrease in selling, general and administrative expenses as a percentage of revenues in 1997 from 1996 was primarily attributable to significant growth in space and ground infrastructure systems revenues, along with only modest growth in selling, general and administrative expenses attributable to those product lines.

Net Investment Income (Expense)

    Net investment income (expense) was ($1,279,000), ($990,000) and ($49,000)
for 1998, 1997 and 1996, respectively. Investment income reflected interest earnings on short-term investments and realized gains and losses on investments, reduced by interest expense on outstanding debt of $8,886,000, $2,894,000 and $1,412,000 in 1998, 1997 and 1996, respectively. Interest expense was net of capitalized interest of approximately $11,638,000, $7,257,000 and $8,240,000 in 1998, 1997 and 1996, respectively.

Equity in Earnings (Losses) of Affiliates and Non-Controlling Interests in (Earnings) Losses of Consolidated Subsidiaries

    Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries were ($76,815,000), ($25,094,000) and ($7,008,000) for 1998, 1997 and 1996, respectively. These amounts primarily include our proportionate share of the current period earnings and losses of our noncontrolled and unconsolidated affiliates (ORBCOMM, ORBIMAGE and CCI), preferred dividends and beneficial conversion rights to other investors in such entities (if any) and the elimination of our proportionate share of profits, when appropriate. The increases in 1998 and 1997 were primarily due to increased operational and system depreciation expenses and resulting losses at ORBCOMM. We expect equity in earnings (losses) of affiliates to increase in 1999 primarily due to increased losses at ORBCOMM.

Gain on Issuance of Subsidiary Equity

    We recorded a gain on issuance of subsidiary equity of $ $21,810,000 in 1997 related to the issuance of additional equity by our Magellan subsidiary.

Provision for Income Taxes

    We recorded consolidated income tax provisions of $5,216,000, $12,933,000 and $211,000 for 1998, 1997 and 1996, respectively. Our provisions for these periods were primarily due to foreign taxes attributable to our Canadian operations. The 1997 tax provision includes a deferred tax provision of approximately $10,898,000 relating to the ORBIMAGE preferred stock transaction in 1997.

    At December 31, 1998, we had U.S. federal net operating loss carryforwards (portions of which expire beginning in 2004) of approximately $278,000,000, U.S. research and experimental income tax credit carryforwards of approximately $3,148,000, and foreign investment income tax credit carryforwards (subject to expiration in 2008) of approximately $5,000,000. Such net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions. At December 31, 1998 and 1997, we provided a valuation allowance of $94,751,000 and $66,889,000, respectively, against certain of our consolidated deferred tax assets.

Net Income (Loss)

    Our consolidated net income (loss) for the years ended December 31, 1998, 1997 and 1996 was ($56,552,000), ($11,405,000) and $9,942,000, respectively.

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

    At December 31, 1998, cash and investments were $23,190,000, and we had total debt obligations outstanding of approximately $208,095,000. The outstanding debt is comprised of our $100,000,000 5% convertible subordinated notes, advances under our line of credit facilities, secured and unsecured notes, and asset-based financings. Cash and investments at December 31, 1998 included approximately $7,922,000 of cash and short-term investments restricted against outstanding letters of credit. Our current ratio was 1.2 at December 31, 1998 and 1997.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
              Independent Auditors' Report..................................  28
              Consolidated Statements of Operations.........................  29
              Consolidated Balance Sheets...................................  30
              Consolidated Statements of Stockholders' Equity...............  31
              Consolidated Statements of Cash Flows.........................  32
              Notes to Consolidated Financial Statements....................  33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Orbital Sciences Corporation:

    We have audited the accompanying consolidated balance sheets of Orbital Sciences Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    As discussed in note 1A, the accompanying consolidated balance sheets as of December 31, 1998 and 1997, and the consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998 have been restated.

                                    KPMG LLP

Washington, D.C.
February 16, 1999, except as to note 13, which is as of March 18, 1999, and note 1A, which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                                              1998           1997          1996
                                                              ----           ----          ----
                                                           (RESTATED)     (RESTATED)    (RESTATED)
REVENUES                                                 $   730,662  $    546,008    $   449,787

COSTS OF GOODS SOLD                                          549,628       413,361        332,581
                                                         -----------  ------------    -----------
GROSS PROFIT                                                 181,034       132,647        117,206

RESEARCH AND DEVELOPMENT EXPENSES                             49,384        33,140         23,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 106,812        88,148         77,247
AMORTIZATION OF GOODWILL                                       9,713         3,852          3,134
ASSET IMPAIRMENT CHARGES                                       2,479            --             --
                                                         -----------  ------------    -----------
INCOME FROM OPERATIONS                                        12,646         7,507         13,757

NET INVESTMENT INCOME (EXPENSE), (NET OF INTEREST
  EXPENSE OF $8,886, $2,894 AND $1,412, RESPECTIVELY)         (1,279)         (990)           (49)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                    (76,815)      (25,094)        (7,008)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
  OF CONSOLIDATED SUBSIDIARIES                                14,112         2,638          1,473
GAIN ON ISSUANCE OF SUBSIDIARY EQUITY                             --        21,810             --
ACQUISITION EXPENSES                                              --        (4,343)            --
                                                         -----------  ------------    -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES              (51,336)        1,528          8,173

PROVISION FOR INCOME TAXES                                     5,216        12,933            211
                                                         -----------  ------------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      (56,552)      (11,405)         7,962

EXTRAORDINARY ITEM - GAIN ON SALE OF
  ASSETS, NET OF TAX                                              --            --          1,980
                                                         -----------  ------------    -----------
NET INCOME (LOSS)                                        $   (56,552) $    (11,405)   $     9,942
                                                         ===========  ============    ===========

NET INCOME (LOSS) PER COMMON SHARE:

BEFORE EXTRAORDINARY ITEM                                $     (1.59) $      (0.35)   $      0.27
EXTRAORDINARY ITEM - GAIN ON SALE OF ASSETS,
  NET OF TAX                                                      --            --           0.07
                                                         -----------  ------------    -----------
                                                         $     (1.59) $      (0.35)   $      0.34
                                                         ===========  ============    ===========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE      35,624,888    32,283,138     29,137,361
                                                         ===========  ============    ===========


NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION:

BEFORE EXTRAORDINARY ITEM                                $     (1.59) $      (0.35)   $      0.30
EXTRAORDINARY ITEM - GAIN ON SALE OF ASSETS,
  NET OF TAX                                                      --            --           0.04
                                                         -----------  ------------    -----------
                                                         $     (1.59) $      (0.35)   $      0.34
                                                         ===========  ============    ===========
SHARES USED IN COMPUTING NET INCOME (LOSS)
  PER COMMON SHARE, ASSUMING DILUTION                     35,624,888    32,283,138     31,616,119
                                                         ===========  ============    ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ORBITAL SCIENCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                        ASSETS
                                        ------                                            DECEMBER 31,   DECEMBER 31,
                                                                                              1998          1997
                                                                                           (RESTATED)    (RESTATED)
                                                                                          ------------  ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                             $  15,268       $   6,391
     Short-term investments, at market                                                         7,922           8,735
     Receivables, net                                                                        215,110         206,417
     Inventories, net                                                                         58,141          59,239
     Deferred income taxes and other current assets                                            7,686           5,889
                                                                                           ---------       ---------
          TOTAL CURRENT ASSETS                                                               304,127         286,671
PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
  depreciation and amortization of $99,839 and $79,253, respectively                         139,401         125,327

INVESTMENTS IN AND ADVANCES TO AFFILIATES, NET                                               199,267         130,402

GOODWILL,   less accumulated amortization of $28,744 and $19,794, respectively               227,351         207,523

DEFERRED INCOME TAXES AND OTHER ASSETS                                                        25,046          27,962
                                                                                           ---------       ---------
               TOTAL ASSETS                                                                $ 895,192       $ 777,885
                                                                                           =========       =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
     Short-term borrowings and current portion of
       long-term obligations                                                               $  26,814       $  29,767
     Accounts payable                                                                         39,095          36,218
     Accrued expenses                                                                        108,488          98,018
     Deferred revenues                                                                        76,678          69,467
                                                                                           ---------       ---------
          TOTAL CURRENT LIABILITIES                                                          251,075         233,470

DUE TO JOINT VENTURE PARTNER                                                                  26,829              --

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                181,281         200,194

OTHER LIABILITIES                                                                              3,007           2,443
                                                                                           ---------       ---------
          TOTAL LIABILITIES                                                                  462,192         436,107

NON-CONTROLLING INTERESTS IN
  NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                     13,648          27,794

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $.01; 10,000,000 shares authorized:
       none outstanding                                                                           --              --
     Common Stock, par value $.01, 80,000,000 shares authorized,
       37,018,256 and 32,481,719 shares outstanding, respectively
        after deducting 20,877 shares held in treasury                                           370             325
     Additional paid-in capital                                                              490,540         326,187
     Accumulated other comprehensive loss                                                     (7,149)         (4,671)
     Accumulated deficit                                                                     (64,409)         (7,857)
                                                                                           ---------       ---------
          TOTAL STOCKHOLDERS' EQUITY                                                         419,352         313,984
                                                                                           ---------       ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 895,192       $ 777,885
                                                                                           =========       =========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ORBITAL SCIENCES CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                         ACCUMULATED
                                                                                            OTHER        RETAINED
                                                       COMMON STOCK       ADDITIONAL    COMPREHENSIVE    EARNINGS
                                                     SHARES     AMOUNT  PAID-IN-CAPITAL    INCOME        (DEFICIT)          TOTAL
                                                     ------     ------  ---------------    ------        ---------          -----
BALANCE, DECEMBER 31, 1995 (RESTATED)              26,766,029   $ 268      $ 247,580      $ (3,288)     $ (6,394)        $ 238,166

  Conversion of convertible debentures              3,895,653      39         53,598             -             -            53,637
  Shares issued in private offering                 1,200,000      12         20,251             -             -            20,263
  Shares issued to employees and directors            298,916       3          2,163             -             -             2,166
  Comprehensive income (loss):
   Net income (loss)                                        -       -              -             -         9,942             9,942
   Translation adjustment                                   -       -              -          (325)            -              (325)
   Unrealized losses on short-term investments              -       -              -           (54)            -               (54)
                                                                                                                        ----------
                Total comprehensive income                                                                                   9,563
                                                   ----------   -----      ---------      --------      --------         ---------

BALANCE, DECEMBER 31, 1996 (RESTATED)              32,160,598     322        323,592        (3,667)        3,548           323,795

  Shares issued to employees and directors            321,121       3          2,595             -             -             2,598
  Comprehensive income:
   Net income (loss)                                        -       -              -             -       (11,405)          (11,405)
  Translation adjustment                                    -       -              -        (1,262)            -            (1,262)
  Unrealized gains on short-term investments                -       -              -           258             -               258
                                                                                                                         ---------
       Total comprehensive income (loss)                                                                                   (12,409)
                                                   ----------   -----      ---------      --------      --------         ---------
BALANCE, DECEMBER 31, 1997 (RESTATED)              32,481,719     325        326,187        (4,671)       (7,857)          313,984

  Shares issued in equity offering                  3,450,000      34        150,118             -             -           150,152
  Shares issued to employees and directors          1,086,537      11         14,235             -             -            14,246
  Comprehensive income:
   Net income (loss)                                        -       -              -             -       (56,552)          (56,552)
   Translation adjustment                                   -       -              -        (2,282)            -            (2,282)
   Unrealized losses on short-term investments              -       -              -          (196)            -              (196)
                                                                                                                         ---------
       Total comprehensive income (loss)                                                                                   (59,030)
                                                   ----------   -----      ---------      --------      --------         ---------
BALANCE, DECEMBER 31, 1998 (RESTATED)              37,018,256   $ 370      $ 490,540      $ (7,149)     $(64,409)        $ 419,352
                                                   ==========   =====      =========      ========      ========         =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   FOR THE YEAR ENDED
                                                                                       DECEMBER 31,
                                                                             ----------------------------------------------
                                                                                 1998              1997           1996
                                                                             -------------     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                          (RESTATED)       (RESTATED)      (RESTATED)
  NET INCOME (LOSS)                                                           $  (56,552)         $(11,405)         9,942
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation and amortization expense                                      31,272            24,553         25,096
       Equity in losses of affiliates                                             76,815            25,094          7,008
       Non-controlling interests in losses of consolidated subsidiaries          (14,112)           (2,638)        (1,473)
       (Gain) loss on issuance of subsidiary stock and sale of fixed assets
         and investments                                                            (576)          (21,810)           226
       Deferred income taxes                                                       3,822            11,650             --

     CHANGES IN ASSETS AND LIABILITIES:
       (Increase) decrease in receivables, net                                   (27,015)          (16,863)       (27,712)
       (Increase) decrease in inventories, net                                     3,362           (26,602)        10,261
       (Increase) decrease in other assets                                        (9,002)           (7,903)         2,085
       Decrease in accounts payable and accrued expenses                           8,946           (17,144)        (9,318)
       Increase (decrease) in deferred revenue                                   (15,347)           35,338          1,360
       Increase (decrease) in other liabilities                                   (1,305)          (13,151)        (2,954)
                                                                             -------------     -------------  -------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           308           (20,881)        14,521
                                                                             -------------     -------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (36,294)          (37,200)       (39,844)
  Proceeds from sales of fixed assets                                                 --            34,682          9,518
  Payments for business combinations, net of cash acquired                       (22,751)          (66,558)            --
  Purchases of available-for-sale investment securities                           (2,500)          (25,328)        (5,623)
  Sales of available-for-sale investment securities                                   --            22,209         11,041
  Maturities of available-for-sale investment securities                           2,409             6,631          8,220
  Investments in and advances to affiliates                                     (101,700)          (75,564)       (23,458)
                                                                             -------------     -------------  -------------
       NET CASH USED IN INVESTING ACTIVITIES                                    (160,836)         (141,128)       (40,146)
                                                                             -------------     -------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net of (repayments)                                       1,940            (3,700)        26,200
  Principal payments on long-term obligations                                    (79,556)          (20,237)        (7,502)
  Net proceeds from issuance of long-term obligations                             63,000           163,078             --
  Fees associated with conversion of debentures                                       --                --         (2,571)
  Net proceeds from issuances of common stock                                    164,398             2,598         22,429
  Advances from joint venture partner                                             21,829                --             --
                                                                             -------------     -------------  -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                 171,611           141,739         38,556
                                                                             -------------     -------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                      (2,206)           (1,262)          (325)
                                                                             -------------     -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               8,877           (21,532)        12,606


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     6,391            27,923         15,317
                                                                             -------------     -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   15,268        $    6,391     $   27,923
                                                                             =============     =============  =============

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

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Orbital, all wholly and partially owned subsidiaries controlled by Orbital, and partnerships in which Orbital directly or indirectly controls the general partner interests. The consolidated financial statements do not include the accounts of affiliates that the company does not control, including ORBCOMM, ORBIMAGE and CCI. All material transactions and accounts among consolidated entities have been eliminated in consolidation.

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

REVENUE RECOGNITION

    Orbital recognizes revenues on long-term contracts using the percentage-of-completion method of accounting. Accordingly, (i) revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned, and (ii) revenues on fixed-price contracts are recognized based on costs incurred in relation to total estimated costs, or based on specific delivery terms and conditions. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known. Fees under certain long-term contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against actual targets or other criteria. Such incentive fee awards or penalties are included in revenues at the time the amounts can be determined reasonably. Revenues from sales of satellite access products and satellite services are generally recognized when the product is shipped or the service is performed.

COMPREHENSIVE INCOME (LOSS)

     The company's comprehensive income (loss) is presented in the consolidated statements of stockholders' equity. Other comprehensive income (loss) consists primarily of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

FOREIGN CURRENCY

    Orbital's operating entities conduct business in a number of countries and deal in a number of foreign currencies. The financial results of foreign operations are translated into U.S. dollars using year-end exchange rates for assets and liabilities and using weighted average exchange rates for revenues, expenses, gains and losses.

    Translation gains and losses relating to foreign operations that are self-contained and integrated within a particular country or economic environment, and therefore are not dependent on the U.S. dollar, are recognized as a separate component of stockholders' equity until there is a realized reduction in Orbital's net investment in the foreign operation. Translation losses in 1998, 1997 and 1996 were approximately $2,282,000, $1,262,000 and
$325,000, respectively. Transaction gains and losses relating to foreign operations that are a direct and integral component or extension of Orbital's domestic operations, and therefore are dependent on the U.S. dollar, are reported currently as a component of net income.

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

DEPRECIATION, AMORTIZATION AND RECOVERABILITY OF LONG-LIVED ASSETS

    Depreciation and amortization are provided using the straight-line method as follows:

                    Buildings.........................  18 to 20 years
                    Machinery, equipment, software
                      and intellectual property.......  3 to 10 years
                    Satellite systems.................  5 to 7 years
                                                        Shorter of estimated
                                                        useful life or lease
                    Leasehold improvements............  term

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

STOCK-BASED COMPENSATION

    On January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" ("APB 25") and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure in accordance with the provisions of SFAS 123.

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

SELF-CONSTRUCTED ASSETS AND INTERNALLY DEVELOPED SOFTWARE

    The company self-constructs much of its ground and airborne support and special test equipment used in the manufacture, production and delivery of many of its space infrastructure products. Orbital capitalizes certain costs incurred in constructing ground and airborne support and special test equipment and satellite systems. Capitalized costs generally include direct construction costs and certain allocated indirect costs, and exclude general and administrative and research and development costs.

      Orbital, pursuant to the requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 86, "Software Development Costs" ("SFAS 86"), capitalizes certain costs of developing product software once technological feasibility has been established. Capitalized costs generally include direct software coding costs and certain allocated indirect costs, and exclude general and administrative and research and development costs.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

    The company uses the equity method of accounting for its investments in and advances to affiliates in which the company has the ability to significantly influence, but not control, the affiliates' operations. In accordance with the equity method of accounting, the company's carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its proportionate share of the affiliate's income and is reduced to reflect its proportionate share of the affiliate's losses based on the company's common stock or partnership interest, including all preferred dividends to other investors in such entities. For those investments for which Orbital has provided substantially all of the investee's funding, the company uses a modified equity method of accounting whereby 100% of the investee's current period losses are recognized. Further, Orbital does not recognize revenues on sales to investees for which Orbital has provided substantially all such investees' funding. Orbital's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, the affiliate. Any excess of the amount of Orbital's investment over the amount of the underlying equity in each affiliate's net assets is amortized in a manner similar to goodwill. The company capitalizes interest costs on equity method investments when an affiliate has significant assets under construction and has not yet commenced principal operations. During 1998, 1997, and 1996, the company capitalized interest on investments in and advances to affiliates of $9,555,000, $6,828,000, and $6,890,000, respectively. The company uses the cost method of accounting for investments in which it has no significant influence.

GOODWILL

    The company amortizes the excess of purchase price over net assets acquired related to prior business combinations on a straight-line basis over its estimated useful life, generally 10-40 years. Orbital periodically assesses and evaluates the recoverability of such assets based on current facts and circumstances and the operational performance of the acquired businesses.

ISSUANCES OF SUBSIDIARY EQUITY

    At times, the company may divest a portion or all of its ownership in its subsidiaries through the issuance of additional subsidiary equity. The company recognizes the difference between the carrying amount of its interest in the subsidiary equity sold and the fair market value of the equity as a gain or loss upon divestiture or issuance when the company believes the realization of the gain or loss is assured. The company recognized a gain on issuance of subsidiary equity of $21,810,000 in 1997 related to the issuance of additional equity by the company's majority owned subsidiary, Magellan Corporation ("Magellan").

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

1A RESTATEMENT MATTERS

Management has determined to restate its previously issued consolidated financial statements as of and for the years ended December 31, 1998, 1997, 1996 and 1995 with respect to its accounting treatment for the matters described below. The following table summarizes the various adjustments by financial statement line items for 1998 and 1997. See subparagraphs (d), (f) and (g) for a discussion of 1996 and 1995 restatement impacts. The 1996 restatement impact reduced reported net income by $5,965,000. The impact of these and other matters on the unaudited interim financial results for 1998 and 1997 are summarized in Note 12.

                         ORBITAL SCIENCES CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



                                                                            Consolidated Statements of Operations
                                                                            (In thousands, except per share data)
                                                                               For the Year Ended December 31,
                                                                     ------------------------------------------------------------
                                                                                            1998
                                                                     ------------------------------------------------------------
                                                                          As
                                                                      Previously
                                                                       Reported             Adjustments                Restated
REVENUES                                                               $734,277             $ (3,615) (c)(g)             $730,662
COSTS OF GOODS SOLD                                                     546,721                2,907  (c)(g)(h)(j)        549,628
RESEARCH AND DEVELOPMENT EXPENSES                                        44,597                4,787  (g)                  49,384
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            109,727               (2,915) (g)(h)              106,812
GOODWILL AMORTIZATION                                                     7,939                1,774  (i)                   9,713
ASSET IMPAIRMENT CHARGES                                                     --                2,479  (k)                   2,479
NET INVESTMENT INCOME (EXPENSE)                                           2,567               (3,846) (d)(k)               (1,279)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                               (45,092)             (31,723) (a)(c)(e)(f)(g)      (76,815)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED
SUBSIDIARIES                                                             10,610                3,502  (h)(i)               14,112
GAIN ON ISSUANCE OF SUBSIDIARY EQUITY                                     4,793               (4,793) (b)                      --
PROVISION FOR INCOME TAXES                                                4,543                  673  (j)                   5,216
NET LOSS                                                                 (6,372)                                          (56,552)
NET LOSS PER COMMON SHARE, BASIC AND ASSUMING DILUTION                    (0.18)                                            (1.59)

                                                                               For the Year Ended December 31,
                                                                     ----------------------------------------------------------
                                                                                            1997
                                                                     ----------------------------------------------------------
                                                                         As
                                                                     Previously
                                                                      Reported              Adjustments               Restated
REVENUES                                                               $605,975             $(59,967) (c)(g)          $546,008
COSTS OF GOODS SOLD                                                     456,772              (43,411) (c)(g)           413,361
RESEARCH AND DEVELOPMENT EXPENSES                                        26,355                6,785  (g)               33,140
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             89,502               (1,354) (c)               88,148
GOODWILL AMORTIZATION                                                     3,852                                          3,852
NET INVESTMENT INCOME (EXPENSE)                                           1,475               (2,465) (d)                 (990)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                               (26,034)                (940) (a)(c)(e)(f)     (25,094)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED            2,638                                          2,638
SUBSIDIARIES
GAIN ON ISSUANCE OF SUBSIDIARY EQUITY                                    21,810                                       21,810
ACQUISITION EXPENSES                                                     (4,343)                  --                  (4,343)
PROVISION FOR INCOME TAXES                                                2,035               10,898  (c)             12,933
NET INCOME (LOSS)                                                        23,005                                      (11,405)
NET INCOME (LOSS) PER COMMON SHARE, BASIC AND ASSUMING DILUTION            0.71                                        (0.35)



                                                                                  CONSOLIDATED BALANCE SHEETS
                                                                                        (In thousands)


                                                              December 31, 1998                                    December 31, 1998
                                                            As previously reported     Adjustments                    As restated
                                                            ----------------------    -------------                -----------------
Receivables, net                                                   $205,409           $   9,701 (c)                     $215,110
Inventories, net                                                     64,710              (6,569)(h)                       58,141
Deferred income taxes and other current assets                        8,252                (566)(j)                        7,686
Property, plant and equipment                                       157,075             (17,674)(d)(g)                   139,401
Investments in and advances to affiliates                           237,589             (38,322)(a)(b)(c)(d)(e)(f)(k)    199,267
Goodwill                                                            228,624              (1,273)(i)                      227,351
Deferred taxes and other assets                                      35,393             (10,347)(c)(j)                    25,046
Deferred revenues                                                    73,987               2,691 (c)(f)                    76,678
Due to joint venture partner                                             --              26,829 (k)                       26,829
Non-controlling interests in consolidated subsidiaries               17,150              (3,502)(h)(i)                    13,648
Accumulated (earnings) deficit                                       26,888             (91,297)                         (64,409)

                                                                 December 31, 1997                                 December 31, 1997
                                                            As previously reported        Adjustments                 As restated
                                                            ----------------------       -------------             -----------------
Receivables, net                                                   $180,204                 $ 26,213 (c)                 $206,417
Inventories, net                                                     59,239                       -- (h)                   59,239
Property, plant and equipment                                       137,498                  (12,171)(d)(g)               125,327
Investments in and advances to affiliates                           159,230                  (28,828)(a)(c)(d)(e)(f)      130,402
Accrued Expenses                                                     98,588                     (570)(c)                   98,018
Deferred revenues                                                    46,138                   23,329 (f)                   69,467
Accumulated (earnings) deficit                                       33,260                  (41,117)                      (7,857)

Equity Method Accounting Restatement Adjustments
The company uses the equity method of accounting for its investments in affiliates' in which the company has the ability to significantly influence, but not control, such affiliates operations. Accordingly, Orbital uses the equity method of accounting for its investments in ORBIMAGE, ORBCOMM and CCI.

(a) As a result of certain participating rights granted to holders of convertible preferred stock of ORBIMAGE, Orbital significantly influences, but does not control, ORBIMAGE even though it owns substantially all of ORBIMAGE's outstanding common stock. The company's prior consolidated financial statements reflected the company's application of the equity method of accounting as it pertained to ORBIMAGE based on Orbital's percentage share of ownership of ORBIMAGE calculated to give effect to the assumed conversion of ORBIMAGE's outstanding convertible preferred stock into ORBIMAGE common stock. As reflected in its restated consolidated financial statements presented herein, the company applies the equity method of accounting as it pertains to ORBIMAGE based on its ownership of outstanding common stock without giving effect to the assumed conversion of ORBIMAGE's outstanding convertible preferred stock. The effect of this revision is to increase equity in losses of affiliates in 1998 and 1997 by $8,519,000 and $698,000, respectively.

     In the first quarter of 1998, pursuant to rights granted under a 1997 stock purchase agreement, ORBIMAGE's minority investors acquired 227,295 shares of ORBIMAGE's convertible preferred stock for total consideration of $22,729,500. ORBIMAGE's convertible preferred stock is convertible into ORBIMAGE's common stock based on a per common share price that was less than the fair value of ORBIMAGE's common stock when the additional preferred shares were acquired in 1998. Previously, the company's financial statements did not give effect to any beneficial conversion discount as an additional net loss allocable to the company pursuant to the equity method of accounting. As reflected in the restated consolidated financial statements presented herein, Orbital calculates its equity in losses of affiliates including the impact of the beneficial conversion. The effect of these revisions is to increase equity in losses of affiliates in 1998 by $13,695,000.

     ORBIMAGE's preferred stockholders are entitled to receive a cumulative dividend, payable either in cash or in additional shares of convertible preferred stock. To date all dividends have been paid in additional shares of convertible preferred stock. Previously, the company's consolidated financial statements did not reflect additional net losses allocable to Orbital as a result of ORBIMAGE's declaration of such "in-kind" dividends on its convertible preferred stock. As reflected in the restated consolidated financial statements presented herein, Orbital calculates its equity in losses of affiliates taking into account such non-cash dividends at their fair value. The effect of these revisions is to increase equity in losses of affiliates in 1998 and 1997 by $7,324,000 and $2,808,000, respectively.

(b) Previously, the company's consolidated financial statements reflected recognition of a gain in the second quarter of 1998 arising from ORBIMAGE's issuance of warrants to purchase common stock. As reflected in the restated consolidated financial statements presented herein, since the warrants have not been exercised, the company has revised its accounting for this equity issuance, resulting in the elimination of its previously reported gain on issuance of affiliate equity by $4,793,000 in 1998.

(c) Previously, the company's consolidated financial statements reflected the recognition of revenue related to the initial transfer of certain assets to ORBIMAGE in 1997 and sales under a procurement agreement with CCI in 1998. Additionally, the company did not previously reflect an increase in its deferred tax asset liabilities related to the ORBIMAGE transaction. As reflected in the restated consolidated financial statements presented herein, the company has revised its accounting for these transactions and the tax impact thereto, eliminating its reported revenues related to these sales to CCI of $6,556,000 in 1998, and to ORBIMAGE of $58,539,000 in 1997. Operating income was also reduced in 1998 and 1997 by $596,000 and 14,469,000, respectively. The net impact of the adjustments on equity in losses of affiliates was $238,000 in 1998 and $5,122,000 in 1997. Finally, the company's provision for income taxes was increased as a result of this revision in 1997 by $10,898,000 to reflect deferred tax liabilities related to the investment basis differences.

(d) Previously, the company's consolidated financial statements reflected the company's capitalization of interest expense on various assets, including on its equity investments in ORBIMAGE, ORBCOMM and CCI. As reflected in the restated consolidated financial statements presented herein, Orbital has not capitalized interest expense on its investment in ORBIMAGE and has revised the capitalization of interest on certain other assets including its equity method investments in ORBCOMM and CCI. These revisions include the compounding impact of interest, and the reduction of eligible investment amounts for losses recognized for equity method investors. These revisions had the effect of increasing (decreasing) interest expense in 1998, 1997 and 1996 by $6,204,000, $2,465,000, and $ (952,000), respectively.

(e) Previously, the company's consolidated financial statements did not reflect amortization of the excess of the company's investment in ORBIMAGE over the underlying share of the company's equity in ORBIMAGE. As reflected in the restated consolidated financial statements presented herein, Orbital is amortizing such excess over eight years. This revision had the effect of increasing the company's equity in losses of affiliates by approximately $355,000 and $237,000 in 1998 and 1997, respectively.

(f) Previously, the company's consolidated financial statements did not reflect the amortization of previously deferred profits in connection with its sales of both satellites and ground stations to ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital is amortizing a portion of such deferred profits over the estimated lives of both the satellites and the ground stations. This revision had the effect of increasing the company's equity in losses of affiliates by approximately $1,298,000, $439,000 and $439,000 in 1998, 1997 and 1996, respectively.


Asset Restatement Adjustments
(g) The company has historically capitalized certain costs associated with certain product enhancements, internally developed software and certain other costs. Previously, the company's consolidated financial statements reflected such costs as capitalized assets. As reflected in the restated consolidated financial statements presented herein, the company has expensed all previously capitalized enhancement costs and certain other non-capitalizable costs. These revisions resulted in an increase in research and development expenses and costs of goods sold and an increase (decrease) in revenues for 1998 of $4,787,000, $1,708,000 and $2,477,000, respectively, for 1997 of $6,785,000, $660,000, and $(1,428,000),
     respectively and for 1996 of $1,338,000, ($204,000) and ($4,791,000),
     respectively. These adjustments also had the impact of decreasing selling, general and administrative expenses by $2,631,000 in 1998 and increasing equity in losses of affiliates by $770,000 in 1998. This adjustment had the impact of increasing accumulated deficit at January 1, 1996 by $328,000.

Other Restatement and Reclassification Adjustments
(h) Previously, the company's consolidated financial statements did not reflect a write-down in the book value of inventory at the company's Magellan subsidiary related to certain obsolete consumer products. The adjustment to record the write-down in inventory as reflected in the restated consolidated financial statements presented herein, resulted in an increase to costs of goods sold of approximately $4,670,000, an increase in selling, general and administrative expenses of $324,000 and an increase in non-controlling interests of approximately $2,988,000 in 1998.

(i) The company had previously amortized a portion of the goodwill arising from the acquisition of Ashtech Inc. as a direct charge against non-controlling interests. As reflected in the restated consolidated financial statements presented herein, the company is amortizing such goodwill as a charge to operations, resulting in an increase in goodwill amortization expense for 1998 of $1,202,000 and an increase in non-controlling interests of $408,000.

(j) The company's consolidated balance sheet at December 31, 1998 includes a deferred tax asset of approximately $3,400,000 relating primarily to Canadian investment tax credit carryforwards. The restated consolidated financial statements include a revised calculation of this deferred tax asset in 1998, resulting in an increase of costs of goods sold and provision for income taxes in 1998 of $2,166,000 and $1,222,000, respectively.

(k) The company's consolidated balance sheet as of December 31, 1998 reflected $26,829,000 due to a joint venture partner as a reduction of advances to the investment in the joint venture. The restated consolidated balance sheet as of December 31, 1998 has classified this amount as a long-term liability. During 1998, the company reclassified a permanent impairment of $2,479,000 on a certain investment from costs of goods sold to asset impairment charges.

     As reflected in the restated consolidated financial statements, the company has recorded certain other adjustments, the net effect of which is presented in the table. None of these entries is significant individually or in the aggregate.

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

                                                                               YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                             1998        1997         1996
                                                                         ----------  -----------   ----------
                                                                         (restated)  (restated)    (restated)
                                                                                   (IN THOUSANDS)
                      SPACE AND GROUND
                      INFRASTRUCTURE SYSTEMS:
                           Revenues..................................     $ 613,511   $ 474,452    $ 377,166
                           Operating income..........................        48,344      25,966       16,291
                           Identifiable assets.......................       605,316     510,638      369,672
                           Capital expenditures......................        30,844      35,011       23,829
                           Depreciation and amortization.............        26,409      22,190       21,954
                      SATELLITE ACCESS PRODUCTS:
                           Revenues..................................     $ 116,392   $  71,384    $  71,188
                           Operating income (loss)...................       (31,659)    (11,754)       4,902
                           Non-controlling interest in losses of
                             consolidated subsidiaries...............        12,349       8,151           --
                           Gain on sale of subsidiary equity.........            --      21,810           --
                           Identifiable assets.......................       121,196     143,800       32,376
                           Capital expenditures......................         5,450       1,692        3,402
                           Depreciation and amortization.............         4,863       1,962          944
                      SATELLITE SERVICES:
                           Revenues..................................     $     759   $     172    $   1,433
                           Operating loss............................        (4,039)     (6,705)      (7,436)
                           Equity in earnings (losses) of affiliates.       (76,816)    (25,094)      (7,008)
                           Non-controlling interest in (earnings)
                             losses of consolidated subsidiaries.....         1,763      (5,513)       1,473
                           Identifiable assets.......................       168,680     123,447      107,565
                           Capital expenditures......................            --         497       12,613
                           Depreciation and amortization.............            --         401        2,198
                      CONSOLIDATED:
                           Revenues..................................     $ 730,662   $ 546,008    $ 449,787
                           Operating income..........................        12,646       7,507       13,757
                           Equity in earnings (losses) of affiliates.       (76,815)    (25,094)      (7,008)
                           Non-controlling interest in losses of
                             consolidated subsidiaries...............        14,112       2,638        1,473
                           Gain on issuance of subsidiary equity.....            --      21,810           --
                           Identifiable assets.......................       895,192     777,885      509,613
                           Capital expenditures......................        36,294      37,200       39,844
                           Depreciation and amortization.............        31,272      24,553       25,096

DOMESTIC AND NON-U.S. OPERATIONS

    The following table presents Orbital's revenues, operating income (loss) and identifiable assets by major originating location:

                                 YEARS ENDED DECEMBER 31,
                           -----------------------------------
                              1998        1997         1996
                           ----------  ----------   ----------
                           (restated)  (restated)   (restated)
                                      (IN THOUSANDS)
REVENUES:
     United States .....   $ 644,448    $ 465,177   $ 380,482
     Canada and Mexico .      72,642       75,584      65,350
     Other .............      13,572        5,247       3,955
                           ---------    ---------   ---------
          Total ........   $ 730,662    $ 546,008   $ 449,787
                           =========    =========   =========
OPERATING INCOME (LOSS):
     United States .....   $  11,939    $   5,972   $  11,098
     Canada and Mexico .       2,277        1,465       2,416
     Other .............      (1,570)          70         243
                           ---------    ---------   ---------
          Total ........   $  12,646    $   7,507   $  13,757
                           =========    =========   =========
IDENTIFIABLE ASSETS:
     United States .....   $ 833,054    $ 727,509
     Canada and Mexico .      57,121       46,984
     Other .............       5,017        3,392
                           ---------    ---------
          Total ........   $ 895,192    $ 777,885
                           =========    =========

EXPORT SALES AND MAJOR CUSTOMERS

    Orbital's sales to geographic areas were as follows:

                                YEARS ENDED DECEMBER 31,
                             1998        1997          1996
                          ----------  ----------    ----------
                          (RESTATED)  (RESTATED)    (RESTATED)
                                    (IN THOUSANDS)
United States ..........  $551,976     $387,074     $337,917
Canada .................    48,330       39,274       46,742
Far East ...............    39,196       32,875       17,517
Middle East and other...    34,486       24,326       13,859
Southeast Asia .........    28,976       35,688           --
Europe .................    27,698       26,771       33,752
                          --------     --------     --------
          Total ........  $730,662     $546,008     $449,787
                          ========     ========      =======

    Approximately 46%, 42% and 45% of the company's revenues in 1998, 1997 and 1996, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government's prime contractors.

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

    Pursuant to the terms of the partnership agreements, (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM, (ii) OCC controls and consolidates the operational and financial affairs of ORBCOMM USA, and (iii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since OCC is unable to control, but is able to exercise significant influence over ORBCOMM's and ORBCOMM International's operational and financial affairs, the company accounts for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting.

    Orbital is the primary supplier to ORBCOMM of its communications satellites, launch vehicles and certain of its satellite ground systems and software. During 1998, 1997 and 1996, Orbital recorded sales to ORBCOMM of approximately $36,596,000, $57,988,000 and $47,215,000, respectively. During 1998, Orbital deferred invoicing ORBCOMM for approximately $33,000,000 for work done under a satellite and launch procurement agreement. Approximately one-half of the deferred invoice amount has been advanced to Orbital by an affiliate of Teleglobe. This deferral is classified as an advance to ORBCOMM and is repayable by December 31, 1999, or at the time of ORBCOMM's initial public offering, whichever occurs first. In addition, since 1995 Orbital has provided certain administrative services to ORBCOMM on a cost-reimbursable basis. During 1998, 1997 and 1996, Orbital was reimbursed approximately $3,183,000, $2,298,000 and $1,295,000, respectively, for such services. At December 31, 1998 and 1997, Orbital had approximately $157,725,000 and $80,682,000, respectively, in investments in and advances to ORBCOMM, of which $49,570,000 and $32,704,000, respectively, represented receivables and deferred invoicing (net of the amount advanced by Teleglobe).

    At December 31, 1998 and 1997, ORBCOMM had approximately $346,634,000 and $316,969,000 in total assets, $241,844,000 and $210,551,000 in total liabilities and $104,790,000 and $106,418,000 of total partners' capital, respectively. ORBCOMM recorded approximately $1,262,000, $527,000 and $420,000 in revenues and $69,628,000, $31,436,000 and $19,480,000 in net losses for the years ended
December 31, 1998, 1997 and 1996, respectively.

ORBIMAGE

    In 1997, the company's then-subsidiary, ORBIMAGE, completed a private placement of equity. Since Orbital is unable to control, but is able to exercise significant influence over ORBIMAGE's operational and financial affairs, the company uses the equity method of accounting for its ownership interest in ORBIMAGE. As of December 31, 1998 and 1997, the company's investments in and advances to ORBIMAGE were $27,891,000 and $26,443,000, respectively.

    Orbital is the primary supplier to ORBIMAGE of imaging satellites, launch services and satellite ground systems and software. During the years ended December 31, 1998 and 1997, Orbital recorded sales to ORBIMAGE of approximately $89,006,000 and $ $30,079,000, respectively. Additionally, Orbital provides certain administrative services to ORBIMAGE on a cost-reimbursable basis. During 1998 and 1997, Orbital was reimbursed approximately $1,985,000 and $1,444,000, respectively, for such administrative services. At December 31, 1998 and 1997, the company had total receivables due from ORBIMAGE of approximately $18,725,000 and $3,548,000, respectively.

    At December 31, 1998 and 1997, ORBIMAGE had approximately $308,078,000 and $137,749,000 in total assets, $195,625,000 and $52,389,000 in total liabilities and $33,964,000 and $49,005,000 of total stockholders' equity, respectively. ORBIMAGE recorded approximately $11,663,000, $2,062,000, and $1,055,000 in revenues and $26,538,000, $6,890,000 and $4,895,000 in net losses available to common stockholders for the years ended December 31, 1998, 1997 and 1996, respectively.

CCI INTERNATIONAL, N.V.

    In 1998, the company entered into a stock purchase agreement with CCI International, N.V. ("CCI"), a corporation that plans to provide satellite-based voice-communication services. In connection with the execution of the agreement, the company and CCI entered into a satellite and launch vehicle procurement contract valued at approximately $480,000,000 for the satellites (and a price to be determined for the launch vehicles in the event Orbital procures them). As of December 31, 1998, the company's investment in and advances to CCI was $21,382,000. The company currently owns 40% of CCI and may make additional investments in CCI during 1999, and uses the modified equity method of accounting to account for its investment in CCI. However, the company has provided substantially all CCI's funding, and accordingly, the company did not recognize any revenue in connection with its satellite contract.

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

    ASHTECH INC.

     On December 31, 1997, Orbital merged Magellan with Ashtech Inc. ("Ashtech"). To effect the merger Orbital provided consideration of approximately $80,000,000 to former Ashtech stockholders consisting of $25,000,000 in cash and approximately 23,954,000 shares of Magellan common stock, and now owns a controlling interest of approximately 66% of Magellan. Orbital recognized a gain of $21,810,000 on the issuance of the shares of Magellan common stock. The merger was accounted for using the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $73,002,000, which is being amortized on a straight-line basis over 20 years.

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

    The following unaudited, supplemental financial information presents the consolidated results of operations, on a pro forma basis, as though the acquisitions were consummated on January 1, 1997:


                                                                                 DECEMBER 31,
                                                                          --------------------------
                                                                             1998            1997
                                                                          ----------      ----------
                                                                          (RESTATED)      (RESTATED)
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
              Revenues.........................................           $ 749,734       $ 659,732
              Net income (loss)................................           $ (59,634)      $ (12,976)
              Net income (loss) per common and dilutive share..           $   (1.67)      $   (0.40)


    The allocation of purchase price to net assets acquired in 1998 may be adjusted in 1999 if additional information becomes known about certain business assumptions used to estimate the fair value of such net assets.

    In October 1996, Orbital's wholly owned subsidiary, MacDonald, Dettwiler and Associates Ltd. ("MDA"), sold substantially all the assets of The PSC Communications Group Inc. for approximately $13,000,000, resulting in a gain of approximately $3,600,000. The gain on the sale of $1,980,000, net of taxes, has been recognized as an extraordinary item since the assets were acquired through the acquisition of MDA, which was accounted for as a pooling-of-interests.

5. BALANCE SHEET ACCOUNTS

SHORT-TERM INVESTMENTS

    The following table sets forth the aggregate amortized cost, aggregate fair value and gross unrealized gains for Orbital's short-term investments in debt securities:

                                       DECEMBER 31,
                                      --------------
                                      1998      1997
                                      ----      ----
                                      (IN THOUSANDS)
                 Amortized cost....  $ 2,665   $ 2,301
                 Fair value........    2,665     2,573
                                     -------   -------
                 Unrealized gains..  $    --   $   272
                                     =======   =======

During 1998, the company did not realize any significant gains on sales of investments corresponding to unrealized gains included in other comprehensive income as of December 31, 1997. All debt securities held at December 31, 1998 are scheduled to mature in 1999.

INVENTORY

    Inventories, net of allowances for obsolescence, consisted of the following:

                                                                                                      DECEMBER 31,
                                                                                                 ---------------------
                                                                                                    1998        1997
                                                                                                 ----------   --------
                                                                                                 (RESTATED)   (RESTATED)
                                                                                                      (IN THOUSANDS)
                                    Components and raw materials....................              $  14,488    $ 24,913
                                    Work-in-process.................................                 45,178      35,246
                                    Finished goods..................................                  6,690       9,980
                                    Allowance for inventory obsolescence............                 (8,215)    (10,900)
                                                                                                   --------    --------
                                              Total.................................              $  58,141    $ 59,239
                                                                                                  =========    ========

    Work-in-process inventory was reduced by contractual progress payments received of $5,624,000 and $5,899,000 at December 31, 1998 and 1997,
respectively.

ACCOUNTS RECEIVABLE

    The components of receivables were as follows:

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1998        1997
                                                                              --------    --------
                                                                             (RESTATED)  (RESTATED)
                                                                                  (IN THOUSANDS)
                                Billed and billable......................     $111,322    $118,612
                                Recoverable costs and accrued profit not
                                  billed.................................      120,371      99,750
                                Retainages due upon contract completion..        4,987       6,132
                                Allowance for doubtful accounts..........      (21,570)    (18,077)
                                                                              --------    --------
                                          Total..........................     $215,110    $206,417
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

    At December 31, 1998 and 1997, $50,165,000 and $43,294,000, respectively, were receivable from non-U.S. customers. The company enters into forward exchange contracts in an effort to hedge against foreign currency fluctuations on certain receivables and payables denominated in foreign currencies. Accordingly, Orbital is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. The following table summarizes at December 31, 1998, outstanding foreign exchange contracts to sell (purchase) foreign currencies, along with current market values:

                                                       CURRENCIES               CURRENT    UNREALIZED
                                                         HEDGED     CONTRACT     MARKET       GAIN
                              FOREIGN CURRENCY HEDGED   AGAINST      AMOUNT      VALUE       (LOSS)
                              -----------------------  ----------   ---------   --------   ----------
                                                             (U.S. DOLLARS, IN THOUSANDS)
                            Australian Dollars.......    CD          $   144     $   142     $    (2)
                            Belgian Francs...........    CD              243         232         (11)
                            European Currency Units..    CD            2,053       2,023         (30)
                            European Currency Units..    PS              759         732         (27)
                            Pounds Sterling..........    CD             (373)       (384)        (11)
                            Norwegian Kroner.........    CD            1,016         981         (35)
                            U.S. Dollars.............    CD           16,430      14,917      (1,513)
                            U.S. Dollars.............    PS               64          66           2

----------

     CD - Canadian Dollars


     PS - Pounds Sterling


    MDA is also subject to off-balance sheet risk for a letter-of-credit facility to cover foreign exchange commitments. At December 31, 1998, $10,000,000 of letters of credit were secured by this facility and $37,000,000 remained available.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                                                    DECEMBER 31,
                                                                                ---------------------
                                                                                   1998       1997
                                                                                ----------  ---------
                                                                                (RESTATED) (RESTATED)
                                                                                   (IN THOUSANDS)
                             Land..........................................     $   4,123   $     852
                             Buildings and leasehold improvements..........        21,557      22,112
                             Machinery and equipment.......................       167,722     138,499
                             Equipment and satellite systems under
                               construction................................        18,616      27,367
                             Software, intellectual property and technical
                               drawings....................................        27,222      15,750
                             Accumulated depreciation and amortization.....       (99,839)    (79,253)
                                                                                ---------   ---------
                                       Total...............................     $ 139,401   $ 125,327
                                                                                =========   =========

    Interest expense of approximately $1,705,000, $429,000 and $1,266,000 was capitalized during 1998, 1997 and 1996, respectively, as part of the historical cost of land, buildings and equipment under construction.

ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1998       1997
                                                                            --------   ---------
                                                                              (IN THOUSANDS)
                                   Payroll, payroll taxes and fringe        $ 39,289   $ 28,291
                                     benefits..........................
                                   Payable to subcontractors...........       18,703     15,534
                                   Accrued contract costs..............       32,118     38,866
                                   Other accrued expenses..............       18,378     15,327
                                                                            --------   --------
                                             Total.....................     $108,488   $ 98,018
                                                                            ========   ========

    Approximately $6,520,000 and $16,332,000 of accrued contract costs at December 31, 1998 and 1997, respectively, related to certain contracts acquired in 1997.

6. DEBT OBLIGATIONS

    The following sets forth long-term obligations, excluding capital lease obligations (see note 7):

                                                                                        DECEMBER 31,
                                                                                    ---------------------
                                                                                      1998        1997
                                                                                    ---------   ---------
                                                                                       (IN THOUSANDS)
                          7% note, principal and interest due monthly through       $      -    $    631
                            1998................................................
                          7.09 - 9.35% notes, principal and interest due monthly
                            1998-1999...........................................       3,098       7,421
                          8.25% bank note, principal and interest due monthly
                            through 2001........................................       1,142           -
                          7.19% - 8.64% notes, principal and interest due monthly
                            through 2003........................................      24,428      24,562
                          8.41% note, principal and interest due monthly through
                            2005................................................       8,439       9,407
                          6% note, principal and interest due semi-annually
                            through 2000........................................       2,900       4,350
                          6% bank notes, principal and interest due monthly
                            through 2002........................................       1,823       1,964
                          12% note, interest due semi-annually, principal due
                            1999-2001...........................................      20,000      20,000
                          7.5% bank notes, interest and principal due quarterly
                            through 2002........................................      36,000      47,750
                          5% convertible subordinated notes, interest due
                            semi-annually, principal due 2002...................     100,000     100,000
                                                                                    --------    --------
                                                                                     197,830     216,085
                          LESS CURRENT PORTION..................................     (19,236)    (18,189)
                                                                                    --------    --------
                          LONG-TERM PORTION.....................................    $178,594    $197,896
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

7. LEASE COMMITMENTS

    Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) at December 31, 1998 were as follows:

                                                                   OPERATING   CAPITAL
                                                                   ---------   -------
                                                                     (IN THOUSANDS)
                               1999.......................         $ 14,425    $ 1,877
                               2000.......................           13,462      1,308
                               2001.......................           10,995      1,213
                               2002.......................            9,135        202
                               2003.......................            8,878        169
                               2004 and thereafter........           29,948          -
                                                                   --------    -------
                                                                   $ 86,843      4,769
                                                                   ========
                               Less interest at 10%.......                        (512)
                               Less current portion.......                      (1,570)
                                                                               -------
                               Long-term portion..........                     $ 2,687
                                                                               =======

    Rent expense for 1998, 1997 and 1996 was approximately $14,124,000, $10,870,000 and $12,300,000, respectively.

8. INCOME TAXES

    The provisions for income taxes consisted of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                             -----------------------------
                                                                1998       1997      1996
                                                             ---------  ---------  -------
                                                             (restated)(restated) (restated)
                                                                     (IN THOUSANDS)
                                      CURRENT PROVISION:
                                        U.S. Federal.....      $    -     $    -     $    -
                                        Foreign..........       1,394      1,283        211
                                        State............           -          -          -
                                      DEFERRED PROVISION:
                                        U.S. Federal.....           -     10,898          -
                                        Foreign..........       3,822        752          -
                                        State............           -          -          -
                                                               ------     -------    ------
                                                Total....      $5,216     $12,933    $  211
                                                               ======     =======    ======

    The income tax provisions were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                                                                YEARS ENDED DECEMBER 31,
                                                                            --------------------------------
                                                                              1998       1997        1996
                                                                            --------   ---------   ---------
                                                                            (restated) (restated)  (restated)
                        U.S. Federal statutory rate.....................      (35.0)%        35%         35%
                        Changes in valuation allowance..................       53.4       815.2       (43.6)
                        Investments in affiliates and non-controlling
                          interests in net assets of consolidated
                          subsidiaries..................................        2.0       582.2           -
                        Intangible amortization.........................        4.7        91.4        21.9
                        Foreign income taxes, net.......................        2.2        60.3       (21.4)
                        Other, net......................................      (17.1)     (737.7)       10.7
                                                                            --------   --------       -----
                                  Effective rate........................       10.2%      846.4%        2.6%
                                                                            ========   ========       =====

    The tax effects of significant temporary differences were as follows:

                                                                                   DECEMBER 31,
                                                                              ---------------------
                                                                                 1998        1997
                                                                              ---------   ---------
                                                                                   (RESTATED)
                                                                                 (IN THOUSANDS)
                               TAX ASSETS:
                                 U.S. Federal and state net operating loss
                                   carryforward...........................    $ 106,390   $  67,517
                                 Non-deductible financial statement
                                   accruals...............................       49,384      55,792
                                 U.S. Federal and foreign tax credit
                                   carryforward...........................        8,771      14,464
                                 Intangible assets........................        8,364       5,988
                                                                              ---------   ---------
                                                                                172,909     143,761
                                 Valuation allowance......................      (94,185)    (66,889)
                                                                              ---------   ---------
                                    Tax assets, net.......................    $  78,724   $  76,872
                                                                              =========   =========
                               TAX LIABILITIES:
                                 Excess deductions for tax reporting
                                   purposes...............................    $  36,760   $  28,141
                                 Excess tax depreciation..................       27,216      15,916
                                 Investments in subsidiaries/affiliates...           --       6,198
                                 Percentage-of-completion accounting......        5,049       5,211
                                                                              ---------   ---------
                                    Tax liabilities.......................    $  69,025   $  55,466
                                                                              =========   =========

    In 1998, 1997 and 1996 approximately $8,300,000, $5,200,000 and $4,900,000, respectively, of income (loss) before provision for income taxes was generated from foreign sources. At December 31, 1998, the company had U.S. federal net operating loss carryforwards (portions of which expire beginning in 2004) of approximately $278,000,000, and U.S. research and experimental income tax credit carryforwards of approximately $3,148,000, and foreign investment income tax credit carryforwards (subject to expiration in 2008) of approximately $3,778,000. Such net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions. Additionally, at December 31, 1998, approximately $43,000,000 of net deferred tax assets will reduce goodwill and approximately $9,700,000 of net deferred tax assets will reduce equity to the extent such assets reduce future taxable income. Management believes that it is more likely than not that the net deferred tax assets recorded will be realized in the future.

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

    The following two tables summarize information regarding options under the company's stock option plans for the last three years:

                                                                                           WEIGHTED
                                                                                            AVERAGE   OUTSTANDING
                                                                  NUMBER OF  OPTION PRICE  EXERCISE       AND
                                  ORBITAL OPTIONS                  SHARES      PER SHARE     PRICE    EXERCISABLE
                         --------------------------------        ---------   ------------  --------   -----------
                         Outstanding at December 31, 1995.....   2,240,525   $1.82-$22.00   $ 14.16    1,133,713
                           Granted............................   1,372,000    12.25-17.63     13.26
                           Exercised..........................    (298,916)    1.82-17.75      7.20
                           Cancelled or expired...............    (588,399)    3.51-22.00     20.23
                                                                 ----------
                         Outstanding at December 31, 1996.....   2,725,210     1.82-22.00     13.10    1,324,316
                           Granted............................   1,908,650    13.50-24.00     17.29
                           Exercised..........................    (326,263)    1.82-18.81     10.43
                           Cancelled or expired...............    (300,306)    1.82-22.00     15.12
                                                                 ----------
                         Outstanding at December 31, 1997.....   4,007,291     1.84-24.00     15.16    1,549,185
                           Granted............................   2,236,700    18.38-38.44     32.49
                           Exercised..........................  (1,086,537)    1.76-20.75     13.39
                           Cancelled or expired...............    (713,898)    3.51-38.44     35.07
                                                                 ----------
                         Outstanding at December 31, 1998.....   4,443,556   $3.51-$38.44   $ 21.09    1,548,218
                                                                 ==========  ============   =======    =========

                                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                --------------------------------------------------  ---------------------------------
                                                     WEIGHTED
                                     NUMBER           AVERAGE          WEIGHTED          NUMBER           WEIGHTED
                 RANGE OF          OUTSTANDING       REMAINING          AVERAGE        EXERCISABLE         AVERAGE
              EXERCISE PRICES   AT DEC. 31, 1998 CONTRACTUAL LIFE   EXERCISE PRICE  AT DEC. 31, 1998   EXERCISE PRICE
              ---------------   ---------------- ----------------   --------------  ----------------   --------------
                 $ 3.51-$16.50     1,987,735           6.66             $ 14.30        1,064,127           $ 13.43
                 $16.63-$30.69     1,959,821           8.76             $ 24.26          450,757           $ 18.60
                 $32.88-$38.44       496,000           9.35             $ 35.77           33,334           $ 32.88
                 -------------     ---------           ----             -------        ---------           -------
                 $ 3.51-$38.44     4,443,556           7.88             $ 21.09        1,548,218           $ 15.36
                 =============     =========           ====             =======        =========           =======

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

    The following two tables summarize information regarding options under the OCC Plan for the last three years:

                                                                                         WEIGHTED
                                                                                         AVERAGE   OUTSTANDING
                                                                NUMBER OF  OPTION PRICE  EXERCISE      AND
                                    OCC OPTIONS                  SHARES      PER SHARE    PRICE    EXERCISABLE
                         -------------------------------       ----------  ------------ ---------  ------------
                         Outstanding at December 31, 1995...     545,900   $1.50-$14.00   $  5.56     411,086
                           Granted..........................     154,500    17.00-25.00     20.50
                           Exercised........................     (67,270)    1.50-13.00      2.43
                           Cancelled or expired.............     (34,300)    1.50-17.00     13.81
                                                               ---------
                         Outstanding at December 31, 1996...     598,830     1.50-25.00      9.40     393,903
                           Granted..........................     284,500          26.50     26.50
                           Exercised........................     (20,900)    1.50-25.00      6.68
                           Cancelled or expired.............    (112,600)    1.50-25.00     14.86
                                                               ---------
                         Outstanding at December 31, 1997...     749,830     1.50-26.50     15.22     415,804
                           Granted..........................     305,300    26.50-39.75     32.37
                           Exercised........................     (32,600)    1.50-13.00      3.15
                           Cancelled or expired.............     (17,700)    1.50-26.50     23.94
                                                               ---------
                         Outstanding at December 31, 1998...   1,004,830   $1.50-$39.75   $ 20.40     520,864
                                                               ==========  ============   =======     =======

                                                           WEIGHTED
                                         NUMBER            AVERAGE           WEIGHTED         NUMBER                  WEIGHTED
                     RANGE OF          OUTSTANDING        REMAINING           AVERAGE       EXERCISABLE               AVERAGE
                  EXERCISE PRICES   AT DEC. 31, 1998   CONTRACTUAL LIFE    EXERCISE PRICE   AT DEC. 31, 1998       EXERCISE PRICE
                 ----------------   ----------------   ----------------    --------------   ----------------       --------------
                 $1.50-$13.00 ..         345,530            4.10             $   4.96         345,530                 $    4.96
                 $17.00-$25.00..          77,500            7.19             $  20.35          43,750                 $   19.97
                 $26.50-$39.75..         581,800            8.83             $  29.58         131,584                 $   26.50
                 ---------------       ---------            ----             --------         -------                 ---------
                 $1.50-$39.75 ..       1,004,830            7.08             $  20.40         520,864                 $   11.66
                 ===============       =========            ====             ========         =======                 =========


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

    The following two tables summarize information regarding options under Magellan's stock option plans for the last three years:

                                                                                            WEIGHTED        OUTSTANDING
                                                               NUMBER OF     OPTION PRICE    AVERAGE            AND
                              MAGELLAN OPTIONS                  SHARES         PER SHARE  EXERCISE PRICE    EXERCISABLE
                      ------------------------------------     ---------   -------------- --------------   ------------
                      Outstanding at December 31, 1995....            --             --         --                --
                        Granted...........................     6,915,900   $       1.10     $ 1.10
                        Exercised.........................            --             --         --
                        Cancelled or expired..............      (322,300)          1.10       1.10
                                                              ----------
                      Outstanding at December 31, 1996....     6,593,600           1.10       1.10           667,539
                        Granted...........................     1,717,500           1.10       1.10
                        Exercised.........................      (103,909)          1.10       1.10
                        Cancelled or expired..............    (1,427,531)          1.10       1.10
                                                              ----------
                      Outstanding at December 31, 1997....     6,779,660           1.10       1.10         2,528,097
                        Granted...........................    15,307,204           0.40       0.40
                        Exercised.........................       (21,300)     0.40-1.10    $  0.98
                        Cancelled or expired..............    (5,093,210)     0.40-1.10       1.03
                                                              ----------
                      Outstanding at December 31, 1998....    16,972,354   $ 0.40-$1.10    $  0.47         5,389,208
                                                              ==========   ============    =======        ==========



                                        NUMBER          AVERAGE           WEIGHTED         NUMBER             WEIGHTED
                    RANGE OF         OUTSTANDING       REMAINING          AVERAGE       EXERCISABLE           AVERAGE
                EXERCISE PRICES   AT DEC., 31, 1998  CONTRACTUAL LIFE  EXERCISE PRICE  AT DEC., 31, 1998   EXERCISE PRICE
                ---------------   -----------------  ----------------  --------------- -----------------   ---------------
                $0.40-$0.40....       15,268,917          8.28             $ 0.40         3,900,075            $ 0.40
                $1.10-$1.10....        1,703,437          7.59             $ 1.10         1,489,133            $ 1.10
                -----------           ----------          ----             ------         ---------            ------
                $0.40-$1.10....       16,972,354          8.21             $ 0.47         5,389,208            $ 0.59
                ===========           ==========          ====             ======         =========            ======


    In connection with Magellan's merger with Ashtech on December 31, 1997, Magellan assumed Ashtech's option plan and issued replacement options that are exercisable into Magellan common stock. At December 31, 1998, 650,077 non-qualified replacement options were outstanding, 494,561 of which were exercisable at prices ranging from $0.81 to $1.72. The weighted average remaining contractual life on these outstanding options is seven years.

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


                           ADDITIONAL SHARES                                                                  WEIGHTED AVERAGE
                             AVAILABLE AT                                              RISK-FREE                 FAIR VALUE
                             DECEMBER 31,                 VOLATILITY                 INTEREST RATE         PER SHARE AT GRANT DATE
                     ---------------------------  --------------------------  -------------------------- ---------------------------
                        1998      1997     1996     1998     1997      1996     1998     1997     1996     1998      1997     1996
                     ---------  -------- -------- -------- --------  -------- -------- -------- -------- --------  --------  -------
 Orbital Plans....     271,619  218,868  231,955     55%      54%       56%      5.8%     6.1%     5.3%   $ 32.49   $ 17.29  $ 13.26
 OCC Plan.........      56,925   48,878   20,778     30%      30%       30%      5.4%     6.1%     5.6%   $ 32.37   $ 26.50  $ 20.50
 Magellan Plans...   9,892,346  116,431  406,400     30%      30%       30%      5.5%     5.9%     6.4%   $  0.40   $  1.10  $  1.10


The assumed expected dividend yield was zero for all years for all option plans. The assumed average expected life for all options for all years was 4.5 years.

    Had the company determined compensation expense in accordance with the provisions of SFAS 123, based on the calculated fair value of stock options at the grant date, the company's net loss, net loss per common share and net loss per common share, assuming dilution, would have been ($76,176,000), ($2.14) and ($1.89), respectively, for the year ended December 31, 1998; ($21,657,000), ($0.67) and ($0.64), respectively, for the year ended December 31, 1997; and ($743,000), ($0.03) and ($0.02), respectively, for the year ended December 31, 1996. Pro forma net loss reflects only options granted in 1998, 1997 and 1996 and, therefore, may not be representative of the effects for future periods.

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

CASH FLOWS

    Cash payments for interest and income taxes were as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                   1998       1997        1996
                                                                ---------- ----------   --------
                                                                       (IN THOUSANDS)
                    Interest paid.............................  $ 16,032   $ 10,059    $ 10,860
                    Income taxes paid, net of refunds.........     1,624        544       1,327

NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) and outstanding shares of common stock used in calculating earnings (loss) per share differed from those amounts reported in the consolidated financial statements as follows:

                                                                             NET INCOME       NET INCOME (LOSS)
                                                                               (LOSS)         PER COMMON SHARE,
                                                                          PER COMMON SHARE    ASSUMING DILUTION
                                                                          ----------------    ------------------
                                                                                       (RESTATED)
                                                                                     (IN THOUSANDS)
                         1998
                         Net loss.......................................      $(56,552)                N/A
                                                                               =======
                         Outstanding common shares......................        37,018                  N/A
                         Effect of weighting for outstanding shares.....        (1,393)                 N/A
                                                                               -------              -------
                              Adjusted shares...........................        35,625                  N/A
                                                                               =======              =======
                         1997
                         Net loss.......................................      $(11,405)                 N/A
                                                                               =======
                         Assuming conversion of convertible notes.......            --                  N/A
                                                                               -------              -------
                         Outstanding common shares......................        32,482                  N/A
                         Effect of weighting for outstanding shares.....          (199)                 N/A
                                                                               -------              -------
                              Adjusted shares...........................        32,283                  N/A
                                                                               =======              =======
                         1996
                         Net income.....................................      $  9,942             $  9,942
                                                                               =======              =======
                         Assuming conversion of convertible notes.......            --                2,357
                                                                               -------              -------
                              Net income, as adjusted...................      $  9,942             $ 12,299
                                                                               =======              =======
                         Outstanding common shares......................        32,161               32,161
                         Effect of weighting for outstanding shares.....        (3,024)              (3,024)
                         Dilutive impact of outstanding stock options...            --                   83
                         Assuming conversion of convertible notes.......            --                2,396
                                                                               -------              -------
                              Adjusted shares...........................        29,137               31,616
                                                                               =======              =======


    In periods of net loss, the assumed conversion of convertible notes and stock options are anti-dilutive. For the year ended December 31, 1998 and 1997, assuming conversion of convertible notes and the dilutive impact of outstanding stock options, diluted shares would have been 40,336,587 and 33,981,000, respectively.

12.  SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Management has determined to restate its previously issued consolidated financial statements for each of the quarters in 1998 and 1997 with respect to its accounting treatment for certain matters described below. The following is a summary of selected quarterly financial data for the previous two years:


                                                                                   QUARTER ENDED
                                                                   ---------------------------------------------
                                                                    MARCH 31     JUNE 30    SEPT. 30     DEC. 31
                                                                   ---------     -------    --------     -------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                   1998 (AS PREVIOUSLY REPORTED)
                   Revenues....................................     $ 186,159   $ 184,516   $ 187,688   $ 175,914
                   Gross profit................................        51,374      50,851      46,493      38,838
                   Income (loss) from operations...............        13,365       8,251       9,292      (5,615)
                   Net income (loss)...........................         4,745       5,998       2,436     (19,551)
                   Net income (loss) per common share..........          0.14        0.17        0.07       (0.53)
                   Net income (loss) per common share, assuming
                     dilution..................................          0.13        0.17        0.06       (0.53)
                   1997 (AS PREVIOUSLY REPORTED)
                   Revenues....................................       122,112     142,226     164,670     176,967
                   Gross profit................................        33,678      39,673      46,015      29,837
                   Income from operations......................         6,047      11,005      12,249         193
                   Net income..................................         5,094       5,603       6,130       6,178
                   Net income per common share.................          0.16        0.17        0.19        0.20
                   Net income per common share, assuming
                     dilution..................................          0.16        0.17        0.18        0.18
                   1998 (AS RESTATED)
                   Revenues....................................       186,027     181,926     187,028     175,681
                   Gross profit................................        50,970      43,547      46,089      40,428
                   Income (loss) from operations...............        10,853       1,323       9,296      (8,826)
                   Net loss....................................       (19,331)     (9,373)     (2,226)    (25,622)
                   Net loss per common and diluted share.......         (0.59)      (0.26)      (0.06)      (0.69)
                   1997  (AS RESTATED)
                   Revenues....................................       113,273      90,263     163,310     179,162
                   Gross profit................................        30,018      22,439      45,641      34,549
                   Income (loss) from operations...............         2,936      (9,150)     10,383       3,338
                   Net income (loss)...........................         2,308     (20,274)      1,001       5,577
                   Net income (loss) per common share..........          0.07       (0.63)       0.10        0.17
                   Net income (loss) per common share,
                     assuming dilution.........................          0.07       (0.63)       0.10        0.17

EQUITY METHOD ACCOUNTING RESTATEMENT ADJUSTMENTS

(a) As a result of certain participating rights granted to holders of convertible preferred stock of ORBIMAGE, Orbital significantly influences, but does not control, ORBIMAGE even though it owns substantially all of ORBIMAGE's outstanding common stock. The company's prior consolidated financial statements reflected the company's application of the equity method of accounting as it pertained to ORBIMAGE based on Orbital's percentage share of ownership of ORBIMAGE calculated to give effect to the assumed conversion of ORBIMAGE's outstanding convertible preferred stock into ORBIMAGE common stock. As reflected in its restated financial statements, the company applies the equity method of accounting as it pertains to ORBIMAGE based on its ownership of outstanding common stock without giving effect to the assumed conversion of ORBIMAGE's outstanding convertible preferred stock. The company has also adjusted the application of the equity method with respect to its investment in CCI. The effect of this revision is to increase equity in losses of affiliates as follows (in thousands):


                         March 31           June 30          September 30        December 30

     1998                  $6,429            $  3,376              $325               $(1,611)

     1997                      --                $100             $(329)                 $927




(b) In the first quarter of 1998, pursuant to rights granted under a 1997 stock purchase agreement, ORBIMAGE's minority investors acquired 227,295 shares of ORBIMAGE's convertible preferred stock for total consideration of $22,729,500. ORBIMAGE's convertible preferred stock is convertible into ORBIMAGE's common stock based on a per common share price of $4.17 that was less than the fair value of ORBIMAGE's common when the additional preferred shares were acquired in 1998. Previously, the company's financial statements did not give effect to any beneficial conversion discount as an additional net loss allocable to the company pursuant to the equity method of accounting. As reflected in the restated consolidated financial statements presented herein, Orbital calculates its equity in losses of affiliates including the impact of the beneficial conversion. The effect of these revisions is to increase equity in losses of affiliates as follows (in thousands):


                          March 31            June 30        September 30        December 30
     1998                 $10,989               $875              $898              $933



(c) ORBIMAGE's preferred stockholders are entitled to receive a cumulative dividend, payable either in cash or in additional shares of convertible preferred stock. To date all dividends have been paid in additional shares of convertible preferred stock. Previously, the company's consolidated financial statements did not reflect additional net losses allocable to Orbital as a result of ORBIMAGE's declaration of such "in-kind" dividends on its convertible preferred stock. As reflected in the restated consolidated financial statements presented herein, Orbital calculates its equity in losses of affiliates talking into account such non-cash dividends at their fair value. The effect of these revisions is to increase equity in losses of affiliates as follows (in thousands):



                            March 31          June 30        September 30        December 30
     1998                  $1,438              $1,916            $1,957           $2,013

     1997                      --              $  150            $1,039           $1,619



(d) The company's consolidated financial statements reflected recognition of a gain in the second quarter of 1998 arising from ORBIMAGE's issuance of warrants to purchase common stock. As reflected in the restated consolidated financial statements presented herein, since the warrants have not been exercised, the company has revised its accounting for this equity issuance, resulting in the elimination of its previously reported gain on issuance of affiliate equity by $4,793,000 in the second quarter of 1998.

(e) Previously, the company's consolidated financial statements reflected the recognition of revenue related to the initial transfer of certain assets to ORBIMAGE in 1997 and sales under a procurement agreement with CCI in 1998. Additionally, the company did not previously reflect an increase in its deferred tax asset liabilities related to the ORBIMAGE transaction. As reflected in the restated financial statements, the company has revised its accounting for these transactions and the tax impact thereto, decreasing its reported revenues related to these sales. The effect in the 1998 and 1997 quarters was to decrease revenues and operating income as follows
     (in thousands):


                                March 31         June 30         September 30      December 30
     Revenues
         1998                        --          $ 3,031           $1,032           $ 2,493
         1997                    $6,000          $52,539               --                --

     Operating Income
         1998                        --               --               --           $   596
         1997                    $  600          $18,869               --           $(5,000)

     The tax impacts associated with this transaction resulted in an increase to the provision for income taxes of $10,898,000 in the second quarter of 1997 to reflect deferred tax liabilities related to the investment basis differences.


(f) The company's consolidated financial statements reflected the company's capitalization of interest expense on various assets, including on its equity investments in ORBIMAGE, ORBCOMM and CCI. As reflected in the restated consolidated financial statements presented herein, Orbital has not capitalized interest expense on its investment in ORBIMAGE and has revised the capitalization of interest on certain other assets, including its equity method investments in ORBCOMM and CCI. These revisions include the compounding impact of interest, and the reduction of eligible investment amounts for losses recognized for equity method investors. These revisions had the effect of increasing interest expense as follows (in thousands):


                         March 31            June 30        September 30        December 30
     1998                  $2,324              $  956            $1,220           $1,704

     1997                  $ (164)             $ (273)           $1,885           $1,017



(g) The company's consolidated financial statements did not reflect amortization of the excess of the company's investment in ORBIMAGE over the underlying share of the company's equity in those affiliates. As reflected in the restated consolidated financial statements, Orbital is amortizing such excess over eight years. This revision had the effect of increasing the company's equity in losses from affiliates as follows (in thousands):


                            March 31            June 30        September 30        December 30
     1998                     $89                 $89             $  88            $  89

     1997                      --                 $59              $(59)            $237


(h) The company's consolidated financial statements did not reflect the amortization of previously deferred profits in connection with its sales of both satellite and ground stations to ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital is amortizing a portion of such deferred profits over the estimated lives of both the satellites and the ground stations. The effect of this revision is to increase the company's equity in losses of affiliates by approximately $110,000 in each of the quarters in 1997 and the first three quarters in 1998, and by $968,000 in the fourth quarter of 1998.

Asset Restatement Adjustments
(i) The company has historically capitalized and depreciated certain product enhancements and costs associated with internally developed software and certain other costs. Previously, the company's consolidated financial statements reflected such costs as capitalized assets. As reflected in the company's restated consolidated financial statements, the company expensed all previously capitalized enhancement costs and certain non-capitalizable costs. These revisions resulted in an increase (decrease) in operating income as follows (in thousands):


                            March 31            June 30        September 30      December 30
     1998                  $1,738               $ (774)            $(468)          $3,373

     1997                  $   29               $3,061             $ 507           $3,848


     This also resulted in an increase in equity in losses of $770,000 in the third quarter of 1998.

Other Restatement and Reclassification Adjustments

(j) Previously, the company's consolidated financial statements did not reflect a write-down in the book value of inventory at the company's Magellan subsidiary related to certain obsolete consumer products. The adjustment to record the write-down in inventory as reflected in the restated consolidated financial statements presented herein resulted in an increase to costs of goods sold of approximately $4,760,000, an increase in selling, general and administrative expenses of $324,000 and an increase in non-controlling interests of approximately $2,988,000 in the second quarter of 1998.

(k) The company had previously amortized a portion of the goodwill arising from the acquisition of Ashtech as a direct charge against non-controlling interests. As reflected in the company's restated consolidated financial statements, the company is amortizing such goodwill as a charge to operations, resulting in an increase in goodwill amortization expense and an increase in non-controlling interests as follows (in thousands):


                                    March 31        June 30        September 30      December 30
     1998
       Goodwill amortization           $300            $301           $300              $301
       Non-controlling
       interests                       $102            $102           $102              $102


(l) The company's consolidated balance sheet at December 31, 1998 reflected a net deferred tax asset of approximately $3,400,000 relating primarily to Canadian investment tax credit carryforwards. The restated consolidated financial statements include a revised calculation of this deferred tax asset in 1998 by increasing costs of goods sold and provision for income taxes by $542,000 and $306,000 in each of the four quarters of 1998.

(m) During the fourth quarter of 1998, the company reclassified a permanent impairment of $2,479,000 on a certain investment from costs of goods sold to asset impairment charges.

The company has recorded certain other adjustments, the net effect of which is not significant individually or in the aggregate.

13. SUBSEQUENT EVENTS AND OTHER MATTERS

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

Dated:  April 17, 2000      ORBITAL SCIENCES CORPORATION

                            By: /s/ DAVID W. THOMPSON
                               -------------------------------------------------
                                               David W. Thompson
                               Chairman of the Board and Chief Executive Officer

                          Independent Auditors' Report

The Board of Directors and Stockholders
Orbital Sciences Corporation:

Under date of February 16, 1999, except as to note 13, which is as of March 18, 1999, and note 1A, which is as of April 17, 2000, we reported on the consolidated balance sheets of Orbital Sciences Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, included in the Company's 1998 annual report on Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Company's 1998 Form 10-K/A. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statement schedule as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998 has been restated.

                                             KPMG LLP

Washington, D.C.
February 16, 1999, except as to note 13, which is as of March 18, 1999, and note 1A, which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)


                 COLUMN A                        COLUMN B                  COLUMN C                COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
                                                             -----------------------------------
                                                                                   CHARGED/
                                               BALANCE AT    CHARGED TO COSTS    CREDITED TO                      BALANCE AT
               DESCRIPTION                  START OF PERIOD    AND EXPENSES    OTHER ACCOUNTS(1)  DEDUCTIONS(2)  END OF PERIOD
-----------------------------------------   ---------------  ----------------  -----------------  -------------  --------------
YEAR ENDED DECEMBER 31, 1996

  Allowance for doubtful accounts              $     773        $     603        $     -            $      (8)      $   1,368
  Allowance for obsolete inventory                 3,778              667              685                (32)          5,098
  Allowance for unrecoverable investments          1,100              -                -                  -             1,100
  Deferred income tax valuation reserve           60,166              -                -               (5,734)         54,432


YEAR ENDED DECEMBER 31, 1997

  Allowance for doubtful accounts              $   1,368        $     709        $  16,550          $    (550)      $  18,077
  Allowance for obsolete inventory                 5,098            1,527            4,902               (627)         10,900
  Allowance for unrecoverable investments          1,100              729            3,057                -             4,886
  Deferred income tax valuation reserve           54,432           12,457              -                  -            66,889


YEAR ENDED DECEMBER 31, 1998

  Allowance for doubtful accounts              $  18,077        $   4,635        $     794          $  (1,936)      $  21,570
  Allowance for obsolete inventory                10,900            6,023            4,161            (12,869)          8,215
  Allowance for unrecoverable investments          4,886              552           (1,100)               -             4,338
  Deferred income tax valuation reserve           66,889           27,296              -                  -            94,185


(1) - Amounts charged/credited to other accounts represent valuation and qualifying accounts recorded pursuant to purchase business combinations as described in Note 4 to the consolidated financial statements incorporated by reference elsewhere herein, and certain other reclassifications.

(2) - Deduction for revaluation of allowance account.

                                  EXHIBIT INDEX

    The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

            EXHIBIT
            NUMBER              DESCRIPTION OF EXHIBIT
            -------  -----------------------------------------------

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

               3.3 Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (previously filed).

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

               4.7  Form of Rights Certificate (incorporated by reference to
                    Exhibit 3 to the company's Report on Form 8-A filed on November 2, 1998).

               10.1 Third Amended and Restated Credit Agreement, dated as of
                    December 21, 1998 among the company, Magellan Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent and Collateral Agent (the "Credit Agreement") (previously filed).

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

              10.18 Amended and Restated Orbital Sciences Corporation 1997
                    Stock Option and Incentive Plan (previously filed).

              10.19 Promissory Note dated June 27, 1997 from the company payable to the order of General Electric Capital Corporation ("GECC") (incorporated by reference to Exhibit 10.19 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
              10.20 Aircraft Security Agreement dated as of June 27, 1997 from the company to GECC (incorporated by reference to Exhibit
                    10.20 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
              10.21 1998 Magellan Stock Option Plan (previously filed).
              10.22 Letter Agreement between the company and Robert Lovell dated July 28, 1997 (previously filed).*
              10.23 Form of 1998 Indemnification Agreement (previously filed).*
              10.24 Form of 1998 Executive Employment Agreement
                    (previously filed).*
                 11 Statement re: Computation of Earnings Per Share (not
                    required).
               13.1 ORBCOMM Global, L.P. financial statements (previously filed).
                 21 Subsidiaries of the Company (previously filed).
               23.1 Consent of KPMG LLP (transmitted herewith).
               23.2 Consent of KPMG LLP (transmitted herewith).
                 27 Financial Data Schedule for year ended December 31, 1998
                    (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).

-------------
* Management Contract or Compensatory Plan or Arrangement.