Form 10-K
period 1999-12-31
ORBITAL SCIENCES CORP /DE/
filed 2000-04-19
CIK 820736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                ANNUAL REPORT ON

                                   FORM 10-K
                  For the fiscal year ended December 31, 1999
                         COMMISSION FILE NUMBER 0-18287

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [ ]     No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price as reported on the New York Stock Exchange on April 10, 2000 was approximately $504,043,250.

     As of April 10, 2000, 37,417,245 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement dated April 24, 2000 are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                         PAGE
----                                                                         ----
                                     PART I
ITEM 1.        Business....................................................    1
ITEM 2.        Properties..................................................   11
ITEM 3.        Legal Proceedings...........................................   12
ITEM 4.        Submission of Matters to a Vote of Security Holders.........   12
ITEM 4A.       Executive Officers of the Registrant........................   13

                                     PART II
ITEM 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters.......................................   15
ITEM 6.        Selected Financial Data.....................................   16
ITEM 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   17
ITEM 7A.       Quantitative and Qualitative Disclosures About Market
                 Risk......................................................   25
ITEM 8.        Financial Statements and Supplementary Data.................   26
ITEM 9.        Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..................................   67

                                    PART III
ITEM 10.       Directors and Executive Officers of the Registrant..........   69
ITEM 11.       Executive Compensation......................................   69
ITEM 12.       Security Ownership of Certain Beneficial Owners and
                 Management................................................   69
ITEM 13.       Certain Relationships and Related Transactions..............   69

                                     PART IV
ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.......................................................   70

------------------------
Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital and ORBNAV are trademarks and service marks of Orbital Sciences Corporation; OrbView and ORBIMAGE are registered service marks of Orbital Imaging Corporation; and ORBCOMM is a registered service mark of ORBCOMM Global L.P.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Orbital Sciences Corporation, together with its subsidiaries and affiliates ("Orbital" or the "company"), is a leading space and information systems company that designs, manufactures, operates and markets a broad range of space-related products and services. Our products and services are grouped into three general business sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles and advanced programs, satellites and related space systems, electronics and sensor systems and transportation management systems, satellite ground systems, space robotics, and mapping and land information services. Satellite access products include satellite-based navigation, positioning and communications products. Satellite services include satellite-based mobile data communications services, satellite-based remote imaging services, satellite-based automotive information services and satellite-based voice communications.

     Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of Space Systems Corporation and Orbital Research Partners, L.P. Since inception, it has been our strategy to develop and grow a core integrated business of space systems technologies and products, starting with the design and manufacturing of small satellites and lightweight rockets and other inexpensive space systems intended to capitalize on the commercial development of space. A major part of this strategy has centered on market-expanding innovations that we have pioneered. For example, in the last ten years, our innovations have included the world's first privately-developed space launch vehicle, the first commercial orbit transfer vehicle, the first operational low-Earth orbit commercial communications network, and the first hand-held satellite communications device.

     In the last ten years, we have also expanded our space-based product lines through a number of acquisitions and strategic investments. For example, in 1994 and 1997, we acquired Fairchild Space and Defense Corporation and the space systems and communications service businesses of CTA Incorporated, ("CTA") respectively, broadening our satellite system and subsystem development and production capabilities and expanding our product lines by adding various sophisticated electronics products and transportation management systems. We further enhanced our transportation management systems product line with the 1998 acquisition of Raytheon Company's transportation management systems business and the 1999 purchase of Harris Corporation's transit management systems product line. Through our 1994 acquisition of Magellan Corporation ("Magellan"), we expanded our technology base and product lines into the consumer markets for hand-held receivers for Global Positioning System, or GPS, satellite-based navigation and positioning. We expanded our GPS business with the 1997 acquisition of the satellite-aided automotive navigation product line from Rockwell International Corporation and the 1997 merger of Magellan with Ashtech Inc. ("Ashtech"), a developer and supplier of high-precision GPS products, components and technologies. In 1995, we acquired MacDonald, Dettwiler and Associates Ltd. ("MDA"), a leading supplier of commercial satellite imaging ground stations and related information processing software based in Vancouver, British Columbia. In 1999, we expanded our infrastructure product line with MDA's acquisition of the space robotics division of Spar Aerospace Limited ("Spar"). Through several acquisitions and strategic partnerships, MDA has also expanded its product lines to include mapping and business-to-business e-commerce-based land information services. In December 1999, we sold one-third of our equity interest in MDA to an investor group consisting primarily of Canadian entities.

     In 1990, we developed the "ORBCOMM" concept and in 1993, our subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), an affiliate of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM") for the design, development, construction, integration, testing and operation of a low-Earth orbit satellite communications system known as the ORBCOMM System. OCC and Teleglobe Mobile were each 50% general partners in ORBCOMM through December 31, 1999. Additionally, through December 31, 1999, OCC was a 2% general partner in ORBCOMM USA, L.P. ("ORBCOMM USA") and Teleglobe Mobile was a 2% general partner in

ORBCOMM International Partners, L.P. ("ORBCOMM International"), two partnerships formed to market the ORBCOMM System. ORBCOMM was a 98% general partner in each of the two marketing partnerships. We controlled and, therefore, consolidated ORBCOMM USA's results of operations. We did not control ORBCOMM's or ORBCOMM International's operational or financial affairs and, therefore, did not consolidate their results of operations. Effective January 1, 2000, Teleglobe, through Teleglobe Mobile, became the majority owner and sole general partner of ORBCOMM. OCC converted its general partner interest into a limited partner interest. As of March 15, 2000, OCC held an approximate 34% interest in ORBCOMM. In January, ORBCOMM USA and ORBCOMM International were merged into ORBCOMM.

     In 1992, we established a subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), to develop and operate commercial remote imaging satellites and to market the products and services derived from such satellites. We own approximately 100% of ORBIMAGE's outstanding common stock and approximately 58% of the total voting interest in ORBIMAGE (after giving effect to the conversion of ORBIMAGE's outstanding convertible preferred stock). Based on certain rights granted to ORBIMAGE's preferred equity investors, we do not control ORBIMAGE's operational or financial affairs and, therefore, do not consolidate its results of operations.

     In 1999, we formed a subsidiary, Orbital Navigation Corporation ("ORBNAV"), to develop, operate and market, directly or through joint ventures, satellite-aided automotive guidance and related value-added information services for the rental car, private passenger car, commercial delivery vehicle and emergency vehicle markets. ORBNAV plans to leverage Magellan's satellite access products, ORBCOMM's satellite data network and other technologies to pursue growth opportunities in these markets. ORBNAV's current focus is on developing the rental car market through a 60% owned joint venture, Navigation Solutions, LLC ("Navigation Solutions"), with The Hertz Corporation ("Hertz").

DESCRIPTION OF ORBITAL'S PRODUCTS AND SERVICES

     Our products and services are grouped into three general business sectors: space and ground infrastructure systems, satellite access products and satellite services. Our overall business is not seasonal to any significant extent.

  SPACE AND GROUND INFRASTRUCTURE SYSTEMS

     Our space and ground infrastructure systems sector currently includes launch vehicles and advanced programs, satellites and related space systems, electronics and sensor systems and transportation management systems, and satellite ground systems, space robotics, and mapping and land information services, and is described more fully below.

     Launch Vehicles and Advanced Programs. We developed and produce the Pegasus and Taurus space launch vehicles that place small satellites into Earth orbit, and in January 2000, we successfully carried out the first launch of the new Minotaur space launch vehicle for the U.S. Air Force. Our Pegasus launch vehicle is launched from beneath our L-1011 carrier aircraft to deploy satellites weighing up to 1,000 pounds into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry payloads weighing up to 3,000 pounds to low-Earth orbit. The ground-launched Minotaur launch vehicle combines Minuteman II rocket motors with our Pegasus technology to launch payloads of up to 1,500 pounds into low-Earth orbit.

     The Pegasus has performed a total of 28 missions, including three successful launches in 1999. The Taurus has performed a total of five launches, including one successful mission in 1999 for South Korea's space agency, and most recently a successful mission in March 2000 for the Department of Energy. Customers for Pegasus launch services currently include the National Aeronautics and Space Administration ("NASA"), the U.S. Air Force, ORBCOMM and ORBIMAGE. Customers for Taurus missions currently include ORBIMAGE and NASA. We perform Minotaur missions under a contract with the U.S. Air Force.

     Under a research and development contract with NASA, we are designing and constructing three unmanned reusable X-34 launch vehicles that will be launched from our L-1011 carrier aircraft. The X-34 will test and demonstrate advanced reusable launch system technologies and materials as part of a NASA program focused on the development of next-generation, lower cost launch vehicles. In 1999, we delivered the first vehicle and commenced the captive flight test phase of the X-34. NASA has contracted with us to conduct 27 test flights using the X-34.

     We also produce suborbital launch vehicles, which place payloads into a variety of high-altitude trajectories but, unlike space launch vehicles, do not place payloads into orbit around the Earth. Our suborbital launch products include suborbital vehicles and their principal subsystems, payloads carried by such vehicles, and related launch support installations and systems used in their assembly and operation. Customers typically use our suborbital launch vehicles to launch scientific and other payloads and for defense-related applications such as target signature and interceptor experiments. Our primary customers for suborbital launch vehicles include NASA and various branches of the U.S. military. Since 1982, we (including a predecessor company) have performed 101 suborbital missions.

     Orbital's space launch technology is also the basis for several other space and suborbital programs, including supporting efforts to develop technologies that could be applied to hypersonic aircraft, crew transport vehicles and space planes.

     Satellites and Related Space Systems. We design and manufacture small and medium-class satellites to be used in low-Earth orbit, or LEO, and in geosynchronous orbit, or GEO. Our satellites are used by various commercial and governmental customers for a wide range of communications, broadcasting, remote imaging, scientific and military missions. Since 1982, we (including two predecessor companies) have built and delivered 86 satellites, including 44 commercial satellites, 33 military/national security satellites and nine scientific satellites.

     Ten Orbital-built satellites were deployed during 1999. Customers for our LEO satellites include NASA, the U.S. Air Force, ORBCOMM and ORBIMAGE. Customers for our GEO communications satellites include Japan's Broadcast Satellite Systems Corporation and Japan's NTT Mobile Communications Network, Inc.

     We design and manufacture various other space systems, including satellite command and data handling, attitude control and structural subsystems for a variety of government and commercial customers. In addition, we provide a broad range of spacecraft design and engineering services, including specialized space-related analytical engineering services for U.S. government agencies, including NASA, the Jet Propulsion Laboratory, the Department of Defense ("DoD") and the Department of Energy.

     Electronics and Sensor Systems and Transportation Management
Systems. Orbital develops and manufactures defense electronics products, including advanced avionics and data management systems for aircraft flight operations and ground support applications. These systems collect, process and store mission-critical data for, among other things, mission planning and flight operations, and manage on-board equipment for aircraft and similar platforms. The primary customers for data management systems are the U.S. Navy, the U.S. Air Force, and various DoD prime contractors and foreign governments. We are the leading supplier of certain avionics systems and products, including mission data equipment for the U.S. Navy and data transfer equipment and digital terrain systems for the U.S. Air Force and foreign military customers. In addition, we provide stores management systems, including weapons arming and firing functions for use on tactical aircraft and helicopters, and high-speed solid state recorders. The avionics systems and products are deployed on a number of platforms, including the F-4, F-14, F-16, F-18 and F-22 aircraft and the LAMPS helicopter. Since 1982, we (including a predecessor company) have delivered more than 31,000 defense electronics systems to customers in over a dozen countries.

     Orbital also produces satellite-borne scientific sensors and instruments, such as atmospheric ozone monitoring instruments and environmental sensors. For example, our instruments have successfully operated in space measuring ozone concentrations around the world. We also developed and produced an atmospheric monitoring system for use on the International Space Station. We provide sensors performing similar functions for U.S. and British Navy nuclear submarines, and we are developing sensors for the DoD for use in the detection of chemical or biological weapons. In addition, Orbital manufactures and markets sensors that analyze gas properties for commercial customers in the petrochemical, pharmaceutical and steel industries. During the last 18 years, we (including a predecessor company) have produced over 3,400 sensors and instruments for these markets.

     Orbital also produces satellite-aided vehicle location and fleet management systems that have been used primarily for metropolitan mass transit operators. Our transportation management systems combine GPS vehicle tracking technology with local area wireless terrestrial communications to help manage public bus and light rail systems, provide for voice and data communications, and transmit precise GPS-based location information in emergency situations. We also provide fleet management software for utilities and other companies. The 1999 purchase of Harris Corporation's transit management systems product line expanded our existing satellite-based transit system capabilities. Major customers for our transportation management systems include the metropolitan mass transit authorities in Chicago, New York, Houston, Denver, Oakland, Philadelphia, Baltimore, Atlanta, Santa Clara and San Mateo (California) and Las Vegas, as well as a number of smaller state and municipal transit systems and vehicle fleets. To date, we (including predecessor companies) have installed more than 14,000 transportation management systems in the United States.

     Satellite Ground Systems, Space Robotics, and Mapping and Land Information Services. Through our MDA subsidiary, we are the leading supplier of turn-key commercial imaging satellite ground stations and a provider of advanced image processing software used in such stations. In recent years, our ground systems have also expanded to include software-intensive products designed for air and sea navigation systems, along with a variety of military applications including naval mine-hunting operations, and command and control.

     Of approximately 45 major non-military imaging satellite ground stations around the world, Orbital has been the prime contractor or a major supplier in the construction of 35 ground stations in 20 countries. We have also carried out subsequent substantial upgrades on over 40 ground stations that we and other companies originally built. These ground stations are designed to receive and process data from the eight major civil and commercial Earth observation satellites currently in operation. Orbital also develops and markets software that generates and processes imagery from satellites and airborne sensors. Customers for our ground stations and Earth information systems and system upgrades include the European and Canadian space agencies as well as ORBIMAGE, EarthWatch, Incorporated and various other commercial and government customers in the United States, Brazil, China, Europe and Japan. MDA is also the prime contractor for Canada's RadarSat-2 commercial radar imaging satellite system.

     In May 1999, we purchased the space robotics division of Toronto-based Spar, which engages in the design, manufacture, marketing and support of robotics systems primarily for space applications. Our robotics products are used on Space Shuttle missions and will be used in the International Space Station. Since 1982, our principal robotics product, the Shuttle Remote Manipulator Systems, or Canadarm, has performed successfully on 53 Space Shuttle missions involving satellite deployment and retrieval, International Space Station assembly and other tasks.

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

     We are building on our expertise in satellite image processing software by expanding into land-oriented information systems. In 1999, we entered into a license agreement with the British Columbia provincial government to operate and enhance the provincial government's electronic information access system, which provides the public with electronic access to a series of land-related government databases, such as land titles, tax records and property assessment information. We intend to provide Internet-based services using these databases. In addition, we have expanded our product line to include digital mapping and business-to-business e-commerce-based land information services.

     In December 1999, we sold one-third of our equity interest in MDA to an investor group consisting primarily of Canadian entities for gross proceeds of $75 million. In connection with the transaction, MDA's new shareholders were granted certain rights, including, among others, an option to purchase additional MDA shares, or to cause a sale of MDA, in certain circumstances, including (1) if an initial public offering of MDA does not occur on or before June 22, 2002, or (2) if certain bankruptcy events involving Orbital occur. In addition, under certain circumstances, including clause (1) above, MDA's new shareholders will have the right to exchange their MDA stock for common stock of Orbital pursuant to a specified formula as set forth in an Exchange and Registration Rights Agreement. Orbital and the other MDA shareholders are currently exploring an initial public offering by MDA in Canada.

  SATELLITE ACCESS PRODUCTS

     Our satellite access products include the satellite-based navigation, positioning and communications products of our Magellan subsidiary as described more fully below. Over the last 10 years, Magellan has produced and shipped over 1,800,000 access products in its major product lines.

     Magellan's product line consists of inexpensive satellite-based navigation and positioning products for consumer markets as well as GPS products that are used for professional and other high-precision industrial applications. Its consumer products are marketed to recreational marine and general aviation customers and outdoor recreation users such as campers, hunters and hikers. Magellan's satellite communications devices combine GPS and wireless data communications functions. The first generation of Magellan products are used primarily in conjunction with the ORBCOMM System described below.

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

     Magellan has also entered the market for GPS-based car navigation products with its automotive navigation system, which uses GPS information to provide electronic map guidance to individual motorists. In 1999, Orbital and Hertz entered into an exclusive joint venture whereby 50,000 of Magellan's automotive navigation systems are now being delivered and installed in Hertz' NeverLost(TM) rental car service in the United States and Canada. Magellan's automotive navigation system is currently in use in approximately 25,000 Hertz rental cars.

     Magellan also pursues technology license agreements whereby Magellan licenses its GPS and GLONASS technology to manufacturers of GPS consumer and industrial products. Magellan has entered into such license arrangements with a Mitsubishi subsidiary, Philips Semiconductor and Matsushita Electric Works.

     In connection with the 1997 merger of Ashtech with Magellan, Orbital entered into a stockholders' agreement with certain substantial stockholders of Ashtech. The Ashtech stockholders were granted certain rights with respect to Magellan, including, among others, the right to designate two members of Magellan's seven-member board of directors and to demand registration of their Magellan common stock after the earlier of (1) 180 days after an initial public offering of the common stock of Magellan or (2) December 31, 1999. Because an initial public offering of common stock was not completed by December 31, 1999, we are evaluating strategic alternatives relating to Magellan.

     Orbital and former Ashtech stockholders own approximately 66% and 34%, respectively, of Magellan.

  SATELLITE SERVICES

     In Orbital's satellite services sector, ORBCOMM, our ORBIMAGE affiliate and our Radarsat International Inc. ("RSI") subsidiary are developing and providing satellite-based services to address markets for global two-way data communications and digital imagery of the Earth's surface. We have also begun to pursue additional satellite-provided services opportunities in the markets for automotive information services through our ORBNAV subsidiary. Our satellite services sector also includes an investment in a development stage voice-based satellite communications company.

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

     The ORBCOMM System network currently has 33 small LEO satellites in commercial service, a satellite control center that operates and positions the satellites, fixed and mobile communicators used by subscribers to transmit messages to and receive messages from the satellites, and regional ground gateway systems that transmit and control the flow of data and message communications and other information for the system.

     In 1999, Orbital launched a fourth plane of seven satellites aboard a Pegasus vehicle for ORBCOMM. Orbital and ORBCOMM have also entered into a procurement agreement under which, as amended, we have agreed to build and launch a minimum of 11 satellites on a fixed-price basis, with an option to build and launch up to an additional 3 satellites.

     Orbital developed the "ORBCOMM" concept in 1990, and in 1993 formed the ORBCOMM partnership with Teleglobe Mobile for the design, development, construction, integration, testing and operation of the ORBCOMM System. As of December 31, 1999, Orbital's investments in and advances to ORBCOMM were approximately $107,989,000. Effective January 1, 2000, we restructured the partnership agreement with Teleglobe governing financing and ownership of ORBCOMM. Teleglobe, through Teleglobe Mobile, is now the majority owner and sole general partner of ORBCOMM with an interest of approximately 66% as of March 15, 2000. We are a limited partner holding a minority ownership interest of approximately 34% with certain voting rights and no future funding obligations. As part of the restructuring, we also arranged to settle deferred invoiced amounts owed to us by ORBCOMM, which amounts totaled approximately $91,000,000 as of December 31, 1999. ORBCOMM paid us approximately $41,000,000 in January 2000, which was funded from an equity contribution made in ORBCOMM by Teleglobe. Of the $41,000,000, we then reimbursed Teleglobe approximately $33,000,000 for amounts it previously had advanced to us. In March 2000, we converted an invoice for approximately $33,000,000 into a contribution to partnership interests in ORBCOMM. The remaining amount of approximately $17,000,000 that ORBCOMM owes us is due by June 2001. In addition, we agreed to file an application with the U.S. Federal Communications Commission ("FCC") to transfer to ORBCOMM the licenses held by OCC with respect to the ORBCOMM System when an aggregate amount of $75,000,000 in additional capital contributions or similar equity investments is made to ORBCOMM after January 1, 2000.

     In accordance with the equity method of accounting, we recognize 100% of the revenues earned and costs incurred on sales of products and services to ORBCOMM. We also recognize as equity in earnings (losses) of affiliates our proportionate share of ORBCOMM's profits based on our percentage of partnership interest. However, as ORBCOMM is currently capitalizing all system construction costs, including amounts paid to Orbital, until December 31, 1999, we eliminated as equity in earnings (losses) of affiliates approximately 50%, our then-current equity ownership in ORBCOMM, of our profits from sales to ORBCOMM.

     We believe that ORBCOMM will require significant additional funding in 2000. While it is not contractually obligated to do so, Teleglobe Mobile is currently funding ORBCOMM's operations. Orbital has no future funding obligations. We understand that ORBCOMM is currently in the process of exploring financing alternatives to fund future capital expenditures and to fund operating costs. Such alternatives include, but are not limited to, an initial public offering of equity, additional capital contributions from its partners or other strategic investors, other equity or debt transactions and other strategic alternatives. There can be no assurance that any financing will be completed or available on terms acceptable to ORBCOMM.

     Orbital anticipates that the ORBCOMM System will continue to produce substantial operating losses through 2000. There can be no assurance that an adequate market will develop for ORBCOMM services, that ORBCOMM will achieve profitable operations or that we will recover any of our investment in ORBCOMM.

     ORBIMAGE Digital Imagery Services. ORBIMAGE operates, and is further developing, a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface, atmosphere and weather conditions. ORBIMAGE's imaging products and services are designed to provide customers with timely and competitively priced information concerning, among other things, the location and movement of military assets, urban growth, forestry and crop health, land and ocean-based natural resources and weather patterns and wind conditions.

     In April 1995, ORBIMAGE launched its first satellite, OrbView-1, which provides to NASA dedicated weather-related imagery and meteorological products. ORBIMAGE's second satellite, OrbView-2 (operated under a licensing agreement with Orbital), commenced commercial service in 1997 and is used by ORBIMAGE to deliver high-quality multi-spectral ocean imagery and land surface imagery to government and commercial customers. ORBIMAGE expects to launch its first one-meter high-resolution satellite, OrbView-4, in the first quarter of 2001, with its second one-meter high-resolution satellite, OrbView-3, expected to be launched in the second quarter of 2001. We believe that OrbView-4 will be the world's first satellite with commercially available hyperspectral imaging capability. During 1999, ORBIMAGE entered into agreements with commercial distributors in Japan, Europe and Latin America to distribute high-resolution imagery from the OrbView-3 and OrbView-4 satellites. Pursuant to a license agreement between ORBIMAGE and MDA, ORBIMAGE has acquired from MDA the exclusive worldwide rights to distribute and sell radar imagery from the RadarSat-2 satellite that is expected to be operational in 2002.

     Under the procurement agreement between Orbital and ORBIMAGE, Orbital is producing and launching the OrbView-3 and OrbView-4 satellites, and is constructing the related ground segment on a fixed-price basis. Orbital also provides ORBIMAGE with administrative services and technical support, generally on a cost-reimbursable basis.

     We own approximately 100% of ORBIMAGE's outstanding common stock and approximately 58% of the total voting interest in ORBIMAGE (after giving effect to the conversion of ORBIMAGE's convertible preferred stock), with the remainder owned primarily by the preferred stockholders. As a result of certain rights granted to the preferred stockholders, including the right to elect certain directors and have such directors participate in significant management decisions, we do not control the operational and financial affairs of ORBIMAGE. In accordance with the equity method of accounting, we recognize 100% of the revenues earned and costs incurred on sales of products and services to ORBIMAGE. We also recognize as equity in earnings (losses) of affiliates our proportionate share (based on our current common equity ownership) of ORBIMAGE's net income available to common stockholders. To the extent ORBIMAGE capitalizes its purchases from Orbital, we eliminate as equity in earnings (losses) of affiliates our proportionate share (based on our current common equity ownership) of profits from sales to ORBIMAGE.

     As of December 31, 1999, our investments in and advances to ORBIMAGE were $8,094,000. We have committed to make up to an additional $12,500,000 equity investment in ORBIMAGE based on ORBIMAGE's cash requirements, which commitment may increase up to $25,000,000 if there are significant delays in the launch of the OrbView-4 or OrbView-3 satellites. We believe that ORBIMAGE will require additional funding in 2000 beyond our committed amount. ORBIMAGE is also currently in the process of exploring financing alternatives to fund future capital expenditures and to fund operating costs. There can be no assurance that an adequate market will develop for ORBIMAGE's products and services, that it will achieve profitable operations or that we will recover our investment in ORBIMAGE.

     Radarsat International. Our Canadian subsidiary, RSI, has the exclusive license to market radar imagery from the Canadian Space Agency's RadarSat-1 satellite. RSI sells radar imagery to commercial, scientific and government customers around the world.

     ORBNAV Automotive Information Services. We established ORBNAV in early 1999 to develop, operate and market, directly or through joint ventures, satellite-aided automotive guidance and related value-added information services for the rental car, private passenger car, commercial delivery vehicle and emergency vehicle markets. ORBNAV's initial joint venture with Hertz, Navigation Solutions, is delivering and installing 50,000 satellite-based car navigation systems that form the basis for the Hertz NeverLost rental car service. We have agreed to invest up to $30,000,000 in Navigation Solutions in exchange for a 60% non-controlling interest, while Hertz intends to invest up to $20,000,000 and provide initial marketing services in exchange for a 40% interest in the joint venture. Through December 31, 1999, Orbital and Hertz had invested $22,200,000 and $14,800,000, respectively.

     CCI Voice Communications. We made a strategic equity investment in CCI International, N.V. ("CCI"), a development stage company formed to develop, construct and operate a constellation of satellites offering satellite-based voice communications services in the world's equatorial regions. In connection with our investment, we also entered into a satellite and launch vehicle procurement contract. CCI needs a significant infusion of capital to complete its contemplated constellation of satellites. In the third quarter of 1999, two other start-up companies that had also been developing similar satellite communications systems announced that they were experiencing significant financial difficulties and filed for bankruptcy protection (and one such company has since commenced liquidation). We believe that CCI's ability to raise the needed capital is doubtful, and accordingly, in the third quarter of 1999, we concluded that our investment in CCI was impaired. We recorded in the third quarter a non-cash charge of $11,128,000 to write-off our remaining investment in CCI.

                                    *  *  *

     Financial information about the company's products and services, domestic and foreign operations and export sales is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to our consolidated financial statements, and is incorporated herein by reference.

COMPETITION

     Orbital believes that competition for sales of its products and services is based on performance and other technical features, price, reliability, scheduling and customization.

     The primary domestic competition for the Pegasus and Taurus launch vehicles comes from the Athena launch vehicles developed by Lockheed Martin Corporation. In addition, Pegasus may face competition in the future from launch systems derived from U.S. government surplus ballistic missiles. The Israeli Shavit vehicle and other potential foreign launch vehicles could also pose competitive challenges to Pegasus. Competition for Taurus could come from surplus Titan II launch vehicles, although a very limited inventory remains, and from various Russian launch vehicles.

     Competition to Pegasus and Taurus vehicles also exists in the form of partial or secondary payload capacity on larger boosters, including the Ariane, Atlas and Delta launch vehicles. Our primary competitors in the suborbital launch vehicle product line are Lockheed Martin, Coleman Research Corporation and Space Vector Corporation.

     Our satellites and satellite subsystems products compete with products and services produced or provided by government entities and numerous private entities, including TRW Inc., Ball Aerospace and Technology Corporation, Lockheed Martin, Boeing Corporation, Spectrum Astro, Inc., Matra Marconi Space, Alenia Aerospazio and Alcatel. Our airborne and ground-based electronics, data management systems, defense-oriented avionics products and software systems, aviation systems and space sensors and instruments face competition from several established manufacturers, including Smiths Industries, Lockheed Martin and Honeywell Inc. Our main competitors in the area of satellite ground stations include Datron Systems Inc., Matra Marconi Space and Raytheon Company. Our satellite access products primarily face competition from Trimble Navigation Ltd., Garmin International, Lowrance Electronics, Inc., Philips Automotive Electronics, Alpine Electronics and Clarion Co., Ltd.

     ORBCOMM may face competition from numerous existing and proposed satellite-based and terrestrial systems providing data communications services. ORBIMAGE may face competition from U.S. and foreign governmental entities and private entities, including Space Imaging EOSAT and EarthWatch, Inc., that provide or are seeking to provide satellite-based imagery products.

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

RESEARCH AND DEVELOPMENT

     We expect to continue to invest in product-related research and development, to conceive and develop new products and services, to enhance existing products and services and to seek customer and, where appropriate, third-party strategic investments in these products and services. Our research and development expenses, excluding direct customer-funded development, were approximately $43,013,000, $49,384,000 and $33,140,000, respectively, for the fiscal years ended December 31, 1999, 1998 and 1997.

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

U.S. GOVERNMENT CONTRACTS

     During 1999, 1998 and 1997, approximately 34%, 46% and 42%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies or the imposition of budgetary constraints could materially adversely affect our financial condition or results of operations. Customers that accounted for 10% or more of our consolidated 1999 revenues were NASA, DoD and the Canadian Space Agency.

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

     All our U.S. government contracts and, in general, our subcontracts with the U.S. government's prime contractors provide that such contracts may be terminated at will by the U.S. government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production. In the event of a termination at will, Orbital would normally be entitled to recognize the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. From time to time we experience contract suspensions and terminations.

REGULATION

     Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation ("DoT") and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Construction, launch and operation of commercial communications satellites, including the ORBCOMM communications network and CCI's potential business, require licenses from the FCC and frequently require the approval of international and individual country regulatory authorities. ORBCOMM has received the necessary FCC regulatory authority to operate its system. ORBCOMM's international licensees have obtained or are responsible for obtaining the necessary international regulatory licenses.

     In addition, U.S.-based commercial remote imagery satellite systems such as those developed by ORBIMAGE, require licenses from the U.S. Department of Commerce ("DoC") and the FCC for the construction, launch and operation of remote imaging satellites. ORBIMAGE has the necessary DoC licenses and its FCC license to construct, launch and operate the OrbView-3 and OrbView-4 satellites. ORBIMAGE has applied to DoC to amend its OrbView-4 license to permit the commercial distribution of hyperspectral imagery from such satellite. The DoC has indicated that its approval may be subject to certain limitations, such as delaying release of imagery or degrading spatial resolution of imagery for commercial uses. The DoC has also informed us that we will need to obtain a DoC license for the RadarSat-2 satellite, which will be owned and operated by our Canadian subsidiary, MDA. The U.S. and Canadian governments also have been negotiating the policy to govern RadarSat-2 operations and data use. If DoC were to impose restrictions on the commercial uses of RadarSat-2, such restrictions could have an adverse effect on ORBIMAGE's financial condition and results of operations. Exports of our products, services and technical information frequently require licenses from the U.S. Department of State or the DoC.

     There can be no assurance that we will be successful in our efforts to obtain necessary licenses or regulatory approvals. The inability of Orbital, ORBCOMM or ORBIMAGE to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could have a material adverse effect on the financial condition or results of operations of Orbital.

BACKLOG

     Orbital's contract backlog is attributable to its space and ground infrastructure systems business. Our firm backlog at December 31, 1999 and 1998 was approximately $2,048,000,000 and $1,826,000,000, respectively. As of December 31, 1999, approximately 20% of our firm backlog was with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded in the amounts of approximately $1,262,000,000 and $1,300,000,000 as of December 31, 1999 and 1998, respectively. Approximately 60% of total firm backlog is currently scheduled to be performed beyond 2000. Firm backlog excludes unexercised contract options and undefinitized new contracts having an aggregate potential contract value at December 31, 1999 of approximately $2,712,000,000.

EMPLOYEES

     As of December 31, 1999, Orbital had approximately 5,300 full-time permanent employees, including a total of approximately 500 employees at ORBCOMM and ORBIMAGE. Employees of MDA's space robotics division in Brampton, Ontario are subject to collective bargaining agreements with the Canadian Auto Workers Union and Spar Professional and Allied Technical Association. None of our other employees are subject to collective bargaining agreements. We believe our employee relations are good.

ITEM 2.  PROPERTIES

     Orbital owns or leases over 2,000,000 square feet of office, engineering and manufacturing space in various locations throughout the world. In 1999, we purchased approximately 21 acres of land adjacent to our Northern Virginia corporate headquarters for future expansion of our space-related engineering, manufacturing and operations facilities. We also conveyed approximately 28 acres of land adjacent to our corporate headquarters in Northern Virginia to a third party developer and we have entered into three lease agreements; two to commence in 2000 and one to commence in 2001. In 2000, as leases on the current facilities expire, we expect to relocate our satellite systems groups from facilities in McLean, Virginia and Germantown, Maryland described below, to our expanded Northern Virginia campus, currently under construction.

     In 1993, Orbital entered into a 12-year lease agreement for approximately 100,000 square feet of office and engineering space in Dulles, Virginia, which serves as its corporate headquarters. We own a 59,000 square-foot manufacturing facility on land adjacent to the Dulles office facility that has office, engineering and manufacturing space. This facility is being expanded by approximately 64,000 square feet in connection with the consolidation of our satellite systems group in Northern Virginia with construction scheduled for completion in mid 2000. Orbital also leases approximately 76,000 square feet of office, engineering and manufacturing space in McLean, Virginia; 400,000 square feet of office, engineering and manufacturing space in Germantown, Maryland; 345,000 square feet of office, engineering and manufacturing space in Chandler, Arizona; 292,000 square feet of office, engineering and manufacturing space in Brampton, Ontario; 182,000 square feet of office and engineering space in Richmond, British Columbia; 135,000 square feet of office, engineering and manufacturing space in Pomona, California; 75,000 square feet of office, engineering and manufacturing space in San Dimas, California; and 82,500 square feet of office, engineering and manufacturing space in Santa Clara, California. We lease or own other smaller facilities, offices or manufacturing space around the United States, in Canada and in Russia. We believe that our existing facilities are adequate for our near-term requirements and that such facilities, along with those to be constructed, will be adequate for our medium-term requirements.

ITEM 3.  LEGAL PROCEEDINGS

     In connection with our announcement in February 1999 of the restatement of our financial reports for the first three fiscal quarters of 1998, during the first quarter of 1999, a number of class action lawsuits were filed in the U.S. District Court for the Eastern District of Virginia (the "District Court") against us, an officer and an officer/director, alleging violations of the federal securities laws, on behalf of purchasers of our common stock during the period from April 21, 1998 through February 16, 1999 and seeking monetary damages. In the second quarter of 1999, the class action lawsuits were consolidated into a single class action and an amended consolidated class action was filed with the District Court. An additional class action complaint was filed on behalf of purchasers of call options in the third quarter of 1999, which was consolidated with the previous action. In connection with our announcement in October 1999 of the restatement of the Company's financial reports for fiscal years 1997, 1998 and the first two quarters of 1999, a class action lawsuit was filed in the District Court on November 10, 1999 against the company, an officer and an officer/director alleging violations of the federal securities laws, on behalf of purchasers of our common stock and call options during the period from April 22, 1997 through October 29, 1999. The District Court granted the plaintiffs leave to file an amended complaint consolidating the new action with the previously consolidated pending cases. The class has been certified and the case is currently in the discovery process. While the amounts to be claimed may be substantial, we believe that the allegations are without merit and intend to defend vigorously against such allegations.

     In July 1999, a class action complaint was filed by Veston W. Bush, Jr., on behalf of a class comprised of purchasers and lessees of a high precision GPS product manufactured by Magellan (as a successor to Ashtech), against Sokkia Corporation and certain of its affiliates, Magellan and others in the Circuit Court of Henry County, Alabama. The complaint alleges breach of contract and warranty claims and seeks unspecified compensatory and punitive damages. We believe that the allegations are without merit and intend to defend vigorously against such allegations

     In the first quarter of 2000, PT Media Citra Indostar ("PT-MCI"), an Indonesian company, commenced arbitration proceedings against us seeking a refund of $163,000,000 that PT-MCI asserts it paid in connection with its purchase of the Indostar satellite constructed by CTA under a contract that was assigned to us in connection with our CTA acquisition. Our claims against PT-MCI for unpaid invoices in the approximate amount of $14,000,000 are also part of the arbitration proceedings. We believe that PT-MCI's allegations are without merit and intend to vigorously defend against the allegations. In addition, under the terms of the CTA acquisition, we believe we are entitled to indemnification from CTA for all or a part of any damages arising from the PT-MCI litigation and that CTA retains liability for certain fraud claims being made by PT-MCI.

     We are currently arbitrating a claim by Thomas van der Heyden alleging that Orbital is in actual or anticipatory breach of obligations allegedly imposed on Orbital in a decision in a previous arbitration proceeding brought by Mr. van der Heyden against CTA. Mr. van der Heyden claims that he is entitled to a sum exceeding $30,000,000 from Orbital, as successor-in-interest to CTA. We believe that the allegations in these proceedings are without merit and intend to vigorously defend against the allegations. In addition, under the terms of the CTA acquisition, we believe we are entitled to indemnification from CTA for all or a part of any damages arising from this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted to a vote of our security holders during the fourth quarter of 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each of the executive officers of Orbital as of March 1, 2000. All executive officers are elected annually and serve at the discretion of the Board of Directors.

NAME                                   AGE                           POSITION
----                                   ---                           --------
David W. Thompson....................  45    Chairman of the Board and Chief Executive Officer
James R. Thompson....................  63    Director, President and Chief Operating Officer
Jeffrey V. Pirone....................  39    Executive Vice President and Chief Financial Officer
Michael D. Griffin...................  50    Executive Vice President and Chief Technical Officer
Leslie C. Seeman.....................  47    Executive Vice President, General Counsel and Secretary
Robert R. Lovell.....................  63    Executive Vice President and General Manager/Space
                                             Systems Group
Ronald J. Grabe......................  54    Executive Vice President and General Manager/Launch
                                               Systems Group
Robert D. Strain.....................  43    Executive Vice President and General Manager/Electronics
                                             and Sensor Systems Group
Daniel E. Friedmann..................  43    Executive Vice President and General Manager/Systems
                                               Integration and Software Group
John P. Huyett.......................  46    Executive Vice President and General Manager/Satellite
                                             Access Products Group
Antonio L. Elias.....................  50    Senior Vice President/Advanced Programs Group

------------------------

     David W. Thompson is a co-founder of Orbital and has been Chairman of the Board and Chief Executive Officer of Orbital since 1982. From 1982 until October 1999, he also served as our President. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory. Mr. Thompson serves as Chairman of ORBIMAGE and as a director of ORBCOMM. Mr. Thompson is a Fellow of the American Institute of Aeronautics and Astronautics, the American Astronautical Society and the Royal Aeronautical Society.

     James R. Thompson (who is not related to David W. Thompson) has been President and Chief Operating Officer since October 1999 and a director of the company since 1992. From 1993 until October 1999, Mr. Thompson served as Executive Vice President and General Manager/Launch Systems Group. Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to 1993. He was Deputy Administrator of NASA from 1989 to 1991. From 1986 until 1989, Mr. Thompson was Director of NASA's Marshall Space Flight Center. Mr. Thompson was Deputy Director for Technical Operations at Princeton University's Plasma Physics Laboratory from 1983 through 1986. Before that, he had a 20-year career with NASA at the Marshall Space Flight Center. He is a director of Nichols Research Corp. and SPACEHAB Incorporated.

     Jeffrey V. Pirone has been Executive Vice President and Chief Financial Officer since 1998. From 1996 to 1998, Mr. Pirone served as Senior Vice President and Chief Financial Officer, and from 1993 until 1996, Mr. Pirone served as Vice President and Controller of Orbital. Mr. Pirone joined Orbital as Controller in 1991, and prior to that was a Senior Manager at KPMG LLP. He is also a director of ORBCOMM.

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

     Leslie C. Seeman has been Executive Vice President and General Counsel of Orbital since January 2000 and served as Senior Vice President and General Counsel from 1993 to January 2000. From 1989 to 1993, she was Vice President and General Counsel of Orbital, and from 1987 to 1989, Ms. Seeman was Assistant General Counsel of Orbital. From 1984 to 1987, she was General Counsel of Source Telecomputing Corporation, a telecommunications company. Prior to that, she was an attorney at the law firm of Wilmer, Cutler and Pickering.

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

     Ronald J. Grabe has been Executive Vice President and General Manager/Launch Systems Group since October 1999. From 1996 to 1999, he was Senior Vice President and Assistant General Manager of the Launch Systems Group, and Senior Vice President of the Launch Systems Group since 1995. From 1994 to 1995, Mr. Grabe served as Vice President for Business Development in the Launch Systems Group. From 1980 to 1993, Mr. Grabe was a NASA astronaut during which time he commanded four Space Shuttle missions and was lead astronaut for development of the International Space Station.

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

     John P. Huyett has been Executive Vice President and General Manager/Satellite Access Products since January 1, 1999. Mr. Huyett also serves as President and Chief Executive Officer of Magellan. Mr. Huyett joined Magellan as its Vice President and Chief Financial Officer in 1998. From 1993 through 1998, Mr. Huyett was the Vice President and Chief Financial Officer of Avant! Corporation and its predecessor, Integrated Silicon Systems, a software company. From 1985 through 1993, Mr. Huyett was a partner at KPMG LLP.

     Antonio L. Elias has been Senior Vice President/Advanced Programs Group since August 1997. From January 1996 until August 1997, Dr. Elias served as Senior Vice President and Chief Technical Officer. From May 1993 through December 1995 he was Senior Vice President for Advanced Projects and was Senior Vice President/Space Systems Division from 1990 to April 1993. He was Vice President/Engineering of Orbital from 1989 to 1990 and was Chief Engineer from 1986 to 1989. From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 31, 2000, there were 1,329 Orbital stockholders of record.

     Our common stock began trading on the New York Stock Exchange ("NYSE") on July 10, 1998 under the symbol ORB. Prior to that our common stock was traded on the Nasdaq National Market under the symbol ORBI. The range of high and low sales prices of Orbital common stock from 1997 through 1999, as reported on Nasdaq or the NYSE, as applicable, was as follows:

1999                                                          HIGH       LOW
----                                                          ----       ---
4th Quarter.................................................  $19 1/4    $10 3/5
3rd Quarter.................................................  $26 1/4    $16 1/4
2nd Quarter.................................................  $29 3/4    $19 1/2
1st Quarter.................................................  $45 1/3    $19 1/3

1998                                                          HIGH       LOW
----                                                          ----       ---
4th Quarter.................................................  $44        $19 1/2
3rd Quarter.................................................  $39        $17
2nd Quarter.................................................  $50        $32 1/4
1st Quarter.................................................  $46 1/2    $29

1997                                                          HIGH       LOW
----                                                          ----       ---
4th Quarter.................................................  $30 3/4    $21
3rd Quarter.................................................  $25        $15 7/8
2nd Quarter.................................................  $18        $12 3/4
1st Quarter.................................................  $19 1/4    $13 3/4

     We have never paid any cash dividends on our common stock. We presently intend to retain future earnings for working capital and product development and, therefore, do not anticipate paying cash dividends on our common stock at any time in the foreseeable future. In addition, we are prohibited from paying cash dividends under our credit facility.

     The transfer agent for our Common Stock is:
       BankBoston, N.A.
       c/o Equiserve
       P.O. Box 8040
       Boston, MA 02266-8040
       Telephone: (781) 575-3170
       www.Equiserve.com

     The trustee for our 5% convertible subordinated notes due 2002 is:
       Deutsche Bank AG, New York Branch
       31 W. 52nd St.
       New York, NY 10019

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     Management has determined to restate its previously issued consolidated financial statements as of and for the years ended December 31, 1998, 1997, 1996 and 1995 with respect to certain matters described in Note 2A to our consolidated financial statements. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report. The consolidated operating data and balance sheet data for the three-year period ended December 31, 1999 and the consolidated balance sheet data at December 31, 1999 and 1998 are derived from and should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report. The consolidated operating data and balance sheet data for the years ended December 31, 1996 and 1995 and the consolidated balance sheet data at December 31, 1997, 1996 and 1995 are derived from our consolidated financial statements not included or incorporated by reference herein.

                                                                                   YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------------------------
                                                                 1999          1998          1997          1996          1995
                                                              -----------   -----------   -----------   -----------   -----------
                                                                            (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)
                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
OPERATING DATA:
 Revenues...................................................  $   874,911   $   730,662   $   546,008   $   449,787   $   359,840
 Costs of goods sold........................................      738,526       549,628       413,361       332,581       271,146
                                                              -----------   -----------   -----------   -----------   -----------
 Gross profit...............................................      136,385       181,034       132,647       117,206        88,694
 Research and development expenses..........................       43,013        49,384        33,140        23,068        28,558
 Selling, general and administrative expenses...............      121,720       106,812        88,148        77,247        64,170
 Amortization of goodwill...................................       13,274         9,713         3,852         3,134         3,221
 Asset impairment charges...................................       17,027         2,479            --            --            --
                                                              -----------   -----------   -----------   -----------   -----------
 Income (loss) from operations..............................      (58,649)       12,646         7,507        13,757        (7,255)
 Net investment income (expense)............................      (22,914)       (1,279)         (990)          (49)        1,131
 Equity in earnings (losses) of affiliates..................      (99,550)      (76,815)      (25,094)       (7,008)         (644)
 Non-controlling interests in earnings (losses) of
   consolidated subsidiaries................................        9,559        14,112         2,638         1,473           427
 Gain on issuance of subsidiary equity......................       62,282            --        21,810            --            --
 Acquisition expenses.......................................       (1,561)           --        (4,343)           --        (3,441)
                                                              -----------   -----------   -----------   -----------   -----------
 Income (loss) before provision (benefit) for income taxes,
   extraordinary items and cumulative effect of accounting
   change...................................................     (110,833)      (51,336)        1,528         8,173        (9,782)
 Provision (benefit) for income taxes.......................       11,104         5,216        12,933           211        (6,569)
                                                              -----------   -----------   -----------   -----------   -----------
 Income (loss) before extraordinary item and cumulative
   effect of accounting change..............................     (121,937)      (56,552)      (11,405)        7,962        (3,213)
 Extraordinary item -- gain on sale of assets, net of
   taxes....................................................           --            --            --         1,980            --
 Cumulative effect of accounting change, net of taxes.......           --            --            --            --        (2,377)
                                                              -----------   -----------   -----------   -----------   -----------
 Net income (loss)..........................................  $  (121,937)  $   (56,552)  $   (11,405)  $     9,942   $    (5,590)
                                                              ===========   ===========   ===========   ===========   ===========
NET INCOME (LOSS) PER COMMON SHARE(1):
 Income (loss) before extraordinary items and cumulative
   effect of accounting change..............................  $     (3.27)  $     (1.59)  $     (0.35)  $      0.27   $     (0.12)
 Extraordinary item -- gain on sale of assets, net of
   taxes....................................................           --            --            --          0.07            --
 Cumulative effect of accounting change.....................           --            --            --            --         (0.09)
                                                              -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS) PER COMMON SHARE..........................  $     (3.27)  $     (1.59)  $     (0.35)  $      0.34   $     (0.21)
                                                              ===========   ===========   ===========   ===========   ===========
 Shares used in computing net income (loss) per common
   share....................................................   37,281,065    35,624,888    32,283,138    29,137,361    26,207,746
                                                              ===========   ===========   ===========   ===========   ===========
NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION(2):
 Income (loss) before extraordinary items and cumulative
   effect of accounting change..............................  $     (3.27)  $     (1.59)  $     (0.35)  $      0.30   $     (0.12)
 Extraordinary item -- gain on sale of assets, net of
   taxes....................................................           --            --            --          0.04            --
 Cumulative effect of accounting change.....................           --            --            --            --         (0.09)
                                                              -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION.......  $     (3.27)  $     (1.59)  $     (0.35)  $      0.34   $     (0.21)
                                                              ===========   ===========   ===========   ===========   ===========
 Shares used in computing net income (loss) per common
   share, assuming dilution.................................   37,281,065    35,624,888    32,283,138    31,616,119    26,207,746
                                                              ===========   ===========   ===========   ===========   ===========
BALANCE SHEET DATA:
 Cash and investments.......................................  $   109,154   $    23,190   $    15,126   $    33,750   $    35,030
 Net working capital........................................      (39,030)       53,052        53,201        71,055        78,778
 Total assets...............................................    1,092,912       895,192       777,885       509,613       472,900
 Short-term borrowings......................................      131,073        26,814        29,767        38,969        11,907
 Long-term obligations, net.................................      239,672       181,281       200,194        35,326        96,990
 Stockholders' equity.......................................      306,792       419,352       313,984       323,795       238,116

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     With the exception of historical information, the matters discussed below under the headings "Recent Developments," "Results of Operations" and "Liquidity and Capital Resources" and elsewhere in this Annual Report include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. We wish to caution readers that a number of important factors, including those identified below in "Outlook: Issues and Uncertainties," may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement.

     Our products and services are grouped into three business sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles and advanced programs, satellites and related space systems, electronics and sensor systems and transportation management systems, and satellite ground systems, space robotics, and mapping and land information services. Our satellite access products sector consists of satellite-based navigation, positioning and communications products. The satellite services sector includes satellite-based mobile data communications services, satellite-based remote imaging services, satellite-based automotive information services and an investment in a development stage satellite-based voice communications company. This sector includes our share of the income or losses of our unconsolidated affiliates, ORBCOMM, ORBIMAGE, Navigation Solutions and CCI.

     We are accounting for our investments in ORBCOMM, ORBIMAGE and Navigation Solutions using the equity method of accounting. In accordance with the equity method of accounting, we recognize as equity in earnings (losses) of affiliates our proportionate share of their profits and losses based on our percentage of common equity ownership or partnership interest. We also recognize as equity in losses of affiliates our proportionate share of preferred dividends to other investors in such entities. We also recognize 100% of the revenues earned and costs incurred on sales of products and services to these entities. However, as these companies are currently capitalizing all system construction costs, including amounts paid to Orbital, we eliminate as equity in earnings (losses) of affiliates our share of profits from these sales based on our percentage of common equity ownership or partnership interest.

     We are accounting for our investment in CCI using a modified equity method of accounting whereby we recognize as equity in earnings (losses) of affiliates all of CCI's losses even though we own less than 10% of CCI's common stock. We do not recognize any revenues or related profits on sales of products and services to CCI since we have provided substantially all CCI's funding. In the third quarter of 1999, we wrote-off our remaining investment in CCI and, accordingly, have ceased recognizing any losses attributable to CCI.

     Certain of the 1998, 1997, 1996 and 1995 financial information has been restated. See Notes 2A and 13 to the consolidated financial statements.

RECENT DEVELOPMENTS

     During the fourth quarter of 1999, we recorded the following non-recurring gains and charges:

     Gain on Issuance of Subsidiary Stock. In December 1999, our wholly owned subsidiary, MDA issued common stock to a group of minority investors, and immediately provided a dividend to us for the gross amount of the proceeds from the sale of $75,000,000. We recorded a gain on the issuance of such stock in the fourth quarter of approximately $62,282,000 ($58,610,000 net of taxes, fees and expenses).

     Asset Impairments and Write Downs. In December 1999, we determined that the carrying value of a specialized voice communication satellite system would no longer be recoverable through the expected future sales of the related products or services. In addition, a commercial airline navigation and communication system experienced cancellation of the sole customer sales contract in the fourth quarter of 1999. This cancellation reduced the probability of recovering the cost of the related capitalized software and inventory through future sales. The total amount of asset impairment charges and write downs that we recognized in

1999 with respect to all assets, including our investment in CCI, was approximately $42,975,000 (and approximately $30,037,000 in the fourth quarter).

     Costs of Proposed Acquisition. In 1999, we and Magellan entered into a merger agreement with Lowrance Electronics, Inc., in which Magellan was to acquire all the issued and outstanding capital stock of Lowrance. This proposed transaction did not close and was terminated in December 1999. In connection with this and other transactions, we expensed $1,561,000 of transaction-related costs.

     ORBCOMM. In January 2000, we and Teleglobe agreed to restructure the ORBCOMM partnerships and to realign our respective ongoing ownership interests for the purpose of governing and financing ORBCOMM's business, as follows:

     - Teleglobe, through Teleglobe Mobile, is now the sole general partner with exclusive responsibility for managing ORBCOMM's business. Orbital remains a limited partner with limited protective rights and no future funding obligations.

     - ORBCOMM USA (which was previously controlled and consolidated by us) and ORBCOMM International (which was previously controlled by Teleglobe) were contributed to and merged into ORBCOMM.

     - Our ownership interest in ORBCOMM was reset at approximately 36% on January 1, 2000, with further adjustment based on our and Teleglobe's continuing capital contributions to ORBCOMM pursuant to a prescribed formula. At March 15, 2000, Orbital's ownership interest in ORBCOMM was approximately 34%.

     - ORBCOMM agreed to settle all deferred invoicing under its satellite procurement contract with us, totaling approximately $91,000,000 at December 31, 1999. Approximately $74,000,000 has been paid or otherwise settled, with the remainder due by June 30, 2001.

     - We agreed to file an application with the FCC to transfer to ORBCOMM the licenses held by OCC with respect to the ORBCOMM System if an aggregate amount of $75,000,000 in additional capital contributions or similar equity investments is made to ORBCOMM after January 1, 2000.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     As noted above, certain of the 1998 and 1997 financial information presented below has been restated. See Note 2A to the consolidated financial statements.

REVENUES

     Our consolidated revenues for the year ended December 31, 1999 were $874,911,000 as compared to $730,662,000 for 1998 and $546,008,000 for 1997.
Consolidated revenues in 1999, 1998 and 1997 included approximately $97,069,000, $125,602,000 and $88,067,000, respectively, from sales to our noncontrolled and unconsolidated affiliates ORBCOMM, ORBIMAGE and Navigation Solutions.

     Space and Ground Infrastructure Systems. Revenues from our space and ground infrastructure systems sector totaled $750,945,000 in 1999, and $628,236,000 and $490,961,000 in 1998 and 1997, respectively.

     Revenues from launch vehicles and advanced programs decreased to $157,032,000 in 1999, as compared to 1998 revenues of $179,591,000. Revenues in 1997 were $120,202,000. The decrease in 1999, after a large increase from 1997 to 1998 and in spite of increasing firm backlog for government-market satellite launches, is due primarily to customer-induced launch schedule changes by our government customers and slowed demand from our commercial customers. The increase in revenues from 1997 to 1998 related primarily to revenues generated on new Pegasus and Taurus contracts awarded in 1997.

     Satellite and related space systems revenues increased to $257,431,000 in 1999, as compared to $227,042,000 in 1998 and $175,450,000 in 1997. The increase in 1999 satellite and related space systems revenues is due, in part, to revenues realized from a new commercial geosynchronous satellite contract received in late 1998, offset, in part, by reduced revenues resulting from estimated contract cost increases experienced on certain satellite contracts in the fourth quarter of 1999. The increase in satellite revenues from 1997 to 1998 was primarily attributable to the July 1997 acquisition of the space and communications businesses of CTA.

     Revenues from electronics and sensor systems and transportation management systems increased to $149,991,000 in 1999, from $125,758,000 in 1998. Revenues were $117,064,000 in 1997. The increase in revenues in 1999 was primarily due to new defense electronics contract awards in early 1999 as well as to an increase in transportation management systems revenues. The 1999 increase in transportation management systems revenues is primarily attributable to our December 1998 acquisition of Raytheon Company's transportation management systems business. The increase in revenues from 1997 to 1998 is due to delays experienced in 1997 in certain deliveries in our transportation management systems business.

     Revenues from our satellite ground systems, space robotics, mapping and land information services were $186,491,000 in 1999, as compared to $95,845,000 and $78,245,000 in 1998 and 1997, respectively. As discussed in the accompanying consolidated financial statements, in May 1999, we acquired the space robotics division of Spar ("Robotics"). The increase in 1999 is attributable to Robotics' revenues, which are now consolidated in our financial statements and were approximately $92,111,000 in 1999. The increase from 1997 to 1998 is primarily attributable to revenues recognized for a new remote imaging system and for international satellite ground systems and system upgrades. In addition, through MDA, in 1999 we began providing land information through business-to-business e-commerce products and services after acquiring a database operating license from the Province of British Columbia. Our e-commerce initiatives contributed approximately $21,293,000 in revenues in 1999.

     Satellite Access Products. Revenues from sales of satellite-based navigation, positioning and communications products increased slightly to $108,539,000 in 1999, as compared to $101,667,000 in 1998 and $54,875,000 in
1997. The increase in 1999 is largely due to increased shipments of consumer navigation products. The increase from 1997 to 1998 is largely a result of our December 1997 acquisition of Ashtech. Revenues attributable to Ashtech products were $44,433,000 in 1999 and $44,636,000 in 1998.

     Satellite Services. Revenues for this sector totaled $15,427,000, $759,000 and $172,000 in 1999, 1998 and 1997, respectively. The increase in revenues this year is primarily attributable to the acquisition of a controlling interest in RSI in the first quarter of 1999. Our other businesses in this sector, such as ORBCOMM and ORBIMAGE, are generally accounted for using the equity method of accounting.

GROSS MARGINS

     Gross profit margin depends on a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to sales of products and to costs incurred under various development and production contracts. Our consolidated gross profit for 1999 was $136,385,000, as compared to $181,034,000 and $132,647,000 in 1998 and 1997, respectively. Consolidated gross profit margins as a percentage of revenues were approximately 16%, 25% and 24%, respectively, for the three years ended December 31, 1999, 1998 and 1997. Changes in gross margins are explained by business sector below.

     Space and Ground Infrastructure Systems. Gross margins from our space and ground infrastructure systems sector were $93,250,000 (or 12% of sector revenues), $153,320,000 (or 24% of sector revenues) and

$117,820,000 (or 24% of sector revenues) in 1999, 1998 and 1997, respectively. Revenues and gross profits by major product lines within this sector were as follows:

                                                        REVENUES                          GROSS PROFIT
                                           ----------------------------------   ---------------------------------
                                                YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                           ----------------------------------   ---------------------------------
                                                         1998         1997                   1998         1997
                                             1999     (RESTATED)   (RESTATED)    1999     (RESTATED)   (RESTATED)
                                           --------   ----------   ----------   -------   ----------   ----------
                                                                       (IN THOUSANDS)
Launch vehicles and advanced programs....  $157,032    $179,591     $120,202    $ 8,572    $43,591      $25,115
Satellites and related space systems.....   257,431     227,042      175,450      9,557     50,052       43,928
Electronics and sensor systems and
  transportation management systems......   149,991     125,758      117,064     36,206     36,620       29,375
Satellite ground systems, space robotics,
  mapping and land information
  services...............................   186,491      95,845       78,245     38,915     23,057       19,402

     The significant decrease in gross profits for this sector during 1999 relates primarily to (1) profit decreases resulting from estimated cost increases on certain satellite and advanced space launch vehicle contracts principally occurring in the fourth quarter of 1999, (2) a change in the mix of satellite products sold (with an increasing contribution from lower margin geosynchronous satellites that contain a significant amount of lower margin, external subcontract effort) beginning in late 1998, (3) the write-down in 1999 of capitalized software costs and inventory relating to a commercial airline navigation and communication system, and (4) lower margins for work performed on contracts acquired in the Robotics acquisition in early 1999. Gross margins in this sector were relatively level from 1997 to 1998. During the fourth quarter of 1997, the company recognized contract costs of approximately $5,000,000 related to increases in estimates to complete certain space launch vehicle and satellite contracts.

     Gross margins for satellite ground systems, space robotics, mapping and land information services generally decreased throughout the period, primarily as a result of sales of lower margin land information e-commerce products and services and an increase in the amount of lower margin, subcontract work on several ground systems contracts. During 1998 and 1997, the company recognized increases in gross margin of $1,902,000 and $2,647,000, respectively, related to the write-off or expiration of certain Canadian development loans no longer required or not expected to be repaid.

     Satellite Access Products. Gross profit margins for satellite access products were $37,984,000 (or 35% of sector revenues), $27,712,000 (or 27% of sector revenues), and $15,038,000 (or 27% of sector revenues) for 1999, 1998 and 1997, respectively. The increase in gross margins in 1999 is primarily due to increased inventory obsolescence charges taken in 1998, offset in part by higher margins on precision products acquired from Ashtech. Gross margins in this sector included only lower margin Magellan consumer product sales in 1997. During 1998 and 1997, our Magellan subsidiary recognized approximately $12,500,000 and $500,000, respectively, of charges for inventory obsolescence relating to consumer navigation products.

     Satellite Services. This sector had gross margins (losses) of $5,151,000 (or 33% of sector revenues), $2,000 (or less than 1% of sector revenues) and $(211,000) in 1999, 1998 and 1997, respectively. The improvement in 1999 gross margins is primarily attributable to consolidation of RSI's operations in 1999 as discussed above.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses for 1999, 1998 and 1997 were $43,013,000 (or 5% of revenues), $49,384,000 (or 7% of revenues) and $33,140,000 (or 6% of revenues), respectively. Research and development expenses relate primarily to the development of new or improved satellite access products, improved launch vehicles and new satellite initiatives. The significant increase in research and development in 1998 is primarily attributable to research and development spending in that year for satellite navigation products that were released in 1999 and transportation management systems.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of our finance, legal, administrative and general management functions. Selling, general and administrative expenses were $121,720,000 (or 14% of revenues), $106,812,000 (or 15% of revenues) and $88,148,000 (or 16% of revenues) in 1999, 1998 and 1997, respectively. In the fourth quarter of 1997, we recognized increases in allowances for receivables related to a certain satellite construction contract of approximately $3,000,000. The increase in the dollar amounts of selling, general and administrative expenses throughout the period is due to significant expansion of our business as a result of acquisitions of various product lines and businesses.

ASSET IMPAIRMENTS AND WRITE DOWNS

     In December 1999, we determined that the carrying value of a specialized voice communication satellite system would no longer be recoverable through the expected future sales of the related products or services. We recorded an asset impairment charge with respect to this asset in the amount of $15,217,000 in the fourth quarter of 1999.

     In addition, a commercial airline navigation and communication system experienced cancellation of the sole customer sales contract in the fourth quarter of 1999. This cancellation reduced the probability of recovering the cost of the related capitalized software and inventory through future sales. The total carrying value of the software and inventory in the amount of $14,820,000 was recognized as a component of cost of goods sold in the fourth quarter of 1999.

GAIN ON ISSUANCE OF SUBSIDIARY STOCK

     In December 1999, MDA issued common stock in a private placement, and immediately provided a dividend to us of the $75,000,000 in gross proceeds, resulting in a one-time gain of approximately $62,282,000 ($58,610,000 net of taxes, fees and expenses).

NET INVESTMENT INCOME (EXPENSE)

     Net investment income (expense) was ($22,914,000), ($1,279,000) and ($990,000) for 1999, 1998 and 1997, respectively. Investment income (expense) includes interest earnings on short-term investments and realized gains and losses on investments, net of interest expense. Interest expense, net of interest capitalized, was $27,843,000 in 1999 and $8,886,000 and $2,894,000 in
1998 and 1997, respectively. Capitalized interest was $3,083,000, $11,638,000 and $7,257,000 in 1999, 1998 and 1997, respectively. Interest expense increased in 1999 primarily due to an increase in debt outstanding and because we stopped capitalizing interest on our investment in ORBCOMM as that affiliate began its planned commercial operations.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES

     Equity in earnings (losses) of affiliates was ($99,550,000) in 1999 and was ($76,815,000) and ($25,094,000) in 1998 and 1997, respectively. These amounts primarily include our proportionate share of the current period earnings and losses of our noncontrolled and unconsolidated affiliates (ORBCOMM, ORBIMAGE, CCI and Navigation Solutions), preferred dividends and beneficial conversion rights to other investors in ORBIMAGE and the elimination of our proportionate share of profits, when appropriate, on sales to these affiliates.

     Equity losses increased in 1999 and 1998 as compared to 1997 primarily due to an increase in ORBCOMM's and ORBIMAGE's losses. ORBCOMM's losses increased due to (i) higher operating expenses relating to the rollout of global commercial services, (ii) increased interest expense, and (iii) increased system depreciation expense. ORBCOMM stopped capitalizing interest and began depreciating its full satellite constellation in the fourth quarter of 1998. ORBIMAGE's losses also increased during the period as a result of the commencement of commercial services in 1997 and the subsequent increase in operating costs in anticipation of the planned introduction of new services in 2001.

NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES

     Non-controlling interests in (earnings) losses of consolidated subsidiaries were $9,559,000, $14,112,000 and $2,638,000 in 1999, 1998 and 1997,
respectively. These amounts represent the non-controlling stockholders' proportionate share of ORBCOMM USA's and Magellan's and, beginning in December 1999, MDA's, current period earnings and losses.

PROVISION FOR INCOME TAXES

     We recorded an income tax provision of $11,104,000, $5,216,000 and $12,933,000 in 1999, 1998 and 1997, respectively, primarily as a result of foreign taxes attributable to our Canadian operations. The 1999 tax provision included a one-time charge of $3,672,000 related to the sale of MDA's common stock. The 1997 tax provision includes a deferred tax provision of approximately $10,898,000 relating to the ORBIMAGE preferred stock transaction in 1997. At December 31, 1999, we had provided a valuation allowance against our net deferred tax assets of approximately $150,844,000. Valuation allowances are used to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

NET LOSS

     Our consolidated net loss in 1999, 1998 and 1997 was $121,937,000, $56,552,000 and $11,405,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our growth has required, and continues to require, substantial capital to fund investments in affiliates, business acquisitions, expanding working capital needs, new business initiatives, research and development and capital expenditures. We have funded these requirements to date through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings of Orbital and its subsidiaries. Our liquidity has been constrained primarily as a result of our inability to access capital markets pending completion of the restatement of our financial statements. (See Note 2A to the consolidated financial statements.) In addition, we agreed to a permanent reduction in the outstanding amount under our primary credit facility in the fourth quarter of 1999 and we cannot borrow additional funds under such facility.

     We expect that our capital requirements for our operations for 2000 will be provided by cash from operations combined with cash on hand. To satisfy our additional capital requirements, including potential investments in ORBIMAGE and required repayment of debt, management's plans include the possibility of raising additional equity and/or debt capital, sales of certain assets and restructuring or refinancing of our credit facility. Management expects that such plans will generate sufficient additional liquidity to satisfy these required obligations.

     We also expect to pursue certain additional investments and/or acquisitions during 2000. Such plans would likely require that we raise additional capital or otherwise generate sufficient capital by sale of certain assets. No assurance can be given that we will be successful in completing additional investments or acquisitions or new equity or debt financings or asset sales.

     Cash and investments were $109,154,000 and total debt obligations were $370,745,000 at December 31, 1999. The outstanding debt is comprised primarily of our $100,000,000 convertible 5% subordinated notes due in 2002, advances under several credit facilities, secured and unsecured notes, and asset-based financings. Cash and investments at December 31, 1999 included approximately $17,041,000 restricted to support bank covenants and outstanding letters of credit. Our current ratio was 0.9 and 1.2 at December 31, 1999 and 1998, respectively. Our ratio of total debt less cash and investments to total debt plus total stockholders' equity was approximately 38% at December 31, 1999 as compared to 29% at December 31, 1998.

     Our primary credit facility provides for total borrowings from an international syndicate of banks of up to $165,000,000, all of which was drawn and outstanding as of December 31, 1999 at a weighted average interest rate of 9.96%. These borrowings are collateralized by accounts receivable, intellectual property and certain other assets, including the stock of our wholly owned subsidiaries and MDA. The facility prohibits the payment of cash dividends, contains certain covenants with respect to our working capital levels, fixed charges ratio, leverage ratio and net worth, and expires in December 2002. We amended this facility several times in 1999 to waive noncompliance with certain financial covenants and to amend other covenants (including with respect to net worth, leverage and fixed charges). We also permanently reduced the total amount available under the facility from an original $200,000,000 to the current level of $165,000,000. In April 2000, we signed an amendment that waived noncompliance with certain covenants for all periods prior to the amendment date, and established new covenant levels for 2000 for net worth, leverage (including senior leverage), fixed charges, capital expenditures, and subsidiary debt. We also agreed with our banks to further reduce the total amount that is available under the facility on August 1, 2000 by either (i) an additional $40,000,000 if we and the banks restructure the facility by May 31, 2000 or (ii) by an additional $60,000,000 if we are unsuccessful in restructuring the facility by that date. We are required to apply toward this reduction 50% of the net cash proceeds that we receive from any equity offering, asset sale or debt issuance by us or our domestic wholly owned subsidiaries. In addition, we agreed to further reduce the facility to $85,000,000 by July 2001.

     We issued $46,000,000 of new debt in 1999 related to various business acquisitions (See Note 6 to the consolidated financial statements). We also issued additional equity at MDA for net proceeds of $73,432,000.

     During 1999, we provided $44,500,000 in capital to ORBCOMM. Based on our January agreement with Teleglobe, we are no longer obligated to provide additional capital to ORBCOMM. (See Recent Developments). ORBCOMM will require additional funding in 2000, and we understand that ORBCOMM and Teleglobe are currently analyzing different capital raising and funding alternatives, including continued capital contributions from Teleglobe and/or obtaining additional equity participants.

     In addition to our investment in ORBCOMM, in 1999 we invested approximately $22,000,000 in Navigation Solutions, $47,866,000 in business and other asset acquisitions and $55,648,000 in capital expenditures for various satellite, launch vehicle and other infrastructure production, manufacturing and test equipment, leasehold improvements and office equipment. Our operations provided net cash of approximately $30,058,000 during 1999.

     Finally, we had a contingent commitment to provide additional equity financing to ORBIMAGE in the amount of up to $25,000,000 (which amount was reduced in March 2000 to $12,500,000) based on ORBIMAGE's cash requirements. In addition to our committed amount, ORBIMAGE will require additional funding in 2000 and is currently analyzing different capital raising and funding alternatives, including drawing on Orbital's contingent commitment and/or obtaining additional equity and debt capital.

     We are expanding our offices and satellite-related engineering, manufacturing and operations facilities adjacent to our Northern Virginia corporate headquarters in order to consolidate certain operational facilities and office space and provide for future growth. Construction has commenced and is expected to continue into 2001. To finance the majority of this expansion, we have negotiated a built-to-suit agreement with a developer for the office expansion. We are actively pursuing third-party financing for the engineering, manufacturing and operating facilities.

                       OUTLOOK: ISSUES AND UNCERTAINTIES

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor, in certain circumstances, for certain forward-looking statements made by or on behalf of Orbital. Orbital and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in the report to stockholders. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our sales and earnings growth, statements expressing general optimism about future operating results, statements relating to our liquidity and future financing plans and statements relating to our belief about the outcome of pending litigation are forward-looking statements. The forward-looking statements are and will be based on management's then-current views and assumptions regarding future events and operating performance.

     The following are some of the factors that could cause actual results to differ materially from information contained in our forward-looking statements:

     Most of the products we and our affiliates develop and manufacture are technologically advanced and sometimes novel systems that must function under demanding operating conditions and are subject to significant technological change and innovation. We have experienced product failures or other operational problems. In addition to any costs resulting from product warranties or required remedial action, product failures may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries.

     Our financial performance generally, as well as the recoverability of our investments in ORBCOMM and ORBIMAGE and any other company in which we make a strategic investment, and investments that we make in the development of new technologies for new products or existing product enhancements, depend on several factors including, among other things, the successful and timely funding and implementation of innovative and novel technologies involving complex systems in a cost-effective manner, the establishment and expansion of commercial markets and customer acceptance, competition and such entities' ability to raise necessary capital. If we conclude at any time that our investments are not recoverable, we may be required to write off part or all of such investments. In 1999, we wrote off our investment in CCI.

     Historically, we have made strategic acquisitions of businesses, and we routinely evaluate potential acquisition candidates that we believe would enhance our business. We have also historically pursued strategic alliances through joint ventures, and we routinely evaluate similar opportunities. Such transactions commonly involve certain risks including, among others, assimilating the acquired operations, technologies and personnel and maintaining appropriate standards, controls, procedures and policies, entering markets in which we have little or no direct prior experience, potential exposure to claims and liabilities relating to the acquired company, potentially losing key employees of acquired organizations, the diversion of management attention from other ongoing business concerns and resolving potential disputes with joint venture partners and/or other investors.

     We have recently entered into certain transactions in which we have reduced our ability to control the management and operations of certain subsidiaries and affiliates. Our diminished ability to control such entities could result in financial or operating decisions regarding such entities being made that are contrary to Orbital's interests.

     Our growth has required, and continues to require, substantial capital to fund investments in affiliates, business acquisitions, expanding working capital needs, new business initiatives, research and development and capital expenditures. Recently, our liquidity has been constrained primarily as a result of our inability to raise capital due to the pending completion of the restatement of our financial statements. In addition, we agreed to a permanent reduction in the outstanding amount under our primary credit facility in the fourth quarter of 1999, and we cannot borrow additional funds under such facility. To satisfy our capital requirements beyond our operations, including required repayments under the credit facility, we will need to raise additional equity and/or debt capital and we are considering sales of non-core assets. Our inability to raise additional capital or to restructure our credit facility could have a material adverse effect on our business.

     At December 31, 1999, approximately 20% of our total firm contract backlog was derived from contracts with the U.S. government and its agencies or from subcontracts with prime contractors to the U.S. government. Most of our government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar and Japanese yen. At December 31, 1999, the majority of the company's long-term debt consisted of its $100,000,000 convertible 5% subordinated notes due 2002. The fair market value of these convertible securities fluctuates with the company's stock price, and was $85,265,000 at December 31, 1999.

     The company enters into forward exchange contracts in an effort to hedge against foreign currency fluctuations on certain receivables and payables denominated in foreign currencies. Accordingly, Orbital is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. The following table summarizes at December 31, 1999, outstanding foreign exchange contracts to sell (purchase) foreign currencies, along with current market values:

                                                              CURRENCIES               CURRENT   UNREALIZED
                  FOREIGN CURRENCY HEDGED                       HEDGED      CONTRACT   MARKET       GAIN
               (U.S. DOLLARS, IN THOUSANDS)                     AGAINST      AMOUNT     VALUE      (LOSS)
               ----------------------------                  -------------  --------   -------   ----------
Australian Dollars.........................................       CD        $   155    $   156    $     1
European Currency Units....................................       PS             37         40          3
EURO.......................................................       CD          1,070      1,154         84
Pounds Sterling............................................       CD           (275)      (284)        (9)
Norwegian Kroner...........................................       CD            687        713         26
U.S. Dollars...............................................       CD         10,921     10,975         54
Japanese Yen...............................................       US         41,177     38,412     (2,765)

---------------

CD -- Canadian Dollars

PS -- Pounds Sterling

US -- US Dollars

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Reports of Independent Accountants..........................   27
Consolidated Statements of Operations.......................   30
Consolidated Balance Sheets.................................   31
Consolidated Statements of Stockholders' Equity.............   32
Consolidated Statements of Cash Flows.......................   33
Notes to Consolidated Financial Statements..................   34

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Orbital Sciences Corporation:

In our opinion, based on our audit and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Orbital Communications Corporation, a majority owned subsidiary, which statements reflect total assets of $31,539,000 as of December 31, 1999, and equity in net losses of affiliates of $69,914,000 and total revenues of $2,126,000 for the year ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Orbital Communications Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
April 17, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Orbital Communications
Corporation:

We have audited the consolidated balance sheet of Orbital Communications Corporation (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1998 and for each of the two years in the period then ended, were audited by other auditors whose report dated February 16, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above (not presented separately herein) present fairly, in all material respects, the financial position of Orbital Communications Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Vienna, Virginia
February 3, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Orbital Sciences Corporation:

We have audited the accompanying consolidated balance sheet of Orbital Sciences Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Sciences Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in note 2A, the accompanying consolidated balance sheet as of December 31, 1998, and the consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998 have been restated.

                                          KPMG LLP

Washington, D.C.
February 16, 1999, except as to note 2A
which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
                                                                      (RESTATED)    (RESTATED)
Revenues..............................................  $   874,911   $   730,662   $   546,008
Costs of goods sold...................................      738,526       549,628       413,361
                                                        -----------   -----------   -----------
Gross profit..........................................      136,385       181,034       132,647
Research and development expenses.....................       43,013        49,384        33,140
Selling, general and administrative expenses..........      121,720       106,812        88,148
Amortization of goodwill..............................       13,274         9,713         3,852
Asset impairment charges..............................       17,027         2,479            --
                                                        -----------   -----------   -----------
Income (loss) from operations.........................      (58,649)       12,646         7,507
Net investment income (expense), (net of interest
  expense of $27,843, $8,886 and $2,894,
  respectively).......................................      (22,914)       (1,279)         (990)
Equity in earnings (losses) of affiliates.............      (99,550)      (76,815)      (25,094)
Non-controlling interests in (earnings) losses of
  consolidated subsidiaries...........................        9,559        14,112         2,638
Gain on issuance of subsidiary equity.................       62,282            --        21,810
Acquisition expenses..................................       (1,561)           --        (4,343)
                                                        -----------   -----------   -----------
Income (loss) before provision for income taxes.......     (110,833)      (51,336)        1,528
Provision for income taxes............................       11,104         5,216        12,933
                                                        -----------   -----------   -----------
Net loss..............................................  $  (121,937)  $   (56,552)  $   (11,405)
                                                        ===========   ===========   ===========
Net loss per common and dilutive share................  $     (3.27)  $     (1.59)  $     (0.35)
                                                        ===========   ===========   ===========
Shares used in computing net loss per common and
  dilutive share......................................   37,281,065    35,624,888    32,283,138
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                           (RESTATED)
                                       ASSETS
Current Assets:
     Cash and cash equivalents..............................  $   74,524   $  15,268
     Restricted cash and short-term investments, at
      market................................................      34,630       7,922
     Receivables, net.......................................     295,315     215,110
     Inventories, net.......................................      54,483      58,141
     Deferred income taxes and other current assets.........      17,187       7,686
                                                              ----------   ---------
          Total current assets..............................     476,139     304,127
                                                              ----------   ---------
Property, plant and equipment, at cost, less accumulated
  depreciation and amortization of $122,129 and $99,839,
  respectively..............................................     137,622     139,401
Investments in and advances to affiliates, net..............     141,273     199,267
Goodwill, less accumulated amortization of $42,515 and
  $28,744, respectively.....................................     278,309     227,351
Deferred income taxes and other assets, less accumulated
  amortization of $2,520 in 1999............................      59,569      25,046
                                                              ----------   ---------
          TOTAL ASSETS......................................  $1,092,912   $ 895,192
                                                              ==========   =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings and current portion of long-term
      obligations...........................................  $  131,073   $  26,814
     Accounts payable.......................................      83,566      39,095
     Accrued expenses.......................................     138,613     108,488
     Due to joint venture partner...........................      28,418          --
     Deferred revenues......................................     133,499      76,678
                                                              ----------   ---------
          Total current liabilities.........................     515,169     251,075
                                                              ----------   ---------
Due to joint venture partner................................          --      26,829
Long-term obligations, net of current portion...............     239,672     181,281
Other liabilities...........................................      16,208       3,007
                                                              ----------   ---------
          Total liabilities.................................     771,049     462,192
                                                              ----------   ---------

Non-controlling interests in net assets of consolidated
  subsidiaries..............................................      15,071      13,648
Commitments and contingencies
Stockholders' Equity:
     Preferred Stock, par value $.01; 10,000,000 shares
      authorized: none outstanding..........................          --          --
     Common Stock, par value $.01; 80,000,000 shares
      authorized, 37,400,814 and 37,018,256 shares
      outstanding, respectively.............................         374         370
     Additional paid-in capital.............................     497,923     490,540
     Accumulated other comprehensive loss...................      (5,159)     (7,149)
     Accumulated deficit....................................    (186,346)    (64,409)
                                                              ----------   ---------
          Total stockholders' equity........................     306,792     419,352
                                                              ----------   ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,092,912   $ 895,192
                                                              ==========   =========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 ACCUMULATED
                                COMMON STOCK       ADDITIONAL       OTHER        RETAINED
                             -------------------    PAID-IN-    COMPREHENSIVE    EARNINGS
                               SHARES     AMOUNT    CAPITAL         LOSS        (DEFICIT)      TOTAL
                             ----------   ------   ----------   -------------   ----------   ---------
Balance, December 31, 1996
  (restated)...............  32,160,598    $322     $323,592       $(3,667)     $    3,548   $ 323,795
  Shares issued to
     employees and
     directors.............     321,121       3        2,595            --              --       2,598
  Comprehensive income:
     Net loss..............          --      --           --            --         (11,405)    (11,405)
     Translation
       adjustment..........          --      --           --        (1,262)             --      (1,262)
     Unrealized gains on
       short-term
       investments.........          --      --           --           258              --         258
                                                                                             ---------
  Total comprehensive
     income (loss).........                                                                    (12,409)
                             ----------    ----     --------       -------      ----------   ---------
Balance, December 31, 1997
  (restated)...............  32,481,719     325      326,187        (4,671)         (7,857)    313,984
  Shares issued in equity
     offering..............   3,450,000      34      150,118            --              --     150,152
  Shares issued to
     employees and
     directors.............   1,086,537      11       14,235            --              --      14,246
  Comprehensive income:
     Net loss..............          --      --           --            --         (56,552)    (56,552)
     Translation
       adjustment..........          --      --           --        (2,282)             --      (2,282)
     Unrealized losses on
       short-term
       investments.........          --      --           --          (196)             --        (196)
                                                                                             ---------
  Total comprehensive
     income (loss).........                                                                    (59,030)
                             ----------    ----     --------       -------      ----------   ---------
Balance, December 31, 1998
  (restated)...............  37,018,256    $370      490,540        (7,149)        (64,409)    419,352
  Shares issued to
     employees and
     directors.............     382,558       4        7,383                                     7,387
  Comprehensive income:
     Net loss..............                                                       (121,937)   (121,937)
     Translation
       adjustment..........                                          1,990                       1,990
                                                                                             ---------
  Total comprehensive
     income (loss).........                                                                   (119,947)
                             ----------    ----     --------       -------      ----------   ---------
Balance, December 31,
  1999.....................  37,400,814    $374     $497,923       $(5,159)     $ (186,346)  $ 306,792
                             ==========    ====     ========       =======      ==========   =========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
                                                                      (RESTATED)    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................  $  (121,937)  $   (56,552)  $   (11,405)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization expenses...........       51,432        31,006        24,286
     Amortization of prepaid financing costs..........        2,227           265           267
     Equity in losses of affiliates...................       99,550        76,815        25,094
     Non-controlling interests in losses of
       consolidated subsidiaries......................       (9,559)      (14,112)       (2,638)
     Loss (gain) on sale of fixed assets and
       investments and issuances of subsidiary
       equity.........................................      (32,221)         (576)      (21,810)
     Deferred income taxes............................       (8,936)        3,822        11,650
  Changes in assets and liabilities net of businesses
     acquired:
     (Increase) decrease in receivables...............        1,153       (27,014)      (16,863)
     (Increase) decrease in inventories...............        3,763         3,362       (26,602)
     (Increase) decrease in other assets..............      (25,363)       (9,002)       (7,903)
     Decrease in accounts payable and accrued
       expenses.......................................       55,941         8,946       (17,144)
     Increase (decrease) in deferred revenue..........       14,928       (15,347)       35,338
     Increase (decrease) in other liabilities.........         (920)       (1,305)      (13,151)
                                                        -----------   -----------   -----------
          Net cash provided by (used in) operating
            activities................................       30,058           308       (20,881)
                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................      (55,648)      (36,294)      (37,200)
  Payments for business combinations, net of cash
     acquired.........................................      (33,860)      (22,751)      (66,558)
  Purchase of other assets............................      (14,006)           --            --
  Proceeds from sales of assets.......................           --            --        34,682
  Net proceeds from sale of subsidiary equity.........       73,432            --            --
  Purchases of available-for-sale investment
     securities.......................................      (10,912)       (2,500)      (25,328)
  Sales of available-for-sale investment securities...           --            --        22,209
  Maturities of available-for-sale investment
     securities.......................................        9,025         2,409         6,631
  Investments in and advances to affiliates...........      (65,060)     (101,700)      (75,564)
                                                        -----------   -----------   -----------
          Net cash used in investing activities.......      (97,029)     (160,836)     (141,128)
                                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net of (repayments)..........          338         1,940        (3,700)
  Principal payments on long-term obligations.........     (125,813)      (79,556)      (20,237)
  Net proceeds from issuances of long-term
     obligations......................................      241,342        63,000       163,078
  Net proceeds from issuances of common stock.........        7,387       164,398         2,598
  Advances from joint venture partner.................           --        21,829            --
                                                        -----------   -----------   -----------
          Net cash provided by financing activities...      123,254       171,611       141,739
                                                        -----------   -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS.........................................        2,973        (2,206)       (1,262)
                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................       59,256         8,877       (21,532)
CASH AND CASH EQUIVALENTS, beginning of period........       15,268         6,391        27,923
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period..............  $    74,524   $    15,268   $     6,391
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, is a space and information systems company that designs, manufactures, operates and markets a broad range of affordable space infrastructure systems, satellite access products and satellite services, including satellites and other space systems, launch vehicles, electronics and sensors, satellite ground systems and software, satellite-based navigation and communications products, and satellite-delivered communications, earth imaging and other information services.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Orbital, all wholly and partially owned subsidiaries controlled by Orbital, and partnerships in which Orbital directly or indirectly controls the general partner interests. The consolidated financial statements do not include the accounts of affiliates that the company does not control, including ORBCOMM, ORBIMAGE, Navigation Solutions and CCI. All material transactions and accounts among consolidated entities have been eliminated in consolidation.

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

     Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

REVENUE RECOGNITION

     Orbital recognizes revenues on long-term contracts using the percentage-of-completion method of accounting. Accordingly, (i) revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned, and (ii) revenues on fixed-price contracts are recognized based on costs incurred in relation to total estimated costs, or based on specific delivery terms and conditions. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known. Fees under certain long-term contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenues at the time the amounts can be determined reasonably.

     Revenues from sales of satellite access products and satellite services are generally recognized when the product is shipped or the service is performed. Revenues from the sale of satellite access products under agreements that provide the customer with certain post-contract support or other services are recorded in accordance with Statement of Position No. 97-2, "Software Revenue Recognition," as amended ("SOP 97-2"). Revenues are recognized upon shipment of the product when evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. When unspecified and undelivered post-contract support obligations exist and the fair value of such element cannot be determined, revenue is deferred and recognized over the life of the agreement.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
COMPREHENSIVE INCOME (LOSS)

     The company's comprehensive income (loss) is presented in the consolidated statements of stockholders' equity. Other comprehensive income (loss) consists primarily of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

FOREIGN CURRENCY TRANSACTIONS

     Orbital's operating entities conduct business in a number of countries and deal in a number of foreign currencies. The financial results of foreign operations are translated into U.S. dollars using year-end exchange rates for assets and liabilities and using weighted average exchange rates for revenues, expenses, gains and losses.

     Gains and losses arising from the translation of the functional currency to the U.S. dollar relating to foreign operations that are self-contained and integrated within a particular country or economic environment are recognized as a component of accumulated other comprehensive income (loss) in stockholders' equity until there is a realized reduction in Orbital's net investment in the foreign operation. Transaction gains and losses relating to foreign operations that are a direct and integral component or extension of Orbital's domestic operations, and therefore are dependent on the U.S. dollar, are reported currently as a component of net income (loss).

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method as follows:

Buildings................................  18 to 20 years
Machinery, equipment, software and
  intellectual property..................  3 to 12 years
Satellite systems........................  5 to 7 years
                                           Shorter of estimated useful life or lease
Leasehold improvements...................  term

RECOVERABILITY OF LONG-LIVED ASSETS

     Orbital's policy is to review its long-lived assets, including goodwill, investments in and advances to affiliates, self-constructed assets, internally developed software and specialized equipment used to support specific space-related products, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset; the amount of the impairment is measured as the difference between the asset's estimated fair value and its book value. The Company recognized approximately $17,027,000 and $2,479,000 of impairment charges in 1999 and 1998,

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) respectively. Given the inherent technical and commercial risks within the space industry, it is possible that the company's current expectation that it will recover the carrying amount of its long-lived assets from future operations may change.

INCOME TAXES

     The company recognizes income taxes, foreign and domestic, using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are used to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" ("APB 25") and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The company elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure in accordance with the provisions of SFAS 123.

EARNINGS PER SHARE

     Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income (loss) per common share assuming dilution is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's convertible notes if dilutive, after giving effect to all net income (loss) adjustments that would result from the assumed conversion.

     In periods of net loss, the assumed conversion of convertible notes and stock options are anti-dilutive. Assuming conversion of convertible notes and the dilutive impact of outstanding stock options, diluted shares would have been 41,599,939 for 1999, 40,336,587 for 1998 and 33,980,747 for 1997.

CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     Orbital considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Restricted cash consists of compensating cash balances for contractual obligations. Investments in securities that do not meet the definition of cash equivalents are classified as short-term investments. Orbital classifies investments in debt and equity securities as either available-for-sale or trading securities and, accordingly, records such investments at fair value. Any temporary excess (deficiency) of fair value over (under) the underlying cost of the available-for-sale securities is excluded from current period earnings and is reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Temporary excess (deficiency) of fair value over (under) the underlying cost of trading securities is included in net investment income.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
INVENTORIES

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

     Orbital, pursuant to the requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"), capitalizes certain costs of developing product software once technological feasibility has been established. Capitalized costs generally include direct software coding costs and certain allocated indirect costs, and exclude general and administrative and research and development costs.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The company uses the equity method of accounting for its investments in and advances to affiliates in which the company has the ability to significantly influence, but not control, the affiliates' operations. In accordance with the equity method of accounting, the company's carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its proportionate share of the affiliate's income and is reduced to reflect its proportionate share of the affiliate's losses based on the company's common stock or partnership interest, including all preferred dividends to other investors in such entities. For those investments for which Orbital has provided substantially all of the investee's funding, the company uses a modified equity method of accounting whereby 100% of the investee's current period losses are recognized. Further, Orbital does not recognize revenues on sales to investees for which Orbital has provided substantially all such investees' funding. Orbital's investment is also increased to reflect contributions to, and decreased to reflect distributions received from the affiliate. Any excess of the amount of Orbital's investment over the amount of the underlying equity in each affiliate's net assets is amortized in a manner similar to goodwill. The company capitalizes interest costs on equity method investments when an affiliate has significant assets under construction and has not yet commenced planned principal operations. During 1999, 1998 and 1997, the company capitalized interest on investments in and advances to affiliates of approximately $372,000, $9,555,000 and $6,828,000, respectively. The company uses the cost method of accounting for investments in which it has no significant influence.

GOODWILL

     The company amortizes goodwill related to business combinations on a straight-line basis over its estimated useful life, generally 10 to 40 years. Orbital periodically assesses and evaluates the recoverability of

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) such goodwill based on current facts and circumstances and the operational performance of the related acquired businesses.

ISSUANCES OF SUBSIDIARY EQUITY

     At times, the company may divest a portion or all of its ownership in its subsidiaries through the issuance of additional subsidiary equity. The company recognizes the difference between the carrying amount of its interest in the subsidiary equity sold and the fair market value of the equity as a gain or loss upon divestiture or issuance when the company believes the realization of the gain or loss is assured. The company recognized gains on issuances of subsidiary equity of $62,282,000 in 1999 and $21,810,000 in 1997. The 1999 gain related to the sale of one-third of its equity interests in MacDonald, Dettwiler and Associates Ltd. ("MDA"), a controlled and consolidated subsidiary. The 1997 gain related to the issuance of additional equity by the company's controlled and consolidated subsidiary, Magellan Corporation ("Magellan"), in connection with its acquisition of Ashtech, Inc.

DEFERRED REVENUE

     The company receives advances and program payments from customers in excess of costs incurred on certain contracts, including contracts with the U.S. government. These advances or program payments are classified as deferred revenues. The company also defers revenues, as appropriate, in accordance with SOP 97-2.

WARRANTIES

     The company occasionally accepts warranty clauses in its commercial and government contracts. In the event the company does not purchase insurance coverage to protect itself in connection with such warranty clauses, the company records a liability for estimated warranty claims when it determines that a specific liability exists. The company at times provides limited warranties on certain commercial products and accrues an estimate of expected warranty costs based on historical experience.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The company will adopt SAB 101 in 2000 and is currently evaluating the effect such adoption will have on its results of operations.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which delays the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of all derivatives as either assets or liabilities measured at fair value and the disclosure of additional information regarding hedging activities. The company will adopt SFAS 133 in 2001 and is currently evaluating the effect such adoption will have on its results of operations.

2. RESTATEMENT MATTERS AND SPECIAL GAINS AND CHARGES

A. RESTATEMENT MATTERS

     Management has determined to restate its previously issued consolidated financial statements as of and for the years ended December 31, 1998, 1997, 1996 and 1995 with respect to its accounting treatment for the matters described below. The following table summarizes the various adjustments by financial statement line

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2A. RESTATEMENT MATTERS -- (CONTINUED)
items for 1998 and 1997. The net effect of the restatement of the 1996 and 1995 consolidated financial statements is presented in this table as an adjustment to retained earnings in 1997. The impact of these and other matters on the unaudited interim financial results for 1999 and 1998 are summarized in Note 13.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                         -------------------------------------------------------------------------------------------------------
                                               1998                                                 1997
                         -------------------------------------------------   ---------------------------------------------------
                         AS PREVIOUSLY                                       AS PREVIOUSLY
                           REPORTED      ADJUSTMENTS              RESTATED     REPORTED      ADJUSTMENTS                RESTATED
                         -------------   -----------              --------   -------------   -----------                --------
Revenues...............    $734,277       $ (3,615)(c)(g)         $730,662     $605,975       $(59,967)(c)(g)           $546,008
Costs of goods sold....     546,721          2,907(c)(g)(h)(j)     549,628      456,772        (43,411)(c)(g)            413,361
Research and
  development
  expenses.............      44,597          4,787(g)               49,384       26,355          6,785(g)                 33,140
Selling, general and
  administrative
  expenses.............     109,727         (2,915)(g)(h)          106,812       89,502         (1,354)(c)                88,148
Goodwill
  amortization.........       7,939          1,774(i)                9,713        3,852             --                     3,852
Asset impairment
  charges..............          --          2,479(k)                2,479           --             --                        --
Net investment income
  (expense)............       2,567         (3,846)(d)(k)           (1,279)       1,475         (2,465)(d)                  (990)
Equity in earnings
  (losses) of
  affiliates...........     (45,092)       (31,723)(a)(c)(e)(f)(g)  (76,815)    (26,034)          (940)(a)(c)(e)(f)      (25,094)
Non-controlling
  interests in
  (earnings) losses of
  consolidated
  subsidiaries.........      10,610          3,502(h)(i)            14,112        2,638                                    2,638
Gain on issuance of
  subsidiary equity....       4,793         (4,793)(b)                  --       21,810                                   21,810
Acquisition expenses...          --             --                      --       (4,343)            --                    (4,343)
Provision for income
  taxes................       4,543            673(j)                5,216        2,035         10,898(c)                 12,933
Net income (loss)......      (6,372)                               (56,552)      23,005                                  (11,405)
Net income (loss) per
  common share, basic
  and assuming
  dilution.............       (0.18)                                 (1.59)        0.71                                    (0.35)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 DECEMBER 31, 1998                                         DECEMBER 31, 1998
                                               AS PREVIOUSLY REPORTED    ADJUSTMENTS                          AS RESTATED
                                               ----------------------   -------------                      -----------------
Receivables, net.............................         $205,409            $  9,701(c)                          $215,110
Inventories, net.............................           64,710              (6,569)(h)                           58,141
Deferred income taxes and other current
  assets.....................................            8,252                (566)(j)                            7,686
Property, plant and equipment................          157,075             (17,674)(d)(g)                       139,401
Investments in and advances to affiliates....          237,589             (38,322)(a)(b)(c)(d)(e)(f)(k)        199,267
Goodwill.....................................          228,624              (1,273)(i)                          227,351
Deferred taxes and other assets..............           35,393             (10,347)(c)(j)                        25,046
Deferred revenues............................           73,987               2,691(c)(f)                         76,678
Due to joint venture partner.................               --              26,829(k)                            26,829
Non-controlling interests in consolidated
  subsidiaries...............................           17,150              (3,502)(h)(i)                        13,648
Accumulated (earnings) deficit...............           26,888             (91,297)                             (64,409)

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2A. RESTATEMENT MATTERS -- (CONTINUED)
EQUITY METHOD ACCOUNTING RESTATEMENT ADJUSTMENTS

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

(c) Previously, the company's consolidated financial statements reflected the recognition of revenue related to the initial transfer of certain assets to ORBIMAGE in 1997 and sales under a procurement agreement with CCI in 1998. Additionally, the company did not previously reflect an increase in its deferred tax liabilities related to the ORBIMAGE transaction. As reflected in the restated consolidated financial statements presented herein, the company has revised its accounting for these transactions and the tax impact thereto, eliminating its reported revenues related to these sales to CCI of $6,556,000 in 1998, and to ORBIMAGE of $58,539,000 in 1997. Operating income was also reduced in 1998 and 1997 by

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2A. RESTATEMENT MATTERS -- (CONTINUED)
    $596,000 and $14,469,000, respectively. The net impact of the adjustments on equity in losses of affiliates was a decrease of $238,000 in 1998 and $5,122,000 in 1997. Finally, the company's provision for income taxes was increased as a result of this revision in 1997 by $10,898,000 to reflect deferred tax liabilities related to the investment basis differences.

(d) Previously, the company's consolidated financial statements reflected the company's capitalization of interest expense on various assets, including on its equity investments in ORBIMAGE, ORBCOMM and CCI. As reflected in the restated consolidated financial statements presented herein, Orbital has not capitalized interest expense on its investment in ORBIMAGE and has revised the capitalization of interest on certain other assets, including its equity method investments in ORBCOMM and CCI. These revisions include the compounding impact of interest, and the reduction of eligible investment amounts for losses recognized for equity method investees. These revisions had the effect of increasing interest expense in 1998 and 1997 by $6,204,000, and $2,465,000, respectively.

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

(f) Previously, the company's consolidated financial statements did not reflect the amortization of previously deferred profits in connection with its sales of both satellites and ground stations to ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital is amortizing a portion of such deferred profits over the estimated lives of both the satellites and the ground stations. This revision had the effect of increasing the company's equity in losses of affiliates by approximately $1,298,000 and $439,000 in 1998 and 1997, respectively. This adjustment had the impact of increasing accumulated deficit at January 1, 1997 by $439,000.

ASSET RESTATEMENT ADJUSTMENTS

(g) The company has historically capitalized certain costs associated with certain product enhancements, internally developed software and certain other costs. Previously, the company's consolidated financial statements reflected such costs as capitalized assets. As reflected in the restated consolidated financial statements presented herein, the company has expensed all previously capitalized enhancement costs and certain other non-capitalizable costs. These revisions resulted in an increase in research and development expenses and costs of goods sold and an increase (decrease) in revenues for 1998 of $4,787,000, $1,708,000 and $2,477,000, respectively, and for 1997 of $6,785,000, $660,000 and ($1,428,000), respectively. These adjustments also had the impact of decreasing selling, general and administrative expenses by $2,631,000 and increasing equity in losses of affiliates by $770,000 in 1998.

     This adjustment had the impact of increasing accumulated deficit at January 1, 1997 by $5,740,000.

OTHER RESTATEMENT AND RECLASSIFICATION ADJUSTMENTS

(h) Previously, the company's consolidated financial statements did not reflect a write-down in the book value of inventory at the company's Magellan subsidiary related to certain obsolete consumer products. The adjustment to record the write-down in inventory as reflected in the restated consolidated financial statements presented herein, resulted in an increase to costs of goods sold of approximately $4,670,000, an increase in selling, general and administrative expenses of $324,000 and an increase in non-controlling interests in (earnings) losses of consolidated subsidiaries of approximately $2,988,000 in 1998.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2A. RESTATEMENT MATTERS -- (CONTINUED)
(i) The company had previously amortized a portion of the goodwill arising from the acquisition of Ashtech Inc. as a direct charge against non-controlling interests. As reflected in the restated consolidated financial statements presented herein, the company is amortizing such goodwill as a charge to operations, resulting in an increase in goodwill amortization expense for 1998 of $1,202,000 and an increase in non-controlling interests of $408,000.

(j) The company's consolidated balance sheet at December 31, 1998 includes a net deferred tax asset of approximately $3,400,000 relating primarily to Canadian investment tax credits carryforwards. The restated consolidated financial statements include a revised calculation of this deferred tax asset in 1998, resulting in an increase of costs of goods sold and provision for income taxes in 1998 of $2,166,000 and $1,222,000, respectively.

(k) The company's consolidated balance sheet as of December 31, 1998 reflected $26,829,000 due to a joint venture partner as a reduction of advances to the joint venture. The restated consolidated balance sheet as of December 31, 1998 has classified this amount as a long-term liability. During 1998, the company reclassified a permanent impairment of $2,479,000 on a certain investment from costs of goods sold to asset impairment charges.

     As reflected in the restated consolidated financial statements, the company has recorded certain other adjustments, the net effect of which is presented in the table. None of these entries is significant individually or in the aggregate.

B. SPECIAL GAINS AND CHARGES

     During the fourth quarter of 1999, the company recorded the following, non-recurring gains and charges:

     Gain on Issuance of Subsidiary Equity. In December 1999, the company's then wholly-owned subsidiary, MDA, issued common stock to a group of minority investors, and immediately provided a dividend to the company for the gross amount of the proceeds from the sale of $75,000,000. Pursuant to its policy with respect to issuances of subsidiary equity, the company recorded a $62,282,000 gain on the sale of such stock in the fourth quarter (approximately $58,610,000 net of taxes). In connection with the transaction, MDA's new shareholders were granted certain rights, including, among others, an option to purchase additional MDA shares, or to cause a sale of MDA, in certain circumstances, including (i) if an initial public offering of MDA does not occur on or before June 22, 2002, or (ii) if certain bankruptcy events involving Orbital occur. In addition, under certain circumstances, including clause (i) above, MDA's new shareholders will have the right to exchange their MDA stock for common stock of Orbital pursuant to a specified formula as set forth in an Exchange and Registration Rights Agreement.

     Asset Impairments and Write-downs. In December 1999, we determined that the carrying value of a specialized voice communication satellite system would no longer be recoverable through the expected future sales of the related products or services. We recorded an asset impairment charge with respect to this asset in the amount of $15,217,000 in the fourth quarter of 1999.

     In addition, a commercial airline navigation and communication system experienced cancellation of the sole customer sales contract in the fourth quarter of 1999. This cancellation reduced the probability of recovering the cost of the related capitalized software and inventory through future sales. The total carrying value of the software and inventory in the amount of $14,820,000 was recognized as a component of cost of goods sold in the fourth quarter of 1999.

     Acquisition Expenses. In March 1999, Orbital and Magellan Corporation, a majority-owned and controlled subsidiary, entered into a merger agreement with a consumer electronics company. This proposed

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2B. RESTATEMENT MATTERS -- (CONTINUED)
transaction did not close and was terminated in December 1999. In connection with this and other planned acquisitions, the company incurred $1,561,000 of acquisition expenses during 1999.

3. INDUSTRY SECTOR INFORMATION

     Orbital designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into three sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles and advanced programs, satellites and related space systems, electronics and sensor and transportation management systems, satellite ground systems and software and mapping and land information services. Satellite access products include satellite-based navigation, positioning and communications products. Satellite services include satellite-based mobile data communications, satellite-based remote imaging services, satellite-based automotive information systems and satellite-based voice communications services.

     Orbital reports industry sector information in conformance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments in financial statements and requires selected information about operating segments. It also established standards for disclosures about products, services and geographic areas.

     Reportable segments within the space and ground infrastructure systems sector have been determined generally based upon product lines. Certain operating business units within this sector have been aggregated as they exhibit similar long-term financial performance characteristics and do not meet the quantitative thresholds. In 1999, the company recast the composition of its reportable segments as a result of new reporting mechanisms and operating decision making procedures. The corresponding segment information for the prior years has been revised to conform to the 1999 presentation.

     The following table presents operating information and identifiable assets by reportable segment. Intersegment and intersector sales are accounted for based on prices negotiated by the parties; there were no significant sales or transfers between segments.

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                           (RESTATED)   (RESTATED)
                                                                         (In thousands)
Launch Vehicles and Advanced Programs
     Revenues...............................................  $  157,032    $179,591     $120,202
     Operating income (loss)................................      (8,452)     23,476       (1,251)
     Identifiable assets....................................     125,157      96,190       87,106
     Capital expenditures...................................      13,665       8,270        7,670
     Depreciation and amortization..........................       7,130       5,370        2,755
Satellites and Related Space Systems
     Revenues...............................................  $  257,431    $227,042     $175,450
     Operating income (loss)................................     (13,517)     17,388       31,667
     Identifiable assets....................................      58,153     109,922       90,338
     Capital expenditures...................................       7,481       4,499        4,408
     Depreciation and amortization..........................       5,066       4,835        4,980

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INDUSTRY SECTOR INFORMATION -- (CONTINUED)

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                           (RESTATED)   (RESTATED)
                                                                         (In thousands)
Electronics and Sensor Systems and Transportation Management
  Systems
     Revenues...............................................  $  149,991    $125,758     $117,064
     Operating income (loss)................................        (248)     11,312        8,814
     Identifiable assets....................................     114,765     109,907       72,211
     Capital expenditures...................................       3,373       5,563        5,544
     Depreciation and amortization..........................       4,689       3,125        3,233
Satellite Ground Systems and Space Robotics, Mapping and
  Land Information Services
     Revenues...............................................  $  186,491    $ 95,845     $ 78,245
     Operating income (loss)................................      14,623       5,232        5,057
     Equity in earnings (losses of affiliates)..............        (182)         --           --
     Non-controlling interest in (earnings) losses of
       consolidated subsidiaries............................        (171)         --           --
     Identifiable assets....................................     213,301      67,422       56,727
     Capital expenditures...................................      13,949       2,524        6,365
     Depreciation and amortization..........................       9,554       2,339        4,740
TOTAL SPACE AND GROUND INFRASTRUCTURE SYSTEMS:
     Revenues...............................................  $  750,945    $628,236     $490,961
     Operating income (loss)................................      (7,594)     57,408       44,287
     Equity in earnings (losses of affiliates)..............        (182)         --           --
     Non-controlling interest in (earnings) losses of
       consolidated subsidiaries............................        (171)         --           --
     Identifiable assets....................................     511,376     383,441      306,382
     Capital expenditures...................................      38,468      20,856       23,987
     Depreciation and amortization..........................      26,439      15,669       15,708
SATELLITE ACCESS PRODUCTS:
     Revenues...............................................  $  108,539    $101,667     $ 54,875
     Operating income (loss)................................     (14,275)    (29,703)     (10,246)
     Identifiable assets....................................      92,939     112,584      143,800
     Capital expenditures...................................       2,803       5,450        3,106
     Depreciation and amortization..........................       7,553       6,481        2,014
SATELLITE SERVICES:
     Revenues...............................................  $   15,427    $    759     $    172
     Operating income (loss)................................     (22,885)     (3,839)      (5,124)
     Equity in earnings (losses) of affiliates..............     (99,368)    (76,815)     (25,094)
     Non-controlling interest in (earnings) losses of
       consolidated subsidiaries............................       2,463       1,763        2,638
     Identifiable assets....................................     147,072     198,410      132,847
     Capital expenditures...................................       4,157       4,493        5,002
     Depreciation and amortization..........................          96          --          401

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INDUSTRY SECTOR INFORMATION -- (CONTINUED)

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                           (RESTATED)   (RESTATED)
                                                                         (In thousands)
CORPORATE AND OTHER:
     Operating income (loss)................................  $  (13,895)   $(11,220)    $(21,410)
     Non-controlling interest in (earnings) losses of
       consolidated subsidiaries............................       7,267      12,349           --
     Gain on issuance of subsidiary equity..................      62,282          --       21,810
     Identifiable assets....................................     341,525     200,757      194,856
     Capital expenditures...................................      10,220       5,495        5,105
     Depreciation and amortization..........................      17,344       8,856        6,163
CONSOLIDATED:
     Revenues...............................................  $  874,911    $730,662     $546,008
     Operating income (loss)................................     (58,649)     12,646        7,507
     Equity in earnings (losses) of affiliates..............     (99,550)    (76,815)     (25,094)
     Non-controlling interest in earnings (losses) of
       consolidated subsidiaries............................       9,559      14,112        2,638
     Gain on issuance of subsidiary equity..................      62,282          --       21,810
     Identifiable assets....................................   1,092,912     895,192      777,885
     Capital expenditures...................................      55,648      36,294       37,200
     Depreciation and amortization..........................      51,432      31,006       24,286

DOMESTIC AND NON-U.S. OPERATIONS

     The following table presents Orbital's revenues, operating income (loss) and identifiable assets by major originating location:

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                           (RESTATED)   (RESTATED)
                                                                         (In thousands)
REVENUES:
     United States..........................................  $  690,987    $644,448     $465,177
     Canada and Mexico......................................     175,923      72,642       75,584
     Other..................................................       8,001      13,572        5,247
                                                              ----------    --------     --------
          Total.............................................  $  874,911    $730,662     $546,008
                                                              ==========    ========     ========
OPERATING INCOME (LOSS):
     United States..........................................  $  (74,753)   $ 11,939     $  5,972
     Canada and Mexico......................................      15,725       2,277        1,465
     Other..................................................         379      (1,570)          70
                                                              ----------    --------     --------
          Total.............................................  $  (58,649)   $ 12,646     $  7,507
                                                              ==========    ========     ========
IDENTIFIABLE ASSETS:
     United States..........................................  $  886,276    $833,054
     Canada and Mexico......................................     205,369      57,121
     Other..................................................       1,267       5,017
                                                              ----------    --------
          Total.............................................  $1,092,912    $895,192
                                                              ==========    ========

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INDUSTRY SECTOR INFORMATION -- (CONTINUED)
EXPORT SALES AND MAJOR CUSTOMERS

     Orbital's sales to geographic areas were as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999        1998         1997
                                                              --------   ----------   ----------
                                                                         (RESTATED)   (RESTATED)
                                                                        (In thousands)
United States...............................................  $558,606    $551,976     $387,074
Canada......................................................   159,229      48,330       39,274
Southeast Asia..............................................    69,983      28,976       35,688
Middle East and other.......................................    30,243      34,486       24,326
Far East....................................................    30,003      39,196       32,875
Europe......................................................    26,847      27,698       26,771
                                                              --------    --------     --------
          Total.............................................  $874,911    $730,662     $546,008
                                                              ========    ========     ========

     Approximately 34%, 46% and 42% of the company's revenues in 1999, 1998 and 1997, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government's prime contractors.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATES

ORBCOMM

     In 1993, the company's subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), an affiliate of Teleglobe Inc. ("Teleglobe"), formed a partnership, ORBCOMM, for the design, development, construction, integration, testing and operation of a low-Earth orbit satellite communications system (the "ORBCOMM System"). Through December 31, 1999, OCC and Teleglobe Mobile were both 50% general partners in ORBCOMM. Additionally, through December 31, 1999, OCC was a 2% general partner in ORBCOMM USA, L.P. ("ORBCOMM USA") and Teleglobe Mobile was a 2% general partner in ORBCOMM International Partners, L.P. ("ORBCOMM International"), two partnerships formed to market the ORBCOMM System. ORBCOMM was a 98% general partner in each of the two marketing partnerships through December 31, 1999. These partnership agreements were amended as of January 1, 2000, as discussed below.

     Pursuant to the terms of the partnership agreements, until December 31, 1999, (i) OCC and Teleglobe Mobile shared equal responsibility for the operational and financial affairs of ORBCOMM, (ii) OCC controlled and consolidated the operational and financial affairs of ORBCOMM USA, and (iii) Teleglobe Mobile controlled the operational and financial affairs of ORBCOMM International. Since OCC was unable to control, but was able to exercise significant influence over ORBCOMM's and ORBCOMM International's operational and financial affairs, the company accounted for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting.

     In January 2000, Orbital entered into an agreement with ORBCOMM, Teleglobe, OCC, and Teleglobe Mobile pursuant to which:

     - Teleglobe Mobile became ORBCOMM's sole general partner and majority owner, with an interest of approximately 66% as of March 15, 2000;

     - OCC remained as a limited partner to ORBCOMM, with a minority ownership interest of approximately 34% as of March 15, 2000; and

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)
     - Orbital received a payment plan from ORBCOMM to settle deferred invoice amounts.

     On January 26, 2000, each of OCC and Teleglobe Mobile contributed to ORBCOMM its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively. As a result of this contribution, these companies ceased doing business as separate entities and ORBCOMM assumed their business operations.

     Orbital is the primary supplier to ORBCOMM of its communications satellites, launch vehicles and certain of its satellite ground systems and software. During 1999, 1998 and 1997, Orbital recorded sales to ORBCOMM of approximately $44,302,000, $36,596,000 and $57,988,000, respectively.

     During 1999, 1998 and 1997, Orbital deferred invoicing ORBCOMM for work performed under satellite and launch procurement agreements. During 1999, 1998 and 1997, the company deferred invoicing ORBCOMM for approximately $37,000,000, $33,000,000 and $21,000,000, respectively. During this period, approximately $33,000,000 (including interest) of these amounts was advanced from an affiliate of Teleglobe to Orbital. In January 2000, Orbital, Teleglobe and ORBCOMM entered into an agreement to, among other things, settle the deferred invoicing and related cash advances. ORBCOMM paid the company approximately $33,000,000 in cash which was then used by the company to repay the advances from Teleglobe. In addition, the company converted approximately $33,000,000 of its deferred invoices into partnership interests of ORBCOMM. Finally, of the remaining $25,000,000 owed to Orbital, one-third was paid in 2000 with the balance due by June 2001.

     At December 31, 1999 and 1998, Orbital's investments in and advances to ORBCOMM was approximately $107,989,000 and $157,725,000, respectively. In addition, ORBCOMM owes the company a total of $48,711,000, which is included in receivables at December 31, 1999 (none at December 31, 1998). All 1998 invoices were deferred and included in investments and advances to affiliates. In addition, Orbital has provided certain administrative services to ORBCOMM on a cost-reimbursable basis. During 1998 and 1997, Orbital was reimbursed approximately $3,183,000 and $2,298,000, respectively, for such services.

     At December 31, 1999 and 1998, ORBCOMM had approximately $389,812,000 and $346,634,000 in total assets, $299,063,000 and $241,844,000 in total liabilities and $90,749,000 and $104,790,000 of total partners' capital, respectively. The difference between Orbital's investments in and advances to ORBCOMM and Orbital's share of ORBCOMM's total partners' capital, is primarily attributable to interest capitalized by Orbital with respect to its investment in ORBCOMM. ORBCOMM recorded approximately $2,772,000, $1,262,000 and $527,000 in revenues and $144,548,000, $69,628,000 and $31,436,000 in net losses for the years ended
December 31, 1999, 1998 and 1997, respectively.

ORBIMAGE

     In 1997, the company's subsidiary, ORBIMAGE, completed a private placement of preferred equity. Although Orbital owns substantially all of the common stock of ORBIMAGE, Orbital is unable to control, but is able to exercise significant influence over ORBIMAGE's operational and financial affairs. The company uses the equity method of accounting for its ownership interest in ORBIMAGE. As of December 31, 1999 and 1998, the company's investments in and advances to ORBIMAGE were $8,094,000 and $27,891,000, respectively.

     The company has an agreement with ORBIMAGE to purchase up to an additional 1,250,000 shares of ORBIMAGE's common stock for up to $12,500,000, which amount may be increased up to $25,000,000 in the event of certain delays beyond January 2001 under the procurement agreement. This investment may be required over time in $2,500,000 minimum increments if ORBIMAGE's cash balance falls below $10,000,000.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)
     Orbital is the primary supplier to ORBIMAGE of imaging satellites, launch services and satellite ground systems and software. During the years ended December 31, 1999, 1998 and 1997, Orbital recorded sales to ORBIMAGE of approximately $50,100,000, $89,006,000 and $30,079,000, respectively.
Additionally, Orbital provides certain administrative services to ORBIMAGE on a cost-reimbursable basis. During 1999, 1998 and 1997, Orbital was reimbursed approximately $1,513,000, $1,985,000 and $1,444,000, respectively, for such administrative services. At December 31, 1999 and 1998, the company had total receivables due from ORBIMAGE of approximately $10,899,000 and $18,725,000, respectively.

     At December 31, 1999 and 1998, ORBIMAGE had approximately $359,838,000 and $308,078,000 in total assets, $253,604,000 and $195,625,000 in total liabilities and $14,671,000 and $33,964,000 of total stockholders' equity, respectively. ORBIMAGE recorded approximately $18,587,000, $11,663,000 and $2,062,000 in revenues and $19,796,000, $26,538,000 and $6,890,000 in net losses available to common shareholders for the years ended December 31, 1999, 1998 and 1997, respectively.

NAVIGATION SOLUTIONS, LLC

     During the second quarter of 1999, the company, through its wholly owned subsidiary, Orbital Navigation Corporation, along with The Hertz Corporation ("Hertz") formed a joint venture, Navigation Solutions, L.L.C. ("Navigation Solutions"). The company, through its Magellan subsidiary, sells automotive navigation products to Navigation Solutions, which in turn collects fees from Hertz' customers for use of these products. The company recognized revenues from sales of products to Navigation Solutions of approximately $2,667,000, and deferred approximately $37,085,000 of revenues pursuant to SOP 97-2 (which revenues will be recognized ratably through 2004), and contributed capital to Navigation Solutions of approximately $22,200,000 during 1999. As of December 31, 1999, the company had a 60% non-controlling interest in Navigation Solutions, and currently accounts for its investment using the equity method of accounting. At December 31, 1999, the company's investment in Navigation Solutions was approximately $19,991,000. The company is committed to contribute capital up to an aggregate of $30,000,000, to be contributed through the end of 2000.

CCI INTERNATIONAL, N.V.

     In 1998, the company acquired an equity interest in, and entered into a satellite procurement contract with, CCI, a start-up satellite voice communications provider. The company had an investment in CCI of $9,942,000 at December 31, 1998. The company currently owns 40% of CCI on a fully diluted basis and uses the modified equity method of accounting to account for its investment in CCI. However, the company has provided substantially all CCI's funding, and accordingly, the company did not recognize any revenue in connection with its satellite contract in 1999 or 1998.

     CCI needs a significant infusion of capital to complete its contemplated constellation of satellites. Two other unrelated start-up companies that had also been developing similar satellite communications systems announced during 1999 that they were experiencing significant financial difficulties and filed for bankruptcy protection in the third quarter of 1999. Orbital concluded in the third quarter of 1999 that its investment in CCI was impaired and recorded a non-cash charge of $11,128,000 during the third quarter to write off its investment in CCI. This loss is included in equity in losses of affiliates in the accompany statements of earnings.

OTHER INVESTMENTS

     The company owns equity interests in several emerging companies. The carrying value of these investments was approximately $5,198,000 and $2,609,000, respectively, at December 31, 1999 and 1998.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

ROBOTICS DIVISION OF SPAR AEROSPACE LIMITED

     In May 1999, the company, through its MDA subsidiary, acquired all the assets and certain liabilities of the space robotics division of Toronto-based Spar Aerospace Limited ("Robotics") for approximately $43,000,000. MDA paid half of the purchase price in cash at closing and issued an unsecured 8% note, due May 2000, for the remainder. The company has accounted for the acquisition using the purchase method of accounting. The liabilities recorded exceeded the fair value of tangible and identifiable intangible assets acquired resulting in goodwill of approximately $56,000,000 which is being amortized on a straight-line basis over 30 years.

RAYTHEON COMPANY

     On December 31, 1998, the company acquired the transportation management systems business of Raytheon Company for approximately $21,000,000 in cash. The acquired business produces satellite-based automatic vehicle location systems for public transit fleets. The company accounted for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by approximately $20,000,000, which is being amortized on a straight-line basis over 15 years.

ASHTECH INC.

     On December 31, 1997, Orbital merged Magellan with Ashtech Inc. ("Ashtech"). To effect the merger, Orbital provided consideration of approximately $80,000,000 to former Ashtech stockholders consisting of $25,000,000 in cash and approximately 23,954,000 shares of Magellan common stock. Since the merger, Orbital has owned a controlling interest of approximately two-thirds of Magellan. The merger was accounted for using the purchase method of accounting. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by approximately $73,000,000, which is being amortized on a straight-line basis over 20 years. In connection with the merger, Orbital entered into a stockholders' agreement with certain stockholders of Ashtech. The Ashtech stockholders were granted certain rights with respect to Magellan, including, among others, the right to designate two members of Magellan's seven-member board of directors and to demand registration of their Magellan common stock.

CTA INCORPORATED

     On August 15, 1997, Orbital acquired substantially all the assets, including all the stock of certain subsidiaries, and certain liabilities relating to the satellite manufacturing and communications services businesses of CTA Incorporated ("CTA"). As consideration, Orbital paid approximately $13,000,000 in cash, and repaid $27,000,000 of outstanding debt related to the acquired business. The company accounted for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by approximately $70,000,000, which is being amortized on a straight-line basis over 30 years. During the five years following the closing, CTA will also be entitled to receive (i) royalties from $500,000 to $3,000,000 for sales by the company of certain geostationary satellites in excess of certain threshold sales, and (ii) 3% of cumulative revenues in excess of $50,000,000 earned during such period from the acquired transportation management business of CTA. The company has not been required to pay CTA any additional consideration under these provisions.

ROCKWELL INTERNATIONAL CORPORATION

     In July 1997, Orbital acquired the assets and certain liabilities associated with Rockwell International Corporation's ("Rockwell") automotive navigation product line. Orbital paid approximately $3,550,000 in cash and issued Rockwell a $4,350,000 unsecured note payable. The company accounted for the acquisition

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS -- (CONTINUED) using the purchase method of accounting. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired by approximately $2,262,000, which is being amortized on a straight-line basis over 10 years.

     The following unaudited, supplemental financial information presents the consolidated results of operations, on a pro forma basis, as though the above acquisitions were consummated on January 1, 1997:

                                                                    DECEMBER 31,
                                                       --------------------------------------
                                                          1999         1998          1997
                                                       ----------   -----------   -----------
                                                                    (RESTATED)    (RESTATED)
                                                        (In thousands except per share data)
Revenues.............................................  $ 885,947     $836,344      $685,687
Net income (loss)....................................  $(121,488)    $(55,407)     $(11,096)
Net income (loss) per common and dilutive share......  $   (3.26)    $  (1.56)     $  (0.34)

LICENSE AGREEMENT

     In May 1999, MDA entered into a $37,000,000 long-term license agreement with the British Columbia provincial government whereby MDA obtained the exclusive rights to use certain government information databases (the "License Agreement"). MDA intends to provide Internet-based services pursuant to the License Agreement. MDA paid approximately $13,000,000 in cash and borrowed approximately $7,000,000 under an existing line of credit and $17,000,000 pursuant to a loan due May 2000 to acquire the license. The cost of this license is classified as an other long-term asset and is being amortized on a straight line basis over its 10 year term.

6. BALANCE SHEET ACCOUNTS

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     At December 31, 1999 and 1998, the company had approximately $17,041,000 and $5,257,000, respectively, of cash restricted to support bank covenants and outstanding letters of credit.

     Short-term investments consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              -------   ------
                                                               (In thousands)
AVAILABLE-FOR-SALE SECURITIES:
  Canadian mortgage bonds...................................  $10,912   $   --
  Certificate of deposit....................................       --    2,665
TRADING SECURITIES:
  Mutual funds at fair value................................    6,677       --
                                                              -------   ------
          Total.............................................  $17,589   $2,665
                                                              =======   ======

     At December 31, 1999, the gross unrealized gains and losses on short-term trading securities were $1,087,000 and none, respectively. Amortized cost approximated fair value for available-for-sale securities at December 31, 1999 and 1998. At December 31, 1998, $2,500,000 of short-term investments was restricted for outstanding letters of credit.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. BALANCE SHEET ACCOUNTS -- (CONTINUED)
INVENTORY

     Inventories, net of allowances for obsolescence, consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------   ----------
                                                                         (RESTATED)
                                                                 (In thousands)
Components and raw materials................................  $ 19,883    $14,488
Work-in-process.............................................    38,429     45,178
Finished goods..............................................    10,651      6,690
Allowance for inventory obsolescence........................   (14,480)    (8,215)
                                                              --------    -------
          Total.............................................  $ 54,483    $58,141
                                                              ========    =======

     Work-in-process inventory was reduced by contractual progress payments received of $208,000 and $5,624,000 at December 31, 1999 and 1998, respectively.

RECEIVABLES

     The components of receivables were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------   ----------
                                                                         (RESTATED)
                                                                 (In thousands)
Billed and billable.........................................  $196,426    $111,322
Recoverable costs and accrued profit not billed.............   104,102     120,371
Retainages due upon contract completion.....................    13,707       4,987
Allowance for doubtful accounts.............................   (18,920)    (21,570)
                                                              --------    --------
          Total.............................................  $295,315    $215,110
                                                              ========    ========

     Approximately 71% of recoverable costs and accrued profit not billed and retainages due upon contract completion at December 31, 1999 is due within one year and will be billed on the basis of contract terms and delivery schedules. At December 31, 1999 and 1998, $58,213,000 and $50,165,000, respectively, were receivable from non-U.S. customers.

     The accuracy and appropriateness of Orbital's direct and indirect costs and expenses under its government contracts and, therefore, its receivables recorded pursuant to such contracts, are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate agencies of the U.S. government. These agencies have the right to challenge Orbital's cost estimates or allocations with respect to any such contract. Additionally, a substantial portion of the payments to the company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on the company's financial condition or results of operations.

     The company enters into forward exchange contracts in an effort to hedge against foreign currency fluctuations on certain receivables and payables denominated in foreign currencies. Accordingly, Orbital is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. BALANCE SHEET ACCOUNTS -- (CONTINUED) forward exchange contracts less valuable. The following table summarizes at December 31, 1999, outstanding foreign exchange contracts to sell (purchase) foreign currencies, along with current market values:

                                                CURRENCIES              CURRENT   UNREALIZED
                                                  HEDGED     CONTRACT   MARKET       GAIN
           FOREIGN CURRENCY HEDGED               AGAINST      AMOUNT     VALUE      (LOSS)
           -----------------------              ----------   --------   -------   ----------
                                                        (U.S. dollars, in thousands)
Australian Dollars............................      CD       $   155    $   156    $     1
European Currency Units.......................      PS            37         40          3
EURO..........................................      CD         1,070      1,154         84
Pounds Sterling...............................      CD          (275)      (284)        (9)
Norwegian Kroner..............................      CD           687        713         26
U.S. Dollars..................................      CD        10,921     10,975         54
Japanese Yen..................................      US        41,177     38,412     (2,765)

------------------------

     CD -- Canadian Dollars
     PS -- Pounds Sterling
     US -- US Dollars

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------   ----------
                                                                          (RESTATED)
                                                                  (In thousands)
Land........................................................  $   4,061    $  4,123
Buildings and leasehold improvements........................     33,355      21,557
Machinery and equipment.....................................    182,755     167,722
Assets under construction...................................     22,518      18,616
Software, intellectual property and technical drawings......     17,062      27,222
Accumulated depreciation and amortization...................   (122,129)    (99,839)
                                                              ---------    --------
          Total.............................................  $ 137,622    $139,401
                                                              =========    ========

     Interest expense of approximately $2,711,000, $1,705,000, and $429,000 was capitalized during 1999, 1998 and 1997, respectively, as part of the historical cost of land, buildings and equipment under construction.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. BALANCE SHEET ACCOUNTS -- (CONTINUED)
ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------   ----------
                                                                         (RESTATED)
                                                                 (In thousands)
Payroll, payroll taxes and fringe benefits..................  $ 45,278    $ 39,289
Payable to subcontractors...................................     5,970      18,703
Accrued contract costs......................................    40,106      32,118
Accrued financing and acquisition costs.....................    13,973          --
Accrued income taxes........................................    12,493          --
Other accrued expenses......................................    20,793      18,378
                                                              --------    --------
          Total.............................................  $138,613    $108,488
                                                              ========    ========

7. DEBT OBLIGATIONS

     The following table sets forth long-term obligations, excluding capital lease obligations (See note 8):

                                                                   DECEMBER 31,
                                                              -----------------------
DESCRIPTION:                                                      1999         1998
------------                                                  ------------   --------
                                                                  (In thousands)
7.09% - 9.35% notes, principal and interest due monthly
  1998-1999.................................................   $      --     $  3,098
8.25% bank note, principal and interest due monthly through
  2001......................................................          --        1,142
7.10% - 8.88% notes, principal and interest due monthly
  through 2002..............................................      27,326       24,428
8.41% note, principal and interest due monthly through
  2004......................................................       7,385        8,439
Non-interest bearing notes, principal and interest due
  semi-annually through 2000................................       2,100
6% note, principal and interest due semi-annually through
  2000......................................................       1,450        2,900
6.22% - 7.75% bank notes, principal and interest due monthly
  through 2002..............................................      21,569        1,823
8% note, due in 2000........................................      22,976           --
12% note, interest due semi-annually, principal due through
  2001......................................................      13,333       20,000
9.96% credit facility, interest and principal due quarterly
  through 2002..............................................     165,000       36,000
5% convertible subordinated notes, interest due
  semi-annually, principal due 2002.........................     100,000      100,000
                                                               ---------     --------
                                                                 361,139      197,830
LESS CURRENT PORTION........................................    (123,361)     (19,236)
                                                               ---------     --------
LONG-TERM PORTION...........................................   $ 237,778     $178,594
                                                               =========     ========

     The 7.10% - 8.88% notes are collateralized by certain office, computer and test equipment located at the company's Germantown, Maryland, Chandler, Arizona and Dulles, Virginia facilities. The 8.41% note is collateralized by the company's L-1011 aircraft. The 6% note due 2000 is unsecured.

     The 6.22% - 7.125% bank notes due 2002 are collateralized by MDA's assets. The related credit agreements for these and the 8% note due 2000 prohibit the payment of cash dividends and contain certain covenants with respect to MDA's leverage ratio, interest coverage and tangible net worth. MDA also has an unused line of credit of $18,700,000 with an interest rate of 6.5% at December 31, 1999.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. DEBT OBLIGATIONS -- (CONTINUED)
     The company's 12% note restricts the payment of cash dividends and contains certain covenants with respect to fixed charges ratio, leverage ratio and tangible net worth, and includes certain cross-default provisions. This note was unsecured at December 31, 1999, however, in January 2000 a portion of the collateral for the primary credit facility was pledged for this note. In April 2000, Orbital and the noteholder signed an amendment that waived noncompliance with certain financial covenants for all periods prior to the amendment date and for 2000.

     Orbital's primary credit facility from an international syndicate of nine banks was amended in 1999, among other things, to decrease maximum borrowings to $165,000,000 and require $10,000,000 be maintained in a segregated account until the company's total liquidity drops below $10,000,000. The interest rate charged under the facility is variable based on the prime rate or LIBOR. The weighted-average interest rate on borrowings outstanding under this facility at December 31, 1999 was 9.96%. Outstanding borrowings are collateralized by the company's accounts receivable and certain other assets, including stock of subsidiaries. The facility prohibits the payment of cash dividends and imposes limits on capital expenditures. The facility also contains certain covenants with respect to the company's working capital levels, fixed charge ratio, leverage ratio and net worth, and expires in December 2002. The company amended this facility several times in 1999 to waive noncompliance with certain financial covenants and to amend others (including with respect to net worth, leverage and fixed charges). In April 2000, Orbital and the banks signed an amendment that waived Orbital's noncompliance with certain covenants for all periods prior to the amendment date and established new covenant levels for 2000 net worth, leverage (including senior leverage), fixed charges, capital expenditures and subsidiary debt. Orbital also agreed with its banks to further reduce the total amount that is available under the facility on August 1, 2000 by either (i) an additional $40,000,000 if Orbital and the banks restructure the facility by May 31, 2000 or (ii) by an additional $60,000,000 if Orbital is unsuccessful in restructuring the facility by that date. Orbital is required to apply toward this reduction 50% of the net cash proceeds that Orbital receives from any equity offering, asset sale or debt issuance by Orbital or its domestic wholly owned subsidiaries. In addition, Orbital agreed to further reduce the facility to $85,000,000 by July 2001.

     In September 1997, Orbital sold $100,000,000 of 5% convertible subordinated notes due October 2002. The notes, which are non-callable for three years, are convertible at the option of the holders into Orbital common stock at a conversion price of $28.00 per share, subject to adjustment in certain events.

     The fair value of Orbital's long-term obligations at December 31, 1999 and 1998 is estimated at approximately $85,625,000 and $127,830,000, respectively. Fair value estimates are based on quoted market prices or on current rates offered for debt of similar remaining maturities. Scheduled maturities of long-term debt for each of the years in the five-year period ending December 31, 2004 and thereafter are $123,361,000, $19,089,000, $213,999,000, $1,961,000,
$2,545,000 and $184,000, respectively.

     Magellan maintains its own short-term credit facility. At December 31, 1999 and 1998, approximately $6,345,000 and $6,008,000 was outstanding on this facility at an average borrowing rate of 10.25% and 9.25%, respectively. These borrowings are collateralized by Magellan's accounts receivable, inventory, equipment and general intangibles.

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

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES

LEASES

     Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) at December 31, 1999 were as follows:

                                                              OPERATING   CAPITAL
                                                              ---------   -------
                                                                (In thousands)
2000........................................................  $ 20,257    $1,536
2001........................................................    22,541     1,494
2002........................................................    22,191       336
2003........................................................    21,121       248
2004........................................................    20,599        --
2005 and thereafter.........................................   169,760        --
                                                              --------    ------
                                                              $276,469     3,614
                                                              ========
Less interest at 10%........................................                (353)
Less current portion........................................              (1,367)
                                                                          ------
Long-term portion...........................................              $1,894
                                                                          ======

     Rent expense for 1999, 1998 and 1997 was approximately $18,385,000, $14,124,000 and $10,870,000, respectively.

OFF-BALANCE SHEET RISK

     MDA is subject to off-balance sheet risk for a letter of credit facility of $53,125,000 to cover commitments under letters of credit of which $27,865,000 remained available at December 31, 1999. MDA is also subject to off-balance sheet risk for a letter-of-credit facility to cover foreign exchange commitments. At December 31, 1999, $6,236,000 of letters of credit was secured by this facility and $2,973,000 remained available. Management does not expect any material losses as a result of these off-balance sheet agreements.

LITIGATION

     In the first quarter of 1999, a number of class action lawsuits were filed against the company alleging violations of the federal securities laws on behalf of purchasers of the company's stock during the period from April 21, 1998 through February 16, 1999, and seeking monetary damages. An additional class action complaint was filed in 1999 on behalf of purchasers of call options.

     In the fourth quarter of 1999, in connection with the company's announcement of the restatement of its financial statements for fiscal years 1997, 1998 and the first two quarters of 1999, a class action lawsuit was filed against the company alleging violations of the federal securities laws, on behalf of purchasers of the company's stock and call options during the period from April 22, 1997 through October 29, 1999. While the amounts to be claimed may be substantial, the company believes that the allegations are without merit and intends to defend vigorously against such allegations.

     In July 1999, a class action complaint was filed on behalf of a class comprised of purchasers and lessees of a high precision GPS product manufactured by Magellan (as a successor to Ashtech Inc.) against Sokkia Corporation and certain of its affiliates, Magellan and others in the Circuit Court of Henry County, Alabama. The complaint alleges breach of contract and warranty claims and seeks unspecified compensatory and punitive damages. The company believes that the allegations are without merit and intends to defend vigorously against such allegations.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     In the first quarter of 2000, PT Media Citra Indostar, an Indonesian company ("PT-MCI"), commenced arbitration seeking a refund of $163,000,000 MCI asserts it paid in connection with a communications satellite constructed by CTA under a contract that was assigned to Orbital in connection with its acquisition of CTA. MCI's allegations include fraud and multiple breaches of contract. The company's claims against PT-MCI for unpaid invoices in the approximate amount of $14,000,000 are also part of the arbitration proceedings. Orbital believes that PT-MCI's allegations are without merit and intends to vigorously defend against the allegations. In addition, under the terms of the CTA acquisition, Orbital believes it is entitled to indemnification from CTA for all or a part of any damages arising from the PT-MCI litigation and that CTA retains liability for certain fraud claims being made by PT-MCI.

     The company is currently arbitrating a claim brought by a claimant alleging that the company is in actual or anticipatory breach of obligations allegedly imposed on the company in a decision in a previous arbitration proceeding brought by the claimant against CTA. The claimant claims that he is entitled to a sum exceeding $30,000,000 from the company, as successor-in-interest to CTA. Management believes that the allegations in these proceedings are without merit and intends to vigorously defend against the allegations. In addition, under the terms of the CTA acquisition, Orbital believes it is entitled to indemnification from CTA for all or a part of any damages arising from this litigation.

     The eventual outcome of the foregoing matters is uncertain and could have a material adverse impact on the company's results of operations and financial condition.

     In addition, the company and its subsidiaries are parties to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on our results of operations or financial position.

9. INCOME TAXES

     The provisions for income taxes consisted of the following:

                                                             YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                                      1998         1997
                                                          1999     (RESTATED)   (RESTATED)
                                                         -------   ----------   ----------
                                                                  (In thousands)
CURRENT PROVISION:
  U.S. Federal.........................................  $    --     $   --      $    --
  Foreign..............................................   20,040      1,394        1,283
  State................................................       --         --           --
DEFERRED PROVISION (BENEFIT):
  U.S. Federal.........................................       --                  10,898
  Foreign..............................................   (8,936)     3,822          752
  State................................................       --         --           --
                                                         -------     ------      -------
          Total........................................  $11,104     $5,216      $12,933
                                                         =======     ======      =======

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. INCOME TAXES -- (CONTINUED)
     The income tax provisions were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                                       1998            1997
                                                         1999       (RESTATED)      (RESTATED)
                                                         -----      ----------      ----------
U.S. Federal statutory rate............................  (35.0)%      (35.0)%            35.0%
Changes in valuation allowance.........................   51.1         53.4             815.2
Investments in affiliates and noncontrolling interests
  in net assets of consolidated subsidiaries...........   (2.2)         2.0             582.2
Intangible amortization................................    3.3          4.7              91.4
Foreign income taxes in excess of statutory rate.......    3.7          2.2              60.3
Other, net.............................................  (10.9)       (17.1)           (737.7)
                                                         -----        -----          --------
          Effective rate...............................   10.0%        10.2%            846.4%
                                                         =====        =====          ========

     The tax effects of significant temporary differences were as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                                1998
                                                                1999         (RESTATED)
                                                              ---------      ----------
                                                                   (In thousands)
TAX ASSETS:
  U.S. Federal and state net operating loss carryforward....  $ 152,205       $106,390
  Non-deductible financial statement accruals...............     88,141         49,384
  U.S. Federal and foreign tax credit carryforward..........      4,499          8,771
  Intangible assets.........................................      6,315          8,364
                                                              ---------       --------
                                                                251,160        172,909
  Valuation allowance.......................................   (150,844)       (94,185)
                                                              ---------       --------
     Tax assets, net........................................  $ 100,316       $ 78,724
                                                              =========       ========
TAX LIABILITIES:
  Excess deductions for tax reporting purposes..............  $  54,107       $ 36,760
  Excess tax depreciation...................................     19,959         27,216
  Investments in subsidiaries/affiliates....................      4,913             --
  Percentage-of-completion accounting.......................      2,702          5,049
                                                              ---------       --------
     Tax liabilities........................................  $  81,681       $ 69,025
                                                              =========       ========

     In 1999, 1998 and 1997 approximately $16,213,000, $8,300,000 and
$5,200,000, respectively, of income (loss) before provision for income taxes was generated from foreign sources. At December 31, 1999, the company had U.S. Federal net operating loss carryforwards (portions of which expire beginning in 2004) of approximately $390,500,000, and U.S. research and experimental tax credit carryforwards of approximately $4,499,000. Such net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions. Additionally, at December 31, 1999, approximately $43,000,000 of net deferred tax assets will reduce goodwill and approximately $10,700,000 of net deferred tax assets will increase equity to the extent such assets reduce future taxable income. The increase in the valuation allowance of $56,659,000 is primarily due to current year operating losses. There is a potential for near-term reversal of the valuation allowance dependent on the future operating results. Management currently believes that it is more likely than not that its existing net deferred tax assets will be realized in the future.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. COMMON STOCK AND STOCK OPTION PLANS

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

     Effective January 1, 1999, the company adopted an Employee Stock Purchase Plan ("ESPP") for employees of the company (including its consolidated subsidiaries). Under the ESPP, eligible employees may purchase up to 1,000,000 shares of Orbital's common stock, subject to certain limitations. The ESPP has semi-annual offering periods beginning on January 1 and July 1 and allows employees to purchase shares of stock at the lesser of 85% of the fair market value of shares at either the beginning or the end of the offering period.

     As of December 31, 1999, the company's 1997 Stock Option and Incentive Plan, as amended in 1999 (the "1997 Plan"), provided for awards of up to 5,000,000 incentive or non-qualified stock options and shares of restricted stock to employees, directors, consultants and advisors of the company and its subsidiaries. Under the terms of the 1997 Plan, options may not be issued at less than 100% of the fair market value of the company's common stock on the date of grant. Options under the 1997 Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant. Options expire no more than ten years following the grant date. The 1997 Plan provides for automatic grants of non-qualified stock options to nonemployee directors of the company. The company also has options outstanding that were issued pursuant to two predecessor plans to the 1997 Plan as well as replacement options issued in connection with certain acquisitions.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)
     The following two tables summarize information regarding options under the company's stock option plans for the last three years:

                                                                             WEIGHTED
                                                                             AVERAGE    OUTSTANDING
                                                 NUMBER OF    OPTION PRICE   EXERCISE       AND
ORBITAL OPTIONS                                    SHARES      PER SHARE      PRICE     EXERCISABLE
---------------                                  ----------   ------------   --------   -----------
Outstanding at December 31, 1996...............   2,725,210   $1.82-$22.00    $13.10     1,324,316
  Granted......................................   1,908,650    13.50-24.00     17.29
  Exercised....................................    (326,263)    1.82-18.81     10.43
  Cancelled or expired.........................    (300,306)    1.82-22.00     15.12
                                                 ----------
Outstanding at December 31, 1997...............   4,007,291     1.84-24.00     15.16     1,549,185
  Granted......................................   2,236,700    18.38-38.44     32.49
  Exercised....................................  (1,086,537)    1.76-20.75     13.39
  Cancelled or expired.........................    (713,898)    3.51-36.50     35.07
                                                 ----------
Outstanding at December 31, 1998...............   4,443,556     3.51-38.44     21.09     1,548,218
  Granted......................................   2,070,400    12.50-43.31     25.88
  Exercised....................................    (218,346)    3.51-24.00     13.50
  Cancelled or expired.........................    (282,888)    3.51-38.44     23.17
                                                 ----------
Outstanding at December 31, 1999...............   6,012,722   $ 3.51-43.31    $22.66     2,602,819
                                                 ==========   ============    ======     =========

                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                      ----------------------------------------------------   ---------------------------------
                                             WEIGHTED
                           NUMBER            AVERAGE           WEIGHTED           NUMBER           WEIGHTED
       RANGE OF         OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE         AVERAGE
    EXERCISE PRICES   AT DEC. 31, 1999   CONTRACTUAL LIFE   EXERCISE PRICE   AT DEC. 31, 1999   EXERCISE PRICE
    ---------------   ----------------   ----------------   --------------   ----------------   --------------
     $ 3.51-$16.88       2,034,510             5.96             $14.49          1,622,801           $14.25
     $17.00-$22.62       2,335,956             8.74             $21.43            521,448           $19.38
     $24.00-$43.31       1,642,256             8.66             $34.53            458,570           $32.48
     -------------       ---------             ----             ------          ---------           ------
     $ 3.51-$43.31       6,012,722             7.78             $22.66          2,602,819           $18.49
     =============       =========             ====             ======          =========           ======

     OCC adopted a stock option plan in 1992 (the "OCC Plan"). The OCC Plan provides for grants of incentive and non-qualified stock options to purchase OCC common stock to officers and employees of ORBCOMM and the company. Under the terms of the OCC Plan, incentive stock options may not be granted at less than 100% of the fair market value, and non-qualified options may not be granted at less than 85% of the fair market value of OCC common stock at the date of grant as determined by OCC's Board of Directors. Options under the OCC Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-fourth increments over a four-year period following the date of grant. Certain provisions of the OCC Plan require OCC to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options. The cash repurchase amount is restricted by the terms of the ORBCOMM Notes to an amount not to exceed $1,000,000 in any one year. During 1999, 1998 and 1997, OCC repurchased 9,700, 1,000 and 43,800 common shares, respectively, under this provision.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)
     The following two tables summarize information regarding options under the OCC Plan for the last three years:

                                                                     WEIGHTED
                                                                     AVERAGE    OUTSTANDING
                                         NUMBER OF   OPTION PRICE    EXERCISE       AND
OCC OPTIONS                               SHARES       PER SHARE      PRICE     EXERCISABLE
-----------                              ---------   -------------   --------   -----------
Outstanding at December 31, 1996.......    598,830   $ 1.50-$25.00    $ 9.40      393,903
  Granted..............................    284,500           26.50     26.50
  Exercised............................    (20,900)     1.50-25.00      6.68
  Cancelled or expired.................   (112,600)     1.50-25.00     14.86
                                         ---------
Outstanding at December 31, 1997.......    749,830      1.50-26.50     15.22      415,804
  Granted..............................    305,300     26.50-39.75     32.37
  Exercised............................    (32,600)     1.50-13.00      3.15
  Cancelled or expired.................    (17,700)     1.50-26.50     23.94
                                         ---------
Outstanding at December 31, 1998.......  1,004,830      1.50-39.75     20.40      520,864
  Granted..............................     36,000     39.75-43.67     43.34
  Exercised............................    (35,000)     1.50-26.50      8.02
  Cancelled or expired.................   (287,825)     4.00-43.67     27.84
                                         ---------
Outstanding at December 31, 1999.......    718,005   $  1.50-43.67    $19.18      531,739
                                         =========   =============    ======      =======

                                             WEIGHTED
                           NUMBER            AVERAGE           WEIGHTED           NUMBER           WEIGHTED
       RANGE OF         OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE         AVERAGE
    EXERCISE PRICES   AT DEC. 31, 1999   CONTRACTUAL LIFE   EXERCISE PRICE   AT DEC. 31, 1999   EXERCISE PRICE
    ---------------   ----------------   ----------------   --------------   ----------------   --------------
     $  1.50-$4.00         217,040             2.83             $ 2.41            217,040           $ 2.41
     $ 5.25-$25.00         144,790             4.56             $14.44            139,165           $14.01
     $       26.50         235,500             7.83             $26.50            145,709           $26.50
     $39.75-$43.67         120,675             8.48             $40.72             29,825           $39.75
     -------------       ---------             ----             ------          ---------           ------
     $ 1.50-$43.67         718,005             5.77             $19.18            531,739           $14.14
     =============       =========             ====             ======          =========           ======

     Magellan adopted a stock option plan in 1998 (the "1998 Magellan Plan"). The 1998 Magellan Plan authorizes the issuance of incentive or non-qualified options to purchase up to 19,900,000 shares of Magellan common stock to Magellan and Orbital employees, consultants or advisors. Stock options may not be granted with an exercise price less than 85% of the fair market value of the common stock at the date of grant as determined by Magellan's Board of Directors. Options under the 1998 Magellan Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of the grant. Additionally, Magellan options that were issued pursuant to an option plan adopted in 1996 are still outstanding.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. COMMON STOCK AND STOCK OPTION PLANS -- (CONTINUED)
     The following two tables summarize information regarding options under Magellan's stock option plans for the last three years:

                                                                       WEIGHTED      OUTSTANDING
                                        NUMBER OF    OPTION PRICE      AVERAGE           AND
MAGELLAN OPTIONS                          SHARES      PER SHARE     EXERCISE PRICE   EXERCISABLE
----------------                        ----------   ------------   --------------   -----------
Outstanding at December 31, 1996......   6,593,600    $     1.10        $1.10           667,539
  Granted.............................   1,717,500          1.10         1.10
  Exercised...........................    (103,909)         1.10         1.10
  Cancelled or expired................  (1,427,531)         1.10         1.10
                                        ----------
Outstanding at December 31, 1997......   6,779,660          1.10         1.10         2,528,097
  Granted.............................  15,307,204          0.40         0.40
  Exercised...........................     (21,300)    0.40-1.10         0.98
  Cancelled or expired................  (5,093,210)    0.40-1.10         1.03
                                        ----------
Outstanding at December 31, 1998......  16,972,354     0.40-1.10         0.47         5,389,208
                                        ----------
  Granted.............................   2,253,025     0.40-0.50         0.45
  Exercised...........................     (52,737)    0.40-1.10         0.46
  Cancelled or expired................  (4,558,786)    0.40-1.10         0.45
                                        ----------
Outstanding at December 31, 1999......  14,613,856    $0.40-1.10        $0.46         8,044,552
                                        ==========    ==========        =====         =========

                                             WEIGHTED
                           NUMBER            AVERAGE           WEIGHTED           NUMBER            WEIGHTED
       RANGE OF         OUTSTANDING         REMAINING          AVERAGE          EXERCISABLE         AVERAGE
    EXERCISE PRICES   AT DEC. 31, 1999   CONTRACTUAL LIFE   EXERCISE PRICE   AT DEC., 31, 1999   EXERCISE PRICE
    ---------------   ----------------   ----------------   --------------   -----------------   --------------
     $ 0.40-$0.40        12,527,529            6.92             $0.40            7,047,180           $0.40
     $ 0.50-$1.10         2,086,327            8.10             $0.80              997,372           $1.10
     ------------        ----------            ----             -----            ---------           -----
     $ 0.40-$1.10        14,613,856            7.09             $0.46            8,044,552           $0.49
     ============        ==========            ====             =====            =========           =====

     In connection with Magellan's merger with Ashtech on December 31, 1997, Magellan assumed Ashtech's option plan and issued replacement options that are exercisable into Magellan common stock. At December 31, 1999, 580,780 non-qualified replacement options were outstanding, 530,202 of which were exercisable, at prices ranging from $0.82 to $1.72. The weighted average remaining contractual life on these outstanding options is 5.99 years.

     MDA adopted a stock option plan in 1999 (the "1999 MDA Plan"). The 1999 MDA Plan authorizes the issuance of options to purchase up to 6,000,000 shares of MDA common stock to MDA and Orbital employees, consultants or advisors. Stock options may not be granted with an exercise price less than the fair market value of the common stock at the date of grant as determined by MDA's Board of Directors. Options under the 1999 MDA Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of the grant. At December 31, 1999, 960,000 non-qualified options were outstanding, none of which were exercisable, with an exercise price per share of $7.50. The weighted average remaining contractual life is 6.92 years.

11. STOCK-BASED COMPENSATION

     The company uses the Black-Scholes option pricing model to determine the pro forma impact under SFAS 123 to the company's net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. STOCK-BASED COMPENSATION -- (CONTINUED) exercised or it expires, to calculate the weighted average fair value per share of stock options granted. This information and the assumptions used for 1999, 1998 and 1997 for all option plans is summarized as follows:

                              ADDITIONAL SHARES                                                        WEIGHTED AVERAGE
                                AVAILABLE AT                                      RISK-FREE               FAIR VALUE
                                DECEMBER 31,                 VOLATILITY         INTEREST RATE      PER SHARE AT GRANT DATE
                       -------------------------------   ------------------   ------------------   ------------------------
                         1999        1998       1997     1999   1998   1997   1999   1998   1997    1999     1998     1997
                       ---------   ---------   -------   ----   ----   ----   ----   ----   ----   ------   ------   ------
Orbital Plans........    277,085     271,619   218,868   58%    55%    54%    5.4%   5.8%   6.1%   $25.88   $32.49   $17.29
OCC Plan.............    308,750      56,925    48,878   30%    30%    30%    5.6%   5.4%   6.1%   $43.34   $32.37   $26.50
Magellan Plans.......  6,808,198   9,892,346   116,431   30%    30%    30%    5.1%   5.5%   5.9%   $ 0.45   $ 0.40   $ 1.10

The assumed expected dividend yield was zero for all years for all option plans. The assumed average expected life for all options for all years was 4.5 years. Options granted under the MDA Plan in December 1999 are excluded because they had no material impact on the pro forma calculation for 1999.

     Had the company determined compensation expense in accordance with the provisions of SFAS 123, based on the calculated fair value of stock options at the grant date, the company's net loss and net loss per common and dilutive share would have been ($141,428,000) and ($3.78), respectively, for the year ended December 31, 1999; ($76,176,000) and ($2.14), respectively, for the year ended December 31, 1998; and ($21,657,000) and ($0.67), respectively, for the year ended December 31, 1997. Pro forma net income (loss) reflects only options granted in 1999, 1998 and 1997 and, therefore, may not be representative of the effects for future periods.

     In 1996, the company issued 150,000 stock appreciation rights that vested annually through 1998. Payment was dependent on appreciation of the company's common stock over the vesting period. The company recorded approximately $250,000 and $1,470,000, respectively, in compensation expense during 1998 and 1997 (none in 1999) with respect to these rights. Additional awards for 200,000 stock appreciation rights were granted in 1999 that did not result in any additional compensation expense.

12. SUPPLEMENTAL DISCLOSURES

DEFINED CONTRIBUTION PLANS

     At December 31, 1999, the company had several defined contribution plans (the "Plans") generally covering all full-time employees in the U.S. and Canada. Company contributions to the Plans are made based on certain plan provisions and at the discretion of the Board of Directors, and were approximately $9,363,000, $10,370,000, and $9,108,000 during 1999, 1998 and 1997, respectively.

CASH FLOWS

     Cash payments for interest and income taxes were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                 (In thousands)
Interest paid............................................  $18,458   $16,032   $10,059
Income taxes paid, net of refunds........................    2,257     1,624       544

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Management has determined to restate its previously issued consolidated financial statements for each of the quarters in 1998 and for the first three quarters of 1999 with respect to its accounting treatment for the matters described below. The following is a summary of selected quarterly financial data for the previous two years:

                                                                    QUARTER ENDED
                                                      -----------------------------------------
                                                      MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                      --------   --------   --------   --------
                                                          (In thousands, except share data)
1999, RESTATED
Revenues............................................  $200,171   $226,484   $228,994   $219,262
Gross profit........................................    41,050     49,254     44,516      1,565
Income (loss) from operations.......................      (439)     6,508     (1,773)   (62,945)
Net loss............................................   (26,163)   (26,071)   (39,566)   (30,137)
Net loss per common and dilutive share..............      (.70)      (.70)     (1.06)      (.81)
1998, RESTATED
Revenues............................................   186,027    181,926    187,028    175,681
Gross profit........................................    50,970     43,547     46,089     40,428
Income (loss) from operations.......................    10,853      1,323      9,296     (8,826)
Net loss............................................   (19,331)    (9,373)    (2,226)   (25,622)
Net loss per common and dilutive share..............      (.59)      (.26)      (.06)      (.69)
1999, AS PREVIOUSLY REPORTED
Revenues............................................   204,338    232,286    248,914        N/A
Gross profit........................................    46,311     54,832     54,727        N/A
Income (loss) from operations.......................     3,636     12,504     11,182        N/A
Net loss............................................   (15,871)   (10,149)   (32,649)       N/A
Net loss per common and dilutive share..............      (.43)      (.27)      (.87)       N/A
1998, AS PREVIOUSLY REPORTED
Revenues............................................   186,159    184,516    187,688    175,914
Gross profit........................................    51,374     50,851     46,493     38,838
Income (loss) from operations.......................    13,365      8,251      9,292     (5,615)
Net income (loss)...................................     4,745      5,998      2,436    (19,551)
Net income (loss) per common share..................      0.14       0.17       0.07      (0.53)
Net income (loss) per common share, assuming
  dilution..........................................      0.13       0.17       0.06      (0.53)

EQUITY METHOD ACCOUNTING RESTATEMENT ADJUSTMENTS

(a) As a result of certain participating rights granted to holders of convertible preferred stock of ORBIMAGE, Orbital significantly influences, but does not control, ORBIMAGE even though it owns substantially all of ORBIMAGE's outstanding common stock. Prior to the third quarter of 1999, the company's consolidated financial statements reflected the company's application of the equity method of accounting as it pertained to ORBIMAGE based on Orbital's percentage share of ownership of ORBIMAGE calculated to give the effect to the assumed conversion of ORBIMAGE's outstanding convertible preferred stock into ORBIMAGE common stock. As reflected in its restated consolidated financial statements presented herein, the company applies the equity method of accounting as it pertains to ORBIMAGE based on its ownership of outstanding common stock without giving effect to the assumed conversion of ORBIMAGE's outstanding convertible preferred stock. The company has also

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONTINUED) adjusted the application of the equity method of accounting with respect to its investment in CCI. The effect of these revisions is to increase (decrease) equity in losses of affiliates as follows (in thousands):

                                               MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 30
                                               --------   -------   ------------   ------------
1999.........................................   $2,386    $2,286        $ --             N/A
1998.........................................   $6,429    $3,376        $325         $(1,611)

(b) In the first quarter of 1998, pursuant to rights granted under a 1997 stock purchase agreement, ORBIMAGE's minority investors acquired 227,295 shares of ORBIMAGE's convertible preferred stock for total consideration of $22,729,500. ORBIMAGE's convertible preferred stock is convertible into ORBIMAGE's common stock based on a per common share price of $4.17 that was less than the fair value of ORBIMAGE's common stock when the additional preferred shares were acquired in 1998. Previously, the company's consolidated financial statements did not give effect to any beneficial conversion discount as an additional net loss allocable to the company pursuant to the equity method of accounting. As reflected in the restated consolidated financial statements presented herein, Orbital calculates its equity in losses of affiliates including the impact of the beneficial conversion. The effect of these revisions is to increase equity in losses of affiliates as follows (in thousands):

                                               MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 30
                                               --------   -------   ------------   ------------
1999.........................................  $   965    $1,329       $1,139           N/A
1998.........................................  $10,989    $  875       $  898          $933

(c) ORBIMAGE's preferred stockholders are entitled to receive a cumulative dividend, payable either in cash or in additional shares of convertible preferred stock. To date, all dividends have been paid in additional shares of convertible preferred stock. Prior to the third quarter of 1999, the company's consolidated financial statements did not reflect additional net losses allocable to Orbital as a result of ORBIMAGE's declaration of such "in-kind" dividends on its convertible preferred stock. As reflected in its restated consolidated financial statements presented herein, Orbital calculates its equity in losses of affiliates taking into account such non-cash dividends at their fair value. The effect of these revisions is to increase equity in losses of affiliates as follows (in thousands):

                                               MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 30
                                               --------   -------   ------------   ------------
1999.........................................   $2,063    $2,146           --            N/A
1998.........................................   $1,438    $1,916       $1,957         $2,013

(d) Prior to the third quarter of 1999, the company's consolidated financial statements reflected recognition of a gain in the second quarter of 1998 related to ORBIMAGE's issuance of warrants to purchase common stock. As reflected in the restated consolidated financial statements presented herein, since the warrants have not been exercised, the company has revised its accounting for this equity issuance, resulting in the elimination of its previously reported gain on issuance of affiliate equity by $4,793,000 in the second quarter of 1998.

(e) Previously, the company's consolidated financial statements reflected the recognition of revenue related to sales under a procurement agreement with CCI in 1999 and 1998. As reflected in the restated consolidated financial statements presented herein, the company has revised its accounting for these sales,

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONTINUED) eliminating its reported revenues. The effect in the 1999 and 1998 quarters was to decrease revenues and operating income as follows (in thousands):

                                               MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                               --------   -------   ------------   ------------
Revenues
  1999.......................................   $2,051    $  616       $5,333            N/A
  1998.......................................       --    $3,031       $1,032         $2,493
Operating Income
  1999.......................................   $1,125    $  124       $5,197            N/A
  1998.......................................       --        --           --         $  596

(f) In the third quarter of 1999, the company transferred certain incurred direct and indirect contract costs to its satellite contract with CCI pursuant to a negotiated settlement with CCI. The company's restated 1999 quarterly consolidated financial statements do not reflect the transfer of these costs to the CCI contract. The effect of this revision is to increase revenues and decrease operating income and equity in losses of affiliates by $3,351,000, $3,080,000 and 8,044,000, respectively, in the third quarter of 1999.

(g) Prior to the third quarter of 1999, the company's consolidated financial statements reflected the company's capitalization of interest expense on various assets, including on its equity investments in ORBIMAGE, ORBCOMM and CCI. As reflected in the restated consolidated financial statements presented herein, Orbital has not capitalized interest expense on its investment in ORBIMAGE and has revised the capitalization of interest on certain other assets, including its equity method investments in ORBCOMM and CCI. These revisions include the compounding impact of interest, and the reduction of eligible investment amounts for losses recognized for equity method investees. These revisions had the effect of increasing interest expense as follows (in thousands):

                                               MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 30
                                               --------   -------   ------------   ------------
1999.........................................   $2,310    $2,230           --            N/A
1998.........................................   $2,324    $  956       $1,220         $1,704

(h) Prior to the third quarter of 1999, the company's consolidated financial statements did not reflect amortization of the excess of the company's investment in ORBIMAGE over the underlying share of the company's equity in that affiliate. As reflected in the restated consolidated financial statements, Orbital is amortizing such excess over eight years. The effect of this revision is to increase the company's equity in losses from affiliates by $89,000 for each of the quarters in 1999 and 1998.

(i) Prior to the third quarter of 1999, the company's consolidated financial statements did not reflect the amortization of previously deferred profits in connection with its sales of both satellite and ground stations to ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital is amortizing a portion of such deferred profits over the estimated lives of both the satellites and the ground stations. This revision had the effect of increasing the company's equity in losses of affiliates by $969,000 in the fourth quarter of 1998 and approximately $110,000 for all remaining 1999 and 1998 quarters.

ASSET RESTATEMENT ADJUSTMENTS

(j) The company has historically capitalized and depreciated certain product enhancements and costs associated with internally developed software and certain other costs. Previously, the company's consolidated financial statements reflected such costs as capitalized assets. As reflected in the company's restated consolidated financial statements presented herein, the company expensed all previously

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONTINUED) capitalized enhancement costs and certain non-capitalizable costs. These revisions resulted in an increase (decrease) in operating income as follows (in thousands):

                                             MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 30
                                             --------   -------   ------------   ------------
1999.......................................   $3,421    $4,292       $3,868            N/A
1998.......................................   $1,738    $ (774)      $ (468)        $3,373

    This also resulted in an increase in equity in losses of affiliates of $770,000 in the third quarter of 1998.

OTHER RESTATEMENT AND RECLASSIFICATION ADJUSTMENTS

(k) Previously, the company's consolidated financial statements did not reflect a write-down in the book value of inventory at the company's Magellan subsidiary related to certain obsolete consumer products. The adjustment to record the write-down in inventory as reflected in the restated consolidated financial statements presented herein resulted in an increase to costs of goods sold of approximately $4,670,000, an increase in selling, general and administrative expenses of $324,000 and an increase in non-controlling interests of approximately $2,988,000 in the second quarter of 1998.

(l) The company had previously amortized a portion of the goodwill arising from the acquisition of Ashtech as a direct charge against non-controlling interests. As reflected in the company's restated consolidated financial statements, the company is amortizing such goodwill as a charge to operations, resulting in an increase (decrease) in goodwill amortization expense and an increase (decrease) in non-controlling interests as follows (in thousands):

                                              MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 30
                                              --------   -------   ------------   ------------
1999
  Goodwill amortization.....................   $ (16)     $ (16)      $ (15)           N/A
  Non-controlling interests.................   $(217)     $(211)      $(214)           N/A
1998
  Goodwill amortization.....................   $ 300      $ 301       $ 300           $301
  Non-controlling interests.................   $ 102      $ 102       $ 102           $102

(m) In the second and third quarters of 1999, Magellan recognized revenues on sales of automotive navigation products to Navigation Solutions when the products were shipped and accepted by the customer. As reflected in the company's restated consolidated financial statements, the company recognizes revenues associated with these sales ratably over the term of the contract because of the presence of certain undelivered and unspecified post-contract support services. The effect of this revision is to decrease revenues, operating profits and related non-controlling interests by $5,636,000, $379,000 and $129,000, respectively, in the second quarter of 1999 and by $18,055,000, $1,686,000 and $573,000, respectively, in the third quarter of 1999.

(n) The company's consolidated balance sheet at December 31, 1998 reflected a net deferred tax asset of approximately $3,400,000 relating primarily to Canadian investment tax credit carryforwards. The restated consolidated financial statements include a revised calculation of this deferred tax asset in 1998 by increasing costs of goods sold and provision for income taxes by $542,000 and $306,000 in each of the four quarters of 1998.

(o) During the fourth quarter of 1998, the company reclassified a permanent impairment of $2,479,000 on a certain investment from costs of goods sold to asset impairment charges.

                          ORBITAL SCIENCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONTINUED)
     The company has recorded certain other adjustments, the net effect of which is not significant individually or in the aggregate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") has served as our independent auditors since May 10, 1999. Previously, KPMG LLP ("KPMG") served as our independent auditors since 1989. On April 22, 1999, we, at the direction of the Audit and Finance Committee of the Board of Directors, notified KPMG that we had determined to change auditors. PricewaterhouseCoopers has been given full authorization by us to speak with KPMG, and has done so. We have not restricted KPMG from responding fully to such inquiries with respect to any matters.

     KPMG issued an audit report, dated February 16, 1999 except as to Note 12 which was as of March 18, 1999, (the "Audit Report"), on the consolidated financial statements of Orbital as of and for the fiscal years ended December 31, 1998 and December 31, 1997. The Audit Report did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. As discussed below, however, in a letter dated October 28, 1999, KPMG informed Orbital that such Audit Report, together with its audit report for the fiscal year ended December 31, 1997, should no longer be relied upon.

     As was reported in Orbital's Report on Form 8-K dated April 22, 1999 (the "Form 8-K"), in connection with the audit of our 1998 consolidated financial statements, KPMG proposed adjustments to our previously issued 1998 quarterly financial statements and to the results for the 1998 fourth quarter as initially prepared by us. The proposed adjustments were based on KPMG's interpretation of specific accounting standards. While we believed that our own interpretation and application of accounting standards had been reasonable under the circumstances, after discussion with KPMG and the Audit and Finance Committee, we determined to restate the previously issued 1998 unaudited quarterly financial statements in the manner recommended by KPMG. We also agreed to adjust the results for the fourth quarter of 1998 in the manner recommended by KPMG. Except as described herein, for the year ended December 31, 1998, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report.

     On April 14, 1999, KPMG advised us by letter that KPMG believed that there were material weaknesses in our systems of internal controls relating to the manner of recording adjustments to financial information submitted by subsidiaries and operating divisions of Orbital. In particular, KPMG cited:

     - adjustments made in the first and second quarters of 1998 to capitalize certain product enhancement costs at our subsidiary, Magellan Corporation, which appeared to KPMG to have been made outside Magellan's system of internal accounting controls and which were not recorded in its general ledger and were not included in closing consolidating entries for such quarters;

     - an adjustment made in the third quarter of 1998 to increase revenue recognized pursuant to a contract at our subsidiary, MacDonald, Dettwiler and Associates Ltd which was not reflected in its general ledger and which was not included in closing consolidating entries in the third quarter; and

     - corporate adjustments made in closing consolidating entries to certain long-term contract accounting at our operating divisions, which had the effect of increasing revenues and profits on some of these contracts and which KPMG believed did not properly consider all the information used by the operating divisions.

     In its letter, KPMG further advised us that KPMG's Audit Report was not affected by the material weakness conditions that it believed existed, and that KPMG considered such material weaknesses in determining the nature, timing and extent of its audit tests. Prior to the receipt of KPMG's letter, Orbital and the Audit and Finance Committee had discussions with KPMG indicating disagreement with KPMG's conclusions and had expressed to KPMG our view that the adjustments in question were properly recorded by us after appropriate consultation with the subsidiaries and operating divisions involved.

     On May 13, 1999, we received a response from KPMG to our Form 8-K. In its response, KPMG disagreed with our characterization of the nature of adjustments that had been made to the 1998 unaudited quarterly financial statements, stating that "KPMG believe(d) that the adjustments were not based solely on 'KPMG's interpretation of the specific accounting standards."' KPMG further indicated that, in its view, "the adjustments included: (a) adjustments required to correct errors by the Company in recording certain transactions, which errors caused the Company to record those transactions in a manner that was inconsistent with generally accepted accounting principles; and (b) adjustments required to correct the Company's incorrect application or incorrect interpretation of specific generally accepted accounting principles."

KPMG also described the matters which led to these adjustments as follows:

     "- During each of the four quarters of 1998, the Company capitalized an aggregate of approximately $6.6 million of product enhancement costs at its Magellan subsidiary based on an incorrect application of generally accepted accounting principles.

     - During the third quarter of 1998, the Company recognized approximately $5.8 million in revenue on a contract at the Company's MacDonald Dettwiler & Associates subsidiary based on an incorrect application of generally accepted accounting principles.

     - During the fourth quarter of 1998, the Company recognized approximately $1.5 million of revenue with respect to a contract, the terms of which was not finalized with the customer until after the conclusion of the quarter.

     - During the fourth quarter of 1998, the Company recognized approximately $5.4 million of revenue with respect to certain of its long-term contracts through incorrect reductions to cost estimates to complete those contracts.

     - During the fourth quarter of 1998, the Company recognized approximately $3.8 million of revenue with respect to a certain contract based on an incorrect application of generally accepted accounting principles.

     - During the fourth quarter of 1998, the Company recognized approximately $5.1 million of revenue relating to sales to an equity method investee based on an incorrect application of generally accepted accounting principles."

     For each of the matters described above, KPMG proposed adjustments, all of which were recorded by the Company, to reverse the amounts originally recorded by the Company.

     In addition, KPMG asserted that (i) the items referred to in KPMG's material weakness letter had caused KPMG to expand significantly the scope of its audit procedures, (ii) it had advised Orbital that it would stand for reappointment as the company's principal accountants only if Orbital hired an experienced chief accounting officer who would have the ultimate authority to make accounting decisions at the company, (iii) it wished to discuss this condition with Orbital's Audit and Finance Committee and (iv) its appointment was terminated by Orbital prior to KPMG having such discussions with the full Audit and Finance Committee.

     On our Form 8-K dated May 14, 1999, we reported that we disagreed with a number of the statements made by KPMG in its response letter. We reiterated our belief that (i) our interpretation and application of accounting standards in our quarterly financial statements as originally filed were reasonable, however, we accepted KPMG's interpretation of complex accounting standards and agreed to the restatement proposed by KPMG and (ii) KPMG's characterizations and enumerations of fourth quarter adjustments in the course of the audit were unnecessary. We further stated, "Any audit involves adjustments proposed by an auditor that are then discussed with its client. Based on additional analyses of facts by the client and the auditor, the auditor may then modify its proposed adjustments or not. That was the process engaged in by Orbital and KPMG. What is significant is that (1) in Orbital's audited financial statements, all adjustments finally proposed by KPMG were recorded by the Company and (2) as indicated in KPMG's unqualified opinion, the Company's financial statements for the year ended December 31, 1998 complied with GAAP and contained all appropriate disclosures." We also reported that we continued to disagree with KPMG's assertions with respect to alleged material weaknesses.

     In October 1999, after questions were raised pertaining primarily to our previous accounting for certain transactions related to our investments in ORBIMAGE and CCI, the valuation of our subsidiary, Magellan, and certain other matters, KPMG informed Orbital that KPMG's 1998 and 1997 audit reports should no longer be relied upon. We announced that we would restate our financial statements for the foregoing periods. In addition, we will restate our interim financial statements for 1999.

     KPMG has audited Orbital's restated consolidated financial statements as of and for the years ended December 31, 1998 and 1997 and issued its report dated February 16, 1999, except as to note 13 which is as of March 18, 1999, and Note 1A which is as of April 17, 2000. KPMG's opinion on the restated consolidated financial statements of Orbital for the fiscal years ended December 31, 1998 and 1997 does not contain any adverse opinion or disclaimer of opinion and is not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is included in Item 4A above and under the caption "Election of Directors -- Directors to be Elected at the 2000 Annual Meeting, -- Directors Whose Terms Expire in 2001 and -- Directors Whose Terms Expire in 2002" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement to be filed pursuant to Regulation 14A on or about April 20, 2000 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Indemnification Agreements," "Executive Employment Agreements" and "Information Concerning the Board and Its Committees" of the Proxy Statement to be filed pursuant to Regulation 14A on or about April 20, 2000 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the caption "Ownership of Common Stock" of the Proxy Statement to be filed pursuant to Regulation 14A on or about April 20, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the caption "Related Transactions" of the Proxy Statement to be filed pursuant to Regulation 14A on or about April 20, 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

     1. Financial Statements. The following financial statements, together with the reports of PricewaterhouseCoopers LLP, KPMG LLP and Arthur Andersen LLP are filed as a part of this report:

             A. Reports of Independent Accountants

             B. Consolidated Statements of Operations

             C. Consolidated Balance Sheets

             D. Consolidated Statements of Changes in Stockholders' Equity

             E. Consolidated Statements of Cash Flows

             F. Notes to Consolidated Financial Statements

     2. Financial Statements of 50% Owned Subsidiary and Financial Statement Schedules.

     The financial statements of ORBCOMM Global, L.P. and Orbital Imaging Corporation are transmitted with this report.

     The following additional financial data are transmitted with this report and should be read in conjunction with the consolidated financial statements contained herein. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

        Reports of Independent Accountants on Financial Statement Schedule

        Schedule II -- Valuation and Qualifying Accounts

     3.  Exhibits.  A complete listing of exhibits required is given in the
Exhibit Index that precedes the exhibits filed with this report.

     (b) Reports on Form 8-K

          (i) On November 1, 1999, we filed a Current Report on Form 8-K, dated October 29, 1999, disclosing, under Item 5, that our previous independent auditors, KPMG LLP, had informed the Corporation in a letter dated October 28, 1999 that KPMG's previously issued audit report dated February 16, 1999, except as to Note 12 which is as of March 18, 1999, should no longer be relied upon.

     (c) See Item 14(a)(3) of this report.

     (d) See Item 14(a)(2) of this report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2000                     ORBITAL SCIENCES CORPORATION

                                          By:     /s/ DAVID W. THOMPSON
                                            ------------------------------------
                                                     David W. Thompson
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 17, 2000

                   SIGNATURE:                                               TITLE:
                   ----------                                               ------

             /s/ David W. Thompson                        Chairman of the Board, Principal Executive
------------------------------------------------                     Officer and Director
               DAVID W. THOMPSON

             /s/ James R. Thompson                          President and Chief Operating Officer,
------------------------------------------------                           Director
               JAMES R. THOMPSON

             /s/ Jeffrey V. Pirone                       Executive Vice President and Chief Financial
------------------------------------------------                           Officer
               JEFFREY V. PIRONE

             /s/ Hollis M. Thompson                             Vice President and Controller
------------------------------------------------
               HOLLIS M. THOMPSON

               /s/ Fred C. Alcorn                                          Director
------------------------------------------------
                 FRED C. ALCORN

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

               /s/ Daniel J. Fink                                          Director
------------------------------------------------
                 DANIEL J. FINK

              /s/ Lennard A. Fisk                                          Director
------------------------------------------------
                LENNARD A. FISK

             /s/ Jack L. Kerrebrock                                        Director
------------------------------------------------
               JACK L. KERREBROCK

              /s/ Douglas S. Luke                                          Director
------------------------------------------------
                DOUGLAS S. LUKE

              /s/ John L. McLucas                                          Director
------------------------------------------------
                JOHN L. MCLUCAS

                   SIGNATURE:                                               TITLE:
                   ----------                                               ------

            /s/ Janice I. Obuchowski                                       Director
------------------------------------------------
              JANICE I. OBUCHOWSKI

             /s/ Frank L. Salizzoni                                        Director
------------------------------------------------
               FRANK L. SALIZZONI

            /s/ Harrison H. Schmitt                                        Director
------------------------------------------------
              HARRISON H. SCHMITT

                                                                           Director
------------------------------------------------
                SCOTT L. WEBSTER

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  ORBCOMM Global, L.P.:

     We have audited the accompanying consolidated balance sheet of ORBCOMM Global, L.P. (the "Company") as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1998 and for each of the two years in the period then ended, were audited by other auditors whose report dated March 30, 1999, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Global, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                  Arthur Andersen LLP
Vienna, VA
February 3, 2000

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM Global, L.P.:

     We have audited the accompanying consolidated balance sheets of ORBCOMM Global, L.P. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive loss, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Global, L.P. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Washington, DC
March 30, 1999

                              ORBCOMM GLOBAL, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  8,722    $  3,799
  Investments...............................................         0         390
  Accounts receivable.......................................     1,264           0
  Inventory.................................................    15,964       6,688
  Prepaid expenses and other current assets.................     5,171         248
                                                              --------    --------
          Total Current Assets..............................    31,121      11,125
Mobile Communications Satellite System and other property,
  plant and equipment, net..................................   346,042     327,946
Other assets, net...........................................     5,543       4,690
Investments in and advances to affiliates...................     6,722       2,483
Goodwill, net...............................................       384         390
                                                              --------    --------
          TOTAL ASSETS......................................  $389,812    $346,634
                                                              ========    ========
                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $      0    $  1,190
  Accounts payable and accrued liabilities..................    20,030      19,255
  Accounts payable and accrued liabilities -- Orbital
     Sciences Corporation...................................   107,513      50,800
                                                              --------    --------
          Total Current Liabilities.........................   127,543      71,245
Revenue participation accrued interest......................     1,520         599
Long-term debt..............................................   170,000     170,000
                                                              --------    --------
          Total Liabilities.................................   299,063     241,844
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.................................    70,079      56,520
  Orbital Communications Corporation........................    20,670      48,270
                                                              --------    --------
          Total Partners' Capital...........................    90,749     104,790
                                                              --------    --------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $389,812    $346,634
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    --------    --------
REVENUES:
  Service and product sales...............................  $   2,772    $  1,262    $    527
EXPENSES:
  Cost of product sales...................................      3,186       1,242         517
  Engineering expenses....................................     25,492      17,007       8,160
  Marketing, administrative and other expenses............     43,051      34,961      12,070
                                                            ---------    --------    --------
          Total expenses..................................     71,729      53,210      20,747
                                                            ---------    --------    --------
LOSS FROM OPERATIONS BEFORE DEPRECIATION AND
  AMORTIZATION............................................    (68,957)    (51,948)    (20,220)
  Depreciation............................................     47,035      11,048       7,348
  Goodwill amortization...................................         42           0           0
                                                            ---------    --------    --------
LOSS FROM OPERATIONS......................................   (116,034)    (62,996)    (27,568)
OTHER INCOME AND EXPENSES:
  Interest income.........................................        335         914       5,378
  Interest expense and other financial charges............    (25,866)     (2,814)       (833)
  Equity in net losses of affiliates......................     (2,983)     (4,732)     (8,413)
                                                            ---------    --------    --------
NET LOSS..................................................   (144,548)    (69,628)    (31,436)
OTHER COMPREHENSIVE INCOME (LOSS):
  Reclassification adjustments for net holding gains on
     sales of investments.................................          0           0         (88)
  Currency translation adjustments........................        348           0           0
                                                            ---------    --------    --------
COMPREHENSIVE LOSS........................................  $(144,200)   $(69,628)   $(31,524)
                                                            =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................  $(144,548)   $(69,628)   $(31,436)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
     OPERATING ACTIVITIES:
  Items not affecting cash:
     Depreciation.........................................     47,035      11,048       7,348
     Goodwill amortization................................         42           0           0
     Amortization of financing fees.......................      1,042         837         833
     Equity in net losses of affiliates...................      2,983       4,732       8,413
                                                            ---------    --------    --------
  SUB-TOTAL...............................................    (93,446)    (53,011)    (14,842)
  Net changes in non-cash working capital items:
     Increase in accounts receivable......................     (1,264)          0           0
     Increase in inventory................................     (9,276)     (4,528)       (409)
     Increase (decrease) in prepaid expenses and other
       current assets.....................................     (4,923)      1,683        (661)
     Increase in accounts payable and accrued
       liabilities........................................      4,224       2,095       3,510
     Increase in revenue participation accrued interest...        921         585          14
                                                            ---------    --------    --------
       NET CASH USED IN OPERATING ACTIVITIES..............   (103,764)    (53,176)    (12,388)
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................    (11,867)    (45,915)    (84,241)
  Increase in investments in and advances to affiliates...     (6,874)     (2,105)    (16,689)
  Purchase of investments.................................          0      (7,228)    (47,125)
  Proceeds from sale of investments.......................        390      29,594     120,893
  Other...................................................        (36)       (390)          0
                                                            ---------    --------    --------
       NET CASH USED IN INVESTING ACTIVITIES..............    (18,387)    (26,044)    (27,162)
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt.............................     (1,190)     (1,087)       (992)
  Partners' contributions.................................    130,159      68,000           0
  Financing fees paid and other...........................     (1,895)          0        (222)
                                                            ---------    --------    --------
       NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES......................................    127,074      66,913      (1,214)
                                                            ---------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......      4,923     (12,307)    (40,764)
CASH AND CASH EQUIVALENTS:
  Beginning of period.....................................      3,799      16,106      56,870
                                                            ---------    --------    --------
CASH AND CASH EQUIVALENTS:
  End of period...........................................  $   8,722    $  3,799    $ 16,106
                                                            =========    ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid...........................................  $  23,860    $ 23,965    $ 24,060
                                                            =========    ========    ========
  Non-cash capital expenditures and increase in accounts
     payable and accrued liabilities -- Orbital Sciences
     Corporation..........................................  $  53,264    $ 29,700    $ 16,452
                                                            =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                               TELEGLOBE MOBILE PARTNERS          ORBITAL COMMUNICATIONS CORPORATION
                                          ------------------------------------   ------------------------------------
                                                       ACCUMULATED                            ACCUMULATED
                                                          OTHER                                  OTHER
                                          PARTNER'S   COMPREHENSIVE              PARTNER'S   COMPREHENSIVE
                                           CAPITAL       INCOME        TOTAL      CAPITAL       INCOME        TOTAL       TOTAL
                                          ---------   -------------   --------   ---------   -------------   --------   ---------
PARTNERS' CAPITAL, DECEMBER 31, 1996....  $ 73,552        $ 44        $ 73,596   $ 64,302        $ 44        $ 64,346   $ 137,942
  Net loss..............................   (15,718)          0         (15,718)   (15,718)          0         (15,718)    (31,436)
  Reclassification adjustments for net
    holding gains on sales of
    investments included in net loss....         0         (44)            (44)         0         (44)            (44)        (88)
                                          --------        ----        --------   --------        ----        --------   ---------
PARTNERS' CAPITAL, DECEMBER 31, 1997....    57,834           0          57,834     48,584           0          48,584     106,418
  Capital contributions.................    33,500           0          33,500     34,500           0          34,500      68,000
  Net loss..............................   (34,814)          0         (34,814)   (34,814)          0         (34,814)    (69,628)
                                          --------        ----        --------   --------        ----        --------   ---------
PARTNERS' CAPITAL, DECEMBER 31, 1998....    56,520           0          56,520     48,270           0          48,270     104,790
  Capital contributions.................    85,659           0          85,659     44,500           0          44,500     130,159
  Net loss..............................   (72,274)          0         (72,274)   (72,274)          0         (72,274)   (144,548)
  Share of ORBCOMM Japan Ltd.'s currency
    translation adjustment..............         0         174             174          0         174             174         348
                                          --------        ----        --------   --------        ----        --------   ---------
PARTNERS' CAPITAL, DECEMBER 31, 1999....  $ 69,905        $174        $ 70,079   $ 20,496        $174        $ 20,670   $  90,749
                                          ========        ====        ========   ========        ====        ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  NATURE OF OPERATIONS

  Organization

     In 1993, Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), and Orbital Communications Corporation ("Orbital Communications"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. Orbital Communications and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based data communication system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a general and limited partner in ORBCOMM USA with a 98% participation interest and Orbital Communications' direct partnership interest was reduced to 2% and Teleglobe Mobile's direct partnership interest was eliminated entirely. Simultaneously, the Company became a general and limited partner in ORBCOMM International with a 98% participation interest and Teleglobe Mobile's direct partnership interest was reduced to 2% and Orbital Communications' direct partnership interest was eliminated entirely. In January 2000, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations (see note 13).

     In February 1999, the Company formed ORBCOMM Investment Corporation, a Delaware corporation, as an unrestricted subsidiary for the purpose of making strategic investments in existing and prospective international service licensees, other service distributors and various third parties. In April 1999, the Company and ORBCOMM Enterprises Corporation, a Delaware corporation and wholly owned subsidiary of the Company, formed ORBCOMM Enterprises, L.P., a Delaware limited partnership ("ORBCOMM Enterprises"), as an unrestricted subsidiary of the Company for the purpose of marketing and distributing the Company's monitoring, tracking and messaging services to customers and developing applications with respect thereto.

  The ORBCOMM System Description

     ORBCOMM was formed to develop, construct, operate and market the ORBCOMM System. The space assets currently consist of a constellation of 35 in-orbit satellites, 26 of which were in commercial service at December 31, 1999. The ground and control assets consist of gateways strategically located throughout the world and the facilities to monitor and manage all network elements. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber assets consist of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). Orbital Communications has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States resides with entities who become international licensees. In January 2000, Orbital Communications agreed to transfer to ORBCOMM the FCC licenses held by Orbital Communications with respect to the ORBCOMM System upon the occurrence of certain events (see note 13).

                              ORBCOMM GLOBAL, L.P.

(1)  NATURE OF OPERATIONS -- (CONTINUED)
  Risks and Uncertainties

     The Company's operations are subject to certain risks and uncertainties that are inherent in satellite communication companies. The Company expects to have continuing losses for the next several quarters and is dependent upon additional financing to fund operations, complete construction of additional system capacity and to further develop its marketing infrastructure. While it is not contractually required to do so, Teleglobe, through Teleglobe Mobile, is currently funding the Company's operations. The Company expects to fund its capital requirements through, among other sources, additional contributions or loans from Teleglobe or another partner, other equity or debt financings in the public or private markets or operating lease arrangements, or some combination thereof.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company emerged from its development stage in the fourth quarter of 1999. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. These statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventory

     Inventory is stated at the lower of cost, determined on the specific identification basis, or market and primarily represents subscriber units available for sale to customers.

  Depreciation and Recoverability of Long-Lived Assets

     The Company depreciates its operational assets over the estimated economic useful life using the straight-line method as follows:

                Space Segment Assets:                          generally 8 years
                Ground Segment Assets:                         3 to 10 years
                Other Property, Plant and Equipment:           generally 5 years

     The Company's policy is to review its long-lived assets, including its Mobile Communications Satellite System, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the sum of the expected future cash flows is less than the carrying amount of the assets. With regard to satellites, the Company

                              ORBCOMM GLOBAL, L.P.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) recognizes impairment losses on a satellite-by-satellite basis. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Given the inherent technical and commercial risks within the space communications industry, it is possible that the Company's current estimate for recovery of the carrying amount of its assets may change.

  Other Assets

     Other assets principally consist of deferred debt issuance costs. These costs are amortized over the term of the related debt and such amortization is reported as a component of interest expense and other financial charges.

  Investments in Affiliates

     The Company uses the equity method of accounting for its investments in and earnings of affiliates in which the Company has the ability to exercise significant influence over, but does not control, such affiliates' operations. In accordance with the equity method of accounting, the Company's carrying amount of an investment in an affiliate is initially recorded at cost, and is increased to reflect its share of the affiliate's income and reduced to reflect its share of the affiliate's losses. The Company's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, the affiliate. Investments in which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method of accounting.

     Prior to the merger in January 2000 described in note 13 and pursuant to the terms of the relevant partnership agreements: (i) Teleglobe Mobile controlled the operational and financial affairs of ORBCOMM International; and
(ii) Orbital Communications controlled the operational and financial affairs of ORBCOMM USA. Since the Company was unable to control, but was able to exercise significant influence over, ORBCOMM International's and ORBCOMM USA's operating and financial policies, the Company accounted for its investments in ORBCOMM International and ORBCOMM USA using the equity method of accounting.

     Each year, the Company reviews the underlying value of its investments by comparing their carrying amount to their net recoverable amount. The determination of the net recoverable amount consists of evaluating forecasted income and cash flows. Any permanent impairment of such value would be written off to expense.

  Goodwill

     In 1998, the Company acquired the assets of Dolphin Software Systems, Inc. ("Dolphin"). Goodwill, which represents the excess of costs over the fair value of identifiable assets acquired from Dolphin, is amortized on a straight-line basis over 10 years.

     Each year, the Company reviews the underlying value of its goodwill by comparing its carrying amount to its net recoverable amount. The determination of the net recoverable amount consists of evaluating forecasted income and cash flows. Any permanent impairment of such value would be written off to expense.

  Partners' Capital

     As of December 31, 1999, Teleglobe Mobile and Orbital Communications were both general and limited partners in the Company and each partner's limited and general partner accounts were combined into one

                              ORBCOMM GLOBAL, L.P.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) single capital account and presented as such in the consolidated balance sheets and consolidated statements of partners' capital. Subsequent to year end, the Company's partnership agreement was amended (see note 13).

  Revenue Recognition

     Revenues from product sales are generally recognized when products are shipped or when customers have accepted the products, depending on contractual terms. Service revenues are generally recognized when services are rendered. License fees from service license or similar agreements are generally accounted for as deferred revenues and recognized ratably over the term of the agreements.

  Foreign Currency Translation

     The Company has determined the functional currency of its Canadian subsidiary, Dolphin Software Services ULC ("DSS"), to be the U.S. dollar. Consequently, DSS's financial statements are remeasured into U.S. dollars on the following basis:

     -- monetary assets and liabilities are remeasured at the current exchange rate;

     -- all non-monetary items that reflect prices from past transactions are remeasured using historical exchange rates, while all non-monetary items that reflect prices from current transactions are remeasured using the current exchange rate; and

     -- revenues and expenses are remeasured at the average exchange rates prevailing at the time the transactions occurred, except those expenses related to non-monetary items, which are remeasured at historical exchange rates.

     Exchange gains/losses resulting from the remeasurement process are reported on the consolidated statements of operations under "Interest expense and other financial charges."

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded by the Company within the accompanying consolidated financial statements.

  Stock Based Compensation

     ORBCOMM and its subsidiary, Dolphin Information Services, Inc. ("DIS"), account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and provide pro forma net income (loss) data for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. ORBCOMM and DIS elected to continue to apply the provisions of APB 25 and to provide the pro forma disclosure in accordance with the provisions of SFAS No. 123.

  Segment Information

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about

                              ORBCOMM GLOBAL, L.P.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) products and services, geographic areas and major customers. The Company's revenues are primarily derived from customers in the United States. The Company's operations for 1999 and 1998 constitute a single segment.

  Comprehensive Income

     As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive loss consists of net loss, net holding gains on sale of investments and currency translation adjustments and is presented in the consolidated statements of operations and comprehensive loss. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior years' consolidated financial statements have been reclassified to conform with the requirements of SFAS No. 130.

  Reclassification of Prior Years' Balances

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

(3)  INVESTMENTS

     As of December 31, 1998, the Company had $390,000 of investments classified as "held-to-maturity" U.S. Treasury notes that matured within one year (none as of December 31, 1999). The fair value of these investments approximated carrying value.

(4)  MOBILE COMMUNICATIONS SATELLITE SYSTEM AND OTHER PROPERTY, PLANT AND
EQUIPMENT

     The Mobile Communications Satellite System and other Property, Plant and Equipment consist of the following assets:

                                                            DECEMBER 31,
                                                           (IN THOUSANDS)
                                                       -----------------------
                                                         1999           1998
                                                       --------       --------
Space Segment Assets.................................  $350,771       $289,414
Ground Segment Assets................................    50,064         51,141
Other Property, Plant and Equipment..................    16,841         11,985
                                                       --------       --------
Total................................................   417,676        352,540
Less accumulated depreciation........................   (71,634)       (24,594)
                                                       --------       --------
Total, net...........................................  $346,042       $327,946
                                                       ========       ========

     During construction of the Mobile Communications Satellite System, the Company is capitalizing substantially all construction costs. The Company also is capitalizing the portion of the engineering direct labor costs that relates to hardware and system design and development and coding of the software products that enhance the operation of the Mobile Communications Satellite System. For the years ended December 31, 1999, 1998, and 1997, $559,000, $5,041,000 and $4,641,000, respectively, of such costs have been capitalized. For the years ended December 31, 1998 and 1997, total interest costs were $24,550,000 and $24,060,000, respectively, of which $22,573,000 and $24,060,000 have been capitalized as a part of the historical cost of the Mobile Communications Satellite System. For the year ended December 31, 1999, total interest costs were $24,784,000, none of which was capitalized. Capitalization of engineering expenses was

                              ORBCOMM GLOBAL, L.P.

(4) MOBILE COMMUNICATIONS SATELLITE SYSTEM AND OTHER PROPERTY, PLANT AND EQUIPMENT -- (CONTINUED) lower in 1999 versus 1998 and 1997 as a result of the November 1998 launch of full commercial service of the ORBCOMM System in the United States and Canada, at which time the Company also stopped capitalizing interest costs related to the ORBCOMM System.

(5)  LONG-TERM DEBT

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile and Orbital Communications, and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the merger described in note 13. The guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The Indenture governing the Notes contains certain financial covenants providing for, among other things, limitations on payments and cash transfers between the credit parties and Teleglobe and Orbital, limitations on transactions between ORBCOMM and its affiliates, limitations on the incurrence of additional indebtedness and restrictions on the sale of ORBCOMM's assets. The Indenture also imposes limitations governing the conduct of ORBCOMM's business and creates restrictions relating to ORBCOMM's investment activities. In management's opinion, there have been no events which would cause ORBCOMM to be out of compliance with any of the covenants set forth in the Indenture.

     On the closing of the Old Notes, ORBCOMM used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and the Notes through August 15, 1998. All of this investment portfolio was used to pay semi-annual interest that was due on the Notes in 1997 and 1998.

     The Company also had a $5,000,000 secured note with a financial institution of which $1,190,000 was outstanding as the current portion of long-term debt as of December 31, 1998 (none as of December 31, 1999). The note bore interest at a rate of 9.2% per annum, was secured by equipment located at certain of the U.S. gateway Earth stations and the network control center and was guaranteed by Orbital.

(6)  RELATED PARTY TRANSACTIONS

     The Company paid Orbital $537,000, $5,641,000 and $41,843,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Payments were made for work performed pursuant to the ORBCOMM System Design, Development, and Operations Agreement, the ORBCOMM System Procurement Agreement (the "Procurement Agreement") and the Administrative Services Agreement (for provision of ongoing administrative support to the Company). Additionally, as of December 31, 1999, Orbital had deferred invoicing $91,300,000 under the Company's 1995 and 1999 procurement agreements with Orbital ($50,800,000 was deferred under the 1995 procurement agreement as of December 31, 1998). As of December 31, 1999, the Company also accrued an additional $16,213,000 under the 1995 procurement agreement. In January 2000, the Company agreed to repayment terms for the deferred invoicing amounts (see note 13).

     In May 1999, ORBCOMM USA transferred approximately $700,000 of its product development assets associated with the marketing and distribution of the Company's monitoring, tracking and messaging services

                              ORBCOMM GLOBAL, L.P.

(6) RELATED PARTY TRANSACTIONS -- (CONTINUED) and associated applications to ORBCOMM Enterprises, an entity formed by the Company to distribute value-added products and services using the ORBCOMM System.

     The Company paid ORBCOMM Canada Inc., a majority owned subsidiary of Teleglobe, $494,000 and $216,300 for the years ended December 31, 1999 and 1998, respectively, pursuant to a consulting agreement dated March 18, 1998, in consideration for services provided by employees of ORBCOMM Canada.

     The Company sold an aggregate of $1,212,000, $1,008,000 and $487,000 of products to ORBCOMM USA and ORBCOMM International for the years ended December 31, 1999, 1998 and 1997, respectively.

     Effective January 1, 1999, the Company commenced allocating to ORBCOMM USA and ORBCOMM International their respective share of expenses incurred by the Company on behalf of ORBCOMM USA and ORBCOMM International. For the year ended December 31, 1999, the Company allocated to ORBCOMM USA and ORBCOMM International $8,944,000 of expenses (none for the years ended December 31, 1998 and 1997).

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, investments, receivables, prepaid expenses and accounts payable and accrued liabilities approximates fair value since all such instruments are short-term in nature. Fair value for the Company's long-term debt is determined based on quoted market rates. The table below compares the carrying and the fair value of the Company's long-term debt as of December 31, 1999 and 1998.

                                                DECEMBER 31, 1999       DECEMBER 31, 1998
                                                 (IN THOUSANDS)          (IN THOUSANDS)
                                              ---------------------   ---------------------
                                              CARRYING                CARRYING
                                               AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                              --------   ----------   --------   ----------
Long-term debt..............................  $170,000    $115,600    $170,000    $175,100

(8)  STOCK OPTION PLAN

     During the second quarter of 1999, the Company and ORBCOMM Corporation, a Delaware corporation and wholly owned subsidiary of the Company (the "Corporation"), adopted The Amended and Restated 1999 Equity Plan of ORBCOMM Corporation and ORBCOMM Global, L.P. (the "Equity Plan"). The Equity Plan provides for grants of incentive or non-qualified stock options to purchase common stock of the Corporation to officers, employees, consultants and independent directors of the Corporation and its affiliates and to officers, employees and consultants of the Company. Under the terms of the Equity Plan, incentive or non-qualified stock options may not be granted at less than 100% of the fair market value at the date of grant. The options vest at a rate set forth in each individual option agreement, generally in full three years from the date of grant, subject to acceleration under certain conditions.

     In 1999, options to acquire 709,325 shares of the Corporation's common stock were granted under the Equity Plan, of which 65,375 were subsequently cancelled as of December 31, 1999. All of these options have been granted at an exercise price of $14.97, which price represented the fair market value of the Corporation's common stock on the date of grant. As of December 31, 1999, none of these options were exercisable and the weighted average remaining contractual life of these options was 9.67 years.

     In 1998, DIS adopted the Dolphin Information Services, Inc. 1998 Stock Option Plan (the "DIS Plan"). The DIS Plan provides for grants of incentive or non-qualified stock options to purchase DIS common stock to officers, employees and outside directors of DIS, the Company and their respective affiliates. Under the terms of the DIS Plan, incentive stock options may not be granted at less than 100% of the fair market value of DIS

                              ORBCOMM GLOBAL, L.P.

(8)  STOCK OPTION PLAN -- (CONTINUED)
common stock at the date of grant and non-qualified stock options may not be granted at less than 85% of the fair market value of DIS common stock at the date of grant. The options vest at a rate set forth in each individual option agreement, generally in full three years from the date of grant, subject to acceleration under certain conditions.

     The following table summarizes information regarding options under the DIS
Plan:

                                                               NUMBER     OPTION PRICE
                                                              OF SHARES    PER SHARE
                                                              ---------   ------------
Granted.....................................................  1,372,500      $0.08
Cancelled...................................................   (135,000)     $0.08
                                                              ---------
Outstanding as of December 31, 1998.........................  1,237,500      $0.08
Granted.....................................................    278,000      $1.00
                                                              ---------
Outstanding as of December 31, 1999.........................  1,515,500   $0.08-$1.00
                                                              =========

     As of December 31, 1999 and 1998, all stock options had been granted at the fair market value of DIS's common stock on the date of grant and none were exercisable. The weighted average remaining contractual life of the outstanding stock options was 8.98 years and 9.75 years as of December 31, 1999 and 1998, respectively.

(9)  STOCK BASED COMPENSATION

     The Company uses the Black-Scholes option-pricing model to determine the pro forma impact of stock option grants under SFAS No. 123 on the Company's net loss. The model uses certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted.

     This information and the assumptions used for 1999 and 1998 for the Equity Plan and the DIS Plan are summarized as follows:

                                                                       WEIGHTED-AVERAGE
                                                                          FAIR VALUE
                                            ADDITIONAL SHARES         PER SHARE AT GRANT      RISK-FREE
                                      AVAILABLE AS OF DECEMBER 31,           DATE           INTEREST RATE
                                      -----------------------------   ------------------   ---------------
                                         1999              1998        1999        1998    1999       1998
                                      -----------       -----------   ------       -----   ----       ----
ORBCOMM.............................     856,050               N/A    $14.97         N/A   5.61%       N/A
DIS.................................   1,484,500         1,762,500    $ 0.25       $0.08   5.61%      4.22%

     The assumed volatility, dividend yield and average expected life was 30%, zero percent and 4.5 years, respectively, for both plans for the year ended December 31, 1999 and was 30%, zero percent and 4.5 years, respectively, for the DIS Plan for the year ended December 31, 1998.

     Had the Company determined compensation cost based on the fair value at the grant date for the stock options in accordance with the fair value method prescribed by SFAS No. 123, the Company's net loss would have been $144,795,000 and $69,628,000 for the years ended December 31, 1999 and 1998, respectively.

(10)  EMPLOYEE SAVINGS PLAN

     The Company maintains the ORBCOMM Retirement Savings Plan (the "Plan"), which is a 401(k) profit sharing plan. All U.S. employees who are scheduled to work 1,000 hours in a consecutive 12-month

                              ORBCOMM GLOBAL, L.P.

(10)  EMPLOYEE SAVINGS PLAN -- (CONTINUED)
period are eligible to participate in the Plan on their dates of employment. Employees may contribute 15% of eligible compensation to the Plan and the Company matches 100% of the amount contributed by each employee up to 4% of such compensation. In addition, the Plan contains a discretionary contribution component, pursuant to which the Company may make an additional annual contribution to the Plan. As of December 31, 1999, Company contributions vested over a five-year period from the employee's date of employment. Subsequent to year end 1999, the vesting period was shortened to three years.

     Company contributions (both the Company match and the annual discretionary contribution) for the years ended December 31, 1999, 1998 and 1997 were $1,227,000, $1,127,000 and $765,000, respectively.

(11) COMMITMENTS AND CONTINGENCIES

  1999 Procurement Agreement

     In 1999, the Company entered into a procurement agreement with Orbital, as amended, under which the Company will purchase, among other things, 11 additional satellites, two satellite propulsion rings and two separate Pegasus launch vehicles at a total cost not to exceed $93,000,000. The Company's remaining obligation under this agreement is approximately $77,000,000.

  Lease Commitments

     The Company leases facilities and equipment under agreements classified as operating leases. Rental expense for 1999, 1998 and 1997 amounted to $2,227,000, $2,074,000 and $951,000, respectively, of which $815,000, $939,000 and $825,000, respectively, represents rental expense charged to the Company by Orbital as part of the Administrative Services Agreement. The future minimum rental payments under non-cancelable operating leases are as follows:

                          PERIODS                             IN THOUSANDS
                          -------                             ------------
2000........................................................     $2,179
2001........................................................      2,202
2002........................................................      2,096
2003........................................................        919
2004........................................................        526
Thereafter..................................................          0
                                                                 ------
  Total minimum lease commitments...........................     $7,922
                                                                 ======

  Contingencies

     From time to time, the Company is involved in claims from licensees or potential licensees. In management's opinion, there will be no material adverse impact on the financial condition or results of operations of the Company as a result of such claims.

                              ORBCOMM GLOBAL, L.P.

(12)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              (IN THOUSANDS)
                                           -----------------------------------------------------
                                            FIRST      SECOND     THIRD      FOURTH      TOTAL
                                           --------   --------   --------   --------   ---------
1999
Total revenues...........................  $    514   $    550   $    719   $    989   $   2,772
Operating expenses (including
  depreciation)..........................    25,030     30,588     30,044     33,144     118,806
                                           --------   --------   --------   --------   ---------
Loss from operations.....................   (24,516)   (30,038)   (29,325)   (32,155)   (116,034)
Interest income (expense), net...........    (6,403)    (6,580)    (6,331)    (6,217)    (25,531)
Equity in net income (losses) of
  affiliates.............................    (2,857)     2,348     (1,388)    (1,086)     (2,983)
                                           --------   --------   --------   --------   ---------
Net loss.................................  $(33,776)  $(34,270)  $(37,044)  $(39,458)  $(144,548)
                                           ========   ========   ========   ========   =========
1998
Total revenues...........................  $    220   $    507   $    197   $    338   $   1,262
Operating expenses (including
  depreciation)..........................     9,076     16,507     18,739     19,936      64,258
                                           --------   --------   --------   --------   ---------
Loss from operations.....................    (8,856)   (16,000)   (18,542)   (19,598)    (62,996)
Interest income (expense), net...........       218        143        120     (2,381)     (1,900)
Equity in net losses of affiliates.......    (2,008)    (1,225)      (818)      (681)     (4,732)
                                           --------   --------   --------   --------   ---------
Net loss.................................  $(10,646)  $(17,082)  $(19,240)  $(22,660)  $ (69,628)
                                           ========   ========   ========   ========   =========

(13)  SUBSEQUENT EVENTS

     Effective as of January 1, 2000, ORBCOMM entered into an agreement with Teleglobe, Orbital, Teleglobe Mobile and Orbital Communications pursuant to which:

     - Teleglobe Mobile became the Company's sole general partner and majority owner, with an interest of approximately 64% as of January 1, 2000;

     - Orbital Communications remained a limited partner, with a minority ownership interest of approximately 36% as of January 1, 2000;

     - the Company made arrangements to settle $91,300,000 of deferred invoiced amounts owed to Orbital; and

     - Teleglobe agreed to sell to the Company the business of ORBCOMM Canada, ORBCOMM's international licensee for Canada, and Orbital agreed to sell to the Company the assets of its GEMtrac division, which ORBCOMM has operated since March 1999.

     Additionally, Orbital Communications agreed to file an application with the FCC to transfer to the Company the FCC licenses held by Orbital Communications with respect to the ORBCOMM System if an aggregate of $75,000,000 in additional capital contributions or similar equity investments has been made to the Company by any entity after January 1, 2000.

     On January 26, 2000, each of Orbital Communications and Teleglobe Mobile contributed to the Company its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively (the "Merger"). As a result of the Merger, these companies ceased doing business as separate entities and the Company assumed their business operations.

     The $91,300,000 of deferred invoiced amounts have been or will be settled as follows:

     - On January 26, 2000, ORBCOMM paid $41,460,000 to Orbital. The funds for this payment came from an equity contribution made in ORBCOMM on that date by Teleglobe Mobile.

                              ORBCOMM GLOBAL, L.P.

(13)  SUBSEQUENT EVENTS -- (CONTINUED)
     - In March 2000, Orbital is to invoice ORBCOMM $33,082,000 and simultaneously assign such invoice to Orbital Communications. Orbital Communications will request ORBCOMM to convert the full amount of this invoice into a contribution to Orbital Communications' partnership interests in ORBCOMM.

     - The remaining $16,758,000, together with accrued interest, is to be paid by ORBCOMM to Orbital 50% on each of March 31, 2001 and June 30, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders
  Orbital Imaging Corporation

     In our opinion, the accompanying balance sheet as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Orbital Imaging Corporation and its subsidiary at December 31, 1999, and the results of their operations and their cash flows for the year then ended conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

March 24, 2000
McLean, Virginia

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Orbital Imaging Corporation:

     We have audited the accompanying balance sheet of Orbital Imaging Corporation ("ORBIMAGE") as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of ORBIMAGE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbital Imaging Corporation as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note 3, the accompanying balance sheet as of December 31, 1998 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended have been restated.

                                          KPMG LLP

Washington, D.C.
January 22, 1999, except for the second paragraph of
Note 3 which is as of March 23, 2000

                          ORBITAL IMAGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1998        1999
                                                              ----------   --------
                                                              (RESTATED)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 25,082    $  4,855
  Available-for-sale securities, at fair value..............     34,401      32,407
  Restricted held-to-maturity securities, at amortized
     cost...................................................     16,724      12,932
  Receivables and other current assets, net of allowances of
     $165 and $80, respectively.............................      2,291       5,525
                                                               --------    --------
          Total current assets..............................     78,498      55,719
Restricted held-to-maturity securities, at amortized cost...      8,201          --
Property, plant and equipment, at cost, less accumulated
  depreciation of $7,630 and $10,841, respectively..........     15,956      31,937
Satellites and related rights, at cost, less accumulated
  depreciation and amortization of $22,367 and $30,973,
  respectively..............................................    196,709     261,622
Other assets................................................      8,714      10,560
                                                               --------    --------
          TOTAL ASSETS......................................   $308,078    $359,838
                                                               ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................   $ 16,879    $ 14,341
  Current portion of deferred revenue.......................      8,522       9,277
  Deferred tax liabilities..................................        580          --
                                                               --------    --------
          Total current liabilities.........................     25,981      23,618
Senior notes................................................    142,622     214,575
Deferred revenue, net of current portion....................     23,698      15,334
Deferred tax liabilities....................................      3,216          77
Capitalized lease obligation, net of current portion........        108          --
                                                               --------    --------
          TOTAL LIABILITIES.................................    195,625     253,604
Preferred stock subject to repurchase, par value $0.01;
  10,000,000 shares authorized; Series A 12% cumulative
  convertible, 2,000,000 shares authorized, 687,576 and
  772,561 shares issued and outstanding, respectively
  (liquidation value of $70,133 and $78,801,
  respectively).............................................     78,489      91,563
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01; 75,000,000 shares
     authorized; 25,214,000 shares issued and outstanding...        252         252
  Additional paid-in-capital................................     86,782      87,285
  Accumulated deficit.......................................    (53,070)    (72,866)
                                                               --------    --------
          Total stockholders' equity........................     33,964      14,671
                                                               --------    --------
          TOTAL.............................................   $308,078    $359,838
                                                               ========    ========

          See accompanying notes to consolidated financial statements.

                          ORBITAL IMAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1997          1998          1999
                                                        -----------   -----------   -----------
                                                                      (RESTATED)
Revenues..............................................  $     2,062   $    11,663   $    18,587
Direct expenses.......................................        6,312        15,215        21,212
                                                        -----------   -----------   -----------
Gross loss............................................       (4,250)       (3,552)       (2,625)
Selling, general and administrative expenses..........        2,845         7,328        10,362
                                                        -----------   -----------   -----------
Loss from operations..................................       (7,095)      (10,880)      (12,987)
Interest income, net of interest expense of $4,790 and
  $1,684 in 1998 and 1999, respectively...............        1,261         1,915         2,636
                                                        -----------   -----------   -----------
Loss before benefit for income taxes..................       (5,834)       (8,965)      (10,351)
Benefit for income taxes..............................       (1,752)       (3,286)       (3,629)
                                                        -----------   -----------   -----------
Net loss..............................................  $    (4,082)  $    (5,679)  $    (6,722)
                                                        ===========   ===========   ===========
Loss per common share -- basic and diluted(1).........  $     (0.42)  $     (1.05)  $     (0.79)
Loss available to common stockholders.................  $    (6,890)  $   (26,538)  $   (19,796)
Weighted average shares outstanding -- basic and
  diluted(1)..........................................   16,431,854    25,214,000    25,214,000

---------------
(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented.

          See accompanying notes to consolidated financial statements.

                          ORBITAL IMAGING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                COMMON STOCK       ADDITIONAL
                                             -------------------    PAID-IN     ACCUMULATED
                                               SHARES     AMOUNT    CAPITAL       DEFICIT      TOTAL
                                             ----------   ------   ----------   -----------   -------
BALANCE AS OF DECEMBER 31, 1996............          --    $ --     $45,921      $(19,642)    $26,279
Shares issued to Orbital...................  25,200,000     252      31,066            --      31,318
Shares issued to director..................      14,000      --          50            --          50
Preferred stock dividends..................          --      --          --        (2,808)     (2,808)
Tax-sharing charge.........................          --      --      (1,752)           --      (1,752)
Net loss...................................          --      --          --        (4,082)     (4,082)
                                             ----------    ----     -------      --------     -------
BALANCE AS OF DECEMBER 31, 1997............  25,214,000     252      75,285       (26,532)     49,005
Common stock warrants issued, net..........          --      --       7,594            --       7,594
Deemed dividends on issuance of preferred
  stock subject to repurchase..............          --      --          --        (9,975)     (9,975)
Issuance of compensatory stock options.....          --      --         323            --         323
Preferred stock dividends..................          --      --          --       (10,884)    (10,884)
Capital contributed........................          --      --       3,580            --       3,580
Net loss...................................          --      --          --        (5,679)     (5,679)
                                             ----------    ----     -------      --------     -------
BALANCE AS OF DECEMBER 31, 1998
  (RESTATED)...............................  25,214,000     252      86,782       (53,070)     33,964
Issuance of stock options..................          --      --         413            --         413
Capital contributed........................          --      --          90            --          90
Preferred stock dividends..................          --      --          --       (13,074)    (13,074)
Net loss...................................          --      --          --        (6,722)     (6,722)
                                             ----------    ----     -------      --------     -------
BALANCE AS OF DECEMBER 31, 1999............  25,214,000    $252     $87,285      $(72,866)    $14,671
                                             ==========    ====     =======      ========     =======

          See accompanying notes to consolidated financial statements.

                          ORBITAL IMAGING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997         1998        1999
                                                              ---------   ----------   --------
                                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $  (4,082)  $  (5,679)   $ (6,722)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
     PROVIDED BY OPERATING ACTIVITIES:
     Depreciation, amortization and other...................      5,541      12,857      14,258
     Deferred tax benefit...................................     (1,752)     (3,286)     (3,629)
  CHANGES IN ASSETS AND LIABILITIES:
     Increase in receivables and other current assets.......        (84)       (700)     (4,502)
     (Increase) decrease in other assets....................        371        (532)        357
     Increase (decrease) in accounts payable and accrued
       expenses.............................................      4,335      12,370      (2,686)
     Increase (decrease) in deferred revenue................      2,005      (5,172)     (7,609)
                                                              ---------   ---------    --------
          NET CASH (USED IN) PROVIDED BY OPERATING
            ACTIVITIES......................................      6,334       9,858     (10,533)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (49,029)   (108,533)    (92,388)
  Purchases of restricted held-to-maturity securities.......         --     (32,185)     (7,306)
  Purchases of available-for-sale securities................   (115,751)   (119,783)    (53,698)
  Maturities of restricted held-to-maturity securities......         --       7,568      19,691
  Maturities of available-for-sale securities...............    102,442      60,905      38,362
  Sales of available-for-sale securities....................      1,972      35,818      17,671
  Payment for business acquisition..........................         --      (5,000)         --
                                                              ---------   ---------    --------
          NET CASH USED IN INVESTING ACTIVITIES.............    (60,366)   (161,210)    (77,668)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term obligations.......         --     136,682      68,082
  Repayment of capitalized lease obligation.................         --          --        (108)
  Net proceeds from issuance of common stock warrants.......         --       7,594          --
  Net proceeds from issuance of preferred stock subject to
     repurchase.............................................     33,547      21,275          --
  Net proceeds from issuance of common stock................     31,368          --          --
                                                              ---------   ---------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........     64,915     165,551      67,974
                                                              ---------   ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     10,883      14,199     (20,227)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................         --      10,883      25,082
                                                              ---------   ---------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  10,883   $  25,082    $  4,855
                                                              =========   =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $      --   $   9,009    $ 20,582
                                                              =========   =========    ========
NON-CASH ITEMS:
  Preferred stock dividends.................................  $   2,808   $  10,884    $ 13,074
  Deemed dividend on issuance of preferred stock subject to
     repurchase.............................................         --       9,975          --
  Capital contributed -- tax basis adjustment...............         --       3,580          90
  Capitalized compensatory stock options....................         --         119         174
  Capitalized lease obligation..............................         --         223          --

          See accompanying notes to consolidated financial statements.

                          ORBITAL IMAGING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  RELATIONSHIP WITH ORBITAL

     In 1991, the ORBIMAGE operating division of Orbital Sciences Corporation ("Orbital") was established to manage the development of remote imaging satellites which would collect, process and distribute digital imagery of land areas, oceans and the atmosphere. In 1992, Orbital Imaging Corporation ("ORBIMAGE") was incorporated in Delaware as a wholly owned subsidiary of Orbital. On May 8, 1997 and July 3, 1997, ORBIMAGE issued preferred stock to private investors to fund a significant portion of the remaining costs of existing projects (the "Private Placement"). Orbital also purchased additional common stock, bringing its total common equity investment to approximately $91.5 million. Also on May 8, 1997, ORBIMAGE executed certain contracts with Orbital whereby all assets and liabilities of Orbital's operating division, ORBIMAGE, were sold to ORBIMAGE at the historical cost. Accordingly, the accompanying financial statements incorporate the historical accounts and operations of the operating division prior to May 8, 1997, as predecessor financial statements of ORBIMAGE.

     ORBIMAGE has four contracts with Orbital: (i) the ORBIMAGE System Procurement Agreement dated November 18, 1996, as amended (the "System Procurement Agreement"), (ii) the OrbView-2 License Agreement dated May 8, 1997 (the "OrbView-2 License"), (iii) the Amended and Restated Administrative Services Agreement dated May 8, 1997 (the "Administrative Services Agreement"), and (iv) the Stock Purchase Agreement dated October 26, 1999, as amended (the "Stock Purchase Agreement").

     Under the System Procurement Agreement, ORBIMAGE purchased (i) the OrbView-1 satellite, (ii) an exclusive license entitling ORBIMAGE to all of the economic rights and benefits of the OrbView-2 satellite, (iii) the OrbView-3 satellite and launch service, (iv) the OrbView-4 satellite and launch service and (v) the ground system assets used to command and control the satellites as well as receive and process imagery. Pursuant to the System Procurement Agreement through December 31, 1999, ORBIMAGE has committed to purchase various satellites, rights and ground systems for approximately $279.9 million, net of $31.0 million which will be funded by the U.S. Air Force through a contract with Orbital. ORBIMAGE incurred costs of approximately $47.6 million, $94.3 million and $33.0 million for the years ended December 31, 1997, 1998 and 1999, respectively, under the System Procurement Agreement. As of December 31, 1999, ORBIMAGE has remaining commitments under the System Procurement Agreement of $22.4 million, net of $31.0 million, which will be funded by the U.S. Air Force through a contract with Orbital. In March 2000, the System Procurement Agreement was amended to increase the cost of the OrbView-3 and OrbView-4 satellites by $14 million. In exchange for permitting ORBIMAGE to pay this cost increase in the form of post-launch, on-orbit incentives, the Stock Purchase Agreement was amended to reduce Orbital's stock purchase commitment to $12.5 million from $25.0 million.

     Under the OrbView-2 License Agreement, Orbital has granted an exclusive worldwide license to ORBIMAGE to use and sell OrbView-2 imagery. Pursuant to the terms of the OrbView-2 License Agreement, Orbital has assigned to ORBIMAGE all amounts that are due or become due to Orbital under a contract Orbital has with NASA to deliver OrbView-2 imagery, and ORBIMAGE has sole responsibility for operating and controlling the satellite.

     Under the Administrative Services Agreement, ORBIMAGE is reimbursing Orbital for management, accounting, legal, financial services, office space and other administrative services, as well as certain direct and indirect operating services provided by Orbital. ORBIMAGE incurred costs of approximately $3.2 million, $2.7 million and $2.1 million for the years ended December 31, 1997, 1998 and 1999, respectively, under the Administrative Services Agreement. The term of the Administrative Services Agreement is expected to terminate on or before December 31, 2001.

     Under the Stock Purchase Agreement, Orbital was originally required to purchase up to 2,500,000 shares of common stock for a price of $10 per share in minimum $5.0 million increments whenever ORBIMAGE's aggregate balance of cash, cash equivalents and available-for-sale securities falls below $10.0 million. In

                          ORBITAL IMAGING CORPORATION

(1)  RELATIONSHIP WITH ORBITAL -- (CONTINUED)
March 2000, in connection with the March 2000 amendment to the System Procurement Agreement, the Stock Purchase Agreement was amended to reduce the number of shares required to be purchased by Orbital to 1,250,000 from 2,500,000 shares, although that number may increase in the event of certain delays in the launch of OrbView-4.

     ORBIMAGE has also entered into an agreement with Orbital and MacDonald, Dettwiler and Associates Ltd. ("MDA"), a Canadian subsidiary of Orbital, under which ORBIMAGE has acquired the exclusive worldwide distribution rights for the RadarSat-2 satellite imagery (the "RadarSat-2 License"). Under the RadarSat-2 License, MDA will own and operate the RadarSat-2 satellite, and MDA will provide operations, data reception, processing, archiving and distribution services to ORBIMAGE. ORBIMAGE's acquisition of the RadarSat-2 License will cost $60.0 million, of which $30.0 million was paid in 1999. Approximately $140.0 million of RadarSat-2's $200 million estimated total cost will be funded by the Canadian Space Agency through a contract with Orbital and MDA. The remaining payments will not exceed $15.0 million in 2001; $10.0 million in 2002; and $5.0 million upon the successful on-orbit checkout of RadarSat-2.

     Amounts due to Orbital of $9.2 million and $0.6 million as of December 31, 1998 and 1999, respectively, were included in accounts payable and accrued expenses.

     For the year ended December 31, 1999, ORBIMAGE recorded revenue of $0.5 million on contracts with Orbital.

     Two ORBIMAGE directors are also directors of Orbital, and one of ORBIMAGE's officers is also an employee of Orbital.

(2)  NATURE OF OPERATIONS

     The OrbView-1 satellite was launched in 1995 and provides severe weather and atmospheric images, including global lightning information and measurements used in analyzing atmospheric temperature information. The OrbView-2 satellite was launched on August 1, 1997, and completed its on-orbit checkout in October 1997. ORBIMAGE recognized revenues related to the OrbView-2 satellite of $1.3 million, $9.1 million and $10.5 million for the years ended December 31, 1997, 1998 and 1999, respectively. The OrbView-4 satellite is currently scheduled to be launched in the first quarter of 2001 and will provide one-meter panchromatic and four-meter multispectral imagery of the Earth. The OrbView-3 satellite will provide one-meter panchromatic, four-meter multispectral and eight-meter hyperspectral imagery of the Earth and is currently expected to be launched in the second quarter of 2001. The imagery provided by both OrbView-3 and OrbView-4 will have a broad range of applications for U.S. and foreign national security and many commercial and scientific markets. In 1998, ORBIMAGE acquired the RadarSat License. RadarSat-2 will provide high-resolution commercial radar imaging and is currently expected to be launched in the fourth quarter of 2002.

(3)  SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     In consultation with its new independent auditors retained in July 1999, the valuation of the warrants issued on February 25, 1998 in connection with the senior notes (Note 12) was restated from $9.0 million to $7.9 million based on an independent third party valuation, which resulted in reducing the debt discount and additional paid in capital. The Series A Preferred Stock sold on February 25, 1998 was deemed to have a

                          ORBITAL IMAGING CORPORATION

(3) SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) beneficial conversion feature totaling $10.0 million as a result of the difference between the common stock fair value based on an independent third party valuation and the conversion price of the preferred stock. This difference is a deemed dividend to the holders of the preferred stock. The preferred stock dividends paid in shares during 1998 were also deemed to have a beneficial conversion feature as a result of the difference between the conversion price of the preferred stock and the underlying value of the common stock. Additionally, the stock options issued to employees during 1998 were deemed to be compensatory based on the difference between the exercise price and the common stock fair value based on an independent third party valuation. As a result of these changes, ORBIMAGE's loss before income taxes, benefit for income taxes, net loss, preferred stock dividends, loss available to common stockholders and loss per common share basic and diluted were restated as follows for the year ended December 31, 1998 (in thousands, except per share data):

ORIGINALLY REPORTED:
  Loss before income taxes..................................  $ (8,831)
  Benefit for income taxes..................................    (3,312)
                                                              --------
  Net loss..................................................    (5,519)
  Preferred stock dividends.................................    (7,324)
                                                              --------
  Loss available to common stockholders.....................  $(12,843)
                                                              ========
  Loss per common share -- basic and diluted (1)............  $  (0.51)
                                                              ========
RESTATED:
  Loss before income taxes..................................  $ (8,965)
  Benefit for income taxes..................................    (3,286)
                                                              --------
  Net loss..................................................    (5,679)
  Preferred stock dividends.................................   (20,859)
                                                              --------
  Loss available to common stockholders.....................  $(26,538)
                                                              ========
  Loss per common share -- basic and diluted (1)............  $  (1.05)
                                                              ========

        -------------------------------
        (1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented.

  Principles of Consolidation

     The consolidated financial statements include the accounts of ORBIMAGE and, in 1999, its wholly owned subsidiary. All material intercompany transactions and accounts have been eliminated in consolidation.

  Revenue Recognition

     ORBIMAGE's principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require ORBIMAGE to provide imagery over the term of a multi-year sales contract. Accordingly, ORBIMAGE recognizes revenues on imagery contracts on a straight-line basis over the delivery term of the contract. Deferred revenue represents receipts in advance of the delivery of imagery.

     ORBIMAGE recognizes revenue on the contracts to construct OrbView-3 and OrbView-4 distributor ground stations using the percentage-of-completion method of accounting. Revenue on these contracts is recognized based on costs incurred in relation to total estimated costs. To the extent that estimated costs of

                          ORBITAL IMAGING CORPORATION

(3) SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

  Services Provided by Orbital

     A substantial part of ORBIMAGE's administrative services, including legal, accounting, human resources and purchasing is provided to ORBIMAGE at cost by Orbital. Such costs include both specifically identifiable services and certain pooled costs allocated by Orbital based on ORBIMAGE's proportional use. ORBIMAGE believes that the cost of these services, as provided for in the accompanying statements of operations, approximates the cost of similar services if obtained directly by ORBIMAGE.

  Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") requires companies to recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and provide pro forma net income (loss) disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied.

     ORBIMAGE has elected to continue to apply the provision of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 16). Compensation expense is recognized over the vesting period for stock option grants to employees that have market values in excess of the strike price. To the extent that ORBIMAGE grants stock options to non-employee consultants or advisors, ORBIMAGE records costs equal to the fair value of the options granted as of the measurement date as determined using a Black-Scholes model.

  Cash and Cash Equivalents

     ORBIMAGE considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Securities

     Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when ORBIMAGE has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The held-to-maturity securities are restricted by provisions of the senior notes. (See Note 12.)

     Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, and realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method.

     Securities with original maturities of more than three months, but not more than one year, are classified as current assets. Securities with original maturities of more than one year are classified as long-term assets.

                          ORBITAL IMAGING CORPORATION

(3)  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Financial Instruments

     The carrying amounts for ORBIMAGE's cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value. The fair values for securities (see Note 8) and senior notes (see Note 12) are based on quoted market prices.

     Two foreign distributors have issued letters of credit to ORBIMAGE as credit enhancements for the construction of regional distributor ground stations. One letter of credit has a face value of $13.5 million and expires on January 31, 2001 and the other letter of credit has a face value of $4.0 million and expires on May 4, 2001. The face values for the letters of credit approximate fair value.

     ORBIMAGE does not have any derivative financial instruments as of December 31, 1999, and believes that the interest rate risk associated with its senior notes and the market risk associated with its securities are not material to the results of operations of ORBIMAGE. The available-for-sale securities subject ORBIMAGE's financial position to interest rate risk.

  Satellites and Related Rights and Property, Plant and Equipment

     ORBIMAGE is purchasing the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the ground system assets pursuant to the System Procurement Agreement. ORBIMAGE is purchasing the RadarSat-2 License pursuant to a separate agreement with Orbital and MDA. ORBIMAGE is constructing the ORBIMAGE digital catalogue, a digital imagery catalogue and processing system, to support OrbView-2, OrbView-3 and OrbView-4 imagery processing and distribution. ORBIMAGE capitalizes certain direct and indirect costs incurred in the construction of the ORBIMAGE digital catalogue. Amortization of the capitalized costs begins when the assets are placed in service.

     ORBIMAGE capitalizes interest costs in connection with the construction of satellites, related ground system assets, and the ORBIMAGE digital catalogue. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service. For the years ended December 31, 1998 and 1999, capitalized interest totaled $10.9 million and $23.7 million, respectively. No interest was capitalized for the year ended December 31, 1997.

     Depreciation and amortization are provided using the straight-line method as follows:

Ground system assets                   8 years
Furniture and equipment                3 to 5 years
OrbView-1                              3 years
OrbView-2                              7 1/2 years
Leasehold improvements                 Shorter of estimated useful life of
                                       lease or lease term

  Income Taxes

     ORBIMAGE recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          ORBITAL IMAGING CORPORATION

(4)  BUSINESS ACQUISITION

     In 1998, ORBIMAGE acquired substantially all of the assets of TRIFID Corporation ("TRIFID") for $5.0 million. The acquisition was accounted for using the purchase method of accounting and resulted in excess of purchase price over net assets acquired of approximately $3.0 million, which is being amortized on a straight-line basis over ten years. The financial results of TRIFID have been included in ORBIMAGE's results since April 30, 1998.

     The following unaudited supplemental financial information presents ORBIMAGE's results of operations for the years ended December 31, 1997 and 1998, on a pro forma basis, as though the TRIFID acquisition were consummated on January 1, 1997 (in thousands, except share data):

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                            1997        1998
                                                           -------   ----------
                                                                     (RESTATED)
Revenues.................................................  $ 5,531    $12,486
Net loss.................................................   (4,213)    (5,681)
Loss per common share -- basic and diluted (1)...........  $ (0.43)   $ (1.05)

        -------------------------------
        (1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented.

(5)  EMPLOYEE BENEFIT PLAN

     In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, that supersedes the disclosure requirements of Statement No. 87, Employers' Accounting for Pensions, and Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. ORBIMAGE adopted Statement No. 132 effective January 1, 1998. Adoption of the new benefits disclosure rules did not impact ORBIMAGE's financial position, results of operations or cash flows.

     ORBIMAGE's employees participate in the Orbital Imaging Corporation Retirement Savings Plan, as amended, a defined contribution plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. ORBIMAGE's contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors. For the years ended December 31, 1997, 1998 and 1999, ORBIMAGE's contribution expense was $44,000, $0.3 million and $0.5 million, respectively. ORBIMAGE's contribution to the Plan for the years ended December 31, 1998 and 1999 includes contributions to accounts of employees who joined ORBIMAGE as part of the TRIFID acquisition. (See Note 4.)

(6)  COMPREHENSIVE INCOME (LOSS)

     As of January 1, 1998, ORBIMAGE adopted Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on ORBIMAGE's net loss or stockholders' equity. For the years ended December 31, 1997, 1998 and 1999, there were no material differences between net loss as reported and comprehensive income (loss).

                          ORBITAL IMAGING CORPORATION

(7)  LOSS PER COMMON SHARE

     The computations of basic and diluted loss per common share for the years ended December 31, 1997, 1998 and 1999 were as follows (in thousands, except share data):

                                                       YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1997          1998          1999
                                                -----------   -----------   -----------
                                                              (RESTATED)
Numerator for basic and diluted loss per
  common share:
  Net loss....................................  $    (4,082)  $    (5,679)  $    (6,722)
  Preferred stock dividends...................       (2,808)      (20,859)      (13,074)
                                                -----------   -----------   -----------
Loss available to common stockholders.........  $    (6,890)  $   (26,538)  $   (19,796)
                                                ===========   ===========   ===========
Denominator for basic and diluted loss per
  common share -- weighted average shares
  (1).........................................   16,431,854    25,214,000    25,214,000
  Loss per common share -- basic and diluted
     (1)......................................  $     (0.42)  $     (1.05)  $     (0.79)
                                                ===========   ===========   ===========

     -------------------------
     (1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented.

(8)  SECURITIES

     As of December 31, 1998 and 1999, ORBIMAGE had available-for-sale securities invested primarily in commercial paper with an amortized cost basis of $34.4 million and $32.4 million, respectively. There were no differences between the amortized cost basis of the available-for-sale securities and their fair values. As of December 31, 1999, the available-for-sale securities had maturities less than one year.

     As of December 31, 1998 and 1999, ORBIMAGE had held-to-maturity securities invested in U.S. Treasury securities with fair values of $25.1 million and $12.9 million, respectively and amortized cost bases of $24.9 million and $12.9 million, respectively, resulting in unrealized gains of $0.2 million and $0, respectively. These securities are pledged as security for repayment of interest on the senior notes. As of December 31, 1999, the held-to-maturity securities had maturities less than one year.

     Included in cash and cash equivalents was $24.0 million and $2.4 million of commercial paper as of December 31, 1998 and 1999, respectively.

(9)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31, 1998 and 1999 consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1999
                                                           -------   --------
Land.....................................................  $   213   $    213
Ground system assets.....................................   21,450     38,189
Furniture and equipment..................................    1,293      2,569
Leasehold improvements...................................      630      1,807
Accumulated depreciation and amortization................   (7,630)   (10,841)
                                                           -------   --------
          Total..........................................  $15,956   $ 31,937
                                                           =======   ========

                          ORBITAL IMAGING CORPORATION

(9)  PROPERTY, PLANT AND EQUIPMENT -- (CONTINUED)
     Depreciation and amortization totaled $1.7 million, $2.5 million and $3.2 million for the years ended December 31, 1997, 1998 and 1999, respectively.

(10)  SATELLITES AND RELATED RIGHTS

     Satellites and related rights as of December 31, 1998 and 1999 consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
In service:
  OrbView-1.............................................  $ 12,327   $ 12,327
  Accumulated depreciation..............................   (12,327)   (12,327)
                                                          --------   --------
  OrbView-2 License.....................................    64,543     64,543
  Accumulated amortization..............................   (10,040)   (18,646)
                                                          --------   --------
                                                            54,503     45,897
Satellites and rights in process........................   142,206    215,725
                                                          --------   --------
          Total.........................................  $196,709   $261,622
                                                          ========   ========

     Satellite depreciation and amortization totaled $3.9 million, $9.4 million and $8.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

(11)  INCOME TAXES

     ORBIMAGE's losses for income tax purposes for the period from January 1, 1997 through May 7, 1997 (during which ORBIMAGE was an operating division, and was included in the consolidated tax return, of Orbital) were significantly greater than pre-tax financial statement losses, primarily due to expense associated with satellites and related rights deducted currently for income tax purposes. Prior to May 8, 1997, ORBIMAGE had a tax-sharing arrangement with Orbital under which tax deductions for satellites and related rights, and the associated net operating loss carryforwards, remained with Orbital. As a result, ORBIMAGE recorded a tax-sharing charge of $1.8 million for the year ended December 31, 1997, as a direct charge to additional paid-in capital.

                          ORBITAL IMAGING CORPORATION

(11)  INCOME TAXES -- (CONTINUED)
     The benefit for income taxes for the years ended December 31, 1997, 1998 and 1999 consisted of the following (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1998     1999
                                                              ------   ------   ------
                                                                     (RESTATED)
Current benefit:
  U.S. Federal..............................................  $   --   $   --   $   --
  State.....................................................      --       --       --
                                                              ------   ------   ------
          Total current benefit.............................      --       --       --
Deferred benefit:
  U.S. Federal..............................................   1,533    2,979    3,460
  State.....................................................     219      307      169
                                                              ------   ------   ------
          Total deferred benefit............................   1,752    3,286    3,629
                                                              ------   ------   ------
          Total benefit for income taxes....................  $1,752   $3,286   $3,629
                                                              ======   ======   ======

     The income tax benefit for the years ended December 31, 1997, 1998 and 1999 were different from those computed using the statutory U.S. Federal income tax rate as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1997      1998      1999
                                                              -----     -----     -----
                                                                     (RESTATED)
U.S. Federal statutory rate.................................  (34.0)%   (34.0)%   (34.0)%
State income taxes..........................................     --      (2.3)     (1.7)
Other.......................................................    4.0      (0.4)      0.6
                                                              -----     -----     -----
Effective rate..............................................  (30.0)%   (36.7)%   (35.1)%
                                                              =====     =====     =====

     The tax effects of significant temporary differences as of December 31, 1998 and 1999 were as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                 1998       1999
                                                              ----------   -------
                                                              (RESTATED)
Deferred tax assets:
  Differences in revenue recognition........................   $12,162     $ 8,866
  Net operating loss carryforward...........................     5,878       9,726
  Other.....................................................       172         830
                                                               -------     -------
Deferred tax assets.........................................    18,212      19,422
Deferred tax liabilities:
  Differences in the tax treatment of satellites and related
     rights.................................................    22,008      19,499
                                                               -------     -------
Net deferred tax liability..................................   $ 3,796     $    77
                                                               =======     =======

     As of December 31, 1999, ORBIMAGE had net operating loss carryforwards totaling $27.3 million, which expire beginning the year ending December 31, 2012.

                          ORBITAL IMAGING CORPORATION

(12)  SENIOR NOTES

  General

     On February 25, 1998, ORBIMAGE issued 150,000 units consisting of senior notes and 1,312,746 warrants for common stock, raising net proceeds of approximately $144.6 million. The gross proceeds of the units offering of $150.0 million were allocated: $142.1 million to the senior notes and $7.9 million to the value of the warrants recorded as a debt discount. On April 22, 1999, ORBIMAGE completed an add-on debt offering raising net proceeds of approximately $68.1 million. The debt discount and issuance costs are amortized using the interest method as an adjustment to interest expense over the term of the senior notes resulting in an effective yield of approximately 13.4%. As of December 31, 1999, the senior notes had a fair value of $155.3 million as estimated by quoted market prices.

  Interest

     Interest on the senior notes accrues at a rate of 11 5/8% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes through March 1, 2000. As of December 31, 1999, held- to-maturity securities restricted for the payment of interest on the senior notes totaled $12.9 million. On March 1, 2000, restricted held-to-maturity securities and the related accrued interest were used to pay the semi-annual interest due on the senior notes of $13.0 million.

  Mandatory Redemption

     The senior notes mature on March 1, 2005. ORBIMAGE will not be required to make mandatory redemption or sinking fund payments with respect to the senior notes. However, ORBIMAGE may be obligated, under certain circumstances, to make an offer to purchase: (i) all outstanding senior notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages (if any) to the date of purchase, upon a change of control, and (ii) outstanding senior notes with a portion of the net proceeds of certain asset sales at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages (if any) to the date of the purchase.

  Covenants

     The indenture for the senior notes restricts, among other things, ORBIMAGE's ability to pay dividends.

                          ORBITAL IMAGING CORPORATION

(13)  LEASE COMMITMENTS

     Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) as of December 31, 1999 were as follows (in thousands):

                                                              OPERATING   CAPITAL
                                                              ---------   -------
2000........................................................   $  223      $ 115
2001........................................................      212         --
2002........................................................      211         --
2003........................................................      199         --
2004........................................................      211         --
Thereafter..................................................      952         --
                                                               ------      -----
                                                               $2,008        115
                                                               ======
Less: interest at 12%.......................................                  (7)
Less: current portion.......................................                (108)
                                                                           -----
Total.......................................................               $  --
                                                                           =====

(14)  PREFERRED STOCK SUBJECT TO REPURCHASE

     ORBIMAGE has authorized 10,000,000 shares of $0.01 par value preferred stock, of which: (a) 2,000,000 shares of the Series A preferred stock have been authorized, of which 772,561 shares were issued and outstanding as of December 31, 1999; (b) 2,000,000 shares of the Series B preferred stock have been authorized, none of which have been issued and (c) 2,000,000 shares of the Series C preferred stock have been authorized, none of which have been issued.

  Dividends

     The Series A preferred stock is assigned a stated value of $100 per share and is entitled to a cumulative dividend of 12% per annum payable semi-annually on May 1 and November 1 of each year, in cash or, in lieu thereof, payable in-kind in shares of Series A preferred stock on the basis of 120 shares of Series A preferred stock for each 1,000 shares of Series A preferred stock outstanding. To date, all dividends have been paid in-kind. As of December 31, 1999, cumulative preferred stock dividends in arrears totaled 15,451 shares. Upon mandatory conversion prior to the fourth anniversary of the issuance of any Series A preferred stock, a Series A holder shall also receive the dividends with respect to the Series A preferred stock that would have accrued from the date of the mandatory conversion to the fourth anniversary of the initial issuance of the Series A preferred stock.

  Ranking

     Series A holders have certain preferences upon dividend distributions, distributions upon liquidation or distributions upon merger, consolidation or sale of assets over the holders of Series B preferred stock (if and when issued), Series C preferred stock (if and when issued), the common holders and any other class of stock ranking junior to the Series A preferred stock.

  Voting Rights

     Each Series A holder is entitled to such number (rounded to the nearest whole number) of votes as such Series A holder would be entitled if such Series A holder had converted its Series A preferred stock into shares of common stock.

                          ORBITAL IMAGING CORPORATION

(14)  PREFERRED STOCK SUBJECT TO REPURCHASE -- (CONTINUED)
  Conversion Rights

     The Series A holders have the option, at any time, or from time to time, to convert their Series A preferred stock into fully paid and non-assessable shares of common stock. The number of shares of common stock issued upon such conversion will be determined by multiplying each Series A holder's number of Series A preferred stock by a fraction, the numerator of which is the Series A preferred stock Stated Value and the denominator of which is a conversion price, subject to anti-dilutive adjustments. The per share conversion price is currently $4.17. The Series A preferred stock shall be automatically converted into shares of common stock upon the earliest to occur of any one of the following events:

     -- the closing, under certain circumstances, of a public offering of the common stock;

     -- the culmination of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price or

     -- the proposed sale of no less than 70% of the common stock on a fully diluted basis.

  Change of Control

     Although not redeemable at the option of the holders, ORBIMAGE has certain obligations to our Series A holders upon a "change of control" as deemed in the stock purchase agreement. If a change of control occurs before the latest of:

     -- the successful on-orbit checkout of OrbView-3,

     -- the closing of an initial public offering that meets certain criteria, or

     -- the end of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price of the Series A preferred stock,

then ORBIMAGE must offer to purchase, subject to the rights of the holders of the senior notes, all outstanding shares of Series A preferred stock for a purchase price of 101% of the liquidation amount of the stock. If the change of control occurs before the fourth anniversary of the initial 1997 sale of the Series A preferred stock, then ORBIMAGE must also pay each Series A holder an amount equal to the dividends that would have accrued on such holder's shares of Series A preferred stock from the date of the change of control through the fourth anniversary of the initial 1997 sale of the Series A preferred stock.

                          ORBITAL IMAGING CORPORATION

(14)  PREFERRED STOCK SUBJECT TO REPURCHASE -- (CONTINUED)
     The activity in the preferred stock subject to repurchase was as follows for the years ended December 31, 1997, 1998 and 1999 (dollars in thousands):

                                                              SHARES    AMOUNT
                                                              -------   -------
BALANCE AS OF DECEMBER 31, 1996.............................       --   $    --
  Shares issued in private offering, net....................  372,705    33,547
  Preferred stock dividends paid in shares..................   20,182     2,018
  Accrual of preferred stock dividends......................       --       790
                                                              -------   -------
BALANCE AS OF DECEMBER 31, 1997.............................  392,887    36,355
  Shares issued in private offerings, net...................  227,295    21,275
  Deemed dividend on issuance of preferred stock subject to
     repurchase.............................................       --     9,975
  Preferred stock dividends paid in shares..................   67,394     8,906
  Accrual of preferred stock dividends......................       --     1,978
                                                              -------   -------
BALANCE AS OF DECEMBER 31, 1998 (RESTATED)..................  687,576    78,489
  Preferred stock dividends paid in shares..................   84,985    10,758
  Accrual of preferred stock dividends......................       --     2,316
                                                              -------   -------
BALANCE AS OF DECEMBER 31, 1999.............................  772,561   $91,563
                                                              =======   =======

(15)  COMMON STOCK WARRANTS

     In connection with the units offering on February 25, 1998, ORBIMAGE issued 150,000 warrants, which entitle the holders to acquire 1,312,746 shares of ORBIMAGE's common stock. The exercise price is $0.01 per share and as of December 31, 1999, the warrants are exercisable. Each warrant entitles the holder to buy 8.75164 shares of common stock. The warrants expire on March 1, 2005.

(16)  STOCK OPTION PLAN

     Through ORBIMAGE's stock option plan, as amended (the "Plan"), ORBIMAGE may issue to its employees, Orbital's employees, consultants or advisors incentive or non-qualified options to purchase up to 4,800,000 shares of ORBIMAGE's common stock. Under the Plan, stock options may not be granted with an exercise price less than 85% of the stock's fair market value at the date of the grant as determined by the Board of Directors. ORBIMAGE's options generally vest in one-third increments over a three-year period.

                          ORBITAL IMAGING CORPORATION

(16)  STOCK OPTION PLAN -- (CONTINUED)
     The following table summarizes the activity relating to the Plan for the years ended December 31, 1997, 1998 and 1999:

                                                                              WEIGHTED      OUTSTANDING
                                                NUMBER OF   OPTION PRICE      AVERAGE           AND
                                                 SHARES      PER SHARE     EXERCISE PRICE   EXERCISABLE
                                                ---------   ------------   --------------   -----------
OUTSTANDING AS OF DECEMBER 31, 1996...........  1,408,000   $       3.60       $3.60           352,000
  Granted.....................................    498,000           4.17        4.17
  Exercised...................................    (14,000)          3.60        3.60
  Canceled or expired.........................     (8,000)          3.60        3.60
                                                ---------   ------------       -----         ---------
OUTSTANDING AS OF DECEMBER 31, 1997...........  1,884,000    3.60 - 4.17        3.75           707,250
  Granted.....................................    761,500    4.17 - 5.10        4.55
  Exercised...................................         --             --          --
  Canceled or expired.........................     (9,000)   4.17 - 5.10        4.69
                                                ---------   ------------       -----         ---------
OUTSTANDING AS OF DECEMBER 31, 1998...........  2,636,500    3.60 - 5.10        3.98         1,181,451
  Granted.....................................    786,323           6.25        6.25
  Exercised...................................         --             --          --
  Canceled or expired.........................   (129,251)   4.17 - 6.25        4.92
                                                ---------   ------------       -----         ---------
OUTSTANDING AS OF DECEMBER 31, 1999...........  3,293,572   $3.60 - 6.25       $4.48         1,916,611
                                                =========   ============       =====         =========

     As of December 31, 1999, the weighted average remaining contractual life of the options outstanding was 7.8 years.

     Had ORBIMAGE determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, ORBIMAGE's pro forma net loss and pro forma basic loss per common share would have been approximately $4.4 million and $0.44, respectively, for the year ended December 31, 1997; $6.3 million (restated) and $1.08 (restated), respectively, for the year ended December 31, 1998; and $7.7 million and $0.82, respectively, for the year ended December 31, 1999. Pro forma diluted loss per common share for the years ended December 31, 1997, 1998 and 1999 would be the same as the pro forma basic loss per share shown above since all potentially dilutive securities are antidilutive. Pro forma net loss as stated above is not necessarily representative of the effects of reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of the additional stock options in future years.

     ORBIMAGE used the Black-Scholes options pricing model for the year ended December 31, 1999 for options issued to employees and directors to determine the pro forma impact to its net loss. For the years ended December 31, 1997 and 1998, ORBIMAGE used the minimum value method, which does not consider volatility. Both models utilize certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-

                          ORBITAL IMAGING CORPORATION

(16)  STOCK OPTION PLAN -- (CONTINUED)
average fair value per share of stock options granted. The assumptions used to determine the pro forma impact for the years ended December 31, 1997, 1998 and 1999 were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1997         1998         1999
                                                     ----------   ----------   ----------
Volatility.........................................         0.0%         0.0%        30.0%
Dividend yield.....................................         0.0%         0.0%         0.0%
Risk-free interest rate............................         6.0%         5.5%         6.6%
Expected average life..............................   4.5 years    6.0 years    6.0 years
Weighted average exercise price per share..........       $3.75        $3.98        $4.48

     The fair value of the options granted to employees and directors during the years ended December 31, 1997, 1998 and 1999 were estimated at $0.97 per share, $1.26 per share and $2.69 per share, respectively. Compensation expense recognized during each of the years ended December 31, 1998 and 1999 on stock options granted to employees and directors was $0.2 million. There was no compensation expense recognized during the year ended December 31, 1997 on stock options granted to employees and directors.

     On February 14, 2000, ORBIMAGE granted 412,347 options to purchase shares of common stock to employees, directors and consultants. The stock options were granted with an exercise price of $7.25 and generally vest in one-third increments over a three-year period. ORBIMAGE will expense the value of the 2,000 compensatory options that were issued to consultants over the three-year vesting period of the options.

(17)  SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. ORBIMAGE adopted SFAS No. 131 effective January 1, 1998. SFAS No. 131 requires comparative segment information; however, ORBIMAGE operated as a single segment for the years ended December 31, 1997, 1998 and 1999.

     ORBIMAGE recognized revenues related to contracts with the National Aeronautics and Space Administration of approximately $2.0 million, $9.6 million and $9.4 million for the years ended December 31, 1997, 1998 and 1999, respectively, representing approximately 95%, 82% and 51%, respectively, of total revenues recognized during those years.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Orbital Sciences Corporation:

Our audit of the consolidated financial statements referred to in our report dated April 17, 2000 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule as of and for the year ended December 31, 1999 as listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
April 17, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Orbital Sciences Corporation:

Under date of February 16, 1999, except as to note 2A, which is as of April 17, 2000, we reported on the consolidated balance sheet of Orbital Sciences Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998, included in the Company's 1999 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as of December 31, 1998 and for each of the years in the two-year period then ended in the Company's 1999 Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule as of December 31, 1998 and for each of the years in the two-year period then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statement schedule as of December 31, 1998, and for each of the years in the two-year period ended December 31, 1998 has been restated.

                                          KPMG LLP

Washington, DC
February 16, 1999, except as to note 2A, which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

          COLUMN A                COLUMN B                     COLUMN C                   COLUMN D        COLUMN E
-----------------------------  ---------------   ------------------------------------   -------------   -------------
                                                              ADDITIONS
                                                 ------------------------------------
                                                                        CHARGED/
                                 BALANCE AT      CHARGED TO COSTS      CREDITED TO                       BALANCE AT
DESCRIPTION                    START OF PERIOD     AND EXPENSES     OTHER ACCOUNTS(1)   DEDUCTIONS(2)   END OF PERIOD
-----------                    ---------------   ----------------   -----------------   -------------   -------------
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful
     accounts................      $ 1,368           $   709             $16,550          $   (550)       $ 18,077
  Allowance for obsolete
     inventory...............        5,098             1,527               4,902              (627)         10,900
  Allowance for unrecoverable
     investments.............        1,100               729               3,057                --           4,886
  Deferred income tax
     valuation reserve.......       54,432            12,457                  --                --          66,889
YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful
     accounts................      $18,077           $ 4,635             $   794          $ (1,936)       $ 21,570
  Allowance for obsolete
     inventory...............       10,900             6,023               4,161           (12,869)          8,215
  Allowance for unrecoverable
     investments.............        4,886               552              (1,100)               --           4,338
  Deferred income tax
     valuation reserve.......       66,889            27,296                  --                --          94,185
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful
     accounts................      $21,570           $ 3,733                  --          $ (6,383)       $ 18,920
  Allowance for obsolete
     inventory...............        8,215             7,969                  --            (1,704)         14,480
  Allowance for unrecoverable
     investments.............        4,338                --                  --            (4,338)             --
  Deferred income tax
     valuation reserve.......       94,185            56,659                  --                --         150,844

---------------
(1) Amounts charged/credited to other accounts represent valuation and qualifying accounts recorded pursuant to purchase business combinations as described in Note 4 to the consolidated financial statements incorporated by reference elsewhere herein, and certain other reclassifications.

(2) Deduction for revaluation of allowance account.

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3.1       Restated Certificate of Incorporation (incorporated by
           reference to Exhibit 4.1 to the company's Registration
           Statement on Form S-3 (File Number 333-08769) filed and
           effective on July 25, 1996).
 3.2       By-Laws of the company, as amended on July 27, 1995
           (incorporated by reference to Exhibit 3 to the company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1995).
 3.3       Certificate of Amendment to Restated Certificate of
           Incorporation, dated April 29, 1997 (incorporated by
           reference to Exhibit 3.3 to the company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998).
 3.4       Certificate of Designation, Preferences and Rights of Series
           B Junior Participating Preferred Stock, dated November 2,
           1998 (incorporated by reference to Exhibit 2 to the
           company's Report on Form 8-A filed on November 2, 1998).
 4.1       Form of Certificate of Common Stock (incorporated by
           reference to Exhibit 4.1 to the company's Registration
           Statement on Form S-1 (File Number 33-33453) filed on
           February 9, 1990 and effective on April 24, 1990).
 4.2       Indenture dated as of September 16, 1997 between the company and Deutsche Bank AG, New York Branch, as Trustee
           (incorporated by reference to Exhibit 4.1 to the company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1997.
 4.3       First Supplemental Indenture dated as of December 15, 1997 between the company and Deutsche Bank AG, New York Branch, as Trustee (incorporated by reference to Exhibit 4.4 to the company's Registration Statement on Form S-3 (File Number
           333-42271) filed on December 15, 1997 and effective on March
           12, 1998).
 4.4       Form of 5% Convertible Subordinated Note (incorporated by
           reference to Exhibit 4.5 to the company's Registration
           Statement on Form S-3 (File Number 333-42271) filed on
           December 15, 1997 and effective on March 12, 1998).
 4.5       Registration Rights Agreement dated as of September 16, 1997 among the company and Deutsche Morgan Grenfell Inc. and J.P.
           Morgan Securities Inc. (incorporated by reference to Exhibit
           4.6 to the company's Registration Statement on Form S-3
           (File Number 333-42271) filed on December 15, 1997 and
           effective on March 12, 1998).
 4.6       Rights Agreement dated as of October 22, 1998 between the
           company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company's Report on Form
           8-A filed on November 2, 1998).
 4.7       Form of Rights Certificate (incorporated by reference to
           Exhibit 3 to the company's Report on Form 8-A filed on
           November 2, 1998).
 4.8       Registration Rights Agreement dated as of January 15, 2000 by and between the company and Morgan Guaranty Trust Company of New York, as Administrative Agent (transmitted herewith).
 4.9       Form of Warrant dated as of January 15, 2000 (transmitted
           herewith).
10.1       Third Amended and Restated Credit Agreement (the "Credit
           Agreement"), dated as of December 21, 1998, among the
           company, Magellan Corporation, the Banks listed therein,
           Morgan Guaranty Trust Company of New York, as Administrative
           Agent and Collateral Agent (incorporated by reference to
           Exhibit 10.1 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.1.1     Amendment No. 1, dated as of March 25, 1999, to the Credit
           Agreement, dated as of December 21, 1998 among the company and Morgan Guaranty Trust Company of New York, as
           Administrative Agent (incorporated by reference to Exhibit
           10.1.1 to the company's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 1999).
10.1.2     Amendment No. 2, dated as of May 26, 1999, to the Credit
           Agreement, dated as of December 21, 1998, among the company and Morgan Guaranty Trust Company of New York as
           Administrative Agent (incorporated by reference to Exhibit
           10.1.2 to the company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1999).
10.1.3     Amendment No. 3, dated as of July 26, 1999, to the Credit
           Agreement, dated as of December 21, 1998, among the company and Morgan Guaranty Trust Company of New York as
           Administrative Agent (incorporated by reference to Exhibit
           10.1.3 to the company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1999.
10.1.4     Intentionally omitted.
10.1.5     Amendment No. 5, dated as of September 30, 1999, to the
           Credit Agreement, dated as of December 21, 1998, among the company and Morgan Guaranty Trust Company of New York as
           Administrative Agent (incorporated by reference to Exhibit
           10.26 to the company's Current Report on Form 8-K filed on
           January 7, 2000).
10.1.6     Amendment No. 6, dated as of December 21, 1999, to the
           Credit Agreement, dated as of December 21, 1998, among the company and Morgan Guaranty Trust Company of New York as
           Administrative Agent (incorporated by reference to Exhibit
           10.27 to the company's Current Report on Form 8-K filed on
           January 7, 2000).
10.1.7     Amendment No. 7, dated as of February 16, 2000, to the
           Credit Agreement, dated as of December 21, 1998, among the company and Morgan Guaranty Trust Company of New York as
           Administrative Agent (transmitted herewith).
10.1.8     Amendment No. 8, dated as of April 13, 2000, to the Credit
           Agreement, dated as of December 21, 1998, among the company and Morgan Guaranty Trust Company of New York as
           Administrative Agent (transmitted herewith).
10.2       Note Agreement, dated as of June 14, 1995 between the
           company and The Northwestern Mutual Life Insurance Company
           (the "NWML Note Agreement") (incorporated by reference to
           Exhibit 4.7.1 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
10.2.1     First Amendment to the NWML Note Agreement, dated as of June
           30, 1995, between the company and The Northwestern Mutual
           Life Insurance Company (incorporated by reference to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1995).
10.2.2     Second Amendment to the NWML Note Agreement, dated as of
           March 15, 1996 (incorporated by reference to Exhibit 10.2.2 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.2.3     Third Amendment to NWML Note Agreement, dated as of July 13,
           1996 (incorporated by reference to Exhibit 10.2 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1996).
10.2.4     Fourth Amendment to NWML Note Agreement, dated as of March
           31, 1997 (incorporated by reference to Exhibit 10.2.4 to the company's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 1997).
10.2.5     Fifth Amendment to NWML Note Agreement, dated as of December
           23, 1997 (incorporated by reference to Exhibit 10.2.5 to the company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.2.6     Sixth Amendment to NWML Note Agreement, dated as of August
           14, 1998 (incorporated by reference to Exhibit 10.2.6 to the company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1998).
10.2.7     Seventh Amendment to NWML Note Agreement, dated as of May
           27, 1999 (incorporated by reference to Exhibit 10.2.7 to the company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1999).
10.2.8     Eighth Amendment to NWML Note Agreement, dated as of
           December 20, 1999 (incorporated by reference to Exhibit
           10.30 to the company's Current Report on Form 8-K filed on
           January 7, 2000).
10.2.9     Ninth Amendment to NWML Note Agreement, dated as of January
           31, 2000 (transmitted herewith).
10.2.10    Tenth Amendment and Extension of Waiver to NWML Note
           Agreement, dated as of February 22, 2000 (transmitted
           herewith).
10.2.11    Eleventh Amendment to NWML Note Agreement, dated as of April
           12, 2000 (transmitted herewith).
10.3       Subsidiary Guaranty Agreement, dated as of January 31, 2000
           (transmitted herewith).
10.4       Second Amended and Restated Security Agreement, dated as of
           November 30, 1999, among the company, Morgan Guaranty Trust
           Company of New York, as Collateral Agent, and Bank of
           America, N.A., as Designated Lockbox Bank (incorporated by reference to Exhibit 10.28 to the company's Current Report on Form 8-K filed on January 7, 2000).
10.5       MacDonald, Dettwiler and Associates Ltd. 1999 Stock Option
           Plan (transmitted herewith)*
10.6       Orbital Sciences Corporation 1990 Stock Option Plan,
           restated as of April 27, 1995 (incorporated by reference to
           Exhibit 10.5.1 to the company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1995).*
10.7       Orbital Sciences Corporation 1990 Stock Option Plan for
           Non-Employee Directors, restated as of April 27, 1995
           (incorporated by reference 10.7 to Exhibit 10.5.2 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1995).*
10.8       Orbital Communications Corporation Restated 1992 Stock
           Option Plan, restated as of September 12, 1995 (incorporated by reference to Exhibit 10.8 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*
10.8.1     Amendment to Orbital Communications Corporation Restated
           1992 Stock Option Plan, dated February 5, 1997 (incorporated by reference to Exhibit 10.8.1 to the company's Annual
           Report on Form 10-K for the fiscal year ended December 31,
           1996).*
10.9       Orbital Sciences Corporation 1995 Deferred Compensation Plan
           (incorporated by reference to Exhibit 10.9 to the company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1995).*
10.10      Magellan Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*
10.11      Orbital Imaging Corporation 1996 Stock Option Plan
           (incorporated by reference to Exhibit 10.11 to the company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996).*
10.12      Performance Share Agreement dated July 21, 1999 between the company and Mr. D. W. Thompson (incorporated by reference to
           Exhibit 10.12.3 to the company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1999).*
10.12.1    Performance Share Agreement between the company and James R.
           Thompson dated July 21, 1999 (incorporated by reference to
           Exhibit 10.12.4 to the company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1999).*

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.12.2    Performance Share Agreement between the company and Jeffrey
           V. Pirone dated July 21, 1999 (incorporated by reference to
           Exhibit 10.12.5 to the company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1999).*
10.16      Amended and Restated Agreement of Limited Partnership of
           ORBCOMM Global, L.P., dated as of January 1, 2000, between
           OCC and Teleglobe Mobile Partners (incorporated by reference to Exhibit 3.2 to ORBCOMM Global L.P.'s Current Report on
           8-K, filed on February 2, 2000)
10.18      Orbital Sciences Corporation 1997 Stock Option and Incentive
           Plan, as amended (transmitted herewith).*
10.19      Promissory Note dated June 27, 1997 from the company payable to the order of General Electric Capital Corporation
           ("GECC") (incorporated by reference to Exhibit 10.19 to the company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997).
10.20      Aircraft Security Agreement dated as of June 27, 1997 from the company to GECC (incorporated by reference to Exhibit
           10.20 to the company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1997).
10.21      1998 Magellan Stock Option Plan (incorporated by reference to Exhibit 10.21 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10.22      Letter Agreement between the company and Robert Lovell dated
           July 28, 1997 (incorporated by reference to Exhibit 10.22 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10.23      Form of 1998 Indemnification Agreement (incorporated by
           reference to Exhibit 10.23 to the company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998).*
10.24      Form of 1998 Executive Employment Agreement (incorporated by reference to Exhibit 10.24 to the company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998).*
10.25      Asset Acquisition Agreement dated as of March 18, 1999
           between MacDonald, Dettwiler and Associates Ltd. and Spar
           Aerospace Limited (incorporated by reference to Exhibit 10.1 to the company's Report on Form 8-K/A dated May 7, 1999).
10.26      Promissory Note dated May 7, 1999 from MacDonald, Dettwiler
           Space and Advanced Robotics Ltd. in favor of Spar
           (incorporated by reference to Exhibit 10.2 to the company's
           Report on Form 8-K/A dated May 7, 1999).
10.27      Guaranty dated May 7, 1999 from Orbital Sciences Corporation and MDA in favor of Spar (incorporated by reference to
           Exhibit 10.3 to the company's Report on Form 8-K/A dated May
           7, 1999).
10.28      Exchange and Registration Agreement, dated as of December
           22, 1999, among the company and the investors identified
           therein (incorporated by reference to Exhibit 10.25 to the company's Current Report on Form 8-K filed on January 7,
           2000).
10.29      Pledge Agreement, dated as of November 30, 1999, among the company and Morgan Guaranty Trust Company of New York, as
           Collateral Agent (incorporated by reference to Exhibit 10.29 to the company's Current Report on Form 8-K filed on January
           7, 2000).
16         Letter from KPMG LLP (transmitted herewith).
21         Subsidiaries of the Company (transmitted herewith).
23.1       Consent of PricewaterhouseCoopers LLP (transmitted
           herewith).
23.2.1     Consent of KPMG LLP (transmitted herewith).
23.2.2     Consent of KPMG LLP (transmitted herewith).
23.2.3     Consent of KPMG LLP (transmitted herewith).
23.3       Consent of Arthur Andersen LLP (transmitted herewith).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
27         Financial Data Schedule for year ended December 31, 1999
           (such schedule is furnished for the information of the
           Securities and Exchange Commission and is not to be deemed
           "filed" as part of the Form 10-K, or otherwise subject to
           the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).

---------------
* Management Contract or Compensatory Plan or Arrangement.