Form 10-Q/A
period 1999-03-31
ORBITAL SCIENCES CORP /DE/
filed 2000-05-15
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                                 MARCH 31, 1999


                          ORBITAL SCIENCES CORPORATION

                         Commission file number 0-18287
                         ------------------------------

                    DELAWARE                                                        06-1209561
-------------------------------------------------                     --------------------------------------
            (State of Incorporation)                                       (IRS Identification number)

            21700 ATLANTIC BOULEVARD
             DULLES, VIRGINIA 20166                                               (703) 406-5000
-------------------------------------------------                     --------------------------------------
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

                                EXPLANATORY NOTE

       Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the years ended December 31, 1998, 1997, 1996 and 1995 and its condensed consolidated quarterly financial statements for 1999, 1998, 1997, 1996 and 1995. This amendment includes in Item 1 such restated condensed consolidated financial statements and related footnotes thereto for the three months ended March 31, 1999 and 1998, and other information relating to such restated condensed consolidated financial statements. This amendment also includes in Note 2 of Item 1 the company's restated results of operations, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Except for Items 1 and 2 and Exhibits 11 and 27, no other information included in the original report on Form 10-Q is amended by this amendment. For current information regarding risks, uncertainties and other factors that may affect Orbital's future performance, please see "Outlook: Issues and Uncertainties" included in Item 7 of Orbital's Annual Report on Form 10-K for the year ended December 31, 1999.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                   A S S E T S
                                   -----------
                                                                                            MARCH 31,         DECEMBER 31,
                                                                                              1999                1998
                                                                                          -----------         ------------
CURRENT ASSETS:                                                                            (RESTATED)          (RESTATED)
          Cash and cash equivalents                                                        $  13,856           $  15,268
          Restricted cash and short-term investments, at market                                7,387               7,922
          Receivables, net                                                                   279,157             215,110
          Inventories, net                                                                    59,223              58,141
          Deferred income taxes and other assets                                              13,846               7,686
                                                                                           ---------           ---------
            TOTAL CURRENT ASSETS                                                             373,469             304,127

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
    depreciation and amortization of $106,311 and $99,839, respectively                      144,974             139,401

INVESTMENTS IN AND ADVANCES TO AFFILIATES, net                                                197012             199,267

GOODWILL, less accumulated amortization of $32,050 and $28,744, respectively                 227,278             227,351

DEFERRED INCOME TAXES AND OTHER ASSETS                                                        26,542              25,046

                                                                                           =========           =========
              TOTAL ASSETS                                                                 $ 969,275           $ 895,192
                                                                                           =========           =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
            long-term obligations                                                          $  26,098           $  26,814
          Accounts payable                                                                    74,140              39,095
          Accrued expenses                                                                   103,224             108,488
          Deferred revenues                                                                  112,049              76,678
                                                                                           ---------           ---------
              TOTAL CURRENT LIABILITIES                                                      315,511             251,075

DUE TO JOINT VENTURE PARTNER                                                                  21,911              26,829

LONG-TERM OBLIGATIONS, net of current portion                                                225,091             181,281

OTHER LIABILITIES                                                                              1,205               3,007
                                                                                           ---------           ---------
          TOTAL LIABILITIES                                                                  563,718             462,192

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                   9,934              13,648

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
            none outstanding                                                                      --                  --
          Common Stock, par value $.01; 80,000,000 shares authorized,
            37,174,394 and 37,018,256 shares outstanding, respectively
            after deducting 20,877 shares held in treasury                                       372                 370
          Additional paid-in capital                                                         492,647             490,540
          Accumulated other comprehensive loss                                                (6,824)             (7,149)
          Accumulated deficit                                                                (90,572)            (64,409)
                                                                                           ---------           ---------
            TOTAL STOCKHOLDERS' EQUITY                                                       395,623             419,352

                                                                                           =========           =========
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 969,275           $ 895,192
                                                                                           =========           =========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                -------------------------------------
                                                                     1999                   1998
                                                                --------------         --------------
                                                                  (RESTATED)              (RESTATED)
REVENUES                                                         $    200,171           $    186,027

COSTS OF GOODS SOLD                                                   159,121                135,057

                                                                 ------------           ------------
GROSS PROFIT                                                           41,050                 50,970

RESEARCH AND DEVELOPMENT EXPENSES                                      10,082                 10,618
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           28,541                 27,239
AMORTIZATION OF GOODWILL                                                2,866                  2,260

                                                                 ------------           ------------
INCOME (LOSS) FROM OPERATIONS                                            (439)                10,853


NET INVESTMENT INCOME (EXPENSE)                                        (3,297)                (2,064)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                             (24,390)               (29,732)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                        3,261                  2,982

                                                                 ------------           ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                       (24,865)               (17,961)

PROVISION FOR INCOME TAXES                                              1,298                  1,370
                                                                 ------------           ------------

NET LOSS                                                         $    (26,163)          $    (19,331)
                                                                 ============           ============


NET LOSS PER COMMON AND DILUTIVE SHARE                           $      (0.70)          $      (0.59)

SHARES USED IN COMPUTING NET LOSS
    PER COMMON AND DILUTIVE SHARE                                  37,138,029             32,819,641
                                                                 ============           ============



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     ------------------------------
                                                                                        1999               1998
                                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 (RESTATED)         (RESTATED)
  NET LOSS                                                                            $(26,163)          $(19,212)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Depreciation and amortization expenses                                            10,180              8,538
      Amortization of prepaid financing costs                                              773                265
      Equity in losses of affiliates                                                    24,390             29,732
      Non-controlling interests in losses of consolidated subsidiaries                  (3,261)            (2,982)
      Foreign currency translation adjustment                                              430                243
   CHANGES IN ASSETS AND LIABILITIES:
      (Increase) decrease in current and other non-current assets                      (70,940)            15,915
      Increase (decrease) in current and other non-current liabilities                  54,274            (22,456)
                                                                                      --------           --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (10,317)            10,043
                                                                                      --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (9,716)            (6,234)
  Payments for business acquisitions                                                    (1,064)                --
  Investments in and advances to affiliates, net                                       (18,716)           (35,238)
                                                                                      --------           --------
      NET CASH USED IN INVESTING ACTIVITIES                                            (29,496)           (41,472)
                                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings (repayments)                                                 1,462             15,461
  Principal payments on long-term obligations                                           (9,252)            (3,568)
  Net proceeds from issuances of long-term obligations                                  49,000             27,464
  Advances (repayments) from (to) joint venture partner                                 (4,918)             5,529
  Net proceeds from issuances of common stock                                            2,109              9,610
                                                                                      --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               38,401             54,496
                                                                                      --------           --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (1,412)            23,067


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          15,268              6,391
                                                                                      --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 13,856           $ 29,458
                                                                                      ========           ========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
(UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the company's Annual Report on Form 10-K/A for the year ended December 31, 1998. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

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

(2)    RESTATEMENTS

Management has determined to restate its previously issued unaudited consolidated financial statements for 1999 and 1998 with respect to its accounting treatment for certain matters, including among other things, its accounting for equity method investments, capitalized costs and certain other matters. For a full description of the restatement matters, refer to Notes 2A and 13 to the company's consolidated financial statements included in the company's 1999 Annual Report on Form 10-K previously filed with the Commission.

The effect of the restatement matters on the company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:

                                                                          QUARTER ENDED            QUARTER ENDED
                                                                          MARCH 31, 1999           MARCH 31, 1998
                                                                          --------------           --------------

RESTATED:
Revenues                                                                    $ 200,171                 $ 186,027
Gross profit                                                                   41,050                    50,970
Income (loss) from operations                                                    (439)                   10,853
Net loss                                                                      (26,163)                  (19,331)
Net loss per common and dilutive share                                          (0.70)                    (0.59)

AS PREVIOUSLY REPORTED:
Revenues                                                                    $ 204,338                 $ 186,159
Gross profit                                                                   46,311                    51,374
Income (loss) from operations                                                   3,636                    13,365
Net income (loss)                                                             (15,871)                    4,745
Net income (loss) per common share                                              (0.43)                     0.14
Net income (loss) per common share, assuming dilution                           (0.43)                     0.13

(3)    INVENTORIES

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

(4)    DISAGGREGATED FINANCIAL INFORMATION

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


(In thousands)                                                            1999                 1998
--------------                                                            ----                 ----
                                                                       (Restated)            (Restated)

SPACE AND GROUND
  INFRASTRUCTURE SYSTEMS:
    Revenues                                                          $   171,081           $   159,423
    Operating income                                                       11,039                16,667
    Identifiable assets                                                   565,154               605,316
    Capital expenditures                                                    9,032                 5,730
    Depreciation and amortization                                           8,044                 6,766

SATELLITE ACCESS PRODUCTS:
    Revenues                                                          $    26,172           $    26,540
    Operating loss                                                         (2,817)               (4,176)
    Non-controlling interests in (earnings) losses
       of consolidated subsidiaries                                         1,334                 2,215
    Identifiable assets                                                   121,715               121,196
    Capital expenditures                                                      681                   504
    Depreciation and amortization                                           2,266                 1,772


SATELLITE SERVICES:
    Revenues                                                          $     2,918           $        64
    Operating loss                                                         (8,661)               (1,638)
    Equity in earnings (losses) of affiliates                             (24,390)              (29,732)
    Non-controlling interests in (earnings) losses
       of consolidated subsidiaries                                         1,927                   767
    Identifiable assets                                                   282,406               168,680
    Capital expenditures                                                        3                    --
    Depreciation and amortization                                             187                    --

CONSOLIDATED:
    Revenues                                                          $   200,171           $   186,027
    Operating income                                                         (439)               10,853
    Equity in earnings (losses) of affiliates                             (24,390)              (29,732)
    Non-controlling interests in (earnings)
       losses of consolidated subsidiaries                                  3,261                 2,982
    Identifiable assets                                                   969,275               895,192
    Capital expenditures                                                    9,716                 6,234
    Depreciation and amortization                                          10,180                 8,538
                                                                      ===========           ===========

(5)    BUSINESS COMBINATIONS AND INVESTMENTS IN AND ADVANCES TO AFFILIATES

During the first quarter of 1999, the company's wholly owned Canadian subsidiary, MacDonald, Dettwiler and Associates, Ltd. ("MDA"), increased its ownership of a Canadian remote imaging company, Radarsat International ("RSI"). As a result of the transaction, at March 31, 1999 MDA held a majority and controlling interest in RSI and, accordingly, consolidated RSI's results of operations. The net purchase price, after cash acquired and foreign currency adjustments, was approximately $1,000,000, which exceeded the fair value of the net liabilities acquired by approximately $4,200,000. This excess is being amortized on a straight-line basis over 20 years. The allocation of purchase price to net liabilities acquired may be adjusted over the next year if additional information becomes known about certain business assumptions used to estimate the fair value of such net liabilities. In connection with the May 1999 acquisition of Spar Aerospace's space robotics business (see note 9), MDA acquired the remaining outstanding shares of RSI, and accordingly, owns all outstanding shares.

During the first three months of 1999, the company provided ORBCOMM Global, L.P. $18,450,000 in additional capital and provided $2,000,000 of deferred invoicing for work performed under a satellite and launch procurement contract during the first three months of 1999.

(6)    INCOME TAXES

The company has recorded its interim consolidated income tax provision based on an estimate of its full-year provision. The company's tax provision is for U.S. Federal and state, and foreign income taxes. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(7)    EARNINGS PER SHARE

Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income (loss) per common share, assuming dilution is calculated using the weighted average number of common and common equivalent shares outstanding during the periods, plus the dilutive effects of stock options and the assumed conversion of the company's convertible notes, after giving effect to all net income adjustments that would result from the assumed conversion.

In periods of net loss, the assumed conversion of convertible notes and exercise of stock options are anti-dilutive. Assuming conversion of convertible notes and the dilutive impact of outstanding stock options, dilutive shares would have been 41,751,171 for the three months ended March 31,1999 and 37,721,780 for the three months ended March 31, 1998.

(8)    COMPREHENSIVE LOSS

Comprehensive loss and associated differences are as follows:


                                                                                      MARCH 31,
(In thousands)                                                                1999                  1998
--------------                                                                ----                  ----
                                                                           (Restated)            (Restated)
Differences between net loss,
  as reported, and comprehensive loss:
    Net loss, as reported                                                  $  (26,163)          $  (19,331)
    Unrealized gains (losses) on
      short-term investments                                                       --                 (136)
    Translation adjustments                                                       325                  243
                                                                           ----------           ----------
          Comprehensive loss                                               $  (25,838)          $  (19,224)
                                                                           ==========           ==========

Accumulated differences between net loss, as reported, and
  comprehensive loss:
    Beginning of period                                                    $   (7,149)          $   (4,671)
    Unrealized gains (losses) on
      short-term investments                                                       --                 (136)
    Translation adjustments                                                       325                  243
                                                                           ----------           ----------
    End of period                                                          $   (6,824)          $   (4,564)
                                                                           ==========           ==========


(9)    SUBSEQUENT EVENTS AND OTHER MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements included in this discussion relating to future revenues, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, "Year 2000" issues, the outcome of pending litigation and the performance of our affiliates, Orbital Imaging Corporation ("ORBIMAGE"), ORBCOMM Global L.P. ("ORBCOMM") and CCI International NV ("CCI"), are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or investments to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements. Such factors include: general and economic business conditions, launch results, product performance, risks associated with government contracts, market acceptance of consumer products, the introduction of products and services by competitors, risks associated with acquired businesses, availability of required capital, our ability and the ability of our customers and suppliers to assess and correct timely and accurately "Year 2000" issues, market acceptance of new products and technologies, risks associated with long-term contracts, the effects of pending or possible litigation or government investigations and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Our products and services are grouped into three business sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles, satellites and related space systems, electronics and sensor systems, satellite ground systems and software and transportation management systems. Our satellite access products sector consists of satellite-based navigation, positioning and communications products. Satellite services include the following services conducted by our affiliates, ORBCOMM, ORBIMAGE and CCI and our subsidiaries Radarsat International ("RSI") and Orbital Navigation Corporation: satellite-based two-way mobile data communications services, remote imaging services, satellite-based automotive information services and satellite-based voice communications services. We do not control the operational and financial affairs of ORBCOMM, ORBIMAGE and CCI and consequently their financial results are not consolidated with our results.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

Certain of the 1999 and 1998 financial information has been restated. See note 2 to the condensed consolidated financial statements.

REVENUES. Our consolidated revenues for the three-month periods ended March 31, 1999 and 1998 were $200,171,000 and $186,027,000, respectively.

Space and Ground Infrastructure Systems. Revenues from our space and ground infrastructure systems sector totaled $171,081,000 and $159,423,000 for the three months ended March 31, 1999 and 1998, respectively.

Revenues from our launch vehicles decreased to $43,411,000 in the first quarter of 1999, from $45,908,000 in the first quarter of 1998. The decrease in revenues in 1999 as compared to a year ago is primarily attributable to a decrease in space launch vehicle revenues under existing contracts with affiliates.

For the three months ended March 31, 1999, satellite revenues increased to $63,166,000 from $61,532,000 in the first quarter of 1998. The increase in satellite sales is primarily due to additional revenues generated from a new commercial geosynchronous satellite contract received in 1998.

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

Revenues from satellite ground systems and software increased to $28,691,000 in the first quarter of 1999 as compared to $21,421,000 in the comparable 1998 quarter. The increase in 1999 revenues is due to work performed on orders received in 1998 for a new satellite remote imaging system and for several satellite ground systems and system upgrades.

Revenues for the three months ended March 31, 1999 include sales to affiliates of $36,327,000 as compared to first quarter 1998 sales to affiliates of $43,426,000.

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

GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and under various development and production contracts. Gross profit depends on a number of factors, including the mix of contract types and costs incurred thereon in relation to estimated costs. Our consolidated gross profit for the first quarter of 1999 was $41,050,000 (21% of revenues) as compared to $50,970,000 (27% of revenues) for the first quarter of 1998.

Space and Ground Infrastructure Systems. Gross profit margins from our space and ground infrastructure systems totaled $33,206,000 (19% of sector revenues) and $43,273,000 (27% of sector revenues) for the three months ended March 31, 1999 and 1998, respectively.

Gross profit margins from launch vehicles were 15% for the first quarter of 1999 as compared to 27% for the first quarter of 1998. The decrease in launch vehicle gross margins in 1999 is primarily due to completing work on certain less profitable space and suborbital launch vehicle contracts and low margins from advanced vehicle contracts. Satellites contributed gross margins of 17% during the first quarter of 1999 as compared to 28% during the first quarter of 1998. The decrease is due to work performed on a large, commercial geosynchronous satellite contract won in late 1998 that contains a significant amount of lower margin, external subcontract effort. Revenues recognized and subcontractor costs incurred on this contract during the first quarter of 1999 also resulted in a significant increase in accounts receivable and accounts payable since December 31, 1998; such receivables/payables were collected/paid in April 1999. For the three months ended March 31, 1999 and 1998, electronics and sensor systems and transportation management systems had consistent gross margins of 26%. Gross margins for ground systems and software were 23% and 27% for each of the first quarters in 1999 and 1998, respectively. This decrease is due to an increase in lower margin, subcontract work on several contracts and to lower margins on various new international defense contracts.

Satellite Access Products. Gross margins for satellite access products were generally consistent at 33% for the first quarter of 1999 and 35% for the first quarter of 1998.

Satellite Services. Gross margins for this sector include those generated by ORBCOMM USA, ORBNAV and RSI. This sector had a gross loss of $881,000 during the first quarter of 1999, as compared to a gross loss of $1,574,000 for the first quarter of 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended March 31, 1999 and 1998 were $10,082,000 (5% of revenues) and $10,618,000
(6% of revenues), respectively. Research and development expenses in both quarters relate primarily to the development of new or improved satellite access products, improved launch vehicles and new satellite initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, legal, administrative and general management functions of the company. Selling, general and administrative expenses for the first quarters of 1999 and 1998 were $28,542,000 (14% of revenues) and $27,239,000 (15% of revenues), respectively.

NET INVESTMENT INCOME (EXPENSE). Net investment income (expense) was ($3,297,000) and ($2,064,000) for the three months ended March 31, 1999 and 1998, respectively. Investment income reflects interest earnings on short-term investments and realized gains and losses on investments, reduced by interest expense of $4,121,000 and $2,512,000 on outstanding debt for the three months ended March 31, 1999 and 1998, respectively. Interest expense has been reduced by capitalized interest of $779,000 and $2,368,000 in 1999 and 1998, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the first quarters of 1999 and 1998 were ($21,129,000) and ($26,750,000), respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE,
(ii) our proportionate share of ORBCOMM's, ORBCOMM International Partners L.P.'s, ORBIMAGE's and CCI's current period earnings and losses, (iii) preferred dividends and beneficial conversion rights to other investors in ORBIMAGE and
(iv) non-controlling stockholders' proportionate share of ORBCOMM USA, RSI's and Magellan's current period earnings and losses. The decrease in losses during the first quarter of 1999 is primarily due to beneficial conversion rights relating to the issuance of preferred shares to other investors in ORBIMAGE during 1998.

PROVISION FOR INCOME TAXES. We recorded an income tax provision of $1,298,000 and $1,370,000 for the three-month periods ended March 31, 1999 and 1998, respectively. The provision in both periods was entirely due to foreign taxes attributable to our Canadian operations. Our interim income tax provision is based on an estimate of our full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

NET INCOME (LOSS). Our consolidated net income (loss) for the three months ended March 31, 1999 and 1998 was ($26,163,000) and ($19,331,000), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our growth has required substantial capital to fund investments in affiliates, expanding working capital needs, certain business acquisitions, new business initiatives, research and development and capital expenditures. We have funded these requirements to date, and expect to fund our future requirements, through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings. We expect to continue to pursue potential acquisitions, new business opportunities and equity investments that we believe would enhance our businesses and to fund such transactions through existing cash, cash generated by operations, loan facilities, joint ventures, the issuance of equity and/or debt securities and/or asset-based financings.

Cash and investments were $21,243,000, and total debt obligations were approximately $251,189,000 at March 31, 1999. The outstanding debt is comprised primarily of our $100,000,000 5% convertible subordinated notes, advances under our line of credit facilities, secured and unsecured notes, and asset-based financings. At March 31, 1999, approximately $7,387,000 of cash and investments was restricted because of outstanding letters of credit. Our current ratio was
1.2 at March 31, 1999 and December 31, 1998.

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

Our operations used net cash of approximately $10,317,000 in the first quarter of 1999. During the first quarter of 1999, in addition to our investment in ORBCOMM, we invested approximately $9,716,000 in capital expenditures for various satellite and launch vehicle production, manufacturing and test equipment and office equipment, and $1,064,000 in business acquisitions.

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

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.         Description
-----------         -----------
10.1.1              Amendment No. 1, dated as of March 25, 1999, to the Third
                    Amended and Restated Credit and Reimbursement Agreement,
                    dated as of December 21, 1998 among the company and Morgan
                    Guaranty Trust Company of New York, as Administrative Agent.
                    (previously filed)

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



                                    ORBITAL SCIENCES CORPORATION



DATED:  May 12, 2000                By: /s/ David W. Thompson
                                        ----------------------------------
                                        David W. Thompson, Chairman of the
                                        Board and Chief Executive Officer



DATED:  May 12, 2000                By: /s/ Jeffrey V. Pirone
                                        ----------------------------------
                                        Jeffrey V. Pirone, Executive Vice
                                        President and Chief Financial Officer