Form 10-Q
period 2000-03-31
ORBITAL SCIENCES CORP /DE/
filed 2000-05-15
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                              For the quarter ended

                                 MARCH 31, 2000

                          ORBITAL SCIENCES CORPORATION

                         Commission file number 0-18287
                         -------------------------------

                        DELAWARE                                                      06-1209561
    -------------------------------------------------                  ------------------------------------------
                (State of Incorporation)                                      (IRS Identification number)

                21700 ATLANTIC BOULEVARD
                 DULLES, VIRGINIA 20166                                             (703) 406-5000
    -------------------------------------------------                  ------------------------------------------
        (Address of principal executive offices)                                  (Telephone number)


The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of May 10, 2000, 37,417,317 shares of the registrant's common stock were outstanding.

                                    PART 1

                             FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         ORBITAL SCIENCES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)

                                  A S S E T S
                                 -------------
                                                                                      MARCH 31                 DECEMBER 31,
                                                                                        2000                       1999
                                                                                ----------------------     ----------------------
CURRENT ASSETS:
          Cash and cash equivalents                                              $             31,294        $            74,524
          Restricted cash and short-term investments, at market                                34,532                     34,630
          Receivables, net                                                                    261,610                    295,315
          Inventories, net                                                                     59,454                     54,483
          Deferred income taxes and other current assets                                       21,011                     17,187
                                                                                ----------------------     ----------------------
            TOTAL CURRENT ASSETS                                                              407,901                    476,139
                                                                                ----------------------     ----------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS
   ACCUMULATED DEPRECIATION AND AMORTIZATION OF
   $126,498 AND $122,129, RESPECTIVELY                                                        129,829                    137,622

INVESTMENTS IN AND ADVANCES TO AFFILIATES, NET                                                127,944                    141,273

GOODWILL, LESS ACCUMULATED AMORTIZATION OF
   $46,065 AND $28,744,
RESPECTIVELY                                                                                  274,490                    278,309

DEFERRED INCOME TAXES AND OTHER ASSETS, LESS
   ACCUMULATED AMORTIZATION OF $3,478 AND $2,520,
   RESPECTIVELY                                                                                58,414                     59,569
                                                                                ----------------------     ----------------------

                           TOTAL ASSETS                                           $           998,578         $        1,092,912
                                                                                ======================     ======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
          Short-term borrowings and current portion of
             long-term obligations                                                $           129,585         $          131,073
          Accounts payable                                                                     54,334                     83,566
          Accrued expenses                                                                    125,520                    138,613
          Due to joint venture partner                                                             --                     28,418
          Deferred revenues                                                                   123,528                    133,499
                                                                                ----------------------     ----------------------
            TOTAL CURRENT LIABILITIES                                                         432,967                    515,169
                                                                                ----------------------     ----------------------

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                                 237,566                    239,672

OTHER LIABILITIES                                                                              14,072                     16,208
                                                                                ----------------------     ----------------------
          TOTAL LIABILITIES                                                                   684,605                    771,049
                                                                                ----------------------     ----------------------

NON-CONTROLLING INTERESTS IN
      NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                                  22,581                     15,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
               none outstanding
          Common Stock, par value $.01; 80,000,000 shares authorized,                              --                         --
               37,417,245 and 37,400,814 shares outstanding, respectively                         374                        374
          Additional paid-in capital                                                          509,660                    497,923
          Accumulated other comprehensive loss                                                 (5,772)                    (5,159)
          Accumulated deficit                                                                (212,870)                  (186,346)
                                                                                ----------------------     ----------------------
               TOTAL STOCKHOLDERS' EQUITY                                                     291,392                    306,792
                                                                                ----------------------     ----------------------

                     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $           998,578         $        1,092,912
                                                                                ======================     ======================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                  ------------------------------------------------------
                                                                             2000                          1999
                                                                   ---------------------         -------------------

REVENUES                                                                      $223,541                      $200,171

COSTS OF GOODS SOLD                                                            181,653                       159,121
                                                                  ---------------------         ---------------------
GROSS PROFIT                                                                    41,888                        41,050

RESEARCH AND DEVELOPMENT EXPENSES                                                8,089                        10,082
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    28,132                        28,541
AMORTIZATION OF GOODWILL                                                         3,599                         2,866
                                                                  ---------------------         ---------------------
INCOME (LOSS) FROM OPERATIONS                                                    2,068                         (439)
NET INVESTMENT INCOME (EXPENSE) NET OF INTEREST
 EXPENSE OF $6,038 AND $4,121, RESPECTIVELY                                     (4,449)                       (3,297)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                      (24,119)                      (24,390)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
 OF CONSOLIDATED SUBSIDIARIES                                                    1,249                         3,261
                                                                 ----------------------          ---------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                         (25,251)                      (24,865)

PROVISION FOR INCOME TAXES                                                       1,273                         1,298
                                                                 ----------------------          ---------------------

NET LOSS                                                            $          (26,524)             $        (26,163)
                                                                  =====================          =====================


NET LOSS PER COMMON AND DILUTIVE SHARE                              $            (0.71)             $          (0.70)
                                                                  =====================          =====================

SHARES USED IN COMPUTING NET LOSS PER COMMON AND DILUTIVE SHARE             37,409,030                    37,138,029
                                                                  =====================          =====================





SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                                              FOR THE THREE MONTHS ENDED
                                                                                                       MARCH 31,

                                                                                     ---------------------------------------------
                                                                                            2000                     1999
                                                                                     -------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     NET LOSS                                                                          $ (26,524)                $ (26,163)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
           PROVIDED BY (USED IN) OPERATING ACTIVITIES:

                Depreciation and amortization expenses                                    12,040                    10,180
                Amortization of prepaid financing costs                                    1,355                       773
                Equity in losses of affiliates                                            24,119                    24,390
                Non-controlling interests in losses of consolidated subsidiaries          (1,249)                   (3,261)
                Loss on sale of fixed assets and investments                                 360                        --


        CHANGES IN ASSETS AND LIABILITIES:

             (Increase) decrease in receivables                                           53,980                   (62,094)
             (Increase) decrease in inventories                                           (4,971)                   (1,082)
             (Increase) decrease in other assets                                          (3,207)                   (7,764)
             Increase (decrease) in accounts payable and accrued expenses                (42,419)                   28,215
             Increase (decrease) in deferred revenue                                      (7,012)                   27,860
             Increase (decrease) in other liabilities                                     (2,136)                   (1,801)
                                                                                 ----------------     ---------------------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           4,336                   (10,747)
                                                                                 ----------------     ---------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (10,556)                   (9,716)
     Payments for business combinations                                                       --                    (1,064)
     Purchases of investment securities                                                   (1,698)                       --
     Investments in and advances to affiliates                                            (4,050)                  (18,716)
                                                                                 ----------------     ---------------------
             NET CASH USED IN INVESTING ACTIVITIES                                       (16,304)                  (29,496)
                                                                                 ----------------     ---------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Short-term borrowings, net of (repayments)                                             (986)                    1,462
     Principal payments on long-term obligations                                          (2,608)                   (9,252)
     Net proceeds from issuances of long-term obligations                                     --                    49,000
     Net proceeds from issuances of common stock                                              --                     2,109
     Repayments to joint venture partner                                                 (28,418)                   (4,918)
                                                                                ----------------      --------------------
             NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (32,012)                   38,401
                                                                                ----------------      --------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      750                       430
                                                                                ----------------      --------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (43,230)                   (1,412)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            74,524                    15,268
                                                                                ----------------      --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  31,294                  $ 13,856
                                                                                ================      ====================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999
(UNAUDITED)

(1)      BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three -month period ended March 31, 2000 are not necessarily indicative of the results expected for the full year. Orbital Sciences Corporation, together with its subsidiaries, is hereafter referred to as "Orbital" or the "company."

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

Certain reclassifications have been made to the 1999 financial statements and footnote disclosures to conform to the 2000 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

(3)      INVENTORIES

Inventories consist of components and raw materials inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out or specific identification basis, net of allowances for estimated obsolescence.

Components and raw materials are purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the percentage-of-completion method of accounting applied on a units of delivery basis, and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs). Work-in-process inventory has been reduced by contractual progress payments received. Finished goods inventory consists of fully assembled commercial products available for sale.

(4)      INDUSTRY SECTOR INFORMATION

Orbital designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into three sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems include launch vehicles and advanced programs, satellites and related space systems, electronics and sensor and transportation management systems, and satellite ground systems, space robotics, mapping and land information services. Satellite access products include satellite-based navigation, positioning and communications products. Satellite services include satellite-based mobile data communications, satellite-based remote imaging services, satellite-based automotive information systems and other satellite-based services.

Orbital reports industry sector information in conformance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments in financial statements and requires selected information about operating segments.

Reportable segments within the space and ground infrastructure systems sector have been determined generally based upon product lines. Certain operating business units within this sector have been aggregated as they exhibit similar long-term financial performance characteristics and do not meet certain quantitative thresholds. In 1999, the company recast the composition of its reportable segments as a result of new reporting mechanisms and operating decision making procedures. The corresponding segment information for the prior years has been revised to conform to the 1999 presentation.

The following table presents operating information for the three months ended March 31, 2000 and 1999 and identifiable assets at March 31, 2000 and December 31, 1999 by reportable segment. Intersegment and intersector sales are accounted for based on prices negotiated by the parties. There were no significant sales or transfers between segments.


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,

(In thousands)

                                                                                        2000                1999
                                                                                        ----                ----
LAUNCH VEHICLES AND ADVANCED PROGRAMS:
   Revenues                                                                       $      34,900      $      43,411
   Operating income (loss)                                                                3,531              2,665
   Identifiable assets                                                                  120,906            125,157
   Capital expenditures                                                                     626              3,093
   Depreciation and amortization                                                          1,596              1,808
SATELLITES AND RELATED SPACE SYSTEMS:
   Revenues                                                                       $      67,400      $      63,166
   Operating income (loss)                                                                   69              8,179
   Identifiable assets                                                                   72,599             58,153
   Capital expenditures                                                                   1,484              2,167
   Depreciation and amortization                                                          1,499              1,721
ELECTRONICS AND SENSOR SYSTEMS AND TRANSPORTATION MANAGEMENT SYSTEMS:
   Revenues                                                                       $      35,397      $      35,813
   Operating income (loss)                                                                1,850               (217)
   Identifiable assets                                                                  104,341            114,765
   Capital expenditures                                                                     404                246
   Depreciation and amortization                                                          1,083                 29
SATELLITE GROUND SYSTEMS, SPACE ROBOTICS, MAPPING
    AND LAND INFORMATION SERVICES:
   Revenues                                                                       $      57,691      $      28,691
   Operating income (loss)                                                                2,680              3,612
   Equity in earnings (losses of affiliates)                                                (90)                --
   Identifiable assets                                                                  201,230            213,301
   Capital expenditures                                                                   1,423              2,377
   Depreciation and amortization                                                          2,177                488
TOTAL SPACE AND GROUND INFRASTRUCTURE SYSTEMS:
   Revenues                                                                       $     195,388           $171,081
   Operating income (loss)                                                                8,130             14,239
   Equity in earnings (losses of affiliates)                                                (90)                --
   Identifiable assets                                                                  499,076            511,376
   Capital expenditures                                                                   3,937              7,883
   Depreciation and amortization                                                          6,355              4,046
SATELLITE ACCESS PRODUCTS:
   Revenues                                                                       $      24,691      $      26,994
   Operating income (loss)                                                               (3,553)            (4,749)
   Identifiable assets                                                                  107,996             92,939
   Capital expenditures                                                                     300                700
   Depreciation and amortization                                                          1,727              1,996
SATELLITE SERVICES:
   Revenues                                                                       $       3,462      $       2,096
   Operating income (loss)                                                                  292             (5,852)
   Equity in earnings (losses of affiliates)                                            (24,029)           (24,390)
   Non-controlling interest in (earnings) losses consolidated
          subsidiaries                                                                      103              1,280
   Identifiable assets                                                                  158,649            147,072
   Capital expenditures                                                                      55                 24
   Depreciation and amortization                                                            314                139
CORPORATE AND OTHER:
   Operating income (loss)                                                        $      (2,801)     $      (4,077)
   Non-controlling interest in (earnings) losses consolidated
          subsidiaries                                                                    1,146              1,981
   Identifiable assets                                                                  216,639            341,525
   Capital expenditures                                                                   6,264              1,109
   Depreciation and amortization                                                          3,644              3,999
CONSOLIDATED:


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,

(In thousands)

                                                                                        2000                1999
                                                                                        ----                ----

   Revenues                                                                       $     223,541      $    200,171
   Operating income (loss)                                                                2,068              (439)
   Equity in earnings (losses of affiliates)                                            (24,119)          (24,390)
   Non-controlling interest in (earnings) losses consolidated
          Subsidiaries                                                                    1,249             3,261
   Identifiable assets                                                                  982,360         1,092,912
   Capital expenditures                                                                  10,556             9,716
   Depreciation and amortization                                                         12,040            10,180


(5)      EARNINGS PER SHARE

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

In periods of net loss, the assumed conversion of convertible notes and stock options is anti-dilutive. Accordingly, fully diluted per-share losses are the same as basic losses per share disclosed on the accompanying statements of operations. If the company had reported net income for the three months ended March 31, 2000 and 1999, the number of shares used in calculating diluted earnings per share would have been 41,220,187 and 41,751,171, respectively.

(6)      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and associated differences are as follows:


                                                               THREE MONTHS ENDED
                                                                   MARCH 31,

                                                            2000            1999
                                                            ----            ----
       (In thousands)


       Differences between net income (loss), as reported, and comprehensive income (loss):

       Net loss, as reported                            $   (26,524)   $   (26,163)
       Translation adjustments                              (613)           325
                                                        ------------   -----------
            Comprehensive loss                          $   (27,137)   $   (25,838)
                                                        ============   ============

       Accumulated differences between
         net loss, as reported, and
         comprehensive loss:

       Beginning of period                              $    (5,159)   $    (7,149)
       Translation adjustments                                 (613)           325
                                                        ------------   -----------
            End of period                               $    (5,772)   $    (6,824)
                                                        ============   ============

 (7)      INVESTMENTS IN AND ADVANCES TO ORBCOMM

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

Pursuant to the terms of the partnership agreements, until December 31,1999, (i) OCC and Teleglobe Mobile shared equal responsibility for the operational and financial affairs of ORBCOMM, (ii) OCC controlled and consolidated the operational and financial affairs of ORBCOMM USA, and (iii) Teleglobe Mobile controlled the operational and financial affairs of ORBCOMM International. Since OCC was unable to control, but was able to exercise significant influence over ORBCOMM's and ORBCOMM International's operational and financial affairs, the company accounted for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting.

In January 2000, Orbital entered into an agreement (the "Omnibus Agreement") with ORBCOMM, Teleglobe, OCC, and Teleglobe Mobile pursuant to which:

 - Teleglobe Mobile became ORBCOMM's sole general partner and majority owner, with an interest of approximately 66% as of March 31, 2000;

 - OCC remained as a limited partner to ORBCOMM, with a minority ownership interest of approximately 34% as of March 31, 2000; and

 - Orbital received a payment plan from ORBCOMM to settle deferred invoice amounts.

As a result of the Omnibus Agreement and the related reduction in the company's ownership interest in ORBCOMM, the company's share of ORBCOMM's total capital exceeded the book value of Orbital's investment in ORBCOMM. Accordingly, Orbital recorded a $11,736,000 increase in additional paid-in capital in the first quarter of 2000 as a result of this transaction. A deferred tax obligation of $4,448,000 was established with a corresponding reduction in the deferred tax valuation allowance.

As part of the Omnibus Agreement, on January 26, 2000, OCC and Teleglobe Mobile each contributed its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively, to ORBCOMM. As a result of this contribution, these companies ceased doing business as separate entities and ORBCOMM assumed their business operations. Consequently, Orbital no longer consolidates ORBCOMM USA's financial statements. The contribution of ORBCOMM USA to ORBCOMM resulted in a decrease in Orbital's investments in affiliates of $9,008,000 and non-cash changes to balance sheet accounts as follows (in thousands):

     Decrease in accounts receivable and other current assets                              $     (742)
     Decrease in accounts payable and other accrued liabilities                                   414
     Decrease in due to affiliates                                                             17,992
     Increase in non controlling interest in net assets of consolidated subsidiary             (8,656)
                                                                                             ----------
               Net                                                                         $    9,008
                                                                                             ==========

Through December 31, 1999, the company had deferred invoicing ORBCOMM for approximately $91,000,000. Additionally, approximately $33,000,000 (including interest) of these amounts was advanced from an affiliate of Teleglobe to Orbital. As part of the Omnibus Agreement, Orbital, Teleglobe and ORBCOMM agreed, among other things, to settle the deferred invoicing and related cash advances. In January 2000, ORBCOMM paid the company approximately $33,000,000 in cash, which was then used by the company to repay the advances from Teleglobe. In addition, in March 2000, Orbital converted approximately $33,000,000 of its deferred invoices into partnership interests of ORBCOMM. Also, in January 2000, the company converted $2,962,000 of invoices due to Orbital from ORBCOMM pursuant to an administrative services agreement into an equity contribution to ORBCOMM. Finally, of the remaining $25,000,000 owed to Orbital, ORBCOMM paid one-third of the balance in the first quarter of 2000 and the balance is due by June 2001.

At March 31, 2000 and December 31, 1999, Orbital's investments in and advances to ORBCOMM was approximately $97,605,000 and $107,989,000, respectively. In addition, ORBCOMM owed the company a total of $30,222,000 and $48,711,000 at March 31, 2000 and December 31, 1999, respectively, which is included in receivables in the accompanying balance sheet.

(8)      DEBT OBLIGATIONS

Orbital has a credit facility with an international syndicate of nine banks. This credit facility contains certain financial and operating covenants. In April 2000, Orbital and the banks signed an amendment that waived Orbital's noncompliance with certain covenants for all periods prior to the amendment date and established new covenant levels for 2000 net worth, leverage (including senior leverage), fixed charges, capital expenditures and subsidiary debt. Orbital also agreed with its banks to further reduce the total amount that is available under the facility on August 1, 2000, by either (i) an additional $40,000,000 if Orbital and the banks restructure the facility by May 31, 2000, or (ii) by an additional $60,000,000 if Orbital is unsuccessful in restructuring the facility by that date. Orbital is required to apply toward this reduction 50% of the net cash proceeds that Orbital receives from any equity offering, asset sale or debt issuance by Orbital or its domestic wholly owned subsidiaries. In addition, Orbital agreed to further reduce the facility to $85,000,000 by July 2001.

The company's 12% note payable restricts the payment of cash dividends and contains certain covenants with respect to fixed charges ratio, leverage ratio and tangible net worth, and includes certain cross-default provisions. In April 2000, Orbital and the noteholder signed an amendment that waived noncompliance with certain financial covenants for all periods prior to the amendment date and for 2000.

(9)       COMMITMENTS AND CONTINGENCIES

In the first quarter of 1999, a number of class action lawsuits were filed against the company alleging violations of the federal securities laws on behalf of purchasers of the company's stock during the period from April 21, 1998 through February 16, 1999, and seeking monetary damages. An additional class action complaint was filed in 1999 on behalf of purchasers of call options. In the fourth quarter of 1999, in connection with the company's announcement of the restatement of its financial statements for fiscal years 1997, 1998 and the first two quarters of 1999, a class action lawsuit was filed against the company alleging violations of the federal securities laws, on behalf of purchasers of the company's stock and call options during the period from April 22, 1997 through October 29, 1999. These class action lawsuits have been consolidated. While the amounts to be claimed may be substantial, the company believes that the allegations are without merit and intends to defend vigorously against such allegations.

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

In the first quarter of 2000, PT Media Citra Indostar, an Indonesian company ("PT-MCI"), commenced arbitration seeking a refund of $163,000,000 PT-MCI asserts it paid in connection with a communications satellite constructed by CTA under a contract that was assigned to Orbital in connection with its acquisition of CTA. PT-MCI's allegations include fraud and multiple breaches of contract. The company's claims against PT-MCI for unpaid invoices in the approximate amount of $14,000,000 are also part of the arbitration proceedings. Orbital believes that PT-MCI's allegations are without merit and intends to vigorously defend against such allegations. In addition, under the terms of the CTA acquisition, Orbital believes it is entitled to indemnification from CTA for all or a part of any damages arising from the PT-MCI litigation and that CTA retains liability for certain fraud claims being made by PT-MCI.

The company is currently arbitrating a claim brought by a claimant alleging that the company is in actual or anticipatory breach of obligations allegedly imposed on the company in a decision in a previous arbitration proceeding brought by the claimant against CTA. The claimant claims that he is entitled to a sum exceeding $30,000,000 from the company, as successor-in-interest to CTA. Management believes that the allegations in these proceedings are without merit and intends to vigorously defend against such allegations. In addition, under the terms of the CTA acquisition, Orbital believes it is entitled to indemnification from CTA for all or a part of any damages arising from this litigation.

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

(10)     SUBSEQUENT EVENT

In April, 2000, our MacDonald, Dettwiler and Associates Ltd. ("MDA") subsidiary entered into a revised credit facility with its commercial bank. The new facility provides for total borrowings of approximately $133,000,000 and includes certain operational and financial covenants including certain restrictions on the payment of dividends. The facility is non-recourse to Orbital.

In April 2000, the company's MDA subsidiary acquired certain of the assets and liabilities of the DataQuick Products division of Acxiom Corporation for $55,500,000 (the "DataQuick Acquisition"). MDA paid $30,000,000 of the purchase price in cash at closing and deferred payment of the remaining portion until October 2000. This acquisition will be accounted for using the purchase method of accounting.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

With the exception of historical information, certain statements included in this discussion relating to future revenues, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, financing plans, the outcome of pending litigation and the performance of our affiliates, Orbital Imaging Corporation ("ORBIMAGE"), ORBCOMM Global L.P. ("ORBCOMM") and CCI International NV ("CCI"), are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or investments to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements. Such factors include: general and economic business conditions, launch results, product performance, risks associated with government contracts, market acceptance of consumer products, the introduction of products and services by competitors, risks associated with acquired businesses, availability of required capital, market acceptance of new products and technologies, risks associated with long-term contracts, lack of control over certain subsidiaries and affiliates, the effects of pending or possible litigation or government investigations and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Our products and services are grouped into three business sectors: space and ground infrastructure systems, satellite access products and satellite services. Space and ground infrastructure systems consists of several reportable segments, including launch vehicles and advanced programs, satellites and related space systems, electronics and sensor systems and transportation management systems, and satellite ground systems, space robotics and mapping and land information services. Our satellite access products sector consists of satellite-based navigation, positioning and communications products. Satellite services include the following services conducted by our affiliates, ORBCOMM, ORBIMAGE and CCI and our subsidiaries Radarsat International Inc. ("RSI") and Orbital Navigation Corporation ("ORBNAV"): satellite-based two-way mobile data communications services, remote imaging services, satellite-based automotive information services and satellite-based voice communications services. We do not control the operational and financial affairs of ORBCOMM, ORBIMAGE and CCI and consequently their financial results are not consolidated with our results.

RECENT DEVELOPMENTS. In April 2000, our MDA subsidiary acquired certain of the assets and liabilities of the DataQuick Products division of Acxiom Corporation for $55,500,000 (the "DataQuick Acquisition"). We paid $30,000,000 of the purchase price in cash at closing and deferred payment of the remaining portion until October 2000. We will account for the acquisition using the purchase method of accounting.

In April, 2000, our MDA subsidiary entered into a revised credit facility with its commercial bank. The new facility provides for total borrowings of approximately $133,000,000 and includes certain operational and financial covenants, including certain restrictions on the payment of dividends. The facility is non-recourse to Orbital.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

REVENUES. Our consolidated revenues for the three-month periods ended March 31, 2000 and 1999 were $223,541,000 and $200,171,000, respectively. Revenues for the three months ended March 31, 2000 and 1999 include sales to non-controlled and unconsolidated affiliates of $24,447,000 and $36,327,000, respectively.

Space and Ground Infrastructure Systems. Revenues from our space and ground infrastructure systems sector totaled $195,388,000 and $171,081,000 for the three months ended March 31, 2000 and 1999, respectively.

Revenues from our launch vehicles and advanced programs decreased to $34,900,000 in the first quarter of 2000, from $43,411,000 in the first quarter of 1999. The decrease in revenues in 2000 as compared to a year ago is primarily attributable to customer-induced launch schedule changes by our government customers and reduced demand from our commercial customers.

For the three months ended March 31, 2000, revenues from satellites and related space systems increased to $67,400,000 from $63,166,000 in the first three months of 1999. The increase in satellite sales is primarily due to additional revenues generated from two commercial geosynchronous satellite contracts received since late 1998.

Revenues from electronics and sensor systems and transportation management systems decreased slightly to $35,397,000 for the three months ended March 31, 2000 from $35,813,000 in the comparable 1999 period.

Revenues from satellite ground systems, space robotics and mapping and land information services increased to $57,691,000 in the first quarter of 2000 as compared to $28,691,000 in the comparable 1999 quarter. The significant increase in 2000 revenues resulted primarily from the acquisition of the space robotics division of Spar Aerospace Ltd. (completed in May 1999) and the acquisition of an operating license for our land information services (acquired from the British Columbia government in April 1999), as well as from work performed on orders received in late 1998 for a new satellite remote imaging system and in 1999 for several satellite ground systems and system upgrades.

Satellite Access Products. Revenues from sales of satellite-based navigation, positioning and communications products in the first quarter of 2000 were $24,691,000 as compared to $26,994,000 for the first quarter of 1999. The slight decrease in sector revenues is attributable to reduced sales of high-precision industrial navigation and positioning products.

Satellite Services. Revenues for this sector totaled $3,462,000 and $2,096,000 in the first quarters of 2000 and 1999, respectively. Revenues in 2000 and 1999 include those generated by our consolidated subsidiary, RSI. In 1999, sector revenues also included ORBCOMM's domestic operation, ORBCOMM USA, L.P. ("ORBCOMM USA"), which we consolidated in 1999. Effective January 1, 2000, we no longer consolidate ORBCOMM USA's results of operations.

GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and under various development and production contracts. Gross profit depends on a number of factors, including the mix of contract types and costs incurred thereon in relation to estimated costs. Our consolidated gross profit for the first quarter of 2000 was $41,888,000 (19% of revenues) as compared to $41,050,000 (21% of revenues) for the first quarter of 1999.

Space and Ground Infrastructure Systems. Gross profit margins from our space and ground infrastructure systems totaled $32,340,000 (17% of sector revenues) and $33,206,000 (19% of sector revenues) for the three months ended March 31, 2000 and 1999, respectively.

Gross profit margins from launch vehicles and advanced programs were 21% for the first quarter of 2000 as compared to 15% for the first quarter of 1999. The lower gross margin for launch vehicles in 1999 was primarily due to completing work in that quarter on certain less profitable space and suborbital launch vehicle contracts. Satellites contributed gross margins of 9% during the first quarter of 2000 as compared to 17% during the first quarter of 1999. The decrease in satellite gross margins in 2000 is due to work performed on two large, commercial geosynchronous satellite contracts won in late 1998 and early 1999. These contracts contain a significant amount of lower margin, external subcontract effort, as well as substantial non-recurring engineering costs incurred in modifying the design of these products for specific customer requirements. For the three months ended March 31, 2000 and 1999, electronics and sensor systems and transportation management systems gross margins were 25% and 26%, respectively. Finally, gross margins for ground systems, space robotics and mapping and land information services were 18% and 23% for the first quarter of 2000 and 1999, respectively. The decrease in gross margins is due to an increase in lower margin, subcontract work on several contracts, and to lower margins on certain new international defense contracts and land information services.

Satellite Access Products. Gross margins for satellite access products increased slightly to 34% of revenues for the first quarter of 2000 as compared to 31% for the first quarter of 1999.

Satellite Services. Gross margins for this sector in 2000 include those generated by ORBNAV and RSI. Gross margins for this sector in 1999 also included those generated by ORBCOMM USA. This sector had a gross profit margin of $1,086,000 during the first quarter of 2000, as compared to a gross margin loss of $648,000 for the first quarter of 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended March 31, 2000 and 1999 were $8,089,000 (4% of revenues) and $10,082,000
(5% of revenues), respectively. Research and development expenses in both quarters relate primarily to the development of new or improved satellite access products, improved launch vehicles and new satellite initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of our finance, legal, administrative and general management functions. Selling, general and administrative expenses for the three months ended March 31, 2000 and 1999 were $28,132,000 (13% of revenues) and $28,541,000 (14% of revenues), respectively.

NET INVESTMENT INCOME (EXPENSE). Net investment income (expense) was ($4,449,000) and ($3,297,000) for the three months ended March 31, 2000 and 1999, respectively. Investment income reflects interest earnings on short-term investments and realized gains and losses on investments, reduced by interest expense of $6,038,000 and $4,121,000 on outstanding debt for the three months ended March 31, 2000 and 1999, respectively. Interest expense has been reduced by capitalized interest of $466,000 and $779,000 in the first three months of 2000 and 1999, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the three months ended March 31, 2000 and 1999 were ($22,870,000) and ($21,129,000), respectively. These amounts primarily represent
(i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE, (ii) our proportionate share of ORBCOMM's and ORBIMAGE's current period earnings and losses, (iii) preferred dividends and beneficial conversion rights to other investors in ORBIMAGE and (iv) non-controlling stockholders' proportionate share of our consolidated subsidiaries' current period earnings and losses. Our proportionate share of ORBCOMM's losses declined in the first quarter of 2000 due to a reduction in our ownership interest in ORBCOMM from 50% in 1999 to approximately 34% in the first quarter of 2000. In 1999, non-controlling interests also included non-controlling stockholders' proportionate share of RSI's and ORBCOMM USA's current period earnings and losses.

PROVISION FOR INCOME TAXES. We recorded an income tax provision of $1,273,000 and $1,298,000 for the three-month periods ended March 31, 2000 and 1999, respectively. The provision in both periods was entirely due to foreign taxes attributable to our Canadian operations. Our interim income tax provision is based on an estimate of our full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

NET LOSS. Our consolidated net loss for the three months ended March 31, 2000 and 1999 was $26,524,000 and $26,163,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our growth has required, and continues to require, substantial capital to fund investments in affiliates, business acquisitions, expanding working capital needs, new business initiatives, research and development and capital expenditures. We have funded these requirements to date through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings of Orbital and its subsidiaries. Our liquidity has been constrained primarily as a result of our inability to access capital markets prior to the completion of the restatement of our financial statements. In addition, we agreed to a permanent reduction in the outstanding amount under our primary credit facility in the fourth quarter of 1999 and we cannot borrow additional funds under such facility.

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

Cash and investments were $65,826,000 and total debt obligations were $367,151,000 at March 31, 2000. The outstanding debt is comprised primarily of our $100,000,000 convertible 5% subordinated notes due in 2002, advances under several credit facilities, secured and unsecured notes, and asset-based financings. Cash and investments at March 31, 2000 included approximately $11,641,000 restricted to support bank covenants and outstanding letters of credit. Our current ratio was .94 at March 31, 2000. Our ratio of total debt less cash and investments to total debt plus total stockholders' equity was approximately 47% at March 31, 2000.

Our primary credit facility provides for total borrowings from an international syndicate of banks of up to $165,000,000, all of which was drawn and outstanding as of March 31, 2000 at a weighted average interest rate of 9.83%. These borrowings are collateralized by accounts receivable, intellectual property and certain other assets, including the stock of our wholly owned subsidiaries and MDA. The facility prohibits the payment of cash dividends, contains certain covenants with respect to our working capital levels, fixed charges ratio, leverage ratio and net worth, and expires in December 2002. We amended this facility several times in the past twelve months to waive noncompliance with certain financial covenants and to amend other covenants (including with respect to net worth, leverage and fixed charges). We also permanently reduced the total amount available under the facility from an original $200,000,000 to the current level of

$165,000,000. In April 2000, we signed an amendment that waived noncompliance with certain covenants for all periods prior to the amendment date, and established new covenant levels for 2000 for net worth, leverage (including senior leverage), fixed charges, capital expenditures, and subsidiary debt. We also agreed with our banks to further reduce the total amount that is available under the facility on August 1, 2000 by either (i) an additional $40,000,000 if we and the banks restructure the facility by May 31, 2000 or (ii) by an additional $60,000,000 if we are unsuccessful in restructuring the facility by that date. We are required to apply toward this reduction 50% of the net cash proceeds that we receive from any equity offering, asset sale or debt issuance by us or our domestic wholly owned subsidiaries. In addition, we agreed to further reduce the facility to $85,000,000 by July 2001. We are currently in discussions with our banks on restructuring the facility.

We are no longer obligated to provide additional capital to ORBCOMM. ORBCOMM will require additional funding in 2000, and we understand that ORBCOMM and Teleglobe are currently analyzing different capital raising and funding alternatives, including continued capital contributions from Teleglobe and/or obtaining additional equity participants.

We invested approximately $10,556,000 in capital expenditures for various satellite, launch vehicle and other infrastructure production, manufacturing and test equipment, leasehold improvements and office equipment in the first quarter of 2000. Our operations provided net cash of $4,336,000 during the first quarter of 2000.

We have a contingent commitment to provide additional equity financing to ORBIMAGE in the amount of up to $12,500,000 based on ORBIMAGE's cash requirements. In addition to our contingent commitment, ORBIMAGE will require additional funding in 2000 and is currently analyzing different capital raising and funding alternatives, including obtaining additional equity and debt capital.

Under the company's 12% note, we are scheduled to pay down principal in the amount of $6,667,000 in June 2000. This payment reduces the outstanding principal amount of the note from $13,333,000 to $6,666,000. The remaining principal amount is due in June 2001.

We are scheduled to pay the $25,500,000 deferred portion of the DataQuick Acquisition in October 2000 using proceeds from MDA's new credit facility.

We are expanding our offices and satellite-related engineering, manufacturing and operations facilities adjacent to our Northern Virginia corporate headquarters in order to consolidate certain operational facilities and office space and provide for future growth. Construction has commenced and is expected to continue into 2001. To finance the majority of this expansion, we have negotiated a built-to-suit agreement with a developer for the office expansion. We are actively pursing third-party financing for the engineering, manufacturing and operating facilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT
         MARKET RISK

The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar and Japanese yen. At March 31, 2000, the majority of the company's long-term debt consisted of its $100,000,000 5% convertible subordinated notes, due 2002. The fair market value of these convertible securities fluctuates with the company's stock price, and was $75,000,000 at March 31, 2000.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the first quarter of 2000, PT Media Citra Indostar, an Indonesian company ("PT-MCI"), commenced arbitration seeking a refund of $163,000,000 PT-MCI asserts it paid in connection with a communications satellite constructed by CTA under a contract that was assigned to Orbital in connection with its acquisition of CTA. PT-MCI's allegations include fraud and multiple breaches of contract. The company's claims against PT-MCI for unpaid invoices in the approximate amount of $14,000,000 are also part of the arbitration proceedings. Orbital believes that PT-MCI's allegations are without merit and intends to vigorously defend against the allegations. In addition, under the terms of the CTA acquisition, Orbital believes it is entitled to indemnification from CTA for all or a part of any damages arising from the PT-MCI litigation and that CTA retains liability for certain fraud claims being made by PT-MCI. The eventual outcome of the foregoing is uncertain and could have a material adverse impact on the company's results of operations and financial condition.

         In addition, the company and its subsidiaries are parties to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on our results of operations or financial position.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

         (b)    Reports on Form 8-K

                (i) On January 7, 2000, we filed a Current Report on Form 8-K, dated December 22, 1999, disclosing, under Item 5, the sale of one-third of the stock of MDA and certain bank matters.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ORBITAL SCIENCES CORPORATION

DATED:  May 15, 2000                        By:  /s/  David W. Thompson
                                               ------------------------
                                                 David W. Thompson, Chairman
                                                 and Chief Executive Officer

DATED:  May 15, 2000                        By:  /s/  Jeffrey V. Pirone
                                               ------------------------
                                                 Jeffrey V. Pirone, Executive Vice President
                                                 and Principal Financial Officer

                                  EXHIBIT INDEX

The following exhibit is filed as part of this report.


Exhibit No.                Description
-----------                -----------
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