Form 10-Q/A
period 1999-06-30
ORBITAL SCIENCES CORP /DE/
filed 2000-05-25
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                 FORM 10-Q/A

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                            For the quarter ended

                                June 30, 1999


                        ORBITAL SCIENCES CORPORATION


                       Commission file number 0-18287



                 Delaware                             06-1209561
 -------------------------------------     --------------------------------
         (State of Incorporation)             (IRS Identification number)

         21700 Atlantic Boulevard
          Dulles, Virginia 20166                    (703) 406-5000
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (Telephone number)




 The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

 As of August 12, 1999, 37,396,444 shares of the registrant's common stock were outstanding.

                              Explanatory Note


Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the years ended December 31, 1998, 1997, 1996 and 1995 and its condensed consolidated quarterly financial statements for 1999, 1998, 1997, 1996 and 1995. This amendment includes in
Item 1 such restated condensed consolidated financial statements and related footnotes thereto for the three and six months ended June 30, 1999 and 1998, and other information relating to such restated condensed consolidated financial statements. This amendment also includes in Item 2 the company's restated results of operations, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        ORBITAL SCIENCES CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)


A S S E T S
                                                            June 30,   December 31,
                                                              1999        1998
                                                            --------   ------------
CURRENT ASSETS:                                            (Restated)  (Restated)
  Cash and cash equivalents                               $   29,148   $ 15,268
  Restricted cash and short-term investments, at market       13,682      7,922
  Receivables, net                                           270,446    215,110
  Inventories, net                                            59,531     58,141
  Deferred income taxes and other assets                      12,255      7,686
                                                          ----------    -------
  Total current assets                                       385,062    304,127

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $111,685 and
  $99,839, respectively                                      156,115    139,401

INVESTMENTS IN AND ADVANCES TO AFFILIATES, net               202,243    199,267

GOODWILL,less accumulated amortization of $35,254 and
     $28,744, respectively                                   276,654    227,351

DEFERRED INCOME TAXES AND OTHER ASSETS                        68,813     25,046
                                                           ---------   --------
TOTAL ASSETS                                              $1,088,887   $895,192
                                                           =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of
    long-term obligations                                 $   52,160   $ 26,814
  Accounts payable                                            75,001     39,095
  Accrued expenses                                           108,217    108,488
  Deferred revenues                                          135,171     76,678
                                                          ----------   --------
  Total current liabilities                                  370,549    251,075

DUE TO JOINT VENTURE PARTNER                                  21,911     26,829

LONG-TERM OBLIGATIONS, net of current portion                302,452    181,281

OTHER LIABILITIES                                             15,080      3,007
                                                          ----------    -------
TOTAL LIABILITIES                                            709,992    462,192

NON-CONTROLLING INTERESTS IN
  NET ASSETS OF CONSOLIDATED SUBSIDIARIES                     8,132      13,648

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000
     shares authorized, none outstanding                         --          --
          Common Stock, par value $.01; 80,000,000 shares
          authorized, 37,204,523 and 37,018,256 shares
          outstanding, respectively after deducting
          20,877 shares held in treasury                        372         370
   Additional paid-in capital                               493,018     490,540
   Accumulated other comprehensive income                    (5,984)     (7,149)
   Accumulated deficit                                     (116,643)    (64,409)
                                                           --------     -------
   Total stockholders' equity                               370,763     419,352
                                                          ---------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $1,088,887    $895,192
                                                         ==========    ========

   See accompanying notes to condensed consolidated financial statements.
                                     -3-


                        ORBITAL SCIENCES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share data)



                                                              For the Three Months
                                                                  Ended June 30,
                                                              --------------------
                                                                1999        1998
                                                                ----        ----
                                                              (Restated)   (Restated)

REVENUES                                                        $226,484    $181,926

COSTS OF GOODS SOLD                                              177,230     138,379
                                                               ---------    --------
GROSS PROFIT                                                      49,254      43,547
RESEARCH AND DEVELOPMENT EXPENSES                                 10,622      12,016
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      28,891      27,930
AMORTIZATION OF GOODWILL                                           3,233       2,278
                                                               ---------    --------
INCOME FROM OPERATIONS                                             6,508       1,323


NET INVESTMENT INCOME (EXPENSE)                                   (5,409)       (802)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                        (27,334)    (14,579)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                   2,192       6,075
                                                                --------     -------
LOSS BEFORE PROVISION FOR INCOME TAXES                           (24,043)     (7,983)

PROVISION FOR INCOME TAXES                                         2,028       1,390
                                                                --------     -------
NET LOSS                                                       $ (26,071)   $ (9,373)
                                                               =========     =======


NET LOSS PER COMMON AND DILUTIVE SHARE                           $(0.70)     $(0.26)


SHARES USED IN COMPUTING NET LOSS PER COMMON
AND DILUTIVE SHARE                                            37,196,970   35,979,989
                                                              ==========   ==========

    See accompanying notes to condensed consolidated financial statements.


                        ORBITAL SCIENCES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share data)

                                                                For the Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                    1999        1998
                                                                    ----        ----
                                                                  (Restated)  (Restated)
REVENUES                                                            $426,656    $367,953

COSTS OF GOODS SOLD                                                  336,351     273,436
                                                                    --------    --------
GROSS PROFIT                                                          90,305      94,517

RESEARCH AND DEVELOPMENT EXPENSES                                     20,703      22,634
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          57,434      55,170
AMORTIZATION OF GOODWILL                                               6,099       4,539
                                                                      ------      ------
INCOME FROM OPERATIONS                                                 6,069      12,174


NET INVESTMENT INCOME (EXPENSE)                                       (8,707)     (2,865)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                            (51,723)    (44,310)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
    OF CONSOLIDATED SUBSIDIARIES                                       5,453       9,057

                                                                   ---------   ---------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                      (48,908)    (25,944)

PROVISION FOR INCOME TAXES                                             3,326       2,760
                                                                   ---------    --------
NET LOSS                                                           $ (52,234)   $(28,704)
                                                                   ==========   =========


NET LOSS PER COMMON AND DILUTIVE SHARE                               $(1.41)    $ (0.83)


SHARES USED IN COMPUTING NET LOSS PER COMMON AND DILUTIVE SHARE   37,167,662  34,408,545
                                                                  ==========  ==========

    See accompanying notes to condensed consolidated financial statements.



                                     -5-

                        ORBITAL SCIENCES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)


                                                                       For the Six Months
                                                                         Ended June 30,
                                                                       ------------------
                                                                       1999        1998
                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:                               (Restated)   (Restated)
  Net loss                                                         $  (52,234)   $ (28,704)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
       Depreciation and amortization expenses                          22,434       17,088
       Amortization of prepaid financing costs                          1,297          265
       Equity in losses of affiliates                                  51,723       44,310
       Non-controlling interests in losses of
         consolidated subsidiaries                                     (5,453)      (9,057)
       Changes in assets and liabilities:
  (Increase) decrease in current and other
      non-current assets                                              (34,185)       4,382
  Increase (decrease) in current and other
      non-current liabilities                                          38,654      (36,550)
                                                                   ----------     --------
Net cash provided by (used in) operating activities                    22,236       (8,266)
                                                                   ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (24,914)     (17,879)
   Payments for business combinations                                 (22,501)        --
   Purchase of other assets                                           (14,006)        --
   Purchases, sales and maturities of available-for-sale
     investment securities, net                                           ---        8,160
   Investments in and advances to affiliates                          (45,533)     (60,974)
                                                                      --------     --------
Net cash used in investing activities                                (106,954)     (70,693)
                                                                     ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings (repayments)                              (1,176)      (3,316)
   Principal payments on long-term obligations                        (55,090)     (71,457)
   Net proceeds from issuances of long-term obligations               156,000       22,000
   Advances from (repayments to) joint venture partner                 (4,918)      10,593
   Net proceeds from issuances of common stock                          2,480      161,020
                                                                     --------     --------
Net cash provided by financing activities                              97,296      118,840
                                                                     --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 1,302         (515)
                                                                     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   13,880       39,366


CASH AND CASH EQUIVALENTS, beginning of period                         15,268        6,391
                                                                    ---------   ----------
CASH AND CASH EQUIVALENTS, end of period                            $  29,148    $  45,757
                                                                    =========    =========

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

(2)  Restatements

Management has determined to restate its previously issued unaudited consolidated financial statements for 1999 and 1998 with respect to its accounting treatment for certain matters, including among other things, its accounting for equity method investments, capitalized costs and certain other matters. For a full description of the restatement matters, refer to Notes 2A and 13 to the company's consolidated financial satements included in the company's 1999 Annual Report on Form 10-K previously filed with the Commission.

The effect of the restatement matters on the company's previously reported revenues, gross profit, income from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:

                                                      Quarter      Six Months
                                                       Ended         Ended
                                                      June 30,      June 30,
                                                      --------      --------
1999, restated:
Revenues                                             $   226,484      $426,656
Gross profit                                              49,254        90,305
Income from operations                                     6,508         6,069
Net loss                                                 (26,071)      (52,234)
Net loss per common and dilutive share                    (0.70)        (1.41)

1999, as previously reported:
Revenues                                              $  232,286      $436,624
Gross profit                                              54,832       101,143
Income from operations                                    12,504        16,140
Net loss                                                 (10,149)      (26,020)
Net loss per common and dilutive share                    (0.27)        (0.70)

1998, restated:
Revenues                                              $  181,926      $367,953
Gross profit                                              43,547        94,517
Income from operations                                     1,323        12,174
Net loss                                                  (9,373)      (28,704)
Net loss per common and dilutive share                    (0.26)        (0.83)

1998, as previously reported
Revenues                                              $  184,516      $370,675
Gross profit                                              50,851       102,225
Income from operations                                     8,251        21,616
Net income                                                 5,998        10,743
Net income per common and dilutive share                    0.17          0.31


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


(In thousands)                    Three       Three        Six         Six
                                  Months      Months      Months      Months
                                  (1999)      (1998)       1999        1998
                                   ----        ----        ----        ----
Space and ground                (Restated)  (Restated)  (Restated)  (Restated)
  infrastructure systems:
    Revenues                      $195,190    $156,651    $366,272    $316,074
    Operating income                10,443      15,171      21,482      31,834
    Identifiable assets (1)        752,161     605,316     752,161     605,316
    Capital expenditures            10,049      10,856      19,081      16,173
    Depreciation and
       amortization                  9,577       6,503      17,178      13,269
Satellite access products:
    Revenues                      $ 26,775    $ 25,016    $ 52,947    $ 51,556
    Operating loss                  (2,627)    (13,064)     (5,444)    (17,240)
    Non-controlling interests
     in (earnings)losses of
     consolidated subsidiaries       1,555       5,726       2,889       7,941
    Identifiable assets (1)        134,483     121,196     134,483     121,196
    Capital expenditures               690         761       1,371       1,265
    Depreciation and amortization    2,178       2,047       4,131       3,819
Satellite services:
    Revenues                      $  4,519     $   259    $  7,437     $   323
    Operating loss                  (1,308)       (784)     (9,969)     (2,420)
    Equity in earnings
     (losses) of affiliates        (27,334)    (14,579)    (51,723)    (44,310)
    Non-controlling interests
     in (earnings)losses of
     consolidated subsidiaries         637         349       2,564       1,116
    Identifiable assets (1)        202,243     168,680     202,243     168,680
    Capital expenditures             4,459          28       4,462         441
    Depreciation and amortization      499          --       1,125          --

Consolidated:
    Revenues                      $226,484    $181,926    $426,656    $367,953
    Operating income                 6,508       1,323       6,069      12,174
    Equity in earnings
      (losses) of affiliates       (27,334)    (14,579)    (51,723)    (44,310)
    Non-controlling interests
      in (earnings)losses of
      consolidated subsidiaries      2,192       6,075       5,453       9,057
    Identifiable assets (1)      1,088,887     895,192   1,088,887     895,192
    Capital expenditures            15,198      11,645      24,914      17,879
    Depreciation and amortization   12,254       8,550      22,434      17,088

(1)  Identifiable assets are as of June 30, 1999 and December 31, 1998.

(5)  Business Combinations and Investments in and Advances to Affiliates

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

In May 1999, the company acquired all the assets and certain liabilities of the space robotics division of Toronto-based Spar Aerospace Limited ("Spar") for approximately $43,000,000. The company paid one-half of the purchase price in cash at closing and issued an unsecured 8% note, due May 2000, for the remainder. The company will account for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $56,000,000.
Orbital anticipates that the excess of purchase price over net assets acquired will be amortized on a straight-line basis over 30 years.
However, the final amortization period as well as the final allocation of purchase price to net assets acquired will be determined as appraisals and other studies are completed.

In May 1999, the company also entered into a $37,000,000 long-term license agreement with the British Columbia provincial government whereby the company obtained the exclusive rights to use certain government information databases (the "License Agreement"). The company intends to provide internet-based services pursuant to the License Agreement. The company paid approximately $13,000,000 in cash and borrowed approximately $24,000,000 to acquire the license. The cost of this license is classified as an other long-term asset and is being amortized on a straight line basis over ten years.

The company provided ORBCOMM Global, L.P. $34,000,000 in capital and $7,000,000 of deferred invoicing for work performed under a satellite and launch procurement contract (approximately one-half of the deferred invoicing has been advanced to Orbital by an affiliate of Teleglobe, Inc.) during the first half of 1999.


(6)  Income Taxes

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

In periods of net loss, the assumed conversion of convertible notes and exercise of stock options are anti-dilutive. Assuming conversion of convertible notes and the dilutive impact of outstanding stock options for the three and six months ended June 30, 1999, dilutive shares would have been 41,544,655 and 41,733,440, respectively and 40,815,134 and 39,284,011, respectively for the three and six months ended June 30, 1998.

(8)  Comprehensive Loss

Comprehensive loss and associated differences are as follows:

                                        Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                        ------------------    ----------------
(In thousands)                          1999       1998        1999        1998
                                        ----       ----        ----        ----
                                     (Restated) (Restated)  (Restated) (Restated)

Differences between net loss, as
  reported, and comprehensive loss:
Net loss, as reported              $ (26,071)   $ (9,373)  $ (52,234)   $(28,704)
Unrealized gains (losses) on
  short-term investments                   --         --           --      (136)
Translation adjustments                   840       (758)       1,165      (515)
                                   ----------   --------    --------    -------
  Comprehensive loss               $  (25,231)  $ (10,131)  $ (51,069)  $(29,355)
                                   ==========   =========   =========   ========
Accumulated differences between
  net income (loss), as reported, and
  comprehensive income (loss):
Beginning of period                $ (6,824)    $ (4,564)   $ (7,149)  $ (4,671)
Unrealized gains (losses) on
  short-term investments                  --           --          --      (136)
Translation adjustments                  840        (758)      1,165       (515)
                                   ---------    --------    --------   --------
       End of period               $  (5,984)   $ (5,322)   $ (5,984)  $ (5,322)
                                   =========    ========    ========   ========

(9)  Commitments and Contingencies

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements included in this discussion relating to future revenues, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, "Year 2000" issues, the outcome of pending litigation and the performance of our affiliates, Orbital Imaging Corporation ("ORBIMAGE"), ORBCOMM Global L.P. ("ORBCOMM") and CCI International NV ("CCI"), are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, achievements or investments of Orbital to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements. Such factors include general economic and business conditions, launch results, product performance, risks associated with government contracts, market acceptance of consumer and industrial products, the introduction of products and services by competitors, risks associated with acquired businesses, the availability of required capital, our ability and the ability of our customers and suppliers to assess and correct timely and accurately "Year 2000" issues, market acceptance of new products and technologies, risks associated with long-term contracts, the effects of pending or possible litigation or government investigations and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" included in our Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

In May 1999, we acquired all the assets and certain liabilities of the space robotics division of Toronto-based Spar Aerospace Limited for approximately $43,000,000, (the "Spar Acquisition"). We paid approximately one-half of the purchase price in cash at closing and issued an unsecured 8% note, due May 2000 for the remainder. We will account for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $56,000,000. Orbital anticipates that the excess of purchase price over net assets acquired will be amortized on a straight-line basis over 30 years. However, the final amortization period as well as the final allocation of purchase price to net assets acquired will be determined as appraisals and other studies are completed.

In May 1999, we also entered into a $37,000,000 long-term license agreement with the British Columbia provincial government, whereby we obtained the exclusive rights to use certain government information databases (the "License Agreement"). We intend to provide internet-based services using these databases pursuant to the License Agreement. We paid approximately $13,000,000 in cash and borrowed $24,000,000 to acquire the license.

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

REVENUES. Our consolidated revenues for the three-month periods ended June 30, 1999 and 1998 were $226,484,000 and $181,926,000, respectively.
Consolidated revenues for the six-month periods ended June 30, 1999 and 1998 were $426,656,000 and $367,953,000, respectively.

Space and Ground Infrastructure Systems. Revenues from our space and ground infrastructure systems sector totaled $195,190,000 and $156,651,000 for the three months ended June 30, 1999 and 1998, respectively. Revenues from this sector totaled $366,272,000 and $316,074,000 for the six months ended June 30, 1999 and 1998, respectively.

Revenues from launch vehicles decreased to $36,098,000 in the second quarter of 1999 from $47,828,000 in the second quarter of 1998, and to $79,509,000 for the six months ended June 30, 1999 from $93,736,000 for the six months ended June 30, 1998. The decrease in 1999 revenues compared to 1998 revenues is primarily attributable to launch delays caused by late delivery of customer satellites and payloads.

For the three months ended June 30, 1999, satellite and related space systems revenues were $87,472,000 as compared to $54,020,000 for the three months ended June 30, 1998. Satellite and related space systems revenues increased to $150,638,000 for the six months ended June 30, 1999 as compared to $115,552,000 for the six months ended June 30, 1998. Revenues during the first half of 1999 included sales generated by the Spar Acquisition of approximately $13,738,000 for the three- and six-month periods ended June 30, 1999. The remaining increase in satellite and related space systems revenues is due to revenues generated, in part, from a new commercial geosynchronous satellite contract received in 1998.

Revenues from electronics and sensor systems increased to $36,804,000 for the three months ended June 30, 1999 from $33,004,000 for the three months ended June 30, 1998, and to $72,617,000 for the six months ended June 30, 1999 from $63,566,000 for the six months ended June 30, 1998. The overall increase in 1999 is primarily due to an increase in revenues of transportation management systems attributable to an acquisition in late 1998 as well as new contract awards in early 1999.

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

Space and ground infrastructure revenues include sales to our noncontrolled and unconsolidated affiliates of $26,717,000 for the three months ended June 30, 1999 and $27,119,000 for the three months ended June 30, 1998. Sales to affiliates decreased for the six months ended June 30, 1999 to $63,044,000 from $70,545,000 for the six months ended June 30, 1998.

Satellite Access Products. Revenues from sales of satellite-based navigation, positioning and communications products increased to $26,775,000 for the three months ended June 30, 1999 from $25,016,000 for the three months ended June 30, 1998. Satellite access products revenues were $52,947,000 for the six months ended June 30, 1999 as compared to $51,556,000 for the six months ended June 30, 1998.

Satellite Services. Revenues for this sector of $4,519,000 and $7,437,000 for the three and six months ended June 30, 1999, respectively, includes those revenues generated by ORBCOMM USA, L.P. ("ORBCOMM USA"), ORBNAV and RSI. We expect these revenues to increase throughout 1999.

GROSS MARGINS/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to sales of commercial products and under various development and production contracts. Gross profit margin depends on a number of factors, including our mix of contract types and costs incurred thereon in relation to estimated costs. Our gross margins for the second quarter of 1999 were $49,254,000 (or 22% of revenues) as compared to $43,547,000 (or 24% of revenues) in the second quarter of 1998. Orbital's gross margins for the first half of 1999 were $90,305,000 (or 21% of revenues) as compared to $94,517,000 (or 26% of revenues) for the first half of 1998.

Space and Ground Infrastructure Systems. Gross margins from our space and ground infrastructure systems sector were $37,385,000 (or 19% of sector revenues) and $41,010,000 (or 26% of sector revenues) for the three months ended June 30, 1999 and 1998, respectively. Gross margins for this sector were $70,591,000 (or 19% of sector revenues) and $84,283,000 (or 27% of sector revenues) for the six months ended June 30, 1999 and 1998, respectively. Gross margins for the different infrastructure product lines were as follows:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ---------------
                                             1999      1998      1999      1998
                                             ----      ----      ----      ----
   Launch vehicles                           12%       25%       14%       26%
   Satellites and related space systems      20%       29%       19%       28%
   Electronics and sensor systems            25%       25%       26%       26%
   Ground systems and software               18%       24%       21%       25%


The decrease in launch vehicle gross margins in 1999 is primarily due to launch delays caused by late deliveries of customer satellites and payloads, low margins from advanced vehicle contracts and completing work on certain less profitable space and suborbital launch vehicle contracts. The decrease in gross margins for satellites and related space systems is due to work performed on a large, commercial, geosynchronous satellite contract won in late 1998 that contains a significant amount of lower margin, external subcontract effort, and from lower margins from work performed on contracts assumed in the Spar Acquisition. Gross margins for ground systems and software decreased due to (i) an increase in the amount of lower margin, subcontract work on several contracts, (ii) lower margins on various new defense contracts and (iii) lower margins from sales pursuant to the License Agreement.

Satellite Access Products. Gross margins for satellite access products were higher in the first half of 1999 (37%) than in the first half of 1998 (24%) due to certain inventory obsolescence experienced in the second quarter of 1998.

Satellite Services. This sector had gross margins (losses) of $894,000 and ($721,000) during the second quarter of 1999 and 1998, respectively, and $13,000 and ($2,295,000) during the first half of 1999 and 1998,
respectively.   The improvement in 1999 gross margins is primarily
attributable to higher margins on sales generated by RSI.

Research and Development Expenses. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses for the three months ended June 30, 1999 and 1998 were $10,622,000 (or 5% of revenues) and $12,016,000 (or 7% of revenues), respectively. Research and development expenses were $20,703,000 (or 5% of revenues) and $22,634,000 (or 6% of revenues) for the six months ended June 30, 1999 and 1998, respectively. Research and development expenses relate primarily to the development of new or improved satellite access products, improved launch vehicles and new satellite initiatives.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, legal, administrative and general management functions of the company. Selling, general and administrative expenses for the three months ended June 30, 1999 and 1998 were $28,891,000 (or 13% of revenues) and
$27,930,000 (or 15% of revenues), respectively. Selling, general and administrative expenses for the six months ended June 30, 1999 and 1998 were $57,434,000 (or 13% of revenues) and $55,170,000 (or 15% of revenues), respectively.

Net Investment Income (Expense). Net investment income (expense) was ($5,409,000) and ($802,000) for the three months ended June 30, 1999 and 1998, respectively. Net investment income (expense) was ($8,707,000) and ($2,865,000) for the six months ended June 30, 1999 and 1998, respectively. Investment income (expense) reflects interest earnings on short-term investments and realized gains and losses on investments, reduced by interest expense of $6,400,000 and $2,228,000 on outstanding debt for the three months ended June 30, 1999 and 1998, respectively, and by $10,521,000 and $4,740,000 for the six months ended June 30, 1999 and 1998, respectively. Interest expense has been reduced by capitalized interest of $817,000 and $2,762,000 for the second quarter of 1999 and 1998, respectively, and by $1,596,000 and $5,130,000 for the first half of 1999 and 1998, respectively.

Equity in Earnings (Losses) of Affiliates and Non-Controlling Interests in (Earnings) Losses of Consolidated Subsidiaries. Equity in earnings (losses) of affiliates net of non-controlling interests in (earnings) losses of consolidated subsidiaries were ($25,142,000) and ($8,504,000) for the three months ended June 30, 1999 and 1998, respectively, and were ($46,270,000) and ($35,253,000) for the six months ended June 30, 1999 and
1998, respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure systems to ORBCOMM and ORBIMAGE, (ii) our proportionate share of ORBCOMM's, ORBCOMM International Partners, L.P.'s, ORBIMAGE's and CCI's current period earnings and losses, (iii) preferred dividends and beneficial conversion rights to other investors in ORBIMAGE, and (iv) non-controlling stockholders' proportionate share of ORBCOMM USA's and Magellan Corporation's current period earnings and losses. The increase in losses during the first half of 1999 is primarily due to ORBCOMM's (i) increased operational expenses relating to the roll-out of global commercial services, (ii) increased interest expense and (iii) increased system depreciation expenses resulting from ORBCOMM's satellites being placed in service in late 1998. We expect equity in losses of affiliates in 1999 to be significantly higher than 1998, primarily due to increased losses at ORBCOMM. Additionally, we are currently renegotiating the terms of our investment with CCI. If CCI is unable to raise additional capital and make operational progress, or if an adequate market for its products and services does not develop, we may be required to write-off all, or a portion, of our $9,206,000 investment.

Provision for Income Taxes. We recorded an income tax provision of $2,028,000 and $1,390,000 for the three months ended June 30, 1999 and 1998, respectively, and of $3,326,000 and $2,760,000 for the six months ended June 30, 1999 and 1998, respectively. The provision in both periods was entirely due to foreign taxes attributable to our Canadian operations. Our interim income tax provision is based on an estimate of our full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

Net Loss. Our consolidated net loss for the three months ended June 30, 1999 and 1998 was ($26,071,000) and ($9,373,000), respectively, and
($52,234,000) and ($28,704,000) for the six months ended June 30, 1999 and
1998, respectively.

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

Cash and investments were $42,830,000, and total debt obligations were $354,612,000 at June 30, 1999. The outstanding debt is comprised primarily of our $100,000,000 5% convertible subordinated notes, advances under our revolving credit facilities, secured and unsecured notes, and asset-based financings. Cash and investments at June 30, 1999 included approximately $7,585,000 restricted against outstanding letters of credit. Our current ratio was 1.0 and 1.2 at June 30, 1999 and December 31, 1998, respectively.

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

In addition to our investment in ORBCOMM, for the six months ended June 30, 1999, we invested approximately $36,500,000 in business and other asset acquisitions (see Recent Developments) and $24,914,000 in capital expenditures for various satellite, launch vehicle and other infrastructure production, manufacturing and test equipment, leasehold improvements and office equipment. Our operations provided net cash of approximately $22,236,000 in the first half of 1999.

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

          (b)  Not applicable.

          (c) - (i) Election of five directors, each serving for a three-year term ending in 2002:

               Kelly H. Burke
               Votes:         For :  30,139,420
                         Withheld:  2,187,515

               Bruce W. Ferguson
               Votes:         For:  30,155,648
                         Withheld:  2,171,287

               Daniel J. Fink
               Votes:         For:  30,117,288
                         Withheld:  2,209,648

               Janice I. Obuchowski
               Votes:         For:  30,147,234
                         Withheld:  2,179,701

               Frank L. Salizzoni
               Votes:         For:  30,139,794
                         Withheld:  2,187,141

              (ii) Proposal to approve the adoption of the Orbital Sciences Corporation 1999 Employee Stock Purchase Plan.

               Votes:         For:  31,370,971    Against:  763,260
                                        Abstain:  192,704

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

                              ORBITAL SCIENCES CORPORATION


DATED:  May 24, 2000               By:      /s/ David W. Thompson
                                            David W. Thompson, President
                                            and Chief Executive Officer


DATED:  May 24, 2000               By:      /s/ Jeffrey V. Pirone
                                            Jeffrey V. Pirone,
                                            Executive Vice President
                                            and Principal Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this report.


Exhibit No.    Description

10.1.2 Amendment No. 2, dated as of May 26, 1999, to the Third Amended and Restated Credit and Reimbursement Agreement, dated as of December 21, 1998 among the company and Morgan Guaranty Trust Company of New York, as Administrative Agent (previously filed).

10.1.3         Amendment No. 3, dated July 26, 1999, to the Third
               Amended and Restated Credit and Reimbursement Agreement, dated as of December 21, 1998 among the company and Morgan Guaranty Trust Company of New York, as Administrative Agent (previously filed).

10.2.7 Seventh Amendment, dated as of May 27, 1999, to the Note Agreement, dated as of June 14, 1995 between the company and Northwestern Mutual Life Insurance Company (previously filed).

27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).