Form 10-Q/A
period 1999-09-30
ORBITAL SCIENCES CORP /DE/
filed 2000-06-01
CIK 820736

April 11, 2000

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                FORM 10-Q/A

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


                           For the quarter ended

                            SEPTEMBER 30, 1999


                       ORBITAL SCIENCES CORPORATION


                      Commission file number 0-18287



          Delaware                           06-1209561
 --------------------------             --------------------
  (State of Incorporation)               (IRS Identification
                                               number)

  21700 Atlantic Boulevard
   Dulles, Virginia 20166                  (703) 406-5000
 --------------------------              -------------------
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

                             Explanatory Note


Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the years ended December 31, 1998, 1997, 1996 and 1995 and its condensed consolidated quarterly financial statements for 1999, 1998, 1997, 1996 and 1995. This amendment includes in
Item 1 such restated condensed consolidated financial statements and related footnotes thereto for the three and nine months ended September 30, 1999 and 1998, and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

Except for Items 1 and 2 and Exhibits 11 and 27, no other information included in the original report on Form 10-Q is amended by this amendment.
Exhibit 11, Computation of Earnings Per Share, has been intentionally omitted from this filing as it is not required for this Form 10-Q/A. For current information regarding risks, uncertainties and other factors that may affect Orbital's future performance, please see "Outlook: Issues and Uncertainties" included in Item 7 of Orbital's Annual Report on Form 10-K for the year ended December 31, 1999.

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                       ORBITAL SCIENCES CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)


                                        September 30,  December 31,
                                           1999           1998
                                        ------------   -----------
                                         (Restated)     (Restated)
ASSETS
------

Current Assets:
  Cash and cash equivalents               $    14,517   $  15,268
  Restricted cash and short-term
    investments, at market                     24,723       7,922
  Receivables, net                            271,675     215,110
  Inventories, net                             55,827      58,141
  Deferred income taxes and other
    assets                                     10,793       7,686
                                          -----------    --------
  Total current assets                        377,535     304,127

Property, plant and equipment, at
  cost, less accumulated depreciation
  and amortization of $116,147 and
  $99,839, respectively                       158,120     139,401

Investments in and advances to
  affiliates, net                             200,720     199,267

Goodwill, less accumulated
  amortization of $39,142 and $28,744,
  respectively                                276,278     227,351

Deferred income taxes and other
  assets, less accumulated
  amortization of $1,567 and none,
  respectively                                 57,548      25,046
                                          -----------   ---------
  TOTAL ASSETS                            $ 1,070,201   $ 895,192
                                          ===========   =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Short-term borrowings and current
    portion of long-term obligations       $   55,612    $ 26,814
  Accounts payable                             67,306      39,095
  Accrued expenses                            116,075     108,488
  Deferred revenues                           134,048      76,678
                                           ----------    --------
  Total current liabilities                   373,041     251,075

Due to joint venture partner                   28,418      26,829

Long-term obligations, net of current
 portion                                      313,925     181,281

Other liabilities                              13,997       3,007
                                           ----------    --------
  Total liabilities                           729,381     462,192

Non-controlling interests in net
 assets of consolidated subsidiaries            6,049      13,648
                                           ----------    --------

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, par value $.01;
   10,000,000 shares authorized, none
   outstanding                                     --          --
  Common Stock, par value $.01;
   80,000,000 shares authorized,
   37,395,343 and 37,018,256 shares
   outstanding, respectively after
   deducting 20,877 shares  held in
   treasury                                       374         370
  Additional paid-in capital                  496,651     490,540
  Accumulated other comprehensive
   income                                      (6,043)     (7,149)
  Accumulated deficit                        (156,211)    (64,409)
                                          -----------   ---------
  Total stockholders' equity                  334,771     419,352
                                          -----------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $ 1,070,201   $ 895,192
                                          ===========   =========

See accompanying notes to condensed consolidated financial statements.

                      ORBITAL SCIENCES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except share data)


                                         For the Three Months Ended
                                                September 30,
                                         --------------------------
                                             1999           1998
                                         ------------   -----------
                                          (Restated)     (Restated)


Revenues                                  $   228,994   $ 187,028
Costs of goods sold                           184,478     140,939
                                          -----------   ---------
Gross Profit                                   44,516      46,089

Research and development expenses              10,675      14,652
Selling, general and administrative
  expenses                                     31,753      19,858
Amortization of goodwill                        3,861       2,283
                                          -----------   ---------
Income (loss) from operations                  (1,773)      9,296


Net investment income (expense)                (6,697)       (244)
Equity in earnings (losses) of
  affiliates                                  (30,896)    (12,844)
Non-controlling interests in
  (earnings) losses of  consolidated
  subsidiaries                                  2,082       2,560
                                          -----------   ---------
Loss before provision for income
 taxes                                        (37,284)     (1,232)

Provision for income taxes                      2,282         994
                                          -----------   ---------
Net loss                                  $   (39,566)  $  (2,226)
                                          ===========   =========

Net loss per common and dilutive share    $     (1.06)  $   (0.06)
                                          ===========   =========
Shares used in computing net loss
 per common and dilutive share             37,384,519  36,757,055
                                          ===========  ==========


See accompanying notes to condensed consolidated financial statements.

                       ORBITAL SCIENCES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except share data)


                                        For the Nine Months Ended
                                               September 30,
                                        --------------------------
                                              1999         1998
                                        -------------   ----------
                                          (Restated)    (Restated)

Revenues                                  $   655,649   $ 554,981
Costs of goods sold                           520,829     414,375
                                          -----------   ---------
Gross Profit                                  134,820     140,606

Research and development expenses              31,375      37,284
Selling, general and administrative
  expenses                                     89,189      75,028
Amortization of goodwill                        9,960       6,822
                                          -----------   ---------
Income from operations                          4,296      21,472

Net investment income (expense)               (15,404)     (3,109)
Equity in earnings (losses) of
  affiliates                                  (82,618)    (57,154)
Non-controlling interests in
  (earnings) losses of  consolidated
  subsidiaries                                  7,536      11,617
                                          -----------   ---------
Loss before provision for income taxes        (86,190)    (27,174)

Provision for income taxes                      5,610       3,756
                                          -----------   ---------
Net loss                                  $   (91,800)  $ (30,930)
                                          ===========   =========


Net loss per common and dilutive share    $     (2.47)  $   (0.88)
                                          ===========   =========

Shares used in computing net loss
  per common and dilutive share            37,240,742  35,199,984
                                          ===========  ==========

See accompanying notes to condensed consolidated financial statements.

                        ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                           For the Nine Months Ended
                                                 September 30,
                                           -------------------------
                                               1999          1998
                                           -----------  ------------
                                            (Restated)    (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                 $    (91,800) $  (30,930)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization
     expenses                                   36,330      24,980
    Amortization of prepaid financing
     costs                                       1,664         443
    Equity in losses of affiliates              82,618      57,154
    Non-controlling interests in losses
     of consolidated subsidiaries               (7,536)    (11,617)
    Loss on sale of assets                         992          --
 Changes in assets and liabilities:
   (Increase) decrease in current and
    other non-current assets                   (24,071)      8,776
   Increase (decrease) in current and
    other non-current liabilities               40,950     (51,263)
                                          ------------- ----------
   Net cash provided by (used in)
    operating activities                        39,147      (2,457)
                                          ------------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        (36,242)    (31,566)
   Payments for business combinations          (26,374)         --
   Purchase of other assets                    (14,006)         --
   Purchases, sales and maturities of
    available-for-sale investment
    securities, net                             (8,276)      8,510
   Investments in and advances to
    affiliates                                 (79,074)    (87,500)
                                          ------------  ----------
     Net cash used in investing
      activities                              (163,972)   (110,556)
                                          ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings
    (repayments)                                   135      17,440
   Advances from joint venture partner           1,589      16,246
   Principal payments on long-term
    obligations                                (90,476)    (74,283)
   Net proceeds from issuances of
    long-term obligations                      205,000      27,000
   Net proceeds from issuances of
    common stock                                 6,115     160,777
                                          ------------  ----------
     Net cash provided by financing
      activities                               122,363     147,180
                                          ------------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND  CASH EQUIVALENTS                     1,711      (1,076)
                                          ------------  ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (751)     33,091


CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                     15,268       6,391
                                          ------------  ----------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                  $     14,517  $   39,482
                                          ============  ==========


See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
(Unaudited)

(1)  Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the company's Annual Report on Form 10-K/A for the year ended December 31, 1998. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results expected for the full year. Orbital Sciences Corporation, together with its subsidiaries, is hereafter referred to as "Orbital" or the "company."

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

(3)  Restatements

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

The effect of the restatement matters on the company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:

                                                         Nine Months
                                        Quarter Ended       Ended
                                        September 30,   September 30,
                                        -------------   -------------
1999, restated:
Revenues                                    $ 228,994       $ 655,649
Gross profit                                   44,516         134,820
Income (loss) from operations                  (1,773)          4,296
Net loss                                      (39,566)        (91,800)
Net loss per common and dilutive share          (1.06)          (2.47)

1999, as previously reported:
Revenues                                    $ 248,914       $ 685,538
Gross profit                                   54,727         155,870
Income from operations                         11,182          27,322
Net loss                                      (32,649)        (71,507)
Net loss per common and dilutive share          (0.87)          (1.92)

1998, restated:
Revenues                                    $ 187,028       $ 554,981
Gross profit                                   46,089         140,606
Income from operations                          9,296          21,472
Net loss                                       (2,226)        (30,930)
Net loss per common and dilutive share          (0.06)          (0.88)

1998, as previously reported
Revenues                                    $ 187,688       $ 558,363
Gross profit                                   46,493         148,718
Income from operations                          9,292          30,908
Net income                                      2,436          13,179
Net income per common share                      0.07            0.37
Net income per dilutive share                    0.06            0.37

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

The following table presents operating information for the three and nine months ended September 30, 1999 and 1998 by business sector. Operating income (loss) is total revenues less costs of goods sold, research and development expenses, selling, general and administrative expenses, and amortization of goodwill. Identifiable assets are those assets used in the operations of each business sector. There were no significant sales or transfers between consolidated sectors.


                         Three      Three        Nine       Nine
                         Months     Months      Months     Months
                          1999       1998        1999       1998
                         ------     ------      ------     ------
                       (Restated) (Restated)  (Restated) (Restated)
(In thousands)
Space and ground
  Infrastructure
  systems:
   Revenues             $198,202   $163,852    $564,473   $479,926
   Operating income        5,335     16,591      26,816     48,426
   Identifiable
    assets (1)           765,430    605,316     765,430    605,316
   Capital
    expenditures           7,482     11,885      26,563     28,058
   Depreciation and
    amortization           8,968      5,280      26,146     18,549

Satellite access
  products:
   Revenues             $ 26,524   $ 23,037    $ 79,471   $ 74,593
   Operating loss         (2,500)    (6,348)     (7,944)   (23,589)
   Non-controlling
    interests in
    (earnings) losses
    of consolidated
    subsidiaries           1,676      2,124       4,565     10,065
   Identifiable
     assets (1)          104,051    121,196     104,051    121,196
   Capital
    expenditures           3,774      1,751       5,145      3,016
   Depreciation and
    amortization           4,286      2,612       8,417      6,431

Satellite services:
   Revenues              $ 4,268      $ 139    $ 11,705      $ 462
   Operating loss         (4,608)      (947)    (14,576)    (3,365)
   Equity in earnings
    (losses) of
    affiliates           (30,896)   (12,844)    (82,618)   (57,154)
   Non-controlling
    interests in
    (earnings) losses
    of consolidated
    subsidiaries             406        436       2,971      1,552
   Identifiable
    assets (1)           200,720    168,680     200,720    168,680
   Capital
    expenditures              72         51       4,534        492
   Depreciation and
    amortization             642         --       1,767         --

Consolidated:
   Revenues            $ 228,994  $ 187,028   $ 655,649  $ 554,981
   Operating income
    (loss)                (1,773)     9,296       4,296     21,472
   Equity in earnings
    (losses) of
    affiliates           (30,896)   (12,844)    (82,618)   (57,154)
   Non-controlling
    interests in
    (earnings) losses
    of consolidated
    subsidiaries           2,082      2,560       7,536     11,617
   Identifiable
    assets (1)         1,070,201    895,192   1,070,201    895,192
   Capital
    expenditures          11,328     13,687      36,242     31,566
   Depreciation and
    amortization          13,896      7,892      36,330     24,980

(1) Identifiable assets are as of September 30, 1999 and December 31, 1998.


(6)  Business Combinations and Investments in and Advances to Affiliates

During the second quarter of 1999, the company through its wholly owned subsidiary, Orbital Navigation Corporation, and The Hertz Corporation ("Hertz") formed a joint venture, Navigation Solutions, L.L.C. ("Navigation Solutions"). The company, through its Magellan subsidiary, sells automotive navigation products to Navigation Solutions, which in turn collects fees for the use of these systems from Hertz. The company had contributed $13,800,000 as of September 30, 1999, for a 60% non-controlling interest in the venture. Accordingly, the company currently accounts for this investment using the equity method of accounting. Under the terms of the joint venture agreement, the company is committed to contribute up to an aggregate of $30,000,000 through the end of 2000.

In May 1999, the company acquired all the assets and certain liabilities of the space robotics division of Toronto-based Spar Aerospace Limited ("Robotics") for approximately $43,000,000. The company paid half of the purchase price in cash at closing and issued an unsecured 8% note, due May 2000, for the remainder. The company has accounted for the acquisition using the purchase method of accounting. The liabilities recorded exceeded the fair value of the tangible and intangible assets acquired resulting in goodwill of approximately $56,000,000. The company has engaged an appraiser to conduct a valuation of Robotics' assets and liabilities to assist in the allocation of the purchase price to the tangible and intangible assets and liabilities. Orbital anticipates that the final purchase accounting adjustments will be recorded in the fourth quarter of 1999.

Also in May 1999, the company entered into a $37,000,000 long-term license agreement with the British Columbia provincial government whereby the company obtained the exclusive rights to use certain government information databases (the "License Agreement"). The company intends to provide Internet-based services pursuant to the License Agreement. The company paid approximately $13,000,000 in cash and borrowed approximately $24,000,000 to acquire the license. The cost of this license is being amortized on a straight line basis over ten years.

The company made cash capital contributions to ORBCOMM Global, L.P. totaling $41,500,000 during the first nine months of 1999. Additionally, the company has deferred invoicing $17,757,000 during the first nine months of 1999 for work performed under two satellite and launch procurement contracts.

Orbital has an equity investment in CCI International, N.V. ("CCI"), a development stage company formed to offer satellite-based voice communications services, which has continued to incur start-up losses. Two other start-up companies that have also been developing similar satellite telecommunications systems recently announced that they are experiencing significant financial difficulties and have filed for bankruptcy protection. CCI needs a significant infusion of capital to complete its contemplated constellation of satellites. Orbital believes that CCI's ability to raise the needed capital in the current financial environment is doubtful and, accordingly, Orbital has concluded that its investment in CCI is impaired. The company recorded a one-time non-cash charge of $11,128,000 during the third quarter for its remaining investment in CCI. This charge is included in equity in earnings (losses) of affiliates in the accompanying consolidated statement of operations.

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

In periods of net loss, the assumed conversion of convertible notes and stock options is anti-dilutive. Accordingly, fully diluted per-share losses are the same as basic losses per share disclosed on the accompanying statements of operations. If the company had reported net income, the number of shares used in calculating diluted earnings per share would have been 41,569,899 and 41,749,105, for the three and nine months ended September 30, 1999, respectively, and 41,172,222 and 39,925,234, for the three and nine months ended September 30, 1998, respectively.

(9)  Comprehensive Loss

Comprehensive loss and associated differences are as follows:

                            Three Months Ended         Nine Months Ended
                               September 30,            September 30,
                            -------------------        -----------------
                           1999            1998       1999           1998
                           ----            ----       ----           ----
                        (Restated)     (Restated)  (Restated)    (Restated)

(In thousands)

Differences between
  net loss, as
  reported, and
  comprehensive
  loss:
    Net loss, as
     reported            $ (39,566)    $ (2,226)      $(91,800)   $  (30,930)

Unrealized gains
  (losses) on
  short-term
  investments                   --          251            --            115
Translation adjustments        (59)       (676)           1,106       (1,191)
                         ---------    ---------      ----------   ----------
      Comprehensive
       loss              $ (39,625)    $ (2,651)      $ (90,694)  $  (32,006)
                         =========    =========      ==========   ==========

Accumulated differences
  between net loss,
  as reported, and
  comprehensive loss:
Beginning of period      $  (5,984)    $ (5,322)      $  (7,149)  $   (4,671)
Unrealized gains
  (losses) on
  short-term
  investments                  --           251             --           115
Translation adjustments        (59)        (676)          1,106       (1,191)
                        ----------    ---------        --------     ---------
     End of period       $  (6,043)    $ (5,747)      $  (6,043)  $   (5,747)
                         =========     ========        =========   ==========


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

During the first quarter of 1999, a number of class action lawsuits were filed in the U.S. District Court for the Eastern District of Virginia (the "District Court") against the company, an officer and an officer/director alleging violations of the federal securities laws, on behalf of purchasers of the company's stock during the period from April 21, 1998 through February 16, 1999, and seeking monetary damages. On May 21, 1999, the cases were consolidated into a single class action and, on May 28, 1999, an amended consolidated class action complaint was filed with the District Court. An additional class action complaint was filed on behalf of purchasers of call options on July 1, 1999, which action was consolidated with the previous action. The District Court also denied the company's motion to dismiss and granted the plaintiff's motion for class certification.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


Certain statements included in this discussion relating to future revenues, expenses, growth rates, net income, liquidity, new business, operational performance schedules, sources and uses of funds, "Year 2000" issues, the outcome of pending litigation and the performance of our affiliates, Orbital Imaging Corporation ("ORBIMAGE"), ORBCOMM Global L.P. ("ORBCOMM"), Navigation Solutions, L.L.C. ("Navigation Solutions") and CCI International, N.V. ("CCI"), are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or investments of Orbital to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements. Such factors include general economic and business conditions, launch results, product performance, risks associated with government contracts, market acceptance of consumer and industrial products, the introduction of products and services by competitors, risks associated with acquired businesses, the availability of required capital, our ability and the ability of our customers and suppliers to assess and correct timely and accurately "Year 2000" issues, market acceptance of new products and technologies, risks associated with long-term contracts, the effects of pending or possible litigation or government investigations, and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" included in our Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

Certain of the 1999 and 1998 financial information has been restated. See note 3 to the condensed consolidated financial statements.

REVENUES. Our consolidated revenues for the quarter ended September 30, 1999 were $228,994,000 as compared to $187,028,000 for the same quarter last year. Consolidated revenues for the nine-month periods ended September 30, 1999 and 1998 were $655,649,000 and $554,981,000, respectively.

SPACE AND GROUND INFRASTRUCTURE SYSTEMS. Revenues from our space and ground infrastructure systems sector totaled $198,202,000 and $163,852,000 for the three months ended September 30, 1999 and 1998, respectively. Revenues from this sector totaled $564,473,000 and $479,926,000 for the nine months ended September 30, 1999 and 1998, respectively.

Revenues from launch vehicles increased to $37,648,000 for the third quarter of 1999 from $34,993,000 in the third quarter of 1998. Year-to-date revenues were $117,157,000 as compared to $128,729,000 for the same period last year. The year-to-date decrease is primarily attributable to launch delays caused by late delivery of customer satellites and payloads, while the quarter-to-quarter increase is due to increased activity on certain contracts.

Satellite and related space systems revenues increased to $90,417,000 for the quarter ended September 30, 1999, as compared to $74,498,000 for the third quarter of 1998. Year-to-date revenues increased to $241,055,000 as compared to $190,050,000 for the same period last year. As discussed in
Note 6 to the accompanying financial statements, in May 1999, we acquired the space robotics division of Spar Aerospace Limited ("Robotics"). Robotics' revenues, which are now consolidated in our financial statements, were approximately $19,917,000 and $33,655,000, respectively, for the three- and nine-month periods ended September 30, 1999. The remaining increase in 1999 satellite and related space systems revenues is due, in part, to revenues realized from a new commercial geosynchronous satellite contract received in late 1998.

Revenues from electronics and sensor systems and transportation management systems, increased to $34,557,000 for the quarter ended September 30, 1999 from $29,655,000 for the quarter ended September 30, 1998. Year-to-date revenues increased to $107,174,000 from $93,221,000 for the first three quarters of 1998. The increase in revenues this year is primarily due to new contract awards in early 1999 as well as an increase in transportation management systems revenues. The increase in transportation management systems revenues is partly attributable to our December 1998 acquisition of Raytheon Company's transportation management systems business.

Revenues from our satellite ground systems, software, mapping and land information services were $35,580,000 for the quarter ended September 30, 1999, as compared to $24,706,000 for the same quarter last year, and $99,087,000 for the nine months ended September 30, 1999, as compared to $67,926,000 for the same period last year. These increases are primarily attributable to revenues recognized on work performed on orders received in 1998 for a new remote imaging system and other satellite ground systems and system upgrades, as well as increased revenues from mapping and land information services.

Space and ground infrastructure revenues included sales to our non-controlled and unconsolidated affiliates totaling $21,257,000 and $24,798,000 for the quarters ended September 30, 1999 and 1998, respectively, and $84,127,000 and $95,343,000 for the nine months ended September 30, 1999 and 1998, respectively.

SATELLITE ACCESS PRODUCTS. Revenues from sales of satellite-based navigation, positioning and communications products increased to $26,524,000 for the quarter ended September 30, 1999 from $23,037,000 for last year's third quarter. Satellite access products revenues were $79,471,000 for the first three quarters of 1999 as compared to $74,593,000 for the same period last year.

SATELLITE SERVICES. Revenues for this sector totaled $4,268,000 and $139,000 for the third quarters of 1999 and 1998, respectively, and $11,705,000 and $462,000 for the first three quarters of 1999 and 1998, respectively. The increase in revenues this year is primarily attributable to the acquisition of a controlling interest in Radarsat International ("RSI") in the first quarter of 1999.

GROSS MARGINS. Gross profit margin depends on a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to sales of commercial products and to costs incurred under various development and production contracts. Our consolidated gross margin for the third quarter of 1999 was $44,516,000 as compared to $46,089,000 in the third quarter of 1998, and $134,820,000 for the first nine months of 1999 as compared to $140,606,000 for the first nine months of 1998. Consolidated gross profit margins as a percentage of revenues were approximately 19% and 25%, respectively, for the quarters ended September 30, 1999 and 1998, and 21% and 25%, respectively, for the nine-month periods ended September 30, 1999 and 1998.

SPACE AND GROUND INFRASTRUCTURE SYSTEMS. Gross margins from our space and ground infrastructure systems sector were $34,620,000 (or 17% of sector revenues) and $39,267,000 (or 24% of sector revenues) for the quarters ended September 30, 1999 and 1998, respectively. Gross margins for this sector were $105,210,000 (or 19% of sector revenues) and $123,551,000 (or 26% of sector revenues) for the nine months ended September 30, 1999 and 1998, respectively. Gross margins percentages by product lines were as follows:

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  ------------------   -----------------
                                   1999      1998      1999      1998
                                   ----      ----      ----      ----

  Launch vehicles                   24%       22%       17%       25%
  Satellites and related
    space systems                   11%       22%       16%       26%
  Electronics and sensor
    systems and transportation
    management systems              27%       30%       26%       27%
  Ground systems, software,
    mapping and land
    information services            19%       24%       20%       25%

The increase in launch vehicle gross margins in the third quarter of 1999 as compared to the same quarter last year is primarily due to increased profits on certain existing contracts. Year-to-date margins declined primarily due to launch delays caused by late deliveries of customer satellites and payloads, low margins from advanced vehicle contracts and to completing work on certain less profitable contracts.

The decrease in gross margins for satellites and related space systems for both the quarter and year-to-date periods is due to work performed on a large commercial geosynchronous satellite contract won in late 1998, which contains a significant amount of lower-margin, external subcontract effort, and from lower margins for work performed on certain contracts.

Gross margins for electronics and sensor systems and transportation management systems declined in the third quarter and year-to-date periods as compared to the same periods last year. The decline in margins is due to reduced profitability on certain transportation management systems contracts.

Gross margins for ground systems, software, mapping and land information services declined slightly due to lower margins from sales pursuant to a British Columbia government license agreement (discussed in Note 6 to the accompanying financial statements) and an increase in the amount of lower margin, subcontract work on several ground systems contracts.

Satellite Access Products. Gross margin percentages for satellite access products were 35% and 34%, respectively, for the quarters ended September 30, 1999 and 1998, and 37% and 27%, respectively, for the nine months ended September 30, 1999 and 1998. The increase in 1999 gross margins is primarily due to a reserve for inventory obsolescence recorded in the second quarter of 1998.

Satellite Services. This sector had gross margins (losses) of $560,000 and ($898,000) during the third quarters of 1999 and 1998, respectively, and $573,000 and ($3,193,000) during the first nine months of 1999 and 1998, respectively. The improvement in 1999 gross margins is primarily attributable to consolidation of RSI operations in 1999 as discussed above.

Research and Development Expenses. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses for the quarters ended September 30, 1999 and 1998 were $10,675,000 (or 5% of revenues) and $14,652,000 (or 8% of revenues), respectively. Research and development expenses were $31,375,000 (or 5% of revenues) and $37,284,000 (or 7% of revenues) for the first three quarters of 1999 and 1998, respectively. Research and development expenses relate primarily to the development of new or improved satellite access products, improved launch vehicles and new satellite initiatives.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, legal, administrative and general management functions of the company. Selling, general and administrative expenses for the quarter ended September 30, 1999 and 1998 were $31,753,000 (or 14% of revenues) and $19,858,000 (or 11% of revenues), respectively. Selling, general and administrative expenses for the nine months ended September 30, 1999 and 1998 were $89,189,000 (or 14% of revenues) and $75,028,000 (or 14% of revenues), respectively.

Net Investment Income (Expense). Net investment income (expense) was ($6,697,000) and ($244,000) for the three months ended September 30, 1999 and 1998, respectively. Net investment income (expense) was ($15,404,000) and ($3,109,000) for the nine months ended September 30, 1999 and 1998, respectively. Net investment income (expense) includes interest earnings on short-term investments and realized gains and losses on investments, net of interest expense. Interest expense, net of interest capitalized, was $7,935,000 and $1,245,000 for the third quarters of 1999 and 1998, respectively, and $18,456,000 and $5,984,000 for the first three quarters of 1999 and 1998, respectively. Capitalized interest was $687,000 and $3,118,000 for the third quarters of 1999 and 1998, respectively, and $2,283,000 and $8,248,000 for the first nine months of 1999 and 1998, respectively.

Equity in Earnings (Losses) of Affiliates. Equity in earnings (losses) of affiliates was ($30,896,000) and ($12,844,000) for the three months ended September 30, 1999 and 1998, respectively, and was ($82,618,000) and ($57,154,000) for the nine months ended September 30, 1999 and 1998, respectively. These amounts primarily include our proportionate share of the current period earnings and losses of our unconsolidated affiliates (ORBCOMM, ORBIMAGE, CCI and Navigation Solutions), the elimination of our proportionate share of profits or losses, when appropriate, on sales to these affiliates and preferred dividends and beneficial conversion rights to other investors in ORBIMAGE. Additionally, the third quarter of 1999 included a one-time non-cash charge of $11,128,000 to write off our investment in CCI as discussed in Note 6 to the accompanying financial statements. In addition to this write-off, equity losses increased in 1999 as compared to 1998, primarily due to an increase in ORBCOMM's losses. ORBCOMM's losses increased due to (i) higher general and administrative expenses relating to the rollout of global commercial services, (ii) increased interest expense and (iii) increased system depreciation expense. ORBCOMM stopped capitalizing interest and began depreciating its full satellite constellation in the fourth quarter of 1998. We expect equity in losses of affiliates in the remainder of 1999 to continue to be significantly higher than last year, primarily due to increased losses at ORBCOMM.

Non-Controlling Interests in (Earnings) Losses of Consolidated Subsidiaries. Non-controlling interests in (earnings) losses of consolidated subsidiaries were $2,082,000 and $2,560,000 for the three months ended September 30, 1999 and 1998, respectively, and $7,536,000 and $11,617,000 for the nine months ended September 30, 1999 and 1998, respectively. These amounts represent the non-controlling stockholders' proportionate share of ORBCOMM USA L.P.'s and Magellan Corporation's current period earnings and losses.

Provision for Income Taxes. We recorded an income tax provision of $2,282,000 and $994,000 for the three months ended September 30, 1999 and 1998, respectively, and $5,610,000 and $3,756,000 for the nine months ended September 30, 1999 and 1998, respectively. The provision in both periods was entirely due to foreign taxes attributable to our Canadian operations. Our interim income tax provision is based on an estimate of our full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates of the full year provision.

Net Loss. Our consolidated net loss for the third quarters of 1999 and 1998 was ($39,566,000) and ($2,226,000), respectively, and ($91,800,000)
and ($30,930,000) for the first three quarters of 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our growth has required, and continues to require, substantial capital to fund investments in affiliates, business acquisitions, expanding working capital needs, new business initiatives, research and development and capital expenditures. We have funded these requirements to date through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings. As described below, our liquidity is currently constrained primarily as a result of the restatement of our financial statements.
(See note 3 to the accompanying condensed consolidated financial statements). While we believe that cash from operations and available resources are sufficient to fund our core operations through the early part of 2000, to satisfy our capital requirements beyond such core operations we need to raise additional equity and/or debt capital. We are pursuing these alternatives, but no assurance can be given that we will be successful in completing any new equity or debt financings. We are also examining our existing commitments to affiliates and, in particular, are exploring alternative methods to provide additional funds to ORBCOMM as described below. Our inability to raise additional capital may have a material adverse effect on our business.

Cash and investments were $39,240,000 and total debt obligations were $369,537,000 at September 30, 1999. The outstanding debt is comprised primarily of our $100,000,000 5% convertible subordinated notes, advances under several revolving credit facilities, secured and unsecured notes, and asset-based financings. Cash and investments at September 30, 1999 included approximately $18,174,000 restricted against outstanding letters of credit. Our current ratio was 1.0 and 1.2 at September 30, 1999 and December 31, 1998, respectively. Our debt-to-equity ratio was approximately 110% at September 30, 1999 as compared to 50% at December 31, 1998.

Our primary revolving credit facility provides for total borrowings from a syndicate of banks of up to $200,000,000. Borrowings of $164,000,000 were outstanding under the facility at September 30, 1999 at a weighted average interest rate of 7.4% and are secured by accounts receivable. Borrowings
of approximately $187,000,000 are currently outstanding.    The facility
prohibits the payment of cash dividends, contains certain covenants with respect to our working capital levels, fixed charges ratio, leverage ratio and net worth, and expires in December 2002. We also issued $45,200,000 of new debt during the first nine months of 1999 related to various business acquisitions. (See note 6 to the accompanying financial statements.)

In October 1999, we amended our $200,000,000 primary revolving credit facility in order to receive full availability under the facility. The amendment provides for the resetting of, and waivers to covenants with respect to net worth, leverage and fixed charges ratios. The waivers expire on December 30, 1999. In exchange for the amendment, we and certain of our subsidiaries are obligated to deliver additional collateral to our syndicate of banks on or before November 30, 1999. The additional collateral currently consists primarily of all intellectual property, all general intangibles, all financial instruments and all stock of certain subsidiaries, not including Magellan. As a result of our announcement in late October 1999 that previously audited and unaudited financial results would need to be restated, we are currently unable to borrow additional amounts under the bank facility. We have advised our bank group that, based on the preliminary results through September 30, 1999, we believe we no longer comply with the minimum consolidated net worth covenant and a permitted investment covenant that is tied to net worth, and that adjustments to such covenants will be necessary. There can be no assurance that our syndicate of banks will agree either to adjust the covenants or to waive the defaults. Our inability to resolve these defaults with the banks could have a material adverse effect on our business.

During the first nine months of 1999, we provided $41,500,000 in capital to ORBCOMM. In addition, during this time frame, we deferred invoicing ORBCOMM for approximately $17,800,000 of work performed under our ORBCOMM satellite and launch procurement agreement and anticipate deferring additional invoicing during the remainder of 1999. ORBCOMM will require additional funding and Orbital and Teleglobe are currently analyzing different capital raising and partner funding alternatives.

In addition to our investment in ORBCOMM, for the nine months ended September 30, 1999, we invested approximately $13,800,000 in Navigation Solutions, $40,380,000 in business and other asset acquisitions and $36,242,000 in capital expenditures for various satellite, launch vehicle and other infrastructure production, manufacturing and test equipment, leasehold improvements and office equipment. Our operations provided net cash of $39,147,000 during the first nine months of 1999.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar and Japanese yen. At September 30, 1999, the majority of the company's long-term debt consisted of its $100,000,000 5% convertible subordinated notes, due 2002. The fair market value of these convertible securities fluctuates with the company's stock price, and was $111,000,000 at September 30, 1999.

PART II

OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          During the first quarter of 1999, a number of class action lawsuits were filed in the U.S. District Court for the Eastern District of Virginia (the "District Court") against the company, an officer and an officer/director alleging violations of the federal securities laws, on behalf of purchasers of the company's stock during the period from April 21, 1998 through February 16, 1999, and seeking monetary damages. On May 21, 1999, the cases were consolidated into a single class action and, on May 28, 1999, an amended consolidated class action complaint was filed with the District Court. An additional class action complaint was filed on behalf of purchasers of call options on July 1,
          1999.   The District Court consolidated that case with the
          previous action on July 30, 1999. The District Court also denied the company's motion to dismiss and granted the plaintiff's motion for class certification. In connection with the company's recent announcement of the restatement of its financial reports for fiscal years 1997, 1998 and the first two quarters of 1999, a class action lawsuit was filed in the District Court on November 10, 1999 against the company, an officer and an officer/director alleging violations of the federal securities laws, on behalf of purchasers of the company's stock and call options during the period from April 22, 1997 through October 29, 1999. On November 19, 1999, the District Court granted the plaintiffs leave to file an amended complaint consolidating the new action with the previously consolidated pending cases. While the amounts to be claimed may be substantial, the company believes that the allegations are without merit and intends to defend vigorously against such allegations.

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

                              ORBITAL SCIENCES CORPORATION


DATED:  May 31, 2000              By: /s/  David W. Thompson
                                      ----------------------
                                      David W. Thompson, Chairman
                                      and Chief Executive Officer


DATED:  May 31, 2000              By: /s/  Jeffrey V. Pirone
                                      ----------------------
                                      Executive Vice President
                                      and Principal Financial Officer

                               EXHIBIT INDEX


The following exhibits are filed as part of this report.




Exhibit No     Description
----------     -----------

10.12.3        Performance Share Agreement between the Company and David
               W. Thompson dated July 21, 1999 (previously filed).

10.12.4        Performance Share Agreement between the Company and James
               R. Thompson dated July 21, 1999 (previously filed).

10.12.5 Performance Share Agreement between the Company and Jeffrey V. Pirone dated July 21, 1999 (previously filed).

27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).