Form 10-K/A
period 1995-12-31
ORBITAL SCIENCES CORP /DE/
filed 2000-06-27
CIK 820736

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price as reported on the Nasdaq Stock Market on March 20, 1996 was approximately $350,131,005.

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

                                EXPLANATORY NOTE

     Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the year ended December 31, 1995 and its condensed consolidated quarterly financial statements for 1995. This Amendment includes in Item 8 such restated financial statements as of and for the year ended December 31, 1995, and other information relating to such restated financial statements, including Business (Item 1), Selected Financial Data (Item
6) and Management's Discussion and Analysis of Financial Condition and Results of Operation (Item 7). Information regarding the effect of the restatements on Orbital's results of operations is included in the Notes to Financial Statements included in Item 8 of this Amendment.

     Except for Items 1, 6, 7 and 8 and Exhibits 11 and 27, no other information included in the original report on Form 10-K is amended by this Amendment. For current information regarding risks, uncertainties and other factors that may affect Orbital's future performance, please see "Outlook: Issues and Uncertainties" included in Item 7 of Orbital's Annual Report on Form 10-K for the year ended December 31, 1999.

                          ORBITAL SCIENCES CORPORATION

                                    INDEX TO

                          ANNUAL REPORT ON FORM 10-K/A

                        FOR YEAR ENDED DECEMBER 31, 1995

                                                                                                      PAGE
                                                                                                      ----
            PART I
            ------
            ITEM 1        BUSINESS                                                                       1
            ITEM 2.       PROPERTIES                                                                     9
            ITEM 3.       LEGAL PROCEEDINGS                                                              9
            ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            9
            ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT                                          10

            PART II
            -------
            ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY                                         12
            ITEM 6.       SELECTED FINANCIAL DATA                                                       13
            ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                       15
            ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                   19
            ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                                 47

            PART III
            --------
            ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                            46
            ITEM 11.      EXECUTIVE COMPENSATION                                                        46
            ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT                                                                46
            ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                46

            PART IV
            -------
            ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON                        46
                          FORM 8-K

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

     In addition, Orbital designs and manufactures satellite command and data handling, attitude control and structural subsystems for a variety of government and commercial customers, and provides a broad range of spacecraft design and engineering services as well as specialized analytical engineering services for NASA, the Department of Defense ("DoD"), the Department of Energy and other customers. Orbital provided engineering support and services for the first repair mission for the orbiting Hubble Space Telescope.

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

     In April 1995, the Company successfully launched the first two satellites that will comprise the ORBCOMM System constellation. Certain technical problems with both spacecraft resulted in a delay of several months in the completion of on-orbit testing. The Company believes that it has identified and implemented the appropriate corrective actions with respect to these problems, and does not believe that they will impact continued development of the ORBCOMM System. During 1995, in addition to the launch of the first two satellites, the Company completed construction and testing of various network management systems including the satellite control center and the network operations center, and substantially completed the four United States gateway Earth stations. Prototype communicators also transmitted hundreds of thousands of messages. Following comprehensive testing of the space and ground network during 1995, intermittent commercial service in the United States commenced in February 1996. Several consumer electronics manufacturers are developing communicators that monitor fixed assets and hand-held communicators for personal use for shipment during 1996.

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

                                     * * * *

     Financial information about the Company's products and services, foreign and domestic operations and export sales is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below in Item 7 and the notes to the Company's consolidated financial statements set forth below in Item 8 and is incorporated herein by reference.

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

RESEARCH AND DEVELOPMENT

     The Company expects to continue to invest in product-related research and development, to conceive and develop new products and services, to enhance existing products and to seek customer and, where appropriate, strategic partner investments in these products. Orbital's research and development expenses, excluding direct customer-funded development, were approximately $28.6 million, $17.3 million, and $19.7 million, respectively, for the fiscal years ended December 31, 1995, 1994 and 1993.

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

EMPLOYEES

     As of December 31, 1995, Orbital had 2,729 full-time permanent employees.

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

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol ORBI. The number of stockholders of record as of March 7, 1996 was 1,479. The Company's Convertible Debentures are traded on the Nasdaq Stock Market under the symbol ORBIG.

     The range of high and low closing sales prices of Orbital Common Stock for 1993 through 1995, as reported on the Nasdaq Stock Market, was as follows:

1995                                        HIGH                 LOW
                                           ---------            ---------
Fourth Quarter                             $16 5/8              $12 3/16
Third Quarter                              $19 1/4              $16
Second Quarter                             $22                  $15 1/2
First Quarter                              $20 1/2              $16 1/2


1994                                        HIGH                 LOW
                                           ---------            ---------
Fourth Quarter                             $22 1/2              $15
Third Quarter                              $18 1/2              $14 1/2
Second Quarter                             $24 1/2              $14
First Quarter                              $26 1/2              $15 1/4


1993                                        HIGH                 LOW
                                           ---------            ---------
Fourth Quarter                             $23                  $16 1/2
Third Quarter                              $19                  $12 1/4
Second Quarter                             $13 3/4              $10 1/4
First Quarter                              $14 1/4              $10 3/4



     Orbital has never paid a cash dividend on its Common Stock. The Company currently intends to retain earnings primarily for working capital and product development and therefore does not anticipate paying dividends in the foreseeable future. In addition, the Company is subject to certain contractual restrictions on its ability to pay dividends.

ITEM 6.     SELECTED FINANCIAL DATA

     Management has determined to restate its previously issued consolidated financial statements as of and for the year ended December 31, 1995 with respect to certain matters described in Note 1A to the Company's consolidated financial statements. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this Report. The consolidated operating data and other data for the three-year period ended December 31, 1995 and the consolidated balance sheet data at December 31, 1995 and 1994 are derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto included in this Report. The consolidated operating data for the years ended December 31, 1992 and 1991 and the consolidated balance sheet data at December 31, 1993, 1992 and 1991 are derived from consolidated financial statements not included or incorporated by reference herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA

(IN THOUSANDS, EXCEPT SHARE DATA)                                                 YEARS ENDED DECEMBER 31,
                                                               1995            1994           1993           1992           1991
                                                             -----------    -------------------------------------------------------
                                                             (RESTATED)
OPERATING DATA (1):
   Revenues                                                 $  359,840     $  301,576      $  300,184     $  273,171     $  223,955
   Costs of Goods Sold                                         271,146        216,417         228,289        207,834        170,531
                                                            ----------     ----------      ----------     ----------     ----------
   Gross Profit                                                 88,694         85,159          71,895         65,337         53,424
   Research and Development Expenses                            28,558         17,259          19,703         15,565          9,950
   Selling, General and Administrative Expenses                 64,170         53,165          38,270         41,723         36,169
   Amortization of Goodwill                                      3,221          2,360           1,634          1,606          1,542
                                                            ----------     ----------      ----------     ----------     ----------
   Income (loss) from operations                                (7,255)        12,375          12,288          6,443          5,763
   Net Investment Income (Expense)                               1,131           (244)            (44)           860          1,579
   Equity in Earnings (Losses) of Affiliates                      (644)        (1,264)         (2,436)            --             --
   Non-Controlling Interests in (Earnings) Losses of
      Consolidated Subsidiaries                                    427             --              --             --             --
   Acquisition Expenses                                         (3,441)          (503)             --             --             --
                                                            ----------     ----------      ----------     ----------     ----------
   Income (Loss) Before Provision (Benefit)
      for Income Taxes, Cumulative Effect of
      Accounting Changes and Extraordinary Item                 (9,782)        10,364           9,808          7,303          7,342
   Provision (Benefit) for Income Taxes                         (6,569)         2,744           2,403          1,997          3,132
                                                            ----------     ----------      ----------     ----------     ----------
   Income (Loss) Before Cumulative Effect of
      Accounting Changes and Extraordinary Item                 (3,213)         7,620           7,405          5,306          4,210
   Cumulative Effect of Accounting Change, Net of Tax           (2,377)            --             200             --             --
   Extraordinary Item (2), Net of Tax                               --             --              --             --          1,748
                                                            ----------     ----------      ----------     ----------     ----------
   Net Income (Loss)                                        $   (5,590)    $    7,620      $    7,605     $    5,306     $    5,958
                                                            ==========     ==========      ==========     ==========     ==========
NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE (3):
   Income (Loss) Before Cumulative Effect of Accounting
      Changes and Extraordinary Item                        $    (0.12)    $     0.33      $     0.40     $     0.29     $     0.24
   Cumulative Effect of Accounting Change, Net of Tax            (0.09)            --            0.01             --             --
   Extraordinary Item, Net of Tax                                   --             --              --             --           0.10
                                                            ----------     ----------      ----------     ----------     ----------
                                                            $    (0.21)    $     0.33      $     0.41     $     0.29     $     0.34
                                                            ==========     ==========      ==========     ==========     ==========
SHARES USED IN COMPUTING NET INCOME (LOSS)
   PER COMMON AND COMMON EQUIVALENT SHARE                   26,207,746     23,191,553      18,728,980     18,492,059     17,579,410
                                                            ==========     ==========      ==========     ==========     ==========
NET INCOME (LOSS) PER SHARE, ASSUMING FULL DILUTION (4):
   Income (Loss) Before Cumulative Effect of Accounting
      Changes and Extraordinary Item                        $    (0.12)    $     0.32      $     0.36     $     0.29     $     0.24
   Cumulative Effect of Accounting Change, Net of Tax            (0.09)            --            0.01             --             --
   Extraordinary Item, Net of Tax                                   --             --              --             --           0.10
                                                            ----------     ----------      ----------     ----------     ----------
                                                            $    (0.21)    $     0.32      $     0.37     $     0.29     $     0.34
                                                            ==========     ==========      ==========     ==========     ==========
SHARES USED IN COMPUTING NET INCOME (LOSS)
   PER COMMON SHARE, ASSUMING FULL DILUTION                 26,207,746     27,309,336      22,343,402     18,492,059     17,579,410
                                                            ==========     ==========      ==========     ==========     ==========
BALANCE SHEET DATA (1):
   Cash and Cash Equivalents and Short-Term Investments     $   35,030     $   40,345      $   85,347     $   16,019     $   51,088
   Net Working Capital                                          78,778         57,449          92,036         41,527         64,723
   Total Assets                                                472,900        441,042         367,979        212,151        213,780
   Short-Term Borrowings                                        11,907         28,977          15,793          6,377          1,494
   Long-Term Obligations                                        96,990         86,068          73,165         10,818          9,724
   Stockholders' Equity                                        238,166        206,943         169,389        111,687        115,042


1. All historical balances have been restated to reflect the Company's acquisitions of Magellan Corporation and MacDonald, Dettwiler and Associates Ltd. Both acquisitions were accounted for using the pooling of interests method.

2.   Represents an income tax benefit from net operating loss carryforwards.

3. Net income (loss) per common and common equivalent share is calculated using the weighted average number of shares and dilutive equivalent shares outstanding during the periods.

4. Net income (loss) per share, assuming full dilution, is calculated using the weighted average number of shares and dilutive equivalent shares outstanding during the periods, plus the effect of an assumed conversion of the Company's convertible subordinated debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     A significant portion of the Company's revenues are generated under long-term contracts with various agencies of the U.S. Government, various foreign governments and commercial customers. Orbital recognizes revenues on long-term contracts using the percentage of completion method of accounting, whereby revenue, and therefore profit, is recognized based on actual costs incurred in relation to total estimated costs to complete the contract or based on specific delivery terms and conditions. In the case of incentive fee and award fee contracts, such fees are included in revenue at the time the amount of such fee can reasonably be determined or based on the Company's ongoing estimates of the amount of the fee to be received. To the extent that estimated costs of completion are adjusted, revenue recognized from a particular contract will be affected in the period of the adjustment.

     The Company is accounting for its investment in ORBCOMM Global, L. P. ("ORBCOMM Global") using the equity method of accounting. In accordance with the equity method of accounting, Orbital consolidates 100% of the revenues earned and costs incurred pursuant to sales to ORBCOMM Global. The Company also recognizes as equity in earnings (losses) of affiliates its pro rata share of ORBCOMM Global's profits and losses. During the construction phase of the ORBCOMM System, ORBCOMM Global is capitalizing substantially all system construction costs, including amounts paid to Orbital. To the extent ORBCOMM Global capitalizes its purchases from Orbital, the Company eliminates as equity in earnings (losses) of affiliates 50% of its profits and losses from those sales.

     In 1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which (i) requires that long-lived assets "to be held and used" be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, (ii) requires that long-lived assets "to be disposed of" be reported at the lower of carrying amount or fair value less cost to sell, and
(iii) provides guidelines and procedures for measuring an impairment loss that are significantly different from previous guidelines and procedures. The cumulative effect of adopting SFAS 121 on prior years' earnings, relating to the impairment in the carrying amount of certain assets to be disposed of that supported its orbit transfer vehicle product line, was $2,377,000, net of tax benefit of $1,783,000, and is reported in the 1995 consolidated statement of operations. The effect of adopting SFAS 121 on income from continuing operations for 1995 was not material.

     Certain of the 1995 financial information has been restated. See Notes 1A and 16 to the consolidated financial statements.

ACQUISITIONS

     Orbital acquired MacDonald, Dettwiler and Associates Ltd. ("MDA") on November 17, 1995 and Magellan Corporation ("Magellan") on December 29, 1994. Both transactions were accounted for using the pooling of interests method of accounting for business combinations. Orbital's historical financial information has been restated to effect the pooling of interests with MDA and Magellan as of the earliest period presented. Orbital incurred transaction expenses of approximately $3,400,000 for the MDA acquisition and $500,000 for the Magellan acquisition in 1995 and 1994, respectively.

     On August 11, 1994, Orbital acquired Fairchild Space and Defense Corporation ("Fairchild"), a subsidiary of Matra Aerospace, Inc., in a transaction accounted for as a purchase business combination. Fairchild's results of operations for the nineteen-week period ended December 31, 1994 have been included in Orbital's consolidated results of operations for the year ended December 31, 1994. On April 6, 1994, the Company (as a result of its acquisition of MDA) acquired The PSC Communications Group Inc. ("PSC") from PSC's former shareholders in a transaction accounted for as a purchase business combination. As a result of recasting MDA's fiscal year end, Orbital's consolidated results of operations for 1994 include PSC's financial results for the full year. On September 17, 1993, Orbital acquired the Applied Science Operation ("ASO"), a business unit of The Perkin-Elmer Corporation, in a transaction accounted for as a purchase business combination. ASO's results of operations for the fourteen-week period ended December 31, 1993 have been included in Orbital's consolidated results of operations for the year ended December 31, 1993.

     The following table shows the Company's revenues, gross profits and gross profit margin, by major product category, for each of the three years ended December 31, 1995, 1994 and 1993:

                                                1995(RESTATED)               1994                            1993
                                 ------------------------------  ------------------------------  --------------------------------
 (IN THOUSANDS)                                GROSS                         GROSS                           GROSS
                                  REVENUES    PROFIT    MARGIN    REVENUES   PROFIT     MARGIN    REVENUES   PROFIT      MARGIN
                                 ------------------------------   -----------------------------   -------------------------------
LAUNCH VEHICLES                  $ 65,354   $  6,913       10.6%   $ 74,832   $12,652      16.9%   $120,410    $20,818       17.3%
    Space launch vehicles          33,157      4,223       12.7      52,200     8,067      15.5      55,988      7,216       12.9
    Suborbital launch vehicles     22,016      5,368       24.4      22,632     5,785      25.6      48,990     12,428       25.4
    Orbit transfer vehicles and
      other                        10,181     (2,678)       N/A          --    (1,200)      N/A      15,432      1,174        7.6
SATELLITE AND ELECTRONICS
  SYSTEMS                         152,189     32,425       21.3      88,305    24,007      27.2      31,287      6,519       20.8
    Satellite systems and
      payloads                     82,859      9,849       11.9      35,031     9,231      26.4      25,160      4,907       19.5
    Space sensors and
      instruments                  11,416      2,583       22.6      17,670     4,894      27.7       3,710        895       24.1
    Defense electronics and
      sensors                      57,914     19,993       34.5      35,604     9,882      27.8       2,417        717       29.7
GROUND SYSTEMS AND
  SOFTWARE                         73,473     22,871       31.1      79,630    20,279      25.5      77,097     19,012       24.7
COMMUNICATIONS AND
  INFORMATION SERVICES             68,824     26,485       38.5      58,809    28,221      48.0      71,390     25,546       35.8
    Navigation and
      communications products      55,183     22,107       40.1      38,517    17,802      46.2      32,900     14,995       45.6
    Satellite-based services       11,191      3,831       34.2      10,154     6,117      60.2      20,609      3,269       15.9
    Satellite tracking systems
      and other                     2,450        547       22.3      10,138     4,302      42.4      17,881      7,282       40.7
                                 --------   --------       ----    --------   --------     ----    --------   --------       ----
CONSOLIDATED TOTAL               $359,840   $ 88,694       24.6%   $301,576   $85,159      28.2%   $300,184    $71,895       24.0%
                                 ========   ========       ====    ========   ========     ====    ========   ========       ====


RESULTS OF OPERATIONS

     REVENUES. Orbital's revenues for 1995, 1994 and 1993 were $359,840,000, $301,576,000 and $300,184,000, respectively. Revenues include sales to ORBCOMM Global of approximately $49,187,000, $30,048,000 and $38,207,000 in 1995, 1994
and 1993, respectively.

     Revenues from the Company's space launch vehicle products decreased from $55,988,000 in 1993 to $52,200,000 in 1994, and were $33,157,000 in 1995. The decreases in 1994 and 1995 are primarily attributable to significant delays in production of the Company's Pegasus space launch vehicle as a result of the June 1994 and June 1995 Pegasus XL launch failures. Orbital has completed its failure review and return-to-flight processes, successfully launched a Pegasus XL vehicle in March 1996 and expects to launch several more Pegasus XL vehicles in 1996.

     Revenues from suborbital launch vehicle products were $22,016,000 in 1995, $22,632,000 in 1994 and $48,990,000 in 1993. Revenues from suborbital launch vehicles, which are primarily purchased by various agencies within the U. S. Department of Defense for military purposes, have decreased significantly over the past few years as defense spending by the U.S. Government has been reduced.

     Revenues from orbit transfer vehicles and other products were $10,181,000 in 1995. These revenues are primarily attributable to work performed on developing a technologically advanced reusable launch vehicle, pursuant to a cooperative agreement with NASA awarded in 1995. Orbital recorded charges of $3,000,000 related to a termination of the development effort in early 1996.

     Satellite and electronics systems revenues increased to $152,189,000 in 1995, from $88,305,000 in 1994, and $31,287,000 in 1993. The increase in sales in 1995 is primarily attributable to a full year's sales of satellite systems and electronics following the August 1994 acquisition of Fairchild. The increase in 1994 sales as compared to 1993 sales is primarily as a result of the Fairchild acquisition in August 1994, and a full year's sales of sensors and instruments following the September 1993 acquisition of ASO.

     Ground systems and software revenues were $73,473,000, $79,630,000 and $77,097,000 in 1995, 1994 and 1993, respectively. The change in revenues from 1994 to 1995 is attributable primarily to a continued decrease in sales of satellite ground systems offset, in part, by an increase in revenues generated by communication services provided by PSC. The decrease in sales of satellite ground systems is primarily a result of fewer Earth observation satellites being placed into operation during the past few years. The slight increase in total revenues from 1993 to 1994 is attributable to the first year of PSC's sales after its acquisition in April 1994 offset, in part, by a decrease in sales of satellite ground systems due to completion of a specific project for the Canadian Space Agency. The change in revenues between 1995 and 1994 is also partially attributable to the fluctuation of the exchange rate between the Canadian dollar and the U.S. dollar during the periods.

     Communications and information services revenues increased to $68,824,000 in 1995, from $58,809,000 in 1994, but were still below 1993's revenues of $71,390,000. The decrease in total sales from 1993 to 1994 is attributable primarily to a decrease in sales of ground systems and software (used to operate the ORBCOMM System) to ORBCOMM Global. The largest component of communications and information services revenues is from sales of Magellan's satellite navigation and communications equipment. Magellan's sales were $52,480,000 in 1995 as compared to $37,144,000 in 1994 and $32,900,000 in 1993. The year-to-year increases in Magellan's sales are due to a significant increase in the number of products sold offset, in part, by lower average unit sales prices.

     COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel and materials under the Company's various development and production contracts, including costs of subcontracts. Orbital's costs of goods sold for 1995, 1994 and 1993 were $271,146,000 (75.4% of revenues), $216,417,000 (71.8% of revenues)
and $228,289,000 (76.0% of revenues), respectively. The increase in costs of sales as a percentage of revenues in 1995 results in part from approximately $2,100,000 of cost increases on the Company's Pegasus program resulting from the two launch failures, and cost increases on certain satellite programs. Other contributing factors include lower average unit sales prices of satellite navigation equipment offset, in part, by increasing profit margins on certain satellite and ground systems contracts contributed by recent acquisitions. Costs of goods sold in 1994 and 1993 also reflect cost increases on the Taurus space launch vehicle development program.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during 1995, 1994 and 1993 were $28,558,000, $17,259,000 and $19,703,000, respectively.
Research and development spending during 1995 and 1994 reflected Orbital's continued development of its Pegasus XL vehicle, including certain failure review and return-to-flight efforts totaling $7,900,000 in 1995 and $2,500,000 in 1994. Additionally, 1994 and 1993 expenses included continuing costs for Orbital's development of its Taurus space launch vehicle and development of lower-cost satellite navigation and communications equipment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for 1995, 1994 and 1993 were $64,170,000 (17.8% of revenues), $53,165,000 (17.6% of revenues) and $38,270,000 (12.7% of revenues), respectively. The increase in selling, general and administrative expenses and its related percentage of revenues from 1993 levels to 1995 levels is primarily attributable to the three significant purchase business combinations that have been concluded since September 1993. The acquired businesses have higher historical selling, general and administrative rates than Orbital's original businesses. Increasing selling, general and administrative expenses related to initial marketing activities for the Company's ORBCOMM project ($5,671,000 in 1995 and $5,470,000 in 1994) have also contributed to higher costs in 1995 and 1994.

     NET INVESTMENT INCOME (EXPENSE). Net investment income (expense) was $1,131,000, ($244,000) and ($44,000) for 1995, 1994 and 1993, respectively.
Investment income reflects interest earnings on short-term investments and realized gains and losses on investments, reduced by interest expense (net of capitalized interest of $6,685,000, $5,500,000 and $3,500,000 in 1995, 1994 and
1993, respectively) on outstanding debt.

     EQUITY AND NON-CONTROLLING INTERESTS IN EARNINGS (LOSSES) OF AFFILIATES AND CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates in 1995, 1994 and 1993 represents elimination of $644,000, $1,264,000 and $2,436,000, respectively, of profits on sales to ORBCOMM Global, due to ORBCOMM Global's capitalization of its purchases from the Company, and Orbital's share of ORBCOMM Global's net income (loss). Non-controlling interests in earnings (losses) of consolidated subsidiaries represent the portion of earnings (losses) allocable to other shareholders.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") effective January 1, 1993. The cumulative effect on prior years of this change in accounting principle increased net income for 1993 by approximately $200,000. The effect of adopting SFAS 109 on income from operations for 1993 was not material.

     The Company recorded a consolidated income tax benefit of approximately $6,569,000 in 1995, primarily as a result of reducing the deferred tax valuation allowance related to the realizability of certain tax credits and other tax assets and the carryback and recapture of previously paid U.S. Federal alternative minimum taxes and management's determination that certain Canadian investment tax credit carryforwards will be realized in the near future. Orbital recorded income tax provisions of $2,744,000 and $2,403,000 for 1994 and 1993, respectively. The Company's effective tax rate for these periods (26.5% and 24.5% in 1994 and 1993, respectively) is primarily a result of non-tax deductible goodwill amortization related to its acquisition of Space Data Corporation in 1988 and Fairchild in 1994, offset by tax-exempt interest earnings, U.S. Federal research and experimental tax credits and Canadian investment tax credits.

     At December 31, 1995, Orbital had approximately $102,000,000 of U.S. Federal net operating loss carryforwards and $3,000,000 of U.S. Federal research and experimental tax credit carryforwards which, subject to certain annual limitations, are available to reduce future U.S. Federal income tax obligations. At December 31, 1995 and 1994, Orbital provided a valuation allowance of approximately $68,021,000 and $43,596,000, respectively, against certain of its consolidated deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1993, Orbital completed a public offering of convertible debentures, receiving net proceeds of approximately $57,000,000. During the fourth quarter of 1993, Orbital completed a public offering of approximately 2,923,000 shares of its common stock, receiving net proceeds of approximately $45,300,000. In June 1995, the Company completed a private placement of 2,000,000 shares of its common stock, receiving net proceeds of approximately $32,400,000. The Company's shares were placed with various international institutional investors.

     At December 31, 1995, cash, cash equivalents and short-term investments were approximately $35,030,000 and Orbital had approximately $108,897,000 of short- and long-term debt outstanding. Additionally, at December 31, 1995, Orbital had approximately $11,000,000 of cash reserved against outstanding letters of credit and was guarantor on approximately $5,000,000 of debt held by ORBCOMM Global. Orbital's current ratio was 1.7 at December 31, 1995, compared to 1.4 and 1.8 at December 31, 1994 and 1993.

     The Company maintains a line of credit facility that provides for total borrowings from an international syndicate of six banks of up to $65,000,000, subject to a defined borrowing base composed of certain contract receivables. Approximately $3,000,000 of borrowings were outstanding against the facility at December 31, 1995, against an available facility limit of approximately $23,500,000. The interest rate charged under the facility is a variable rate based on Morgan Guaranty Trust Company of New York's prime rate, the Federal Funds rate, or adjusted LIBOR. At December 31, 1995, the interest rate on outstanding borrowings under this facility was approximately 9.5%. Borrowings are secured by contract receivables and certain other assets. The facility restricts the payment of dividends and contains certain covenants with respect to the Company's working capital, fixed charge ratio, leverage ratio and tangible net worth. The facility expires in September 1997. The Company also maintains several other short-term domestic line of credit facilities, totaling approximately $12,000,000, of which $2,000,000 was outstanding as of December 31, 1995, as well as a facility for its Canadian operations.

     The Company's operations used net cash of $734,000 in 1995. During 1995 Orbital invested approximately $20,201,000 in ORBCOMM Global and invested $17,265,000 in capital assets to support its launch vehicle and satellite products and various satellite systems. Orbital expects that its 1996 capital needs, including its planned investment in the ORBCOMM System, will be provided by working capital, cash flows from operations, credit facilities, customer financing and operating lease arrangements. If ORBCOMM Global fails to raise sufficient capital to complete construction of its planned satellite constellation, Orbital may be required to increase its equity position by an additional $30,000,000 to $50,000,000 over the next several years.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Independent Auditors' Report                                                                         20
Consolidated Statements of Operations                                                                21
Consolidated Balance Sheets                                                                          22
Consolidated Statements of Stockholders' Equity                                                      23
Consolidated Statements of Cash Flows                                                                24
Notes to Consolidated Financial Statements                                                           25

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ORBITAL SCIENCES CORPORATION:

     We have audited the accompanying consolidated balance sheets of Orbital Sciences Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Magellan Corporation, a wholly owned subsidiary, in 1993, which statements reflect total revenues constituting 11% of the related consolidated total in that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Magellan Corporation, is based solely on the report of the other auditors.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Sciences Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1, 1995. As discussed in notes 1 and 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993.

     As discussed in note 1A, the accompanying consolidated balance sheet as of December 31, 1995, and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended have been restated.



                                                             /s/KPMG LLP



Washington, D.C.
February 5, 1996, except as to note 1A,
  which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                        1995            1994              1993
                                                                   ------------   ----------------------------
                                                                    (restated)
Revenues                                                           $   359,840    $   301,576       $  300,184
Costs of Goods Sold                                                    271,146        216,417          228,289
                                                                   -----------    -----------       ----------
Gross Profit                                                            88,694         85,159           71,895
Research and Development Expenses                                       28,558         17,259           19,703
Selling, General and Administrative Expenses                            64,170         53,165           38,270
Amortization of Excess of Purchase Price Over Net Assets Acquired        3,221          2,360            1,634
                                                                   -----------    -----------       ----------
Income (Loss) from Operations                                           (7,255)        12,375           12,288
Net Investment Income (Expense), Net of Interest Expense of
  $2,952, $1,740, and $1,409, Respectively                               1,131           (244)             (44)
Equity in Earnings (Losses) of Affiliates                                 (644)        (1,264)          (2,436)
Non-Controlling Interests in (Earnings) Losses of
  Consolidated Subsidiaries                                                427             --               --
Acquisition Expenses                                                    (3,441)          (503)              --
                                                                   -----------    -----------       ----------
Income (Loss) Before Provision (Benefit) for Income Taxes
  and Cumulative Effect of Accounting Changes                           (9,782)        10,364            9,808
Provision (Benefit) for Income Taxes                                    (6,569)         2,744            2,403
                                                                   -----------    -----------       ----------
Income (Loss) Before Cumulative Effect of Accounting Changes            (3,213)         7,620            7,405
Cumulative Effect of Accounting Changes, Net of Tax                     (2,377)            --              200
                                                                   -----------    -----------       ----------
Net Income (Loss)                                                  $    (5,590)   $     7,620       $    7,605
                                                                   ===========    ===========       ==========
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
Income (Loss) Before Cumulative Effect of Accounting Changes       $     (0.12)   $      0.33       $     0.40
Cumulative Effect of Accounting Changes, Net of Tax                      (0.09)            --             0.01
                                                                   -----------    -----------       ----------
                                                                   $     (0.21)   $      0.33       $     0.41
                                                                   ============   ===========       ==========
Shares Used in Computing Net Income (Loss)
  per Common and Common Equivalent Share                            26,207,746     23,191,553       18,728,980
                                                                   ============   ===========       ==========
NET INCOME (LOSS) PER COMMON SHARE, ASSUMING FULL DILUTION:
Income (Loss) Before Cumulative Effect of Accounting Changes       $     (0.12)   $      0.32       $     0.36
Cumulative Effect of Accounting Changes, Net of Tax                      (0.09)            --             0.01
                                                                   -----------    -----------       ----------
                                                                   $     (0.21)   $      0.32       $     0.37
                                                                   ===========    ===========       ==========
Shares Used in Computing Net Income (Loss)
  per Common Share, Assuming Full Dilution                          26,207,746     27,309,336       22,343,402
                                                                   ===========    ===========       ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              DECEMBER 31,
                                                                                         1995            1994
                                                                                      ----------       ---------
A S S E T S                                                                           (restated)
CURRENT ASSETS:
  Cash and cash equivalents                                                           $  15,317        $ 27,919
  Short-term investments, at market                                                      19,713          12,426
  Receivables, net                                                                      116,761         116,021
  Inventories, net                                                                       38,527          26,445
  Deferred income taxes and other current assets                                          6,886           3,871
                                                                                      ---------        --------
    TOTAL CURRENT ASSETS                                                                197,204         186,682
                                                                                      ---------        --------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $53,067 and $46,409, respectively                     91,538         103,090
SATELLITE SYSTEMS, at cost, less accumulated
  depreciation of $547 and $0, respectively                                              14,363           6,788
INVESTMENTS IN AFFILIATES, net                                                           75,020          54,721
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
  less accumulated amortization of $13,695 and $10,612, respectively                     75,395          74,599
DEFERRED INCOME TAXES AND OTHER ASSETS                                                   19,380          15,162
                                                                                      ---------        --------
TOTAL ASSETS                                                                          $ 472,900        $441,042
                                                                                      =========        ========
L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term obligations                  $  11,907        $ 28,977
  Accounts payable                                                                       25,903          17,457
  Accrued expenses                                                                       36,563          43,603
  Payable to subcontractors                                                              11,552          13,695
  Deferred revenue                                                                       32,501          25,501
                                                                                      ---------        --------
    TOTAL CURRENT LIABILITIES                                                           118,426         129,233
                                                                                      ---------        --------
LONG-TERM OBLIGATIONS, net of current portion                                            96,990          86,068
OTHER LIABILITIES                                                                        19,740          18,798
                                                                                      ---------        --------
TOTAL LIABILITIES                                                                       235,156         234,099
                                                                                      ---------        --------
NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                       (422)             --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series A Special Voting Preferred Stock, par value $.01;
    one share authorized and outstanding                                                     --              --
  Class B Preferred Stock, no par value;
    10,000 shares authorized and outstanding                                                 --              --
  Preferred Stock, par value $.01; 10,000,000 shares
    authorized, no shares outstanding                                                        --              --
  Common Stock, par value $.01; 40,000,000 shares authorized, 26,766,029 and
    24,257,322 shares outstanding, after deducting 15,735 shares held in treasury           268             243
  Additional paid-in capital                                                            247,580         210,030
  Unrealized gains (losses) on short-term investments                                        68            (462)
  Cumulative translation adjustment                                                      (3,356)         (3,111)
  Retained earnings (accumulated deficit)                                                (6,394)            243
                                                                                      ---------        --------
TOTAL STOCKHOLDERS' EQUITY                                                              238,166         206,943
                                                                                      ---------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 472,900        $441,042
                                                                                      =========        ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                     EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    UNREALIZED                   RETAINED
                                                   COMMON STOCK       ADDITIONAL  GAINS (LOSSES)  CUMULATIVE     EARNINGS
                                               ------------------      PAID-IN    ON SHORT-TERM   TRANSLATION  (ACCUMULATED
                                                SHARES      AMOUNT     CAPITAL     INVESTMENTS    ADJUSTMENT     DEFICIT)     TOTAL
                                              ------------------------------------------------------  ------------------------------
BALANCE, DECEMBER 31, 1992,
  AS INITIALLY REPORTED                         11,670,652  $ 117      $ 103,174        $    --       $    --  $ (9,474)   $ 93,817
  Adjustment for Magellan Corporation business
      combination, accounted for as a pooling
      of interests                               2,640,441     26         14,303             --            --      (195)     14,134
  Adjustment for MacDonald, Dettwiler and
      Associates Ltd. business combination,
      accounted for as a pooling of interests    4,087,126     41          8,601             --        (1,708)   (3,198)      3,736
                                                ----------   ----      ---------        --------       ------   -------    --------
BALANCE, DECEMBER 31, 1992,
  (restated for pooling of interests)           18,398,219    184        126,078             --        (1,708)  (12,867)    111,687
  Shares issued to employees and directors          84,474      1          1,012             --            --        --       1,013
  Shares issued in purchase business
      combination                                  320,000      3          4,997             --            --        --       5,000
  Net proceeds from public offering              2,923,000     29         45,244             --            --        --      45,273
  Transactions of pooled companies                      --     --             48             --            --      (622)       (574)
  Translation adjustment                                --     --             --             --          (627)       --        (627)
  Net income                                            --     --             --             --            --     7,605       7,605
  Unrealized gains on short-term investments            --     --             --              12           --        --          12
                                                ----------   ----      ---------        --------       ------   -------    --------
BALANCE, DECEMBER 31, 1993                      21,725,693    217        177,379              12       (2,335)   (5,884)    169,389
  Shares issued to employees and directors         107,387      2          1,619             --            --        --       1,621
  Shares issued in purchase business
       combination                               2,424,242     24         30,976             --            --        --      31,000
  Adjustment to recast year end of pooled
       company                                         --     --             --              --           --    (1,138)      (1,138)
  Transactions of pooled companies                     --     --             56              --           --      (355)        (299)
  Translation adjustment                               --     --             --              --         (776)       --         (776)
  Net income                                           --     --             --              --           --     7,620        7,620
  Unrealized losses on short-term investments          --     --             --             (474)         --        --         (474)
                                                ----------   ----      ---------        --------      ------   -------     --------
BALANCE, DECEMBER 31, 1994                      24,257,322    243        210,030            (462)     (3,111)      243      206,943
  Shares issued to employees and directors         300,011      3          1,857             --           --        --        1,860
  Shares issued in private placement             2,000,000     20         32,366             --           --        --       32,386
  Conversion of convertible debentures             208,696      2          2,914             --           --        --        2,916
  Adjustment to recast year end of pooled
    company                                             --     --             --             --           --    (1,047)      (1,047)
  Transactions of pooled company                        --     --            413             --           --        --          413
  Translation adjustment                                --     --             --             --         (245)       --         (245)
  Net loss                                              --     --             --             --           --    (5,590)      (5,590)
  Unrealized gains on short-term investments            --     --             --             530          --        --          530
                                                ----------   ----      ---------        --------      ------   -------     --------
BALANCE, DECEMBER 31, 1995 (restated)           26,766,029   $268       $247,580        $     68     $(3,356) $ (6,394)    $238,166
                                                ==========   ====      =========        ========      ======   =======     ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                1995            1994            1993
                                                                             ----------      ---------       ---------
                                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                         $  (5,590)       $  7,620        $  7,605
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Depreciation and amortization expense                                     22,229          17,198          10,467
      Equity in (earnings) losses of affiliates                                    644           1,264           2,436
      Non-controlling interests in earnings (losses) of consolidated
        subsidiaries                                                              (427)             --              --
      (Gain) loss on sale of fixed assets and investments                       (2,196)              4               5
      Cumulative effect of accounting changes                                    2,377              --            (200)
   CHANGES IN ASSETS AND LIABILITIES:
      (Increase) decrease in receivables                                          (739)         12,536          (3,350)
      (Increase) decrease in inventories                                       (12,082)         (3,638)         (2,906)
      (Increase) decrease in other current assets                                  115           5,215          (2,585)
      (Increase) decrease in other assets                                       (8,878)            169          (4,406)
      Increase (decrease) in  payables and accrued expenses                     (4,687)        (10,929)         (8,035)
      Increase (decrease) in deferred revenue                                    7,558         (22,609)         21,221
      Increase (decrease) in other liabilities                                     942           2,761             596
                                                                             ---------        --------        --------
   Net cash provided by (used in) operating activities                            (734)          9,591          20,848
                                                                             ---------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (17,265)        (29,939)        (38,350)
   Proceeds from sales of fixed assets                                             293              --          10,335
   Purchase of investment securities                                           (61,685)        (35,731)        (51,299)
   Sale of investment securities                                                49,168          42,255          24,098
   Maturities of investment securities                                           8,100           7,789              --
   Investments in affiliates                                                   (20,201)        (15,208)        (40,307)
   Payment for business acquisition                                                 --         (45,063)           (794)
                                                                             ---------        --------        --------
   Net cash used in investing activities                                       (41,590)        (75,897)        (96,317)
                                                                             ---------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowings (repayments)                                      (17,483)          9,405          10,006
   Principal payments on long-term obligations                                  (5,749)         (1,883)         (2,398)
   Proceeds from issuance of long-term obligations                              20,000          28,730          64,154
   Net proceeds from issuances of common stock                                  34,246           1,753          46,449
   Adjustment to recast pooled companies' year ends                             (1,047)         (1,138)             --
                                                                             ---------        --------        --------
   Net cash provided by financing activities                                    29,967          36,867         118,211
                                                                             ---------        --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                      (245)           (776)           (627)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (12,602)        (30,215)         42,115
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  27,919          58,134          16,019
                                                                             ---------        --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  15,317        $ 27,919        $ 58,134
                                                                             =========        ========        ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ORBITAL SCIENCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31 , 1995, 1994 AND 1993

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "Company"), a Delaware corporation, is an international space technology and satellite services company that designs, manufactures, operates and markets a broad range of space products and services that are grouped into four general categories: Launch Vehicles, Satellite and Electronics Systems, Ground Systems and Software, and Communications and Information Services. Disaggregated financial information is presented in Note 15.

PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 financial statement presentation. The acquisitions of MacDonald, Dettwiler and Associates Ltd. ("MDA") in November 1995 (the "MDA Acquisition") and Magellan Corporation ("Magellan") in December 1994 (the "Magellan Acquisition") (see Note 4) were recorded using the pooling of interests method of accounting for business combinations and, accordingly, Orbital's 1994 and 1993 historical consolidated financial statements have been restated to reflect these transactions. All financial amounts are stated in U.S. dollars unless otherwise indicated.

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

REVENUE RECOGNITION

     Orbital recognizes revenues on long-term contracts using the percentage of completion method of accounting. Accordingly, (i) revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned, and (ii) revenues on long-term fixed-price contracts are recognized based on costs incurred in relation to total estimated costs, or based on specific delivery terms and conditions. Anticipated contract losses are recognized as they become known.

     Revenues from sales of commercial products and services are generally recognized when the product is shipped or the service is performed.

FOREIGN CURRENCY

     Orbital's foreign operating entities operate in a number of economic environments and deal in a number of foreign currencies. The financial results of foreign operations are translated to U.S. dollars using the current exchange rates for assets and liabilities and using weighted average exchange rates for revenues, expenses, gains and losses.

     Translation gains and losses relating to foreign operations that are self-contained and integrated within a particular country or economic environment, and therefore are not dependent on the U.S. dollar, are deferred in a separate component of stockholders' equity until there is a realized reduction in Orbital's net investment in the foreign operation. Translation losses (net of related income tax effect) deferred in 1995, 1994 and 1993 were approximately $245,000, $776,000 and $627,000, respectively. Translation gains and losses relating to foreign operations that are a direct and integral component or extension of Orbital's domestic operations, and therefore are dependent on the U.S. dollar, are reported currently as a component of net income.

     Orbital enters into forward exchange contracts to hedge against foreign currency fluctuations on certain receivables and payables. Gain and losses on contracts to hedge specific foreign currency commitments are deferred and accounted for as part of the transaction.

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

DEPRECIATION, AMORTIZATION AND RECOVERABILITY OF LONG-LIVED ASSETS

     Depreciation and amortization are provided using the straight-line method as follows:

Buildings                                           18 to 20 years
Machinery, Equipment
  and Software                                      3 to 10 years
Satellite Systems                                   estimated useful life
                                                     of satellite
Leasehold Improvements                              shorter of estimated
                                                     useful life or lease term

     In 1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which (i) requires that long-lived assets "to be held and used" be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, (ii) requires that long-lived assets "to be disposed of" be reported at the lower of carrying amount or fair value less cost to sell, and
(iii) provides guidelines and procedures for measuring an impairment loss that are significantly different from previous guidelines and procedures. The cumulative effect of adopting SFAS 121 on prior years' earnings, relating to the impairment in the carrying amount of certain assets to be disposed of that supported Orbital's orbit transfer vehicle product line, was $2,377,000, net of tax benefit of $1,783,000, and is reported in the 1995 consolidated statement of operations. The effect of adopting SFAS 121 on income from continuing operations for 1995 was not material.

     Orbital's policy is to review its long-lived assets, including specialized equipment used to support specific space-related products and satellite systems, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of expected future cash flows is less than the carrying amount of the asset. Given the inherent technical and commercial risks within the space industry, it is reasonably possible that the Company's current estimate that it will recover the carrying amount of its long-lived assets from future operations may change.

INCOME TAXES

     Prior to 1993, the Company recorded its provisions for income taxes using the deferred method. Under the deferred method, provisions for income taxes were computed at current tax rates on reported financial statement income. Deferred income tax provisions represented the tax effect of significant "timing differences" between financial statement income and current taxable earnings.

     In 1993, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 requires that deferred taxes be determined separately for each tax-paying component in each tax jurisdiction.

     The cumulative effect of adopting SFAS 109 on prior years' earnings was approximately $200,000, and is reported in the 1993 consolidated statement of operations. The effect of adopting SFAS 109 on income from continuing operations for the year ended December 31, 1993 was not material.

INCOME (LOSS) PER SHARE

     Income (loss) per common and common equivalent share is calculated using the weighted average number of common shares (including the Exchangeable Shares (see Note 4)) and common equivalent shares, to the extent dilutive, outstanding during the periods. Income (loss) per common share assuming full dilution is calculated using the weighted average number of common

(including the Exchangeable Shares) and common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the Company's convertible subordinated debentures, after giving effect to all net income adjustments that would result from the assumed conversion. Any reduction of less than 3% in the aggregate has not been considered dilutive in the calculation and presentation of income (loss) per common share assuming full dilution. Common equivalent shares are comprised solely of stock options. Since the Exchangeable Shares have voting and economic rights identical to Orbital common shares, the Exchangeable Shares have been included as common shares in the accompanying consolidated balance sheets.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Orbital considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments in securities that do not meet the definition of cash equivalents are classified as short-term investments. Since Orbital does not intend to hold its investments in debt and equity securities until maturity and does not actively trade the securities to maximize trading gains, Orbital classifies these securities as "available for sale" and, accordingly, reports such securities at fair value plus accrued interest. Any temporary excess (deficiency) of market value over (under) the underlying cost of the short-term investment is excluded from current period earnings and is reported as unrealized gains (losses) as a separate component of stockholders' equity.

     At December 31, 1995 and 1994, the Company had approximately $10,700,000 and $7,800,000, respectively, of cash restricted in support of outstanding letters of credit.

INVENTORIES

     Inventories consist of components inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out ("FIFO") or specific identification basis. Inventories, net of allowances for obsolescence of $3,778,000 and $3,936,000 in 1995 and 1994, respectively, consisted of the following at December 31, 1995 and 1994 (in thousands):

                                                1995            1994
                                              --------        --------
Components and raw materials                  $ 17,756        $ 13,623
Work-in-process                                 19,430          12,043
Finished goods                                   1,341             779
                                              --------        --------
  Total                                       $ 38,527        $ 26,445
                                              ========        ========


     Components inventory consists primarily of components and raw materials purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the percentage-of-completion method of accounting applied on a units of delivery basis, and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs). Work-in-process inventory has been reduced by contractual progress payments received of $2,631,000 and $4,122,000 at December 31, 1995 and 1994, respectively. Finished goods inventory consists of fully assembled commercial products awaiting shipment.

SELF-CONSTRUCTED ASSETS

     The Company self-constructs much of its ground support equipment, airborne support equipment and special test equipment used in the manufacture, production and delivery of many of its space-technology products. Orbital also builds and operates satellite systems used in providing commercial services.

     Orbital capitalizes certain costs incurred in constructing ground and airborne support and test equipment and satellite systems. Capitalized costs generally include direct construction costs and certain allocated indirect costs, and exclude general and administrative and research and development costs.

INVESTMENTS IN AFFILIATES

     The Company uses the equity method of accounting for its investments in and earnings of affiliates in which the Company has the ability to significantly influence, but not control, such affiliate's operations. In accordance with the equity method of accounting, the Company's carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its share of the affiliate's income and is reduced to reflect its share of the affiliate's losses. Orbital's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, the affiliate. Any difference between the amount of Orbital's investment and the amount of the underlying equity in each affiliate's net assets is amortized in a manner similar to goodwill. The Company capitalizes interest costs on equity method investments when such affiliate has significant assets under construction and has not yet commenced principal operations. At December 31, 1995 and 1994, approximately $10,914,000 and $5,500,000, respectively, of interest costs had been capitalized as part of the historical cost of investments in affiliates. The Company uses the cost method of accounting for investments in affiliates in which it cannot control or significantly influence operations.

     The Company provides a valuation allowance against an investment in an affiliate when it is determined that recovery of all or part of the investment is not probable. At December 31, 1995 and 1994, approximately $1,100,000 and $3,100,000, respectively, of allowance had been provided to fully reserve against certain investments in affiliates. Approximately $2,000,000 of gain on the sale of an investment was realized in 1995 when Orbital sold one such investment. The gain is reported in net investment income in the accompanying consolidated statement of operations.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

     The Company amortizes the excess of purchase price over net assets acquired related to prior business combinations on a straight-line basis over their estimated useful life, generally 20-40 years. Orbital periodically assesses and evaluates the recoverability of such assets based on current facts and circumstances and the operational viability of its acquired businesses.

     During 1994, as a result of obtaining additional information subsequent to the September 1993 acquisition of the Applied Science Operation ("ASO") (see
Note 4), the purchase price was reallocated to reflect a more accurate valuation of assets and liabilities acquired. As a result of the reallocation, the value of net tangible and identifiable intangible assets acquired increased by approximately $3,000,000, with a resulting decrease to the excess of purchase price over net assets acquired.

     During 1995 and 1994, as a result of obtaining additional information subsequent to the August 1994 acquisition of Fairchild Space and Defense Corporation ("Fairchild") (see Note 4), the purchase price was reallocated to reflect a more accurate valuation of assets and liabilities acquired. As a result of the reallocations, the value of net tangible and identifiable intangible assets acquired increased by approximately $6,700,000, with a resulting decrease to the excess of purchase price over net assets acquired. Additionally, at the date of the acquisition, Fairchild had certain contingencies relating primarily to the appropriateness and allowability of certain severance costs charged to its U.S. Government contracts from 1989 through 1992, for which a reasonable estimate of fair value could not be determined. During 1995, an estimate of the ultimate outcome of pre-acquisition contingencies was determined, and Orbital accordingly revised the allocation of purchase price to increase liabilities acquired by approximately $500,000, with a resulting increase in the excess of purchase price over net assets acquired.

WARRANTIES

     The Company occasionally accepts warranty clauses in its commercial and government contracts. In the event the Company does not purchase insurance coverage to protect itself in connection with such warranty clauses, the Company records a liability for warranty claims when it determines that a specific material liability exists. Orbital has not recorded any liability for potential warranty claims on its existing contracts because these expenses, if any, are not expected to have a material adverse impact on the Company's financial condition or results of operations.

     The Company at times provides limited warranties on certain commercial products and accrues an estimate of expected warranty costs based on historical experience.

1A.  RESTATEMENTS

     Management has determined to restate its previously issued consolidated financial statements as of and for the year ended December 31, 1995 with respect to its accounting treatment for the matters described below. The following table summarizes the various adjustments by financial statement line item for 1995. The impact of these matters on the unaudited interim financial results for 1995 is summarized in Note 16.

                                                 ------------------------------------------------------------------------------
                                                                    Consolidated Statement of Operations
                                                                    (In thousands, except per share data)
                                                                    For The Year Ended December 31, 1995
                                                 ------------------------------------------------------------------------------
                                                           As
                                                       Previously
                                                        Reported                      Adjustments              Restated
                                                        --------                      -----------              --------
Revenues                                                     $  364,320                    $  (4,480)  (b) (c)     $  359,840
Costs of goods sold                                             268,016                        3,130   (b) (c)        271,146
Research and development expenses                                28,512                           46   (b)             28,558
Selling, general and administrative
   expenses                                                      63,427                          743   (c)             64,170
Net investment income (expense)                                     639                          492   (a) (c)          1,131
Equity in earnings (losses) of affiliates                          (759)                         115   (c)               (644)
Provisions (benefit) for income taxes                            (1,302)                      (5,267)  (c)             (6,569)
Net income (loss)                                                (4,848)                                               (5,590)
Net income (loss) per common share, basic
   and assuming dilution                                          (0.19)                                                (0.21)

                                                                                CONSOLIDATED BALANCE SHEET
                                                                                     (In thousands)

                                                              12/31/95
                                                                 As                                               12/31/95
                                                             Previously                                              As
                                                              Reported               Adjustments                  Restated
                                                             ----------             -----------                 -----------
Receivables, net                                             $  118,358             $    (1,597)   (b) (d)      $  116,761
Deferred taxes and other current assets                           7,330                    (444)   (d)               6,886
Property, plant and equipment, net                              105,875                      26    (a) (b)         105,901
Investments in affiliates, net                                   74,063                     957    (a) (d)          75,020
Deferred income taxes and other assets                           12,330                   7,050    (d)              19,380
Accrued expenses                                                 41,474                   6,641    (d)              48,115
Accumulated deficit                                              (5,652)                   (742)                    (6,394)

     The Company uses the equity method of accounting for its investments in affiliates' in which the Company has the ability to significantly influence, but not control, such affiliates operations. Accordingly, Orbital uses the equity method of accounting for its investment in ORBCOMM Global, L.P. ("ORBCOMM") or ("ORBCOMM Global").

(a) Previously, the Company's consolidated financial statements reflected the Company's capitalization of interest expense on various assets, including on its equity investment in ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital has revised the capitalization of interest on certain assets including its equity method investment in ORBCOMM. These revisions include the compounding impact of interest, and the reduction of eligible investment amounts for losses recognized for equity method investors. These revisions had the effect of decreasing interest expense in 1995 by $985,000.

(b) The Company has historically capitalized certain costs associated with certain product enhancements. Previously, the Company's consolidated financial statements reflected such costs as capitalized assets. As reflected in the restated consolidated financial statements presented herein, the Company has expensed all previously capitalized enhancement costs. These revisions resulted in an increase in research and development expenses and costs of goods sold and a decrease in revenues for 1995 of $46,000, $10,000 and $1,257,000, respectively.

(c) Certain reclassification adjustments were made to the 1995 statement of operations that resulted in increases (decreases) to revenues, cost of goods sold, selling, general and administrative expenses, net investment income (expense), equity in earnings (losses) of affiliates and the tax benefit of ($3,223,000), $3,120,000, $743,000, $493,000, $115,000 and
     $7,050,000, respectively. The tax benefit of $1,783,000 was also netted against the cumulative effect of the accounting change with a corresponding decrease in the benefit for income taxes in 1995.

(d) Certain reclassification adjustments were made to the 1995 balance sheet related to the items noted above, including an increase in the deferred tax asset of $7,050,000 and an increase in accrued expenses of $7,600,000.

2.   TRANSACTIONS WITH ALLIANT TECHSYSTEMS, INC.

     In November 1988, Orbital and Hercules Incorporated ("Hercules") entered into a joint venture agreement relating to the development and production of the Pegasus space launch vehicle (the "Joint Venture Agreement"). In 1994, Alliant Techsystems, Inc. ("Alliant") acquired the assets of Hercules Aerospace Company (a wholly owned subsidiary of Hercules) and, in connection therewith, assumed the rights and responsibilities of Hercules with respect to the Joint Venture Agreement. During 1995, Orbital and Alliant replaced the Joint Venture Agreement with a joint teaming agreement to provide for the continuation of joint performance on the Pegasus and Taurus space launch vehicle programs (the "Joint Teaming Agreement"). The Joint Teaming Agreement provides, among other things, that Orbital will perform as the prime contractor for all present and future Pegasus and Taurus missions and Alliant will perform as a solid rocket motor and payload fairing subcontractor to Orbital on the Pegasus program and as a solid rocket motor subcontractor to Orbital on the Taurus program. As a subcontractor, Alliant will receive firm-fixed prices for its subcontracts and will no longer share in overall contract profits and losses, but will share in the costs and benefits associated with certain defined outstanding contingencies on current contracts. The Joint Teaming Agreement will continue through December 31, 2005, unless terminated earlier by mutual agreement.

     Alliant has also agreed to a final dismissal with prejudice of all present and future claims and litigation related to the Joint Venture Agreement, including (i) the January 1994 lawsuit filed by Hercules against Orbital alleging breaches of certain representations and warranties by Orbital in the 1988 stock purchase agreement between Hercules and Orbital, and (ii) the July 1994 lawsuit filed by Hercules against Orbital alleging breach of fiduciary duty and breach of contract in the determination of Orbital's recoverable costs pursuant to the Joint Venture Agreement.

3.   INVESTMENTS IN AFFILIATES

     ORBCOMM Partnerships. In 1993, the Company's majority owned subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners, an affiliate of Teleglobe Inc., formed a partnership, ORBCOMM Global, formerly known as ORBCOMM Development Partners, L.P., for the two-phased design, development, construction, integration, test and operation of a low-Earth orbit satellite communications system (the "ORBCOMM System"). OCC and Teleglobe Mobile Partners are each 50% general partners in ORBCOMM Global. OCC's and Teleglobe Mobile's total capital commitments to ORBCOMM Global are approximately $75,000,000 and $85,000,000, respectively, of which approximately $62,000,000 and $35,000,000, respectively, had been contributed through December 31, 1995.

     Additionally, OCC is a 2% general partner in ORBCOMM USA, L.P. ("ORBCOMM USA") and Teleglobe Mobile is a 2% general partner in ORBCOMM International Partners, L.P. ("ORBCOMM International"), two partnerships formed to market the ORBCOMM System. ORBCOMM Global is a 98% general partner in each of the two marketing partnerships.

     Pursuant to the terms of the partnership agreements, (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM Global; (ii) OCC controls the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since OCC is unable to control, but is able to exercise significant influence over, ORBCOMM Global's and ORBCOMM International's operating and financial policies, the Company is accounting for its investments in ORBCOMM Global and ORBCOMM International using the equity method of accounting. Since OCC is able to control the operational and financial affairs of ORBCOMM USA, the Company consolidates the accounts of ORBCOMM USA.

     Orbital is the primary supplier of the communications satellites, launch vehicles and ground systems to ORBCOMM Global, and successfully launched the first two ORBCOMM System satellites in April 1995. During 1995, 1994 and 1993, Orbital recorded contract revenues on sales to ORBCOMM Global of approximately $49,187,000, $30,048,000 and $38,207,000, respectively, and eliminated as equity in earnings (losses) of affiliates 50% of its profits on those sales since ORBCOMM Global is capitalizing substantially all its purchases from Orbital. At December 31, 1995 and 1994, Orbital had approximately $8,900,000 and $7,900,000, respectively, in receivables from ORBCOMM Global.

     At December 31, 1995, ORBCOMM Global had total assets, total liabilities and total partners' capital of $109,030,000, $14,428,000 and $94,602,000, respectively. ORBCOMM Global had approximately $900,000 in international distribution fee revenues in 1995 (none in 1994) and net income (loss) of approximately $55,000 and ($9,000) for the years ended December 31, 1995 and 1994, respectively.

     Based on its current assessment of the overall business prospects of the ORBCOMM partnerships and the ORBCOMM System, the Company currently believes its investment of approximately $73,000,000 in ORBCOMM Global is fully recoverable. If, in the future, implementation of the ORBCOMM System is significantly delayed, significantly restricted or abandoned, the Company may be required to expense part or all of its investment.

     Radarsat International Inc. The Company owns an approximate 25% equity interest in Radarsat International Inc. ("RSI"), a Canadian-based company specializing in satellite-based remote sensing. RSI successfully launched its first remote sensing satellite in November 1995 and expects to begin generating revenues in 1996. Orbital is accounting for its investment in RSI using the equity method of accounting.

     EarthWatch, Incorporated. The Company owns an approximate 1% equity interest in EarthWatch, Incorporated ("EarthWatch"), a U.S.-based company developing high-resolution commercial imaging services. The Company has agreed to acquire 300,000 Series B Preferred Shares of EarthWatch for approximately $3,000,000, payable in equal quarterly installments beginning in 1995. At December 31, 1995, Orbital had paid approximately $1,000,000 of this commitment. Orbital accounts for this investment using the cost method of accounting.

     American Space Lines. During 1995, Orbital and Rockwell International Corporation, pursuant to a cooperative agreement with NASA, endeavored to establish American Space Lines, a joint venture for the development of a technologically advanced reusable launch system. The joint venture agreement was not formally signed and, in the fourth quarter of 1995, Orbital expensed $3,000,000 of costs related to the termination of the development effort in early 1996.

4.   BUSINESS COMBINATIONS

     Purchase Transactions. On September 17, 1993, Orbital acquired ASO, a business unit of The Perkin-Elmer Corporation (the "ASO Acquisition"). As a result of the ASO Acquisition, the Company now produces and markets space- and ground-based sensors and instruments primarily for agencies of the U.S. Government and commercial aerospace companies.

     The ASO Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price of approximately $5,800,000 (consisting of 320,000 shares of the Company's Common Stock, $600,000 in cash and $200,000 in transaction expenses) was allocated to assets and liabilities acquired based on estimates of fair values as of the date of acquisition. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 20 years.

     On April 6, 1994, the Company (as a result of its acquisition of MDA, see below) acquired all the outstanding common shares of The PSC Communications Group Inc. ("PSC") from PSC's former shareholders (the "PSC Acquisition"). As a result of the PSC Acquisition, the Company now provides network communications training and consulting for various commercial and governmental entities.

     The PSC Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price of approximately $3,750,000 (excluding a maximum of approximately 100,000 shares of Orbital Common Stock issuable based on future earnings levels achieved by PSC) was allocated to assets and liabilities acquired based on estimates of fair values as of the date of acquisition. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 20 years.

     On August 11, 1994, the Company acquired all the outstanding common stock of Fairchild from Matra Aerospace, Inc. (the "Fairchild Acquisition"). As a result of the Fairchild Acquisition, the Company has expanded its satellite systems and space payload product lines and enhanced its spacecraft production capabilities.

     The Fairchild Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price of approximately $71,000,000 (consisting of 2,424,242 shares of the Company's Common Stock, $40,000,000 in cash and approximately $800,000 in transaction expenses) was allocated to assets and liabilities acquired based on estimates of fair values as of the date of acquisition. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 40 years. ASO's results of operations for the 14-week period ended December 31, 1993 and Fairchild's results of operations for the 19-week period ended December 31, 1994 are included in Orbital's 1993 and 1994 consolidated results of operations, respectively. As a result of recasting MDA's fiscal year end, Orbital's consolidated results of operations for 1994 include PSC's financial results for the full year.

     Pooling of Interests Transactions. On December 28, 1994, the Company acquired all the outstanding common stock of Magellan from Magellan's former shareholders in a tax-free merger. As a result of the Magellan Acquisition, Orbital now manufactures, markets and sells satellite-based navigation and communications equipment for consumer and industrial markets worldwide and has expanded its GPS satellite-based navigation applications.

     The Magellan Acquisition was consummated by exchanging 2,640,441 shares of the Company's Common Stock for all of Magellan's outstanding common stock. The Company also granted 409,556 options to acquire Orbital Common Stock (see Note
12) to Magellan employees who, at the date of the acquisition, held options to acquire Magellan common stock. The Magellan Acquisition is accounted for using the pooling of interests method of accounting and, accordingly, Orbital's historical consolidated financial statements have been restated to include Magellan's financial position, results of operations and cash flows. Merger expenses relating to the Magellan Acquisition of approximately $500,000 were charged to earnings during the three months ended December 31, 1994 and are included in other expenses in the accompanying consolidated statement of operations.

     Prior to the acquisition, Magellan's financial results were prepared on a June 30 fiscal year basis. Orbital's restated consolidated financial statements for 1993 and 1992 include Magellan's historical financial results for its fiscal years ended June 30, 1994 and 1993, respectively. Orbital's consolidated financial statements for the year ended December 31, 1994 include Magellan's financial results for the twelve-month period ended December 31, 1994. The effect of recasting Magellan's year end for 1994 has been charged to Orbital's retained earnings as of January 1, 1994. The charge to retained earnings eliminates the effect of including Magellan's results of operations for the six-month period ended June 30, 1994 of $1,138,000 in Orbital's 1994 and 1993 consolidated results of operations. Magellan's revenues for the same six-month period were approximately $18,500,000.

     On November 17, 1995, the Company acquired all the outstanding common shares of MDA from MDA's former shareholders in a merger designed to be tax-free to MDA's Canadian shareholders. As a result of the MDA Acquisition, Orbital is now a leading supplier of commercial satellite remote sensing ground systems, capable of handling all major optical and radar imaging satellites. Orbital also now provides advanced space-qualified software, air traffic control systems, defense electronics systems and network communications training and consulting.

     Pursuant to the terms of the MDA Acquisition, a newly established, wholly owned Canadian subsidiary of Orbital ("Acquisition Subsidiary") issued exchangeable shares (the "Exchangeable Shares") in exchange for all the issued and outstanding MDA common shares. The Exchangeable Shares have voting and economic rights with respect to Orbital identical to Orbital Common Stock and are exchangeable into Orbital Common Stock at the option of the holders. As part of the MDA Acquisition, Acquisition Subsidiary also issued 10,000 shares of Class B Preferred Stock to a financial advisor in satisfaction of a portion of the fees owed to that advisor. Additionally, Orbital issued one share of Series A Special Voting Preferred Stock to a voting trust to act as voting trustee on behalf of the holders of the Exchangeable Shares. The Orbital Series A Special Voting Preferred Stock has voting rights, privileges and preferences required to secure the voting rights relating to the Orbital Common Stock granted for the benefit of the holders of the Exchangeable Shares.

     The MDA Acquisition was consummated by issuing 4,087,126 Exchangeable Shares for all of MDA's outstanding common shares. The Company also granted 328,399 options to acquire Orbital Common Stock (see Note 12) to MDA employees who, at the date of the acquisition, held options to acquire MDA common shares. The MDA Acquisition is accounted for using the pooling of interests method of accounting and, accordingly, Orbital's historical consolidated financial statements have been restated to include MDA's financial position, results of operations and cash flows. Merger expenses relating to the MDA Acquisition of approximately $3,400,000 were charged to earnings during the three months ended December 31, 1995 and are included in other expenses in the accompanying consolidated statement of operations.

     Prior to the acquisition, MDA's financial results were prepared on a March 31 fiscal year basis. Orbital's restated consolidated financial statements for 1994 and 1993 include MDA's historical financial results for its fiscal years ended March 31, 1995 and 1994, respectively. Orbital's consolidated financial statements for the year ended December 31, 1995 include MDA's financial results for the twelve-month period ended December 31, 1995. The effect of recasting MDA's year end for 1995 has been charged to Orbital's retained earnings as of January 1, 1995. The charge to retained earnings eliminates the effect of including MDA's results of operations for the three-month period ended March 31, 1995 of $1,047,000 in Orbital's 1995 and 1994 consolidated results of operations. MDA's revenues for the same three-month period were approximately $20,634,000.

     The following table reconciles Orbital's previously reported operating results to operating results restated to reflect the pooling of interests with Magellan and MDA (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                           1994          1993
                                                        ---------      --------
REVENUES:
  As previously reported                                $ 221,946      $190,186
  Magellan                                                     NA        32,901
  MDA                                                      79,630        77,097
                                                        ---------      --------
  Restated for pooling of interests                     $ 301,576      $300,184
                                                        =========      ========
NET INCOME:
  As previously reported                                $   5,389      $  4,640
  Magellan                                                     NA         1,756
  MDA                                                       2,231         1,209
                                                        ---------      --------
  Restated for pooling of interests                     $   7,620      $  7,605
                                                        =========      ========

5.   SHORT-TERM INVESTMENTS

     The following table sets forth the aggregate amortized cost, aggregate fair value and gross unrealized gains and losses for Orbital's short-term investments in debt and equity securities at December 31, 1995 and 1994 (in thousands):

                         AMORTIZED          FAIR            UNREALIZED
1995                       COST            VALUE         GAINS      LOSSES
                       ---------------------------------------------------
Debt securities        $  19,645        $ 19,713     $    70       $   (2)
                       =========        ========     =======        =====
1994
Debt securities        $   8,755        $  8,663     $    --       $  (92)
Preferred stock            4,133           3,763          --         (370)
                       ---------        --------     -------       ------
Total                  $  12,888        $ 12,426     $    --       $ (462)
                       =========        ========     =======       ======

     Orbital realized net losses of approximately $261,000 and $353,000 on sales of short-term investments in 1995 and 1994, respectively. Debt securities (at fair value) with contractually scheduled maturities scheduled to mature in 1996, 1997 through 2000, and beyond 2000 are in the amounts of $14,690,000, $4,034,000 and $989,000, respectively.

6.   RECEIVABLES AND ACCRUED EXPENSES

     The components of receivables are as follows (in thousands):

                                     DECEMBER 31,
                                   1995            1994
                               ---------      ---------
                               (RESTATED)
Billed and billable            $  63,119      $  56,912
Recoverable costs and
  accrued profit not billed       46,691         51,859
Retainages due upon
  contract completion              7,724          8,109
Allowance for doubtful
  accounts                          (773)          (859)
                               ---------      ---------
Total                          $ 116,761      $ 116,021
                               =========      =========

     Recoverable costs and accrued profit not billed and retainages due upon contract completion at December 31, 1995 are amounts due primarily within one year and will be billed on the basis of contract terms and delivery schedules. Additionally, provisions of certain of the Company's agreements with subcontractors provide for payments to subcontractors on the basis of contract terms and delivery schedules, which at December 31, 1995 are also due primarily within one year.

     The accuracy and appropriateness of Orbital's direct and indirect costs and expenses under its government contracts, and therefore its receivables recorded pursuant to such contracts, are subject to extensive regulation and audit, including by the U. S. Defense Contract Audit Agency or by other appropriate agencies of the U.S. Government, which have the right to challenge Orbital's cost estimates or allocations with respect to any such contract. Additionally, a substantial portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on the Company's financial condition or results of operations.

     At December 31, 1995 and 1994, $26,470,000 and $27,792,000, respectively, were receivable from foreign customers. The Company enters into forward exchange contracts to hedge against foreign currency fluctuations on certain receivables and payables denominated in such foreign currencies. Accordingly, Orbital is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable or more onerous. The following table summarizes outstanding foreign exchange contracts at December 31, 1995 to (purchase) sell foreign currencies, along with current market values (U.S. dollars, in thousands):

- ----------------------------------------------------------------
    FOREIGN          CURRENCY                CURRENT   UNREALIZED
    CURRENCY         HEDGED      CONTRACT    MARKET       GAIN
     HEDGED          AGAINST      AMOUNT      VALUE      (LOSS)
- ----------------------------------------------------------------
Australian Dollars    CD        $    (73)  $    (74)    $   1
Belgian Francs        CD           2,762      2,850       (88)
Swiss Francs          CD              (1)        (1)        -
ECU                   CD           7,628      7,406       222
ECU                   PS             106        110        (4)
Pounds Sterling       CD            (241)      (244)        3
Japanese Yen          CD           2,831      2,701       130
Malaysian Riggits     CD              56         53         3
U.S. Dollars          CD           1,284      1,288        (4)
- ---------------------------------------------------------------
CD = Canadian Dollars       PS = Pounds Sterling
- ---------------------------------------------------------------


     Accrued expenses consist of the following (in thousands):

                                      DECEMBER 31,
                                 1995              1994
                              ---------        ---------
                              (RESTATED)
Payroll, payroll taxes
  and fringe benefits         $  17,856        $  19,113
Accrued contract costs            9,787           10,257
Other accrued expenses            8,920           14,233
                              ---------        ---------
Total                         $  36,563        $  43,603
                              =========        =========

7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                     DECEMBER 31,
                                1995               1994
                             ---------        ---------
                            (RESTATED)
Land                         $   1,422        $   1,349
Buildings and leasehold
  improvements                  17,455           18,433
Machinery and equipment         90,000           85,348
Equipment under
  construction                  28,388           37,262
Purchased software and
  technical drawings             7,340            7,107
Accumulated depreciation
  and amortization             (53,067)         (46,409)
                             ---------        ---------
Total                        $  91,538        $ 103,090
                             =========        =========

     Interest expense of approximately $6,685,000, $5,500,000 and $3,500,000 was capitalized during 1995, 1994 and 1993, respectively, as part of the historical cost of equipment under construction, satellite systems under construction and investments in affiliates.

8.   SATELLITE SYSTEMS

     Orbital owns and operates several satellite systems, and is in the process of constructing additional satellite systems, that provide or will provide high-resolution imaging, remote sensing services and Earth observation services to government and commercial customers. Generally, the Company does not begin construction of a specific project until a customer has committed to purchase future services generated by or provided from the specific satellite system. Orbital expenses the costs of developing and constructing these systems until such time that technological and economic feasibility have been established. Once established, Orbital capitalizes remaining construction costs, net of non-refundable payments received from customers. Any refundable advance payments for data received from customers are deferred until such time as the data is delivered. At December 31, 1995 and 1994, Orbital had capitalized approximately $14,910,000 and $6,788,000, respectively, relating to various satellite systems that are either operating or under construction.

9.   SHORT-TERM BORROWINGS

     The Company has a revolving credit facility that provides for total borrowings from an international syndicate of six banks of up to $65,000,000, subject to a defined borrowing base composed of certain contract receivables. At December 31, 1995 and 1994, approximately $3,000,000 and $22,500,000, respectively, of borrowings were outstanding against an available facility limit of approximately $23,500,000 and $24,800,000, respectively. The interest rate charged under the facility is a variable rate based on the prime rate, the Federal Funds rate or adjusted LIBOR. As of December 31, 1995, the interest rate on outstanding borrowings under this facility was approximately 9.5%. Borrowings are secured by contract receivables and certain other assets. The facility restricts the payment of dividends and contains certain covenants with respect to the Company's working capital, fixed charge ratio, leverage ratio and tangible net worth, and expires in September 1997.

     In September 1995, Orbital entered into a $7,000,000 unsecured demand line of credit with an international bank. The line is repayable upon demand and bears interest at the prime rate or LIBOR. No amounts were outstanding on the line at December 31, 1995.

     The Company maintains a $5,000,000 line of credit with a domestic bank, subject to a defined borrowing base. At December 31, 1995, $2,000,000 was outstanding against a facility limit of $3,000,000, and was secured by all of Magellan's assets. The interest rate on outstanding borrowings was approximately 9% at December 31, 1995.

10.  LONG-TERM OBLIGATIONS

     The following sets forth the Company's long-term obligations, excluding capital lease obligations (see Note 13), at December 31, 1995 and 1994 (in thousands):

                                         DECEMBER 31,
                                     1995           1994
                                  ----------     ----------
7.00% Secured Note, principal
  and interest  due monthly
  through December 1998           $    1,876     $    2,422
7.74-9.35% Secured Notes,
  principal and interest due
  monthly through September
  1997-October 1999                   17,816         23,065
8.95% Secured Bank Note,
  principal and interest due
  monthly through
  September 1999                       2,310          2,336
8.25% Secured Bank Note,
  principal and interest due
  monthly through July 1997            1,707          1,779
8.25% Secured Bank Note,
  interest due monthly
  through July 1997                    2,633          2,751
6.75% Convertible Subordinated
  Debentures, interest due
  semi-annually, principal due
  March 2003                          56,000         59,000
10.50% Unsecured Notes,
  interest due monthly, principal
  due June 2001                       20,000             --
                                  ----------     ----------
                                     102,342         91,353
Less current portion                  (6,084)        (5,798)
                                  ----------     ----------
  Total                           $   96,258     $   85,555
                                  ==========     ==========

     The 7.00% secured note is collateralized by certain equipment located at the Company's Pomona, California facility. The 7.74-9.35% secured notes are collateralized by certain equipment located at the Company's Germantown, Maryland facility. The 8.95% secured bank note is collateralized by the Company's satellite integration and test facility located in Dulles, Virginia. Additionally, Orbital is guarantor on approximately $5,000,000 of debt incurred by ORBCOMM Global.

     The Company has two secured bank borrowing agreements, totaling approximately $60,000,000, of which $13,500,000 was available at December 31, 1995. The secured bank notes, pursuant to a pari-passu agreement between two international banks, provide for borrowings at a variable rate based on the prime rate (approximately 8.25% at December 31, 1995), and are collateralized by receivables, inventory and certain other assets.

     In February 1993, the Company completed a public offering of $59,000,000 in convertible subordinated debentures (the "Convertible Debentures"). The Convertible Debentures mature in March 2003, are convertible into the Company's Common Stock at any time prior to maturity at a conversion price of $14 3/8 per share, and bear interest payable semi-annually in arrears at 6.75%. The Convertible Debentures are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 1996 at certain defined redemption prices, plus accrued interest to the date of redemption. Upon a defined change in control, each holder of Convertible Debentures has the right to require the Company to repurchase the Convertible Debentures for the principal amount, plus accrued interest. The Convertible Debentures are subordinated to all existing and future defined senior indebtedness of the Company. During 1995, $3,000,000 of Convertible Debentures were converted to Common Stock at the request of the holders.

     The fair value of Orbital's long-term obligations at December 31, 1995 and 1994 is estimated at approximately $106,000,000 and $111,000,000, respectively, based on quoted market prices or on current rates offered for debt of similar remaining maturities. Scheduled maturities of long-term debt for 1996, 1997, 1998, 1999 and 2000 are $6,100,000, $8,700,000, $5,200,000, $5,600,000 and
$263,000, respectively.

11.  INCOME TAXES

     The provisions (benefit) for income taxes for 1995, 1994 and 1993 consist of the following (in thousands):

                            YEARS ENDED DECEMBER 31,
                          1995        1994       1993
                       ---------   ---------   --------
                      (RESTATED)
CURRENT PROVISION:
  Federal              $      33   $     563   $    599
  Foreign                  1,180         756        128
  State                       --         732        502
DEFERRED PROVISION:
  Federal                 (5,623)        342      1,006
  Foreign                 (2,159)        (93)       (13)
  State                       --         444        181
                       ---------   ---------   --------
  Total                $  (6,569)  $   2,744   $  2,403
                       =========   =========   ========

     The income tax provisions (benefit) are different from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                       YEARS ENDED DECEMBER 31,
                                     1995         1994       1993
                                   --------     --------    -------
                                  (RESTATED)
U.S. Federal statutory rate          (34.0)%      34.0%      34.0%
Tax-exempt interest                  (13.7)       (5.7)      (5.5)
Intangible amortization               10.2         9.2        8.0
U.S. Federal tax credits                --        (7.2)     (13.1)
State income taxes, net
  of Federal benefits                   --         2.3        2.0
Foreign sales corporation               --        (1.3)      (0.1)
Foreign income taxes, net            (10.8)       (1.4)      (2.5)
Changes in Valuation Allowance       249.7         --         --
Other, net                          (268.6)       (3.4)       1.7
                                   --------   --------    -------
  Effective Rate                     (67.2)%      26.5%      24.5%
                                   ========   ========    =======

     The tax effects of significant temporary differences at December 31, 1995 and 1994 are as follows (in thousands):

                                                                     DECEMBER 31,
                                                                 1995            1994
                                                              ---------       ---------
                                                             (RESTATED)
TAX ASSETS:
  Non-deductible financial
    statement accruals                                        $  34,684       $  11,996
  Federal net operating loss
    carryforward                                                 44,655          28,214
  Intangible assets                                               6,865           8,900
  Federal and foreign tax credit
    carryforward                                                 19,587          16,342
                                                              ---------       ---------
                                                                105,791          65,452
  Valuation allowance                                           (68,021)        (43,596)
                                                              ---------       ---------
  Tax assets, net                                             $  37,770       $  21,856
                                                              =========       =========
TAX LIABILITIES:
  Percentage of completion
    accounting                                                $   2,555       $   2,585
  Excess tax depreciation                                         7,198           5,349
  Excess deductions for tax
    reporting purposes                                           18,007          13,475
                                                              ---------       ---------
Tax liabilities                                               $  27,760       $  21,409
                                                              =========       =========

     The Company established deferred tax assets in connection with its ASO and Fairchild acquisitions (see Note 4) in the amounts of $2,425,000 and $35,446,000, respectively, and deferred tax liabilities of $2,175,000 and $2,337,000, respectively. The Company also established a valuation allowance of approximately $33,109,000 against certain deferred tax assets acquired in connection with the Fairchild Acquisition.

     In 1995, approximately $2,100,000 of income before benefit for income taxes and cumulative effect of an accounting change was generated from foreign sources. Approximately 27.9% and 13.5% of the Company's 1994 and 1993 income before provision for income taxes and cumulative effect of accounting changes, respectively, was generated from foreign sources. The Company had Federal net operating loss and tax credit carryforwards of approximately $102,000,000 and $3,000,000, respectively, at December 31, 1995 that may be utilized through the year 2004, subject to certain annual limitations and other restrictions, of which portions expire beginning in 2001.

12.  COMMON STOCK, STOCK OPTIONS AND OTHER COMPENSATION PLANS

     In December 1993, the Company completed its third public offering of Common Stock consisting of 2,923,000 shares, receiving net proceeds of approximately $45,300,000. In June 1995, the Company completed a private placement of 2,000,000 shares of its Common Stock, receiving net proceeds of approximately $32,400,000. The Company's shares were placed with various international institutional investors and the private placement was exempt from public registration pursuant to Regulation S of the Securities Act of 1933, as amended.

     The Company's 1990 Stock Option Plan (the "1990 Plan") provides for grants of either incentive or non-qualified stock options to officers, employee directors and general employees of the Company and its subsidiaries. Under the terms of the 1990 Plan, incentive stock options may not be granted at less than 100% of the fair market value at the date of grant, and non-qualified options may not be granted at less than 85% of the fair market value at the date of grant. Each option under the 1990 Plan vests at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant. Options expire no more than ten years following the grant date. The 1990 Plan currently provides for the granting of up to 2,975,000 shares of the Company's Common Stock. The Company also maintains the 1990 Stock Option Plan for Non-Employee Directors, which provides solely for automatic grants of non-qualified stock options to purchase shares to eligible non-employee directors of the Company.

     The following table summarizes the option activity under the Company's stock option plans (including option plans assumed by the Company as a result of the Magellan and MDA acquisitions) for the last three years:

                                                       OUTSTANDING
                         NUMBER OF     OPTION PRICE        AND
                          SHARES        PER SHARE      EXERCISABLE
                        ---------     -------------    ----------
OUTSTANDING AT
  DECEMBER 31, 1992     1,223,102     $ 1.82-$20.00      502,802
Grants                    234,559     $ 3.51-$11.50
Exercised                 (84,474)    $ 7.50-$15.30
Cancelled/Expired         (48,989)    $10.50-$20.00
                        ---------     -------------
OUTSTANDING AT
  DECEMBER 31, 1993     1,324,198     $ 1.82-$20.00      558,422
Grants                    978,560     $ 3.51-$22.00
Exercised                (107,387)    $ 3.51-$15.30
Cancelled/Expired         (78,476)    $10.20-$22.00
                        ---------     -------------
OUTSTANDING AT
  DECEMBER 31, 1994     2,116,895     $ 1.82-$22.00      997,981
Grants                    553,966     $ 7.47-$18.81
Exercised                (300,011)    $ 3.51-$15.30
Cancelled/Expired        (130,325)    $ 3.51-$22.00
                        ---------     -------------
OUTSTANDING AT
  DECEMBER 31, 1995     2,240,525     $ 1.82-$22.00    1,133,713
                        ---------     -------------

     OCC adopted a stock option plan in 1992 (the "ORBCOMM Plan"). The ORBCOMM Plan provides for grants of incentive and non-qualified stock options to purchase OCC common stock to officers and employees of OCC and the Company. Under the terms of the ORBCOMM Plan, incentive stock options may not be granted at less than 100% of the fair market value at the date of grant and non-qualified options may not be granted at less than 85% of the fair market value of OCC common stock at the date of grant as determined by a committee consisting of two OCC Board members and two members appointed by Teleglobe Mobile. The options vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-fourth increments over a four-year period. Certain provisions of the ORBCOMM Plan require OCC to repurchase the common stock acquired pursuant to the options beginning in 1995 if a public market for OCC common stock has not been established. During 1994 and 1993, 118,650 and 99,500 options, respectively, were granted under the ORBCOMM Plan at prices ranging from $1.50 to $14.00 per share; none were granted in 1995. At December 31, 1995, 1994 and 1993, 545,900 options, 599,074 options and 496,274 options, respectively, were outstanding, and 411,086 options were exercisable at December 31, 1995. Approximately 9,000 and 44,000 ORBCOMM options were exercised and cancelled, respectively, during 1995. These OCC options are excluded from the above table.

     Compensation expense of approximately $55,000, $234,000 and $356,000 related to various option grants under the Company's plans was recognized for the years ended December 31, 1995, 1994 and 1993, respectively. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for Orbital's year ending December 31, 1996. SFAS 123 recommends, but does not require, the adoption of fair value accounting for stock-based compensation, including common stock options issued to employees. Orbital does not currently intend to adopt fair value accounting for stock-based compensation as recommended by SFAS 123.

     As of December 31, 1995, the Company had five Deferred Salary Profit-Sharing Plans (the "Plans") in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. Generally, all full-time employees are eligible for participation in the Plans. Company contributions to the Plans are made based on certain Plan provisions and at the discretion of the Board of Directors, and were approximately $5,015,000, $2,991,000 and $2,418,000 in 1995,
1994 and 1993, respectively. Total Company contributions to foreign defined contribution plans in 1995, 1994 and 1993 were $1,518,000, $1,436,000 and
$1,292,000, respectively. Orbital also adopted a deferred compensation plan in 1995; participation in the plan in 1995 was not material.

     As part of the Fairchild Acquisition, the Company also acquired a defined benefit plan covering substantially all Fairchild employees. Shortly after the Fairchild Acquisition, Orbital curtailed the defined benefit plan by suspending future participation in the plan. The approximate $2,500,000 excess of fair value of plan assets over the projected benefit obligation at the date of curtailment was recorded in the allocation of the purchase price. As a result of the curtailment, periodic pension cost was not material in 1995 and 1994 and is not expected to be material in the future. Also as part of the Fairchild Acquisition, the Company acquired a post-retirement health care plan covering employees retiring from Fairchild on or after attaining age 55 who have rendered at least 10 years of service. Orbital also curtailed the post-retirement plan by suspending future participation in the plan. The approximate $2,800,000 unfunded accumulated post-retirement benefit obligation at the date of curtailment was recorded in the allocation of the purchase price. As a result of the curtailment, post-retirement benefit cost was not material in 1995 and 1994 and is not expected to be material in the future.

13.  LEASE COMMITMENTS

     Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) as of December 31, 1995, are as follows (in thousands):

                                    OPERATING           CAPITAL
                                   ----------         ----------
1996                                $ 11,300          $   935
1997                                   8,800              608
1998                                   8,200              200
1999                                   8,100               --
2000                                   8,100               --
2001 and thereafter                   40,200               --
                                   ---------          -------
                                    $ 84,700            1,743
                                   =========
Less: Interest portion at 10%                            (188)
                                                      -------
                                                        1,555
Less: Current portion                                    (823)
                                                      -------
                                                      $   732
                                                      =======

     Rent expense under operating leases for 1995, 1994 and 1993 was $11,215,000, $10,624,000 and $9,300,000, respectively.

14.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     Supplemental cash flow disclosures related to the ASO, PSC and Fairchild purchase business combinations are as follows (in thousands):

                             FAIRCHILD         PSC             ASO
                               1994            1994            1993
                             ---------        -------        --------
Fair value of assets
  acquired                     $95,000        $ 4,585        $ 11,037
Liabilities assumed
  or established               (23,200)          (835)         (5,437)
Value of common stock
  issued to seller             (31,000)            --          (5,000)
                             ---------        -------        --------
Cash paid for
  acquisition                  $40,800        $ 3,750        $    600
                             =========        =======        ========

     Cash payments for interest and income taxes for 1995, 1994 and 1993 are as follows (in thousands):

                          YEARS ENDED DECEMBER 31,
                       1995         1994         1993
                     ---------    --------     --------
Interest paid        $   9,906    $ 11,831     $  8,765
Income taxes paid,
  net of refunds         1,339       2,447        2,643

15.  DISAGGREGATED FINANCIAL INFORMATION

     Industry Segment Information. Orbital's operations have been classified into two industry segments, "Space-Technology Products" and "Satellite-Based Services." Space-Technology Products include Launch Vehicles, including space and suborbital launch vehicles and technologically advanced launch vehicles; Satellite and Electronics Systems, including satellites, space sensors and instruments, and space payloads and experiments, as well as avionics and other electronics equipment; and Ground Systems and Software, including satellite ground systems and various software products and network consulting services.

     Satellite-Based Services include satellite-based mobile data communications, navigation and communications products and services and Earth observation services, along with various environmental monitoring products.

     The following table presents revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization by industry segment for 1995, 1994 and 1993. Operating income is total revenues less costs of goods sold, research and development expenses, selling, general and administrative expenses and amortization of goodwill (where applicable); identifiable assets are those assets used in the operations of each industry segment. There were no significant intersegment sales or transfers during 1995, 1994 and 1993.

                                                YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                           1995               1994           1993
                                      ---------          ---------      ---------
                                     (RESTATED)
SPACE-TECHNOLOGY PRODUCTS:
  Revenues                            $ 291,048          $ 242,767      $ 230,093
  Operating Income (Loss)                (1,132)             9,787         10,794
  Identifiable Assets                   242,771            236,305        189,686
  Capital Expenditures                   12,134             26,158          2,639
  Depreciation and
    Amortization                         15,412             11,507          6,533
  Impairment Losses, Net of Tax           2,377                 --             --
SATELLITE-BASED SERVICES:
  Revenues                               68,824             58,809         71,390
  Operating Income (Loss)                (1,439)             4,587          2,787
  Identifiable Assets                    94,672             87,360         61,664
  Capital Expenditures                    2,178              2,617          2,770
  Depreciation and
    Amortization                            872              1,048            570
CORPORATE, ADJUSTMENTS AND
  GOODWILL:
  Revenues                                  (32)                --         (1,299)
  Operating Income (Loss)                (4,684)            (1,999)        (1,293)
  Identifiable Assets                    60,062             42,778         89,380
  Goodwill                               75,395             74,599         27,249
  Capital Expenditures                    2,953              1,164          2,941
  Depreciation and
    Amortization                          2,724              2,285          1,730
  Goodwill Amortization                   3,221              2,358          1,634
CONSOLIDATED:
  Revenues                              359,840            301,576        300,184
  Operating Income (Loss)                (7,255)            12,375         12,288
  Identifiable Assets and
    Goodwill                            472,900            441,042        367,979
  Capital Expenditures                   17,265             29,939         38,350
  Depreciation and Total
    Amortization                         22,229             17,198         10,467
  Impairment Losses, Net of Tax           2,377                 --             --

     Domestic and Foreign Operations. Orbital's operations are conducted primarily from office, manufacturing and integration facilities in the United States and Canada, as follows (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                            1995          1994         1993
                                          --------      --------    ---------
                                         (RESTATED)
REVENUES:
  United States                          $ 286,434      $221,946    $ 223,087
  Canada                                    68,997        74,408       72,477
  United Kingdom and Other                   4,409         5,222        4,620
                                         ---------      --------    ---------
                                         $ 359,840      $301,576    $ 300,184
                                         =========      ========    =========
OPERATING INCOME (LOSS):
  United States                          $ (10,476)        9,662       10,969
  Canada                                     3,628         2,796        1,052
  United Kingdom and Other                    (407)          (83)         267
                                         ---------      --------    ---------
                                         $  (7,255)     $ 12,375    $  12,288
                                         =========      ========    =========
IDENTIFIABLE ASSETS:
  United States                          $ 426,313      $396,228    $ 322,099
  Canada                                    44,048        42,302       44,002
  United Kingdom and Other                   2,539         2,512        1,878
                                         ---------      --------    ---------
                                         $ 472,900      $441,042    $ 367,979
                                         =========      ========    =========


     Major Customers and Export Sales. A summary of Orbital's export sales by geographic area for the years ended December 31, 1995, 1994 and 1993 follows (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                            1995            1994          1993
                                          --------        --------      -------
                                         (RESTATED)
United States                            $ 271,227        $213,606      $209,873
Canada                                      45,558          46,839        51,392
Europe                                      23,594          24,468        17,938
Far East                                    15,242          13,998        15,489
Middle East and Other                        4,219           2,665         5,492
                                          --------        --------      --------
  Total                                  $ 359,840        $301,576      $300,184
                                          ========        ========      ========

     Approximately 40% of the Company's revenues in 1995, and 45% in each of 1994 and 1993, was generated under contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government's prime contractors.

16.  SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1995 and 1994, restated to reflect the MDA and Magellan acquisitions (in thousands, except share data):

                                                                               QUARTERS ENDED
                                                              MAR. 31      JUNE 30         SEPT. 30      DEC. 31
                                                              -----------------------------------------------------
1995, AS PREVIOUSLY REPORTED
Revenues, as initially reported                               $ 68,341    $ 64,589         $ 79,172       $   NA
MDA revenues                                                    20,634      17,177           16,645           NA
                                                              --------    --------          -------       ------
Revenues, restated for pooling of interests                     88,975      81,766           95,817       97,762
                                                              ========    ========         ========       ======
Income (loss) from operations, as initially
  reported                                                       3,152        (386)           4,662           NA
MDA income (loss) from operations                                1,462        (586)            (979)          NA
                                                              --------    --------          -------       ------
Income (loss) from operations, restated for
  poolings of interests                                          4,614        (972)           3,683       (6,179)
                                                              ========    ========         ========       ======
Net income (loss) before cumulative effect of
  accounting change, as initially reported                       1,968        (727)           2,202           NA
MDA net income (loss) before cumulative effect
  of accounting change                                           1,047        (899)            (445)          NA
                                                              --------    --------          -------       ------
Net income (loss) before cumulative effect of
  accounting change, restated for poolings of
  intersts                                                       3,015      (1,626)           1,757       (3,837)
                                                              ========    ========         ========       ======
Net income (loss), as initially reported                        (2,192)       (727)           2,202           NA
MDA net income (loss)                                            1,047       ( 899)            (445)          NA
                                                              --------    --------          -------       ------
Net income (loss), restated for poolings of
  interest                                                      (1,139)     (1,626)           1,757       (3,837)
                                                              ========    ========         ========       ======
Net income (loss) per common and dilutive share,
  as initially reported                                           (.11)       (.03)             .10           NA
Net income (loss) per common and dilutive share,
  restated for poolings of interest                               (.05)       (.07)             .06         (.14)

                                                         QUARTER ENDED
                                      MAR. 31       JUNE 30         SEPT. 30      DEC. 31
                                      ---------------------------------------------------
1994
----
Revenues, as initially
  reported                           $ 41,388    $ 38,734         $ 50,020     $ 65,066
Magellan and MDA
  revenues                             28,878      30,044           26,812       20,634
                                     --------    --------         --------     --------
Revenues, restated
  for poolings of interest             70,266      68,778           76,832       85,700
                                     ========    ========         ========     ========
  Income (loss) from
  operations, as initially
  reported                              2,304        (336)           3,573        2,530
Magellan and MDA income
  (loss) from operations                1,213       1,244              (77)       1,462
                                     --------    --------         --------     --------
Income from operations,
  restated for poolings
  of interests                          3,517         908            3,496        3,992
                                     ========    ========         ========     ========
Net income (loss), as
  initially reported                    1,660         (62)           1,580        1,140
Magellan and MDA net
  income                                1,069       1,082              101        1,047
                                     --------    --------         --------     --------
Net income, restated for
  poolings of interest                  2,729       1,020            1,681        2,187
                                     ========    ========         ========     ========
Earnings per share,
  as initially reported:
    primary                               .11          --              .10          .06
    fully diluted                         .09          --              .10          .06
Earnings per share, restated
  for poolings of interest:
    primary                               .12         .05              .07          .09
    fully diluted                         .10         .04              .08          .09


RESTATEMENTS

     Management has determined to restate its previously issued consolidated financial statements for each of the quarters in 1995 with respect to its accounting treatment for certain matters described below. The following is a summary of selected quarterly financial data as restated for 1995 (in thousands, except share data).

                                                         QUARTER ENDED
                                      MAR. 31       JUNE 30         SEPT. 30      DEC. 31
                                      ---------------------------------------------------
1995 (AS RESTATED)
------------------
Revenues                             $ 89,203    $ 81,994         $ 96,045     $ 92,598
Gross profit                           25,572      20,789           25,135       17,198
Income (loss) from operations           4,614        (972)           3,683      (14,580)
Income (loss) before cumulative
  effect of accounting change           1,390      (1,432)           2,039       (5,210)
Net income (loss)                       (987)      (1,432)           2,039       (5,210)
Income (loss) per common and
  dilutive share                        (0.04)      (0.06)            0.08        (0.19)


     Previously, the Company's consolidated financial statements reflected the Company's capitalization of interest expense on various assets, including on its equity investment in ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital has revised the capitalization of interest on certain assets, including its equity method investment in ORBCOMM. These revisions include the compounding impact of interest, and the reduction of eligible investment amounts for losses recognized for equity method investors. These revisions had the effect of decreasing interest expense for each quarter of 1995 as follows (in thousands):

                    March 31                 June 30                   September 30            December 31
     1995            $155                     $193                         $271                   $366


     The Company has historically capitalized and depreciated certain product enhancements. Previously, the Company's consolidated financial statements reflected such costs as capitalized assets. As reflected in the Company's restated consolidated financial statements, the Company has expensed all previously capitalized enhancement costs. These revisions resulted in a $1,313,000 decrease in operating income in the fourth quarter of 1995.

     In the first quarter of 1995, a tax benefit of $1,783,000 was netted against the cumulative effect of the accounting change with a corresponding decrease in the benefit for income taxes.

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

ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this Item is included under the captions "Election of Directors -- Summary Compensation Table," "Election of Directors -- Option Grants in Last Fiscal Year," "Election of Directors -- Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Election of Directors -- Indemnification Agreements," "Election of Directors -- Executive Employment Agreements" and "Election of Directors Information Concerning the Board and Its Committees" of the Proxy Statement filed pursuant to Regulation 14A on March 28, 1996 and is incorporated herein by reference.

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

     (c)  See Item 14(a)(3) of this report.

     (d)  See Item 14(a)(2) of this report.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                  ORBITAL SCIENCES CORPORATION
DATED:  June 26, 2000                                             By   /s/ Jeffrey V. Pirone
                                                                      -------------------------------------------------
                                                                      Jeffrey V. Pirone, Executive Vice President
                                                                      and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ORBITAL SCIENCES CORPORATION

     Under date of February 5, 1996, except as to note 1A, which is as of April 17, 2000, we reported on the consolidated balance sheets of Orbital Sciences Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, included in the Company's 1995 annual report on Form 10K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Company's 1995 Form 10-K/A. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statement schedule as of December 31, 1995 and for the year then ended has been restated.

                                    KPMG LLP


Washington, D.C.
February 5, 1996, except as to note 1A,
  which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

              COLUMN A                           COLUMN B                         COLUMN C                 COLUMN D        COLUMN E
------------------------------------------  -------------------   ------------------------------------  ---------------   ---------
                                                                                 ADDITIONS
                                                                  ------------------------------------
                                                                                         CHARGED/                        BALANCE AT
                                                BALANCE AT        CHARGED TO COSTS      CREDITED TO                        END OF
             DESCRIPTION                    START OF PERIOD (1)     AND EXPENSES    OTHER ACCOUNTS (2)   DEDUCTIONS (3)    PERIOD
------------------------------------------  -------------------   ----------------  ------------------  ---------------  ----------
YEAR ENDED DECEMBER 31, 1993
     Allowance for doubtful accounts             $     475            $      97         $      15         $              $    587
     Allowance for obsolete inventory                  929                  421               910                -          2,260
     Deferred income tax valuation reserve          14,759 (4)                -                 -             (303)        14,456(4)
YEAR ENDED DECEMBER 31, 1994
     Allowance for doubtful accounts             $     587            $     230         $      42                -       $    859
     Allowance for obsolete inventory                2,260                  216             1,571         $   (111)         3,936
     Allowance for unrecoverable
     investments                                         -                    -             3,100                -          3,100
     Deferred income tax valuation reserve          14,456                    -            29,308             (168)        43,596
YEAR ENDED DECEMBER 31, 1995 (Restated)
     Allowance for doubtful accounts             $     859            $     108         $       -         $   (194)      $    773
     Allowance for obsolete inventory                3,936                  580                 -             (738)         3,778
     Allowance for unrecoverable
     investments                                     3,100                    -                 -           (2,000)         1,100
     Deferred income tax valuation reserve          43,596               21,445             2,980                -         68,021


(1) All historical balances have been restated to reflect the Company's acquisitions of Magellan Corporation and MacDonald, Dettwiler and Associates, Ltd. The acquisitions were accounted for using the pooling of interests method of accounting.

(2) Amounts charged/credited to other accounts represent valuation and qualifying accounts recorded pursuant to purchase business combinations as described in Note (4) to the consolidated financial statements incorporated by reference elsewhere herein, adjustments required to recast pooled company's year end as described in Note (4) to the consolidated financial statements incorporated by reference elsewhere herein, and certain reclassifications of deferred tax accounts.

(3)  Deduction for revaluation of allowance account.

(4) The deferred income tax valuation reserve at December 31, 1993 and 1992 has been provided based on estimated deferred tax assets and liabilities in a foreign taxing jurisdiction, converting to generally accepted accounting principles as applied in the U.S. (SFAS 109), after recasting pooled Company's year end as described in Note (4) to the consolidated financial statements incorporated by reference elsewhere herein.

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


               EXHIBIT
                 NO.                           DESCRIPTION
              --------  --------------------------------------------------------------
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

                  9     Voting and Exchange Trust Agreement between the
                        Company, MacDonald Dettwiler Holdings Inc. and
                        State Street Bank and Trust Company (previously filed).

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

             10.1.4     Amendment No. 4 to the Credit Agreement, dated as of
                        November 15, 1995 (previously filed).

             10.1.5     Waiver No. 1 to the Credit Agreement, dated as of
                        December 19, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, dated March 28,
                        1995).

             10.1.6     Waiver No. 2 to the Credit Agreement, dated as of
                        February 29, 1996 (previously filed).

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

             10.2.2 Second Amendment to the NWML Note Agreement, dated as of March 15, 1996 (previously filed).

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


               EXHIBIT
                 NO.                           DESCRIPTION
              --------  --------------------------------------------------------------
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

               10.8     Orbital Communications Corporation Restated 1992 Stock
                        Option Plan, restated as of September 12, 1995
                        (previously filed).**

               10.9     Orbital Sciences Corporation 1995 Deferred Compensation
                        Plan.** (previously filed)

              10.10     Fairchild Space and Defense Corporation Supplemental
                        Executive Retirement Plan.** (previously filed)

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

            10.14.3     Amendment No. 3 to Master Agreement dated as of
                        September 12, 1995 (previously filed).

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

            10.15.1 Amendment No.1 to Agreement of Limited Partnership of ORBCOMM Development Partners, L.P. dated as of April 1, 1994 (incorporated by reference to
                        Exhibit 10.16.2.1 to the Company's Report on
                        Form 10-Q for the Quarter Ended June 30, 1994, dated
                        August 15, 1994).


               EXHIBIT
                 NO.                           DESCRIPTION
              --------  --------------------------------------------------------------
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

            10.16.1     Amendment No. 1 to Agreement of Limited Partnership of
                        ORBCOMM U.S. Partners, L.P. dated as of September 12,
                        1995 between Orbital Communications Corporation and
                        ORBCOMM Global Partners (previously filed).

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

            10.17.1 Amendment No.1 to Agreement of Limited Partnership of ORBCOMM International Partners, L.P. dated as of September 12, 1995 between Orbital
                        Communications Corporation and ORBCOMM Global
                        Partners (previously filed).

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

            10.18.1     Amendment No.1 to Proprietary Information and
                        Non-Competition Agreement dated as of September
                        12, 1995 among the Company, Orbital Communications
                        Corporation, Teleglobe Inc., Teleglobe Mobile
                        Partners, ORBCOMM Global, L.P., ORBCOMM USA, L.P., and ORBCOMM International Partners, L.P.
                        (previously filed).

              10.19     Support Agreement between the Company  and MacDonald,
                        Dettwiler Holdings, Inc., dated November 17, 1995.
                        (previously filed)

                 11     Statement re:  Computation of Earnings Per Share
                        (transmitted herewith).

                 21     Subsidiaries of the Company (previously filed).

                 23     Consent of KPMG LLP (transmitted herewith).

                 27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed
                        "filed" as part of the Form 10-K, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).

------------
*    Confidential treatment requested pursuant to Rule 24b-2 of the Exchange
     Act.

+    Confidential treatment previously granted by the Commission.

**   Management Contract or Compensatory Plan or Arrangement.