Form 10-K/A
period 1996-12-31
ORBITAL SCIENCES CORP /DE/
filed 2000-06-27
CIK 820736

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

    TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-18287

                                  -------------

                          ORBITAL SCIENCES CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                    DELAWARE
                         (STATE OR OTHER JURISDICTION OF
                  INCORPORATION OR ORGANIZATION OF REGISTRANT)
                                   06-1209561
                           (I.R.S. EMPLOYER I.D. NO.)

                            21700 ATLANTIC BOULEVARD
                             DULLES, VIRGINIA 20166
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (703) 406-5000
                         (REGISTRANT'S TELEPHONE NUMBER)

                                 ---------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, par value $0.01 (listed on The Nasdaq National Market System)

================================================================================

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price as reported on the Nasdaq Stock Market on March 19, 1997 was approximately $515,228,830.

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

                                EXPLANATORY NOTE

       Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the years ended December 31, 1996 and 1995 and its condensed consolidated quarterly financial statements for 1996 and 1995. This amendment includes in Item 8 such restated financial statements as of December 31, 1996 and 1995 and for the years in the two-year period ended December 31, 1996, and other information relating to such restated financial statements, including Business (Item 1), Selected Financial Data (Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operation (Item 7). Information regarding the effect of the restatements on Orbital's results of operations is included in the Notes to Financial Statements included in Item 8 of this amendment.

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

                          ORBITAL SCIENCES CORPORATION

                                    INDEX TO

                          ANNUAL REPORT ON FORM 10-K/A
                        FOR YEAR ENDED DECEMBER 31, 1996

                                                                                                                  PAGE
                   -------------                                                                                  -----
                    PART I
                   Item  1.        Business                                                                           1
                   Item  2.        Properties                                                                         8
                   Item  3.        Legal Proceedings                                                                  8
                   Item  4.        Submission of Matters to a Vote of Security Holders                                8
                   Item 4A.        Executive Officers of the Registrant                                               9

                   PART II

                   Item  5.        Market for Registrant's Common Equity                                             10
                   Item  6.        Selected Financial Data                                                           11
                   Item  7.        Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations                                                         13
                   Item  8.        Financial Statements and Supplementary Data                                       18
                   Item  9.        Changes in and Disagreements with Accountants                                     45

                   PART III

                   Item 10.        Directors and Executive Officers of the Registrant                                45
                   Item 11.        Executive Compensation                                                            45
                   Item 12.        Security Ownership of Certain Beneficial Owners and Management                    45
                   Item 13.        Certain Relationships and Related Transactions                                    45

                   PART IV

                   Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                   45

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

                                     * * * *

       Financial information about the Company's products and services, domestic and foreign operations and export sales is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below in Item 7 and the notes to the Company's consolidated financial statements set forth below in Item 8, and is incorporated herein by reference.

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

RESEARCH AND DEVELOPMENT

       The Company expects to continue to invest in product-related research and development, to conceive and develop new products and services, to enhance existing products and services and to seek customer and, where appropriate, strategic partner investments in these products and services. Orbital's research and development expenses, excluding direct customer-funded development, were approximately $23.1 million, $28.6 million and $17.3 million, respectively, for the fiscal years ended December 31, 1996, 1995 and 1994.

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

U.S. GOVERNMENT CONTRACTS

       During 1996, 1995 and 1994, approximately 45 percent, 40 percent and 45 percent, respectively, of the Company's total annual revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with the U.S. Government's prime contractors. Orbital's government contracts are subject to regular audit and periodic reviews and may be modified, increased, reduced or terminated in the event of changes in government requirements or policies, Congressional appropriations and program progress and scheduling. U.S. Government curtailment of expenditures for space research and development and related products and services could have a material adverse effect on Orbital's revenues and results of operations. Agencies within the U.S. Government and commercial customers to which sales by the Company accounted for ten percent or more of the Company's consolidated 1996 revenues were NASA, DoD and ORBCOMM Global.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       On March 12, 1997, there were 1,549 Orbital stockholders of record. The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol ORBI. The range of high and low closing sales prices of Orbital Common Stock for 1994 through 1996, as reported on the Nasdaq Stock Market, was as follows:


        1996                        HIGH          LOW
        ----                  -----------  ------------
        Fourth Quarter        $ 21 7/8      $ 16 1/4
        Third Quarter         $ 20          $ 16
        Second Quarter        $ 19 7/8      $ 13
        First Quarter         $ 16 1/8      $ 11 3/4

        1995                        HIGH          LOW
        ----                  -----------  ------------
        Fourth Quarter        $ 16 5/8      $ 12 3/16
        Third Quarter         $ 19 1/4      $ 16
        Second Quarter        $ 22          $ 15 1/2
        First Quarter         $ 20 1/2      $ 16 1/2

        1994                        HIGH          LOW
        ----                  -----------  ------------
        Fourth Quarter        $ 22 1/2      $ 15
        Third Quarter         $ 18 1/2      $ 14 1/2
        Second Quarter        $ 24 1/2      $ 14
        First Quarter         $ 26 1/2      $ 15 1/4

       Orbital has never paid a cash dividend on its Common Stock. The Company currently intends to retain earnings primarily for working capital and product development and therefore does not anticipate paying dividends in the foreseeable future. In addition, the Company is prohibited from paying cash dividends under an existing credit facility.

ITEM 6. SELECTED FINANCIAL DATA

       Management has determined to restate its previously issued consolidated financial statements as of and for the years ended December 31, 1996 and 1995 with respect to certain matters described in Note 1A to the Company's consolidated financial statements. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this Report. The consolidated operating data and other data for the three-year period ended December 31, 1996 and the consolidated balance sheet data at December 31, 1996 and 1995 are derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto included in this Report. The consolidated operating and other data for the years ended December 31, 1993 and 1992 and the consolidated balance sheet data at December 31, 1994, 1993 and 1992 are derived from consolidated financial statements not included or incorporated by reference herein.

                              SELECTED CONSOLIDATED
                                 FINANCIAL DATA
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        1996                1995                  1994
                                                                -----------------  --------------------  --------------------
OPERATING DATA:                                                         (restated)           (restated)
 Revenues                                                        $        449,787     $        359,840      $        301,576
 Costs of goods sold                                                      332,581              271,146               216,417
                                                                 ----------------     ----------------      ----------------
 Gross profit                                                             117,206               88,694                85,159
 Research and development expenses                                         23,068               28,558                17,259
 Selling, general and administrative expenses                              77,247               64,170                53,165
 Amortization of goodwill                                                   3,134                3,221                 2,360
                                                                 ----------------   ------------------    ------------------
 Income (loss) from operations                                             13,757               (7,255)               12,375
 Net investment income (expense)                                              (49)               1,131                  (244)
 Equity in earnings (losses) of affiliates                                 (7,008)                (644)               (1,264)
 Non-controlling interests in (earnings) losses of  consolidated
  subsidiaries                                                              1,473                  427                    --
 Acquisition expenses                                                          --               (3,441)                 (503)
                                                                 ----------------     ----------------      ----------------
 Income (loss) before provision (benefit) for income taxes,
  extraordinary item and cumulative effect of accounting
  change                                                                    8,173               (9,782)               10,364
 Provision (benefit) for income taxes                                         211               (6,569)                2,744
                                                                 ----------------     ----------------      ----------------
 Income (loss) before extraordinary item and cumulative effect
  of accounting change                                                      7,962               (3,213)                7,620
 Extraordinary item--gain on sale of assets, net of tax                     1,980                   --                    --
 Cumulative effect of accounting change, net of tax                            --               (2,377)                   --
                                                                 ----------------     ----------------      ----------------
 Net income (loss)                                               $          9,942     $         (5,590)     $          7,620
                                                                 ================     ================      ================

NET INCOME (LOSS) PER COMMON AND
     COMMON EQUIVALENT SHARE (1):
     Income (loss) before extraordinary item and cumulative
      effect of accounting change                                    $       0.27         $      (0.12)         $       0.33
     Extraordinary item--gain on sale of assets, net of tax                  0.07                   --                    --
     Cumulative effect of accounting change, net of tax                        --                (0.09)                   --
                                                                     ------------         ------------          ------------
                                                                     $       0.34         $      (0.21)         $       0.33
                                                                     ============         ============          ============
SHARES USED IN COMPUTING NET INCOME (LOSS) PER
     COMMON AND COMMON EQUIVALENT SHARE
                                                                       29,137,361           26,207,746            23,191,553
                                                                     ============         ============          ============
NET INCOME (LOSS) PER COMMON SHARE, ASSUMING
     FULL DILUTION (2):
     Income (loss) before extraordinary item and cumulative
      effect of accounting change                                    $       0.30         $      (0.12)         $       0.32
     Extraordinary item--gain on sale of assets, net of tax                  0.04                   --                    --
     Cumulative effect of accounting change, net of tax                        --                (0.09)                   --
                                                                     ------------         ------------          ------------
                                                                     $       0.34         $      (0.21)         $       0.32
                                                                     ============         ============          ============
SHARES USED IN COMPUTING NET INCOME (LOSS)
     PER COMMON SHARE, ASSUMING FULL DILUTION                          31,616,119           26,207,746            27,309,336
                                                                     ============         ============          ============
BALANCE SHEET DATA:
     Cash and cash equivalents and short-term investments            $     33,750         $     35,030          $     40,345
     Net working capital                                                   71,055               78,778                57,449
     Total assets                                                         509,613              472,900               441,042
     Short-term borrowings                                                 38,969               11,907                28,977
     Long-term obligations, net                                            35,326               96,990                86,068
     Stockholders' equity                                                 323,795              238,166               206,943

                                                                              YEARS ENDED DECEMBER 31,
                                                                            1993              1992
                                                                   --------------------  -------------------
OPERATING DATA:
 Revenues                                                             $        300,184      $        273,171
 Costs of goods sold                                                           228,289               207,834
                                                                      ----------------      ----------------
 Gross profit                                                                   71,895                65,337
 Research and development expenses                                              19,703                15,565
 Selling, general and administrative expenses                                   38,270                41,723
 Amortization of goodwill                                                        1,634                 1,606
                                                                    ------------------    ------------------
 Income (loss) from operations                                                  12,288                 6,443
 Net investment income (expense)                                                   (44)                  860
 Equity in earnings (losses) of affiliates                                      (2,436)                   --
 Non-controlling interests in (earnings) losses of  consolidated
  subsidiaries                                                                      --                    --
 Acquisition expenses                                                               --                    --
                                                                      ----------------      ----------------
 Income (loss) before provision (benefit) for income taxes,
  extraordinary item and cumulative effect of accounting
  change                                                                         9,808                 7,303
 Provision (benefit) for income taxes                                            2,403                 1,997
                                                                      ----------------      ----------------
 Income (loss) before extraordinary item and cumulative effect of
   accounting change                                                             7,405                 5,306
 Extraordinary item--gain on sale of assets, net of tax                             --                    --
 Cumulative effect of accounting change, net of tax                                200                    --
                                                                      ----------------      ----------------
 Net income (loss)                                                    $          7,605      $          5,306
                                                                      ================      ================

NET INCOME (LOSS) PER COMMON AND
     COMMON EQUIVALENT SHARE (1):
     Income (loss) before extraordinary item and cumulative effect of
       accounting change                                                  $       0.40          $       0.29
     Extraordinary item--gain on sale of assets, net of tax                         --                    --
     Cumulative effect of accounting change, net of tax                           0.01                    --
                                                                        --------------        --------------
                                                                          $       0.41          $       0.29
                                                                          ============          ============
SHARES USED IN COMPUTING NET INCOME (LOSS) PER
     COMMON AND COMMON EQUIVALENT SHARE
                                                                            18,728,980            18,492,059
                                                                      ================      ================
NET INCOME (LOSS) PER COMMON SHARE, ASSUMING
     FULL DILUTION (2):
     Income (loss) before extraordinary item and cumulative effect of
      accounting change                                                   $       0.36          $       0.29
     Extraordinary item--gain on sale of assets, net of tax                         --                    --
     Cumulative effect of accounting change, net of tax                           0.01                    --
                                                                          ------------         -------------
                                                                          $       0.37          $       0.29
                                                                          ============          ============
SHARES USED IN COMPUTING NET INCOME (LOSS)
     PER COMMON SHARE, ASSUMING FULL DILUTION                               22,343,402            18,492,059
                                                                      ================      ================
BALANCE SHEET DATA:
     Cash and cash equivalents and short-term investments             $         85,347      $         16,019
     Net working capital                                                        92,036                41,527
     Total assets                                                              367,979               212,151
     Short-term borrowings                                                      15,793                 6,377
     Long-term obligations, net                                                 73,165                10,818
     Stockholders' equity                                                      169,389               111,687

1. Net income (loss) per common and common equivalent share is calculated using the weighted average number of shares and dilutive equivalent shares outstanding during the periods.

2. Net income (loss) per common share, assuming full dilution, is calculated using the weighted average number of shares and dilutive equivalent shares outstanding during the periods, plus the effect of an assumed conversion of the Company's convertible subordinated debentures prior to their actual conversion in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   A significant portion of the company's space and ground infrastructure systems revenues are generated under long-term contracts with various agencies of the U.S. Government, various foreign governments and commercial customers. Orbital recognizes revenues on long-term contracts using the percentage of completion method of accounting, under which revenue and profit are recognized based on actual costs incurred in relation to total estimated costs to complete the contract or specific delivery terms and conditions. To the extent that estimated costs of completion are adjusted, revenue recognized from a particular contract will be affected in the period of the adjustment.

   The company is accounting for its 50% investment in ORBCOMM Global, L.P. ("ORBCOMM Global") using the equity method of accounting. In accordance with the equity method of accounting, Orbital consolidates 100% of the revenues earned and costs incurred on sales of products and services to ORBCOMM Global. The company also recognizes as equity in earnings (losses) of affiliates its proportionate share of ORBCOMM Global's profits and losses. During the construction phase of the ORBCOMM system, ORBCOMM Global is capitalizing substantially all system construction costs, including amounts paid to Orbital. To the extent ORBCOMM Global capitalizes its purchases from Orbital, the company eliminates as equity in earnings (losses) of affiliates 50% of its profits and losses from those sales. Orbital controls, and therefore consolidates the accounts of, ORBCOMM USA, L.P., a partnership that markets ORBCOMM system services in the United States.

   In 1995, the company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). The cumulative effect of adopting SFAS 121 on prior years' earnings, relating to the impairment in the carrying amount of certain assets to be disposed of that supported the company's orbit transfer vehicle product line, was $2,377,000, net of tax benefit of $1,783,000, and is reported in the 1995 consolidated statement of operations.

   Statements included in this discussion and in the Annual Report relating to future revenues, sales, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, and the level of the company's investment in satellite imaging projects and the ORBCOMM business are forward-looking statements that involve risks and uncertainties. Factors that may cause the actual results, performance or achievements of the company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements include, among other things, general economic and business conditions, launch success, product performance, availability of required capital, market acceptance of new products and technologies and other factors more fully described in Exhibit 99 to the company's Report on Form 10-K for the year ended December 31, 1996.

   Certain of the 1996 and 1995 financial information has been restated. See Notes 1A and 14 to the consolidated financial statements.

SIGNIFICANT RECENT ACQUISITIONS

   Orbital acquired MacDonald, Dettwiler and Associates, Ltd. ("MDA") on November 17, 1995 and Magellan Corporation ("Magellan") on December 29, 1994. Both transactions were accounted for using the pooling of interests method of accounting for business combinations. Orbital's historical financial information has been restated to effect the pooling of interests with MDA and Magellan as of the earliest period presented. Orbital incurred transaction expenses of approximately $3,400,000 and $500,000 in 1995 and 1994, respectively, related to these business combinations.

   On August 11, 1994, Orbital acquired Fairchild Space and Defense Corporation ("Fairchild"), a subsidiary of Matra Aerospace, Inc., in a transaction accounted for as a purchase business combination. Fairchild's results of operations for the nineteen-week period ended December 31, 1994 have been included in Orbital's consolidated results of operations for the year ended December 31, 1994.

   The following table shows the company's revenues, gross profits and margins, by major product category within each business sector, for each of the three years ended December 31, 1996, 1995 and 1994:

                                               1996 (RESTATED)                               1995 (RESTATED)
                             ---------------------------------------------   -------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
                                                   GROSS                                           GROSS
                                 REVENUES         PROFIT         MARGIN          REVENUES         PROFIT       MARGIN
                             ----------------  ------------   ------------   ----------------  -----------  ------------
SPACE AND GROUND
   INFRASTRUCTURE SYSTEMS      $    377,166    $     93,899      24.9%         $    296,109    $    65,360    22.1%

     Launch Vehicles                103,687          18,769      18.1                67,803          7,462     11.0

     Satellites                     101,891          22,625      22.2                82,849         10,431     12.6

     Electronics and
       Sensor Systems                92,070          26,608      28.9                71,983         24,597     34.2

     Ground Systems
       and Software                  79,518          25,897      32.6                73,474         22,870     31.1

SATELLITE ACCESS PRODUCTS            71,188          25,134      35.3                52,531         20,085     38.2
SATELLITE-DELIVERED SERVICES          1,433          (1,827)      N/A                11,200          3,249     29.0
                               ------------    ------------     -----          ------------    -----------     ----
CONSOLIDATED TOTALS            $    449,787    $    117,206      26.1%         $    359,840    $    88,694     24.6%
                               ============    ============     =====          ============    ===========     ====




                                                                   1994
                                                 -----------------------------------------
                                                             (DOLLARS IN THOUSANDS)
                                                                       GROSS
                                                     REVENUES         PROFIT        MARGIN
                                                 ----------------  -----------   ---------
SPACE AND GROUND
   INFRASTRUCTURE SYSTEMS                          $    252,905    $    61,239      24.2%

     Launch Vehicles                                     84,970         16,954      20.0

     Satellites                                          35,032          9,231      26.4

     Electronics and
       Sensor Systems                                    53,273         14,775      27.7

     Ground Systems
       and Software                                      79,630         20,279      25.5

SATELLITE ACCESS PRODUCTS                                38,517         17,802      46.2

SATELLITE-DELIVERED SERVICES                             10,154          6,118      60.3
                                                   ------------    -----------      ----
CONSOLIDATED TOTALS                                $    301,576    $    85,159      28.2%
                                                   ============    ===========      ====





RESULTS OF OPERATIONS

REVENUES

   Orbital's consolidated revenues for 1996, 1995 and 1994 were $449,787,000, $359,840,000 and $301,576,000, respectively. Revenues include sales to ORBCOMM Global of approximately $47,215,000, $49,187,000 and $30,048,000 in 1996, 1995
and 1994, respectively.

   Space and Ground Infrastructure Systems. Revenues from the company's space and ground infrastructure systems increased to $377,166,000 in 1996, from $296,109,000 in 1995 and $252,905,000 in 1994.

   Revenues from the company's launch vehicles increased to $103,687,000 in 1996 from $67,803,000 in 1995. Launch vehicle revenues were $84,970,000 in 1994. The decrease in revenues from 1994 to 1995 is primarily attributable to significant delays in production of the company's Pegasus space launch vehicle as a result of the June 1994 and June 1995 Pegasus XL launch failures. The significant increase in revenues in 1996 is attributable to revenues generated from the resumption of production and launch of the Pegasus XL launch vehicle and from work performed under new and existing contracts for the company's Taurus launch vehicle. During 1996, Orbital carried out four successful Pegasus launches. A fifth Pegasus launch, which occurred in November 1996, delivered two NASA satellites to their targeted orbits, but the two satellites failed to separate from the launch vehicle. The company believes that the problem was caused by a faulty electrical power system on the Pegasus launcher that failed to activate certain satellite separation mechanisms, and does not anticipate significant further launch delays as a result of this problem.

   Revenues from sales of satellites increased to $101,891,000 in 1996, from $82,849,000 in 1995 and $35,032,000 in 1994. The increase in satellite revenues in 1995 as compared to 1994 is primarily attributable to a full year's sales of satellites following the 1994 acquisition of Fairchild. The increase in 1996 is primarily attributable to additional revenues generated from new satellite orders from commercial and government customers received in late 1995 and in 1996.

   Electronics and sensor systems revenues increased to $92,070,000 in 1996, from $71,983,000 in 1995 and $53,273,000 in 1994. The increase in 1995 as compared to 1994 is primarily due to a full year's sales of defense electronics products following the 1994 acquisition of Fairchild offset, in part, by a decrease in space sensors and instruments sales. The increase in 1996 revenues is primarily attributable to work performed on defense electronics and intelligent transportation management systems orders received in 1995 and 1996.

   Ground systems and software revenues were $79,518,000, $73,474,000 and $79,630,000 in 1996, 1995 and 1994, respectively. Sales of satellite ground systems declined in 1995 due to a decrease in worldwide demand for ground system installations; however, the number of installations and upgrades increased in 1996, resulting in greater revenues.

   Satellite Access Products. Revenues from sales of satellite navigation and communications products were $71,188,000 for 1996, as compared to $52,531,000 in 1995 and $38,517,000 in 1994. The year-to-year increases are due to significant growth in the number of Global Positioning System ("GPS") products sold offset, in part, by lower average unit sales prices.

   Satellite-Delivered Services. The company's start-up satellite-delivered services businesses generated revenues of $1,433,000, $11,200,000 and $10,154,000 for 1996, 1995 and 1994, respectively. Satellite-delivered services revenues for 1996 were primarily attributable to sales of satellite imagery to government and commercial customers by the company's subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), as well as modest sales of ORBCOMM services in the United States. Revenues in 1995 and 1994 primarily represented sales of ground stations and network software to ORBCOMM Global; no such sales were made in 1996.

COSTS OF GOODS SOLD

   Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and under the company's various development and production contracts. Orbital's costs of goods sold for 1996, 1995 and 1994 were $332,581,000 (73.9% of revenues), $271,146,000 (75.4% of revenues) and $216,417,000 (71.8% of revenues), respectively. The reduction in costs of goods sold as a percentage of revenues in 1996 is attributable in part to resumption of production of the company's Pegasus space launch vehicle. Other contributing factors include increased profit margins on certain satellite and ground systems contracts offset, in part, by lower average unit sales prices of satellite navigation products.

   Profit margins in 1996 decreased as a result of the November Pegasus launch anomaly and certain other unanticipated contract cost increases. There can be no assurance that the company will have sufficient contingency reserves to cover any future launch vehicle or other contract cost increases. Also during 1996, the company recognized a decrease in costs of goods sold of $2,523,000 related to the write-off or expiration of certain Canadian Development loans no longer required or expected to be repaid. The increase in costs of goods sold as a percentage of revenues in 1995 as compared to 1994 is attributable in part to approximately $2,100,000 of cost increases on the Pegasus program resulting from two earlier launch failures, and unanticipated cost increases on certain satellite programs.

RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during 1996, 1995 and 1994 were $23,068,000, $28,558,000 and $17,259,000, respectively. Research and development spending during 1996 relates primarily to the development of new or improved navigation and communications access products, improved launch vehicles, including enhancements to the Taurus and Pegasus launch vehicles, and new satellite initiatives. Research and development spending during 1995 and 1994 reflected Orbital's continued development of its Pegasus XL, including certain failure review and resolution efforts of approximately $7,900,000 in 1995. Research and development expenses in 1995 included $3,000,000 of costs related to an advanced reusable launch vehicle development program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses include the costs of marketing, advertising, promotion and other selling expenses as well as the costs of the finance, legal, administrative and general management functions of the company. Selling, general and administrative expenses for 1996, 1995 and 1994 were $77,247,000 (17.2% of revenues), $64,170,000 (17.8% of revenues) and $53,165,000
(17.6% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues from 1995 to 1996 is primarily attributable to significant growth in space and ground infrastructure revenues, along with only modest growth in selling, general and administrative expenses attributable to those product lines offset, in part, by increased costs from expanded marketing efforts related to the company's satellite-delivered services start-up businesses.

INVESTMENT INCOME AND INTEREST EXPENSE

   Net investment income (expense) was ($49,000), $1,131,000 and ($244,000) for 1996, 1995 and 1994, respectively. Investment income reflects interest earnings on short-term investments and realized gains and losses on investments, reduced by interest expense on outstanding debt of $1,412,000, $2,952,000 and $1,740,000 in 1996, 1995 and 1994, respectively. Investment income in 1995 included an approximate $2,000,000 gain on the sale of an investment. Interest expense is net of capitalized interest of approximately $8,156,000, $6,685,000 and $5,500,000 in 1996, 1995 and 1994, respectively. On August 14, 1996, the company completed the redemption of the remaining $55,880,000 outstanding principal amount of its 6.75% Convertible Subordinated Debentures due 2003, thereby reducing interest payments going forward.

EQUITY IN LOSSES OF AFFILIATES AND NON-CONTROLLING INTERESTS IN LOSSES OF CONSOLIDATED SUBSIDIARIES

   Equity in losses of affiliates includes Orbital's proportionate share of ORBCOMM Global's net income or loss for the year and Orbital's elimination of proportionate profits or losses on sales to ORBCOMM Global. In 1996, Orbital's share of ORBCOMM Global's net loss was $8,268,000, and Orbital eliminated $714,000 of losses on sales to ORBCOMM Global. In 1995, Orbital's share of ORBCOMM Global's net income was $454,000, and Orbital eliminated $1,213,000 of profits on sales to ORBCOMM Global. In 1994, ORBCOMM Global had no net income or loss, and Orbital eliminated $1,264,000 of profits on sales to ORBCOMM Global. Non-controlling interests in losses of consolidated subsidiaries represents that portion of the subsidiary's losses allocable to other shareholders.

PROVISION (BENEFIT) FOR INCOME TAXES

   The company recorded consolidated income tax provisions of $211,000 and $2,744,000 for 1996 and 1994, respectively. The company's effective tax rate for these periods (2.6% and 26.5% in 1996 and 1994, respectively) is primarily a result of non-tax deductible goodwill amortization related to purchase acquisitions, offset by tax-exempt interest earnings, U.S. Federal net operating loss carryforwards and Canadian investment tax credits. The company recorded an income tax benefit of approximately $6,569,000 in 1995, primarily as a result of reducing the deferred tax valuation allowance related to the realizability of certain tax credits, and other tax assets and the carryback and recapture of previously paid U.S. Federal taxes and management's determination that certain Canadian investment tax credit carryforwards would be realized in the near future.

   At December 31, 1996, Orbital had approximately $120,000,000 of U.S. Federal net operating loss carryforwards and $3,000,000 of U.S. Federal research and experimental tax credit carryforwards which, subject to certain annual limitations, are available to reduce future U.S. Federal income tax obligations. At December 31, 1996 and 1995, Orbital provided an allowance of $54,432,000 and $68,021,000, respectively, against certain of its consolidated deferred tax assets.

EXTRAORDINARY GAIN ON SALE OF ASSETS

   In the fourth quarter of 1996, the company's wholly-owned subsidiary, MacDonald, Dettwiler and Associates (MDA), sold substantially all the assets of The PSC Communications Group, Inc. for approximately $13,000,000, resulting in a gain of approximately $3,600,000. The gain on sale of $1,980,000, net of tax, has been recorded as an extraordinary item since the assets were acquired through the acquisition of MDA in 1995, which was accounted for as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

   The company's growth has required substantial capital to fund both an expanding business base and significant research and development and capital expenditures. The company has funded these requirements to date, and expects to fund its requirements in the future, through cash generated by operations, working capital, loan facilities, asset-based financings, joint venture arrangements, and private and public equity and debt offerings. Additionally, the company has historically made strategic acquisitions of businesses and routinely evaluates potential acquisition candidates. The company expects to continue to pursue potential acquisitions that it believes would enhance its business. The company has historically financed its acquisitions, and expects to finance its future acquisitions, through cash on hand, cash generated by operations, the issuance of debt and/or equity securities, and/or asset-based financings.

   Cash, cash equivalents and short-term investments were $33,750,000 at December 31, 1996, and the company had short-term and long-term debt obligations outstanding of approximately $74,295,000. The outstanding debt relates primarily to advances under the company's line of credit facilities, secured and unsecured notes, and fixed asset financings. Cash and cash equivalents included approximately $11,604,000 of cash reserved against outstanding letters of credit. Orbital's current ratio was 1.5 at December 31, 1996, compared to 1.7 and 1.4 at December 31, 1995 and 1994, respectively.

   In December 1996 and June 1995, the company issued and sold 1,200,000 and 2,000,000 shares, respectively, of its Common Stock in private placements to various offshore institutional investors, receiving net proceeds of approximately $20,000,000 and $32,400,000, respectively.

   On August 14, 1996, the company completed the redemption of the remaining $55,880,000 outstanding principal amount of its 6.75% Convertible Subordinated Debentures due 2003. The outstanding principal amount was converted into 3,887,304 shares of Common Stock.

   Orbital amended its $20,000,000 unsecured note agreement during the third quarter of 1996 to facilitate compliance with certain financial covenants as well as to permit the completion of the ORBCOMM Global debt financing. In connection with this amendment, the interest rate on the note was increased from 10.5% to 11.5%, effective July 1, 1996. The unsecured note contains certain covenants with respect to fixed charge ratio, leverage ratio and tangible net worth, and includes certain cross-default provisions. The company is currently considering restructuring or refinancing this debt.

   The company's primary revolving credit facility provides for total borrowings from an international syndicate of six banks of up to $65,000,000, subject to a defined borrowing base comprised of certain receivables. Approximately $8,000,000 of borrowings were outstanding under the facility at December 31, 1996, and the available facility limit was approximately $36,000,000. At December 31, 1996, the average interest rate on outstanding borrowings under this facility was approximately 7.5%. Borrowings are secured by receivables and certain other assets. The facility prohibits the payment of cash dividends and contains certain covenants with respect to the company's working capital, fixed charge ratio, leverage ratio and tangible net worth, and expires in September 1997. Orbital plans to extend this facility in 1997.

   The company also maintains two additional revolving credit facilities, under which approximately $23,200,000 was outstanding at December 31, 1996. The borrowing capacity of the two additional agreements was approximately $35,000,000, consisting of a $10,000,000 line of credit collateralized by substantially all the assets of Magellan and an unsecured $25,000,000 demand line of credit.

   On August 7, 1996, ORBCOMM Global issued and sold $170,000,000 of senior unsecured notes due 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14%, and provide for noteholder participation in future ORBCOMM Global service revenues. Net proceeds from the sale of the Notes are being applied to (i) the design, construction, launch, operation and marketing of ORBCOMM Global services, (ii) operating and management expenses (including cost contingencies) and (iii) the first two years of interest on the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by the company's majority owned subsidiary, Orbital Communications Corporation, and by Teleglobe Mobile Partners; the guarantee is non-recourse to Orbital.

   The company's operations provided net cash of approximately $14,521,000 during 1996. The company also invested approximately $21,546,000 in ORBCOMM Global, incurred $10,355,000 in capital expenditures related to ORBIMAGE satellite imaging systems and incurred approximately $39,844,000 in capital expenditures for various launch vehicle, satellite and other production and test equipment to support future growth.

   Orbital expects that the capital required for the design, development, construction, marketing and initial operations of its ORBIMAGE commercial satellite imaging business will be approximately $225,000,000. The company has invested approximately $60,000,000 to date on imaging satellites and related ground systems that are currently operating, in the final testing phase, or under design and development. Orbital expects to invest up to $30,000,000 in ORBIMAGE satellite imaging projects in 1997. In addition, Orbital is exploring alternatives for raising capital to fund the remaining costs of such projects, including customer financing and the issuance of securities at the ORBIMAGE subsidiary level.

 ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Independent Auditors' Report                                                           19
Consolidated Statements of Operations                                                  20
Consolidated Balance Sheets                                                            21
Consolidated Statements of Stockholders' Equity                                        22
Consolidated Statements of Cash Flows                                                  23
Notes to Consolidated Financial Statements                                             24

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ORBITAL SCIENCES CORPORATION:

        We have audited the accompanying consolidated balance sheets of Orbital Sciences Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Sciences Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

        As discussed in note 1A, the accompanying consolidated balance sheets as of December 31, 1996 and 1995, and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 have been restated.

                                                        KPMG LLP

Washington, D.C.
February 5, 1997, except as to note 1A,
  which is as of April 17, 2000

                             CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                FOR THE YEARS ENDED DECEMBER 31,

                                                                                                               1996
                                                                                                     ------------------------
                                                                                                            (RESTATED)

Revenues                                                                                                  $       449,787
Costs of goods sold                                                                                               332,581
                                                                                                          ---------------
Gross profit                                                                                                      117,206

Research and development expenses                                                                                  23,068
Selling, general and administrative expenses                                                                       77,247
Amortization of goodwill                                                                                            3,134
                                                                                                          ---------------
Income (loss) from operations                                                                                      13,757

Net investment income (expense), net of interest expense of
   $1,412, $2,952, and $1,740, respectively                                                                           (49)
Equity in earnings (losses) of affiliates                                                                          (7,008)
Non-controlling interests in (earnings) losses of consolidated subsidiaries                                         1,473
Acquisition expenses                                                                                                   --
                                                                                                          ---------------

Income (loss) before provision (benefit) for income taxes,
  extraordinary item and cumulative effect of accounting change                                                     8,173
Provision (benefit) for income taxes                                                                                  211
                                                                                                          ---------------

Income (loss) before extraordinary item and cumulative effect of accounting change                                  7,962
Extraordinary item - gain on sale of assets, net of tax                                                             1,980
Cumulative effect of accounting change, net of taxes                                                                   --
                                                                                                          ---------------
Net income (loss)                                                                                         $         9,942
                                                                                                          ===============
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
Income (loss) before extraordinary item and cumulative effect of accounting change                        $          0.27
Extraordinary item--gain on sale of assets, net of tax                                                               0.07
Cumulative effect of accounting change, net of tax                                                                     --
                                                                                                          ---------------
                                                                                                          $          0.34
                                                                                                          ===============
Shares used in computing net income (loss)
    per common and common equivalent share                                                                     29,137,361
                                                                                                          ===============

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING FULL DILUTION:
Income (loss) before extraordinary item and cumulative effect of accounting change                        $          0.30
Extraordinary item--gain on sale of assets, net of tax                                                               0.04
Cumulative effect of accounting change, net of tax                                                                     --
                                                                                                          ---------------
                                                                                                          $          0.34
                                                                                                          ===============
Shares used in computing net income (loss)
   per common share, assuming dilution                                                                         31,616,119
                                                                                                          ===============






                                                                                             FOR THE YEARS ENDED DECEMBER 31,

                                                                                              1995                      1994
                                                                                    ------------------------  ----------------------
                                                                                           (RESTATED)
Revenues                                                                                 $       359,840           $       301,576
Costs of goods sold                                                                              271,146                   216,417
                                                                                         ---------------           ---------------
Gross profit                                                                                      88,694                    85,159

Research and development expenses                                                                 28,558                    17,259
Selling, general and administrative expenses                                                      64,170                    53,165
Amortization of goodwill                                                                           3,221                     2,360
                                                                                         ---------------           ---------------
Income (loss) from operations                                                                     (7,255)                   12,375

Net investment income (expense), net of interest expense of
   $1,412, $2,952, and $1,740, respectively                                                        1,131                      (244)
Equity in earnings (losses) of affiliates                                                           (644)                   (1,264)
Non-controlling interests in (earnings) losses of consolidated subsidiaries                          427                        --
Acquisition expenses                                                                              (3,441)                     (503)
                                                                                         ---------------           ---------------

Income (loss) before provision (benefit) for income taxes,
  extraordinary item and cumulative effect of accounting change                                   (9,782)                   10,364
Provision (benefit) for income taxes                                                              (6,569)                    2,744
                                                                                         ---------------           ---------------

Income (loss) before extraordinary item and cumulative effect of accounting change                (3,213)                    7,620
Extraordinary item - gain on sale of assets, net of tax                                               --                        --
Cumulative effect of accounting change, net of taxes                                              (2,377)                       --
                                                                                         ---------------           ---------------
Net income (loss)                                                                        $        (5,590)          $         7,620
                                                                                         ===============           ===============
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
Income (loss) before extraordinary item and cumulative effect of accounting change       $         (0.12)              $      0.33
Extraordinary item--gain on sale of assets, net of tax                                                --                        --
Cumulative effect of accounting change, net of tax                                                 (0.09)                       --
                                                                                         ---------------           ---------------
                                                                                         $         (0.21)              $      0.33
                                                                                         ===============           ===============
Shares used in computing net income (loss)
    per common and common equivalent share                                                    26,207,746                23,191,553
                                                                                         ===============           ===============

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING FULL DILUTION:
Income (loss) before extraordinary item and cumulative effect of accounting change       $         (0.12)              $      0.32
Extraordinary item--gain on sale of assets, net of tax                                                --                        --
Cumulative effect of accounting change, net of tax                                                 (0.09)                       --
                                                                                         ----------------          ---------------
                                                                                         $         (0.21)              $      0.32
                                                                                         ================          ===============
Shares used in computing net income (loss)
   per common share, assuming dilution                                                        26,207,746                27,309,336
                                                                                         ===============           ===============



See accompanying notes to consolidated financial statements.

                                  CONSOLIDATED
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       DECEMBER 31,
                                                                                                 1996                 1995
                                                                                           -----------------   ------------------
ASSETS                                                                                       (RESTATED)            (RESTATED)
CURRENT ASSETS:

  Cash and cash equivalents, including restricted cash of
    $11,604 and $10,700, respectively                                                        $    27,923          $    15,317
  Short-term investments, at market                                                                5,827               19,713
  Receivables, net                                                                               140,973              116,761
  Inventories, net                                                                                27,159               38,527
  Deferred income taxes and other current assets                                                   5,952                6,886
                                                                                             -----------          -----------
    TOTAL CURRENT ASSETS                                                                         207,834              197,204
                                                                                             -----------          -----------

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of
     $69,534 and $53,614, respectively                                                           126,888              105,901
INVESTMENTS IN AFFILIATES, net                                                                    88,394               75,020
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, less accumulated amortization of
  $15,942 and $13,695, respectively                                                               69,512               75,395
DEFERRED INCOME TAXES AND OTHER ASSETS                                                            16,985               19,380
                                                                                             -----------          -----------
  TOTAL ASSETS                                                                               $   509,613          $   472,900
                                                                                             ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term obligations                           $    38,969          $    11,907
Accounts payable                                                                                  26,611               25,903
Accrued expenses                                                                                  40,019               48,115
Deferred revenue                                                                                  31,180               32,501
                                                                                             -----------          -----------
  TOTAL CURRENT LIABILITIES                                                                      136,779              118,426
                                                                                             -----------          -----------
LONG-TERM OBLIGATIONS, net of current portion                                                     35,326               96,990
OTHER LIABILITIES                                                                                 15,523               19,740
                                                                                             -----------          -----------
  TOTAL LIABILITIES                                                                              187,628              235,156
                                                                                             -----------          -----------
NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                              (1,810)                (422)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $.01; 10,000,000 shares authorized:
  Series A Special Voting Preferred Stock, one share authorized and outstanding                       --                   --
  Class B Preferred Stock, 10,000 shares authorized and outstanding                                   --                   --
Common Stock, par value $.01; 40,000,000 shares authorized, 32,160,598 and 26,766,029
  shares outstanding, after deducting 15,735 shares held in treasury                                 322                  268
Additional paid-in capital                                                                       323,592              247,580
Unrealized gains  on short-term investments                                                           14                   68
Cumulative translation adjustment                                                                 (3,681)              (3,356)
Retained earnings (accumulated deficit)                                                            3,548               (6,394)
                                                                                             -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                                       323,795              238,166
                                                                                             -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $   509,613          $   472,900
                                                                                             ===========          ===========

See accompanying notes to consolidated financial statements.

                             CONSOLIDATED STATEMENTS
                             OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                    COMMON STOCK
                                                    ----------------------------------------          ADDITIONAL
                                                            SHARES                 AMOUNT          PAID-IN CAPITAL
                                                    ---------------------  -----------------       ---------------
BALANCE, DECEMBER 31, 1993                                 21,725,693              $   217               $   177,379

  Shares issued to employees and directors                    107,387                    2                     1,619
  Shares issued in purchase business combination            2,424,242                   24                    30,976
  Adjustment to recast year end of pooled company                  --                   --                        --
  Transactions of pooled companies                                 --                   --                        56
  Translation adjustment                                           --                   --                        --
  Net income                                                       --                   --                        --
  Unrealized losses on short-term investments                      --                   --                        --
                                                         ------------              -------               -----------
BALANCE, DECEMBER 31, 1994                                 24,257,322                  243                   210,030

  Shares issued to employees and directors                    300,011                    3                     1,857
  Shares issued in private offering                         2,000,000                   20                    32,366
  Conversion of convertible debentures                        208,696                    2                     2,914
  Adjustment to recast year end of pooled company                  --                   --                        --
  Transactions of pooled company                                   --                   --                       413
  Translation adjustment                                           --                   --                        --
  Net loss                                                         --                   --                        --
  Unrealized gains on short-term investments                       --                   --                        --
                                                         ------------              -------               -----------
BALANCE, DECEMBER 31, 1995 (restated)                      26,766,029                  268                   247,580

  Shares issued to employees and directors                    298,916                    3                     2,163
  Shares issued in private offering                         1,200,000                   12                    20,251
  Conversion of convertible debentures                      3,895,653                   39                    53,598
  Translation adjustment                                           --                   --                        --
  Net income                                                       --                   --                        --
  Unrealized losses on short-term investments                      --                   --                        --
                                                         ------------              -------               -----------
BALANCE, DECEMBER 31, 1996 (restated)                      32,160,598              $   322               $   323,592
                                                         ============              =======               ===========


                                                        UNREALIZED
                                                     GAINS (LOSSES) ON            CUMULATIVE            RETAINED EARNINGS
                                                        SHORT-TERM                TRANSLATION               (ACCUMULATED
                                                        INVESTMENTS               ADJUSTMENT                  DEFICIT)
                                                        -----------        -----------------------   -----------------------
BALANCE, DECEMBER 31, 1993                                $     12                $   (2,335)              $    (5,884)

  Shares issued to employees and directors                      --                        --                        --
  Shares issued in purchase business combination                --                        --                        --
  Adjustment to recast year end of pooled company               --                        --                    (1,138)
  Transactions of pooled companies                              --                        --                      (355)
  Translation adjustment                                        --                      (776)                       --
  Net income                                                    --                        --                     7,620
  Unrealized losses on short-term investments                 (474)                       --                        --
                                                          --------                ----------               -----------
BALANCE, DECEMBER 31, 1994                                    (462)                   (3,111)                      243

  Shares issued to employees and directors                      --                        --                        --
  Shares issued in private offering                             --                        --                        --
  Conversion of convertible debentures                          --                        --                        --
  Adjustment to recast year end of pooled company               --                        --                    (1,047)
  Transactions of pooled company                                --                        --                        --
  Translation adjustment                                        --                      (245)                       --
  Net loss                                                      --                        --                    (5,590)
  Unrealized gains on short-term investments                   530                        --                        --
                                                          --------                ----------               -----------
BALANCE, DECEMBER 31, 1995 (restated)                           68                    (3,356)                   (6,394)

  Shares issued to employees and directors                      --                        --                        --
  Shares issued in private offering                             --                        --                        --
  Conversion of convertible debentures                          --                        --                        --
  Translation adjustment                                        --                      (325)                       --
  Net income                                                    --                        --                     9,942
  Unrealized losses on short-term investments                  (54)                       --                        --
                                                          --------                ----------               -----------
BALANCE, DECEMBER 31, 1996 (restated)                     $     14                $   (3,681)              $     3,548
                                                          ========                ==========               ===========



                                                           TOTAL
                                                     ------------------
BALANCE, DECEMBER 31, 1993                                 $   169,389

  Shares issued to employees and directors                       1,621
  Shares issued in purchase business combination                31,000
  Adjustment to recast year end of pooled company               (1,138)
  Transactions of pooled companies                                (299)
  Translation adjustment                                          (776)
  Net income                                                     7,620
  Unrealized losses on short-term investments                     (474)
                                                           -----------
BALANCE, DECEMBER 31, 1994                                     206,943

  Shares issued to employees and directors                       1,860
  Shares issued in private offering                             32,386
  Conversion of convertible debentures                           2,916
  Adjustment to recast year end of pooled company               (1,047)
  Transactions of pooled company                                   413
  Translation adjustment                                          (245)
  Net loss                                                      (5,590)
  Unrealized gains on short-term investments                       530
                                                           -----------
BALANCE, DECEMBER 31, 1995 (restated)                          238,166

  Shares issued to employees and directors                       2,166
  Shares issued in private offering                             20,263
  Conversion of convertible debentures                          53,637
  Translation adjustment                                          (325)
  Net income                                                     9,942
  Unrealized losses on short-term investments                      (54)
                                                           -----------
BALANCE, DECEMBER 31, 1996 (restated)                      $   323,795
                                                           ===========

See accompanying notes to consolidated financial statements.

                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                                 1996                1995                1994
                                                                          ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         (RESTATED)          (RESTATED)
  NET INCOME (LOSS)                                                          $      9,942        $     (5,590)       $      7,620
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
        Depreciation and amortization expense                                      25,096              22,229              17,198
        Equity in losses of affiliates                                              7,008                 644               1,264
        Non-controlling interests in losses of consolidated subsidiaries           (1,473)               (427)                 --
        Loss (gain) on sale of fixed assets and investments                           226              (2,196)                  4
        Cumulative effect of accounting change                                         --               2,377                  --
     CHANGES IN ASSETS AND LIABILITIES:
        (Increase) decrease in receivables, net                                   (27,712)               (739)             12,536
        (Increase) decrease in inventories, net                                    10,261             (12,082)             (3,638)
        (Increase) decrease in other current assets                                    --                 115               5,215
        (Increase) decrease in other non-current assets                             2,085              (8,878)                169
        Decrease in accounts payable and accrued expenses                          (9,318)             (4,687)            (10,929)
        Increase (decrease) in deferred revenue                                     1,360               7,558             (22,609)
        Increase (decrease) in other liabilities                                   (2,954)                942               2,761
                                                                             ------------        ------------        ------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        14,521                (734)              9,591
                                                                             ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (39,844)            (17,265)            (29,939)
  Proceeds from sales of assets, net                                                9,518                 293                  --
  Purchases of available-for-sale investment securities                            (5,623)            (61,685)            (35,731)
  Sales of available-for-sale investment securities                                11,041              49,168              42,255
  Maturities of available-for-sale investment securities                            8,220               8,100               7,789
  Investments in and advances to affiliates                                       (23,458)            (20,201)            (15,208)
  Payment for business acquisition                                                     --                  --             (45,063)
                                                                             ------------        ------------        ------------
     NET CASH USED IN INVESTING ACTIVITIES                                        (40,146)            (41,590)            (75,897)
                                                                             ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings net of (repayments)                                        26,200             (17,483)              9,405
  Principal payments on long-term obligations                                      (7,502)             (5,749)             (1,883)
  Net proceeds from issuance of long-term obligations                                  --              20,000              28,730
  Fees associated with conversion of debentures                                    (2,571)                 --                  --
  Net proceeds from issuances of common stock                                      22,429              34,246               1,753
  Adjustment to recast pooled company's year end                                       --              (1,047)             (1,138)
                                                                             ------------        ------------        ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                     38,556              29,967              36,867
                                                                             ------------        ------------        ------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                         (325)               (245)               (776)
                                                                              ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               12,606             (12,602)            (30,215)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     15,317              27,919              58,134
                                                                             ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $     27,923        $     15,317        $     27,919
                                                                             ============        ============        ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, is an international space and information systems company that designs, manufactures, operates and markets a broad range of affordable space and ground infrastructure systems, satellite access products and satellite-delivered services. Space and ground infrastructure systems include launch vehicles, satellites, electronics and sensors, and satellite ground systems and software; satellite access products include satellite navigation and communications products; and satellite-delivered services include global messaging and remote imaging services. Disaggregated financial information is presented in Note 2.

PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

        Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

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

REVENUE RECOGNITION

        Orbital recognizes revenues on long-term infrastructure contracts using the percentage of completion method of accounting. Accordingly, (i) revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned, and (ii) revenues on long-term fixed-price contracts are recognized based on costs incurred in relation to total estimated costs, or based on specific delivery terms and conditions. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

        Revenues from sales of access products and satellite services are generally recognized when the product is shipped or the service is performed.

FOREIGN CURRENCY

        Orbital's foreign operating entities are in a number of countries and deal in a number of foreign currencies. The financial results of foreign operations are translated to U.S. dollars using the current exchange rates for assets and liabilities and using weighted average exchange rates for revenues, expenses, gains and losses.

        Translation gains and losses relating to foreign operations that are self-contained and integrated within a particular country or economic environment, and therefore are not dependent on the U.S. dollar, are recognized as a separate component of stockholders' equity until there is a realized reduction in Orbital's net investment in the foreign operation. Translation losses in 1996, 1995 and 1994 were approximately $325,000, $245,000 and $776,000, respectively. Translation gains and losses relating to foreign operations that are a direct and integral component or extension of Orbital's domestic operations, and therefore are dependent on the U.S. dollar, are reported currently as a component of net income.

        Orbital enters into forward exchange contracts to hedge against foreign currency fluctuations on certain receivables and payables. Gains and losses on contracts to hedge specific foreign currency commitments are deferred and accounted for as part of the underlying transaction.

RESEARCH AND DEVELOPMENT

        Research and development expenses include self-funded product development activities, exclude direct customer-funded development and are expensed as incurred. Research and development expenses are allocated, when appropriate, to U.S. Government contracts under government-mandated cost accounting standards. In 1995, Orbital expensed $3,000,000 of costs related to the termination of a reusable launch vehicle development program. Such costs are included as research and development expenses.

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

        In 1995, the company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which (i) requires that long-lived assets "to be held and used" be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, (ii) requires that long-lived assets "to be disposed of" be reported at the lower of carrying amount or fair value less cost to sell and
(iii) provides guidelines and procedures for measuring an impairment loss that are significantly different from previous guidelines and procedures. The cumulative effect of adopting SFAS 121 on prior years' earnings, related to the impairment in the carrying amount of certain assets to be disposed of that supported Orbital's orbit transfer vehicle product line, was approximately $2,377,000, net of tax benefit of $1,783,000, and is reported in the 1995 consolidated statement of operations. The effect of adopting SFAS 121 on income from continuing operations for 1996 and 1995 was not material.

        Orbital's policy is to review its long-lived assets, including investments in affiliates, specialized equipment used to support specific space-related products and satellite systems, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company recognizes an impairment loss when the sum of expected future cash flows is less than the carrying amount of the asset. Given the inherent technical and commercial risks within the space industry, it is reasonably possible that the company's current estimate that it will recover the carrying amount of its long-lived assets from future operations may change.

INCOME TAXES

        The company recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

STOCK-BASED COMPENSATION

        Prior to January 1, 1996, the company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Pursuant to APB 25, compensation expense is recorded only to the extent that the current market price of the underlying stock exceeded the exercise price on the date of grant. On January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (See Note 13).

INCOME (LOSS) PER SHARE

        Income (loss) per common and common equivalent share is calculated using the weighted average number of common shares (including the Exchangeable Shares (See Note 4)) and common equivalent shares, to the extent dilutive, outstanding during the periods. Income (loss) per common share assuming full dilution is calculated using the weighted average number of common shares (including the Exchangeable Shares) and common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's Convertible Debentures, after giving effect to all net income adjustments that would result from the assumed conversion. The Convertible Debentures were converted to Orbital common shares on August 14, 1996 (See Note 10). Any reduction of less than 3% in the aggregate has not been considered dilutive in the calculation and presentation of income (loss) per common share assuming full dilution. Common equivalent shares are comprised solely of stock options (See Note 13). Since the Exchangeable Shares have voting and economic rights identical to Orbital common shares, the Exchangeable Shares have been included as common shares in the accompanying consolidated balance sheets.

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

        At December 31, 1996 and 1995, the company had approximately $11,604,000 and $10,700,000, respectively, of cash restricted in support of outstanding letters of credit.

INVENTORIES

        Inventories consist of components and raw materials inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out ("FIFO") or specific identification basis. Inventories, net of allowances for obsolescence of $5,100,000 and $3,800,000 in 1996 and 1995, respectively, consisted of the following:

                                                   DECEMBER 31,
            (IN THOUSANDS)                    1996              1995
 ------------------------------------   ----------------  ----------
Components and raw materials               $   19,090        $   17,756
Work-in-process                                 6,962            19,430
Finished goods                                  1,107             1,341
                                           ----------        ----------
    Total                                  $   27,159        $   38,527
                                           ==========        ==========

        Components and raw materials are purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the percentage-of-completion method of accounting applied on a units of delivery basis, and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs). Work-in-process inventory has been reduced by contractual progress payments received of $26,696,000 and $2,631,000 at December 31, 1996 and 1995, respectively. Finished goods inventory consists of fully assembled commercial products awaiting shipment.

SELF-CONSTRUCTED ASSETS AND INTERNALLY DEVELOPED SOFTWARE

        The company self-constructs much of its ground and airborne support and special test equipment used in the manufacture, production and delivery of many of its infrastructure products. Orbital also builds and operates satellite systems used in providing commercial services. Orbital capitalizes certain costs incurred in constructing ground and airborne support and special test equipment and satellite systems. Capitalized costs generally include direct construction costs and certain allocated indirect costs, and exclude general and administrative and research and development costs.

        The company also capitalizes certain internal costs incurred in developing software to be used to support various programs and/or products. Capitalized costs generally include direct software coding costs and certain allocated indirect costs, and exclude general and administrative and research and development costs. Amortization of capitalized costs begins when the software systems are placed in service. No amortization expense is included in the accompanying consolidated statements of operations as such software systems have not yet been placed in service.

INVESTMENTS IN AFFILIATES

        The company uses the equity method of accounting for its investments in and earnings of affiliates in which the company has the ability to significantly influence, but not control, such affiliate's operations. In accordance with the equity method of accounting, the company's carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its share of the affiliate's income and is reduced to reflect its share of the affiliate's losses. Orbital's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, the affiliate. Any excess of the amount of Orbital's investment over the amount of the underlying equity in each affiliate's net assets is amortized in a manner similar to goodwill. The company capitalizes interest costs on equity method investments when such affiliate has significant assets under construction and has not yet commenced principal operations. During 1996 and 1995, the company capitalized interest on investments in affiliates of approximately $6,890,000 and $5,414,000, respectively. The company uses the cost method of accounting for investments in affiliates in which it cannot control or significantly influence operations.

        The company provides a valuation allowance against an investment in an affiliate when it is determined that recovery of all or part of the investment is not probable. At December 31, 1996 and 1995, approximately $1,100,000 of allowance had been provided to fully reserve certain investments in affiliates. Approximately $2,000,000 of gain on the sale of an investment was realized in 1995 when Orbital sold one such investment. The gain was reported in net investment income in the 1995 consolidated statement of operations. No such gains from sales of investments were realized in 1996 or 1994.

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

WARRANTIES

        The company occasionally accepts warranty clauses in its commercial and government long-term contracts. In the event the company does not purchase insurance coverage to protect itself in connection with such warranty clauses, the company records a liability for warranty claims when it determines that a specific material liability exists. Orbital has not recorded any liability for potential warranty claims on its existing contracts because these expenses, if any, are not expected to have a material adverse effect on the company's financial condition or results of operations.

        The company at times provides limited warranties on certain commercial products and accrues an estimate of expected warranty costs based on historical experience.

1A.  RESTATEMENTS

     Management has determined to restate its previously issued consolidated financial statements as of and for the years ended December 31, 1996 and 1995 with respect to its accounting treatment for the matters described below. The following table summarizes the various adjustments by financial statement line item for 1996 and 1995. The impact of these matters on the unaudited interim financial results for 1996 and 1995 is summarized in Note 14.

                                                                             Consolidated Statements of Operations
                                                                             (In thousands, except per share data)
                                                                               For The Years Ended December 31,
                                                              ------------------------------------------------------------------
                                                                                            1996
                                                              ------------------------------------------------------------------
                                                                  As
                                                              Previously
                                                               Reported        Adjustments                      Restated
                                                               --------        -----------                      --------
Revenues                                                      $  461,435       $  (11,648)   (c) (d) (e) (f)    $  449,787
Costs of goods sold                                              336,261           (3,680)   (c) (e) (f)           332,581
Research and development expenses                                 22,179              889    (c) (e)                23,068
Selling, general and administrative expenses                      76,019            1,228                           77,247
Net investment income (expense)                                   (1,123)           1,074    (a) (f)                   (49)
Equity in earnings (losses) of affiliates                         (6,454)            (554)   (b) (f)                (7,008)
Provisions for income taxes                                        1,831           (1,620)   (d)                       211
Extraordinary item - gain on sales of assets, net of tax              --            1,980    (d)                     1,980
Net income (loss)                                                 15,907                                             9,942
Net income (loss) per common share, basic and assuming full
  dilution                                                          0.55                                              0.34

                                                              ------------------------------------------------------------------
                                                                                            1995
                                                              ------------------------------------------------------------------
                                                                   As
                                                               Previously
                                                                Reported       Adjustments                 Restated
                                                                --------       -----------
Revenues                                                       $  364,320      $  (4,480)      (c) (f)     $  359,840
Costs of goods sold                                               268,016          3,130       (c) (f)        271,146
Research and development expenses                                  28,512             46       (c)             28,558
Selling, general and administrative expenses                       63,427            743       (f)             64,170
Net investment income (expense)                                       639            492       (a) (f)          1,131
Equity in earnings (losses) of affiliates                            (759)           115       (f)               (644)
Provisions (benefit) for income taxes                              (1,302)        (5,267)      (f)             (6,569)
Net income (loss)                                                  (4,848)                                     (5,590)
Net income (loss) per common share, basic and assuming full
  dilution                                                          (0.19)                                      (0.21)


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         12/31/96
                                                                            As                                           12/31/96
                                                                        Previously                                          As
                                                                         Reported        Adjustments                     Restated
                                                                         --------        -----------                     --------
Cash and cash equivalents                                                 $  26,859          $  1,064                   $  27,923
Receivables, net                                                            144,774            (3,801)   (c)              140,973

Deferred income taxes and other current assets                                6,475              (523)                      5,952
Property, plant and equipment, net                                          127,862              (974)   (a) (c) (g)      126,888
Investments in affiliates, net                                               86,524             1,870    (a)               88,394
Deferred income taxes and other assets                                        9,720             7,265                      16,985
Short-term borrowings and current portion of long-term
   obligations                                                               38,519               450    (g)               38,969
Accounts payable                                                             25,789               822                      26,611
Accrued expenses                                                             32,372             7,647                      40,019
Deferred revenues                                                            30,741               439    (b)               31,180
Long-term obligations                                                        33,076             2,250    (g)               35,326
Retained earnings                                                            10,255            (6,707)                      3,548


                                                                           12/31/95
                                                                              As                                           12/31/95
                                                                           Previously                                          As
                                                                           Reported        Adjustments                     Restated
                                                                           --------        -----------                     --------
Receivables, net                                                         $  118,358         $  (1,597)   (c) (g)       $  116,761
Deferred taxes and other current assets                                       7,330              (444)   (g)                6,886
Property, plant and equipment, net                                          105,875                26    (a) (c)          105,901
Investments in affiliates, net                                               74,063               957    (a) (g)           75,020
Deferred income taxes and other assets                                       12,330             7,050    (g)               19,380
Accrued expenses                                                             41,474             6,641    (g)               48,115
Accumulated deficit                                                          (5,652)             (742)                      (6,394)


Equity Method Accounting Restatement Adjustments

        The company uses the equity method of accounting for its investments in affiliates' in which the company has the ability to significantly influence, but not control, such affiliates' operations. Accordingly, Orbital uses the equity method of accounting for its investment in ORBCOMM Global, L.P. ("ORBCOMM") or ("ORBCOMM Global").

      (a) Previously, the company's consolidated financial statements reflected the company's capitalization of interest expense on various assets, including on its equity investment in ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital has revised the capitalization of interest on certain assets including its equity method investment in ORBCOMM. These revisions include the compounding impact of interest, and the reduction of eligible investment amounts for losses recognized for equity method investors. These revisions had the effect of decreasing interest expense in 1996 and 1995 by $952,000 and $985,000, respectively.

      (b) Previously, the company's consolidated financial statements did not reflect the amortization of previously deferred profits in connection with its sales of both satellites and ground stations to ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital is amortizing such deferred profits over the estimated lives of both the satellites and the ground stations. This revision had the effect of increasing the company's equity in losses of affiliates by approximately $439,000 in 1996.

      Asset Restatement Adjustments

      (c) The company has historically capitalized certain costs associated with certain product enhancements. Previously, the company's consolidated financial statements reflected such costs as capitalized assets. As reflected in the restated consolidated financial statements presented herein, the company has expensed all previously capitalized enhancement costs. These revisions resulted in an increase (decrease) in research and development expenses, costs of goods sold and revenues for 1996 of $1,338,000, ($204,000) and ($4,791,000), respectively, and for 1995 of $46,000, $10,000 and
            ($1,257,000), respectively.

      Other Restatement and Reclassification Adjustments

      (d) In October 1996, the company sold substantially all the assets of PSC Communications Group, Inc. resulting in a gain of approximately $3,600,000. The gain which was previously reported in revenue has been reclassified as an extraordinary gain of $1,980,000, net of taxes of $1,620,000.

      (e) The 1996 statement of operations has been reclassified to decrease revenues by $4,464,000 and to decrease cost of goods sold and research and development expenses by $4,014,000 and $450,000, respectively, to reflect changes in certain contingent liabilities.

      (f) Certain other reclassification adjustments were made to the 1996 and 1995 statements of operations that resulted in increases (decreases) to revenues, cost of goods sold, selling, general and administrative expenses, net investment income (expense), equity in earnings (losses) of affiliates and provision (benefit) for income taxes for 1996 of $1,207,000, ($538,000), $0, $89,000, ($115,000) and $0 and
            for 1995 of ($3,223,000), $3,120,000, $743,000, $493,000, $115,000
            and $7,050,000, respectively. The tax benefit of $1,783,000 was also netted against the cumulative effect of the accounting change with a corresponding decrease in the benefit for income taxes in 1995.

      (g) Property, plant and equipment increased by $2,700,000 and short-term and long-term obligations increased by $450,000 and $2,250,000, respectively, as a result of recording certain capital leases for equipment in 1996 that had been previously accounted for as operating leases.

            As reflected in the restated consolidated financial statements, the company has recorded certain other adjustments, the net effect of which is presented in the table. None of these entries is significant individually or in the aggregate.

2. DISAGGREGATED FINANCIAL INFORMATION

INDUSTRY SEGMENT INFORMATION

        Orbital's operations have been classified into three industry segments, "Space and Ground Infrastructure Systems," "Satellite Access Products" and "Satellite-Delivered Services." Space and Ground Infrastructure Systems include: launch vehicles, including space and suborbital launch vehicles and reusable launch vehicles; satellites and other space systems; electronics and sensors, including space sensors and instruments, as well as avionics and other electronics equipment; and ground systems and software, including satellite ground systems and various software products. Satellite Access Products include satellite navigation and communications products. Satellite-Delivered Services include satellite-based global data communications services and satellite-based remote imaging services.

        The following table presents revenues, operating income (loss), identifiable assets, capital expenditures, depreciation and amortization and impairment losses by industry segment for 1996, 1995 and 1994. Operating income
(loss) is total revenues less costs of goods sold, research and development expenses, selling, general and administrative expenses and amortization of goodwill. Identifiable assets are those assets used in the operations of each industry segment. There were no significant intersegment sales or transfers during 1996, 1995 and 1994.

                                                                  YEARS ENDED DECEMBER 31,
                 (IN THOUSANDS)                         1996                1995                1994
 ----------------------------------------------  -----------------   -----------------   ----------------
SPACE AND GROUND                                     (RESTATED)          (RESTATED)
  INFRASTRUCTURE SYSTEMS:
  Revenues                                          $    377,166        $    296,109        $    252,905
  Operating income (loss)                                 16,291              (5,816)             12,554
  Identifiable assets                                    369,672             363,749             353,430
  Capital expenditures                                    23,829              15,091              27,322
  Depreciation and amortization                           21,954              21,150              16,150
  Impairment losses, net of taxes                             --               2,377                  --

SATELLITE ACCESS PRODUCTS:
  Revenues                                          $     71,188        $     52,531        $     38,517
  Operating income                                         4,902               3,291               3,801
  Identifiable assets                                     32,376              27,431              22,387
  Capital expenditures                                     3,402               1,204                 708
  Depreciation and amortization                              944                 532                 581

SATELLITE-DELIVERED SERVICES:
  Revenues                                          $      1,433        $     11,200        $     10,154
  Operating loss                                          (7,436)             (4,730)             (3,980)
  Equity in earnings (losses) of affiliates               (7,008)               (644)             (1,264)
  Non-controlling interest in (earnings)
    losses of consolidated subsidiaries                    1,473                 427                  --
  Identifiable assets                                    107,565              81,720              65,225
  Capital expenditures                                    12,613                 970               1,909
  Depreciation and amortization                            2,198                 547                 467

CONSOLIDATED:
  Revenues                                          $    449,787        $    359,840        $    301,576
  Operating income (loss)                                 13,757              (7,255)             12,375
  Equity in earnings (losses) of affiliates               (7,008)               (644)             (1,264)
  Non-controlling interest in (earnings)
    losses of consolidated subsidiaries                    1,473                 427                  --
  Identifiable assets                                    509,613             472,900             441,042
  Capital expenditures                                    39,844              17,265              29,939
  Depreciation and amortization                           25,096              22,229              17,198
  Impairment losses, net of taxes                             --               2,377                  --

DOMESTIC AND NON-U.S. OPERATIONS

The following table presents Orbital's revenues, operating income (loss) and identifiable assets by major operating location:

                                                           YEARS ENDED DECEMBER 31,
             (IN THOUSANDS)                       1996               1995                1994
 ---------------------------------------   -----------------  -----------------   ---------------
REVENUES:                                     (RESTATED)          (RESTATED)
  United States                               $    380,482       $    286,434        $    221,946
  Canada and Mexico                                 65,350             68,997              74,408
  United Kingdom and other                           3,955              4,409               5,222
                                           ---------------    ---------------     ---------------
    TOTAL                                     $    449,787       $    359,840        $    301,576
                                           ===============    ===============     ===============
OPERATING INCOME (LOSS):
  United States                               $     11,098       $    (10,476)       $      9,662
  Canada and Mexico                                  2,416              3,628               2,796
  United Kingdom and other                             243               (407)                (83)
                                           ---------------    ----------------    ----------------
    TOTAL                                     $     13,757       $     (7,255)       $     12,375
                                           ===============    ================    ===============
IDENTIFIABLE ASSETS:
  United States                               $    459,237       $    426,313        $    396,228
  Canada and Mexico                                 46,984             44,048              42,302
  United Kingdom and other                           3,392              2,539               2,512
                                              ------------       ------------        ------------
    Total                                     $    509,613       $    472,900        $    441,042
                                           ===============    ===============     ===============

MAJOR CUSTOMERS AND EXPORT SALES

        Orbital's sales by geographic area are as follow:

                                              YEARS ENDED DECEMBER 31,
       (IN THOUSANDS)             1996               1995                1994
 ----------------------    -----------------  -----------------   ----------------
                              (RESTATED)          (RESTATED)
United States                 $   337,917        $   271,227        $   213,606
Canada                             46,742             45,558             46,839
Europe                             33,752             23,594             24,468
Far East                           17,517             15,242             13,998
Middle East and other              13,859              4,219              2,665
                              -----------        -----------        -----------
  Total                       $   449,787        $   359,840        $   301,576
                              ===========        ===========        ===========

        Approximately 45%, 40% and 45% of the company's revenues in 1996, 1995 and 1994, respectively, were generated under contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government's prime contractors.

3. INVESTMENTS IN AFFILIATES

ORBCOMM PARTNERSHIPS

        In 1993, the company's majority owned subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), an affiliate of Teleglobe Inc., formed a partnership, ORBCOMM Global, for the design, development, construction, integration,testing and operation of a low-Earth orbit satellite communications system (the "ORBCOMM System"). OCC and Teleglobe Mobile are each 50% general partners in ORBCOMM Global. OCC and Teleglobe Mobile have contributed approximately $75,275,000 and $84,525,000, respectively, through December 31, 1996.

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

        Orbital is the primary supplier of the communications satellites, launch vehicles and certain ground systems to ORBCOMM Global, and successfully launched the first two ORBCOMM System satellites in April 1995. During 1996, 1995 and 1994, Orbital recorded contract revenues on sales to ORBCOMM Global of approximately $47,215,000, $49,187,000 and $30,048,000, respectively, and eliminated as equity in earnings (losses) of affiliates 50% of its profits on those sales since ORBCOMM Global is capitalizing substantially all its purchases from Orbital. At December 31, 1996 and 1995, Orbital had approximately $3,400,000 and $8,900,000, respectively, in receivables from ORBCOMM Global. Additionally, since 1995 Orbital has provided certain administrative services to ORBCOMM Global, ORBCOMM USA and ORBCOMM International, such as facility space, utilities, administrative supplies and certain other administrative services. During 1996 and 1995, Orbital received payments of approximately $1,295,000 and $297,000, respectively, for such services.

        At December 31, 1996, ORBCOMM Global had total assets, total liabilities and total partners' capital of $329,509,000, $191,568,000 and $137,941,000, respectively. ORBCOMM Global recorded approximately $420,000 in revenues and $19,480,000 in losses for the year ended December 31, 1996.

        Based on its current assessment of the overall business prospects of the ORBCOMM partnerships and the ORBCOMM System, the company currently believes its investment in ORBCOMM Global is fully recoverable. If in the future, the ORBCOMM business is not successful, the company may be required to expense part or all of its investment.

RADARSAT INTERNATIONAL INC.

        The company owns an approximate 25% equity interest in Radarsat International Inc. ("RSI"), a Canadian-based company specializing in satellite-based remote imaging. RSI successfully launched its first remote imaging satellite in November 1995 and began generating revenues in 1996. Orbital is accounting for its investment in RSI using the equity method of accounting.

EARTHWATCH, INCORPORATED

        The company owns an approximate one percent equity interest in EarthWatch, Incorporated, a U.S.-based company developing high-resolution commercial satellite imaging services. Orbital accounts for this investment using the cost method of accounting.

4. BUSINESS COMBINATIONS

PURCHASE TRANSACTIONS

        On August 11, 1994, the company acquired all the outstanding common stock of Fairchild Space and Defense Corporation ("Fairchild") from Matra Aerospace, Inc. (the "Fairchild Acquisition"). As a result of the Fairchild Acquisition, the company expanded its satellites, electronics and related product lines and technology and production capabilities.

        The Fairchild Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price of approximately $71,000,000 (consisting of 2,424,242 shares of the company's Common Stock, $40,000,000 in cash and approximately $800,000 in transaction expenses) was allocated to assets and liabilities acquired based on estimates of fair values as of the date of acquisition. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 40 years. Fairchild's results of operations for the 19-week period ended December 31, 1994 are included in Orbital's 1994 consolidated results of operations.

        In October 1996, the company's wholly-owned subsidiary, MacDonald Dettwiler and Associates ("MDA") sold substantially all the assets of The PSC Communications Group Inc. for approximately $13,000,000, resulting in a gain of approximately $3,600,000. The gain on sale of $1,980,000, net of tax, has been recorded as an extraordinary item since the assets were acquired through the acquisition of MDA in 1995, which was accounted for as a pooling of interests.

POOLING OF INTERESTS TRANSACTIONS

        On December 28, 1994, the company acquired all the outstanding common stock of Magellan Corporation ("Magellan") from Magellan's former shareholders in a tax-free merger (the "Magellan Acquisition"). As a result of the Magellan Acquisition, Orbital develops, manufactures, markets and sells global satellite-based navigation and communications access products for consumer and industrial markets worldwide.

        The Magellan Acquisition was consummated by exchanging 2,640,441 shares of the company's Common Stock for all of Magellan's outstanding common stock. The company also granted 409,556 options to acquire Orbital Common Stock to Magellan employees who, at the date of the acquisition, held options to acquire Magellan common stock. The Magellan Acquisition is accounted for using the pooling of interests method of accounting and, accordingly, Orbital's historical consolidated financial statements have been restated to include Magellan's financial position, results of operations and cash flows. Merger expenses relating to the Magellan Acquisition of approximately $500,000 were charged to earnings during the three months ended December 31, 1994 and are included in acquisition expenses in the accompanying 1994 consolidated statement of operations.

        Prior to the acquisition, Magellan's financial results were prepared on a June 30 fiscal year basis. Orbital's consolidated financial statements for the year ended December 31, 1994 include Magellan's financial results for the twelve-month period ended December 31, 1994. The effect of recasting Magellan's year end for 1994 has been charged to Orbital's retained earnings as of January 1, 1994. The charge to retained earnings eliminated the effect of including Magellan's results of operations for the six-month period ended June 30, 1994 of $1,138,000 in Orbital's 1994 consolidated results of operations. Magellan's revenues for the same six-month period were approximately $18,500,000.

        On November 17, 1995, the company acquired all the outstanding common shares of MacDonald, Dettwiler and Associates, Ltd. ("MDA") from MDA's former shareholders in a merger designed to be tax free to MDA's Canadian shareholders (the "MDA Acquisition"). As a result of the MDA Acquisition, Orbital is a leading supplier of commercial satellite imaging ground systems capable of handling all major optical and radar imaging satellites. Orbital also provides advanced space-qualified software, air traffic control systems and defense electronics products through MDA.

        Pursuant to the terms of the MDA Acquisition, a newly established, wholly owned Canadian subsidiary of Orbital ("Acquisition Subsidiary") issued exchangeable shares (the "Exchangeable Shares") in exchange for all the issued and outstanding MDA common shares. The Exchangeable Shares have voting and economic rights with respect to Orbital identical to Orbital Common Stock and are exchangeable into Orbital Common Stock at the option of the holders. As part of the MDA Acquisition, Acquisition Subsidiary also issued 10,000 shares of Class B Preferred Stock to a financial advisor in satisfaction of a portion of the fees owed to that advisor. Additionally, Orbital issued one share of Series A Special Voting Preferred Stock to a voting trust to act as a voting trustee on behalf of the holders of the Exchangeable Shares. The Orbital Series A Special Voting Preferred Stock has voting rights, privileges and preferences required to secure the voting rights relating to the Orbital Common Stock granted for the benefit of the holders of the Exchangeable Shares.

        The MDA Acquisition was consummated by issuing 4,087,126 Exchangeable Shares for all of MDA's outstanding common shares. The company also granted 328,399 options to acquire Orbital Common Stock to MDA employees who, at the date of the acquisition, held options to acquire MDA common shares. The MDA Acquisition is accounted for using the pooling of interests method of accounting and, accordingly, Orbital's historical consolidated financial statements have been restated to include MDA's financial position, results of operations and cash flows. Merger expenses relating to the MDA Acquisition of approximately $3,400,000 were charged to earnings during the three months ended December 31, 1995 and are included in acquisition expenses in the accompanying 1995 consolidated statement of operations.

        Prior to the acquisition, MDA's financial results were prepared on a March 31 fiscal year basis. Orbital's restated financial statements for 1994 include MDA's historical financial results for its fiscal year ended March 31, 1995. Orbital's consolidated financial statements for the year ended December 31, 1995 include MDA's financial results for the twelve-month period ended December 31, 1995. The effect of recasting MDA's year end for 1995 has been charged to Orbital's retained earnings as of January 1, 1995. The charge to retained earnings eliminated the effect of including MDA's results of operations for the three-month period ended March 31, 1995 of $1,047,000 in Orbital's 1995 and 1994 consolidated results of operations. MDA's revenues for the same three-month period were approximately $20,634,000.

5. SHORT-TERM INVESTMENTS

        The following table sets forth the aggregate amortized cost, aggregate fair value and gross unrealized gains and losses for Orbital's short-term investments in debt securities:

                                      DECEMBER 31,
    (IN THOUSANDS)             1996                 1995
 ---------------------  ------------------   -----------------
Amortized cost               $   5,813           $   19,645
Fair value                       5,827               19,713
Unrealized gains                    14                   70
Unrealized losses                   --                   (2)
-----------------            ---------           ----------

        Orbital recognized net losses of approximately $261,000 on sales of short-term investments in 1995 and had no such losses in 1996. Debt securities (at fair value) with contractually scheduled maturities scheduled to mature in 1997 and through 2001 are in the amounts of $1,470,000 and $4,357,000, respectively. No securities mature after 2001.

6. RECEIVABLES AND ACCRUED EXPENSES

        The components of receivables are as follows:

                                                        DECEMBER 31,
             (IN THOUSANDS)                       1996                 1995
 --------------------------------------   -------------------  ------------------
                                              (RESTATED)           (RESTATED)
Billed and billable                           $    73,505          $    63,119
Recoverable costs and accrued
  profit not billed                                59,069               46,691
Retainages due upon contract
  completion                                        9,767                7,724
Allowance for doubtful accounts                    (1,368)                (773)
                                              -----------          -----------
  Total                                       $   140,973          $   116,761
                                              ===========          ===========

        Approximately 53% of recoverable costs and accrued profit not billed and retainages due upon contract completion at December 31, 1996 is due within one year and will be billed on the basis of contract terms and delivery schedules.

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

        At December 31, 1996 and 1995, $33,690,000 and $26,470,000,
respectively, were receivable from non-U.S. customers. The company enters into forward exchange contracts to hedge against foreign currency fluctuations on certain receivables and payables denominated in such foreign currencies. Accordingly, Orbital is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. The following table summarizes outstanding foreign exchange contracts at December 31, 1996 to (purchase) sell foreign currencies, along with current market values:

                                  (U.S. DOLLARS, IN THOUSANDS)
-------------------------------------------------------------------------------------------------
               FOREIGN                CURRENCY                         CURRENT      UNREALIZED
              CURRENCY                HEDGED        CONTRACT           MARKET          GAIN
               HEDGED                 AGAINST        AMOUNT             VALUE         (LOSS)
-----------------------------------   ----------------------------   ----------   ---------------
Belgian Francs                        CD                  $3,043     $   2,885       $    158
Belgian Francs                        PS                       2             2             --
Italian Lira                          CD                     (23)          (22)            (1)
ECU                                   CD                  10,484         9,638            846
ECU                                   PS                     678           619             59
French Francs                         CD                     (50)          (45)            (5)
Pounds Sterling                       CD                    (410)         (409)            (1)
Japanese Yen                          CD                     365           329             36
Malaysian Riggits                     CD                   8,038         8,168           (130)
Norwegian Kroner                      CD                   1,127         1,082             45
U.S. Dollars                          CD                   6,068         6,168           (100)
-------------------------------------------------------------------------------------------------
CD = Canadian Dollars                 PS = Pounds Sterling

        Accrued expenses consist of the following:

                                               DECEMBER 31,
         (IN THOUSANDS)                  1996                1995
 ------------------------------   ------------------  ------------------
                                      (RESTATED)          (RESTATED)
Payroll, payroll taxes and
  fringe benefits                     $   20,422          $   17,856
Payable to subcontractors                  8,660              11,552
Accrued contract costs                     2,027               9,787
Other accrued expenses                     8,910               8,920
                                      ----------          ----------
  Total                               $   40,019          $   48,115
                                      ==========          ==========

7. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                                       DECEMBER 31,
             (IN THOUSANDS)                      1996                  1995
 --------------------------------------  -------------------   ------------------
                                              (RESTATED)           (RESTATED)
Land                                         $      1,422          $     1,422
Buildings and leasehold
  improvements                                     21,239               17,455
Machinery and equipment                           116,209               90,000
Equipment and satellite systems
  under construction                               47,221               43,298
Software and technical drawings                    10,331                7,340
Accumulated depreciation and
  amortization                                    (69,534)             (53,614)
                                             ------------          -----------
  Total                                      $    126,888          $   105,901
                                             ============          ===========

        Interest expense of approximately $8,156,000, $6,685,000 and $5,500,000 was capitalized during 1996, 1995 and 1994, respectively, as part of the historical cost of equipment under construction, satellite systems under construction and investments in affiliates.

SATELLITE SYSTEMS

        Orbital and Orbital Imaging Corporation ("ORBIMAGE"), a wholly owned subsidiary of the company, have constructed or are in the process of constructing several of their own satellite systems that provide or will provide high-resolution imaging, multi-spectral imaging and other Earth observation services to commercial and government customers. Generally, the company does not begin construction of a specific project until financing has been arranged or a customer has committed to purchase future imaging services generated by or provided from specific satellite systems. Orbital expenses the costs of developing and constructing these systems until such time that the technological and economic feasibility have been established. Once established, Orbital capitalizes remaining construction costs, net of non-refundable payments received from customers. Any refundable advance payments for imagery received from customers are deferred until such time as the imagery is delivered. Equipment and satellite systems under construction includes capitalized costs totaling approximately, $26,562,000 and $14,910,000 at December 31, 1996 and 1995, respectively, relating to various imaging satellite systems that are either operating or under construction.

8. SHORT-TERM BORROWINGS

        The company has a revolving credit facility that provides for total borrowings from an international syndicate of six banks of up to $65,000,000, subject to a defined borrowing base composed of certain receivables. At December 31, 1996 and 1995, approximately $8,000,000 and $3,000,000, respectively, of borrowings were outstanding against an available facility limit of approximately $35,700,000 and $23,500,000, respectively. The interest rate charged under the facility is a variable rate based on the prime rate, the Federal Funds rate or adjusted LIBOR. As of December 31, 1996, the interest rate on outstanding borrowings under this facility was approximately 7.5%. Borrowings are secured by receivables and certain other assets. The facility prohibits the payment of cash dividends and contains certain covenants with respect to the company's working capital, fixed charge ratio, leverage ratio and tangible net worth, and expires in September 1997.

        In September 1995, Orbital entered into a $7,000,000 unsecured demand line of credit with an international bank, which was expanded to $25,000,000 in 1996. The line is repayable upon demand and bears interest at the prime rate or LIBOR. At December 31, 1996, the interest rate on outstanding borrowings under this line of credit was approximately 6%. At December 31, 1996, approximately $17,500,000 of borrowings were outstanding against this line of credit. There were no such borrowings outstanding at December 31, 1995.

        The company increased another line of credit with a domestic bank to $10,000,000 during 1996, subject to a defined borrowing base. At December 31, 1996 and 1995, $5,700,000 and $2,000,000, respectively, was outstanding against an available facility limit of $6,110,000 and $3,000,000, respectively. The interest rate on outstanding borrowings was approximately 8.25% at December 31, 1996. The facility is secured by substantially all the assets of Magellan and contains certain covenants with respect to Magellan's working capital, profitability, leverage ratio and tangible net worth.

9. LONG-TERM OBLIGATIONS

        The following sets forth the company's long-term obligations, excluding capital lease obligations (See Note 10):

                                                                  DECEMBER 31,
                   (IN THOUSANDS)                            1996                 1995
 ---------------------------------------------------  ------------------   ------------------
7.00% Secured Note, principal and
     interest due monthly through
     December 1998                                        $    1,275          $      1,876
7.74-9.35% Secured Notes, principal
     and interest due monthly through
     September 1997-October 1999                              12,554                17,816
8.95% Secured Bank Note, principal
     and interest due monthly through
     September 1999                                            2,284                 2,310
5.16% Secured Bank Notes, principal
     and interest due monthly through
     August 2003                                               1,631                 4,340
11.5% Unsecured Note, interest due
     semi-annually, principal due June 2001                   20,000                20,000
6.75% Convertible Subordinated
     Debentures, interest due semi-
     annually, principal due 2003                                 --                56,000
                                                          ----------          ------------
                                                              37,744               102,342
Less current portion                                          (6,115)               (6,084)
                                                          ----------          ------------
     Total                                                $   31,629          $     96,258
                                                          ==========          ============

        The 7.00% secured note is collateralized by certain equipment located at the company's Pomona, California facility. The 7.74-9.35% secured notes are collateralized by certain equipment located at the company's Germantown, Maryland facility. The 8.95% secured bank note was collateralized by the company's satellite integration and test facility located in Dulles, Virginia. The company chose to repay this note in February 1997.

        The company has two secured bank borrowing agreements, totaling approximately $44,000,000, of which $19,400,000 was available at December 31, 1996. The secured bank notes, pursuant to an intercreditor agreement between two international banks, provide for borrowings at a variable rate (5.16% at December 31, 1996), and are collateralized by MDA's receivables, inventory and certain other assets.

        Orbital amended its 11.5% unsecured note during the third quarter of 1996 to facilitate compliance with certain financial covenants as well as to permit the completion of the ORBCOMM Global debt financing (see below). In connection with this amendment, the interest rate on the note increased from 10.5% to 11.5% effective July 1, 1996. The unsecured note contains certain covenants with respect to fixed charge ratio, leverage ratio and tangible net worth, and includes certain cross-default provisions.

        On August 14, 1996, the company completed the redemption of the remaining $55,880,000 outstanding principal amount of its 6.75% Convertible Subordinated Debentures due 2003 (the "Debentures"). Pursuant to the terms of the indenture governing the Debentures, the holders had the option of redeeming their holdings for cash or converting their holdings into Orbital Common Stock at a predetermined conversion rate. The company entered into a standby underwriting agreement with an investment bank whereby the investment bank agreed, subject to customary conditions, to purchase from the company shares of its Common Stock in an amount to provide sufficient proceeds to the company to satisfy any redemptions by the holders of the Debentures. As a result of the conversion by the holders and the standby arrangement, the remaining outstanding principal amount of the Debentures was converted into 3,887,304 shares of Common Stock.

        On August 7, 1996, ORBCOMM Global issued $170,000,000 senior unsecured notes due 2004 (the "ORBCOMM Notes") to institutional investors. The ORBCOMM Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM Global service revenues. The ORBCOMM Notes are fully and unconditionally guaranteed on a joint and several basis by OCC and by Teleglobe Mobile; the guarantee is non-recourse to Orbital.

        The fair value of Orbital's long-term obligations at December 31, 1996 and 1995 is estimated at approximately $38,521,000 and $106,000,000, respectively, based on quoted market prices or on current rates offered for debt of similar remaining maturities. Scheduled maturities of long-term debt for 1997, 1998, 1999, 2000 and 2001 are $6,115,000, $5,349,000, $12,329,000,
$7,024,000 and $6,927,000, respectively.

10. LEASE COMMITMENTS

        Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) at December 31, 1996 are as follows (restated):

        (IN THOUSANDS)            OPERATING      CAPITAL
-----------------------------  -------------  -------------
                     1997       $    10,378   $    1,827
                     1998             9,611        1,525
                     1999             9,091        1,400
                     2000             8,942          850
                     2001             8,334           70
  2002 and thereafter                32,775           --
                                -----------   ----------
                                $    79,131        5,672
                                ===========
Less: Interest at 10%                               (321)
Less: Current portion                             (1,654)
                                              ----------
                    Total                     $    3,697
                                              ==========

        Rent expense under operating leases for 1996, 1995 and 1994 was $12,300,000, $11,215,000 and $10,624,000, respectively.

11. INCOME TAXES

        The provisions (benefit) for income taxes consist of the following:

                                                     YEARS ENDED DECEMBER 31,
          (IN THOUSANDS)                   1996                1995                1994
 --------------------------------   -----------------   -----------------   ----------------
                                        (RESTATED)          (RESTATED)
CURRENT PROVISION:
  U.S. Federal                          $      --           $       33          $     563
  Foreign                                     211                1,180                756
  State                                        --                   --                732
DEFERRED PROVISION:
  U.S. Federal                          $      --           $   (5,623)         $     342
  Foreign                                      --               (2,159)               (93)
  State                                        --                   --                444
                                        ---------           ----------          ---------
    Total                               $     211           $   (6,569)         $   2,744
                                        =========           ==========          =========

        The income tax provisions (benefit) are different from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                                      YEARS ENDED DECEMBER 31,
                                             1996               1995               1994
                                       ----------------   ----------------    -------------
                                          (RESTATED)         (RESTATED)
U.S. Federal statutory rate                35.0%               (34.0)%           34.0%
Intangible amortization                     21.9                10.2              9.2
Foreign income taxes, net                  (21.4)              (10.8)            (1.4)
Change in valuation allowance              (43.6)              249.7               --
Other, net                                  10.7              (282.3)           (15.3)
                                            ----              -------           -----
  Effective Rate                            2.6%               (67.2)%           26.5%
                                            ===                 =====            ====

        The tax effects of significant temporary differences are as follows:

                                                            DECEMBER 31,
                (IN THOUSANDS)                          1996             1995
----------------------------------------------   -----------------  ---------
TAX ASSETS:                                                 (RESTATED)
  Non-deductible financial
    statement accruals                              $    37,603     $     34,684
  U.S. Federal net operating loss
    Carryforward                                         51,628           44,655
  Intangible assets                                       6,865            6,865
  U.S. Federal and foreign tax credit
    carryforward                                         16,952           19,587
                                                    -----------     ------------
                                                        113,048          105,791
  Valuation allowance                                   (54,432)         (68,021)
                                                    -----------     ------------
    Tax assets, net                                 $    58,616     $     37,770
                                                    ===========     ============
TAX LIABILITIES:
  Percentage of completion accounting               $     3,349     $      2,555
  Excess tax depreciation                                 5,280            7,198
  Excess deductions for tax reporting
    purposes                                             27,280           18,007
                                                    -----------     ------------
    Tax liabilities                                 $    35,909     $     27,760
                                                    ===========     ============

        The company established deferred tax assets in connection with its 1994 Fairchild Acquisition (See Note 4) of $35,446,000, and deferred tax liabilities of $2,337,000. The company also established a valuation allowance of approximately $33,109,000 against certain deferred tax assets acquired in connection with the Fairchild Acquisition.

        In 1996 and 1994, approximately 56.6% and 27.9%, respectively, of the company's income before provision for income taxes and cumulative effect of an accounting change was generated from foreign sources. In 1995, approximately $2,100,000 of income before benefit for income taxes and cumulative effect of an accounting change was generated from foreign sources. The company had Federal net operating loss and tax credit carryforwards of approximately $120,000,000 and $3,000,000, respectively, at December 31, 1996 that may be utilized through the year 2012, subject to certain annual limitations and other restrictions, of which portions expire beginning in 2001.

12. COMMON STOCK AND STOCK OPTIONS

        In 1996 and 1995, the company issued and sold 1,200,000 and 2,000,000 shares, respectively, of its Common Stock in private placements to various offshore investors, receiving net proceeds of approximately $20,300,000 and $32,400,000, respectively.

        The company's 1990 Stock Option Plan (the "1990 Plan") provides for grants of either incentive or non-qualified stock options to officers, employee directors and general employees of the company and its subsidiaries. Under the terms of the 1990 Plan, incentive stock options may not be granted at less than 100% of the fair market value of the company's Common Stock at the date of grant, and non-qualified options may not be granted at less than 85% of the fair market value of the company's Common Stock at the date of grant. Each option under the 1990 Plan vests at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant. Options expire no more than ten years following the grant date. The 1990 Plan currently provides for the granting of up to 2,975,000 shares of the company's Common Stock. The company also maintains a plan that provides solely for automatic grants of non-qualified stock options to eligible non-employee directors of the company.

        In January 1997, Orbital's Board of Directors approved the company's 1997 Stock Option and Incentive Plan (the "1997 Plan"), subject to stockholder approval. The 1997 Plan will provide for an additional 1,600,000 shares of the company's Common Stock to be available for grants of options and restricted stock to officers, directors, employees and consultants to the company. Incentive and non-qualified stock options must be granted with an exercise price not less than 100% of the stock's fair market value at the date of grant.

        OCC adopted a stock option plan in 1992 (the "ORBCOMM Plan"). The ORBCOMM Plan provides for grants of incentive and non-qualified stock options to purchase OCC common stock to officers and employees of ORBCOMM Global and the company. Under the terms of the ORBCOMM Plan, incentive stock options may not be granted at less than 100% of the fair market value, and non-qualified options may not be granted at less than 85% of the fair market value, of OCC common stock at the date of grant as determined by a committee consisting of two OCC Board members and two members appointed by Teleglobe Mobile. The options vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-fourth increments over a four-year period. Certain provisions of the ORBCOMM Plan require OCC to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options. The cash repurchase amount is restricted by the terms of the ORBCOMM Notes to an amount not to exceed $1,000,000 in any one year. During 1996, OCC repurchased 47,760 shares of OCC common stock acquired by current and former employees pursuant to OCC option exercises.

        The following tables summarize information regarding options under the company's stock option plans (including option plans assumed by the company as a result of the Magellan and MDA acquisitions) and the ORBCOMM Plan for the last three years:

ORBITAL OPTIONS

                                                                                 WEIGHTED
                                   NUMBER OF           OPTION PRICE               AVERAGE                   OUTSTANDING
                                    SHARES               PER SHARE             EXERCISE PRICE            AND EXERCISABLE
                                    ------               ---------             --------------            ---------------
OUTSTANDING AT
  DECEMBER 31, 1993                 1,324,198            $1.82 - $ 20.00         $ 9.92                       558,422
     Granted                          978,560            $3.51 - $ 22.00         $17.63
     Exercised                       (107,387)           $3.51 - $ 15.30         $12.72
     Cancelled/Expired                (78,476)          $10.20 - $ 22.00         $19.28
                                  -----------
OUTSTANDING AT
  DECEMBER 31, 1994                 2,116,895            $1.82 - $ 22.00         $13.02                       997,981
     Granted                          553,966            $7.47 - $ 18.81         $16.97
     Exercised                       (300,011)           $3.51 - $ 15.30         $ 6.29
     Cancelled/Expired               (130,325)           $3.51 - $ 22.00         $20.39
                                  -----------
OUTSTANDING AT
  DECEMBER 31, 1995                 2,240,525            $1.82 - $ 22.00         $14.16                     1,133,713
     Granted                        1,372,000           $12.25 - $ 17.63         $13.26
     Exercised                       (298,916)           $1.82 - $ 17.75         $ 7.20
     Cancelled/Expired               (588,399)           $3.51 - $ 22.00         $20.23
                                  -----------
OUTSTANDING AT
  DECEMBER 31, 1996                 2,725,210            $1.82 - $ 22.00         $13.10                     1,324,316
                                  ===========



                                                               OPTIONS OUTSTANDING
                          ----------------------------------------------------------------------------------
                                   NUMBER              WEIGHTED AVERAGE
         RANGE OF                 OUTSTANDING             REMAINING                    WEIGHTED AVERAGE
      EXERCISE PRICES          AT DEC. 31, 1996        CONTRACTUAL LIFE                EXERCISE PRICE
------------------------  -------------------------- --------------------------   --------------------------
    $ 1.82 - $12.25                   939,144                 6.2 years                    $9.71
    $ 12.96 - $13.71                1,018,164                 7.8 years                    $13.52
    $ 13.75 - $22.00                  767,902                 7.1 years                    $16.71
                                  -----------
    $  1.82 - $22.00                2,725,210                 7.1 years                    $13.10
                                  ===========
                OPTIONS EXERCISABLE
------------------------------------------------
      NUMBER
     EXERCISABLE              WEIGHTED AVERAGE
   AT DEC. 31, 1996             EXERCISE PRICE
   ----------------         --------------------
            491,976                 $ 8.55
            433,576                 $13.54
            398,764                 $16.57
        -----------
          1,324,316                 $12.60
        ===========

OCC OPTIONS


                                                                                 WEIGHTED
                                    NUMBER OF          OPTION PRICE               AVERAGE                   OUTSTANDING
                                     SHARES              PER SHARE              EXERCISE PRICE            AND EXERCISABLE
                                     ------              ---------              --------------            ---------------
OUTSTANDING AT
  DECEMBER 31, 1993                   496,274             $1.50 - $ 12.50          $ 3.81                      184,966
     Granted                          118,650             $5.25 - $ 12.50          $13.42
     Exercised                         (4,186)            $1.50 - $  4.00          $ 1.76
     Cancelled/Expired                (11,664)            $1.50 - $ 13.00          $ 8.17
                                    ---------
OUTSTANDING AT
  DECEMBER 31, 1994                   599,074             $1.50 - $ 14.00          $ 5.64                      298,657
     Granted                               --                         N/A             N/A
     Exercised                         (8,936)            $1.50 - $ 13.00          $ 3.87
     Cancelled/Expired                (44,238)            $1.50 - $ 13.00          $ 6.74
                                    ---------
OUTSTANDING AT
  DECEMBER 31, 1995                   545,900             $1.50 - $ 14.00          $ 5.56                      411,086
     Granted                          154,500            $17.00 - $ 25.00          $20.50
     Exercised                        (67,270)            $1.50 - $ 13.00          $ 2.43
     Cancelled/Expired                (34,300)            $1.50 - $ 17.00          $13.81
                                    ---------
OUTSTANDING AT
  DECEMBER 31, 1996                   598,830             $1.50 - $ 25.00          $ 9.40                      393,903
                                    =========

                                                                OPTIONS OUTSTANDING
                              ---------------------------------------------------------------------------------
                                      NUMBER                      WEIGHTED AVERAGE
         RANGE OF                    OUTSTANDING                  REMAINING                     WEIGHTED AVERAGE
      EXERCISE PRICES             AT DEC. 31, 1996                CONTRACTUAL LIFE               EXERCISE PRICE
      ---------------             ----------------                ----------------               --------------
$  1.50 - $4.00                            283,040                     5.8 years                    $ 2.37
$  5.25 - $17.00                           248,290                     7.5 years                    $13.18
$ 25.00 - $25.00                            67,500                     9.3 years                    $25.00
                                 -----------------
$  1.50 - $25.00                           598,830                     6.9 years                    $ 9.40
                                 =================

               OPTIONS EXERCISABLE
---------------------------------------------------
       NUMBER
     EXERCISABLE               WEIGHTED AVERAGE
  AT DEC. 31, 1996              EXERCISE PRICE
  ----------------              --------------
        283,040                   $ 2.37
        110,863                   $11.33
              0                      N/A
      ---------
        393,903                   $ 4.89
      ---------





        During 1996, Magellan and ORBIMAGE each adopted a 1996 Stock Option Plan (the "Magellan Plan" and the "ORBIMAGE Plan," respectively) pursuant to which incentive or non-qualified options to purchase up to 7,000,000 shares of Magellan common stock and 2,800,000 shares of ORBIMAGE common stock may be granted to Magellan and Orbital employees, consultants or advisors in the case of the Magellan Plan, and ORBIMAGE and Orbital employees, consultants or advisors in the case of the ORBIMAGE Plan. Under both plans, stock options may not be granted with an exercise price less than 85% of the stock's fair market value at the date of grant, as determined by the respective Boards of Directors and approved by Orbital's Audit and Finance Committee. The Magellan and ORBIMAGE options generally vest incrementally over a three-year period.

        During 1996, Magellan granted 6,915,900 options pursuant to the Magellan Plan at $1.10 per share, the fair market value at the date of grant of Magellan common stock. Of these grants, 322,300 were cancelled in 1996, and 667,539 options are exercisable at December 31, 1996. Certain provisions of the Magellan Plan require Magellan to repurchase the common stock acquired pursuant to the options. Also during 1996, ORBIMAGE granted 1,408,000 options pursuant to the ORBIMAGE Plan at $3.60 per share, the fair market value at the date of grant of ORBIMAGE common stock. Of these grants, 352,000 are exercisable at December 31, 1996. The weighted average remaining contractual life of outstanding options was approximately ten years for each of the Magellan and ORBIMAGE Plans at December 31, 1996.

                  ADDITIONAL                                            EXPECTED
                    SHARES                                              DIVIDEND                     RISK-FREE
                   AVAILABLE               VOLATILITY                     YIELD                    INTEREST RATE
                -------------     -------------------------------------------------------- ---------------------------
                 DEC. 31, 1996         1996         1995           1996           1995          1996         1995
------------------------------    --------------------------  -------------  ------------- --------------------------
Orbital Plans        231,955           56%         58%             0%             0%            5.3%        7.0%
ORBCOMM Plan          20,778           30%         N/A             0%             0%            5.6%        N/A
Magellan Plan        406,400           30%         N/A             0%             0%            6.4%        N/A
ORBIMAGE Plan      1,392,000           30%         N/A             0%             0%            5.8%        N/A

           AVERAGE               WEIGHTED AVERAGE
        EXPECTED LIFE               FAIR VALUE
         (IN YEARS)                  PER SHARE
----------------------------------------------------------
     1996         1995          1996            1995
-------------------------- -------------   ---------------
   4.5            4.5        $13.26        $   16.97
   4.5            N/A         20.50             N/A
   4.5            N/A          1.10             N/A
   4.5            N/A          3.60             N/A

13. STOCK-BASED COMPENSATION

        On January 1, 1996, the company adopted SFAS 123. The company uses the Black-Scholes option pricing model to determine the pro forma impact to the company's net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted average fair value per share of stock options granted. This information and the assumptions used for 1996 and 1995 for all option plans is summarized as follows.

        The company recorded compensation expense of approximately $300,000, $55,000 and $234,000 related to the various option plans for the years ended December 31, 1996, 1995 and 1994, respectively. Had the company determined compensation expense based on the fair value at the grant date for stock options in accordance with the alternative method prescribed by SFAS 123, the company's net loss and primary and fully diluted loss per share, would have been ($743,000) and ($0.03), respectively, for the year ended December 31, 1996, while net loss and primary and fully diluted loss per share would have been ($7,515,000) and ($0.29), respectively, for the year ended December 31, 1995. Pro forma net income reflects only options granted in 1996 and 1995 and, therefore, may not be representative of the effects for future periods.

        During 1996, the company issued 150,000 stock appreciation rights that vest over a three-year period. Payment is dependent on appreciation of the company's Common Stock over the vesting period. The company recorded approximately $175,000 in compensation expense during 1996 for this issuance.

14. SUPPLEMENTAL DISCLOSURES

DEFINED CONTRIBUTION PLANS

        At December 31, 1996, the company had four defined contribution plans (the "Plans") in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. Generally, all full-time employees are eligible for participation in the Plan applicable to their location. Company contributions to the Plans are made based on certain plan provisions and at the discretion of the Board of Directors, and were approximately $5,818,000, $5,015,000 and $2,991,000 during 1996, 1995 and 1994, respectively. Total company contributions to foreign defined contribution plans during 1996, 1995 and 1994 were $1,279,000, $1,518,000 and $1,436,000, respectively.

CASH FLOWS

        Cash payments for interest and income taxes were as follows:

                                                         YEARS ENDED DECEMBER 31,
             (IN THOUSANDS)                     1996               1995              1994
 ---------------------------------------  ----------------   ----------------  ---------------
Interest paid                            $     10,860            $   9,906        $    11,831
Income taxes paid,
  net of refunds                                 1,327               1,339              2,447

        The company paid approximately $40,800,000 in cash and issued Common Stock with a fair value of approximately $31,000,000 in connection with the 1994 Fairchild Acquisition in return for approximately $95,000,000 in assets, and the company assumed or established liabilities of approximately $23,200,000.

SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Management has determined to restate its previously issued consolidated financial statements for each of the quarters in 1996 and 1995 with respect to its accounting treatment for certain matters described below. The following is a summary of selected quarterly financial data for the previous two years (in thousands, except share data):


        (IN THOUSANDS,                                    QUARTER  ENDED
      EXCEPT SHARE DATA)             MAR. 31          JUNE 30          SEPT. 30           DEC. 31
------------------------------   -------------   ----------------  ----------------  ---------------
1996 (as previously reported)
Revenues                         $ 104,894         $ 116,512         $ 119,571         $ 120,458
Gross profit                        32,312            32,888            31,875            28,099
Income from operations               5,872             7,324             7,124             3,522
Net income                           3,128             3,839             4,456             4,484
Net income per common
  and dilutive share                  0.12              0.14              0.15              0.14

1995 (as previously reported)
Revenues                         $  88,975         $  81,766         $  95,817         $  97,762
Gross profit                        25,513            20,730            25,076            24,985
Income (loss) from
   operations                        4,614              (972)            3,683            (6,179)
Net income (loss) before
  cumulative effect of
  accounting change                  3,015            (1,626)            1,757            (3,837)
Net income (loss)                   (1,139)           (1,626)            1,757            (3,837)
Net income (loss) per common
   and dilutive share                (0.05)            (0.07)             0.06             (0.14)

1996 (as restated)
Revenues                         $ 104,801         $ 115,063         $ 119,903         $ 110,020
Gross Profit                        33,063            32,336            30,368            21,439
Income (loss) from operations        5,458             6,191             6,574            (4,466)
Net income (loss)                    2,965             3,054             4,082              (159)
Net income (loss) per common
   and dilutive share                 0.11              0.11              0.14             (0.01)

1995 (as restated)
Revenues                         $  89,203         $  81,994         $  96,045         $  92,598
Gross Profit                        25,572            20,789            25,135            17,198
Net income (loss) from
   operations                        4,614              (972)            3,683           (14,580)
Net income (loss) before
   cumulative effect of
   accounting changes                1,390            (1,432)            2,039            (5,210)
Net income (loss)                     (987)           (1,432)            2,039            (5,210)
Net income (loss) per common
   share                             (0.04)            (0.06)             0.08             (0.19)

EQUITY METHOD ACCOUNTING RESTATEMENT ADJUSTMENTS

        Previously, the company's consolidated financial statements reflected the company's capitalization of interest expense on various assets, including on its equity investment in ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital has revised the capitalization of interest on certain assets, including its equity method investment in ORBCOMM. These revisions include the compounding impact of interest, and the reduction of eligible investment amounts for losses recognized for equity method investors. These revisions had the effect of increasing (decreasing) interest expense for each quarter of 1996 and 1995 as follows (in thousands):

                      March 31              June 30        September 30       December 31
     1996             $ ( 322)              $  (383)            $  (300)         $     53
     1995             $  (155)              $  (193)            $  (271)             (366)


        Previously, the company's consolidated financial statements did not reflect the amortization of previously deferred profits in connection with its sales of both satellite and ground stations to ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital is amortizing a portion of such deferred profits over the estimated lives of both the satellites and the ground stations. The effect of this revision is to increase the company's equity in losses of affiliates by approximately $110,000 in each of the quarters in 1996.

ASSET RESTATEMENT ADJUSTMENTS

        The company has historically capitalized and depreciated certain product enhancements. Previously, the company's consolidated financial statements reflected such costs as capitalized assets in 1996 and 1995. As reflected in the company's restated consolidated financial statements, the company has expensed all previously capitalized enhancement costs. These revisions resulted in a decrease in operating income as follows (in thousands):

                        March 31              June 30        September 30          December 31
     1996               $ 209                 $  1,132             $  1,643          $  2,941
     1995               $   0                 $      0             $      0          $  1,313

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report:

     1. FINANCIAL STATEMENTS. The following financial statements, together with the report of KPMG LLP, are filed as a part of this report:

     A. Independent Auditors' Report

     B. Consolidated Statements of Operations

     C. Consolidated Balance Sheets

     D. Consolidated Statements of Stockholders' Equity

     E. Consolidated Statements of Cash Flows

     F. Notes to Consolidated Financial Statements

     2. FINANCIAL STATEMENTS OF 50-PERCENT OWNED SUBSIDIARY AND FINANCIAL STATEMENT SCHEDULES.

     The financial statements of ORBCOMM Global, L.P. were previously transmitted with Orbital's Form 10K filed with the Securities and Exchange Commission on March 26,1997.

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

(c)  See Item 14(a)(3) of this report.

(d)  See Item 14(a)(2) of this report.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ORBITAL SCIENCES CORPORATION

DATED: June 26, 2000

                                 By      /s/ Jeffrey V. Pirone
                                        -------------------------------------
                                           Jeffrey V. Pirone
                                         Executive Vice President
                                            and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ORBITAL SCIENCES CORPORATION

        Under date of February 5, 1997, except as to note 1A, which is as of April 17, 2000, we reported on the consolidated balance sheets of Orbital Sciences Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, included in the Company's 1996 annual report on 1996 Form 10K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Company's 1996 Form 10-K/A. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         The accompanying consolidated financial statement schedule as of December 31, 1996 and 1995, and for each of the years in the two-year period ended December 31, 1996 has been restated.

                                          KPMG LLP

Washington, D.C.
February 5, 1997, except as to note 1A,
  which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                         COLUMN A                                  COLUMN B
-------------------------------------------------------   --------------------------------------------------------------
                                                                                                   ADDITIONS
                                                                                         -------------------------------

                                                                   BALANCE AT                   CHARGED TO COSTS
                       DESCRIPTION                               START OF PERIOD                  AND EXPENSES
-------------------------------------------------------   ---------------------------    ------------------------------
YEAR ENDED DECEMBER 31, 1994

      Allowance for doubtful accounts                             $       587                      $      230
      Allowance for obsolete inventory                                  2,260                             216
      Allowance for unrecoverable investments                               -                               -
      Deferred income tax valuation reserve                            14,456                               -


YEAR ENDED DECEMBER 31, 1995 (Restated)

      Allowance for doubtful accounts                             $       859                      $      108
      Allowance for obsolete inventory                                  3,936                             580
      Allowance for unrecoverable investments                           3,100                               -
      Deferred income tax valuation reserve                            43,596                          21,445

YEAR ENDED DECEMBER 31, 1996 (Restated)

      Allowance for doubtful accounts                             $       773                      $      603
      Allowance for obsolete inventory                                  3,778                             667
      Allowance for unrecoverable investments                           1,100                               -
      Deferred income tax valuation reserve                            68,021                               -

                         COLUMN A                                COLUMN C                           COLUMN D             COLUMN E
-------------------------------------------------------  ---------------------------------------------------------------------------
                                                                    ADDITIONS
                                                         -----------------------------
                                                                     CHARGED/
                                                                    CREDITED TO                                        BALANCE AT
                       DESCRIPTION                              OTHER ACCOUNTS (1)             DEDUCTIONS (2)         END OF PERIOD
-------------------------------------------------------  -----------------------------   -----------------------  -----------------
YEAR ENDED DECEMBER 31, 1994

      Allowance for doubtful accounts                               $       42                   $        -            $      859
      Allowance for obsolete inventory                                   1,571                         (111)                3,936
      Allowance for unrecoverable investments                            3,100                            -                 3,100
      Deferred income tax valuation reserve                             29,308                         (168)               43,596


YEAR ENDED DECEMBER 31, 1995 (Restated)

      Allowance for doubtful accounts                               $        -                   $     (194)           $      773
      Allowance for obsolete inventory                                       -                         (738)                3,778
      Allowance for unrecoverable investments                                -                       (2,000)                1,100
      Deferred income tax valuation reserve                              2,980                            -                68,021

YEAR ENDED DECEMBER 31, 1996 (Restated)

      Allowance for doubtful accounts                               $        -                   $       (8)           $    1,368
      Allowance for obsolete inventory                                     685                          (32)                5,098
      Allowance for unrecoverable investments                                -                            -                 1,100
      Deferred income tax valuation reserve                                  -                      (13,589)               54,432



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

   EXHIBIT
     NO.                                          DESCRIPTION
  ----------  --------------------------------------------------------------------------------------------
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

10.1.6        Amendment No. 6 to the Credit Agreement (previously filed).

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

1 0.8.1       Amendment to Orbital Communications Corporation Restated 1992 Stock Option Plan, dated
              February 5, 1997 (previously filed).*

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

  10.11       Orbital Imaging Corporation 1996 Stock Option Plan (previously filed).*

  10.12       Form of Executive Employment Agreement entered into between the Company and Executive
              Officers and certain other Officers of the Company (incorporated by reference to Exhibit
              10.17 to the Company's Registration Statement on Form S-1 (File Number 33-33453) filed on
              February 9, 1990 and effective on April 24, 1990).*

10.12.1       Performance Share Agreement dated October 23, 1996 between the Company and Mr. D. W. Thompson
              (previously filed).*

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

10.16.1       Amendment No. 1 to Restated Agreement of Limited Partnership of ORBCOMM Global, L.P., dated
              December 2, 1996 (previously filed).

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

           10-K for the fiscal year ended December 31, 1995)

     11    Statement re: Computation of Earnings Per Share (transmitted herewith).

     21    Subsidiaries of the Company (previously filed).

   23.1    Consent of KPMG  LLP (transmitted herewith).

   23.2    Consent of KPMG LLP with respect to financial statements of ORBCOMM Global, L.P. (transmitted herewith).

     27    Financial Data Schedule for year ended December 31, 1996 (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K/A or therwise subject to the liabilities of Section 18 of the Securities Exchange
           Act of 1934) (transmitted herewith).

----------
* Management Contract or Compensatory Plan or Arrangement.