Form 10-K/A
period 1997-12-31
ORBITAL SCIENCES CORP /DE/
filed 2000-06-27
CIK 820736

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                               EXPLANATORY NOTE

      Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 and its condensed consolidated quarterly financial statements for 1997, 1996 and 1995. This Amendment includes in Item 8 such restated financial statements as of December 31, 1997 and 1996 and for the years in the three-year period ended December 31, 1997, and other information relating to such restated financial statements, including Business (Item 1), Selected Financial Data (Item
6) and Management's Discussion and Analysis of Financial Condition and Results of Operation (Item 7). Information regarding the effect of the restatements on Orbital's results of operations is included in the Notes to Financial Statements included in Item 8 of this Amendment.

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

===============================================================================




                          ORBITAL SCIENCES CORPORATION

                                    INDEX TO

                          ANNUAL REPORT ON FORM 10-K/A

                        FOR YEAR ENDED DECEMBER 31, 1997

PART I                                                                                Page
------
Item 1.Business...................................................................       1
Item 2.Properties.................................................................      10
Item 3.Legal Proceedings..........................................................      10
Item 4.Submission of Matters to a Vote of Security Holders........................      11
Item 4A.Executive Officers of the Registrant......................................      11

PART II

Item 5.Market for Registrant's Common Equity......................................      13
Item 6.Selected Financial Data....................................................      14
Item 7.Management's Discussion and Analysis of Financial Condition
       and Results of operations..................................................      15
Item 8.Financial Statements and Supplementary Data................................      23
Item 9.Changes in and Disagreements with Accountants..............................      53

PART III

Item 10.Directors and Executive Officers of the Registrant........................      53
Item 11.Executive Compensation....................................................      53
Item 12.Security Ownership of Certain Beneficial Owners and Management............      53
Item 13.Certain Relationships and Related Transactions............................      54

PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K...........      54

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

      SATELLITES AND RELATED SPACE SYSTEMS. The Company designs and produces small and medium-class satellites to be used in low-Earth orbit ("LEO")and small geosynchronous orbit ("GEO") satellites. The Company's satellites are used by various commercial and governmental customers on a wide range of commercial, scientific and military missions. Since 1982, Orbital (including two predecessor companies) has built and delivered more than 50 satellites. In addition, the Company is in the process of designing small and medium-class satellites to be used in medium-Earth orbit ("MEO"). In many cases, Orbital's small satellites have been designed to be integrated with and launched by the Pegasus or Taurus launch vehicles, in order to reduce the cost of the overall system.

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

      The ORBCOMM System is planned to consist of a constellation of up to 36 small LEO satellites, with a satellite control center that operates and positions the satellites, fixed and mobile communicators used by subscribers to transmit messages to and receive messages from the satellites, and the regional ground gateway systems that transmit and control the flow of data and message communications and other information for the system. A gateway generally consists of an Earth-tracking station that sends signals to and receives signals from the satellites and a message switching system that processes the message traffic.

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

      In accordance with the equity method of accounting, Orbital recognizes 100% of the revenues earned and costs incurred on sales of products and services to ORBCOMM. The Company also recognizes as equity in earnings (losses) of affiliates its proportionate share of ORBCOMM's profits and losses. ORBCOMM is currently capitalizing substantially all system construction costs, including amounts paid to Orbital. To the extent ORBCOMM capitalizes its purchases from Orbital, the Company eliminates as equity in earnings (losses) of affiliates approximately 50% (the Company's current equity ownership in ORBCOMM)of its profits from sales to ORBCOMM.

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

      Under the ORBIMAGE System Procurement Agreement between Orbital and ORBIMAGE (the "ORBIMAGE Procurement Agreement"), Orbital is designing, manufacturing and providing the launch service for the OrbView-3 and OrbView-4 satellites, and is constructing the related ground segment, generally on a fixed-price basis. Consistent with industry practices for similar contracts, the ORBIMAGE Procurement Agreement contains certain performance incentives with respect to the satellites. Orbital also provides ORBIMAGE with general, administrative and technical support pursuant to an Administrative Services Agreement. These services are provided on a cost-reimbursable basis or, in some cases, a cost plus fee basis.

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

      At December 31, 1997, Orbital owned approximately 100% of ORBIMAGE's outstanding common stock and approximately 75% of the total voting interest in ORBIMAGE (which reflects the voting interest of preferred stockholders on an "as if" converted basis), with the remainder owned by a group of preferred stockholders. As a result of certain rights granted to the preferred stockholders, including the right to elect certain directors and have such directors participate in significant management decisions, Orbital does not control the operational and financial affairs of ORBIMAGE. In accordance with the equity method of accounting, Orbital recognizes 100% of the revenues earned and costs incurred on sales of products and services to ORBIMAGE. The Company also recognizes as equity in earnings (losses) of affiliates its proportionate share (based on Orbital's current common equity ownership) of ORBIMAGE's net income available to common stockholders. To the extent ORBIMAGE capitalizes its purchases from Orbital, the Company eliminates as equity in earnings (losses) of affiliates its proportionate share (based on Orbital's current common equity ownership) of profits from sales to ORBIMAGE.

      In addition the preferred stockholders have certain demand registration rights with respect to their shares after June 30, 2002. As of December 31, 1997, Orbital had invested approximately $55 million in ORBIMAGE. Orbital anticipates that ORBIMAGE will incur operating losses at least in the near term. There can be no assurance that an adequate market will develop for ORBIMAGE's products and services, that it will achieve profitable operations or that Orbital will recover its investment in ORBIMAGE.

                              *     *     *     *

      Financial information about the Company's products and services, domestic and foreign operations and export sales is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in
Item 7 below and the notes to the Company's consolidated financial statements set forth below in Item 8, and is incorporated herein by reference.

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

RESEARCH AND DEVELOPMENT

      The Company expects to continue to invest in product-related research and development, to conceive and develop new products and services, to enhance existing products and services and to seek customer and, where appropriate, strategic partner investments in these products and services. Orbital's research and development expenses, excluding direct customer-funded development, were approximately $33.1 million, $23.1 million and $28.6 million, respectively, for the fiscal years ended December 31, 1997, 1996 and 1995.

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

U.S. GOVERNMENT CONTRACTS

      During 1997, 1996 and 1995, approximately 42%, 45% and 40%, respectively, of the Company's total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors. Most of Orbital's U.S. government contracts are funded incrementally on a year-to-year basis.

Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies or the imposition of budgetary constraints could materially adversely affect Orbital's financial condition or results of operations. Agencies within the U.S. government and commercial customers to which sales by the Company accounted for ten percent or more of the Company's consolidated 1997 revenues were NASA and DoD.

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

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      On March 24, 1998, there were 1,351 Orbital stockholders of record. The Company's Common Stock is traded on the Nasdaq National Market under the symbol ORBI. The range of high and low sales prices of Orbital Common Stock for 1995 through 1997, as reported on the Nasdaq National Market, was as follows:

1997               HIGH         LOW
---------------------------------------
4th Quarter        $30 3/4      $21
3rd Quarter        $25          $15 7/8
2nd Quarter        $18          $12 3/4
1st Quarter        $19 1/4      $13 3/4


1996               HIGH         LOW
---------------------------------------
4th Quarter        $21 7/8      $16 1/4
3rd Quarter        $20          $16
2nd Quarter        $19 7/8      $13
1st Quarter        $16 1/8      $11 3/4


1995               HIGH         LOW
---------------------------------------
4th Quarter        $16 5/8      $12 3/16
3rd Quarter        $19 1/4      $16
2nd Quarter        $22          $15 1/2
1st Quarter        $20 1/2      $16 1/2

      Orbital has never paid any cash dividends on its Common Stock. The Company presently intends to retain future earnings for working capital and product development and therefore does not anticipate paying cash dividends on the Common Stock at any time in the foreseeable future. In addition, the Company is prohibited from paying cash dividends under an existing credit facility.

ITEM 6.     FINANCIAL DATA

      Management has determined to restate its previously issued consolidated financial statements as of and for the years ended December 31, 1997, 1996 and 1995 with respect to certain matters described in Note 1A to the Company's consolidated financial statements. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this Report. The consolidated operating data and other data for the three-year period ended December 31, 1997 and the consolidated balance sheet data at December 31, 1997 and 1996 are derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto included in this Report. The consolidated operating data and other data for the years ended December 31, 1994 and 1993 and the consolidated balance sheet data at December 31, 1995, 1994 and 1993 are derived from consolidated financial statements not included or incorporated by reference herein.

                                                                                        Years ended December 31,
            (IN THOUSANDS, EXCEPT SHARE DATA)                    1997         1996          1995          1994          1993
------------------------------------------------------------------------------------------------------------------------------
                                                              (restated)   (restated)    (restated)
OPERATING DATA:
    Revenues                                                $  546,008     $  449,787   $  359,840    $  301,576    $  300,184
    Costs of goods sold                                        413,361        332,581      271,146       216,417       228,289
                                                           -------------------------------------------------------------------
    Gross profit                                               132,647        117,206       88,694        85,159        71,895
    Research and development expenses                           33,140         23,068       28,558        17,259        19,703
    Selling, general and administrative expenses                88,148         77,247       64,170        53,165        38,270
    Amortization of goodwill                                     3,852          3,134        3,221         2,360         1,634
                                                           -------------------------------------------------------------------
    Income (loss) from operations                                7,507         13,757       (7,255)       12,375        12,288
    Net investment income (expense)                               (990)           (49)       1,131          (244)          (44)
    Equity in earnings (losses) of affiliates                  (25,094)        (7,008)        (644)       (1,264)       (2,436)
    Non-controlling interests in (earnings) losses of
         consolidated subsidiaries                               2,638          1,473          427            --            --
    Gain on issuance of subsidiary equity                       21,810             --           --            --            --
    Acquisition expenses                                        (4,343)            --       (3,441)         (503)           --
                                                           -------------------------------------------------------------------
    Income (loss) before provision (benefit) for
         income taxes, extraordinary items and
         cumulative effect of accounting change                  1,528          8,173       (9,782)       10,364         9,808
    Provision (benefit) for income taxes                        12,933            211       (6,569)        2,744         2,403
                                                           -------------------------------------------------------------------
    Income (loss) before extraordinary item and
         cumulative effect of accounting change                (11,405)         7,962       (3,213)        7,620         7,405
    Extraordinary item - gain on sale of assets,
         net of tax                                                 --          1,980           --           --             --
    Cumulative effect of accounting change, net of tax              --             --       (2,377)          --            200
                                                           -------------------------------------------------------------------
    Net income (loss)                                         $(11,405)     $   9,942   $   (5,590)   $    7,620     $   7,605
                                                           ===================================================================
NET INCOME (LOSS) PER COMMON SHARE (1):
    Income (loss) before extraordinary items and
         cumulative effect of accounting change             $    (0.35)     $     0.27   $   (0.12)   $     0.33     $    0.40
    Extraordinary item - gain on sale of assets,
         net of tax                                                 --            0.07          --            --            --
    Cumulative effect of accounting change                          --              --       (0.09)           --          0.01
                                                           -------------------------------------------------------------------
                                                            $    (0.35)     $     0.34   $   (0.21)   $     0.33     $    0.41
                                                           ===================================================================
    Shares used in computing net income (loss)
         per common share                                   32,283,138      29,137,361  26,207,746    23,191,553    18,728,980
                                                           ===================================================================

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION (2):
    Income (loss) before extraordinary items and
         cumulative effect of accounting change             $    (0.35)     $    0.30   $    (0.12)   $     0.32    $     0.36
    Extraordinary item-gain on sale of assets,
         net of taxes                                               --           0.04           --            --            --
    Cumulative effect of accounting change                          --             --        (0.09)           --          0.01
                                                           -------------------------------------------------------------------
                                                            $    (0.35)     $    0.34   $    (0.21)   $     0.32    $     0.37
                                                           ===================================================================
     Shares used in computing net income (loss)
         per common share, assuming dilution                32,283,138     31,616,119   26,207,746    27,309,336    22,343,402
                                                           ===================================================================

BALANCE SHEET DATA:
    Cash and cash equivalents and short-term investments    $   15,126     $   33,750   $   35,030    $   40,345    $   85,347
    Net working capital                                         53,201         71,055       78,778        57,449        92,036
    Total assets                                               777,885        509,613      472,900       441,042       367,979
    Short-term borrowings                                       29,767         38,969       11,907        28,977        15,793
    Long-term obligations, net                                 200,194         35,326       96,990        86,068        73,165
    Stockholders' equity                                       313,984        323,795      238,166       206,943       169,389
                                                           -------------------------------------------------------------------

(1) Net income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods.

(2) Net income (loss) per common share, assuming dilution, is calculated using the weighted average number of shares and dilutive equivalent shares outstanding during the periods, plus the effect of an assumed conversion of the company's convertible subordinated notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      With the exception of historical information, the matters discussed below under the headings "Recent Developments," "Results of Operations" and "Liquidity and Capital Resources" and in the report to stockholders include forward-looking statements that involve risks and uncertainties, many of which are beyond the company's control. The company wishes to caution readers that a number of important factors, including those identified in the section "Outlook: Issues and Uncertainties," may affect the company's actual results and cause actual results to differ materially from those in any forward-looking statement. References herein to "Orbital" or the "company" include Orbital Sciences Corporation and its subsidiaries.

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

      A significant portion of the company's space and ground infrastructure systems revenues are generated under long-term contracts with various agencies of the U.S. government, various foreign governments and commercial customers. Orbital recognizes revenues on long-term contracts using the percentage-of-completion method of accounting, under which revenues and profits are recognized based on actual costs incurred in relation to total estimated costs to complete the contract or specific delivery terms and conditions. To the extent that estimated costs of completion are adjusted, revenue recognized from a particular contract will be affected in the period of the adjustment.

      The company is accounting for its investments in ORBCOMM Global, L.P. ("ORBCOMM") and in Orbital Imaging Corporation ("ORBIMAGE") using the equity method of accounting. In accordance with the equity method of accounting, Orbital recognizes 100% of the revenues earned and costs incurred on sales of products and services to these entities. The company also recognizes as equity in earnings (losses) of affiliates its proportionate share of ORBCOMM's and ORBIMAGE's profits and losses based on the Company's percentage of partnership interest and common equity ownership, respectively. ORBCOMM and ORBIMAGE are currently capitalizing substantially all system construction costs, including amounts paid to Orbital. To the extent ORBCOMM and ORBIMAGE capitalize their purchases from Orbital, the company eliminates as equity in earnings (losses) of affiliates the Company's share of its profits from sales to ORBCOMM and ORBIMAGE based on the Company's percentage of common equity ownership and partnership interest, respectively. Orbital controls, and therefore consolidates the accounts of, ORBCOMM USA, L.P., a partnership that markets ORBCOMM system services in the United States.

      Certain of the 1997, 1996 and 1995 financial information has been restated. See Notes 1A and 14 to the consolidated financial statements.

RECENT DEVELOPMENTS

      Orbital's majority owned subsidiary, Magellan Corporation, merged with Ashtech Inc. ("Ashtech") (the combined company is hereinafter referred to as ("Magellan") in December 1997. To effect the merger, Orbital paid former Ashtech security holders approximately $80,000,000, consisting of $25,000,000 in cash and approximately 23,954,000 shares of Magellan common stock. Orbital now owns a controlling interest of approximately 66% of Magellan. Orbital recognized a gain of approximately $21,810,000 on the issuance of Magellan common stock.

      The company acquired substantially all the assets, including all the stock of certain subsidiaries, and certain liabilities relating to the satellite manufacturing and communications services businesses of CTA Incorporated ("CTA") in August 1997. The financial results of the acquired businesses have been included in the company's consolidated results from August 15, 1997 through December 31, 1997. As consideration, Orbital repaid $27,000,000 of outstanding CTA debt and paid approximately $13,000,000 in cash, which may be reduced subject to certain post-closing adjustments.

      In July 1997, Orbital formed Magellan DIS Inc. ("DIS") to acquire from Rockwell International Corporation ("Rockwell") the assets and certain liabilities associated with Rockwell's automotive navigation product line. Orbital paid approximately $3,550,000 in cash and issued Rockwell a $4,350,000 unsecured note, which bears interest at 6% and is repayable semi-annually over three years. The stock of DIS was subsequently transferred to Magellan.

      During September 1997, Orbital sold $100,000,000 of 5% convertible subordinated notes due October 2002. The notes, which are non-callable for three years, are convertible at the option of the holders into Orbital common stock at a conversion price of $28.00 per share, subject to adjustment in certain events.

      In May and July 1997, ORBIMAGE completed private placements of 300,100 and 72,605 shares, respectively, of 12% cumulative convertible preferred stock, raising gross proceeds of approximately $37,270,000. Also in May 1997, Orbital purchased ORBIMAGE common stock. At December 31, 1997 Orbital owned 100% of ORBIMAGE's outstanding common stock and approximately 75% of the total voting interest in ORBIMAGE (which reflects the voting interest of preferred stockholders on an "as if" converted basis). Orbital's total investment in and advances to ORBIMAGE as of December 31, 1997 totaled $55,137,000. As a result of certain rights provided to ORBIMAGE's preferred shareholders, Orbital no longer controls ORBIMAGE's financial and operational affairs. Additionally, Orbital had agreed to purchase up to approximately $42,000,000 in ORBIMAGE preferred stock to the extent that ORBIMAGE could not obtain additional third-party financing. In connection with certain ORBIMAGE financing transactions consummated in February 1998, Orbital has been fully relieved of this obligation (see "Liquidity and Capital Resources") and now owns approximately 60% of the total voting interest in ORBIMAGE after giving effect to the conversion of ORBIMAGE's convertible preferred stock.

      The company had $158,934,000 in total consolidated export sales in 1997, of which $68,563,000 were to Asian customers. Orbital had approximately $18,204,000 outstanding in accounts receivable from Asian customers at December 31, 1997, $3,606,000 of which was paid in the first quarter of 1998. The company has sought to reduce risks related to these accounts receivable and future work commitments by obtaining letters of credit from certain customers, and at December 31, 1997 had approximately $13,251,000 of letters of credit with respect to such receivables. Existing backlog attributable to Asian customers is not material to the company's operations. The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuations, or similar market risks, although it does enter into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar.

      The company has made a preliminary assessment of potential "Year 2000" issues with respect to various computer-related systems. The company has developed an initial corrective action plan that includes reprogramming impacted software when appropriate and feasible, obtaining vendor-provided software upgrades when available and completely replacing impacted systems when necessary. The company currently expects that identified "Year 2000" impacted systems will be corrected by the end of 1998, although there can be no assurance that the company has identified all "Year 2000" impacted systems or that its corrective action plan will be timely and successful. The company believes that the costs to correct its systems will not materially affect its results of operations or its financial condition. In addition, the company has not received any indication to date that the impact of "Year 2000" issues on its customers and suppliers will have a material adverse effect on the company.

RESULTS OF OPERATIONS

      As noted above, certain of the 1997, 1996 and 1995 financial information presented below has been restated. See note 1A to the consolidated financial statements.

      The following table shows the company's revenues, gross profits and gross margins, by major product category within each business sector, for each of the three years ended December 31, 1997:

                                             1997 (restated)                   1996 (restated)                   1995 (restated)
                               --------------------------------    -----------------------------     ------------------------------
                                              GROSS                             GROSS                             GROSS
(DOLLARS IN THOUSANDS)         REVENUES       PROFIT     MARGIN    REVENUES    PROFIT     MARGIN     REVENUES    PROFIT     MARGIN
-----------------------------------------------------------------------------------------------------------------------------------
SPACE AND GROUND
  INFRASTRUCTURE SYSTEMS      $  474,452  $  114,653     24.2%   $  377,166  $   93,899    24.9%   $  296,109  $  65,360     22.1%

    Launch Vehicles              120,203      26,516     22.1       103,687      18,769    18.1        67,803      7,462     11.0

    Satellites (1)               175,450      42,472     24.2       101,891      22,625    22.2        82,849     10,431     12.6

    Electronics and
      Sensor Systems             100,554      26,263     26.1        92,070      26,608    28.9        71,983     24,597     34.2

    Ground Systems                78,245      19,402     24.8        79,518      25,897    32.6        73,474     22,870     31.1

SATELLITE ACCESS PRODUCTS         71,384      18,205     25.5        71,188      25,134    35.3        52,531     20,085     38.2

SATELLITE SERVICES (2)               172        (211)    N/A          1,433      (1,827)   N/A         11,200      3,249     29.0
                             ------------------------------------------------------------------------------------------------------
CONSOLIDATED TOTALS           $  546,008  $  132,647     24.3%   $  449,787  $  117,206    26.1%   $  359,840  $  88,694     24.6%
                             ======================================================================================================

(1)   Includes results from the CTA acquisition from August 15, 1997.

(2)   Consolidates ORBIMAGE's results until May 8, 1997.

REVENUES

      Orbital's consolidated revenues for the years ended December 31, 1997, 1996 and 1995 were $546,008,000, $449,787,000 and $359,840,000, respectively.

      Space and Ground Infrastructure Systems. Revenues from the company's space and ground infrastructure systems increased to $474,452,000 in 1997 from $377,166,000 in 1996 and $296,109,000 in 1995.

      Revenues from the company's launch vehicles increased to $120,203,000 in 1997, from $103,687,000 in 1996 and $67,803,000 in 1995. The increase in launch vehicle revenues in 1997 can be attributed to new orders received since 1995. The company had five consecutive successful Pegasus launches and six consecutive successful suborbital launches in 1997. Additionally, more revenues were generated in 1997 for work performed on the X-34 reusable launch vehicle and on the company's Taurus launch vehicle contracts. The significant increase in revenues in 1996 was attributable to revenues generated from the resumption of production and launch of the Pegasus launch vehicle after a 1995 launch failure and from work performed under new and existing contracts for the company's Taurus launch vehicle.

      Revenues from sales of satellites increased to $175,450,000 in 1997, from $101,891,000 in 1996 and $82,849,000 in 1995. The significant increase in 1997 satellite revenues was primarily due to new satellite orders received in the second half of 1996 and in 1997. Revenues in 1997 also included approximately $54,090,000 of sales generated by the satellite business acquired from CTA. The increase in 1996 revenues was primarily attributable to additional revenues generated from new satellite orders from commercial and government customers received in late 1995 and in 1996.

      Electronics and sensor systems revenues increased to $100,554,000 in 1997, from $92,070,000 in 1996 and $71,983,000 in 1995. The increase in 1997 and 1996 revenues was primarily attributable to work performed on new avionics and mission planning systems orders received in 1996 and 1997.

      Ground systems revenues were $78,245,000, $79,518,000 and $73,474,000 in
1997, 1996 and 1995, respectively. The decrease in 1997 revenues from 1996 revenues was primarily due to the 1996 sale of a software-related business that had generated 1996 revenues of approximately $15,755,000. The increase in revenues in 1996 was primarily attributable to an increase in the number of satellite ground system installations and upgrades.

      Orbital's space and ground infrastructure systems sector revenues included sales to ORBCOMM of approximately $57,988,000, $47,215,000 and $49,187,000 in 1997, 1996 and 1995, respectively, and to ORBIMAGE of approximately $30,079,000 in 1997. The company expects total 1998 sales to ORBCOMM and ORBIMAGE to be less than those recorded in 1997, based on the remaining work to be done under their respective procurement contracts.

      Satellite Access Products. Revenues from sales of recreational and automotive satellite-based navigation products, communications products and transportation management systems were $71,384,000 for 1997 as compared to $71,188,000 in 1996 and $52,531,000 in

1995. The year-to-year increases were due to an increase in the number of products sold offset, in part, by lower average unit sales prices. Magellan's revenues in 1997 were negatively impacted by increased competition in its recreational and marine navigational markets.

      Satellite Services. The company's satellite services businesses generated revenues of $172,000, $1,433,000 and $11,200,000 for 1997, 1996 and 1995,
respectively. As a result of ORBIMAGE's private placement of preferred stock, subsequent to May 8, 1997, Orbital no longer consolidates ORBIMAGE's operating revenues, resulting in a decrease in 1997 satellite services revenues. Revenues in 1996 included modest domestic ORBCOMM sales and ORBIMAGE sales of satellite imagery to government customers. Revenues in 1995 primarily represented sales of ground stations and network software to ORBCOMM; no such sales were made in 1997 or 1996.

GROSS PROFIT/COSTS OF GOODS SOLD

      Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and under the company's various development and production contracts. Orbital's costs of goods sold for 1997, 1996 and 1995 were $413,361,000 (75.7% of revenues),
$332,581,000 (73.9% of revenues) and $271,146,000 (75.4% of revenues), respectively. Gross profit depends on a number of factors, including the mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for 1997, 1996 and 1995 was $132,647,000 (24.3% of revenues), $117,206,000 (26.1% of revenues) and $88,694,000 (24.6% of revenues), respectively.

      Space and Ground Infrastructure Systems. Gross profit from the company's space and ground infrastructure systems sector was $114,653,000 (24.2% or revenues), $93,899,000 (24.9% of revenues) and $65,360,000 (22.1% of revenues)
for 1997, 1996 and 1995, respectively. Gross profit margins from the space and ground infrastructure systems sector for 1997 were generally consistent with 1996 margins. Gross profit margins were slightly higher in 1996 than in 1995 due to the inclusion of higher margins from a software-related business that was sold in 1996.

      Gross profit margins in this sector are impacted by management's periodic assessments and reevaluations of programmatic risks included in estimated costs to complete long-term contracts. During the fourth quarter of 1997, the company recognized approximately $5,000,000 of contract costs related to increases in estimated costs to complete certain launch vehicle and satellite contracts. During 1997 and 1996, the company recognized an increase in gross profit of $2,647,000 and $2,523,000, respectively, related to the write-off or expiration of certain Canadian development loans no longer required or not expected to be repaid. During 1996, profit margins decreased as a result of a Pegasus launch failure and certain other unanticipated contract cost increases.

      The decrease in gross profit margins in 1997 for the company's electronics and sensor systems was largely due to the completion of a defense sensors contract under which the company had traditionally achieved higher gross margins.

      Satellite Access Products. Gross profit from our satellite access products sector was $18,205,000 (25.5% of sector revenues), $25,134,000 (35.3%
of revenues) and $20,085,000 (38.2% of sector revenues) for 1997, 1996 and 1995, respectively. The decrease in gross profit margins from 1996 to 1997 for the company's satellite access products was due to lower unit sales prices for satellite navigation products and certain fourth quarter reorganizational charges at Magellan, leading to overall operating losses within this sector. During 1997, Magellan recognized approximately $500,000 of charges for inventory obsolescence relating to consumer navigation products.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses represent Orbital's self-funded product development activities and exclude direct customer-funded development. Research and development expenses during 1997, 1996 and 1995 were $33,140,000 (6.1% of revenues), $23,068,000 (5.1% of revenues) and $28,558,000 (7.9% of revenues), respectively. Research and development spending during 1997 and 1996 related primarily to the development of new or improved satellite navigation and communications products, improved launch vehicles, including enhancements to the Taurus and Pegasus launch vehicles, and new satellite initiatives. Research and development spending during 1995 reflected Orbital's continued development of its Pegasus launch vehicle and costs related to an advanced reusable launch vehicle development program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for 1997, 1996 and 1995 were $88,148,000 (16.1% of revenues), $77,247,000 (17.2% of revenues) and
$64,170,000 (17.8% of revenues), respectively. In the fourth quarter of 1997, Orbital recognized increases in allowances for receivables related to a certain satellite construction contract of approximately $3,000,000. The continued decrease in selling, general and administrative expenses as a percentage of revenues in 1997 was primarily attributable to significant growth in space and ground infrastructure systems revenues, along with only modest growth in selling, general and administrative expenses attributable to those product lines. Additionally, subsequent to May 1997 the company no longer consolidates ORBIMAGE's administrative and marketing expenses.

NET INVESTMENT INCOME (EXPENSE)

      Net investment income (expense) was ($990,000), ($49,000) and $1,131,000 for 1997, 1996 and 1995, respectively. Investment income reflected interest earnings on short-term investments and realized gains and losses on investments, reduced by interest expense on outstanding debt of $2,894,000, $1,412,000 and $2,952,000 in 1997, 1996 and 1995, respectively. Interest expense was net of capitalized interest of approximately $7,257,000, $8,156,000 and $6,685,000 in 1997, 1996 and 1995, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES

      Equity in earnings (losses) of affiliates included Orbital's proportionate share of ORBCOMM's and ORBIMAGE's net income or loss for the year, and Orbital's elimination of proportionate profits or losses on sales to these affiliates. In 1997, Orbital's share of ORBCOMM's and ORBIMAGE's net loss was $13,004,000 and $5,393,000, respectively. In 1996, Orbital's share of ORBCOMM's net loss was approximately $8,268,000. In 1995, Orbital's share of ORBCOMM's net income was approximately $454,000. Non-controlling interests in (earnings) losses of consolidated subsidiaries represent that portion of such subsidiaries' losses allocable to other stockholders.

PROVISION (BENEFIT) FOR INCOME TAXES

      The company recorded consolidated income tax provisions of $12,933,000 and $211,000 for 1997 and 1996, respectively. The company's effective tax rate for these periods (846.4%) and 2.6% in 1997 and 1996, respectively was primarily due to foreign taxes attributable to its Canadian operations. The 1997 tax provision includes a deferred tax provision of approximately $10,898,000 relating to the ORBIMAGE preferred stock transaction.

      The company recorded an income tax benefit of approximately $6,569,000 in 1995, primarily as a result of reducing the deferred tax valuation allowance related to the realizability of certain tax credits and other tax assets, and the carryback and recapture of previously paid U.S. Federal taxes and management's determination that certain Canadian investment tax credit carryforwards would be realized in the near future.

      At December 31, 1997, Orbital had approximately $150,000,000 of U.S. Federal net operating loss carryforwards (portions of which expire beginning in 2005) and $3,000,000 of U.S. Federal research and experimental tax credit carryforwards that may be used through the year 2013, subject to certain annual limitations and other restrictions, to reduce future U.S. Federal income tax obligations. At December 31, 1997 and 1996, Orbital provided a reserve of $66,889,000 and $54,432,000, respectively, against certain of its consolidated deferred tax assets.

EXTRAORDINARY GAIN ON SALE OF ASSETS

      In the fourth quarter of 1996, the company's wholly-owned subsidiary, MacDonald, Dettwiler and Associates Ltd. (MDA), sold substantially all the assets of The PSC Communications Group, Inc. for approximately $13,000,000, resulting in a gain of approximately $3,600,000. The gain on sale of $1,980,000, net of tax, has been recorded as an extraordinary item since the assets were acquired through the acquisition of MDA in 1995, which was accounted for as a pooling of interests.

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

      Cash, cash equivalents and short-term investments were $15,126,000, and the company had total debt obligations outstanding of approximately $229,961,000, at December 31, 1997. The outstanding debt related primarily to the convertible subordinated notes, advances under the company's line of credit facilities, secured and unsecured notes, and asset-based financings. Cash and cash equivalents at December 31, 1997 included approximately $6,162,000 of cash reserved against outstanding letters of credit. Orbital's current ratio was 1.2 at December 31, 1997, compared to 1.5 at December 31, 1996.

      In September 1997, Orbital completed the sale of $100,000,000 of 5% convertible subordinated notes due October 2002. The notes, which are non-callable for three years, are convertible at the option of the holders into Orbital common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The company used a portion of the proceeds from the sale to pay down outstanding borrowings under its various credit facilities and $10,000,000 on a long-term loan. The balance was invested in short-term investments.

      Orbital amended its $20,000,000 unsecured note agreement during the first quarter of 1997 to facilitate compliance with certain financial covenants as well as to permit the completion of the ORBIMAGE private equity financing. In connection with this amendment, the interest rate on the note was increased from 11.5% to 12%, effective March 31, 1997. The unsecured note contains certain covenants with respect to fixed charge ratio, leverage ratio and tangible net worth, and includes certain cross-default provisions.

      The company issued $33,969,000 in secured notes in 1997. These notes are collateralized by certain office, computer and test equipment located at the company's Maryland, Arizona and Virginia facilities and by the company's L-1011 aircraft.

      The company amended its primary credit facility to eliminate a term loan and to increase the amount available under a revolving line of credit from $65,000,000 to $100,000,000. In addition, two financial covenants under this facility were amended to facilitate compliance by the company. At December 31, 1997, $47,750,000 was outstanding and $52,250,000 was available on the facility. The interest rate charged under the facility is a variable rate based on the prime rate or LIBOR. The weighted average interest rate on borrowings outstanding under this facility at December 31, 1997 was 7.89%. The facility is secured by accounts receivable, prohibits the payment of cash dividends, contains certain covenants with respect to the company's working capital levels, fixed charge ratio, leverage ratio and net worth, and expires in August 2001. The company also maintains a $25,000,000 unsecured credit facility, under which approximately $3,500,000 was outstanding at an average interest rate of 6.8% at December 31, 1997. The company's operations used net cash of approximately $20,881,000 during 1997. The company spent approximately $37,200,000 on capital expenditures for various satellite, launch vehicle and other production, test and office equipment during 1997.

      On February 25, 1998, ORBIMAGE issued units consisting of $150,000,000 of 115/8% Senior Notes due 2005 (the "Notes") and warrants to purchase ORBIMAGE's common stock, raising net proceeds of approximately $145,500,000. Net proceeds from the sale of the units will be applied to (i) the procurement of two high-resolution imagery satellites and related launch services and associated ground system equipment, (ii) operating expenses and (iii) the first two years of interest on the Notes. The Notes are non-recourse to Orbital. Concurrent with this issuance, ORBIMAGE completed a private placement of 227,295 shares of 12% cumulative convertible preferred stock, raising net proceeds of approximately $21,000,000. After these 1998 transactions, the company is no longer contractually obligated to purchase additional shares of ORBIMAGE's preferred stock.

      The company expects that ORBCOMM will need additional funding during 1998. ORBCOMM's management is exploring various debt or equity placements in both the private and public markets. If this funding cannot be raised from third-party investors, or cannot be raised in a timely manner, Orbital has a commitment to fund to ORBCOMM an additional $7,500,000.

      Orbital expects that its capital needs for 1998 will, in part, be provided by working capital, cash flows from operations, existing credit facilities, customer financings and operating lease arrangements. In addition, to support further business expansion, the company is also considering equity and debt financings.

OUTLOOK: ISSUES AND UNCERTAINTIES

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor, in certain circumstances, for forward-looking statements made by or on behalf of the company. The company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in our company's filings with the Securities and Exchange Commission and in the report to stockholders. All statements that address operating performance, events or developments that the company expects or anticipates will occur in the future, including statements relating to the company's sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then-current views and assumptions regarding future events and operating performance.

      The following are some of the factors that could cause actual results to differ materially from information contained in the company's forward-looking statements:

      Most of the products developed and manufactured by the company and its affiliates are technologically advanced and sometimes novel systems that must function under demanding operating conditions and are subject to significant technological change and innovation. Orbital has occasionally experienced product failures or problems. In addition to any costs resulting from product warranties or required remedial action, product failures may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or other product deliveries.

      At December 31, 1997, approximately 50% of Orbital's total firm contract backlog was derived from contracts with the U.S. government and its agencies or from subcontracts with prime contractors to the U.S. government. Most of the company's government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect Orbital's financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the company.

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

      Virtually all the company's products and services face significant competition from existing competitors, many of whom are larger and have substantially greater resources than the company. Furthermore, the possibility exists that other domestic or foreign companies or governments will seek to produce products or services that compete with those of the company. A foreign competitor could benefit from subsidies from, or other protective measures by, its home country.

      The company has historically made strategic acquisitions of businesses and routinely evaluates potential acquisition candidates that it believes would enhance its business. The company also has historically pursued strategic alliances through joint ventures, and routinely evaluates similar opportunities. Such transactions commonly involve certain risks including, among others, assimilating the acquired operations, technologies and personnel and maintaining appropriate standards, controls, procedures and policies, entering markets in which the company has little or no direct prior experience, potentially losing key employees of acquired organizations and resolving potential disputes with joint venture partners.

      The recoverability of the company's investments in ORBCOMM and ORBIMAGE depends on several factors including, among other things, the successful and timely implementation of innovative and novel technologies involving complex systems in a cost-effective manner, the establishment and expansion of commercial markets and customer acceptance, and competition. If the company concludes at any time that its investments are not recoverable, the company may be required to expense part or all of such investments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Independent Auditors' Report                                                24
Consolidated Statements of Operations                                       25
Consolidated Balance Sheets                                                 26
Consolidated Statements of Stockholders' Equity                             27
Consolidated Statements of Cash Flows                                       28
Notes to Consolidated Financial Statements                                  29

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Orbital Sciences Corporation:

We have audited the accompanying consolidated balance sheets of Orbital Sciences Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Sciences Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in note 1A, the accompanying consolidated balance sheets as of December 31, 1997 and 1996, and the consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 have been restated.

                                                      KPMG LLP

Washington, D.C.
February 4, 1998, except as to note 1A,
      which is as of April 17, 2000

                            CONSOLIDATED STATEMENTS
                                 OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                       1997                 1996               1995
-----------------------------------------------------------------------------------------------------------------------
                                                                     (restated)           (restated)         (restated)
Revenues                                                           $   546,008         $   449,787         $   359,840

Costs of goods sold                                                    413,361             332,581             271,146
                                                                   ----------------------------------------------------
Gross profit                                                           132,647             117,206              88,694


Research and development expenses                                       33,140              23,068              28,558

Selling, general and administrative expenses                            88,148              77,247              64,170

Amortization of goodwill                                                 3,852               3,134               3,221
                                                                   ----------------------------------------------------
Income (loss) from operations                                            7,507              13,757              (7,255)
Net investment income (expense), net of interest expense of
  $2,894, $1,412 and $2,952, respectively                                 (990)                (49)              1,131

Equity in earnings (losses) of affiliates                              (25,094)             (7,008)               (644)

Non-controlling interests in (earnings) losses of
  consolidated subsidiaries                                              2,638               1,473                 427

Gain on issuance of subsidiary equity                                   21,810                  --                  --

Acquisition expenses                                                    (4,343)                 --              (3,441)
                                                                   ----------------------------------------------------
Income (loss) before provision (benefit) for income taxes,
    extraordinary item, and cumulative effect of accounting
    change                                                               1,528               8,173              (9,782)

Provision (benefit) for income taxes                                    12,933                 211              (6,569)
                                                                   ----------------------------------------------------
Income (loss) before extraordinary item and cumulative
    effect of accounting change                                        (11,405)              7,962              (3,213)

Extraordinary item - gain on sale of assets, net of tax                     --               1,980                  --

Cumulative effect of accounting change, net of tax                          --                  --              (2,377)
                                                                   ----------------------------------------------------
Net income (loss)                                                  $   (11,405)        $     9,942         $    (5,590)
                                                                   ====================================================

NET INCOME (LOSS) PER COMMON SHARE:

  Income (loss) before extraordinary item and cumulative
    effect of accounting change                                    $     (0.35)        $      0.27         $     (0.12)

  Extraordinary item - gain on sale of assets, net of tax                   --                0.07                  --

  Cumulative effect of accounting change, net of tax                        --                  --               (0.09)
                                                                   ----------------------------------------------------
                                                                   $     (0.35)        $      0.34         $     (0.21)
                                                                   ====================================================

  Shares used in computing net income (loss) per common share       32,283,138          29,137,361           26,207,746
                                                                   ====================================================

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION:

  Income (loss) before extraordinary item and cumulative
  effect of accounting change                                      $     (0.35)        $      0.30         $     (0.12)

  Extraordinary item - gain on sale of assets,
    net of tax                                                              --                0.04                  --

  Cumulative effect of accounting change, net of tax                        --                  --               (0.09)
                                                                   ----------------------------------------------------
                                                                   $     (0.35)        $      0.34         $     (0.21)
                                                                   ====================================================
  Shares used in computing net income (loss)
    per common share, assuming dilution                             32,283,138          31,616,119           26,207,746
                                                                   ===================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  CONSOLIDATED
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    DECEMBER 31,
                                                                                              1997              1996
------------------------------------------------------------------------------------------------------------------------
                                                                                            (restated)        (restated)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of $6,162 and $11,604, respectively  $  6,391          $ 27,923
  Short-term investments, at market                                                            8,735             5,827
  Receivables, net                                                                           206,417           140,973
  Inventories, net                                                                            59,239            27,159
  Deferred income taxes and other current assets                                               5,889             5,952
                                                                                          ------------------------------
    TOTAL CURRENT ASSETS                                                                     286,671           207,834
                                                                                          ------------------------------
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation and amortization of
    $79,253 and $69,534, respectively                                                        125,327           126,888
INVESTMENTS IN AFFILIATES, net                                                               130,402            88,394
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, less accumulated amortization of
  $19,794 and $15,942, respectively                                                          207,523            69,512
DEFERRED INCOME TAXES AND OTHER ASSETS                                                        27,962            16,985
                                                                                          ------------------------------
TOTAL ASSETS                                                                                $777,885          $509,613
                                                                                          ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term obligations                        $ 29,767          $ 38,969
  Accounts payable                                                                            36,218            26,611
  Accrued expenses                                                                            98,018            40,019
  Deferred revenue                                                                            69,467            31,180
                                                                                          ------------------------------
    TOTAL CURRENT LIABILITIES                                                                233,470           136,779
                                                                                          ------------------------------
LONG-TERM OBLIGATIONS, net of current portion                                                200,194            35,326
OTHER LIABILITIES                                                                              2,443            15,523
                                                                                          ------------------------------
  TOTAL LIABILITIES                                                                          436,107           187,628
                                                                                          ------------------------------
NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                          27,794            (1,810)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred Stock, par value $.01; 10,000,000 shares authorized:
  Series A Special Voting Preferred Stock, one share authorized and outstanding                   --                --
  Class B Preferred Stock, 10,000 shares authorized, none and 10,000 shares outstanding           --                --
Common Stock, par value $.01; 80,000,000 shares authorized, 32,481,719 and
  32,160,598 shares outstanding, after deducting 20,877 and 15,735 shares held
  in treasury, respectively                                                                      325               322
Additional paid-in capital                                                                   326,187           323,592
Unrealized gains on short-term investments                                                       272                14
Cumulative translation adjustment                                                             (4,943)           (3,681)
Retained earnings (accumulated deficit)                                                       (7,857)            3,548
                                                                                          ------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                                 313,984           323,795
                                                                                          ------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $777,885          $509,613
                                                                                          ==============================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CONSOLIDATED STATEMENTS
                            OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                   ADDITIONAL
                                                          COMMON STOCK              PAID-IN
                                                    SHARES             AMOUNT       CAPITAL
BALANCE, DECEMBER 31, 1994                         24,257,322       $      243     $  210,030

 Shares issued to employees and directors             300,011                3          1,857
 Shares issued in private offering                  2,000,000               20         32,366
 Conversion of convertible debentures                 208,696                2          2,914
 Adjustment to recast year end of pooled company           --               --             --
 Transactions of pooled company                            --               --            413
 Translation adjustment                                    --               --             --
 Net loss                                                  --               --             --
 Unrealized gains on short-term investments                --               --             --
                                                  --------------------------------------------
BALANCE, DECEMBER 31, 1995 (Restated)              26,766,029              268        247,580
 Shares issued to employees and directors             298,916                3          2,163
 Shares issued in private offering                  1,200,000               12         20,251
 Conversion of convertible debentures               3,895,653               39         53,598
 Translation adjustment                                    --               --             --
 Net Income                                                --               --             --
 Unrealized losses on short-term investments               --               --             --
                                                  --------------------------------------------
BALANCE, DECEMBER 31, 1996 (Restated)              32,160,598              322        323,592
 Shares issued to employees and directors, net        321,121                3          2,595
 Translation adjustment                                    --               --             --
 Net Income                                                --               --             --
 Unrealized gains on short-term investments                --               --             --
                                                  --------------------------------------------
BALANCE, DECEMBER 31, 1997 (Restated)              32,481,719       $      325     $  326,187
                                                  ============================================

                                                    UNREALIZED
                                                      GAINS                       RETAINED
                                                     (LOSSES)      CUMULATIVE     EARNINGS
                                                  ON SHORT-TERM   TRANSLATION   (ACCUMULATED
                                                   INVESTMENTS     ADJUSTMENT     DEFICIT)       TOTAL
BALANCE, DECEMBER 31, 1994                          $   (462)      $ (3,111)    $     243      $ 206,943

 Shares issued to employees and directors                  --             --           --          1,860
 Shares issued in private offering                         --             --           --         32,386
 Conversion of convertible debentures                      --             --           --          2,916
 Adjustment to recast year end of pooled company           --             --       (1,047)        (1,047)
 Transactions of pooled company                            --             --           --            413
 Translation adjustment                                    --          (245)           --           (245)
 Net loss                                                  --             --       (5,590)        (5,590)
 Unrealized gains on short-term investments               530             --           --            530
                                                  --------------------------------------------------------
BALANCE, DECEMBER 31, 1995 (Restated)                      68        (3,356)       (6,394)       238,166
 Shares issued to employees and directors                  --             --           --          2,166
 Shares issued in private offering                         --             --           --         20,263
 Conversion of convertible debentures                      --             --           --         53,637
 Translation adjustment                                    --          (325)           --           (325)
 Net Income                                                --             --        9,942          9,942
 Unrealized losses on short-term investments              (54)            --           --            (54)
                                                  --------------------------------------------------------
BALANCE, DECEMBER 31, 1996 (Restated)                      14        (3,681)        3,548        323,795
 Shares issued to employees and directors, net             --             --           --          2,598
 Translation adjustment                                    --        (1,262)           --         (1,262)
 Net Income                                                --             --      (11,405)       (11,405)
 Unrealized gains on short-term investments               258             --           --            258
                                                  --------------------------------------------------------
BALANCE, DECEMBER 31, 1997 (Restated)                $    272      $ (4,943)     $ (7,857)     $ 313,984
                                                  ========================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                         1997            1996             1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      (restated)      (restated)      (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                      $(11,405)        $ 9,942        $ (5,590)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization expense                                                24,553          25,096          22,229
    Equity in losses of affiliates                                                       25,094           7,008             644
    Non-controlling interests in losses of consolidated subsidiaries                     (2,638)         (1,473)           (427)
    (Gain) loss on issuance of subsidiary stock and sale of fixed assets
        and investments, net                                                            (21,810)            226          (2,196)
    Cumulative effect of accounting change                                                   --             --            2,377
    Deferred Income taxes                                                                11,650             --               --
  CHANGES IN ASSETS AND LIABILITIES:
    (Increase) decrease in receivables, net                                             (16,863)        (27,712)           (739)
    (Increase) decrease in inventories, net                                             (26,602)         10,261         (12,082)
    (Increase) decrease in other assets                                                  (7,903)          2,085          (8,763)
    Decrease in  accounts payable and accrued expenses                                  (17,144)         (9,318)         (4,687)
    Increase in deferred revenue                                                         35,338           1,360           7,558
    Increase (decrease) in other liabilities                                            (13,151)         (2,954)            942
                                                                                     -------------------------------------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (20,881)          14,521           (734)
                                                                                     -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (37,200)        (39,844)        (17,265)
    Proceeds from sales of assets, net                                                   34,682           9,518             293
    Payments for business combinations, net of cash acquired                            (66,558)             --              --
    Purchases of available-for-sale investment securities                               (25,328)         (5,623)        (61,685)
    Sales of available-for-sale investment securities                                    22,209          11,041          49,168
    Maturities of available-for-sale investment securities                                6,631           8,220           8,100
    Investments in and advances to affiliates                                           (75,564)        (23,458)        (20,201)
                                                                                     -------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                          (141,128)        (40,146)        (41,590)
                                                                                     -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net short-term borrowings (repayments)                                               (3,700)         26,200         (17,483)
    Principal payments on long-term obligations                                         (20,237)         (7,502)         (5,749)
    Net proceeds from issuance of long-term obligations                                 163,078              --          20,000
    Fees associated with conversion of debentures                                            --          (2,571)             --
    Net proceeds from issuances of common stock                                           2,598          22,429          34,246
    Adjustment to recast pooled company's year end                                           --              --          (1,047)
                                                                                     -------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                       141,739          38,556          29,967
                                                                                     -------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                             (1,262)           (325)           (245)
                                                                                     -------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (21,532)         12,606         (12,602)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           27,923          15,317          27,919
                                                                                     -------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 6,391         $27,923        $ 15,317
                                                                                     ===========================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, is an international space and information systems company that designs, manufactures, operates and markets a broad range of affordable products and services that are grouped into three sectors: Space and Ground Infrastructure Systems, Satellite Access Products and Satellite Services. Space and Ground Infrastructure Systems include launch vehicles, satellites, electronics and sensors, and satellite ground systems; Satellite Access Products include satellite-based navigation and communications products and transportation management systems; and Satellite Services include satellite-based two-way mobile data communications services and satellite-based imagery services. Disaggregated financial information is presented in note 2.

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

PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

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

FOREIGN CURRENCY

      Orbital's operating entities are in a number of countries and deal in a number of foreign currencies. The financial results of foreign operations are translated to U.S. dollars using year end exchange rates for assets and liabilities and using weighted average exchange rates for revenues, expenses, gains and losses.

      Translation gains and losses relating to foreign operations that are self-contained and integrated within a particular country or economic environment, and therefore are not dependent on the U.S. dollar, are recognized as a separate component of stockholders' equity until there is a realized reduction in Orbital's net investment in the foreign operation. Translation losses in 1997, 1996 and 1995 were approximately $1,262,000, $325,000 and
$245,000, respectively. Translation gains and losses relating to foreign operations that are a direct and integral component or extension of Orbital's domestic operations, and therefore are dependent on the U.S. dollar, are reported currently as a component of net income.

      Orbital enters into forward exchange contracts to hedge against foreign currency fluctuations on certain receivables and payables (see note 6). Gains and losses on contracts to hedge specific foreign currency commitments are deferred and accounted for as part of the underlying transaction.

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

      In 1995, the company adopted the provisions of Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). The cumulative effect on 1995 earnings of adopting SFAS 121 was approximately $2,377,000, net of tax benefit. Orbital's policy is to review its long-lived assets, including excess of purchase price over net assets acquired, investments in affiliates, and specialized equipment used to support specific space-related products, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company recognizes an impairment loss when the sum of expected future cash flows is less than the carrying amount of the asset. Given the inherent technical and commercial risks within the space industry, it is possible that the company's current estimate that it will recover the carrying amount of its long-lived assets from future operations may change.

INCOME TAXES

      The company recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

STOCK-BASED COMPENSATION

      Prior to January 1, 1996, the company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Pursuant to APB 25, compensation expense is recorded only to the extent that the current market price of the underlying stock exceeded the exercise price on the date of grant. On January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure in accordance with the provisions of SFAS 123 (see note 13).

EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires companies to present basic earnings per share and diluted earnings per share, instead of the primary and fully diluted earnings per share that had previously been required. The company adopted SFAS 128 in the fourth quarter of 1997 and, accordingly, has restated previously reported quarterly data for 1997 (see note 14). The impact to prior years' amounts was immaterial. Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income (loss) per common share assuming dilution is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's convertible notes, after giving effect to all net income adjustments that would result from the assumed conversion.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      Orbital considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments in securities that do not meet the definition of cash equivalents are classified as short-term investments. Since Orbital does not intend to hold its investments in debt and equity securities until maturity and does not actively trade the securities to maximize trading gains, Orbital classifies these securities as "available-for-sale" and, accordingly, reports such securities at fair value plus accrued interest. Any temporary excess (deficiency) of market value over (under) the underlying cost of the short-term investment is excluded from current period earnings and is reported as unrealized gains (losses) as a separate component of stockholders' equity. In addition, at December 31, 1997 and 1996, the company had approximately $6,162,000 and $11,604,000, respectively, of cash restricted to support outstanding letters of credit.

INVENTORIES

      Inventories consist of components and raw materials inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out ("FIFO") or specific identification basis. Inventories, net of allowances for obsolescence of $10,900,000 and $5,100,000 in 1997 and 1996, respectively, consisted of the following:

                                                   December 31,
(In thousands)                                 1997            1996
----------------------------------------------------------------------
                                            (RESTATED)
Components and raw materials              $   22,327        $   19,090
Work-in-process                               26,932             6,962
Finished goods                                 9,980             1,107
                                            ---------------------------
       Total                                $ 59,239          $ 27,159
=======================================================================

      Components and raw materials are purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the percentage-of-completion method of accounting applied on a units of delivery basis, and (ii) partially assembled commercial products, and generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs). Work-in-process inventory has been reduced by contractual progress payments received of $5,899,000 and $26,696,000 at December 31, 1997 and 1996, respectively. Finished goods inventory consists of fully assembled commercial products awaiting shipment.

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

      Pursuant to the requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 86, "Software Development Costs", the company capitalizes certain costs of developing product software once technological feasibility has been established. Capitalized costs generally include direct software coding costs and certain allocated indirect costs, and exclude general and administrative and research and development costs.

INVESTMENTS IN AFFILIATES

      The company uses the equity method of accounting for its investments in and equity in earnings (losses) of affiliates in which the company has the ability to significantly influence, but not control, the affiliates' operations. In accordance with the equity method of accounting, the company's carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its proportionate share of the affiliate's income and is reduced to reflect its proportionate share of the affiliate's losses based on the company's common stock or partnership interest, including all preferred dividends to other investors in such entities. Orbital's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, the affiliate. Any excess of the amount of Orbital's investment over the amount of the underlying equity in each affiliate's net assets is amortized in a manner similar to goodwill. The company capitalizes interest costs on equity method investments when such affiliate has significant assets under construction and has not yet commenced principal operations. During 1997, 1996 and 1995, the company capitalized interest on investments in and advances to affiliates of $6,828,000, $6,890,000, and $5,414,000, respectively. The company uses the cost method of accounting for investments in affiliates in which it has no significant influence.

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

ISSUANCES OF SUBSIDIARY EQUITY

      The company, at times, may divest a portion or all its ownership in its subsidiaries through the sale of such stock or through the issuance of additional subsidiary stock. The company recognizes the difference between the carrying amount of its interest in the subsidiary stock sold and the fair market value of the stock as a gain or loss when the company believes the realization of the gain or loss is assured. The company recognized a gain on issuance of subsidiary equity of $21,810,000 in 1997 related to the issuance of additional equity by the company's subsidiary, Magellan Corporation ("Magellan") in connection with its acquisition of Ashtech Inc. ("Ashtech").

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

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and presenting comprehensive income and its components in the consolidated financial statements. The new disclosure requirements with respect to comprehensive income will impact the manner of presentation of the company's annual and interim consolidated financial statements. Upon adoption, the company will be required to reclassify previously reported annual and interim consolidated financial statements. SFAS 131 establishes new procedures and requirements for the (i) determination of business segments, (ii) presentation and disclosure of segment information and (iii) disclosure of selected segment information within interim consolidated financial statements. The company has assessed the impact of adopting SFAS 131 and believes that it will not be required to change the composition of its segments, although it will be required to report segment information within its interim consolidated financial statements. In accordance with the provisions of SFAS 130 and SFAS 131, the company will adopt these standards in 1998.

1A.  RESTATEMENT MATTERS

      Management has determined to restate its previously issued consolidated financial statements as of and for the years ended December 31, 1997, 1996 and 1995 with respect to its accounting treatment for the matters described below. The following table summarizes the various adjustments by financial statement line item for 1997, 1996 and 1995. The impact of these and other matters on the unaudited interim financial results for 1997 and 1996 is summarized in Note 14.

                                                                           Consolidated Statements of Operations
                                                                           (In thousands, except per share data)
                                                                              For The Year Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                                                            1997
                                                  -------------------------------------------------------------------------------
                                                         As
                                                     Previously
                                                      Reported                  Adjustments                        Restated
                                                      --------                  -----------                        --------
Revenues                                              $  605,975                $  (59,967)    (b)(f)              $  546,008
Costs of goods sold                                      456,772                   (43,411)    (b)(f)                 413,361
Research and development expenses                         26,355                     6,785     (f)                     33,140
Selling, general and administrative expenses              89,502                    (1,354)    (b)                     88,148
Net investment income (expense)                            1,475                    (2,465)    (c)                       (990)
Equity in earnings (losses) of affiliates                (26,034)                      940     (a)(b)(d)(e)           (25,094)
Provision for income taxes                                 2,035                    10,898     (b)                     12,933
Net income (loss)                                         23,005                                                      (11,405)
Net income (loss) per common share,
  basic and assuming dilution                               0.71                                                        (0.35)


                                                                --------------------------------------------------------------------
                                                                                                  1996
                                                                --------------------------------------------------------------------

                                                                       As
                                                                   Previously
                                                                    Reported          Adjustments                          Restated
                                                                    --------          -----------                          --------
Revenues                                                            $  461,435        $  (11,648)    (f)(g)(h)(i)          $449,787
Costs of goods sold                                                    336,261            (3,680)    (f)(h)(i)              332,581
Research and development expenses                                       22,179               889     (f)(h)                  23,068
Selling, general and administrative expenses                            76,019             1,228     (i)                     77,247
Net investment income (expense)                                         (1,123)            1,074     (c)(i)                     (49)
Equity in earnings (losses) of affiliates                               (6,454)             (554)    (e)(i)                  (7,008)
Provision for income taxes                                               1,831            (1,620)    (g)                        211
Extraordinary item - gain on sales of assets, net of tax                    --             1,980     (g)                      1,980
Net income (loss)                                                       15,907                                                9,942
Net income (loss) per common share, basic and assuming dilution           0.55                                                 0.34


                                                                --------------------------------------------------------------------
                                                                                                   1995
                                                                --------------------------------------------------------------------
                                                                       As
                                                                   Previously
                                                                    Reported        Adjustments                          Restated
                                                                    --------        -----------                          --------
                                                                                                                                   p
Revenues                                                           $  364,320       $  (4,480)       (f)(i)              $  359,840
Costs of goods sold                                                   268,016           3,130        (f)(i)                 271,146
Research and development expenses                                      28,512              46        (f)                     28,558
Selling, general and administrative expenses                           63,427             743        (i)                     64,170
Net investment income (expense)                                           639             492        (c)(i)                   1,131
Equity in earnings (losses) of  affiliates                               (759)            115        (i)                       (644)
Provisions (benefit) for income taxes                                  (1,302)         (5,267)       (i)                     (6,569)
Net income (loss)                                                      (4,848)                                               (5,590)
Net income (loss) per common share, basic and assuming dilution         (0.19)                                                (0.21)

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    12/31/97
                                                                       As                                                12/31/97
                                                                   Previously                                               As
                                                                    Reported     Adjustments                             Restated
                                                                 ------------    -----------                             --------
Receivables, net                                                $  180,204        $  26,213   (b)                        $206,417
Property, plant and equipment, net                                 137,498          (12,171)  (c)(f)                      125,327
Investments in affiliates, net                                     159,230          (28,828)  (a)(b)(c)(d)(e)             130,402
Accrued expenses                                                    98,588             (570)  (b)                          98,018
Deferred revenue                                                    46,138           23,329   (e)                          69,467
Retained earnings (accumulated deficit)                             33,260          (41,117)                               (7,857)


                                                                    12/31/96
                                                                       As                                               12/31/96
                                                                   Previously                                              As
                                                                    Reported         Adjustments                        Restated
                                                                 ------------        -----------                        --------
Cash and cash equivalents                                        $  26,859           $1,064                             $  27,923
Receivables, net                                                   144,774           (3,801)  (f)                         140,973
Deferred income taxes and other current assets                       6,475             (523)                                5,952
Property, plant and equipment, net                                 127,862             (974)  (f)(j)                      126,888
Investments in affiliates, net                                      86,524            1,870   (f)                          88,394
Deferred income taxes and other assets                               9,720            7,265                                16,985
Short-term borrowings and current portion of
   long-term obligations                                            38,519              450   (j)                          38,969
Accounts payable                                                    25,789              822                                26,611
Accrued expenses                                                    32,372            7,647                                40,019
Deferred revenue                                                    30,741              439   (e)                          31,180
Long-term obligations, net                                          33,076            2,250   (j)                          35,326
Retained earnings (accumulated deficit)                             10,255           (6,707)                                3,548

Equity Method Accounting Restatement Adjustments

      The company uses the equity method of accounting for its investments in affiliates in which the company has the ability to significantly influence, but not control, such affiliates' operations. Accordingly, Orbital uses the equity method of accounting for its investments in ORBIMAGE and ORBCOMM Global, L.P. ("ORBCOMM") or ("ORBCOMM Global").

(a) As a result of certain participating rights granted to holders of convertible preferred stock of ORBIMAGE, Orbital significantly influences, but does not control, ORBIMAGE even though it owns substantially all of ORBIMAGE's outstanding common stock. The company's prior consolidated financial statements reflected the company's application of the equity method of accounting as it pertained to ORBIMAGE based on Orbital's percentage share of ownership of ORBIMAGE calculated to give effect to the assumed conversion of ORBIMAGE's outstanding convertible preferred stock into ORBIMAGE common stock. As reflected in its restated consolidated financial statements presented herein, the company applies the equity method of accounting as it pertains to ORBIMAGE based on its ownership of outstanding common stock without giving effect to the assumed conversion of ORBIMAGE's outstanding convertible preferred stock. The effect of this revision is to increase equity in losses of affiliates in 1997 by $698,000.

      ORBIMAGE's preferred stockholders are entitled to receive a cumulative dividend, payable either in cash or in additional shares of convertible preferred stock. To date, all dividends have been paid in additional shares of convertible preferred stock. Previously, the company's consolidated financial statements did not reflect additional net losses allocable to Orbital as a result of ORBIMAGE's declaration of such "in-kind" dividends on its convertible preferred stock. As reflected in the restated consolidated financial statements presented herein, Orbital calculates its equity in losses of affiliates taking into account such non-cash dividends at their fair value. The effect of these revisions is to increase equity in losses of affiliates in 1997 by $2,808,000.

(b) Previously, the company's consolidated financial statements reflected the recognition of revenue related to the initial transfer of certain assets to ORBIMAGE in 1997. Additionally, the company did not previously reflect an increase in its deferred tax asset liabilities related to the ORBIMAGE transaction. As reflected in the restated consolidated financial statements presented herein, the company has revised its accounting for these transactions and the tax impact thereto, eliminating its reported revenues related to these sales to ORBIMAGE of $58,539,000 in 1997. Operating income was also reduced in 1997 by $14,469,000. The effect of these adjustments was to increase equity in losses of affiliates by $5,122,000 in 1997. Finally, the company's provision for income taxes was increased as a result of this revision in 1997 by $10,898,000 to reflect deferred tax liabilities related to the investment basis differences.

(c) Previously, the company's consolidated financial statements reflected the company's capitalization of interest expense on various assets, including on its equity investments in ORBIMAGE and ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital has not capitalized interest expense on its investment in ORBIMAGE and has revised the capitalization of interest on certain assets including its equity method investment in ORBCOMM. These revisions include the compounding impact of interest, and the reduction of eligible investment amounts for losses recognized for equity method investors. These revisions had the effect of increasing (decreasing) interest expense in 1997, 1996 and 1995 by $2,465,000, ($952,000), and ($985,000)
      respectively.

(d) Previously, the company's consolidated financial statements did not reflect amortization of the excess of the company's investment in ORBIMAGE over the underlying share of the company's equity in ORBIMAGE. As reflected in the restated consolidated financial statements presented herein, Orbital is amortizing such excess over eight years. This revision had the effect of increasing the company's equity in losses of affiliates by approximately $237,000 in 1997.

(e) Previously, the company's consolidated financial statements did not reflect the amortization of previously deferred profits in connection with its sales of both satellites and ground stations to ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital is amortizing such deferred profits over the estimated lives of both the satellites and the ground stations. This revision had the effect of increasing the company's equity in losses of affiliates by approximately $439,000 in each of 1997 and 1996.

Asset Restatement Adjustments

(f) The company has historically capitalized certain costs associated with certain product enhancements, internally developed software and certain other costs. Previously, the company's consolidated financial statements reflected such costs as capitalized assets. As reflected in the restated consolidated financial statements presented herein, the company has expensed all previously capitalized enhancement costs and certain other non-capitalizable costs. These revisions resulted in an increase (decrease) in research and development expenses, costs of goods sold and revenues for 1997 of $6,785,000, $660,000, and $(1,428,000), respectively; for 1996 of $1,338,000, ($204,000) and ($4,791,000), and
      for 1995 of $46,000, $10,000 and ($1,257,000), respectively.

Other Restatement and Reclassification Adjustments

(g) In October 1996, the company sold substantially all the assets of PSC Communications Group, Inc. resulting in a gain of approximately $3,600,000. The gain which was previously reported in revenue, has been reclassified as an extraordinary gain of $1,980,000, net of taxes of $1,620,000.

(h) The 1996 statement of operations has been reclassified to decrease revenues by $4,464,000 and to decrease cost of goods sold and research and development expenses by $4,014,000 and $450,000, respectively, to reflect changes in certain contingent liabilities.

(i) Certain other reclassification adjustments were made to the 1996 and 1995 statements of operations that resulted in increases (decreases) to revenues, cost of goods sold, selling, general and administrative expenses, net investment income (expense), equity in earnings (losses) of affiliates and provision (benefit) for income taxes for 1996 of $1,207,000 ($538,000), $0, $89,000, $115,000 and $0 and for 1995 of
      ($3,223,000), $3,120,000, $743,000, $493,000, $115,000 and $7,050,000,
      respectively. The tax benefit of $1,783,000 was also netted against the cumulative effect of the accounting change with a corresponding decrease in the benefit for income taxes in 1995.

(j) Property, plant and equipment increased by $2,700,000 and short-term and long-term obligations increased by $450,000 and $2,250,000, respectively, as a result of recording certain capital leases for equipment that had been accounted for as operating leases.

      As reflected in the restated consolidated financial statements, the company has recorded certain other adjustments, the net effect of which is presented in the table. None of these entries is significant individually or in the aggregate.

2. DISAGGREGATED FINANCIAL INFORMATION

INDUSTRY SECTOR INFORMATION

      Orbital's operations are classified into three industry sectors: Space and Ground Infrastructure Systems, Satellite Access Products and Satellite Services. Space and Ground Infrastructure Systems include launch vehicles, including space and suborbital expendable launch vehicles and reusable launch vehicles, satellites and other space systems, electronics and sensors, including space sensors and instruments, avionics and other electronics equipment, and satellite ground systems. Satellite Access Products include recreational, automotive and industrial satellite-based navigation products, satellite communications products and transportation management systems. Satellite Services include satellite-based global data communications services and satellite-based imagery services.

      The table on the following page presents revenues, operating income
(loss), identifiable assets (including goodwill), capital expenditures, depreciation and amortization and impairment losses by industry sector. Operating income (loss) is total revenues less costs of goods sold, research and development expenses, selling, general and administrative expenses, and amortization of goodwill. Identifiable assets are those assets used in the operations of each industry sector. There were no significant inter-sector sales or transfers.

Years Ended December 31,
(In thousands)                                    1997             1996             1995
------------------------------------------------------------------------------------------
                                              (restated)       (restated)       (restated)
SPACE AND GROUND
  INFRASTRUCTURE SYSTEMS
  Revenues                                     $474,452         $377,166         $296,109
  Operating income (loss)                        25,966           16,291           (5,816)
  Identifiable assets                           510,638          369,672          363,749
  Capital expenditures                           35,011           23,829           15,091
  Depreciation and amortization                  22,190           21,954           21,150
  Impairment losses, net of taxes                    --               --            2,377
SATELLITE ACCESS PRODUCTS
  Revenues                                       71,384           71,188           52,531
  Operating income (loss)                       (11,754)           4,902            3,291
  Non-controlling interest in losses
     of consolidated subsidiaries                 8,151               --               --
  Gain on sale of subsidiary equity              21,810               --               --
  Identifiable assets                           143,800           32,376           27,431
  Capital expenditures                            1,692            3,402            1,204
  Depreciation and amortization                   1,962              944              532
SATELLITE SERVICES
  Revenues                                          172            1,433           11,200
  Operating loss                                 (6,705)          (7,436)          (4,730)
  Equity in earnings (losses) of affiliates     (25,094)          (7,008)            (644)
  Non-controlling interest in (earnings)
     losses of consolidated subsidiaries         (5,513)           1,473              427
  Identifiable assets                           123,447          107,565           81,720
  Capital expenditures                              497           12,613              970
  Depreciation and amortization                     401            2,198              547
CONSOLIDATED
  Revenues                                      546,008          449,787          359,840
  Operating income (loss)                         7,507           13,757           (7,255)
  Equity in earnings (losses) of affiliates     (25,094)          (7,008)            (644)
  Non-controlling interest in losses of
    consolidated subsidiaries                     2,638            1,473              427
  Gain on issuance of subsidiary stock           21,810               --               --
  Identifiable assets                           777,885          509,613          472,900
  Capital expenditures                           37,200           39,844           17,265
  Depreciation and amortization                  24,553           25,096           22,229
  Impairment losses, net of taxes                    --               --            2,377
==========================================================================================

DOMESTIC AND NON-U.S. OPERATIONS

      The following table presents Orbital's revenues, operating income (loss) and identifiable assets by major location:

                                                         Years Ended December 31,
(In thousands)                                     1997            1996             1995
-------------------------------------------------------------------------------------------
                                               (restated)       (restated)        (restated)
REVENUES
     United States                             $465,177         $380,482         $ 286,434
     Canada and Mexico                           75,584           65,350            68,997
     United Kingdom and other                     5,247            3,955             4,409
                                              ---------------------------------------------
     Total                                     $546,008         $449,787         $ 359,840
                                              =============================================
OPERATING INCOME (LOSS)
    United States                              $  5,972         $ 11,098         $ (10,476)
    Canada and Mexico                             1,465            2,416             3,628
    United Kingdom and other                         70              243              (407)
                                              ---------------------------------------------
    Total                                      $  7,507         $ 13,757         $  (7,255)
                                              =============================================
IDENTIFIABLE ASSETS
    United States                              $727,509         $459,237         $ 426,313
    Canada and Mexico                            46,984           46,984            44,048
    United Kingdom and other                      3,392            3,392             2,539
                                              ---------------------------------------------
    Total                                      $777,885         $509,613         $ 472,900
===========================================================================================

EXPORT SALES AND MAJOR CUSTOMERS

      Orbital's sales to geographic areas were as follows:

                                                          Years Ended December 31,
(In thousands)                                    1997             1996             1995
------------------------------------------------------------------------------------------
                                              (restated)       (restated)       (restated)
United States                                  $387,074         $337,917         $271,227
Canada                                           39,274           46,742           45,558
Southeast Asia                                   35,688               --               --
Far East                                         32,875           17,517           15,242
Europe                                           26,771           33,752           23,594
Middle East and other                            24,326           13,859            4,219
                                             ---------------------------------------------
     Total                                     $546,008         $449,787         $359,840
==========================================================================================

      Approximately 42%, 45% and 40% of the company's revenues in 1997, 1996 and 1995, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government's prime contractors.

3. INVESTMENTS IN AFFILIATES

ORBIMAGE

      On May 8, 1997, the company's then-subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), completed a private placement of 300,100 shares of 12% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), raising gross proceeds of $30,010,000. Also on that date, Orbital purchased ORBIMAGE common stock. On July 3, 1997, ORBIMAGE sold an additional 72,605 shares of Preferred Stock, raising an additional $7,260,500. Each share of Preferred Stock entitles its holder to receive annual cumulative dividends of 12% per annum, payable in cash or additional shares of Preferred Stock, at the discretion of ORBIMAGE's Board of Directors. Pursuant to the terms of this transaction, at December 31, 1997, Orbital owned approximately 75% of the total voting interest in ORBIMAGE, after giving effect to the conversion of ORBIMAGE's convertible preferred stock. Orbital no longer controls ORBIMAGE's financial and operational affairs as a result of certain rights provided to ORBIMAGE's preferred stockholders. Consequently, the company no longer consolidates ORBIMAGE's financial results, but rather uses the equity method of accounting for its investment in, and earnings or losses attributable to, ORBIMAGE. At December 31, 1997, the company's total investment in and advances to ORBIMAGE was $55,137,000.

      Pursuant to a fixed-price contract, Orbital is the primary supplier to ORBIMAGE of imaging satellites, launch services and ground systems. During the year ended December 31, 1997, Orbital recorded sales of approximately $30,079,000 to ORBIMAGE pursuant to this contract. Additionally, Orbital provides certain administrative services to ORBIMAGE on a cost-reimbursable basis. During 1997, Orbital was reimbursed approximately $1,444,000 for such administrative services. At December 31, 1997, the company had receivables due from ORBIMAGE of approximately $3,548,000.

      At December 31, 1997, ORBIMAGE had approximately $137,749,000 of total assets, $52,389,000 of total liabilities and $49,005,000 of total stockholders' equity. ORBIMAGE recorded approximately $2,062,000 in revenues and $6,890,000 in net losses available to common stockholders for the year ended December 31, 1997.

ORBCOMM

      In 1993, the company's majority owned subsidiary, Orbital Communications Corporation ("OCC"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), an affiliate of Teleglobe Inc., formed a partnership, ORBCOMM Global, for the design, development, construction, integration, testing and operation of a low-Earth orbit satellite communications system (the "ORBCOMM System"). OCC and Teleglobe Mobile are each 50% general partners in ORBCOMM, and have contributed to ORBCOMM $75,275,000 and $84,525,000, respectively, through December 31, 1997. At December 31, 1997, OCC and Teleglobe Mobile each had a remaining commitment to fund $15,000,000 to ORBCOMM. Additionally, OCC is a 2% general partner in ORBCOMM USA, L.P. ("ORBCOMM USA") and Teleglobe Mobile is a 2% general partner in ORBCOMM International Partners, L.P. ("ORBCOMM

International"), two partnerships formed to market the ORBCOMM System. ORBCOMM is a 98% general partner in each of the two marketing partnerships.

      Pursuant to the terms of the partnership agreements, (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM, (ii) OCC controls the operational and financial affairs of ORBCOMM USA and (iii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since OCC is unable to control, but is able to exercise significant influence over ORBCOMM's and ORBCOMM International's operating and financial affairs, the company accounts for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting. Since OCC is able to control the operational and financial affairs of ORBCOMM USA, the company consolidates ORBCOMM USA's results of operations.

      Orbital is the primary supplier of the communications satellites, launch vehicles and certain ground systems to ORBCOMM pursuant to a fixed-price contract. During 1997, 1996 and 1995, Orbital recorded sales to ORBCOMM pursuant to this contract of approximately $57,988,000, $47,215,000 and $49,187,000, respectively. At December 31, 1997 and 1996, Orbital had approximately $16,646,000 and $3,400,000, respectively, in receivables from ORBCOMM. Additionally, since 1995 Orbital has provided certain administrative services to ORBCOMM on a cost-reimbursable basis. During 1997, 1996 and 1995, Orbital was reimbursed approximately $2,298,000, $1,295,000 and $297,000, respectively, for such services.

      At December 31, 1997 and 1996, ORBCOMM had $316,969,000 and $329,509,000
of total assets, $210,551,000 and $191,568,000 of total liabilities and $106,418,000 and $137,941,000 of total partners' capital, respectively. ORBCOMM recorded approximately $527,000, $420,000 and $900,000 in revenues and($31,436,000), ($19,480,000) and $55,000 in net income (losses) for the years ended December 31, 1997, 1996 and 1995, respectively.

OTHER INVESTMENTS

      The company owns equity interests in several emerging space-related companies. The cost basis of these investments was approximately $7,275,000 and $2,910,000, respectively, at December 31, 1997 and 1996. The company provides a valuation allowance against investments in affiliates when it is determined that recovery of all or part of the investment is not probable. At December 31, 1997 and 1996, approximately $4,886,000 and $1,100,000, respectively, of allowance had been recorded against certain of these investments. Approximately $2,000,000 of gain on the sale of an investment was realized in 1995 when Orbital sold one such investment. The gain was reported in net investment income in the 1995 consolidated statement of earnings. No such gains from sales of investments were realized in 1997 or 1996.

4. BUSINESS COMBINATIONS

PURCHASE TRANSACTIONS

      ASHTECH INC. MERGER. On December 31, 1997, Orbital merged its subsidiary, Magellan Corporation, with Ashtech Inc. ("Ashtech") (the combined company is hereinafter referred to as "Magellan"). To effect the merger, Orbital paid former Ashtech security holders approximately $80,000,000, consisting of $25,000,000 in cash and approximately 23,954,000 shares of Magellan common stock. Orbital now owns a controlling interest of approximately 66% of Magellan. Orbital recognized a gain of $21,810,000 on the issuance of Magellan common stock. The merger was accounted for using the purchase method of accounting. Accordingly, approximately $73,002,000 in excess of purchase price over the fair value of net assets acquired was recorded and is being amortized on a straight-line basis over 20 years.

      CTA INCORPORATED ACQUISITION. On August 15, 1997, Orbital acquired substantially all the assets, including all the stock of certain subsidiaries, and certain liabilities relating to the satellite manufacturing and communications services businesses of CTA Incorporated ("CTA"). The financial results of the acquired businesses have been included in the company's consolidated results since August 15, 1997. As consideration, Orbital repaid $27,000,000 of outstanding debt related to the acquired businesses and paid approximately $13,000,000 in cash, which may be reduced subject to certain post-closing adjustments. The company accounted for the acquisition using the purchase method of accounting. The purchase price exceeded the preliminary estimates of fair value of the net assets acquired by approximately $65,724,000 which is being amortized on a straight-line basis over 30 years. During the five years following the closing, CTA will also be entitled to receive (i) royalties from $500,000 to $3,000,000 for sales by the company of certain geostationary satellites in excess of certain threshold sales, and (ii) 3% of cumulative revenues in excess of $50,000,000 earned during such period from the acquired transportation management business of CTA.

      ROCKWELL INTERNATIONAL CORPORATION ACQUISITION. In July 1997, Orbital formed Magellan DIS Inc. ("DIS") to acquire from Rockwell International Corporation ("Rockwell") the assets and certain liabilities associated with Rockwell's automotive navigation product line. Orbital paid approximately $3,550,000 in cash and issued Rockwell a $4,350,000 unsecured note, which bears interest at 6% and is repayable semi-annually over three years. The stock of DIS was subsequently transferred to Magellan. The company accounted for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net assets acquired by approximately $2,262,000, which is being amortized on a straight-line basis over 10 years.

      The following unaudited supplemental financial information presents the consolidated results of operations, on a pro forma basis, as though the Ashtech, CTA and Rockwell acquisitions were consummated on January 1, 1996:

                                                                 December 31,
(In thousands, except share data)                           1997             1996
-------------------------------------------------------------------------------------
                                                          (restated)       (restated)
Revenues                                                  $ 640,478         $ 548,664
Net income (loss)                                           (13,327)           16,224
Net income (loss) per common share                            (0.41)             0.55
Net income (loss) per common share, assuming dilution         (0.41)             0.51
=====================================================================================

      The allocation of purchase price to net assets acquired on the 1997 acquisitions may be adjusted in 1998 if additional information becomes known about certain business assumptions used to estimate the fair value of such net assets.

      In October 1996, the company's wholly-owned subsidiary, MacDonald, Dettwiler and Associates Ltd. ("MDA"), sold substantially all the assets of The PSC Communications Group Inc. for approximately $13,000,000, resulting in a gain of approximately $3,600,000. The gain on the sale of $1,980,000, net of tax, has been recorded as an extraordinary item since the assets were acquired through the acquisition of MDA in 1995, which was accounted for as a pooling of interests.

POOLING OF INTERESTS TRANSACTION

      MACDONALD, DETTWILER AND ASSOCIATES LTD. On November 17, 1995, the company acquired all the outstanding common shares of MDA from its former shareholders in a merger designed to be tax free to MDA's Canadian shareholders (the "MDA Acquisition").

      Pursuant to the terms of the MDA Acquisition, a newly established, wholly owned Canadian subsidiary of Orbital ("Acquisition Subsidiary") issued 4,087,126 exchangeable shares (the "Exchangeable Shares") in exchange for all the issued and outstanding MDA common shares. The company also granted 328,399 options to acquire Orbital common stock to MDA employees who, at the date of the acquisition, held options to acquire MDA common shares. The Exchangeable Shares were exchangeable into Orbital common stock at the option of the holders. As part of the MDA Acquisition, Acquisition Subsidiary also issued 10,000 shares of Class B Preferred Stock to a financial advisor in satisfaction of a portion of the fees owed to that advisor; these shares were fully redeemed during 1997. Additionally, Orbital issued one share of Series A Special Voting Preferred Stock to a voting trust to act as a voting trustee on behalf of the holders of the Exchangeable Shares. Orbital accelerated the redemption of all outstanding Exchangeable Shares in December 1997.

      The MDA Acquisition was accounted for using the pooling of interests method of accounting and, accordingly, Orbital's historical consolidated financial statements were restated to include MDA's financial position, results of operations and cash flows. Merger expenses relating to the MDA Acquisition of approximately $3,400,000 were charged to earnings and were included in acquisition expenses during 1995.

      Prior to the acquisition, MDA's financial results were prepared on a March 31 fiscal year basis. Orbital's restated financial statements for 1994 include MDA's historical financial results for its fiscal year ended March 31, 1995. Orbital's consolidated financial statements for the year ended December 31, 1995 included MDA's financial results for the twelve-month period ended December 31, 1995. The effect of recasting MDA's year end for 1995 was charged to Orbital's retained earnings as of January 1, 1995. The charge to retained earnings eliminated the effect of including MDA's results of operations for the three-month period ended March 31, 1995 of $1,047,000 in Orbital's 1995 and 1994 consolidated results of operations. MDA's revenues for the same three-month period were approximately $20,634,000.

5. SHORT-TERM INVESTMENTS

      The following table sets forth the aggregate amortized cost, aggregate fair value and gross unrealized gains and losses for Orbital's short-term investments in debt securities:

                                                           December 31,

(In thousands)                                        1997             1996
-----------------------------------------------------------------------------
Amortized cost                                      $ 2,301          $ 5,813
Fair value                                            2,573            5,827
                                                   --------------------------
Unrealized gains                                    $   272          $    14
=============================================================================

      Orbital recognized net losses of approximately $261,000 on sales of short-term investments in 1995 and had no such losses in 1997 or 1996. All debt securities held at December 31, 1997 are scheduled to mature in 1998.

6. RECEIVABLES AND ACCRUED EXPENSES

      The components of receivables were as follows:

                                                           December 31,
(In thousands)                                        1997             1996
------------------------------------------------------------------------------
                                                    (restated)      (restated)
Billed and billable                                 $ 118,612         $ 73,505
Recoverable costs and accrued profit not billed        99,750           59,069
Retainages due upon contract completion                 6,132            9,767
Allowance for doubtful accounts                       (18,077)          (1,368)
                                                  ----------------------------
    Total                                           $ 206,417         $140,973
==============================================================================

      Approximately 75% of recoverable costs and accrued profit not billed and retainages due upon contract completion at December 31, 1997 is due within one year and will be billed on the basis of contract terms and delivery schedules.

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

      At December 31, 1997 and 1996, $43,294,000 and $33,690,000, respectively, were receivable from non-U.S. customers. The company enters into forward exchange contracts in an effort to hedge against foreign currency fluctuations on certain receivables and payables denominated in foreign currencies. Accordingly, Orbital is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. The following table summarizes, at December 31, 1997, outstanding foreign exchange contracts to sell (purchase) foreign currencies, along with current market values:

(U.S. Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------
       Foreign                Currency
   Currency Hedged         Hedged Against         Contract Amount        Current Market Value    Unrealized Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------
Belgian Francs                  CD                   $     569                 $    556                 $      13
ECU                             CD                       1,477                    1,492                       (15)
ECU                             PS                       1,392                    1,271                       121
French Francs                   CD                         (31)                     (28)                       (3)
Pounds Sterling                 CD                       3,914                    3,996                       (82)
Malaysian Riggits               CD                       3,781                    2,663                     1,118
Norwegian Kroner                CD                       1,274                    1,253                        21
U.S. Dollars                    CD                      36,090                   37,377                    (1,287)
U.S. Dollars                    PS                         529                      528                         1
-----------------------------------------------------------------------------------------------------------------------
CD = Canadian Dollars           PS = Pounds Sterling

      Accrued expenses consisted of the following:

                                                         December 31,
(In thousands)                                    1997                 1996
-----------------------------------------------------------------------------
                                               (restated)           (restated)
Payroll, payroll taxes and fringe benefits     $  28,291            $  20,422
Payable to subcontractors                         15,534                8,660
Accrued contract costs                            38,866                2,027
Other accrued expenses                            15,327                8,910
                                               ------------------------------
  Total                                        $  98,018             $ 40,019
=============================================================================

      Approximately $16,332,000 of accrued contract costs at December 31, 1997 related to certain contingent liabilities associated with contracts acquired from CTA.

7. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following:

                                                              December 31,
(In thousands)                                          1997          1996
-------------------------------------------------------------------------------
                                                     (restated)       (restated)
Land                                                 $     852      $     1,422
Buildings and leasehold improvements                    22,112           21,239
Machinery and equipment                                138,499          116,209
Equipment and satellite systems under construction      27,367           47,221
Software and technical drawings                         15,750           10,331
Accumulated depreciation and amortization              (79,253)         (69,534)
                                                    ---------------------------
  Total                                              $ 125,327      $   126,888
===============================================================================

      Interest expense of approximately $7,257,000, $8,156,000 and $6,685,000 was capitalized during 1997, 1996 and 1995, respectively, as part of the historical cost of equipment under construction and investments in affiliates.

8. SHORT-TERM BORROWINGS

      The company has a $25,000,000 unsecured demand line of credit with an international bank. The line is repayable upon demand and bears interest at the prime rate or LIBOR. At December 31, 1997, the interest rate on outstanding borrowings under this line of credit was approximately 6.8%. At December 31, 1997 and 1996, approximately $3,500,000 and $17,500,000, respectively, of borrowings were outstanding against this line of credit.

      The company or its subsidiaries maintain other unsecured general short-term credit facilities. At December 31, 1997, approximately $6,567,000 was outstanding on these facilities at an average borrowing rate of 8%. There were no outstanding borrowings on these facilities at December 31, 1996.

      The company's primary $100,000,000 credit facility was amended and restated during 1997. At December 31, 1997, the amended facility included a line of credit and a term loan, both maturing in 2001. All of the outstanding borrowings under this facility have been classified as long-term obligations (see note 9) due to the three-year term of the underlying debt instruments. The company terminated a $10,000,000 line of credit with a domestic bank during 1997. At December 31, 1996, $5,700,000 was outstanding under this facility.

9. LONG-TERM OBLIGATIONS

      The following sets forth the company's long-term obligations, excluding capital lease obligations (see note 10):

                                                                                                     December 31,
(In thousands)                                                                                  1997              1996
-----------------------------------------------------------------------------------------------------------------------
7% note, principal and interest due monthly through 1998                                   $     631           $  1,275
7.74-9.35% notes, principal and interest due monthly 1998-1999                                 7,421             12,554
8.95% bank note, principal and interest due monthly through 1999                                  --              2,284
7.19% - 8.64% notes, principal and interest due monthly through 2002                          24,562                 --
8.41% note, principal and interest due monthly through 2005                                    9,407                 --
6% note, principal and interest due semi-annually through 2000                                 4,350                 --
5% bank notes, principal and interest due monthly through 2003                                 1,964              1,631
7.89% bank notes, interest and principal due quarterly through 2001                           47,750              8,000
12% note, interest due semi-annually, principal due 1999-2001                                 20,000             20,000
5% convertible subordinated notes, interest due semi-annually, principal due 2002            100,000                 --
                                                                                          -----------------------------
                                                                                             216,085             45,744
    Less current portion                                                                     (18,189)           (14,115)
                                                                                          -----------------------------
    Total                                                                                  $ 197,896           $ 31,629
=======================================================================================================================

      The 7% note is secured by certain equipment located at the company's Pomona, California facility. The 7.74-9.35% notes are secured by certain equipment located at the company's Germantown, Maryland facility. The 8.95% bank note was secured by the company's satellite integration and test facility located in Dulles, Virginia; the company repaid this note in full in February 1997. The 7.19% - 8.64% notes are secured by certain office, computer and test equipment located at the company's Germantown, Maryland, Chandler, Arizona and Dulles, Virginia facilities. The 8.41% note is secured by the company's L-1011 aircraft. In conjunction with its acquisition of Rockwell's automotive navigation product line, on July 31, 1997 Orbital issued Rockwell a $4,350,000 unsecured note, which bears interest at 6% and is repayable semi-annually over three years.

      The company has two secured bank borrowing agreements, totaling approximately $71,000,000, of which $54,000,000 was available and $1,964,000 was outstanding at December 31, 1997. The secured bank notes, pursuant to an intercreditor agreement between two international banks, provide for borrowings at a variable rate, 5% at December 31, 1997, and are collateralized by MDA's accounts receivable, inventory and certain other assets. The agreements contain certain covenants with respect to MDA's leverage ratio and tangible net worth.

      During 1997, Orbital amended and restated its existing revolving credit facility to provide for total borrowings from an international syndicate of six banks of up to $100,000,000. The facility included a $35,000,000 term loan, and a $65,000,000 revolving line of credit; $10,000,000 of the term loan was repaid in 1997. The interest rate charged under the facility is a variable rate based on the prime rate or LIBOR. The weighted average interest rate on borrowings outstanding under this facility at December

31, 1997 was 7.89%. Outstanding borrowings are collateralized by the company's accounts receivable. The facility prohibits the payment of cash dividends and contains certain covenants with respect to the company's working capital levels, fixed charge ratio, leverage ratio and net worth, and expires in August 2001.

      Orbital amended its 12% unsecured note during the first quarter of 1997 to facilitate compliance with certain financial covenants as well as to permit the completion of the ORBIMAGE equity financing (see note 3). In connection with this amendment, the interest rate on the note increased from 11.5% to 12% effective March 31, 1997. The unsecured note contains certain covenants with respect to fixed charge ratio, leverage ratio and tangible net worth, and includes certain cross-default provisions.

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

      The fair value of Orbital's long-term obligations at December 31, 1997 and 1996 is estimated at approximately $178,455,000 and $38,521,000, respectively. Fair value estimates are based on quoted market prices or on current rates offered for debt of similar remaining maturities. The 1997 fair value amount is less than the carrying value primarily as a result of the current market premium on the convertible notes. Scheduled maturities of long-term debt for each of the years in the five-year period ending December 31, 2002 and thereafter are $18,189,000, $26,137,000, $24,550,000, $38,153,000,
$105,138,000 and $3,918,000, respectively.

10. LEASE COMMITMENTS

      Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) at December 31, 1997 were as follows (restated):

(In thousands)                                   Operating          Capital
-----------------------------------------------------------------------------
1998                                             $ 13,479           $  1,604
1999                                               12,033              1,418
2000                                               10,931                874
2001                                                8,706                 72
2002                                                7,145                 --
2003 and thereafter                                22,634                 --
                                                 ----------------------------
                                                 $ 74,928              3,968
                                                 =========
Less: Interest at 10%                                                   (159)
Less: Current portion                                                 (1,511)
                                                                  -----------
    Total                                                           $  2,298
                                                                  ===========

      Rent expense for 1997, 1996 and 1995 was approximately $10,870,000, $12,300,000 and $11,215,000, respectively.

11. INCOME TAXES

      The provisions (benefits) for income taxes consisted of the following:

                                                Years Ended December 31,
(In thousands)                            1997            1996        1995
-----------------------------------------------------------------------------
                                       (restated)      (restated)  (restated)
CURRENT PROVISION:
    U.S. Federal                       $     --       $     --       $    33
    Foreign                               1,283            211         1,180
    State                                    --             --            --
DEFERRED PROVISION:
    U.S. Federal                         10,898             --        (5,623)
    Foreign                                 752             --        (2,159)
    State                                    --             --            --
                                       --------------------------------------
      Total                            $ 12,933       $    211      $ (6,569)
=============================================================================

      The income tax provisions (benefits) were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                                 Years Ended December 31,
                                           1997         1996          1995
-----------------------------------------------------------------------------
                                         (restated)   (restated)    (restated)
U.S. Federal statutory rate                  35.0%        35.0%       (34.0)%
Tax-exempt interest                            --           --        (13.7)
Intangible amortization                      91.4         21.9         10.2
Foreign income taxes, net                    60.3        (21.4)       (10.8)
Changes in valuation allowance              815.2        (43.6)       249.7
Investments in affiliates and non-
  controlling interests in net assets
  of consolidated subsidiaries              582.2          --            --
Other, net                                 (737.7)        10.7       (268.6)
                                    -----------------------------------------
     Effective rate                         846.4%         2.6%       (67.2)%
=============================================================================

      The tax effects of significant temporary differences were as follows:

                                                                  December 31,
(In thousands)                                                1997           1996
-------------------------------------------------------------------------------------
                                                                   (restated)
TAX ASSETS:
    Non-deductible financial statement accruals           $   55,792     $    37,603
    U.S. Federal and state net operating loss
      carryforward                                            64,261          51,628
    Intangible assets                                          5,988           6,865
    U.S. Federal and foreign tax credit carryforward          11,219          16,952
                                                        -----------------------------
                                                             137,260         113,048

    Valuation allowance                                      (66,889)        (54,432)
                                                        -----------------------------
       Tax assets, net                                    $   70,371     $    58,616
                                                        =============================
TAX LIABILITIES:
    Percentage-of-completion accounting                   $    5,211     $     3,349
    Excess tax depreciation                                   15,916           5,280
    Investments in subsidiaries/affiliates                     6,198              --
    Excess deductions for tax reporting purposes              28,141          27,280
                                                        -----------------------------
    Tax liabilities                                       $   55,466     $    35,909
=====================================================================================

      In 1997 and 1996, approximately 20.6% and 27.9%, respectively, of the company's income before provision for income taxes and cumulative effect of an accounting change was generated from foreign sources. In 1995, approximately $2,100,000 of income before benefit for income taxes and cumulative effect of an accounting change was generated from foreign sources. At December 31, 1997, the company had U.S. Federal net operating loss carryforwards (portions of which expire beginning in 2005) and research and environmental tax credit carryforwards of approximately $150,000,000 and $3,000,000, respectively, that may be used through the year 2013, subject to certain annual limitations and other restrictions. Management believes that its net deferred tax assets, largely attributable to Canadian investment tax credit carryforwards, will be realized in the near future.

12. COMMON STOCK AND STOCK OPTION PLANS

      In 1996, the company issued 1,200,000 shares of common stock in a private placement to various offshore investors, receiving net proceeds of approximately $20,300,000. In addition, during 1996, the company completed the redemption of $55,880,000 outstanding principal of its 6 3/4% convertible subordinated debentures that had been due 2003. As a result of this conversion, the outstanding principal was converted into 3,887,304 shares of the company's common stock.

      The company's 1997 Stock Option and Incentive Plan (the "1997 Plan") provides for awards of incentive or non-qualified stock options and restricted stock to employees, directors, consultants and advisors of the company and its subsidiaries. Under the terms of the 1997 Plan, options may not be issued at less than 100% of the fair market value of the company's common stock on the date of grant. Options under the 1997 Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant. Options expire no more than ten years following the grant date. The 1997 Plan provides for automatic grants of non-qualified stock options to non-employee directors of the company. Restricted stock grants under the 1997 plan vest at a rate determined by the Board, generally vesting two years following the date of award.

      The 1997 Plan has 1,600,000 shares authorized for option grants or restricted stock awards. In January 1998, Orbital's Board of Directors authorized an increase in the number of shares available for grant to 3,200,000, subject to stockholder approval. Options are also outstanding under two predecessor option plans and pursuant to replacement options that have been granted in connection with certain acquisitions.

      The following two tables summarize information regarding options under the company's stock option plans for the last three years:

                                                                                       Weighted
                                     Number of                Option Price              Average            Outstanding
ORBITAL OPTIONS                       Shares                   Per Share            Exercise Price       and Exercisable
--------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1994     2,116,895              $ 1.82 - $22.00              $ 13.02              997,981
    Granted                            553,966              $ 7.47 - $18.81              $ 16.97
    Exercised                         (300,011)             $ 3.51 - $15.30              $  6.29
    Canceled or expired               (130,325)             $ 3.51 - $22.00              $ 20.39
                                   ------------

OUTSTANDING AT DECEMBER 31, 1995     2,240,525              $ 1.82 - $22.00              $ 14.16            1,133,713
    Granted                          1,372,000              $12.25 - $17.63              $ 13.26
    Exercised                         (298,916)             $ 1.82 - $17.75              $  7.20
    Canceled or expired               (588,399)             $ 3.51 - $22.00              $ 20.23
                                   ------------

OUTSTANDING AT DECEMBER 31, 1996     2,725,210              $ 1.82 - $ 22.00             $ 13.10            1,324,316
    Granted                          1,908,650              $13.50 - $ 24.00             $ 17.29
    Exercised                         (326,263)             $ 1.82 - $ 18.81             $ 10.43
    Canceled or expired               (300,306)             $ 1.82 - $ 22.00             $ 15.12
                                   ------------

OUTSTANDING AT DECEMBER 31, 1997     4,007,291              $ 1.84 - $ 24.00             $ 15.16            1,549,185
==========================================================================================================================

                                       Options Outstanding                                Options Exercisable
                     -------------------------------------------------------       ------------------------------------
                          Number         Weighted Average                              Number
 Range of              Outstanding          Remaining        Weighted Average        Exercisable      Weighted Average
Exercise Prices      at Dec. 31, 1997    Contractual Life     Exercise Price      at Dec. 31, 1997      Exercise Price
-----------------------------------------------------------------------------------------------------------------------
$  1.84 - $ 13.50      1,488,479              6.25                $11.89               912,472             $ 11.35
$ 13.62 - $ 16.50      1,377,136              7.95                $15.77               307,966             $ 14.33
$ 16.63 - $ 24.00      1,141,676              8.53                $18.68               328,747             $ 17.85
                      -----------                                                    ----------
$  1.84 - $ 24.00      4,007,291              7.48                $15.16             1,549,185             $ 13.32
=======================================================================================================================

      OCC adopted a stock option plan in 1992 (the "ORBCOMM Plan"). The ORBCOMM Plan provides for grants of incentive and non-qualified stock options to purchase OCC common stock to officers and employees of ORBCOMM and the company. Under the terms of the ORBCOMM Plan, incentive stock options may not be granted at less than 100% of the fair market value, and non-qualified options may not be granted at less than 85% of the fair market value, of OCC common stock at the date of grant as determined by OCC's Board of Directors. The options vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-fourth increments over a four-year period. Certain provisions of the ORBCOMM Plan require OCC to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options. The cash repurchase amount is restricted by the terms of the ORBCOMM Notes to an amount not to exceed $1,000,000 in any one year. During 1997 and 1996, OCC repurchased 43,800 and 47,760 shares, respectively, of OCC common stock under this provision.

      The following two tables summarize the option activity relating to the ORBCOMM Plan:

                                                                                     Weighted
                                       Number of               Option Price             Average            Outstanding
OCC OPTIONS                              Shares                  Per Share          Exercise Price       and Exercisable
-------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1994       599,074              $ 1.50  - $14.00           $  5.64              298,657
    Granted                                 --                    N/A                      N/A
    Exercised                           (8,936)             $ 1.50 - $13.00            $  3.87
    Canceled or expired                (44,238)             $ 1.50 - $13.00            $  6.74
                                     ----------

OUTSTANDING AT DECEMBER 31, 1995       545,900              $ 1.50 - $14.00            $  5.56              411,086
    Granted                            154,500              $17.00 - $25.00            $ 20.50
    Exercised                          (67,270)             $ 1.50 - $13.00            $  2.43
    Canceled or expired                (34,300)             $ 1.50 - $17.00            $ 13.81
                                     ----------

OUTSTANDING AT DECEMBER 31, 1996       598,830              $ 1.50 - $25.00            $  9.40              393,903
    Granted                            284,500                   $26.50                $ 26.50
    Exercised                          (20,900)             $ 1.50 - $25.00            $  6.68
    Canceled or expired               (112,600)             $ 1.50 - $25.00            $ 14.86
                                     ----------

OUTSTANDING AT DECEMBER 31, 1997       749,830              $ 1.50 - $26.50            $ 15.22              415,804
=========================================================================================================================

                                       Options Outstanding                                Options Exercisable
                    ----------------------------------------------------------    ---------------------------------------
                         Number        Weighted Average                                Number
     Range of          Outstanding         Remaining         Weighted Average       Exercisable         Weighted Average
 Exercise Prices    at Dec. 31, 1997   Contractual Life       Exercise Price      at Dec. 31, 1997       Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$ 1.50 - $ 4.00         261,540             4.82               $  2.38               261,540                 $  2.38
$ 5.25 - $25.00         163,790             6.52               $ 13.39               116,389                 $ 11.79
$26.50 - $26.50         324,500             9.36               $ 26.50                37,875                 $ 26.50
                       --------                                                      -------
$ 1.50 - $26.50         749,830             7.16               $ 15.22               415,804                 $  7.21
=========================================================================================================================


      During 1996, Magellan adopted the 1996 Stock Option Plan (the "Magellan Plan"), pursuant to which incentive or non-qualified options to purchase up to 7,000,000 shares of Magellan common stock may be granted to Magellan and Orbital employees, consultants or advisors. The Magellan Plan stipulates that stock options may not be granted with an exercise price less than 85% of the stock's fair market value at the date of grant, as determined by Magellan's Board of Directors. The Magellan options generally vest incrementally over a three-year period. Certain provisions of the Magellan Plan require Magellan to repurchase the common stock acquired pursuant to options granted prior to May 1, 1997.

      The following table summarizes the option activity relating to the Magellan Plan:

                                                                        Weighted
                                     Number of      Option Price         Average            Outstanding
MAGELLAN OPTIONS                       Shares        Per Share       Exercise Price       and Exercisable
---------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1995            --             --                --                    --
  Granted                            6,915,900         $ 1.10           $  1.10
  Exercised                                 --            N/A              N/A
  Canceled or expired                 (322,300)        $ 1.10           $  1.10

OUTSTANDING AT DECEMBER 31, 1996     6,593,600         $ 1.10           $  1.10               667,539
  Granted                            1,717,500         $ 1.10           $  1.10
  Exercised                           (103,909)        $ 1.10           $  1.10
  Canceled or expired               (1,427,531)        $ 1.10           $  1.10
OUTSTANDING AT DECEMBER 31, 1997     6,779,660         $ 1.10           $  1.10             2,528,097
=========================================================================================================

      The weighted average remaining contractual life on outstanding options was 8.84 years.

      In conjunction with the Ashtech merger (see note 4), Magellan assumed the Ashtech option plan and issued replacement options that are exercisable into Magellan common stock. At December 31, 1997, there were 5,316,561 non-qualified Magellan replacement options outstanding, 3,606,540 of which were exercisable. The option price per share ranges from $0.81 to $1.72 with an average exercise price of $1.09. The weighted average remaining contractual life on the outstanding Magellan replacement options was 7.74 years.

13. STOCK-BASED COMPENSATION

      The company uses the Black-Scholes option pricing model to determine the pro forma impact to the company's net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted average fair value per share of stock options granted. This information and the assumptions used for 1997, 1996 and 1995 for all option plans is summarized as follows:

                      Additional Shares                                                         Weighted Average
                         Available at                                   Risk-Free                  Fair Value
                         December 31,           Volatility            Interest Rate          Per Share at Grant Date
--------------------------------------------------------------------------------------------------------------------
                        1997      1996      1997   1996   1995      1997   1996   1995       1997     1996     1995
Orbital Plan          218,868  231,955        54%   56%    58%      6.1%   5.3%   7.0%     $17.29   $13.26   $16.97
ORBCOMM Plan           48,878   20,778        30%   30%   N/A       6.1%   5.6%   N/A      $26.50   $20.50      N/A
Magellan Plan         116,431  406,400        30%   30%   N/A       5.9%   6.4%   N/A      $ 1.10   $ 1.10      N/A
--------------------------------------------------------------------------------------------------------------------

      The assumed expected dividend yield was zero for all years for all option plans. The assumed average expected life for all options for all years was 4.5 years (except that no such assumption was applicable for the ORBCOMM and Magellan Plans for 1995).

      The company recorded compensation expense of approximately $600,000, $300,000 and $55,000 related to the various option plans for the years ended December 31, 1997, 1996 and 1995, respectively. Had the company determined compensation expense based on the fair value at the grant date for stock options, the company's net income (loss) and net income (loss) per common and dilutive share would have been ($21,657,000) and ($0.67), respectively, for the year ended December 31, 1997; ($743,000) and ($0.03), respectively, for the year ended December 31, 1996; and ($7,515,000) and ($0.29), respectively, for the year ended December 31, 1995. Pro forma net income (loss) reflects only options granted in 1997, 1996 and 1995 and, therefore, may not be representative of the effects for future periods.

      During 1996, the company issued 150,000 stock appreciation rights that vest over a three-year period. Payment is dependent on appreciation of the company's common stock over the vesting period. The company recorded approximately $1,470,000 and $175,000, respectively, in compensation expense during 1997 and 1996 with respect to these rights.

14. SUPPLEMENTAL DISCLOSURES

DEFINED CONTRIBUTION PLANS

      At December 31, 1997, the company had several defined contribution plans (the "Plans") generally covering all full-time employees in the U.S. and Canada. Company contributions to the Plans are made based on certain plan provisions and at the discretion of the Board of Directors, and were approximately $9,108,000, $7,097,000 and $6,533,000 during 1997, 1996 and 1995, respectively.

CASH FLOWS

      Cash payments for interest and income taxes were as follows:

                                               Years Ended December 31,
(In thousands)                            1997          1996           1995
----------------------------------------------------------------------------
Interest paid                          $ 10,059       $ 10,860       $ 9,906
Income taxes paid, net of refunds           544          1,327         1,339
============================================================================

NET INCOME (LOSS) PER COMMON SHARE

      Net income (loss) and outstanding shares of common stock used in calculating earnings (loss) per share differed from those amounts reported in the consolidated financial statements as follows:

                                                                                        Net Income (Loss) Per Common Share,
(In thousands)                                  Net Income (Loss) Per Common Share              Assuming Dilution
---------------------------------------------------------------------------------------------------------------------------
                                                                              (restated)
1997
Net loss                                                  $ (11,405)                                   N/A
Assuming conversion of convertible notes                         --                                    N/A
                                                         ------------------------------------------------------------------

Outstanding common shares                                    32,482                                    N/A
Effect of weighting for outstanding shares                     (199)                                   N/A

                                                         ------------------------------------------------------------------
         Adjusted shares                                     32,283                                    N/A

                                                         ==================================================================
1996
Net income                                                 $  9,942                               $  9,942
Assuming conversion of convertible notes                         --                                  2,357
                                                         ------------------------------------------------------------------
         Net income, as adjusted                           $  9,942                               $ 12,299
                                                         ==================================================================

Outstanding common shares                                    32,161                                 32,161
Effect of weighting for outstanding shares                   (3,024)                                (3,024)
Outstanding stock options                                        --                                     83
Assuming conversion of convertible notes                         --                                  2,396
                                                         ------------------------------------------------------------------
         Adjusted shares                                     29,137                                 31,616
                                                         ==================================================================
1995
Net loss                                                   $ (5,590)                                   N/A
Assuming conversion of convertible notes                         --                                    N/A
                                                         ------------------------------------------------------------------

Outstanding common shares                                    26,766                                    N/A
Effect of weighting for outstanding shares                     (558)                                   N/A
Outstanding stock options                                        --                                    N/A
Assuming conversion of convertible notes                         --                                    N/A
                                                         ------------------------------------------------------------------
         Adjusted shares                                     26,208                                    N/A
===========================================================================================================================

SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Management has determined to restate its previously issued consolidated financial statements for each of the quarters in 1997 and 1996 with respect to its accounting treatment for certain matters described below. The following is a summary of selected quarterly financial data for the previous two years:

                                                                                  QUARTER ENDED
                                                                   ---------------------------------------------
                                                                    MARCH 31     JUNE 30    SEPT. 30     DEC. 31
                                                                   ---------     -------    --------     -------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)

                   1997 (AS PREVIOUSLY REPORTED)
                   Revenues....................................     $ 122,112   $ 142,226   $ 164,670   $ 176,967
                   Gross profit................................        33,678      39,673      46,015      29,837
                   Income from operations......................         6,047      11,005      12,249         193
                   Net income..................................         5,094       5,603       6,130       6,178
                   Net income per common share.................          0.16        0.17        0.19        0.20
                   Net income per common share, assuming
                     dilution..................................          0.16        0.17        0.18        0.18
                   1996 (AS PREVIOUSLY REPORTED)
                   Revenues....................................       104,894     116,512     119,571     120,458
                   Gross profit................................        32,312      32,888      31,875      28,099
                   Income (loss) from operations...............         5,872       7,324       7,124       3,522
                   Net income (loss)...........................         3,128       3,839       4,456       4,484
                   Net income (loss) per common share..........          0.12        0.14        0.15        0.14
                   Net income (loss) per common share, assuming
                     dilution..................................          0.12        0.14        0.15        0.14
                   1997  (AS RESTATED)
                   Revenues....................................       113,273      90,263     163,310     179,162
                   Gross profit................................        30,018      22,439      45,641      34,549
                   Income (loss) from operations...............         2,936      (9,150)     10,383       3,338
                   Net income (loss)...........................         2,307     (20,274)      1,001       5,560
                   Net income (loss) per common share..........          0.07       (0.62)       0.03        0.17
                   Net income (loss) per common share,
                     assuming dilution.........................          0.07       (0.62)       0.03        0.17
                   1996 (AS RESTATED)
                   Revenues....................................       104,801     115,063     119,903     110,020
                   Gross profit................................        33,063      32,336      30,368      21,439
                   Income (loss) from operations...............         5,458       6,191       6,574      (4,466)
                   Net income (loss) ..........................         2,965       3,054       4,082        (159)
                   Net income (loss) per common share,
                     and dilutive share........................          0.11        0.11        0.14       (0.01)


EQUITY METHOD ACCOUNTING RESTATEMENT ADJUSTMENTS

(a) As a result of certain participating rights granted to holders of convertible preferred stock of ORBIMAGE, Orbital significantly influences, but does not control, ORBIMAGE even though it owns substantially all of ORBIMAGE's outstanding common stock. The company's prior consolidated financial statements reflected the company's application of the equity method of accounting as it pertained to ORBIMAGE based on Orbital's percentage share of ownership of ORBIMAGE calculated to give effect to the assumed conversion of ORBIMAGE's outstanding convertible preferred stock into ORBIMAGE common stock. As reflected in its restated financial statements, the company applies the equity method of accounting as it pertains to ORBIMAGE based on its ownership of outstanding common stock without giving effect to the assumed conversion of ORBIMAGE's outstanding convertible preferred stock. The effect of this revision is to increase (decrease) equity in losses of affiliates as follows (in thousands):

                                   March 31           June 30          September 30        December 31
              1997                      --                $100             $(329)                 $927

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

                                      March 31          June 30        September 30        December 31
               1997                     --              $  150            $1,039                $1,619

(c) Previously, the company's consolidated financial statements reflected the recognition of revenue related to the initial transfer of certain assets to ORBIMAGE in 1997. Additionally, the company did not previously reflect an increase in its deferred tax asset liabilities related to the ORBIMAGE transaction. As reflected in the restated financial statements, the company has revised its accounting for these transactions and the tax impact thereto, decreasing its reported revenues related to these sales. The effect in the 1997 quarters was to decrease revenues and operating income as follows (in thousands):

                                      March 31         June 30         September 30      December 31
           Revenues                    $6,000          $52,539               --                 --

           Operating income
                decrease (increase)    $  600          $18,869               --            ($5,000)

      The tax impacts associated with this transaction resulted in an increase to the provision for income taxes of $10,898,000 in the second quarter of 1997 to reflect deferred tax liabilities related to the investment basis differences.

(d) Previously, the company's consolidated financial statements reflected the company's capitalization of interest expense on various assets, including on its equity investments in ORBIMAGE and ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital has not capitalized interest expense on its investment in ORBIMAGE and has revised the capitalization of interest on certain other assets, including its equity method investment in ORBCOMM. These revisions include the compounding impact of interest, and the reduction of eligible investment amounts for losses recognized for equity method investors. These revisions had the effect of increasing (decreasing) interest expense as follows (in thousands):

                        March 31       June 30        September 30        December 31
           1997         $  (164)        $ (273)        $1,885              $1,017
           1996         $  (322)        $ (383)        $ (300)                 53

(e) Previously, the company's consolidated financial statements did not reflect amortization of the excess of the company's investment in ORBIMAGE over the underlying share of the company's equity in ORBIMAGE. As reflected in the restated consolidated financial statements, Orbital is amortizing such excess over eight years. This revision had the effect of increasing (decreasing) the company's equity in losses from affiliates as follows (in thousands):

                            March 31            June 30       September 30        December 31
           1997                  --                 $59              $(59)            $237

(f) Previously, the company's consolidated financial statements did not reflect the amortization of previously deferred profits in connection with its sales of both satellites and ground stations to ORBCOMM. As reflected in the restated consolidated financial statements presented herein, Orbital is amortizing a portion of such deferred profits over the estimated lives of both the satellites and the ground stations. The effect of this revision was to increase the company's equity in losses of affiliates by approximately $110,000 in each of the quarters in 1997 and 1996.

ASSET RESTATEMENT ADJUSTMENTS

(g) The company has historically capitalized and depreciated certain product enhancements and costs associated with internally developed software and certain other costs. Previously, the company's consolidated financial statements reflected such costs as capitalized assets. As reflected in the company's restated consolidated financial statements, the company has expensed all previously capitalized enhancement costs and certain other non-capitalizable costs. These revisions resulted in a decrease in operating income as follows (in thousands):

                            March 31            June 30        September 30      December 31
            1997             $ 2,868             $ 2,485          $  1,867        $  1,653
            1996             $   209             $ 1,132          $  1,643        $  2,941

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         Documents filed as part of this Report:

            1. FINANCIAL STATEMENTS. The following financial statements, together with the reports of KPMG LLP are filed as a part of this report:

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

                              E.    Consolidated Statements of Cash Flows
                              F.    Notes to Consolidated Financial Statements

            2. FINANCIAL STATEMENTS OF 50% OWNED SUBSIDIARY AND FINANCIAL STATEMENT SCHEDULES.

                              A. The financial statements of ORBCOMM Global, L.P. were transmitted with the company's Form 10K Previously filed with the Commission.

                              B. The following additional financial data for the company are transmitted with this report and should be read in conjunction with the company's consolidated financial statements contained herein. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

                                    I     Independent Auditors' Report on
                                          Consolidated Financial Statement
                                          Schedule

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

                               ORBITAL SCIENCES CORPORATION

DATED:  June 26, 2000         By     /s/ Jeffrey V. Pirone
                                    ---------------------------------------
                                     Jeffrey V. Pirone, Executive Vice
                                     President and Chief Financial Officer

                         Independent Auditors' Report

The Board of Directors and Stockholders
Orbital Sciences Corporation:

Under date of February 4, 1998, except as to note 1A, which is as of April 17, 2000, we reported on the consolidated balance sheets of Orbital Sciences Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, included in the Company's 1997 annual report on Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Company's 1997 Form 10-K/A. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statement schedule as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997 has been restated.

                                                  KPMG LLP

Washington, D.C.
February 4, 1998, except as to note 1A,
  which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                   COLUMN A                         COLUMN B                            COLUMN C
                                                                                       ADDITIONS
                                                                      ---------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                     BALANCE AT         CHARGED TO COSTS     CHARGED/CREDITED TO
DESCRIPTION                                        START OF PERIOD        AND EXPENSES        OTHER ACCOUNTS (1)
YEAR-ENDED DECEMBER 31, 1995 (Restated)
 Allowance for doubtful accounts                      $      859           $      108             $        -
 Allowance for obsolete inventory                          3,936                  580                      -
 Allowance for unrecoverable investments                   3,100                    -                      -
 Deferred income tax valuation reserve                    43,596               21,445                  2,980

YEAR ENDED DECEMBER 31, 1996 (Restated)
 Allowance for doubtful accounts                      $      773           $      603             $        -
 Allowance for obsolete inventory                          3,778                  667                    685
 Allowance for unrecoverable investments                   1,100                    -                      -
 Deferred income tax valuation reserve                    68,021                    -                      -

YEAR ENDED DECEMBER 31, 1997 (Restated)
 Allowance for doubtful accounts                      $    1,368           $      709             $   16,550
 Allowance for obsolete inventory                          5,098                1,527                  4,902
 Allowance for unrecoverable investments                   1,100                  729                  3,057
 Deferred income tax valuation reserve                    54,432               12,457                      -

                   COLUMN A                      COLUMN D          COLUMN E


--------------------------------------------------------------------------------
                                                                   BALANCE AT
DESCRIPTION                                    DEDUCTIONS (2)    END OF PERIOD
YEAR-ENDED DECEMBER 31, 1995 (Restated)
 Allowance for doubtful accounts                  $    (194)         $     773
 Allowance for obsolete inventory                      (738)             3,778
 Allowance for unrecoverable investments             (2,000)             1,100
 Deferred income tax valuation reserve                     -            68,021

YEAR ENDED DECEMBER 31, 1996 (Restated)
 Allowance for doubtful accounts                  $      (8)         $   1,368
 Allowance for obsolete inventory                       (32)             5,098
 Allowance for unrecoverable investments                   -             1,100
 Deferred income tax valuation reserve              (13,589)            54,432

YEAR ENDED DECEMBER 31, 1997 (Restated)
 Allowance for doubtful accounts                  $    (550)         $  18,077
 Allowance for obsolete inventory                      (627)            10,900
 Allowance for unrecoverable investments                   -             4,886
 Deferred income tax valuation reserve                     -            66,889

(1)   -     Amounts charged/credited to other accounts represent valuation and
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

     10.1.1       Amendment No. 1 to the Credit Agreement, dated as of December
                  19, 1997 (previously filed).

     10.1.2       Amendment No. 2 to the Credit Agreement, dated as of December
                  31, 1997 (previously filed).

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

     10.2.5 Fifth Amendment to NWML Note Agreement, dated as of December 23, 1997 (previously filed).

      10.3 Promissory Notes dated as of August 31, 1994 made by Fairchild Space and Defense Corporation and Corporate Guaranty dated August 31, 1994 made by the Company(incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994).

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

     10.8.1 Amendment to Orbital Communications Corporation Restated 1992 Stock Option Plan, dated February 5, 1997 (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).*

      10.9 Orbital Sciences Corporation 1995 Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*

      10.10 Magellan Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996).*

      10.11 Orbital Imaging Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).*

      10.12 Form of Executive Employment Agreement entered into between the Company and Executive Officers and certain other Officers of the Company (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S -1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).*

     10.12.1 Performance Share Agreement dated October 23, 1996 between the Company and Mr. D.W. Thompson (incorporated by reference to Exhibit 10.12.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).*

     10.12.2 Amendment No. 1 to Performance Share Agreement dated January 30, 1998 between the Company and Mr. D. W. Thompson (previously filed).*

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

      10.14 Promissory Note of the Company payable to the order of Deutsche Bank AG dated July 8, 1996 (previously filed).

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

      10.19 Promissory Note dated June 27, 1997 from the Company payable to the order of General Electric Capital Corporation ("GECC") (previously filed).

      10.20 Aircraft Security Agreement dated as of June 27, 1997 from the Company to GECC (previously filed)

       11 Statement re: Computation of Earnings Per Share (transmitted herewith).

       13.2       ORBCOMM Global, L.P. financial statements (previously filed).

       21         Subsidiaries of the Company (previously filed).

       23.1       Consent of KPMG LLP (transmitted herewith).

       23.2 Consent of KPMG LLP on ORBCOMM Global, L.P. financial statements (transmitted herewith).

       27 Financial Data Schedule for year ended December 31, 1997 (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K/A, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).

---------------------

* Management Contract or Compensatory Plan or Arrangement.