Form 10-Q/A
period 1995-03-31
ORBITAL SCIENCES CORP /DE/
filed 2000-06-28
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the year ended December 31, 1995 and its condensed consolidated quarterly financial statements for 1995. This amendment includes in Item 1 such restated condensed consolidated financial statements and related footnotes thereto for the three months ended March 31, 1995 and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                             1995              1994
                                                                                         -------------     -------------
                                                                                          (RESTATED)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                              $    4,371        $   21,156
   Short-term investments, at market                                                           9,427            12,426
   Receivables, net                                                                          100,394            94,236
   Inventories, net                                                                           23,809            26,098
   Deferred income taxes and other current assets                                              8,161             5,914
                                                                                         -------------     -------------
   TOTAL CURRENT ASSETS                                                                      146,162           159,830

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $35,274 and $33,432, respectively                                     101,880           102,061

INVESTMENTS IN AFFILIATES                                                                     56,124            54,721

GOODWILL, less accumulated amortization of $10,646 and $10,042, respectively                  68,244            68,878

DEFERRED INCOME TAXES AND OTHER ASSETS                                                        16,981            17,238
                                                                                         -------------     -------------
   TOTAL ASSETS                                                                           $  389,391        $  402,728
                                                                                         =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                     $   27,866        $   28,160
   Accounts payable                                                                           15,330            14,961
   Accrued expenses                                                                           26,724            37,439
   Payable to subcontractors                                                                   9,576            13,695
   Deferred revenues                                                                          14,066            13,272
                                                                                         -------------     -------------
   TOTAL CURRENT LIABILITIES                                                                  93,562           107,527

LONG-TERM OBLIGATIONS, net of current portion                                                 79,711            81,163

OTHER LIABILITIES                                                                             11,353            11,992
                                                                                         -------------     -------------
   TOTAL LIABILITIES                                                                         184,626           200,682
                                                                                         -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized,
     No shares issued or outstanding                                                              --                --
   Common stock, par value $.01, 40,000,000 shares authorized,
     20,233,408 and 20,170,196 shares outstanding,
     after deducting 15,735 shares held in treasury                                              203               202
   Additional paid-in capital                                                                201,862           201,328
   Unrealized gains (losses) on short-term investments                                          (400)             (462)
   Retained earnings                                                                           3,100               978
                                                                                         -------------     -------------
   TOTAL STOCKHOLDERS' EQUITY                                                                204,765           202,046
                                                                                         -------------     -------------

                                                                                         -------------     -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  389,391        $  402,728
                                                                                         =============     =============

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         --------------------------------
                                                                                             1995               1994
                                                                                         -------------      -------------
                                                                                          (RESTATED)
REVENUES                                                                                 $    68,569        $    50,310
Costs of goods sold                                                                           49,656             36,029
                                                                                         -------------      -------------
GROSS PROFIT                                                                                  18,913             14,281

Research and development expenses                                                              3,831              3,698
Selling, general and administrative expenses                                                  11,268              7,257
Amortization of goodwill                                                                         661                423
                                                                                         -------------      -------------
INCOME FROM OPERATIONS                                                                         3,153              2,903

Net investment income (expense)                                                                 (614)               511
Equity in earnings (losses) of affiliates                                                        426               (423)
                                                                                         -------------      -------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                       2,965              2,991

Provision for income taxes                                                                     2,626                816
                                                                                         -------------      -------------

Income before cumulative effect of accounting change                                             339              2,175
Cumulative effect of accounting change, net of tax                                            (2,377)                --
                                                                                         -------------      -------------
NET INCOME (LOSS)                                                                        $    (2,038)       $     2,175
                                                                                         =============      =============

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
Income before cumulative effect of accounting change                                     $      0.02        $      0.12
Cumulative effect of accounting change, net of tax                                             (0.12)                --
                                                                                         -------------      -------------
                                                                                         $     (0.10)       $      0.12
                                                                                         =============      =============

Shares used in computing net income (loss)
   per common and common equivalent share                                                 20,654,907         17,864,089
                                                                                         =============      =============

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING FULL DILUTION

Income (loss) before cumulative effect of accounting change                              $      0.02        $      0.08
Cumulative effect of accounting change, net of tax                                             (0.12)                --
                                                                                         -------------      -------------
                                                                                         $     (0.10)       $      0.08
                                                                                         =============      =============

SHARES USED IN COMPUTING NET INCOME (LOSS)
   PER COMMON SHARE, ASSUMING FULL DILUTION                                               20,654,907         22,017,976
                                                                                         =============      =============

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           ------------------------------
                                                                                               1995              1994
                                                                                           -------------      -----------
                                                                                            (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                           $   (2,038)       $   2,175
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING
   ACTIVITIES:
     Depreciation and amortization expenses                                                      4,240            2,092
     Equity in (earnings) losses of affiliates                                                     426              423
     Cumulative effect of accounting change, net of tax                                          2,377               --
   CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in contract receivables                                                (6,158)          (2,972)
     (Increase) decrease in components inventory                                                 2,289               (7)
     (Increase) decrease in other current assets                                                  (632)            (235)
     (Increase) decrease in deposits and other assets                                             (292)              (9)
     Increase (decrease) in payables and accrued expenses                                      (14,465)          (5,407)
     Increase (decrease) in deferred revenue                                                       378           (7,240)
     Increase (decrease) in deferred income taxes and other noncurrent assets                     (639)            (260)
                                                                                            ------------      -----------
       NET CASH USED IN OPERATING ACTIVITIES                                                   (14,514)         (11,440)
                                                                                            ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                       (2,527)          (2,986)
     Proceeds from sales of fixed assets                                                           125               --
     Purchase of investment securities                                                              --           (3,356)
     Sale of investment securities                                                               3,061               --
     Investments in affiliates                                                                  (1,719)            (602)
                                                                                            ------------      -----------
       NET CASH USED IN INVESTING ACTIVITIES                                                    (1,060)          (6,944)
                                                                                            ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                       (901)          (2,458)
     Principal payments on long-term obligations                                                  (845)            (315)
     Net proceeds from issuances of common stock to employees                                      535              979
     Adjustment to recast pooled companies' year end                                                --           (1,138)
                                                                                            ------------      -----------
       NET CASH USED IN FINANCING ACTIVITIES                                                    (1,211)          (2,932)
                                                                                            ------------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (16,785)         (21,316)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  21,156           49,458
                                                                                            ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $    4,371        $  28,142
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

(1)      RESTATEMENT
Management has determined to restate its previously issued consolidated financial statements for 1995 with respect to its accounting treatment for capitalized costs and certain other matters. For a full description of the restatement matters, refer to Notes 1A and 16 to the Company's consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K/A previously filed with the Commission.

The effect of the restatement matters on the Company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows (in thousands, except per share data):

                                                      QUARTER ENDED
                                                     MARCH 31, 1995
                                                    ------------------
                 RESTATED:
                 Revenues                            $    68,569
                 Gross profit                             18,913
                 Income  from operations                   3,153
                 Net income (loss)                        (2,038)
                 Net income (loss) per common
                 share                                     (0.10)
                 Net income (loss) per dilutive
                 share                                     (0.10)

                                                      QUARTER ENDED
                                                     MARCH 31, 1995
                                                    ------------------
                 AS PREVIOUSLY REPORTED:
                 Revenues                            $    68,341
                 Gross profit                             18,854
                 Income from operations                    3,152
                 Net income (loss)                        (2,192)
                 Net income per common share               (0.11)
                 Net income per dilutive share             (0.11)

(2)      NEW ACCOUNTING PRONOUNCEMENT
The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"), which (i) requires that long-lived assets "to be held and used" be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, (ii) requires that long-lived assets "to be disposed of" be reported at the lower of carrying amount or fair value less cost to sell, and
(iii) provides guidelines and procedures for measuring an impairment loss that are significantly different from existing guidelines and procedures.

The Company adopted the provisions of SFAS 121 during the quarter ended March 31, 1995. As a result, as of January 1, 1995 Orbital recorded a cumulative adjustment for a change in accounting principle of $2,377,000, net of tax benefit of $1,783,000, related to the impairment in the carrying amount of certain assets to be disposed of that supported its orbit transfer vehicle product line. The effect of adopting SFAS 121 on income from continuing operations for the quarter ended March 31, 1995 was not material.

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

(5)      EQUITY IN EARNINGS (LOSSES) OF AFFILIATES
During the three months ended March 31, 1995 and for the years ended December 31, 1994 and 1993, Orbital recorded contract revenues on sales to ORBCOMM Development of approximately $6,000,000, $30,000,000 and $38,000,000, respectively, and eliminated as equity in earnings of affiliate 50% of its profits on those sales. At March 31, 1995, Orbital had approximately $7,900,000 in unbilled receivables from ORBCOMM Development.

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

(7)      INCOME (LOSS) PER SHARE
Income (loss) per common and common equivalent share is calculated using the weighted average number of common and common equivalent shares, to the extent dilutive, outstanding during the periods.

Income (loss) per common share assuming full dilution is calculated using the weighted average number of common and common equivalent shares outstanding during the periods plus the effects of an assumed conversion of the Company's 6% convertible subordinated debentures, after giving effect to all net income adjustments that would result from the assumed conversion. Any reduction of less than three percent in the aggregate has not been considered dilutive in the calculation and presentation of income (loss) per common share assuming full dilution.

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

Certain of the 1995 financial information has been restated. See note 1 to the condensed consolidated financial statements.

Revenues. Orbital's revenues for the three-month periods ended March 31, 1995 and 1994 were $68,569,000 and $50,310,000, respectively. Revenues from the Company's space launch vehicle products decreased to $6,658,000 during the 1995 three-month period from $15,610,000 during the comparable 1994 period, although revenues increased from the fourth quarter of 1994 by over 40%. The significant decrease is attributable primarily to the continuing effects of production delays caused by the Company's failed first launch of its new Pegasus XL launch vehicle in June 1994, which required additional research and development efforts to prepare for the next launch. The Company completed the research and development activities early in 1995. Sales of space launch vehicles to ORBCOMM Development were $92,000 and $2,076,000 during the 1995 and 1994 three-month periods, respectively. The Company successfully launched its Pegasus vehicle for ORBCOMM Development on April 3, 1995.

Revenues from suborbital launch vehicle products decreased to $5,720,000 in the 1995 three-month period as compared to $7,097,000 in the 1994 period, although revenues were level with fourth quarter 1994 revenues of $5,284,000. Suborbital revenues have decreased significantly during the past few years as U.S. Government defense spending has been reduced.

In the three months ended March 31, 1995, spacecraft systems revenues increased to $14,519,000 from $6,978,000 in the 1994 period, primarily as a result of additional revenues generated from the Company's wholly-owned subsidiary Fairchild Space and Defense Corporation ("Fairchild"), acquired in August 1994. The 1995 and 1994 periods included $1,860,000 and $3,082,000, respectively, in sales of MicroStar spacecraft to ORBCOMM Development. Revenues generated from sales of space sensors and instruments of $3,485,000 during the 1995 quarter were consistent with first quarter 1994 sales of $3,387,000.

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

Revenues from the Company's newly-established Advanced Projects Group were $3,792,000 during the first quarter of 1995 as a result of work performed on two research and development projects for ARPA and NASA.

Gross Profit. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the three-month periods ended March 31, 1995 and 1994 were $18,913,000 and $14,281,000, respectively. Gross profit margin as a percentage of sales for those periods was approximately 27.6% and 28.4%, respectively. The decreased gross profit margin during 1995 was primarily attributable to cost growth on the Pegasus program as a result of the 1994 Pegasus XL failure.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the three months ended March 31, 1995 and 1994 were $11,268,000 (or 16.4% of revenues) and $7,257,000 (or 14.4% of revenues), respectively. The increase in selling, general and administrative expenses during the first quarter of 1995 was primarily attributable to expanded marketing efforts related to the Company's ORBCOMM project and various remote sensing systems, and to the Fairchild acquisition.

Interest Income and Interest Expense. Net interest expense was $614,000 for the three months ended March 31, 1995 as compared to net interest income of $511,000 during the 1994 quarter. Interest income for the periods reflects interest earnings on short-term investments. Interest expense is primarily for outstanding amounts on Orbital's revolving credit facility, on the Company's public debentures and, during the 1995 quarter, on acquisition debt incurred for the Fairchild acquisition. Interest expense has been reduced by capitalized interest of $1,343,000 and $1,287,000, respectively, for the 1995 and 1994 three-month periods.

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

Provision for Income Taxes. The Company recorded an income tax provision of $2,626,000 and $816,000 during the three-month periods ended March 31, 1995 and 1994, respectively. The Company records its interim income tax provisions based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

Cash, cash equivalents and short-term investments were $13,798,000 at March 31, 1995, and the Company had short-term and long-term debt obligations outstanding of approximately $107,577,000. The outstanding debt relates primarily to advances under the Company's line of credit facility, secured notes issued in connection with the Fairchild acquisition, fixed asset financings and the Company's public debentures.

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

The Company's operations used net cash of approximately $14,514,000 in the three months ended March 31, 1995. The Company also invested approximately $1,719,000 in its ORBCOMM project and $2,527,000 in capital expenditures related primarily to spacecraft production and test equipment.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

                      Note 8 to the Company's Unaudited Condensed Consolidated
                      Financial Statements for the three months ended March 31, 1995, provided in Item 1 of Part I of this Form 10-Q/A, regarding the settlement of all outstanding litigation between the Company and Alliant Techsystems Inc., which recently acquired Hercules Aerospace Company, a division of Hercules Incorporated, is incorporated herein by reference.

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


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                          ORBITAL SCIENCES CORPORATION

DATED:  June 28, 2000                By:  /s/ Jeffrey V. Pirone
                                          ---------------------
                                     Jeffrey V. Pirone, Executive Vice President
                                     and Chief Financial Officer

                                  EXHIBIT INDEX

THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT.

Exhibit No.        Description
-----------        -----------
10.1               Amendment No. 4 to System Design, Development and
                   Operations Agreement dated March 17, 1995 (previously filed).

11                 Statement re:  Computation of Earnings (Loss) Per Share (transmitted herewith).

27                 Financial Data Schedule (such schedule is furnished for the information of the
                   Securities and Exchange Commission and is not to be deemed "filed" as part of the Form
                   10-Q/A, or otherwise subject to the liabilities of Section 18 of the Securities
                   Exchange Act of 1934) (transmitted herewith).