Form 10-Q/A
period 1995-06-30
ORBITAL SCIENCES CORP /DE/
filed 2000-06-28
CIK 820736

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

                                EXPLANATORY NOTE

Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the year ended December 31, 1995 and its condensed consolidated quarterly financial statements for 1995. This amendment includes in Item 1 such restated condensed consolidated financial statements and related footnotes thereto for the three and six months ended June 30, 1995, and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1995            1994
                                                                                     ----------    -------------
                                                                                     (RESTATED)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                         $  18,377      $  21,156
   Short-term investments, at market                                                    21,440         12,426
   Receivables, net                                                                     83,376         94,236
   Inventories, net                                                                     28,320         26,098
   Deferred income taxes and other current assets                                        8,145          5,914
                                                                                      ---------      ---------
   TOTAL CURRENT ASSETS                                                                159,658        159,830

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $30,366 and $33,432, respectively                               101,942        102,061

INVESTMENTS IN AFFILIATES                                                               64,381         54,721

GOODWILL, less accumulated amortization of $11,426 and $10,042, respectively            67,464         68,878

DEFERRED INCOME TAXES AND OTHER ASSETS                                                  15,737         17,238
                                                                                      ---------      ---------

TOTAL ASSETS                                                                         $ 409,182      $ 402,728
                                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                $  11,752      $  28,160
   Accounts payable                                                                     13,823         14,961
   Accrued expenses                                                                     26,381         37,439
   Payable to subcontractors                                                             3,259         13,695
   Deferred revenues                                                                    11,557         13,272
                                                                                      ---------      ---------
   TOTAL CURRENT LIABILITIES                                                            66,772        107,527

LONG-TERM OBLIGATIONS, net of current portion                                           95,203         81,163

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                             11,245         11,992
                                                                                      ---------      ---------
    TOTAL LIABILITIES                                                                  173,220        200,682
                                                                                      ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized
          no shares issued or  outstanding                                                  --             --
   Common Stock, par value $.01; 40,000,000 shares authorized, 22,636,351 and 20,170,196 shares outstanding, after deducting 15,735 shares held
         in treasury                                                                       227            202
   Additional paid-in capital                                                          237,549        201,328
   Unrealized gains (losses) on short-term investments                                    (221)          (462)
   Retained earnings (accumulated deficit)                                              (1,593)           978
                                                                                      ---------      ---------
   Total stockholders' equity                                                          235,962        202,046
                                                                                      ---------      ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 409,182      $ 402,728
                                                                                      =========      =========

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                    -------------------------------
                                                                                        1995              1994
                                                                                    --------------     ------------
                                                                                     (RESTATED)

REVENUES                                                                             $    64,817      $     48,365
Costs of goods sold                                                                       47,975            37,594
                                                                                      -----------      ------------
GROSS PROFIT                                                                              16,842            10,771

Research and development expenses                                                          4,932             2,808
Selling, general and administrative expenses                                              11,556             7,215
Amortization of excess of purchase price over net assets acquired                            740               385
                                                                                      -----------      ------------
INCOME (LOSS) FROM OPERATIONS                                                               (386)              363

Net investment income (expense)                                                             (925)              420
Equity in earnings (losses) of affiliates                                                    (65)             (121)
                                                                                      -----------      ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                           (1,376)              662

Provision (benefit) for income taxes                                                        (843)              101
                                                                                      -----------      ------------

NET INCOME (LOSS)                                                                           (533)     $        561
                                                                                      ===========      ============


NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE                             $     (0.03)     $       0.03
                                                                                      ===========      ============

Shares used in computing net income (loss) per common and
    common equivalent share                                                           21,220,824        17,943,673
                                                                                      ===========      ============

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING FULL DILUTION                           $     (0.03)     $       0.03
                                                                                      ===========      ============

Shares used in computing net income (loss) per common share,
    assuming full dilution                                                            21,220,824        22,048,014
                                                                                      ===========      ============



See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   -----------------------------
                                                                                       1995             1994
                                                                                   --------------    -----------
                                                                                    (RESTATED)
REVENUES                                                                           $     133,386    $    98,675
Costs of goods sold                                                                       97,631         73,623
                                                                                      -----------    -----------
GROSS PROFIT                                                                              35,755         25,052

Research and development expenses                                                          8,764          6,506
Selling, general and administrative expenses                                              22,825         14,472
Amortization of excess of purchase price over net assets acquired                          1,400            808
                                                                                      -----------    -----------
INCOME FROM OPERATIONS                                                                     2,766          3,266

Net investment income (expense)                                                           (1,539)           931
Equity in earnings (losses) of affiliates                                                    362           (544)
                                                                                      -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE                                                                  1,589          3,653

Provision for income taxes                                                                 1,783            917
                                                                                      -----------    -----------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             (194)         2,736

Cumulative effect of accounting change, net of tax                                        (2,377)            --
                                                                                      -----------    -----------

NET INCOME (LOSS)                                                                  $      (2,571)   $     2,736
                                                                                      ===========    ===========

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
Income (loss) before cumulative effect of accounting change                        $       (0.01)   $      0.15
Cumulative effect of accounting change, net of tax                                         (0.11)            --
                                                                                      -----------    -----------
                                                                                   $       (0.12)   $      0.15
                                                                                      ===========    ===========

Shares used in computing net income (loss) per common and
    common equivalent share                                                           20,954,359     17,904,561
                                                                                      ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING FULL DILUTION
Income (loss) before cumulative effect of accounting change                        $       (0.01)   $      0.12
Cumulative effect of accounting change, net of tax                                         (0.11)            --
                                                                                      -----------    -----------
                                                                                   $       (0.12)   $      0.12
                                                                                      ===========    ===========

Shares used in computing net income (loss) per common share,
    assuming full dilution                                                            20,954,907     22,011,237
                                                                                      ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      ------------------------------
                                                                                         1995               1994
                                                                                      -----------        -----------
                                                                                      (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                                $    (2,571)       $     2,736
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   USED IN OPERATING ACTIVITIES:
     Depreciation and amortization expenses                                               9,619              4,976
     Equity in (earnings) losses of affiliates                                              362                544
     Cumulative effect of accounting change, net of tax                                   2,377                 --
   CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in receivables                                                  10,860                402
     (Increase) decrease in inventory                                                    (2,222)               727
     (Increase) decrease in other current assets                                           (744)              (629)
     (Increase) decrease in deposits and other assets                                     1,236              3,043
     Increase (decrease) in payables and accrued expenses                               (24,132)            (9,660)
     Increase (decrease) in deferred revenue                                             (2,216)           (11,904)
     Increase (decrease) in deferred income taxes and other assets                         (747)              (428)
                                                                                      -----------        -----------
       NET CASH USED IN OPERATING ACTIVITIES                                             (8,178)           (10,193)
                                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (9,854)           (10,287)
     Proceeds from sales of fixed assets                                                    125                 --
     Purchase of investment securities                                                  (13,083)            (8,916)
     Sale of investment securities                                                        4,310              4,990
     Investments in affiliates                                                           (9,977)            (5,125)
                                                                                      -----------        -----------
       NET CASH USED IN INVESTING ACTIVITIES                                            (28,479)           (19,338)
                                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                             (16,435)            (2,667)
     Principal payments on long-term obligations                                         (2,933)              (751)
     Proceeds from issuance of long-term obligations                                     20,000                 --
     Net proceeds from issuances of common stock                                         33,246              1,161
     Adjustment to recast pooled companies' year end                                         --             (1,138)
                                                                                      -----------        -----------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               33,878             (3,395)
                                                                                      -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,779)           (32,926)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           21,156             49,458
                                                                                      -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    18,377        $    16,532
                                                                                      ===========        ===========

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 AND 1994
(UNAUDITED)

BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Operating results for the three-and six-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results expected for the full year.

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

The effect of the restatement matters on the Company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows (in thousands, except per share data):

                                                             QUARTER ENDED         SIX MONTHS ENDED
                                                             JUNE 30, 1995           JUNE 30, 1995
                                                            -----------------     --------------------
         RESTATED:
         Revenues                                            $     64,817             $     133,386
         Gross profit                                              16,842                    35,755
         Income (loss) from operations                               (386)                    2,766
         Net income (loss)                                           (533)                   (2,571)
         Net income (loss) per common and
             dilutive share                                         (0.03)                    (0.12)

                                                             QUARTER ENDED         SIX MONTHS ENDED
                                                             JUNE 30, 1995           JUNE 30, 1995
                                                            -----------------     --------------------
         AS PREVIOUSLY REPORTED:
         Revenues                                            $     64,589             $     132,930
         Gross profit                                              16,783                    35,637
         Income (loss) from operations                               (386)                    2,766
         Net income (loss)                                           (727)                   (2,919)
         Net income (loss) per common and
             dilutive share                                         (0.03)                    (0.14)

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

The Company adopted the provisions of SFAS 121 as of January 1, 1995. Orbital recorded a cumulative adjustment for a change in accounting principle of $2,377,000, net of tax benefit of $1,783,000, related to the impairment in the carrying amount of certain assets to be disposed of that support its orbit transfer vehicle product line. The effect of adopting SFAS 121 on income from continuing operations for the quarter and six months ended June 30, 1995 was not material.

(3)   INVENTORIES
Inventories consist of components inventory, work-in- process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out or specific identification basis.

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

(5)   EQUITY IN EARNINGS (LOSSES) OF AFFILIATES
During the six months ended June 30, 1995 and for the years ended December 31, 1994 and 1993, Orbital recorded contract revenues on sales to ORBCOMM Development of approximately $12,000,000, $30,000,000 and $38,000,000, respectively, and eliminated as equity in earnings of affiliates 50% of its profits on those sales. At June 30, 1995, Orbital had approximately $7,900,000 in unbilled receivables from ORBCOMM Development.

During the construction phase of the ORBCOMM System and prior to the commencement of planned operations, ORBCOMM Development is capitalizing substantially all construction-related costs and is expensing as incurred all selling, general and administrative costs as period costs.

(6)   LONG-TERM UNSECURED DEBT
In June 1995, the Company entered into a $20 million fixed-rate unsecured debt financing arrangement with a private insurance company. The debt has a six-year term and bears interest at 10 1/2% per annum.

(7)   COMMON STOCK AND INCOME PER SHARE
In June 1995, the Company completed a private placement of two million shares of its Common Stock, receiving net proceeds of approximately $32 million. The Company's shares were placed with various offshore institutional investors and the issuance was exempt from public registration pursuant to Regulation S of the Securities Act of 1933, as amended.

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

(8)   INCOME TAXES
The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(9)   HERCULES INCORPORATED
In November 1988, Orbital and Hercules Incorporated ("Hercules") entered into a joint venture agreement relating to the development and production of the Pegasus space launch vehicle (the "Joint Venture Agreement"). In 1994, Alliant Techsystems, Inc. ("Alliant") acquired the assets of Hercules Aerospace Company (a wholly owned subsidiary of Hercules) and, in connection therewith, assumed the rights and responsibilities of Hercules with respect to the Joint Venture Agreement. During the second quarter of 1995, Orbital and Alliant replaced the Joint Venture Agreement with a joint teaming agreement to provide for the continuation of joint performance on the Pegasus and Taurus space launch vehicle programs (the "Joint Teaming Agreement"). The Joint Teaming Agreement provides, among other things, that Orbital will perform as the system prime contractor for all present and future Pegasus and Taurus missions and Alliant will perform as a solid rocket motor and payload fairing subcontractor to Orbital on the Pegasus program and as a solid rocket motor subcontractor to Orbital on the Taurus program. As a subcontractor, Alliant will receive firm-fixed prices for its subcontracts and will no longer share in contract profits and losses, but will share in the costs and benefits associated with certain specified portions of current contracts. The Joint Teaming Agreement will continue through December 31, 2005, unless terminated earlier by mutual agreement.

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

(10)  RECLASSIFICATIONS
Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the 1995 condensed consolidated financial statement presentation. The December 1994 acquisition of Magellan Corporation was recorded using the pooling of interests method of accounting for business combinations and, accordingly, Orbital's 1994 historical financial statements have been restated to reflect this transaction.

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

Orbital and OCC are the primary suppliers of communications satellites, launch vehicles, ground tracking systems, system software and integration services to ORBCOMM Development, and successfully launched the first two ORBCOMM System satellites in April 1995. In July 1995, Orbital successfully completed on- orbit functional testing of the satellites. With the testing complete, ORBCOMM can begin conducting communications testing with customers in actual operating conditions.

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

Revenues. Orbital's revenues for the three-month periods ended June 30, 1995 and 1994 were $64,817,000 and $48,365,000, respectively. The Company's revenues for the six-month periods ended June 30, 1995 and 1994 were $133,386,000 and $98,675,000, respectively.

Revenues from the Company's space launch vehicle products decreased to $5,307,000 during the 1995 three-month period from $14,152,000 during the comparable 1994 period. Space launch vehicle revenues were $11,965,000 and $29,762,000 for the six- month periods ended June 30, 1995 and 1994, respectively. The significant decrease in revenues during the periods is attributable primarily to the continuing effects of production delays caused by the Company's failed first launch of its new Pegasus XL launch vehicle in June 1994, and was impacted to some extent by the failed second launch of the Pegasus XL in June 1995. Sales of space launch vehicles to ORBCOMM Development were $1,360,000 and $2,074,000 for the three- month periods ended June 30, 1995 and 1994, respectively, and were $1,452,000 and $4,150,000 for the 1995 and 1994 six-month periods, respectively.

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

Revenues from the Company's newly established Advanced Projects Group were $6,068,000 during the second quarter of 1995 (and $9,860,000 for the first half of 1995) as a result of work performed under a cooperative agreement with NASA awarded earlier in 1995 for the development of a new small reusable launch vehicle and work under a contract with the U.S. Government's Advanced Research Projects Agency, completed in April 1995, for the study of a new advanced unmanned, long-duration, high-flying aircraft.

Gross Profit. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the three-month periods ended June 30, 1995 and 1994 were $16,842,000 and $10,771,000, respectively. Gross profit for the six-month periods ended June 30, 1995 and 1994 was $35,755,000 and $25,052,000, respectively. Gross profit margin as a percentage of sales was approximately 26% and 22.3% for the three-month periods ended June 30, 1995 and 1994, respectively, and 26.8% and 25.4%, for the six-month periods ended June 30, 1995 and 1994, respectively. The increased gross profit margin during 1995 was primarily attributable to increased margins for spacecraft systems and navigation and positioning products, offset in part by cost increases on the Pegasus program as a result of the Pegasus XL failures in June of 1994 and 1995.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the three months ended June 30, 1995 and 1994 were $11,556,000 (or 17.8% of revenues) and $7,215,000 (or 14.9% of revenues), respectively. Selling, general and administrative expenses for the six months ended June 30, 1995 and 1994 were $22,825,000 (or 17.1% of revenues) and $14,472,000 (or 14.7% of revenues), respectively. The increase in selling, general and administrative expenses during 1995 as compared to 1994 was primarily attributable to expanded marketing efforts related to the Company's ORBCOMM project ($3,304,000 of expenses in 1995 as compared to $1,714,000 in 1994) and to various remote sensing systems ($408,000 of expenses in 1995 with no corresponding expenses in 1994), and to the August 1994 Acquisition ($12,188,000 of expenses in 1995).

Interest Income and Interest Expense. Net interest expense was $925,000 for the three months ended June 30, 1995 as compared to net interest income of $420,000 during the 1994 quarter. Net interest expense for the 1995 six-month period was $1,539,000 as compared to $931,000 of net interest income for the 1994 six-month period. Interest income for the periods reflects interest earnings on short-term investments. Interest expense is primarily for outstanding amounts on Orbital's revolving credit facility, on the Company's public debentures and, during 1995, on acquisition debt incurred in connection with the August 1994 Acquisition. Interest expense has been reduced by capitalized interest of $1,368,000 and $1,275,000 for the 1995 and 1994 three- month periods, respectively, and by $2,726,000 and $2,517,000 for the 1995 and 1994 six-month periods, respectively.

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

Provision for Income Taxes. The Company recorded a provision (benefit) for income taxes of ($843,000) and $1,783,000 for the three- and six-month periods ended June 30, 1995, respectively. The Company recorded an income tax provision of $101,000 and $917,000 for the three- and six-month periods ended June 30, 1994, respectively. The Company records its interim income tax provisions based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

During the quarter ended June 30, 1995, Orbital entered into a $20 million fixed-rate unsecured debt financing arrangement with a private insurance company. The debt has a six-year term and bears interest at 10 1/2% per annum. The debt arrangement restricts the payment of dividends and contains certain covenants with respect to the Company's working capital, fixed charge ratio, leverage ratio and tangible net worth. Additionally, in June 1995, the Company completed a private placement of two million shares of its Common Stock, receiving net proceeds of approximately $32 million. The Company's shares were placed with various offshore institutional investors and the issuance was exempt from public registration pursuant to Regulation S of the

Securities Act of 1933, as amended. In August 1994, Orbital issued secured notes totaling approximately $24,200,000 to eight financial institutions, to support the August 1994 Acquisition. The notes have an average interest rate of approximately 8 3/4% and generally mature on a monthly basis over a three- to five- year period.

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

The Company's operations used net cash of approximately $8,178,000 in the six months ended June 30, 1995. The Company also incurred approximately $9,977,000 of investment related to the ORBCOMM System and $9,854,000 in capital expenditures related primarily to spacecraft production and test equipment.

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
     (c) (i) Election of five directors, each serving for a three-year term:

               Fred C. Alcorn
               --------------

               Votes:                 For:  16,447,193            Against:  0
                                      Withheld:  102,969          Abstain:  0
                                      Broker Non-Votes:           0

               Lennard A. Fisk
               ---------------

               Votes:                 For:  16,443,042            Against:  0
                                      Withheld:  107,120          Abstain:  0
                                      Broker Non-Votes:           0

               Jack L. Kerrebrock
               ------------------

               Votes:                 For:  16,447,643            Against:  0
                                      Withheld:  102,519          Abstain:  0
                                      Broker Non-Votes:           0

               David W. Thompson
               -----------------

               Votes:                 For:  16,451,464            Against:  0
                                      Withheld:  98,698           Abstain:  0
                                      Broker Non-Votes:           0

               James R. Thompson
               -----------------

               Votes:                 For:  16,451,363            Against:  0
                                      Withheld:  98,799           Abstain:  0
                                      Broker Non-Votes:           0

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

                     Votes:           For:  10,799,307            Against:  578,459
                                      Withheld:  0                Abstain:  269,670
                                      Broker Non-Votes:           4,902,726

               (iv)                   Ratification of selection of the Company's independent auditors.

                     Votes:           For:  16,377,182            Against:  61,786
                                      Withheld:  0                Abstain:  111,194
                                      Broker Non-Votes:           4,902,726

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10Q/A to be signed on its behalf by the undersigned there unto duly authorized.

                                       ORBITAL SCIENCES CORPORATION

DATED:  June 28, 2000                By:  /s/ Jeffrey V. Pirone
                                          ---------------------
                                     Jeffrey V. Pirone, Executive Vice President
                                     and Chief Financial Officer

                                  Exhibit Index

The following exhibits are filed as part of this report.

Exhibit No         Description
----------         -----------
4.7.1              Promissory Note dated as of June 14, 1995 made by Corporation and The Northwestern  Mutual Life Insurance Company (previously filed).

4.7.2              Note Agreement dated as of June 14, 1995 between the Corporation and the Northwestern  Mutual Life Insurance Company (previously filed).

10.5.1 Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995 (previously filed).

10.5.2             Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee
                   Directors, restated as of April 27, 1995 (previously filed).

10.6.3             Amendment No. 2 dated July 5, 1995 to the Credit Agreement dated September 27, 1994 among the Company, Orbital Imaging Corporation and Fairchild Space and Defense
                   Corporation, the Banks listed therein, Morgan Guaranty Trust Company of New York, as
                   Administrative Agent, and J.P. Morgan Delaware, as Collateral Agent (previously filed).

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