Form 10-Q/A
period 1995-09-30
ORBITAL SCIENCES CORP /DE/
filed 2000-06-28
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                              For the quarter ended

                               SEPTEMBER 30, 1995

                          ORBITAL SCIENCES CORPORATION

                         Commission file number 0-18287

                        DELAWARE                                                        06-1209561
----------------------------------------------------------           -------------------------------------------------
                (State of Incorporation)                                       (IRS Identification number)


                21700 ATLANTIC BOULEVARD
                 DULLES, VIRGINIA 20166                                               (703) 406-5000
----------------------------------------------------------           -------------------------------------------------
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

                                EXPLANATORY NOTE

Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the year ended December 31, 1995 and its condensed consolidated quarterly financial statements for 1995. This amendment includes in Item 1 such restated condensed consolidated financial statements and related footnotes thereto for the three and nine months ended September 30, 1995, and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                       1995                 1994
                                                                                 -----------------     ----------------
                                                                                    (RESTATED)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                                    $      11,200            $     21,156
   Short-term investments, at market                                                   32,697                  12,426
   Receivables, net                                                                    89,710                  94,236
   Inventories, net                                                                    25,980                  26,098
   Deferred income taxes and other current assets                                      12,218                   5,914
                                                                                    ------------          -------------
   TOTAL CURRENT ASSETS                                                               171,805                 159,830

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $32,932 and $33,432, respectively                               95,365                 102,061

INVESTMENTS IN AFFILIATES                                                              67,566                  54,721

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, less accumulated
   amortization of $12,177 and $10,042, respectively                                   70,517                  68,878

DEFERRED INCOME TAXES AND OTHER ASSETS                                                 19,313                  17,238

                                                                                    ------------          -------------
   TOTAL ASSETS                                                                 $     424,566            $    402,728
                                                                                    ============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings and current portion of long-term obligations           $       5,924            $     28,160
   Accounts payable                                                                    19,132                  14,961
   Accrued expenses                                                                    26,824                  37,439
   Payable to subcontractors                                                            2,071                  13,695
   Deferred revenues                                                                   20,730                  13,272
                                                                                    ------------          -------------
   TOTAL CURRENT LIABILITIES                                                           74,681                 107,527

LONG-TERM OBLIGATIONS, net of current portion                                          93,833                  81,163

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                            16,630                  11,992
                                                                                    ------------          -------------
   TOTAL LIABILITIES                                                                  185,144                 200,682

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred Stock, par value $.01; 10,000,000 shares authorized,
      no shares issued or outstanding                                                      --                      --
   Common stock, par value $.01; 40,000,000 shares authorized,
      22,679,643 and 20,170,196 shares outstanding,
      after deducting 15,735 shares held in treasury                                      227                     202
   Additional paid-in capital                                                         238,395                 201,328
   Unrealized gains (losses) on short-term investments                                    (80)                   (462)
   Retained earnings                                                                      880                     978
                                                                                    ------------          -------------
   TOTAL STOCKHOLDERS' EQUITY                                                         239,422                 202,046

                                                                                    ------------          -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     424,566            $    402,728
                                                                                    ============          =============


See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      FOR THE THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                ---------------------------------------
                                                                                      1995                  1994
                                                                                -----------------     -----------------
                                                                                   (RESTATED)
REVENUES                                                                          $      79,400       $       58,205
Costs of goods sold                                                                      58,020               40,891
                                                                                   ---------------     ----------------
GROSS PROFIT                                                                             21,380               17,314

Research and development expenses                                                         3,512                3,159
Selling, general and administrative expenses                                             12,415               10,184
Amortization of excess of purchase price over net assets acquired                           791                  567
                                                                                   ---------------     ----------------
INCOME FROM OPERATIONS                                                                    4,662                3,404

Net interest income (expense)                                                              (649)                (238)
Equity in earnings (losses) of affiliates                                                  (596)                (995)
                                                                                   ---------------     ----------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                  3,417                2,171

Provision for income taxes                                                                  944                  658

                                                                                   ===============     ================

NET INCOME                                                                        $       2,473       $        1,513
                                                                                   ===============     ================

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                                 $        0.11       $         0.08
                                                                                   ===============     ================

Shares used in computing net income
   per common and common equivalent share                                            22,986,160           19,213,903
                                                                                   ===============     ================

NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION                               $        0.11       $         0.08
                                                                                   ===============     ================

SHARES USED IN COMPUTING NET INCOME
   PER COMMON SHARE, ASSUMING FULL DILUTION                                          26,881,696           23,318,078
                                                                                   ===============     ================


See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                        -------------------------------------
                                                                                            1995                  1994
                                                                                        --------------       ----------------
                                                                                         (RESTATED)
REVENUES                                                                           $         212,786      $        156,880
Costs of goods sold                                                                          155,652               114,514
                                                                                        ---------------      ----------------
GROSS PROFIT                                                                                  57,134                42,366

Research and development expenses                                                             12,276                 9,665
Selling, general and administrative expenses                                                  35,240                24,656
Amortization of excess of purchase price over net assets acquired                              2,191                 1,375
                                                                                        ---------------      ----------------
INCOME FROM OPERATIONS                                                                         7,427                 6,670

Net interest income (expense)                                                                 (2,187)                  693
Equity in earnings (losses) of affiliates                                                       (234)               (1,539)
                                                                                        ---------------      ----------------
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                  5,006                 5,824

Provision for income taxes                                                                     2,727                 1,575
                                                                                        ---------------      ----------------

Income before cumulative effect of accounting change                                           2,279                 4,249
Cumulative effect of accounting change, net of tax                                            (2,377)                  --

                                                                                        ---------------      ----------------
NET INCOME (LOSS)                                                                                (98)                4,249
                                                                                        ===============      ================


NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
   Income before cumulative effect of accounting change                                         0.11                  0.23
   Cumulative effect of accounting change, net of tax                              $           (0.11)     $             --
                                                                                        ---------------      ----------------
                                                                                   $            0.00      $           0.23
                                                                                        ===============      ================

Shares used in computing net income (loss)
   per common and common equivalent share                                                 21,640,635            18,346,929
                                                                                        ===============      ================


NET INCOME (LOSS) PER COMMON SHARE, ASSUMING FULL DILUTION:
   Income before cumulative effect of accounting change                                         0.11                  0.21
   Cumulative effect of accounting change, net of tax                              $           (0.11)     $             --
                                                                                        ---------------      ----------------

                                                                                   $            0.00      $           0.21
                                                                                        ===============      ================

SHARES USED IN COMPUTING NET INCOME (LOSS)
   PER COMMON SHARE, assuming full dilution                                               21,640,635            22,452,493
                                                                                        ===============      ================



See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                         FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                   ---------------------------------------
                                                                                         1995                  1994
                                                                                   -----------------     -----------------
                                                                                      (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                                  $          (98)     $          4,249
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Depreciation and amortization expenses                                               13,186                 8,454
      Equity in (earnings) losses of affiliates                                               234                 1,539
      Cumulative effect of accounting change, net of tax                                    2,377                    --
   CHANGES IN ASSETS AND LIABILITIES:
      (Increase) decrease in contract receivables                                          13,852                 7,221
      (Increase) decrease in components inventory                                             118                  (970)
      (Increase) decrease in other current assets                                          (3,272)               (1,381)
      (Increase) decrease in deposits and other assets                                     (5,701)                3,621
      Increase (decrease) in payables and accrued expenses                                (21,725)               (8,671)
      Increase (decrease) in deferred revenue                                               7,667               (18,777)
      Increase (decrease) in deferred income taxes and other assets                         4,638                   604
                                                                                      --------------      ----------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                11,276                (4,111)
                                                                                      --------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                (16,620)              (18,262)
      Proceeds from sales of fixed assets                                                     125                    --
      Purchase of investment securities                                                   (24,199)               (8,916)
      Sale of investment securities                                                         4,310                14,210
      Investments in affiliates                                                           (12,374)              (10,539)
      Payment for business acquisition                                                         --               (40,718)
                                                                                      --------------      ----------------
        NET CASH USED IN INVESTING ACTIVITIES                                             (48,758)              (64,225)
                                                                                      --------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net short-term borrowings (repayments)                                              (22,649)               13,546
      Principal payments on long-term obligations                                          (3,917)                 (896)
      Proceeds from issuance of long-term obligations                                      20,000                24,200
      Net proceeds from issuances of common stock                                          34,092                 1,276
      Adjustment to recast pooled companies' year end                                          --                (1,138)
                                                                                      --------------      ----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                          27,526                36,988
                                                                                      --------------      ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (9,956)              (31,348)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             21,156                49,458
                                                                                      --------------      ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $       11,200      $         18,110
                                                                                      ==============      ================


See accompanying notes to condensed consolidated financial statements.

                      ORBITAL SCIENCES CORPORATION NOTES TO
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("the Commission"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Operating results for the three- and nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results expected for the full year.

Orbital Sciences Corporation is hereafter referred to as "Orbital" or the "Company."

(1)        RESTATEMENTS

Management has determined to restate its previously issued consolidated financial statements for 1995 with respect to its accounting treatment for capitalized costs and certain other matters. For a full description of the restatement matters, refer to Notes 1A and 16 to the Company's consolidated financial statements included in the Company's 1995 Annual Report on Form 10K/A previously filed with the Commission.

The effect of the restatement matters on the company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows (in thousands, except per share data):


                                                     QUARTER ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1995               SEPTEMBER 30, 1995
                                            -----------------------------------------------------------------
RESTATED:
Revenues                                            $           79,400                $          212,786
Gross Profit                                                    21,380                            57,134
Income from operations                                           4,662                             7,427
Net income (loss)                                                2,473                               (98)
Net income (loss) per common share                                0.11                              0.00
Net income (loss) per dilutive share                              0.11                              0.00



                                                     QUARTER ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1995               SEPTEMBER 30, 1995
                                             -----------------------------------------------------------------


AS PREVIOUSLY REPORTED:

Revenues                                             $           79,172                $          212,102
Gross profit                                                     21,321                            56,957
Income from operations                                            4,662                             7,427
Net income (loss)                                                 2,202                              (717)
Net income (loss) per common share                                 0.10                             (0.03)
Net income per dilutive share                                      0.10                             (0.03)

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

The Company adopted the provisions of SFAS 121 during the quarter ended March 31, 1995. As a result, as of January 1, 1995 Orbital recorded a cumulative adjustment for a change in accounting principle of $2,377,000, net of tax benefit of $1,783,000, related to the impairment in the carrying amount of certain assets to be disposed of that supported its orbit transfer vehicle product line. The effect of adopting SFAS 121 on income from continuing operations for the quarter and nine months ended September 30, 1995 was not material.

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

(4)        EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

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

(5)        INVESTMENTS IN AFFILIATES

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

(6)        DEBT

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

(11)       BUSINESS COMBINATION

On August 31, 1995, Orbital signed an agreement (the "Combination Agreement") to acquire MacDonald, Dettwiler and Associates Ltd. ("MDA"), a leading supplier of commercial remote sensing ground stations, headquartered in Vancouver, British Columbia. During its recently completed fiscal year ended March 31, 1995, MDA reported pre-tax income of approximately US $5,500,000 on sales of approximately US $80,000,000. The transaction will be structured as a tax-free merger and accounted for as a pooling of interests.

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

Revenues. Orbital's revenues for the three-month periods ended September 30, 1995 and 1994 were $79,400,000 and $58,205,000, respectively. The Company's revenues for the nine-month periods ended September 30, 1995 and 1994 were $212,786,000 and $156,880,000, respectively.

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

For the three months ended September 30, 1995, spacecraft systems revenues increased to $32,337,000 from $11,043,000 in the 1994 period, and revenues for the nine-month period ended September 30, 1995 were $61,238,000 as compared to $26,775,000 in the same period in 1994. The increase in spacecraft system sales is primarily due to additional revenues generated from the Company's Germantown operations, acquired in August 1994 (the "Germantown Acquisition") and from sales to ORBCOMM Global. The 1995 and 1994 three-month periods included $19,198,000 and $3,685,000, respectively, in sales of MicroStar spacecraft to ORBCOMM Global. Revenues generated from sales of space sensors and instruments of $2,028,000 during the 1995 quarter decreased from the comparable 1994 quarter sales of $4,591,000. Space sensors and instruments sales were $8,575,000 and $13,363,000 for the 1995 and 1994 nine- month periods, respectively, and are expected to remain lower than 1994 levels throughout 1995.

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

Revenues from the Company's newly established Advanced Projects Group were $2,489,000 during the third quarter of 1995 and $12,349,000 for the first nine months of 1995 as a result of work performed under a cooperative agreement with NASA awarded earlier in 1995 for the development of a new small reusable launch vehicle and under contract to the U.S. Government's Advanced Research Projects Agency for the preliminary design of a new advanced unmanned, long-duration, high-flying aircraft.

Gross Profit. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the three-month periods ended September 30, 1995 and 1994 was $21,380,000 and $17,314,000, respectively. Gross margin for the nine-month periods ended September 30, 1995 and 1994 was $57,134,000 and $42,366,000, respectively. Gross profit margin as a percentage of sales for those periods was approximately 26.9% and 29.7%, respectively, and 26.9% and 27.0%, respectively. The decreasing gross profit margin as a percentage of sales during 1995 is primarily attributable to cost increases on the Pegasus program as a result of the Pegasus XL failures in June of 1994 and 1995, which more than offset increased margins for spacecraft systems and navigation and positioning products.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the three months ended September 30, 1995 and 1994 were $12,415,000 (or 15.6% of revenues) and $10,184,000 (or 17.5%
of revenues), respectively. Selling, general and administrative expenses for the nine months ended September 30, 1995 and 1994 were $35,240,000 (or 16.6% of revenues) and $24,656,000 (or 15.7% of revenues), respectively. The increase in selling, general and administrative expenses during 1995 as compared to 1994 was primarily attributable to substantially expanded marketing efforts related to the Company's ORBCOMM project, various remote sensing systems, and to the Germantown Acquisition.

Interest Income and Interest Expense. Net interest expense was $649,000 for the three months ended September 30, 1995 as compared to net interest expense of $238,000 during the 1994 quarter. Net interest expense for the 1995 nine-month period was $2,187,000 as compared to $693,000 of net interest income for the 1994 nine-month period. Interest income for the periods reflects interest earnings on short-term investments. Interest expense is primarily for outstanding amounts on Orbital's revolving credit facility, on the Company's public debentures, on acquisition debt incurred for the Germantown Acquisition and, in 1995, on private debt issued in June 1995. Interest expense has been reduced by capitalized interest of $4,040,000 and $3,900,000 for the 1995 and 1994 nine-month periods, respectively.

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

Provision for Income Taxes. The Company recorded an income tax provision of $944,000 and $658,000 for the three-month periods ended September 30, 1995 and 1994, respectively, and provisions of $2,727,000 and $1,575,000, respectively, for the nine-month periods ended September 30, 1995 and 1994. The Company records its interim income tax provisions based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

Cash, cash equivalents and short-term investments were $43,897,000 at September 30, 1995, and the Company had short-term and long-term debt obligations outstanding of approximately $99,757,000. The outstanding debt relates primarily to secured notes issued in connection with the Germantown Acquisition, unsecured notes issued in 1995, fixed asset financings and the Company's public debentures. During the quarter ended June 30, 1995, Orbital converted approximately $3,000,000 of its convertible debentures at the request of certain debenture holders, issuing approximately 209,000 shares of Common Stock.

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

The Company's operations provided net cash of approximately $11,276,000 in the nine months ended September 30, 1995. The Company also invested approximately $12,374,000 in its ORBCOMM project and $16,620,000 in capital expenditures related primarily to spacecraft production and test equipment and various remote sensing and Earth observation satellite systems.

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

On August 31, 1995, Orbital signed an agreement (the "Combination Agreement") to acquire MacDonald, Dettwiler and Associates Ltd. ("MDA"), a leading supplier of commercial remote sensing ground stations, headquartered in Vancouver, British Columbia. During its recently completed fiscal year ended March 31, 1995, MDA reported pre-tax income of approximately US$5,500,000 on sales of approximately US$80,000,000. Pursuant to the terms of the Combination Agreement, a newly formed Canadian subsidiary of Orbital will issue exchangeable preferred shares (the "Exchangeable Shares") for all of MDA's outstanding common stock based on an exchange ratio to be determined according to the average closing price of Orbital's stock in the month prior to closing. The Exchangeable Shares will be exchangeable on a one- for-one basis for Orbital common stock. The transaction is expected to close by the end of November.

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

                3 By-laws of Orbital Sciences Corporation, as amended on July 27, 1995 (previously filed).

             10.1         First Amendment, dated as of June 30, 1995, to Note
                          Agreement between the Company and The Northwestern
                          Mutual Life Insurance Company dated as of June 1,
                          1995 (previously filed).

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