Form 10-Q/A
period 1996-03-31
ORBITAL SCIENCES CORP /DE/
filed 2000-06-28
CIK 820736

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

                                EXPLANATORY NOTE

         Orbital Sciences Corporation ("Orbital") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for 1996 and 1995. This amendment includes in
Item 1 such restated condensed consolidated financial statements for the three months ended March 31, 1996, and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,          DECEMBER 31,
                                                                                            1996                1995
                                                                                       ---------------     ---------------
                                                                                         (RESTATED)          (RESTATED)

ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $      6,662         $    15,317
   Short-term investments, at market                                                          11,168              19,713
   Receivables, net                                                                          127,301             116,761
   Inventories, net                                                                           38,633              38,527
   Deferred income taxes and other assets                                                      7,856               6,886
                                                                                       ---------------     ---------------
   TOTAL CURRENT ASSETS                                                                      191,620             197,204

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $57,286 and $53,067, respectively                                      91,169              91,538

SATELLITE SYSTEMS, AT COST, LESS ACCUMULATED
   depreciation of $753 and $547, respectively                                                15,760              14,363

INVESTMENTS IN AFFILIATES                                                                     80,669              75,020

GOODWILL, less accumulated amortization of $14,416 and $13,697, respectively                  75,037              75,395

DEFERRED INCOME TAXES AND OTHER ASSETS                                                        20,272              19,380
                                                                                       ---------------     ---------------
   TOTAL ASSETS                                                                         $    474,527         $   472,900
                                                                                       ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                   $     24,675         $    11,907
   Accounts payable                                                                           21,411              25,903
   Accrued expenses                                                                           33,595              36,563
   Payable to subcontractors                                                                  12,475              11,552
   Deferred revenues                                                                          31,667              32,501
                                                                                       ---------------     ---------------
   TOTAL CURRENT LIABILITIES                                                                 123,823             118,426

LONG-TERM OBLIGATIONS, net of current portion                                                 93,470              96,990

OTHER LIABILITIES                                                                             16,747              19,740
                                                                                       ---------------     ---------------
   TOTAL LIABILITIES                                                                         234,040             235,156

NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                            (678)               (422)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A Special Voting Preferred Stock, par value $.01;
     1 share authorized and outstanding                                                           --                  --
   Class B Preferred Stock, no par value;
     10,000 shares authorized and outstanding                                                     --                  --
   Preferred Stock, par value $.01; 10,000,000 shares authorized,
     no shares issued or outstanding                                                              --                  --
   Common Stock, par value $.01; 40,000,000 shares authorized, 26,828,848 and
     26,766,029 shares outstanding, after deducting 15,735 shares held in treasury               269                 268
   Additional paid-in capital                                                                248,008             247,580
   Unrealized gains on short-term investments                                                     66                  68
   Cumulative translation adjustment                                                          (3,749)             (3,356)
   Retained earnings (deficit)                                                                (3,429)             (6,394)
                                                                                       ---------------     ---------------
   TOTAL STOCKHOLDERS' EQUITY                                                                241,165             238,166

                                                                                       ---------------     ---------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    474,527         $   472,900
                                                                                       ===============     ===============

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         ---------------------------------
                                                                                              1996              1995
                                                                                         ---------------    --------------
                                                                                           (RESTATED)        (RESTATED)
REVENUES                                                                                  $    104,801       $    89,203
Costs of goods sold                                                                             71,738            63,631
                                                                                         ---------------    --------------
GROSS PROFIT                                                                                    33,063            25,572

Research and development expenses                                                                6,904             5,052
Selling, general and administrative expenses                                                    19,903            15,167
Amortization of goodwill                                                                           798               739
                                                                                         ---------------    --------------
INCOME FROM OPERATIONS                                                                           5,458             4,614

Net interest expense                                                                              (178)             (540)
Equity in earnings (losses) of affiliates                                                       (2,242)              427
Non-controlling interests in (earnings) losses of
   consolidated subsidiaries                                                                       257                --
                                                                                         ---------------    --------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                         3,295             4,501

Provision for income taxes                                                                         330             3,111
                                                                                         ---------------    --------------

Income before cumulative effect of accounting changes                                            2,965             1,390

Cumulative effect of accounting changes, net of taxes                                               --            (2,377)

                                                                                         ---------------    --------------
NET INCOME (LOSS)                                                                         $      2,965       $      (987)
                                                                                         ===============    ==============

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
   Income before cumulative effect of accounting changes                                  $       0.11       $      0.06
   Cumulative effect of accounting changes                                                          --             (0.10)
                                                                                         ---------------    --------------
                                                                                          $       0.11       $     (0.04)
                                                                                         ===============    ==============

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE                                                                  27,154,259        24,742,033
                                                                                         ===============    ==============

NET INCOME (LOSS) PER COMMON SHARE, assuming dilution:
   Income before cumulative effect of accounting changes                                  $       0.11       $      0.06
   Cumulative effect of accounting changes                                                          --             (0.10)
                                                                                         ---------------    --------------
                                                                                          $       0.11       $     (0.04)
                                                                                         ===============    ==============

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE,
   assuming dilution                                                                        31,050,110        24,742,033
                                                                                         ===============    ==============




See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         ---------------------------------
                                                                                              1996              1995
                                                                                         ---------------    --------------
                                                                                           (RESTATED)        (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                         $      2,965       $      (987)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
     Depreciation and amortization expenses                                                      6,117             4,239
     Equity in (earnings) losses of affiliates                                                   2,242               427
     Non-controlling interests in earnings (losses) of affiliates                                 (257)               --
     Cumulative effect of accounting change                                                         --             2,377
     Foreign currency translation adjustment                                                      (393)               --
   CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in current and other non-current assets                               (13,352)           (4,794)
     (Increase) decrease in current and other non-current liabilities                          (11,044)          (14,726)
                                                                                         ---------------    --------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (13,722)          (13,464)
                                                                                         ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                       (5,659)           (2,527)
     Proceeds from sales of fixed assets                                                            --               125
     Sale of investment securities                                                               8,543             3,061
     Investments in affiliates                                                                  (7,494)           (1,719)
                                                                                         ---------------    --------------
       NET CASH USED IN INVESTING ACTIVITIES                                                    (4,610)           (1,060)
                                                                                         ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                     12,700              (901)
     Principal payments on long-term obligations                                                (3,452)             (845)
     Net proceeds from issuances of common stock                                                   429               535
     Adjustment to recast pooled companies' year end                                                --            (1,050)
                                                                                         ---------------    --------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       9,677            (2,261)
                                                                                         ---------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (8,655)          (16,785)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  15,317            27,919
                                                                                         ===============    ==============
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $      6,662       $    11,134
                                                                                         ===============    ==============




See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1996 AND 1995 (UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995. Operating results for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results expected for the full year.

Orbital Sciences Corporation is hereafter referred to as "Orbital" or the "Company."

(1)  RESTATEMENT

Management has determined to restate its previously issued consolidated financial statements for 1996 and 1995 with respect to its accounting treatment for certain matters, including among other things, its accounting for equity method investments, capitalized costs and certain other matters. For a full description of the restatement matters, refer to Notes 1A and 14 to the Company's consolidated financial statements included in the company's 1996 Annual Report on 10-K/A previously filed with the Commission.

The effect of the restatement matters on the Company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:

                                                   QUARTER ENDED      QUARTER ENDED
      (in thousands, except share data)            MARCH 31, 1996     MARCH 31, 1995
                                                   --------------     --------------
      RESTATED:
      Revenues                                     $104,801           $89,203
      Gross profit                                   33,063            25,572
      Income from operations                          5,458             4,614
      Net income(loss)                                2,965              (987)
      Net income(loss) per common share                0.11             (0.04)
      Net income(loss) per common share,
      assuming dilution                                0.11               N/A

      AS PREVIOUSLY REPORTED:
      Revenues                                     $104,894           $88,975
      Gross profit                                   32,312            25,513
      Income from operations                          5,872             4,614
      Net income (loss)                               3,128            (1,142)
      Net income (loss) per common share               0.12             (0.05)
      Net income (loss) per common share,
      assuming dilution                                0.12               N/A


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

(3)  COMMON STOCK AND INCOME PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this discussion constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition, factors such as general economic and business conditions, product performance, market acceptance of products and technologies, and dependence upon long-term contracts with commercial and government customers impact the Company's revenues, expenses and gross profit from period to period. (Refer to Exhibit 99, previously filed, for further discussion of some of these factors.)

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

Certain of the 1996 and 1995 financial information has been restated. See Note 1 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

REVENUES. Orbital's revenues for the three-month periods ended March 31, 1996 and 1995 were $104,801,000 and $89,203,000, respectively.

SPACE-TECHNOLOGY PRODUCTS

Revenues from the Company's orbital launch vehicle products increased to $13,987,000 in the first quarter of 1996, from $7,578,000 in the first quarter of 1995. The significant increase in revenues in 1996 is attributable primarily to the resumption of production of the Company's Pegasus XL launch vehicle leading up to and following its first successful launch in March 1996. Revenues from suborbital and other launch vehicle products decreased to $5,253,000 in the 1996 quarter as compared to $9,511,000 in the 1995 quarter.

For the three months ended March 31, 1996, satellite systems revenues increased to $22,541,000 from $14,519,000 in the 1995 quarter. The increase in satellite system sales is primarily due to additional revenues generated from new satellite orders and to increased sales to ORBCOMM Global L.P. Revenues generated from sales of space sensors and instruments of $3,163,000 during the 1996 quarter decreased slightly from the comparable 1995 quarter sales of $3,485,000.

Revenues from electronics systems were approximately $13,319,000 for the three months ended March 31, 1996 as compared to $14,969,000 in the 1995 period. The decrease in revenues is primarily a result of fewer orders received during the 1996 quarter.

Revenues from the Company's satellite ground systems and other software products were $23,305,000 in 1996 as compared to $20,634,000 in 1995. The 1996 increase reflects work performed on new contract awards.

SATELLITE-PROVIDED SERVICES

Revenues from sales of navigation and communications products increased to $22,768,000 for the 1996 quarter as compared to $11,586,000 for the 1995 period, primarily due to a substantial increase in unit sales offset, in part, by lower unit prices, for GPS navigators.

The Company's ORBCOMM and ORBIMAGE start-up businesses generated service revenues of less than $1,000,000 in the 1996 quarter.

GROSS PROFIT. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the first quarter of 1996 was $33,063,000, as compared to $25,572,000 in the 1995 first quarter. Gross profit margin as a percentage of sales for those periods was approximately 32% and 29%, respectively. During the first quarter of 1996, the Company recognized an increase in gross profit of $2,523,000 related to the write-off or expiration of certain Canadian development loans no longer required or not expected to be repaid. The increased gross profit margin as a percentage of sales in 1996 is also attributable to the resumption of Pegasus production after launch failures in June, 1994 and June, 1995.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended March 31, 1996 and 1995 were $6,904,000 and $5,052,000, respectively. Research and development expenses in 1996 relate primarily to the development of new or improved navigation and communications products, new or improved launch vehicles and new satellite programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the first quarters of 1996 and 1995 were $19,903,000 (or 19% of revenues) and $15,167,000 (or 17% of revenues), respectively. The increase in selling, general and administrative expenses during 1996 as compared to 1995 was primarily attributable to substantially expanded marketing efforts related to the Company's ORBCOMM and ORBIMAGE projects.

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense was $178,000 and $540,000 for the three months ended March 31, 1996 and 1995, respectively. Interest income for the periods reflects interest earnings on short-term investments. Interest expense is primarily for outstanding amounts on Orbital's revolving credit facility, on the Company's public debentures, and on secured and unsecured debt. Interest expense has been reduced by capitalized interest of $2,005,000 and $1,204,000 in 1996 and 1995, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses consolidated subsidiaries for the first quarters of 1996 and 1995 were ($1,985,000) and $427,000, respectively. These amounts represent elimination of 50% of the profits on sales to ORBCOMM Global L.P., as well as the Company's pro rata share of ORBCOMM Global L.P.'s and ORBCOMM USA L.P.'s current period earnings and losses.

PROVISION FOR INCOME TAXES. The Company recorded an income tax provision of $330,000 and $3,111,000 for the three-month periods ended March 31, 1996 and 1995, respectively. The Company records its interim income tax provisions based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

The Company's operations used net cash of approximately $13,722,000 in the first quarter of 1996. The Company also invested approximately $7,494,000 in its ORBCOMM project and incurred $5,659,000 in capital expenditures related primarily to ORBIMAGE satellite remote sensing systems and spacecraft production and test equipment.

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

         (b)   Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ORBITAL SCIENCES CORPORATION

DATED:  June 28, 2000            By: /s/ Jeffrey V. Pirone
                                    --------------------------------------------
                                    Jeffrey V. Pirone, Executive Vice President,
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

            The following exhibits are filed as part of this report.

                 EXHIBIT NO.                                      DESCRIPTION
                 -----------   ------------------------------------------------------------------------------
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

                    99         Important Factors Regarding Forward-Looking Statements (previously filed).
