Form 10-Q/A
period 1996-06-30
ORBITAL SCIENCES CORP /DE/
filed 2000-06-28
CIK 820736

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

                                EXPLANATORY NOTE

         Orbital Sciences Corporation ("Orbital") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for 1996 and 1995. This amendment includes in
Item 1 such restated condensed consolidated financial statements for the three and six months ended June 30, 1996, and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,          DECEMBER 31,
                                                                                            1996                1995
                                                                                       ---------------     ---------------
                                                                                         (RESTATED)          (RESTATED)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                            $     14,112        $     15,317
   Short-term investments, at market                                                          10,113              19,713
   Receivables, net                                                                          126,506             116,761
   Inventories, net                                                                           38,475              38,527
   Deferred income taxes and other assets                                                      5,817               6,886
                                                                                       ---------------     ---------------
   TOTAL CURRENT ASSETS                                                                      195,023             197,204

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $59,074 and $53,067, respectively                                      94,850              91,538

SATELLITE SYSTEMS, AT COST, LESS ACCUMULATED
   depreciation of $958 and $547, respectively                                                19,667              14,363

INVESTMENTS IN AFFILIATES                                                                     84,137              75,020

GOODWILL, less accumulated amortization of $15,203 and $13,697, respectively                  74,660              75,395

DEFERRED INCOME TAXES AND OTHER ASSETS                                                        18,458              19,380
                                                                                       ---------------     ---------------
   TOTAL ASSETS                                                                         $    486,795        $    472,900
                                                                                       ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                   $     42,513        $     11,907
   Accounts payable                                                                           18,548              25,903
   Accrued expenses                                                                           34,798              36,563
   Payable to subcontractors                                                                   5,592              11,552
   Deferred revenues                                                                          31,659              32,501
                                                                                       ---------------     ---------------
   TOTAL CURRENT LIABILITIES                                                                 133,110             118,426

LONG-TERM OBLIGATIONS, net of current portion                                                 92,351              96,990

OTHER LIABILITIES                                                                             17,359              19,740
                                                                                       ---------------     ---------------
   TOTAL LIABILITIES                                                                         242,820             235,156

NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                            (875)               (422)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized: Series A
     Special Voting Preferred Stock, 1 share authorized and outstanding
     Class B Preferred Stock, 10,000 shares authorized and outstanding                            --                  --
   Common Stock, par value $.01; 40,000,000 shares authorized,
     26,926,758 and 26,766,029 shares outstanding,
     after deducting 15,735 shares held in treasury                                              269                 268
   Additional paid-in capital                                                                248,738             247,580
   Unrealized gains (losses) on short-term investments                                           (12)                 68
   Cumulative translation adjustment                                                          (3,771)             (3,356)
   Accumulated deficit                                                                          (374)             (6,394)
                                                                                       ---------------     ---------------
   TOTAL STOCKHOLDERS' EQUITY                                                                244,850             238,166
                                                                                       ---------------     ---------------
                                                                                                                       $
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   486,795             472,900
                                                                                       ===============     ===============

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                         ---------------------------------
                                                                                              1996              1995
                                                                                         ---------------    --------------
                                                                                           (RESTATED)        (RESTATED)

Revenues                                                                                  $    115,063       $    81,994
Costs of goods sold                                                                             82,727            61,205
                                                                                         ---------------    --------------
Gross Profit                                                                                    32,336            20,789

Research and development expenses                                                                5,534             5,282
Selling, general and administrative expenses                                                    19,829            15,660
Amortization of goodwill                                                                           782               819
                                                                                         ---------------    --------------
Income (loss) from operations                                                                    6,191              (972)

Net interest expense                                                                              (444)             (818)
Equity in earnings (losses) of affiliates                                                       (2,696)              (65)
Non-controlling interests in (earnings) losses of
   consolidated subsidiaries                                                                       341                --
                                                                                         ---------------    --------------
Income (loss) before provision (benefit) for income taxes                                        3,392            (1,855)

Provision (benefit) for income taxes                                                               338              (423)
                                                                                         ---------------    --------------
Net income (loss)                                                                         $      3,054       $    (1,432)
                                                                                         ===============    ==============

Net income (loss) per common and common equivalent share                                  $       0.11       $     (0.06)
                                                                                         ===============    ==============

Shares used in computing net income (loss)
   per common and common equivalent share                                                   27,378,722        25,307,950
                                                                                         ===============    ==============


Net income (loss) per common share, assuming dilution                                     $       0.11       $     (0.06)
                                                                                         ===============    ==============

Shares used in computing net income (loss)
   per common share, assuming  dilution                                                     31,303,789        25,307,950
                                                                                         ===============    ==============

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             FOR THE SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                         ---------------------------------
                                                                                              1996              1995
                                                                                         ---------------    --------------
                                                                                           (RESTATED)        (RESTATED)

Revenues                                                                                  $    219,864       $   171,197
Costs of goods sold                                                                            154,464           124,836
                                                                                         ---------------    --------------
Gross Profit                                                                                    65,400            46,361

Research and development expenses                                                               12,438            10,334
Selling, general and administrative expenses                                                    39,731            30,827
Amortization of excess of purchase price over net assets acquired                                1,580             1,558
                                                                                         ---------------    --------------
Income from operations                                                                          11,651             3,642

Net interest expense                                                                              (622)           (1,359)
Equity in earnings (losses) of affiliates                                                       (4,938)              362
Non-controlling interests in (earnings) losses of
   consolidated subsidiaries                                                                       598                --
                                                                                         ---------------    --------------
Income before provision for income taxes
   and cumulative effect of accounting changes                                                   6,689             2,645

Provision for income taxes                                                                         669             2,688
                                                                                         ---------------    --------------

Income (loss) before cumulative effect of accounting changes                                     6,020               (43)

Cumulative effect of accounting changes, net of taxes                                               --            (2,377)
                                                                                         ---------------    --------------
Net income (loss)                                                                         $      6,020       $    (2,420)
                                                                                         ===============    ==============


Net income (loss) per common and common equivalent share:
   Income (loss) before cumulative effect of accounting changes                           $       0.22       $     (0.00)
   Cumulative effect of accounting changes                                                          --             (0.10)
                                                                                         ---------------    --------------
                                                                                          $       0.22       $     (0.10)
                                                                                         ===============    ==============

Shares used in computing net income (loss)
   per common and common equivalent share                                                   27,270,385        25,041,485
                                                                                         ===============    ==============


Net income (loss) per common share, assuming  dilution:
   Income (loss) before cumulative effect of accounting changes                           $       0.22       $     (0.00)
   Cumulative effect of accounting changes                                                          --             (0.10)
                                                                                         ---------------    --------------
                                                                                          $       0.22       $     (0.10)
                                                                                         ===============    ==============

Shares used in computing net income (loss)
   per common share, assuming  dilution                                                     31,260,083        25,041,485
                                                                                         ===============    ==============

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                             FOR THE SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                         ---------------------------------
                                                                                              1996              1995
                                                                                         ---------------    --------------
                                                                                           (RESTATED)        (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                         $      6,020       $    (2,420)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
     Depreciation and amortization expenses                                                     11,628            10,370
     Equity in (earnings) losses of affiliates                                                   4,938                74
     Non-controlling interests in earnings (losses) of consolidated subsidiaries                  (598)               --
     Gain (loss) on sale of fixed assets and investments                                           (17)               --
     Cumulative effect of accounting change                                                         --             2,377
     Foreign currency translation adjustment                                                      (415)              994
   CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in current and non-current assets                                      (8,409)           14,480
     (Increase) decrease in current and non-current liabilities                                (19,189)          (28,502)
                                                                                         ---------------    --------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      (6,042)           (2,627)
                                                                                         ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                      (12,908)          (10,275)
     Investments in Satellite Systems                                                           (5,715)               --
     Proceeds from sales of fixed assets                                                            --               125
     Purchases, sales and maturities of investment securities, net                               9,569            (8,773)
     Investments in affiliates                                                                 (13,235)           (9,689)
                                                                                         ---------------    --------------
       NET CASH USED IN INVESTING ACTIVITIES                                                   (22,289)          (28,612)
                                                                                         ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Short-term borrowings net of (repayments)                                                  30,200           (16,435)
     Principal payments on long-term obligations                                                (4,114)           (2,933)
     Proceeds from issuance of long-term obligations                                                --            21,143
     Net proceeds from issuances of common stock                                                 1,040            33,246
     Adjustment to recast pooled companies' year end                                                --            (1,050)
                                                                                         ---------------    --------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                27,126            33,971
                                                                                         ---------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (1,205)            2,732


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  15,317            27,919
                                                                                         ---------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $     14,112       $    30,651
                                                                                         ===============    ==============

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1996 AND 1995 (UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of results expected for the full year.

Orbital Sciences Corporation is hereafter referred to as "Orbital" or the "Company."

(1)      RESTATEMENT

Management has determined to restate its previously issued consolidated financial statements for 1996 and 1995 with respect to its accounting treatment for certain matters, including among other things, its accounting for equity method investments, capitalized costs and certain other matters. For a full description of the restatements matters, refer to Notes 1A and 14 to the Company's consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K/A previously filed with the Commission.

The effect of the restatement matters on the Company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:

                                             QUARTER ENDED           SIX MONTHS ENDED
(in thousands, except share data)               JUNE 30,                 JUNE 30,
                                          ---------------------    ---------------------

1996 RESTATED:
Revenues                                       $     115,063            $     219,864
Gross profit                                          32,336                   65,400
Income from operations                                 6,191                   11,651
Net income                                             3,054                    6,020
Net income per common share                             0.11                     0.22
Net income per common share, assuming
dilution                                                0.11                     0.22

                                             QUARTER ENDED           SIX MONTHS ENDED
                                                JUNE 30,                 JUNE 30,
                                          ---------------------    ---------------------

1996 AS PREVIOUSLY REPORTED:
Revenues                                       $     116,512            $     221,406
Gross profit                                          32,888                   65,200
Income  from operations                                7,324                   13,196
Net income                                             3,839                    6,967
Net income per common share                             0.14                     0.26
Net income per common share, assuming
dilution                                                0.14                     0.26

1995 RESTATED:
Revenues                                        $     81,994            $     171,197
Gross profit                                          20,789                   46,361
Income (loss) from operations                          (972)                    3,642
Net loss                                             (1,432)                  (2,420)
Net loss per common and dilutive share                (0.06)                   (0.10)

1995 AS PREVIOUSLY REPORTED:
Revenues                                        $     81,766            $     170,741
Gross profit                                          20,730                   46,243
Income (loss) from operations                          (972)                    3,642
Net loss                                             (1,626)                  (2,768)
Net loss per common and dilutive share                (0.07)                   (0.11)

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

(5)      STOCKHOLDERS' EQUITY AND COMMON STOCK

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

(6)      INVESTMENTS IN AFFILIATES

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

(7)      DEBT

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

(8)      RECLASSIFICATIONS

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

REVENUES. Orbital's revenues for the three-month periods ended June 30, 1996 and 1995 were $115,063,000 and $81,994,000, respectively. Revenues for the six-month periods ended June 30, 1996 and 1995 were $219,864,000 and $171,197,000, respectively.

SPACE INFRASTRUCTURE SYSTEMS

Revenues from the Company's space infrastructure systems totaled $96,050,000 and $66,729,000 for the three months ended June 30, 1996 and 1995, respectively, and $177,618,000 and $140,219,000 for the six months ended June 30, 1996 and 1995, respectively. Space infrastructure revenues include sales to ORBCOMM Global, L.P. ("ORBCOMM") of $15,762,000 and $3,395,000 for the second quarter of 1996 and 1995, respectively. Infrastructure sales to ORBCOMM for the six month periods ended June 30, 1996 and June 30, 1995 were $29,470,000 and $3,395,000, respectively.

Revenues from the Company's launch systems increased to $26,089,000 in the second quarter of 1996, from $17,549,000 in the second quarter of 1995. Launch systems revenues were $45,329,000 for the six months ended June 30, 1996 as compared to $34,638,000 for the comparable 1995 period. The significant increase in revenues in 1996 is attributable primarily to the resumption of production and launch of the Company's Pegasus XL launch vehicle. Orbital has successfully completed all three of its Pegasus launches to date in 1996, consisting of two Pegasus XL launches and one standard Pegasus launch. Additionally, revenues generated from the Company's Taurus launch vehicle also increased as a result of work performed on two orders received subsequent to June 30, 1995.

For the three months ended June 30, 1996, satellite systems revenues increased to $28,000,000 from $14,382,000 in the 1995 quarter. Satellite systems revenues were $50,541,000 for the six months ended June 30, 1996 as compared to $28,901,000 for the comparable 1995 period. The increase in satellite systems sales is primarily due to additional revenues generated from new satellite orders from government and commercial customers, including 1996 sales to ORBCOMM.

Revenues from electronics and sensors systems were approximately $21,367,000 for the three months ended June 30, 1996 as compared to $17,621,000 for the comparable 1995 period. Electronics and sensors systems revenues were $37,849,000 for the six months ended June 30, 1996 as compared to $38,869,000 for the comparable 1995 period. The increase in revenues for the quarter ending June 30, 1996 as compared to the quarter ending June 30, 1995 is primarily a result of work performed on defense electronics and transportation management systems orders received during 1996.

Revenues from the Company's satellite ground systems and other software products were $20,594,000 in the second quarter of 1996 as compared to $17,177,000 for the comparable 1995 period. Satellite ground systems revenues were $43,899,000 for the six months ended June 30, 1996 as compared to $37,811,000 for the comparable 1995 period. The 1996 increase in revenues reflects work performed on new contract awards received in 1995.

SATELLITE ACCESS PRODUCTS

Revenues from sales of navigation and communications products increased to $18,688,000 for the second quarter of 1996 as compared to $12,341,000 for the comparable 1995 period, primarily due to a substantial increase in unit sales offset, in part, by lower unit prices, for GPS navigators. Satellite access product revenues were $41,456,000 for the six months ended June 30, 1996 as compared to $23,927,000 for the comparable 1995 period.

SATELLITE-PROVIDED SERVICES

The Company's satellite-based services include communications and information services. Orbital's subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), is seeking to develop and market a broad range of satellite remote sensing-based information services. The Company's ORBCOMM USA, L.P. and ORBIMAGE start-up businesses generated service revenues of approximately $325,000 in the 1996 second quarter, and $790,000 for the six months ended June 30, 1996.

GROSS PROFIT. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the second quarter of 1996 was $32,336,000, as compared to $20,789,000 for the comparable 1995 period. Gross profit margin as a percentage of sales for those periods was approximately 28% and 25%, respectively. The Company's gross profit for the first half of 1996 was $65,400,000, as compared to $46,361,000 for the first half of 1995. Gross profit margin as a percentage of sales for those periods was approximately 30% and 27%, respectively. During 1996, the Company recognized an increase in gross profit of $2,523,000 related to the write-off or expiration of certain Canadian development loans no longer required or not expected to be repaid. The increased gross profit margin as a percentage of sales in 1996 is also attributable to the resumption of Pegasus production after launch failures in June 1994 and June 1995.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended June 30, 1996 and 1995 were $5,534,000 and $5,282,000, respectively. Research and development expenses during the six-month periods ended June 30, 1996 and 1995 were $12,438,000 and $10,334,000, respectively.
Research and development expenses in 1996 relate primarily to the development of new or improved navigation and communications products, improved launch vehicles and new satellite programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the second quarters of 1996 and 1995 were $19,829,000 (or 17% of revenues) and $15,660,000 (or 19% of revenues), respectively. Selling, general and administrative expenses for the first half of 1996 and 1995 were $39,731,000 (or 18% of revenues) and $30,827,000 (or 18% of revenues), respectively.

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense was $444,000 and $818,000 for the three months ended June 30, 1996 and 1995, respectively. Net interest expense was $622,000 and $1,359,000 for the six months ended June 30, 1996 and 1995, respectively. Interest income for the periods reflects interest earnings on short-term investments. Interest expense is primarily for outstanding amounts on Orbital's revolving credit facility, on the Company's Convertible Debentures and on secured and unsecured debt. Interest expense for the first half of 1996 and 1995 has been reduced by capitalized interest of $4,056,000 and $2,533,000, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the second quarters of 1996 and 1995 were ($2,355,000) and ($65,000), respectively. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the six-month periods ended June 30, 1996 and 1995 were ($4,340,000) and $362,000, respectively. These amounts primarily represent (i) elimination of 50% of the profits on sales to ORBCOMM Global, (ii) the Company's pro rata share of ORBCOMM Global's and ORBCOMM International Partners L.P.'s ("ORBCOMM International") current period earnings and losses and (iii) non-controlling shareholders' pro rata share of ORBCOMM USA L.P.'s ("ORBCOMM USA") current period earnings and losses. ORBCOMM International and ORBCOMM USA are marketing partnerships for the ORBCOMM System.

PROVISION FOR INCOME TAXES. The Company recorded an income tax provision of $338,000 and $669,000 for the three- and six-month periods ended June 30, 1996. The Company recorded an income tax benefit of $423,000 for the three-month period ended June 30, 1995 and an income tax provision of $2,688,000 for the six-month period ended June 30, 1995. The Company records its interim income tax provisions based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

Orbital's $20,000,000 unsecured loan agreement with The Northwestern Mutual Life Insurance Company was amended as of July 31, 1996 to waive non-compliance with a financial ratio requirement, as well as to amend certain financial covenants and to permit the completion of the ORBCOMM System financing. In connection with this amendment, the interest rate on the note was increased from 10 1/2% to 11 1/2% effective July 1, 1996.

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

The Company's operations used net cash of approximately $6,042,000 in the first half of 1996. The Company also invested approximately $13,235,000 in ORBCOMM Global, incurred $5,715,000 in capital expenditures related to ORBIMAGE satellite remote sensing systems, and incurred approximately $12,908,000 in capital expenditures for various spacecraft production and test equipment.

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

The Notes have a term of eight years and generally may not be redeemed prior to August 15, 2001. The Notes bear interest at the fixed rate of 14% per annum. In addition, the Notes provide for revenue participation interest in an aggregate amount of 5% of the ORBCOMM System revenues, payment of which may be deferred by ORBCOMM Global to the extent that certain fixed charge ratios are not met. The obligations under the Notes are guaranteed, jointly and severally, by OCC, Teleglobe, ORBCOMM USA and ORBCOMM International. Such guarantees also are nonrecourse to the Company. Upon closing of the financing, OCC and Teleglobe contributed the balance of their capital commitments in ORBCOMM Global for an aggregate equity investment of approximately $160 million. The Company and Teleglobe have agreed to commit additional capital in an amount up to $15,000,000 each in the event of certain limited contingencies in the future.

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

                             ORBITAL SCIENCES CORPORATION


DATED:  June 27, 2000        By: /s/ Jeffrey V. Pirone
                             -------------------------
                             Jeffrey V. Pirone, Executive Vice President
                             and Chief Financial Officer

                                  EXHIBIT INDEX

THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT.

EXHIBIT                           DESCRIPTION
NO.

  10.1 Amendment No. 5 to Credit Agreement among Orbital Sciences Corporation, Orbital Imaging Corporation, Fairchild Space and Defense Corporation, the Banks (listed on the signature pages), Morgan Guaranty Trust Company of New York and J.P. Morgan Delaware, dated July 19, 1996 (previously filed).

  10.2 Third Amendment to Note Agreement between Orbital Sciences Corporation and The Northwestern Mutual Life Insurance Company, dated July 31, 1996 (previously filed).

  10.3         Magellan Corporation 1996 Stock Option Plan (previously filed).

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