Form 10-Q/A
period 1996-09-30
ORBITAL SCIENCES CORP /DE/
filed 2000-06-28
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                              For the quarter ended

                               SEPTEMBER 30, 1996

                          ORBITAL SCIENCES CORPORATION

                         Commission file number 0-18287

                     DELAWARE                                        06-1209561
     ----------------------------------------          ---------------------------------------
             (State of Incorporation)                        (IRS Identification number)

             21700 ATLANTIC BOULEVARD
              DULLES, VIRGINIA 20166                               (703) 406-5000
     ----------------------------------------          ---------------------------------------
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

                                EXPLANATORY NOTE

         Orbital Sciences Corporation ("Orbital") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for 1996 and 1995. This amendment includes in
Item 1 such restated condensed consolidated financial statements for the three and nine months ended September 30, 1996, and other information relating to such restated condensed consolidated financial statements. Item 2 contains Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited; in thousands, except share data)

                              A S S E T S
-----------------------------------------------------------------------------
                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     1996              1995
                                                                               ----------------  ----------
                                                                                  (Restated)       (Restated)

CURRENT ASSETS:
          Cash and cash equivalents                                                $   5,251         $ 15,317
          Short-term investments, at market                                           10,334           19,713
          Receivables, net                                                           135,333          116,761
          Inventories, net                                                            33,653           38,527
          Deferred income taxes and other assets                                       7,835            6,886
                                                                                   ---------         --------
            TOTAL CURRENT ASSETS                                                     192,406          197,204

PROPERTY, PLANT AND EQUIPMENT, AT COST, LESS ACCUMULATED
    depreciation and amortization of $64,067 and $53,067, respectively                98,157           91,538

SATELLITE SYSTEMS, AT COST, LESS ACCUMULATED
    depreciation of $1,163 and $547, respectively                                     21,904           14,363

INVESTMENTS IN AFFILIATES                                                             89,459           75,020

GOODWILL, less accumulated amortization of $15,995 and $13,695, respectively          73,864           75,395

DEFERRED INCOME TAXES AND OTHER ASSETS                                                16,836           19,380
                                                                                   ---------         --------
                      TOTAL ASSETS                                                 $ 492,626         $472,900
                                                                                   =========         ========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------
CURRENT LIABILITIES:
          Short-term borrowings and current portion of
              long-term obligations                                                $  50,431         $ 11,907
          Accounts payable                                                            18,543           25,903
          Accrued expenses                                                            33,720           36,563
          Payable to subcontractors                                                    5,775           11,552
          Deferred revenue                                                            30,873           32,501
                                                                                   ---------         --------
               TOTAL CURRENT LIABILITIES                                             139,342          118,426

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                         34,460           96,990

OTHER LIABILITIES                                                                     17,508           19,740
                                                                                   ---------         --------
                      TOTAL LIABILITIES                                              191,310          235,156

NON-CONTROLLING INTERESTS IN
     NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                          (1,271)            (422)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred Stock, par value $.01; 10,000,000 shares authorized:
               Series A Special Voting Preferred Stock, 1 share authorized
                and outstanding                                                            -                -
               Class B Preferred Stock,  10,000 shares authorized and
                outstanding                                                                -                -
          Common Stock, par value $.01; 40,000,000 shares authorized,
              30,869,028 and 26,766,029 shares outstanding,
               after deducting 15,735 shares held in treasury                            309              268
          Additional paid-in capital                                                 302,667          247,580
          Unrealized gains (losses) on short-term investments                            (27)              68
          Cumulative translation adjustment                                           (4,072)          (3,356)
          Retained earnings (deficit)                                                  3,710           (6,394)
                                                                                   ---------         ---------
               Total stockholders' equity                                            302,587          238,166
                                                                                   ---------         --------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 492,626         $472,900
                                                                                   =========         ========

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Unaudited; in thousands, except share data)


                                                                         FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                      -------------------------------
                                                                          1996                1995
                                                                      -----------         -----------
                                                                      (Restated)          (Restated)
REVENUES                                                              $   119,903         $    96,045

COSTS OF GOODS SOLD                                                        89,535              70,910
                                                                      -----------         -----------
GROSS PROFIT                                                               30,368              25,135

RESEARCH AND DEVELOPMENT EXPENSES                                           4,053               4,087
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               18,947              16,494
AMORTIZATION OF GOODWILL                                                      794                 871
                                                                      -----------         -----------
INCOME FROM OPERATIONS                                                      6,574               3,683


NET INTEREST INCOME (EXPENSE)                                                 219                (525)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                  (2,653)               (596)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
     OF CONSOLIDATED SUBSIDIARIES                                             396                  --
                                                                      -----------         -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                    4,536               2,562

PROVISION FOR INCOME TAXES                                                    454                 523
                                                                      -----------         -----------
NET INCOME                                                            $     4,082         $     2,039
                                                                      ===========         ===========



NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                     $      0.14         $      0.08


SHARES USED IN COMPUTING NET INCOME
         PER COMMON AND COMMON EQUIVALENT SHARE                        29,803,856          27,073,286
                                                                      ===========         ===========



NET INCOME PER COMMON SHARE, ASSUMING  DILUTION                       $      0.14         $      0.08


SHARES USED IN COMPUTING NET INCOME
         PER COMMON SHARE, ASSUMING  DILUTION                          31,663,151          30,968,822
                                                                      ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Unaudited; in thousands, except share data)


                                                                                   FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               ---------------------------------
                                                                                  1996                  1995
                                                                               -----------           -----------
                                                                               (Restated)            (Restated)
REVENUES                                                                       $   339,767           $   267,242

COSTS OF GOODS SOLD                                                                244,000               195,746
                                                                               -----------           -----------
GROSS PROFIT                                                                        95,767                71,496

RESEARCH AND DEVELOPMENT EXPENSES                                                   16,491                14,421
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        58,678                47,321
AMORTIZATION OF GOODWILL                                                             2,374                 2,429
                                                                               -----------           -----------
INCOME FROM OPERATIONS                                                              18,224                 7,325

NET INTEREST EXPENSE                                                                  (402)               (1,884)
EQUITY IN EARNINGS (LOSSES) OF AFFILIATES                                           (7,591)                 (234)
NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES
     OF CONSOLIDATED SUBSIDIARIES                                                      994                    --
                                                                               -----------           -----------

INCOME BEFORE PROVISION FOR INCOME TAXES
     AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                    11,225                 5,207

PROVISION FOR INCOME TAXES                                                           1,121                 3,211
                                                                               -----------           -----------
INCOME BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                                            10,104                 1,996

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes                                    --                (2,377)
                                                                               -----------           -----------

NET INCOME (LOSS)                                                              $    10,104           $      (381)
                                                                               ===========           ===========



NET INCOME (LOSS) PER COMMON AND COMMON  EQUIVALENT SHARE:
    Income Before Cumulative Effect of Accounting Change                       $      0.36           $      0.08
    Cumulative Effect of Accounting Change                                              --                 (0.09)
                                                                               -----------           -----------
                                                                               $      0.36           $     (0.01)
                                                                               ===========           ===========

SHARES USED IN COMPUTING NET INCOME (LOSS)
    PER COMMON AND COMMON EQUIVALENT SHARE                                      28,176,215            25,727,761
                                                                               ===========           ===========


NET INCOME (LOSS) PER COMMON SHARE, assuming dilution:
    Income Before Cumulative Effect of Accounting Change                       $      0.36           $      0.08
    Cumulative Effect of Accounting Change                                              --                 (0.09)
                                                                               -----------           -----------
                                                                               $      0.36           $     (0.01)
                                                                               ===========           ===========

SHARES USED IN COMPUTING NET INCOME  (LOSS)
    PER COMMON SHARE, assuming  dilution                                        31,575,334            25,727,761
                                                                               ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in thousands)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                   1996                1995
                                                                                 ---------           ----------
                                                                                (Restated)          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                           $  10,104              $ (381)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES:
                Depreciation and amortization expense                               17,829              14,782
                Equity in (earnings) losses of affiliates                            7,591                 234
                Non-controlling interests in earnings (losses) of
                 consolidated subsidiaries                                            (994)                 --
                Gain (loss) on sale of fixed assets and investments                    (17)                 --
                Cumulative effect of accounting change                                  --               2,377
                Foreign currency translation adjustment                               (716)               (491)
        CHANGES IN ASSETS AND LIABILITIES:
         (Increase) decrease in current and noncurrent assets                      (11,847)              9,325
         Increase (decrease) in current and noncurrent liabilities                 (21,776)             (6,192)
                                                                                 ---------           ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                     174              19,654
                                                                                 ---------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                       (20,781)            (11,880)
        Investments in satellite systems                                            (8,704)             (6,118)
        Proceeds from sales of fixed assets                                             --                 125
        Purchases, sales and maturities of investment securities, net                9,333             (19,889)
        Investments in affiliates                                                  (20,917)            (12,374)
                                                                                 ---------           ---------
         NET CASH USED IN INVESTING ACTIVITIES                                     (41,069)            (50,136)
                                                                                 ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of (repayments)                                     38,200             (22,649)
     Principal payments on long-term obligations                                    (6,206)             (3,917)
     Proceeds from issuance of long-term obligations                                    --              20,955
     Fees associated with conversion of debentures                                  (2,571)                 --
     Net proceeds from issuances of common stock                                     1,406              34,401
     Adjustment to recast pooled company's year end                                     --              (1,050)
                                                                                 ---------           ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                  30,829              27,740
                                                                                 ---------           ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (10,066)             (2,742)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      15,317              27,919
                                                                                 ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   5,251           $  25,177
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

                          ORBITAL SCIENCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

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

    The effect of the restatement matters on the Company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:

                                             QUARTER ENDED          NINE MONTHS ENDED
(in thousands, except share data)            SEPTEMBER 30,            SEPTEMBER 30,
                                             -------------            -------------
1996 RESTATED:
Revenues                                      $  119,903              $  339,767
Gross profit                                      30,368                  95,767
Income from operations                             6,574                  18,224
Net income                                         4,082                  10,104
Net income per common share                         0.14                    0.36
Net income per common share,
assuming  dilution                                  0.14                    0.36

1996 AS PREVIOUSLY REPORTED:
Revenues                                      $  119,571              $  340,977
Gross profit                                      31,875                  97,075
Income from operations                             7,124                  20,320
Net income                                         4,456                  11,423
Net income per common share                         0.15                    0.41
Net income per common share,
assuming  dilution                                  0.15                    0.41

1995 RESTATED:
Revenues                                      $   96,045              $  267,242
Gross profit                                      25,135                  71,496
Income from operations                             3,683                   7,325
Net (loss) income                                  2,039                    (381)
Net (loss) income per common share                  0.08                   (0.01)

                                             QUARTER ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                             -------------            -------------
Net income per common share,
assuming  dilution                                  0.08                     N/A

1995 AS PREVIOUSLY REPORTED:
Revenues                                         $95,817              $  266,558
Gross profit                                      25,076                  71,318
Income from operations                             3,683                   7,325
Net (loss) income                                  1,757                  (1,011)
Net (loss) income per common share                  0.06                   (0.04)
Net income per common share,
assuming  dilution                                  0.06                     N/A

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

    (6) INVESTMENTS IN AFFILIATES

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

    The Notes are expected to be exchangeable for an equal principal amount of 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Exchange Notes"). The Exchange Notes will be substantially identical in form and term to the Notes except that the Exchange Notes will be registered under the Securities Act of 1933, as amended, and will not bear legends restricting the transfer thereof. The Exchange Notes will be, and the Notes are, fully and unconditionally guaranteed on a joint and several basis by OCC and Teleglobe Mobile Partners. The guarantee is non-recourse to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Certain statements included in this discussion constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, general economic and business conditions, launch success, product performance, market acceptance of new products and technologies and the other factors more fully described in the Company's Registration Statement filed on July 25, 1996, pursuant to the Securities Act of 1933, as amended, and in Exhibit 99, previously filed.

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

REVENUES. Orbital's revenues for the three-month periods ended September 30, 1996 and 1995 were $119,903,000 and $96,045,000, respectively. Revenues for the nine-month periods ended September 30, 1996 and 1995 were $339,767,000 and $267,242,000, respectively.

Space Infrastructure Systems

Revenues from the Company's Space Infrastructure Systems totaled $103,484,000 and $79,637,000 for the three months ended September 30, 1996 and 1995, respectively, and $281,102,000 and $219,857,000 for the nine months ended September 30, 1996 and 1995, respectively. Revenues from the Company's launch systems increased to $28,577,000 in the third quarter of 1996, from $15,669,000 in the third quarter of 1995. Launch systems revenues were $73,906,000 for the nine months ended September 30, 1996 as compared to $50,307,000 for the comparable 1995 period. The significant increase in revenues in 1996 is attributable to additional revenues generated from new orders of the Company's Taurus launch vehicle, and from the resumption of production and launch of the Company's Pegasus XL launch vehicle. During 1996, Orbital has carried out five Pegasus launches, consisting of four Pegasus XL launches and one standard Pegasus launch. The fourth Pegasus XL launch, which occurred in November 1996, delivered two NASA satellites to their targeted orbits, but the two spacecraft did not separate from the launch vehicle. The Company and NASA have each convened investigation boards to analyze the problem further. The Company does not currently anticipate that the launch problem will result in significant launch delays.

For the three months ended September 30, 1996, satellite systems revenues decreased to $29,476,000 from $32,337,000 in the third quarter of 1995. Satellite systems revenues were $80,017,000 for the nine months ended September 30, 1996 as compared to $61,239,000 for the comparable 1995 period. Revenues decreased from the corresponding prior year quarter primarily as a result of a significant amount of revenue recognized in the prior period for work performed on a contract that was awarded in the third quarter of 1995. The increase in satellite systems sales on a year-to-year basis is primarily due to additional revenues generated from new satellite orders from government and commercial customers. Revenues for the nine months ended September 30, 1996 include sales to ORBCOMM Global of $34,353,000 as compared to 1995 sales to ORBCOMM Global of $42,188,000.

Revenues from sensors and electronics systems were approximately $25,572,000 for the three months ended September 30, 1996 as compared to $14,986,000 in the comparable 1995 period. Sensors and electronics systems revenues were $63,421,000 for the nine months ended September 30, 1996 as compared to $53,855,000 for the comparable 1995 period. The increase in revenues in the third quarter is primarily a result of work performed on defense electronics and transportation management systems orders received during 1996.

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

Satellite Access Products

Revenues from sales of satellite-based navigation and communications products increased to $15,989,000 for the 1996 third quarter as compared to $14,282,000 for the comparable 1995 period, primarily due to a substantial increase in unit sales of GPS navigators offset, in part, by lower unit prices. Satellite access product revenues were $57,445,000 for the nine months ended September 30, 1996 as compared to $38,209,000 for the comparable 1995 period.

Satellite-Provided Services

The Company's ORBCOMM and ORBIMAGE start-up businesses generated service revenues of approximately $430,000 in the 1996 third quarter, and $1,220,000 for the nine months ended September 30, 1996, respectively. Satellite-provided services revenues in 1995 of approximately $2,126,000 and $9,176,000 for the three- and nine-month periods ended September 30, 1995, respectively, primarily represented sales of ground and network software to ORBCOMM Global; no such sales were made in 1996.

GROSS PROFIT. Gross profit depends on a number of factors, including the Company's mix of contract types and costs incurred thereon in relation to estimated costs. The Company's gross profit for the third quarter of 1996 was $30,368,000 as compared to $25,135,000 in the 1995 third quarter. Gross profit margin as a percentage of sales for those periods was approximately 25% and 26%, respectively. The Company's gross profit for the first three quarters of 1996 was $95,767,000 as compared to $71,496,000 in the first three quarters of 1995. Gross profit margin as a percentage of sales for those periods was approximately 28% and 27%, respectively. During 1996, the Company recognized $2,523,000 related to the write-off or expiration of certain Canadian development loans no longer required or not expected to be repaid. The increased gross profit margin as a percentage of sales in 1996 is also attributable to the resumption of Pegasus production after launch failures in June 1994 and June 1995.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended September 30, 1996 and 1995 were $4,053,000 and $4,087,000, respectively. Research and development expenses during the nine-month periods ended

September 30, 1996 and 1995 were $16,491,000 and $14,421,000, respectively.
Research and development expenses in 1996 relate primarily to the development of new or improved navigation and communications products, improved launch vehicles and new satellite programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the Company. Selling, general and administrative expenses for the third quarters of 1996 and 1995 were $18,947,000 (or 16% of revenues) and $16,494,000 (or 17% of revenues), respectively. Selling, general and administrative expenses for the first three quarters of 1996 and 1995 were $58,678,000 (or 17% of revenues) and $47,321,000 (or 18% of revenues), respectively. The increase in selling, general and administrative expenses during 1996 as compared to 1995 was primarily attributable to substantially expanded marketing efforts related to the Company's ORBCOMM and ORBIMAGE projects.

INTEREST INCOME AND INTEREST EXPENSE. Net interest income (expense) was $219,000 and ($525,000) for the three months ended September 30, 1996 and 1995, respectively. Net interest expense was ($402,000) and ($1,884,000) for the nine months ended September 30, 1996 and 1995, respectively. Interest income for the periods reflects interest earnings on short-term investments. Interest expense is primarily for outstanding amounts on Orbital's revolving credit facilities, on the Company's Convertible Debentures through August 14, 1996, and on other secured and unsecured debt. Interest expense has been reduced by capitalized interest of $6,198,000 and $3,769,000 in 1996 and 1995, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the third quarters of 1996 and 1995 were ($2,257,000) and ($596,000), respectively. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the nine-month periods ended September 30, 1996 and 1995 were ($6,597,000) and ($234,000), respectively. These amounts primarily represent (i) elimination of 50% of the profits on sales to ORBCOMM Global, (ii) the Company's pro rata share of ORBCOMM Global's and ORBCOMM International Partners L.P.'s current period earnings and losses and (iii) non-controlling shareholders' pro rata share of ORBCOMM USA L.P.'s current period earnings and losses.

PROVISION FOR INCOME TAXES. The Company recorded an income tax provision of $454,000 and $1,121,000, respectively, for the three-and nine-month periods ended September 30, 1996. The Company recorded an income tax provision of $523,000 and $3,211,000 for the three- and nine-month period ended September 30, 1995, respectively. The Company records its interim income tax provisions based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

The Company's operations provided net cash of approximately $174,000 in the first three quarters of 1996. The Company also invested approximately $12,958,000 in ORBCOMM Global, incurred $8,704,000 in capital expenditures related to ORBIMAGE satellite remote sensing systems and incurred approximately $20,781,000 in capital expenditures for various production and test equipment.

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

                            ORBITAL SCIENCES CORPORATION

DATED:  June 28, 2000       By:    /s/ Jeffrey V. Pirone
                                   -------------------------------------------
                                   Jeffrey V. Pirone, Executive Vice President
                                   and Chief Financial Officer

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