Form 10-Q/A
period 1997-03-31
ORBITAL SCIENCES CORP /DE/
filed 2000-06-29
CIK 820736

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

                                EXPLANATORY NOTE

Orbital Sciences Corporation ("Orbital") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for 1997, 1996 and 1995. This amendment includes in Item 1 such restated condensed consolidated financial statements and related footnotes thereto for the three months ended March 31, 1997, and 1996, and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        1997              1996
                                                                                      ---------        ----------
                                                                                     (RESTATED)        (RESTATED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $  29,249        $  27,923
   Short-term investments, at market                                                     10,022            5,827
   Receivables, net                                                                     143,560          140,973
   Inventories, net                                                                      23,459           27,159
   Deferred income taxes and other assets                                                 7,723            5,952
                                                                                      ---------        ---------
   TOTAL CURRENT ASSETS                                                                 214,013          207,834

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $71,607 and $68,161, respectively                                 98,479          101,699

SATELLITE SYSTEMS, AT COST, LESS ACCUMULATED depreciation of $1,593 and $1,373,
respectively                                                                             27,907           25,189

INVESTMENTS IN AFFILIATES                                                                87,644           88,394

GOODWILL, less accumulated amortization of $16,963 and $15,972, respectively             68,688           69,512

DEFERRED INCOME TAXES AND OTHER ASSETS                                                   19,361           16,985

                                                                                      ---------        ---------
TOTAL ASSETS                                                                          $ 516,092        $ 509,613
                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                 $  41,352        $  38,969
   Accounts payable                                                                      29,272           26,611
   Accrued expenses                                                                      41,296           40,019
   Deferred revenues                                                                     34,965           31,180
                                                                                      ---------        ---------
   TOTAL CURRENT LIABILITIES                                                            146,885          136,779

LONG-TERM OBLIGATIONS, net of current portion                                            31,484           35,326

OTHER LIABILITIES                                                                        13,739           15,523
                                                                                      ---------        ---------
    TOTAL LIABILITIES                                                                   192,108          187,628

NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                     (2,356)          (1,810)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized
          Series A Special Voting Preferred Stock, one share authorized and
          outstanding                                                                        --               --
          Class B Preferred Stock, 10,000 shares authorized and outstanding                  --               --
   Common Stock, par value $.01; 40,000,000 shares authorized, 32,209,013 and 32,160,598 shares outstanding, after deducting 15,735 shares held
         in treasury                                                                        322              322
   Additional paid-in capital                                                           324,034          323,592
   Unrealized gains (losses) on short-term investments                                       (6)              14
   Cumulative translation adjustment                                                     (3,865)          (3,681)
   Retained earnings                                                                      5,855            3,548
                                                                                      ---------        ---------
   Total stockholders' equity                                                           326,340          323,795

                                                                                      ---------        ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 516,092        $ 509,613
                                                                                      =========        =========

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            --------------------------------
                                                                1997                1996
                                                            ------------        ------------
                                                             (RESTATED)          (RESTATED)
REVENUES                                                    $    113,273        $    104,801
Costs of goods sold                                               83,255              71,738
                                                            ------------        ------------
GROSS PROFIT                                                      30,018              33,063

Research and development expenses                                  8,020               6,904
Selling, general and administrative expenses                      18,320              19,903
Amortization of goodwill                                             742                 798
                                                            ------------        ------------
INCOME FROM OPERATIONS                                             2,936               5,458

Net investment income (expense)                                      424                (178)
Equity in earnings (losses) of affiliates                         (1,378)             (2,242)
Non-controlling interests in (earnings) losses of
   consolidated subsidiaries                                         621                 257
                                                            ------------        ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                           2,603               3,295

Provision for income taxes                                           296                 330

                                                            ------------        ------------
NET INCOME                                                  $      2,307        $      2,965
                                                            ============        ============


NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE           $       0.07        $       0.11
                                                            ============        ============

Shares used in computing net income per common and
 common equivalent share                                      32,819,432          27,154,259
                                                            ============        ============

NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION         $       0.07        $       0.11
                                                            ============        ============

Shares used in computing net income per common share,
 assuming full dilution                                       32,819,432          31,050,110
                                                            ============        ============



See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                                      FOR THE THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                        ------------------------
                                                                                                          1997            1996
                                                                                                        --------        --------
                                                                                                       (RESTATED)      (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                                           $  2,307        $  2,965
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization expenses                                                                6,462           6,117
     Equity in losses of affiliates                                                                        1,378           2,242
     Non-controlling interests in losses of consolidated subsidiaries                                       (621)           (257)
     Foreign currency translation adjustment                                                                (184)           (393)
   CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in current and other non-current assets                                          (6,338)        (13,352)
     Increase (decrease) in current and other non-current liabilities                                      6,162         (11,044)
                                                                                                        --------        --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                 9,166         (13,722)
                                                                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                                 (3,018)         (4,056)
     Investments in satellite systems                                                                     (1,738)         (1,603)
     Purchases, sales and maturities of available-for-sale investment securities, net                     (4,215)          8,543
     Investments in affiliates                                                                              (552)         (7,494)
                                                                                                        --------        --------
       NET CASH USED IN INVESTING ACTIVITIES                                                              (9,523)         (4,610)
                                                                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of repayments                                                              3,350          12,700
     Principal payments on long-term obligations                                                          (2,109)         (3,452)
     Net proceeds from issuances of common stock to employees                                                442             429
                                                                                                        --------        --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           1,683           9,677
                                                                                                        --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       1,326          (8,655)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            27,923          15,317
                                                                                                        --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                $ 29,249        $  6,662
                                                                                                        ========        ========



See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 AND 1996
(UNAUDITED)

BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). Although the company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the company's Annual Report on Form 10-K/A for the year ended December 31, 1996. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

Orbital Sciences Corporation is hereafter referred to as "Orbital" or the "company."

(1)  RESTATEMENT

Management has determined to restate its previously issued consolidated financial statements for 1997 and 1996 with respect to its accounting treatment for certain matters, including among other things, its accounting for equity method investments, capitalized costs and certain other matters. For a full description of the restatement matters, refer to Notes 1A and 14 to the company's consolidated financial statements included in the company's 1997 Annual Report on Form 10-K/A previously filed with the Commission.

The effect of the restatement matters on the company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:

                                           QUARTER ENDED          QUARTER ENDED
(in thousands, expect share data)          MARCH 31, 1997         MARCH 31, 1996
                                           ---------------        ---------------
RESTATED:
Revenues                                   $       113,273        $       104,801
Gross profit                                        30,018                 33,063
Income  from operations                              2,936                  5,458
Net income                                           2,307                  2,965
Net income per common share                           0.11                   0.07
Net income per common share,
assuming dilution                                     0.07                   0.11

AS PREVIOUSLY REPORTED:
Revenues                                   $       122,112        $       104,894
Gross profit                                        33,678                 32,312

                                                 QUARTER ENDED         QUARTER ENDED
                                                 MARCH 31, 1997        MARCH 31, 1996
                                                 --------------        --------------
Income from operations                               6,047                  5,872
Net income                                           5,094                  3,128
Net income per common share                           0.16                   0.12
Net income per common share,
assuming dilution                                     0.16                   0.12

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

(5) SUBSEQUENT EVENTS
On May 8, 1997, the company's subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), completed a private placement of 300,100 shares of convertible preferred stock, raising approximately $30,010,000. On that date, Orbital also increased its common equity investment in ORBIMAGE, bringing its total equity invested to approximately $88,000,000. Pursuant to the terms of the sale of the preferred stock, Orbital no longer controls ORBIMAGE's financial and operational affairs and, accordingly, will no longer consolidate ORBIMAGE's financial results.

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

Statements included in this discussion relating to future revenues, sales, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, and the level of the company's investment in satellite imaging projects and the ORBCOMM business are forward-looking statements that involve risks and uncertainties. Factors that may cause the actual results, performance or achievements of the company to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements include, among other things, general and economic business conditions, launch success, product performance, availability of required capital, market acceptance of new products and technologies and other factors more fully described in Exhibit 99 previously filed to this Report on Form 10-Q/A.

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

Certain of the 1997 and 1996 financial information has been restated. See Note 1 to the condensed consolidated financial statements.

REVENUES. Orbital's revenues for the three-month periods ended March 31, 1997 and 1996 were $113,273,000 and $104,801,000, respectively.

Space and Ground Infrastructure Systems
Revenues from the company's Space and Ground Infrastructure Systems totaled $97,360,000 and $81,568,000 for the three months ended March 31, 1997 and 1996, respectively. Revenues from the company's launch systems increased to $27,054,000 in the first quarter of 1997, from $19,240,000 in the first quarter of 1996. The significant increase in revenues in 1997 compared to a year ago is attributable to increased revenues from the company's Taurus launch vehicle program, and from the resumption of production and launch of the company's Pegasus launch vehicle. Additionally, the company generated significantly more revenues in the 1997 first quarter for work performed on the X-34 reusable launch vehicle.

For the three months ended March 31, 1997, satellite revenues increased to $24,802,000 from $22,541,000 in the first quarter of 1996. The increase in satellite sales is primarily due to additional revenues generated from new satellite orders received in the second half of 1996. Revenues for the three months ended March 31, 1997 include sales to ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership in which Orbital holds a 50% equity interest, of $11,500,000 as compared to first quarter 1996 sales to ORBCOMM of $13,700,000,

Revenues from electronics and sensor systems and transportation management systems were approximately $28,066,000 for the three months ended March 31, 1997 as compared to $16,482,000 in the comparable 1996 period. The significant increase in revenues is primarily a result of work performed on defense electronics and transportation management systems orders received during the second half of 1996.

Revenues from the company's ground systems products were $17,438,000 in the first quarter of 1997 as compared to $23,305,000 in the 1996 quarter. The 1996 first quarter revenues include approximately $4,500,000 of sales generated by the company's former subsidiary, The PSC Communications Group Inc. ("PSC"); the company sold substantially all the assets of PSC during the fourth quarter of 1996. The remaining slight decrease in ground systems products revenues during the first quarter of 1997 is primarily a result of the company nearing completion of a large defense contract for the Canadian government.

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

GROSS PROFIT. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the first quarter of 1997 was $30,018,000 as compared to $33,063,000 in the 1996 first quarter. Gross profit margin as a percentage of sales for those periods was approximately 27% and 32%, respectively. The decreased gross profit margin as a percentage of sales in 1997 is primarily attributable to completing work on certain lower margin launch vehicle contracts and to increased revenues generated from lower margin transportation management systems products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended March 31, 1997 and 1996 were $8,020,000 and $6,904,000, respectively. Research and development expenses in both quarters relate primarily to the development of new or improved navigation and communications products, improved launch vehicles and new satellite initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the first quarters of 1997 and 1996 were $18,320,000 (or 16% of revenues) and $19,903,000 (or 19% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues during 1997 as compared to 1996 was primarily attributable to substantial revenue growth, particularly in launch vehicles and defense electronics, with only a modest growth in selling, general and administrative expenses.

INTEREST INCOME AND INTEREST EXPENSE. Net interest income was $424,000 for the three months ended March 31, 1997 as compared to net interest expense of $178,000 in the 1996 first quarter. Interest income for the periods reflects interest earnings on short-term investments. Interest expense in 1997 is primarily for outstanding amounts on Orbital's revolving credit facilities and on other secured and unsecured debt. In 1996, interest expense included interest on the company's convertible debentures, which were converted to common stock in August 1996. Interest expense has been reduced by capitalized interest of $1,499,000 and $2,005,000 in 1997 and 1996, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates and non-controlling interests in (earnings) losses of consolidated subsidiaries for the first quarters of 1997 and 1996 were ($757,000) and ($1,985,000), respectively. These amounts primarily represent (i) elimination of 50% of the profits on sales of infrastructure products to ORBCOMM, (ii) the company's pro rata share of ORBCOMM's and ORBCOMM International Partners L.P.'s current period earnings and losses and (iii) non-controlling shareholders' pro rata share of ORBCOMM USA L.P.'s current period earnings and losses.

Based on the terms of the sale of ORBIMAGE preferred stock discussed below, the company will record ORBIMAGE's start-up losses as Equity in Losses of Affiliates beginning in the second quarter of 1997.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $296,000 and $330,000 for the three month periods ended March 31, 1997 and 1996, respectively. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

Cash, cash equivalents and short-term investments were $39,271,000 at March 31, 1997, and the company had short-term and long-term debt obligations outstanding of approximately $72,836,000. The outstanding debt relates primarily to advances under the company's line of credit facilities, secured and unsecured notes, and fixed asset financings.

Orbital's $20,000,000 unsecured note agreement was amended during the first quarter of 1997 primarily to permit future investments by the company in ORBIMAGE. In connection with this amendment, the interest rate on the note was increased from 11-1/2% to 12% effective March 31, 1997.

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

The company's operations provided net cash of approximately $9,166,000 in the first quarter of 1997. The company expects quarterly cash provided by operations during the remainder of 1997 to be significantly less than the amount achieved during the first quarter. During the first quarter, the company invested approximately $552,000 in ORBCOMM (consisting solely of capitalized interest costs), incurred $1,738,000 in capital expenditures related to ORBIMAGE, and incurred approximately $3,018,000 in capital expenditures for office equipment.

On May 8, 1997, the company's subsidiary, ORBIMAGE, completed a private placement of 300,100 shares of convertible preferred stock, raising approximately $30,010,000. On that date, Orbital also increased its common equity investment in ORBIMAGE, bringing its total equity to approximately $88,000,000.

ORBIMAGE currently expects that it will require approximately $65,000,000 in additional financing to fully fund its current business plan. To the extent some or all of the additional funding can not be raised, Orbital has agreed to provide up to $50,000,000 (up to $30,000,000 by December 31, 1997 and up to $20,000,000 by June 30, 1998) for two different classes of preferred stock.

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

                  (b)      Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned there unto duly authorized.

                          ORBITAL SCIENCES CORPORATION




DATED:  June 28, 2000          By: /s/ JEFFEREY V. PIRONE
                                   -------------------------------------------
                                   Jeffrey V. Pirone, Executive Vice President
                                   and Chief Financial Officer

EXHIBIT INDEX


The following exhibits are filed as part of this report.

Exhibit No          Description

10.2.4 Fourth Amendment to NWML Note Agreement, dated as of March 31, 1997 (previously filed).

10.15.1 Amendment No. 1 to Restated Master Agreement, restated as of September 12, 1995, by and among the Company, OCC, Teleglobe Inc. and Teleglobe Mobile Partners filed on August 30, 1996 (previously filed).

10.19 Orbital Sciences Corporation 1997 Stock Option and Incentive Plan (previously filed).

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