Form 10-Q/A
period 1997-06-30
ORBITAL SCIENCES CORP /DE/
filed 2000-06-29
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                                  JUNE 30, 1997


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287



                  DELAWARE                                06-1209561
  ----------------------------------------      -------------------------------
          (State of Incorporation)                (IRS Identification number)

          21700 ATLANTIC BOULEVARD
           DULLES, VIRGINIA 20166                       (703) 406-5000
  ----------------------------------------      -------------------------------
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

                                EXPLANATORY NOTE

Orbital Sciences Corporation ("Orbital") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for 1997, 1996 and 1995. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three and six months ended June 30, 1997, and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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

                                     PART 1
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  JUNE 30,          DECEMBER 31,
                                                                                                    1997                1996
                                                                                                 ----------         ------------
                                                                                                 (RESTATED)          (RESTATED)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                     $   30,059          $   27,923
   Short-term investments, at market                                                                  4,176               5,827
   Receivables, net                                                                                 122,871             140,973
   Inventories, net                                                                                  40,864              27,159
   Deferred income taxes and other assets                                                             5,257               5,952
                                                                                                 ----------          ----------
   TOTAL CURRENT ASSETS                                                                             203,227             207,834

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $71,126 and $70,907, respectively                                            107,401             126,888

INVESTMENTS IN AFFILIATES                                                                           147,405              88,394

GOODWILL, less accumulated amortization of $17,716 and $15,972, respectively                         67,980              69,512

DEFERRED INCOME TAXES AND OTHER ASSETS                                                               18,452              16,985

                                                                                                 ----------          ----------
TOTAL ASSETS                                                                                     $  544,465          $  509,613
                                                                                                 ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                            $   62,468          $   38,969
   Accounts payable                                                                                  30,848              26,611
   Accrued expenses                                                                                  37,399              40,019
   Deferred revenues                                                                                 36,651              31,180
                                                                                                 ----------          ----------
   TOTAL CURRENT LIABILITIES                                                                        167,366             136,779

LONG-TERM OBLIGATIONS, net of current portion                                                        58,543              35,326

OTHER LIABILITIES                                                                                    15,072              15,523
                                                                                                 ----------          ----------
    TOTAL LIABILITIES                                                                               240,981             187,628

NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                 (2,920)             (1,810)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized
          Series A Special Voting Preferred Stock, one share authorized and outstanding                  --                  --
          Class B Preferred Stock, 10,000 shares authorized and outstanding                              --                  --
   Common Stock, par value $.01; 80,000,000 shares authorized,
         32,269,326 and 32,160,598 shares outstanding, after deducting
         15,735 shares held in treasury                                                                 323                 322
   Additional paid-in capital                                                                       324,510             323,592
   Unrealized gains (losses) on short-term investments                                                   (6)                 14
   Cumulative translation adjustment                                                                 (4,004)             (3,681)
   Retained earnings (deficit)                                                                      (14,419)              3,548
                                                                                                 ----------          ----------
   Total stockholders' equity                                                                       306,404             323,795

                                                                                                 ----------          ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $  544,465          $  509,613
                                                                                                 ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED: IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          FOR THE THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                      -----------------------------------
                                                                          1997                   1996
                                                                      ------------           ------------
                                                                       (RESTATED)             (RESTATED)

Revenues                                                              $     90,263           $    115,063
Costs of goods sold                                                         67,824                 82,727
                                                                      ------------           ------------
Gross Profit                                                                22,439                 32,336

Research and development expenses                                            7,603                  5,534
Selling, general and administrative expenses                                23,244                 19,829
Amortization of goodwill                                                       742                    782
                                                                      ------------           ------------
Income (loss) from operations                                               (9,150)                 6,191

Net investment income (expense)                                                323                   (444)
Equity in earnings (losses) of affiliates                                     (690)                (2,696)
Non-controlling interests in (earnings) losses of
   consolidated subsidiaries                                                   563                    341
                                                                      ------------           ------------
Income (loss) before provision for income taxes                             (8,954)                 3,392

Provision for income taxes                                                  11,320                    338

                                                                      ------------           ------------
Net income (loss)                                                     $    (20,274)          $      3,054
                                                                      ============           ============


Net income (loss) per common and common equivalent share              $      (0.62)          $       0.11
                                                                      ============           ============

Shares used in computing net income (loss) per common and
    common equivalent share                                             32,688,563             27,378,722
                                                                      ============           ============

Net income (loss) per common share, assuming full dilution            $      (0.62)          $       0.11
                                                                      ============           ============

Shares used in computing net income (loss) per common share,
    assuming full dilution                                              32,688,563             31,303,789
                                                                      ============           ============



See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                     -----------------------------------
                                                                                         1997                   1996
                                                                                     ------------           ------------
                                                                                      (RESTATED)             (RESTATED)

Revenues                                                                             $    203,536           $    219,864
Costs of goods sold                                                                       151,079                154,464
                                                                                     ------------           ------------
Gross Profit                                                                               52,457                 65,400

Research and development expenses                                                          15,623                 12,438
Selling, general and administrative expenses                                               41,566                 39,731
Amortization of goodwill                                                                    1,483                  1,580
                                                                                     ------------           ------------
Income (loss) from operations                                                              (6,215)                11,651

Net investment income (expense)                                                               747                   (622)
Equity in earnings (losses) of affiliates                                                  (2,067)                (4,938)
Non-controlling interests in (earnings) losses of
   consolidated subsidiaries                                                                1,184                    598
                                                                                     ------------           ------------
Income (loss) before provision for income taxes                                            (6,351)                 6,689

Provision for income taxes                                                                 11,616                    669

                                                                                     ------------           ------------
Net income (loss)                                                                    $    (17,967)          $      6,020
                                                                                     ============           ============


Net income (loss) per common and common equivalent share                             $      (0.55)          $       0.22
                                                                                     ============           ============

Shares used in computing net income (loss) per common and
    common equivalent share                                                            32,753,415             27,270,385
                                                                                     ============           ============

Net income (loss) per common share, assuming full dilution                           $      (0.55)          $       0.22
                                                                                     ============           ============

Shares used in computing net income (loss) per common share,
    assuming full dilution                                                             32,753,415             31,260,083
                                                                                     ============           ============



See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                                   FOR THE SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                               -----------------------------------
                                                                                                   1997                   1996
                                                                                               ------------           ------------
                                                                                                (RESTATED)              (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                                           $    (17,967)          $      6,020
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization expenses                                                          12,115                 11,628
     Equity in losses of affiliates                                                                   2,067                  4,938
     Non-controlling interests in losses of consolidated subsidiaries                                (1,184)                  (598)
     Loss (gain) on sale of fixed assets and investments                                                 --                    (17)
     Deferred tax asset valuation adjustment                                                         10,898                     --
     Foreign currency translation adjustment                                                           (323)                  (415)
   CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in current and other non-current assets                                        784                 (8,409)
     Increase (decrease) in current and other non-current liabilities                                 7,451                (19,189)
                                                                                               ------------           ------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           13,841                 (6,042)
                                                                                               ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                           (15,587)               (12,908)
     Investments in satellite systems                                                                    --                 (5,715)
     Proceeds from sales of fixed assets                                                             34,085                     --
     Purchases, sales and maturities of available-for-sale investment securities, net                 1,631                  9,569
     Investments in affiliates                                                                      (72,307)               (13,235)
                                                                                               ------------           ------------
       NET CASH USED IN INVESTING ACTIVITIES                                                        (52,178)               (22,289)
                                                                                               ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of (repayments)                                                      (5,210)                30,200
     Principal payments on long-term obligations                                                     (3,129)                (4,114)
     Net proceeds from issuance of long-term obligations                                             22,893                     --
     Proceeds from issuance of short-term bridge loan                                                25,000                     --
     Net proceeds from issuances of common stock to employees                                           919                  1,040
                                                                                               ------------           ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     40,473                 27,126
                                                                                               ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  2,136                 (1,205)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       27,923                 15,317
                                                                                               ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $     30,059           $     14,112
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

(1)      RESTATEMENTS

Management has determined to restate its previously issued consolidated financial statements for 1997 and 1996 with respect to its accounting treatment for certain matters, including among other things, its accounting for equity method investments, capitalized costs and certain other matters. Restatement matters for equity method accounting include adjustments related to: revenue recognized on sales to affiliates, preferred dividends paid to other affiliate investors, calculation of ownership interest and capitalized interest on equity method investments. For a full description of the restatement matters, refer to Notes 1A and 14 to the company's consolidated financial statements included in the company's 1997 Annual Report on Form 10-K/A previously filed with the Commission.

The effect of the restatement matters on the company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:



                                                              QUARTER ENDED           SIX MONTHS ENDED
(in thousands except share data)                                 JUNE 30,                 JUNE 30,
                                                             ---------------          ----------------

1997 RESTATED:
Revenues                                                        $  90,263                $ 203,536
Gross profit                                                       22,439                   52,457
Loss  from operations                                              (9,150)                  (6,215)


                                                              QUARTER ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                             ---------------          ----------------

Net loss                                                          (20,274)                 (17,967)
Net loss per common and dilutive share                              (0.62)                   (0.55)

1997 AS PREVIOUSLY REPORTED:
Revenues                                                        $ 142,226                $ 264,338
Gross profit                                                       39,673                   73,351
Income from operations                                             11,005                   17,052
Net income                                                          5,603                   10,697
Net income per common share                                          0.17                     0.33
Net income per common share, assuming dilution                       0.17                     0.33

1996 RESTATED:
Revenues                                                        $ 115,063                $ 219,864
Gross profit                                                       32,336                   65,400
Income from operations                                              6,191                   11,651
Net income                                                          3,054                    6,020
Net income per common share                                          0.11                     0.22
Net income per common share, assuming dilution                       0.11                     0.22

1996 AS PREVIOUSLY REPORTED:
Revenues                                                        $ 116,512                $ 221,406
Gross profit                                                       32,888                   65,200
Income from operations                                              7,324                   13,196
Net income                                                          3,839                    6,967
Net income per common share                                          0.14                     0.26
Net income per common share, assuming dilution                       0.14                     0.26

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

(5)      DEBT

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

(6)      RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 condensed consolidated financial statements to conform to the 1997 condensed consolidated financial statement presentation.

(7)      INVESTMENTS IN AFFILIATES

On May 8, 1997, the company's then-subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), completed a private placement of 300,100 shares of 12% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), raising gross proceeds of $30,010,000. Also on that date, Orbital purchased ORBIMAGE common stock, bringing its total equity invested to approximately $56,100,000. On July 3, 1997, ORBIMAGE sold an additional 72,605 shares of Preferred Stock, raising an additional $7,260,500. Each share of Preferred Stock entitles its holder to receive annual cumulative dividends of 12% per annum payable in cash or additional shares of Preferred

Stock, at the discretion of ORBIMAGE's Board of Directors. Pursuant to the terms of this transaction, Orbital owns approximately 75% of the total voting interest in ORBIMAGE after giving effect to the conversion of ORBIMAGE's convertible preferred stock. Orbital no longer controls ORBIMAGE's financial and operational affairs as a result of certain rights provided to ORBIMAGE's preferred stockholders. Consequently the company no longer consolidates ORBIMAGE's financial results, but rather uses the equity method of accounting for its investment in, and earnings or losses attributable to ORBIMAGE.

Pursuant to a firm-fixed price contract with ORBIMAGE, Orbital is the primary supplier to ORBIMAGE of imaging satellites, launch services and ground systems. ORBIMAGE's second satellite, OrbView-2, was successfully launched on August 1, 1997. As Orbital owns 100% of ORBIMAGE's outstanding common stock, the company will eliminate 100% of profits on sales to ORBIMAGE. Orbital also provides certain administrative support to ORBIMAGE on a cost-reimbursable basis, including office space, utilities, administrative supplies, management and accounting services, and certain other administrative services on a cost-reimbursable basis.

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

(9)      SUBSEQUENT EVENTS

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

REVENUES. Orbital's revenues for the three-month periods ended June 30, 1997 and 1996 were $90,263,000 and $115,063,000, respectively. Revenues for the six-month periods ended June 30, 1997 and 1996 were $203,536,000 and $219,864,000, respectively.

Revenues for the 1997 second quarter include sales to ORBCOMM, a Delaware limited partnership in which Orbital holds a 50% non-controlling interest, of $15,621,000, as compared to $15,762,000 for the 1996 second quarter. Sales to ORBCOMM for the six-month periods ended June 30, 1997 and 1996 were $27,224,000 and $29,470,000, respectively.

Space and Ground Infrastructure Systems

Revenues from the company's Space and Ground Infrastructure Systems totaled $70,560,000 and $96,050,000 for the three months ended June 30, 1997 and 1996, respectively, and $167,920,000 and $177,618,000 for the six months ended June 30, 1997 and 1996, respectively.

Revenues from the company's launch systems of $27,799,000 in the second quarter of 1997 were consistent with the $26,089,000 in the second quarter of 1996. Launch system revenues were $54,853,000 for the six months ended June 30, 1997 as compared to $45,329,000 for the comparable 1996 period. The increase in year-to-year revenues is attributable to increased revenues from the company's Taurus launch vehicle program, and from the resumption of production and launch of the company's Pegasus launch vehicle in 1997. Additionally, the company was just beginning to perform work under the X-34 reusable launch vehicle program in the first quarter of 1996, and did not generate significant revenues until the second quarter of 1996. Accordingly, the year-to-date 1997 X-34 revenues are significantly higher than the comparable 1996 period, but on a quarter-to-quarter comparison, X-34 revenues are generally consistent.

For the three months ended June 30, 1997, satellite revenues decreased to $3,943,000 from $28,000,000 in the second quarter of 1996. Satellite revenues were $28,745,000 for the six months ended June 30, 1997 as compared to $50,541,000 for the comparable 1996 period.

Revenues from electronics and sensor systems were $22,128,000 for the three months ended June 30, 1997 as compared to $21,367,000 in the 1996 comparable period. Electronics and sensor systems revenues for the six months ended June 30, 1997 and 1996 were $50,194,000 and $37,849,000, respectively. The increase in revenues is primarily a result of work performed on defense electronics and sensor systems orders received during the second half of 1996 and first quarter of 1997.

Revenues from the company's ground systems products were $16,690,000 in the second quarter of 1997 as compared to $20,594,000 in the 1996 quarter. Ground systems product revenues were $34,128,000 for the six months ended June 30, 1997 as compared to $43,899,000 for the comparable 1996 period. Revenues for the three- and six-month periods ended June 30, 1996 included approximately $4,664,000 and $9,138,000, respectively, of sales generated by the company's former subsidiary, The PSC Communications Group Inc. ("PSC"); the company sold substantially all the assets of PSC during the fourth quarter of 1996. Excluding the decrease attributable to the PSC sale, ground systems revenues increased slightly on a quarter-to-quarter basis, and are consistent on a year-to-year basis.

Satellite Access Products

Revenues from sales of navigation and communications products and transportation management systems increased to $19,889,000 for the 1997 second quarter as compared to $18,688,000 for the comparable 1996 period. Satellite access product revenues were $35,535,000 for the six-months ended June 30, 1997 as compared to $41,456,000 for the comparable 1996 period. The significant decrease in year to year revenues is primarily attributable to increased competition in certain markets for consumer global positioning system ("GPS") products.

Satellite-Delivered Services

The company's ORBCOMM start-up business generated virtually no U.S. service revenues in 1997 or 1996 and is not expected to generate significant revenues until 1998. As a result of the ORBIMAGE private placement transaction, Orbital no longer consolidates ORBIMAGE's service revenues.

GROSS PROFIT. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the second quarter of 1997 was $22,439,000 as compared to $32,336,000 in the 1996 second quarter. Gross profit margin as a percentage of sales for those periods was approximately 25% and 28%, respectively. The company's gross profit for the first half of 1997 was $52,457,000 as compared to $65,400,000 for the first half of 1996. Gross profit margin as a percentage of sales for those periods was approximately 26% and 30%, respectively. The decreased gross profit margin as a percentage of sales in 1997 is primarily attributable to (i) completing work on certain lower margin launch vehicle contracts in 1997, (ii) increased revenues generated from lower margin transportation management systems and (iii) lower margins realized on navigation and communications products as a result of increased competition.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended June 30, 1997 and 1996 were $7,603,000 and $5,534,000, respectively. Research and development expenses during the six-month periods ended June 30, 1997 and 1996 were $15,623,000 and $12,438,000, respectively.
Research and development expenses in 1997 and 1996 relate primarily to the development of new or improved navigation and communications products, improved launch vehicles and new satellite initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the second quarters of 1997 and 1996 were $23,244,000 (or 26% of revenues) and $19,829,000 (or 17% of revenues), respectively. Selling, general and administrative expenses for the first half of 1997 and 1996 were $41,566,000 (or 20% of revenues) and $39,731,000 (or 18% of revenues), respectively.

INTEREST INCOME AND INTEREST EXPENSE. Net interest income was $323,000 for the three months ended June 30, 1997 as compared to net interest expense of $444,000 in the 1996 second quarter. Net interest income during the six-months ended June 30, 1997 was $747,000 as compared to net interest expense of $622,000 during the 1996 comparable period. Interest income for the periods reflects interest earnings on short-term investments. Interest expense in 1997 is primarily for outstanding amounts on Orbital's revolving credit facilities and on other secured and unsecured debt. In 1996, interest expense included interest on the company's convertible debentures, which were converted to common stock in August 1996. Interest expense has been reduced by capitalized interest of $3,408,000 and $4,056,000 in 1997 and 1996, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES. Equity in losses of affiliates and non-controlling interests in losses of consolidated subsidiaries for the second quarter of 1997 and 1996 were ($127,000) and ($2,355,000), respectively, and ($883,000) and
($4,340,000) for the six month periods ended June 30, 1997 and 1996, respectively. These amounts primarily represent (i) elimination of 50% and 100% of the profits on sales of infrastructure products to ORBCOMM and ORBIMAGE, respectively, (ii) the company's pro rata share of ORBCOMM's, ORBCOMM International Partners L.P.'s ("ORBCOMM International"), and ORBIMAGE's current period earnings and losses, (iii) preferred dividends and beneficial conversion rights to other investors in ORBIMAGE, and (iv) non-controlling shareholders' pro rata share of ORBCOMM USA L.P.'s ("ORBCOMM USA") current period earnings and losses.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $11,320,000 and $338,000 for the three-month periods ended June 30, 1997 and 1996, respectively. For the six-month periods ended June 30, 1997 and 1996, the company recorded an income tax provision of $11,616,000 and $669,000, respectively. The 1997 tax provision includes a deferred tax provision of approximately $10,898,000 relating to the ORBIMAGE preferred stock transaction. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

At June 30, 1997, cash, cash equivalents and short-term investments were $34,235,000, and the company had short-term and long-term debt obligations outstanding of approximately $121,011,000. The outstanding debt relates primarily to advances under the company's line of credit facilities, secured and unsecured notes, and fixed asset financings.

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

The company's operations provided net cash of approximately $13,841,000 in the first half of 1997. The company invested approximately $3,278,000 in ORBCOMM (consisting solely of capitalized interest costs), and incurred approximately $13,112,000 in capital expenditures for office equipment, capitalized software and various spacecraft, launch vehicle and other production and test equipment in the first half of 1997. In addition, as a result of the transactions involving ORBIMAGE, the company increased its investment in ORBIMAGE to approximately $60,767,000 during the second quarter.

On May 8, 1997, the company's subsidiary, ORBIMAGE, completed a private placement of 300,100 shares of Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), raising gross proceeds of $30,010,000. On that date, Orbital also purchased ORBIMAGE common stock, bringing its total equity invested to approximately $60,767,000. On July 3, 1997, ORBIMAGE placed an additional 72,605 shares of Preferred Stock, raising an additional $7,260,500.

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

Based on its current assessment of the overall business prospects of ORBIMAGE, the company believes its investment in ORBIMAGE at June 30, 1997 of $60,767,000 is fully recoverable. If, in the future, the ORBIMAGE business is not successful, the company may be required to expense part or all of its investment.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

                  (a) The annual meeting of stockholders of the Company was held on April 24, 1997

                  (b)      Not applicable.

                  (c)(i) Election of four directions, each serving for a three- year term:

                           Douglas S. Luke

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

                  (i)      Proposal to approve the adoption of an
                           amendment to Section 5 of the Company's
                           Restated Certificate of Incorporation
                           increasing the number of authorized shares of Common Stock from 40,000,000 to 80,000,000.

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

                  (i)      Proposal to ratify the selection of KPMG
                           Peat Marwick LLP as the Company's
                           independent accountants for the fiscal year ending December 1997.

                           Votes:   For: 26,793,067            Against: 123,797
                                    Withheld:  0               Abstain:  64,421
                                    Broker Non-Votes:          0

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


                                             ORBITAL SCIENCES CORPORATION




DATED: June 28, 2000                By: /s/ JEFFREY V. PIRONE
                                       -----------------------------------------
                                    Jeffrey V. Pirone, Executive Vice President
                                    and Chief Financial Officer

EXHIBIT INDEX


The following exhibits are filed as part of this report.


Exhibit No.       Description
-----------       -----------


         27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to e deemed "filed" as part of the Form 10Q, or otherwise subject to the liabilities of Section 18 of the Securities Act of 1934) (transmitted herewith).