Form 10-Q/A
period 1997-09-30
ORBITAL SCIENCES CORP /DE/
filed 2000-06-29
CIK 820736

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

                                EXPLANATORY NOTE

Orbital Sciences Corporation ("Orbital") has determined to restate its annual consolidated financial statements and its condensed consolidated quarterly financial statements for 1997, 1996 and 1995. This amendment includes in Item 1 such restated condensed consolidated financial statements and related footnotes thereto for the three and nine months ended September 30, 1997, and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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


--------------------------------------------------------------------------------

                                     PART 1
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                                      1997                1996
                                                                                                ----------------    ---------------
                                                                                                   (RESTATED)          (RESTATED)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                                       $  19,123          $  27,923
   Short-term investments, at market                                                                  19,888              5,827
   Receivables, net                                                                                  161,526            140,973
   Inventories, net                                                                                   44,089             27,159
   Deferred income taxes and other assets                                                              7,825              5,952
                                                                                                   ---------          ---------
   TOTAL CURRENT ASSETS                                                                              252,451            207,834

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $76,468 and $70,907, respectively                                             116,521            126,888

INVESTMENTS IN AFFILIATES                                                                            151,765             88,394

GOODWILL, less accumulated amortization of $18,655 and $15,972, respectively                         107,237             69,512

DEFERRED INCOME TAXES AND OTHER ASSETS                                                                30,309             16,985

                                                                                                   ---------          ---------
TOTAL ASSETS                                                                                       $ 658,283          $ 509,613
                                                                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                              $  26,914          $  38,969
   Accounts payable                                                                                   38,369             26,611
   Accrued expenses                                                                                   66,785             40,019
   Deferred revenues                                                                                  32,206             31,180
                                                                                                   ---------          ---------
   TOTAL CURRENT LIABILITIES                                                                         164,274            136,779

LONG-TERM OBLIGATIONS, net of current portion                                                        181,729             35,326

OTHER LIABILITIES                                                                                      7,599             15,523
                                                                                                   ---------          ---------
   TOTAL LIABILITIES                                                                                 353,602            187,628

NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                  (3,452)            (1,810)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized
          Series A Special Voting Preferred Stock, one share authorized and outstanding                   --                 --
          Class B Preferred Stock, 10,000 shares authorized and outstanding                               --                 --
   Common Stock, par value $.01; 80,000,000 shares authorized, 32,269,326 and
         32,160,598 shares outstanding, after deducting 15,735 shares held
         in treasury                                                                                     323                322
   Additional paid-in capital                                                                        325,394            323,592
   Unrealized gains on short-term investments                                                             44                 14
   Cumulative translation adjustment                                                                  (4,209)            (3,681)
   Retained earnings (deficit)                                                                       (13,419)             3,548
                                                                                                   ---------          ---------
   Total stockholders' equity                                                                        308,133            323,795

                                                                                                   ---------          ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 658,283          $ 509,613
                                                                                                   =========          =========

See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

                          ORBITAL SCIENCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                   -------------------------------------
                                                                         1997                  1996
                                                                   ----------------     ----------------
                                                                      (RESTATED)             (RESTATED)
REVENUES                                                             $    163,310          $    119,903
Costs of goods sold                                                       117,669                89,535
                                                                     ------------          ------------
GROSS PROFIT                                                               45,641                30,368

Research and development expenses                                           7,968                 4,053
Selling, general and administrative expenses                               26,334                18,947
Amortization of goodwill                                                      956                   794
                                                                     ------------          ------------
INCOME FROM OPERATIONS                                                     10,383                 6,574

Net investment income (expense)                                              (878)                  219
Equity in losses of affiliates                                             (7,837)               (2,653)
Non-controlling interests in losses of
   consolidated subsidiaries                                                  533                   396
                                                                     ------------          ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                    2,201                 4,536

Provision for income taxes                                                  1,200                   454

                                                                     ------------          ------------
NET INCOME                                                           $      1,001          $      4,082
                                                                     ============          ============


NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                    $       0.03          $       0.14
                                                                     ============          ============

Shares used in computing net income per common and
   common equivalent share                                             33,347,734            29,803,856
                                                                     ============          ============

NET INCOME PER COMMON SHARE, ASSUMING FULL DILUTION                  $       0.03          $       0.14
                                                                     ============          ============

Shares used in computing net income per common share,
   assuming full dilution                                              34,492,637            31,663,151
                                                                     ============          ============

See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                   -------------------------------------
                                                                        1997                   1996
                                                                   ----------------      ---------------
                                                                      (RESTATED)             (RESTATED)
REVENUES                                                             $    366,846          $    339,767
Costs of goods sold                                                       268,748               244,000
                                                                     ------------          ------------
GROSS PROFIT                                                               98,098                95,767

Research and development expenses                                          23,591                16,491
Selling, general and administrative expenses                               67,899                58,678
Amortization of goodwill                                                    2,439                 2,374
                                                                     ------------          ------------
INCOME FROM OPERATIONS                                                      4,169                18,224

Net investment income (expense)                                              (132)                 (402)
Equity in losses of affiliates                                             (9,905)               (7,591)
Non-controlling interests in losses of
   consolidated subsidiaries                                                1,717                   994
                                                                     ------------          ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                            (4,151)               11,225

Provision for income taxes                                                 12,816                 1,121

                                                                     ------------          ------------
NET INCOME (LOSS)                                                    $    (16,967)         $     10,104
                                                                     ============          ============


NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE             $      (0.52)         $       0.36
                                                                     ============          ============

Shares used in computing net income (loss) per common and
   common equivalent share                                             32,941,540            28,176,215
                                                                     ============          ============

NET INCOME (LOSS) PER COMMON SHARE, ASSUMING FULL DILUTION           $      (0.52)         $       0.36
                                                                     ============          ============

Shares used in computing net income (loss) per common share,
   assuming full dilution                                              32,941,540            31,575,334
                                                                     ============          ============

See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    1997              1996
                                                                                -------------    -------------
                                                                                  (RESTATED)       (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                              $ (16,967)       $  10,104
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization expense                                          18,433           17,829
      Equity in losses of affiliates                                                  9,905            7,591
      Non-controlling interests in losses of consolidated subsidiaries               (1,717)            (994)
      Deferred tax asset valuation adjustment                                        10,898               --
      Gain on sale of fixed assets and investments                                       --              (17)
      Foreign currency translation adjustment                                          (528)            (716)
   CHANGES IN ASSETS AND LIABILITIES:
      Increase in current and other non-current assets                               (5,636)         (11,847)
      Decrease in current and other non-current liabilities                         (12,528)         (21,776)
                                                                                  ---------        ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                     1,860              174
                                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                          (22,334)         (20,781)
      Investments in satellite systems                                                   --           (8,704)
      Proceeds from sales of fixed assets                                            34,699               --
      Payments for business combinations                                            (44,116)              --
      Payments, purchases, sales of available for-sale maturities, net              (14,028)           9,333
      Investments in affiliates                                                     (88,507)         (20,917)
                                                                                  ---------        ---------
        NET CASH USED IN INVESTING ACTIVITIES                                      (134,286)         (41,069)
                                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Short-term borrowings, net of (repayments)                                    (14,710)          38,200
      Principal payments on long-term obligations                                   (22,690)          (6,206)
      Net proceeds from issuances of long-term obligations                          159,223               --
      Fees associated with conversion of debentures                                      --           (2,571)
      Net proceeds from issuances of common stock to employees                        1,803            1,406
                                                                                  ---------        ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                   123,626           30,829
                                                                                  ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (8,800)         (10,066)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       27,923           15,317
                                                                                  ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  19,123        $   5,251
                                                                                  =========        =========

See accompanying notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

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

The effect of the restatement matters on the company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:

(in thousands, except share data)                   QUARTER ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                  -----------------  -------------------

1997 RESTATED:
Revenues                                              $  163,310         $  366,846
Gross profit                                              45,641             98,098
Income from operations                                    10,383              4,169
Net income (loss)                                          1,001            (16,967)
Net income (loss) per common share                          0.03              (0.52)



--------------------------------------------------------------------------------

                                                    QUARTER ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                  -----------------  -------------------

Net income (loss) per common
share, assuming dilution                                    0.03              (0.52)

1997 AS PREVIOUSLY REPORTED:
Revenues                                              $  164,670         $  429,008
Gross profit                                              46,015            119,366
Income from operations                                    12,249             29,301
Net income                                                 6,130             16,827
Net income per common share                                 0.18               0.51
Net income per common share,
assuming dilution                                           0.18               0.50

1996 RESTATED:
Revenues                                              $  119,903         $  339,767
Gross profit                                              30,368             95,767
Income from operations                                     6,574             18,224
Net income                                                 4,082             10,104
Net income per common share                                 0.14               0.36
Net income per common share,
assuming dilution                                           0.14               0.36

1996 AS PREVIOUSLY REPORTED:
Revenues                                              $  119,571         $  340,977
Gross profit                                              31,875             97,075
Income from operations                                     7,124             20,320
Net income                                                 4,456             11,423
Net income per common share                                 0.15               0.41
Net income per common share,
assuming dilution                                           0.15               0.41


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


--------------------------------------------------------------------------------

(3)   COMMON STOCK AND INCOME PER SHARE

Income per common and common equivalent share ("primary EPS") is calculated using the weighted average number of common and common equivalent shares, to the extent dilutive, outstanding during the periods. Income per common share assuming full dilution ("fully-diluted EPS") is calculated using the weighted average number of common and common equivalent shares outstanding during the periods plus the effects of an assumed conversion of the company's 5% convertible subordinated notes due October 2002, to the extent dilutive (see note 8). Any reduction of less than three percent in the aggregate has not been considered dilutive in the calculation and presentation of fully-diluted EPS. Subsidiary stock options that enable holders to obtain the subsidiary's common stock pursuant to stock option plans are included in computing the subsidiary's earnings per share, to the extent dilutive. Those earnings per share data are included in the company's consolidated per share computations based on the company's holdings of the subsidiary's stock (see note 9).

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

(6)   INVESTMENTS IN AFFILIATES

On May 8, 1997, the company's then-subsidiary, Orbital Imaging Corporation ("ORBIMAGE"), completed a private placement of 300,100 shares of 12% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"), raising gross proceeds of $30,010,000. Also on that date, Orbital purchased ORBIMAGE common stock, bringing its total equity invested to approximately $60,767,000. On July 3, 1997, ORBIMAGE sold an additional 72,605 shares of Preferred Stock, raising an additional $7,260,500. Each share of Preferred Stock entitles its holder to receive annual cumulative dividends of 12% per annum payable in cash or additional shares of Preferred Stock, at the discretion of ORBIMAGE's Board of Directors. Pursuant to the terms of this transaction, Orbital owns approximately 75% of the total voting interest in ORBIMAGE after giving effect to the conversion of ORBIMAGE's convertible preferred stock. Orbital no longer controls ORBIMAGE's financial and operational affairs as a result of certain rights provided to ORBIMAGE's preferred stockholders. Consequently, the company no longer consolidates ORBIMAGE's financial results, but rather uses the equity method of accounting for its investment in, and earnings or losses attributable to ORBIMAGE.

Pursuant to a firm-fixed price contract with ORBIMAGE, Orbital is the primary supplier to ORBIMAGE of imaging satellites, launch services and ground systems. Additionally, Orbital provides certain administrative support to ORBIMAGE on a cost-reimbursable


--------------------------------------------------------------------------------
basis. During the three- and nine-months ended September 30, 1997, Orbital recorded sales of approximately $18,806,000 pursuant to this contract. ORBIMAGE is capitalizing substantially all its purchases from Orbital. Orbital recorded no profits on sales to ORBIMAGE during the three- and nine-months ended September 30, 1997.

(7)   BUSINESS COMBINATIONS

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

The following supplemental financial information presents the consolidated results of operations on a pro forma basis, as though the company had acquired CTA on January 1, 1996 (in thousands, except share data):


                                                  Nine Months          Nine Months
                                                   9/30/97               9/30/96
                                               ----------------      ----------------
                                                   (Restated)         (Restated)

Revenue                                       $       414,911      $      404,408
Net income (loss)                                     (15,643)              9,688
Earnings (loss) per share:
     Primary                                            (0.49)               0.34
     Fully diluted                                      (0.50)               0.34


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

The CTA and the Rockwell acquisitions may require further adjustments to excess of purchase price over the fair value of the net assets acquired. The purchase price was


--------------------------------------------------------------------------------
allocated to the acquired assets and liabilities using preliminary estimates of fair values as of the date of acquisition. The final allocation of purchase price will be determined during the remainder of 1997 when additional information becomes known about certain business assumptions used to estimate fair value.

(8)   DEBT

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

On June 13, 1997, the company issued a $13,210,000 note to a financial institution. The note bears interest at 7.19%, subject to adjustment, principal and interest are payable monthly over sixty months, and the note is secured by certain equipment located at the company's Germantown, Maryland facility. In addition, on June 19, 1997, the company issued a $10,000,000 note to a financial institution. The note bears interest at 8.64%, principal and interest are payable monthly over sixty months, and the note is secured by



--------------------------------------------------------------------------------
certain office, computer and test equipment related to the company's launch vehicle operations in Chandler, Arizona and Dulles, Virginia.

Additionally, on June 27, 1997, the company terminated its L-1011 aircraft lease, and purchased the L-1011 aircraft for approximately $9,860,000. The company financed the purchase with a note for approximately $9,860,000, which is secured by the aircraft. The note bears interest at 8.4% and principal and interest are payable monthly over 94 months.

(9)   NEW ACCOUNTING PRONOUNCEMENTS

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


--------------------------------------------------------------------------------

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



--------------------------------------------------------------------------------

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

REVENUES. Orbital's revenues for the three-month periods ended September 30, 1997 and 1996 were $163,310,000 and $119,903,000, respectively. Revenues for the nine-month periods ended September 30, 1997 and 1996 were $366,846,000 and $339,767,000, respectively. The increase in revenues during these periods is generally reflective of the significant amount of new orders received since 1995, and to a lesser extent, to the revenues generated by the newly acquired satellite manufacturing and communications services businesses of CTA.

Revenues for the 1997 third quarter include sales to ORBCOMM, a partnership in which Orbital holds a 50% non-controlling interest, of $9,493,000 as compared to $4,883,000 for the 1996 third quarter. Sales to ORBCOMM for the nine-month periods ended September 30, 1997 and 1996 were $36,717,000 and $34,353,000, respectively. Revenues for the three-month and nine-month periods ended September 30, 1997 include sales of approximately $18,806,000 to ORBIMAGE. No such sales to ORBIMAGE were included in earlier years. See Note 6 to the Financial Statements.

Space and Ground Infrastructure Systems

Revenues from the company's Space and Ground Infrastructure Systems totaled $148,027,000 and $103,484,000 for the three months ended September 30, 1997 and 1996, respectively, and $315,947,000 and $281,102,000 for the nine months ended September 30, 1997 and 1996, respectively.

Revenues from the company's launch systems of $28,546,000 in the third quarter of 1997 were consistent with the $28,577,000 in the third quarter of 1996. Launch systems revenues were $83,399,000 for the nine months ended September 30, 1997 as compared to $73,906,000 for the comparable 1996 period. The increase in year-to-date revenues is attributable to increased revenues from the company's Taurus launch vehicle program, and from the resumption of production and launch of the company's Pegasus launch vehicle in 1997. Additionally, the company was just beginning to perform work on a reusable launch vehicle in the first quarter of 1996, and did not generate significant revenues until the second quarter of 1996. Accordingly, year-to-date 1997 revenues attributable to the reusable launch vehicle are significantly higher than the comparable 1996 period, but on a third quarter-to-third quarter comparison, revenues attributable to the reusable launch vehicle were generally consistent.

For the three months ended September 30, 1997, satellite revenues increased to $74,485,000 from $29,476,000 in the same quarter of 1996. Satellite revenues were $103,230,000 for the nine months ended September 30, 1997 as compared to $80,017,000


--------------------------------------------------------------------------------
for the comparable 1996 period. The significant increase in satellite sales in 1997 is primarily due to additional revenues generated from new satellite orders received in the second half of 1996 and from 1997 sales to ORBIMAGE. Additionally, current quarter revenues include approximately $22,000,000 of sales attributable to the satellite business unit acquired from CTA on August 15, 1997.

Revenues from electronics and sensor systems were $26,914,000 for the three months ended September 30, 1997 as compared to $25,572,000 in the 1996 comparable period. Electronics and sensor systems revenues for the nine months ended September 30, 1997 and 1996 were $77,108,000 and $63,421,000, respectively. The increase in revenues is primarily a result of work performed on defense electronics and sensor system orders received during the second half of 1996 and first quarter of 1997.

Revenues from the company's ground systems products were $18,082,000 in the third quarter of 1997 as compared to $19,859,000 for the comparable 1996 quarter. Ground systems product revenues were $52,210,000 for the nine months ended September 30, 1997 as compared to $63,758,000 for the comparable 1996 period. Ground systems revenues decreased on a quarter-to-quarter basis, and on a year-to-date basis. This business segment included revenues for the three- and nine-month periods ended September 30, 1996 of approximately $4,449,000 and $13,580,000, respectively, attributable to the company's former subsidiary, The PSC Communications Group Inc. ("PSC"). The company sold substantially all the assets of PSC during the fourth quarter of 1996.

Satellite Access Products

Revenues from sales of satellite access products decreased slightly to $15,261,000 for the 1997 third quarter as compared to $15,989,000 for the comparable 1996 period. Satellite access product revenues were $50,796,000 for the nine-months ended September 30, 1997 as compared to $57,445,000 for the comparable 1996 period. The significant decrease in year-to-year revenues is primarily attributable to increased competition and changing customer needs in certain markets for recreational global positioning system ("GPS") navigation products. Additionally, the entire GPS market has experienced a general down-turn over the past several quarters. In addition, as a result of the Rockwell acquisition in August 1997, the company added automotive navigation systems to its product line, although the company does not anticipate significant sales from this product line until the second half of 1998.

Satellite-Delivered Services

The company's ORBCOMM start-up business generated minimal U.S. service revenues in 1997 and 1996. As a result of the ORBIMAGE private placement transaction (see discussion in Liquidity and


--------------------------------------------------------------------------------

Capital Resources section), Orbital no longer consolidates ORBIMAGE's service revenues.

GROSS PROFIT. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the third quarter of 1997 was $45,641,000 as compared to $30,368,000 in the 1996 third quarter. Gross profit margin as a percentage of sales for those periods was approximately 28% and 25%, respectively. The company's gross profit for the first nine months of 1997 was $98,098,000 as compared to $95,767,000 for the first nine months of 1996. Gross profit margin as a percentage of sales for those periods decreased slightly to approximately 27% from 28%, respectively. During the third quarter of 1997, the company recognized an increase in gross profit of $2,647,000 related to the write-off or expiration of certain Canadian development loans no longer required or not expected to be repaid. This increase was offset by lower margins realized on satellite access products due to factors related to increased competition and changing customer needs. The company continues to realize favorable margin trends on certain space infrastructure contracts. These favorable margins helped to partially offset the company's year-to-date decrease in gross profit margin.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended September 30, 1997 and 1996 were $7,968,000 (or 5% of revenues) and $4,053,000 (or 3% of revenues), respectively. Research and development expenses during the nine-month periods ended September 30, 1997 and 1996 were $23,591,000 (or 6% of revenues) and $16,491,000 (or 5% of revenues), respectively. Research and development expenses in 1997 and 1996 relate primarily to the development of new or improved navigation and communications products, improved launch vehicles and new satellite initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the third quarters of 1997 and 1996 were $26,334,000 (or 16% of revenues) and $18,947,000 (or 16% of revenues), respectively. Selling, general and administrative expenses for the first nine months of 1997 and 1996 were $67,899,000 (or 19% of revenues) and $58,678,000 (or 17% of revenues), respectively. The increase in year-to-date selling, general and administrative expenses as a percentage of revenues in 1997 is due to increased merger and acquisition efforts during 1997.

INVESTMENT INCOME AND INVESTMENT EXPENSE. Net investment expense was $878,000 for the three months ended September 30, 1997 as compared to net investment income of $219,000 in the 1996 third quarter. Net investment expense during the nine-months ended September 30, 1997 was $132,000 as compared to net investment


--------------------------------------------------------------------------------
expense of $402,000 during the 1996 comparable period. Investment income reflects interest earnings on short-term investments. Interest expense in 1997 is primarily for outstanding amounts on Orbital's revolving credit facilities and on other secured and unsecured debt. In 1996, interest expense included interest on the company's 6-3/4% convertible debentures, which were converted to common stock in August 1996. Interest expense has been reduced by capitalized interest of $2,167,000 and $2,142,000, respectively, for the third quarter of 1997 and 1996, and by $5,575,000 and $6,198,000, respectively, for the first nine months of 1997 and 1996.

EQUITY IN LOSSES OF AFFILIATES AND NON-CONTROLLING INTERESTS IN LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in losses of affiliates and non-controlling interests in losses of consolidated subsidiaries for the third quarter of 1997 and 1996 were $7,304,000 and $2,257,000, respectively, and $8,188,000 and
$6,597,000 for the nine month periods ended September 30, 1997 and 1996, respectively. These amounts primarily represent (i) elimination of proportionate profits on sales of infrastructure products to ORBCOMM and ORBIMAGE (ii) preferred dividends and beneficial conversion rights to other investors at ORBIMAGE and (iii) the company's pro rata share of ORBCOMM's, ORBCOMM International Partners L.P.'s ("ORBCOMM International"), and ORBIMAGE's current period earnings and losses, and (iv) non-controlling shareholders' pro rata share of ORBCOMM USA L.P.'s ("ORBCOMM USA") current period earnings and losses.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $1,200,000 and $454,000 for the three-month periods ended September 30, 1997 and 1996, respectively. For the nine-month periods ended September 30, 1997 and 1996, the company recorded an income tax provision of $12,816,000 and $1,121,000, respectively. The 1997 tax provision includes a deferred tax provision of approximately $10,898,000 relating to the ORBIMAGE preferred stock transaction. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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


--------------------------------------------------------------------------------

At September 30, 1997, cash, cash equivalents and short-term investments were $39,011,000, and the company had short-term and long-term debt obligations outstanding of approximately $208,643,000. The outstanding debt consists primarily of $100,000,000 of 5% convertible notes, issued during the current quarter, and of secured and unsecured notes.

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

The company's operations provided net cash of approximately $1,860,000 in the first nine months of 1997. The company incurred approximately $22,334,000 in capital expenditures for office equipment, capitalized software and various spacecraft, launch vehicle and other production and test equipment in the first nine months of 1997.

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits - A complete listing of exhibits required is given in the
            Exhibit Index that precedes the exhibits filed with this report. (d)
(b) (i) On July 28, 1997, the Company filed a Current Report on Form 8-K, dated July 11, 1997, disclosing that it had entered into an agreement to acquire certain assets, including all stock of certain subsidiaries, relating to the manufacturing and communications services businesses of CTA INCORPORATED (the "CTA Acquisition").

            (ii) On September 2, 1997, the Company filed a Current Report on Form 8-K, dated August 15, 1997, disclosing that the Company had completed the CTA Acquisition.

            (iii) On September 9, 1997, the Company filed Amendment No. 1 on Form 8-K/A to its Current Report on Form 8-K, dated August 15, 1997, in order to


--------------------------------------------------------------------------------
            reflect the Company's determination that the CTA Acquisition was more appropriately reported pursuant to Item 5 rather than Item 2.

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


--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                              ORBITAL SCIENCES CORPORATION



DATED:  June 28, 2000         By: /s/ JEFFREY V. PIRONE
                                  -------------------------------------
                                  Jeffrey V. Pirone, Executive Vice President
                                  and Chief Financial Officer

--------------------------------------------------------------------------------

EXHIBIT INDEX

The following exhibits are filed as part of this report.

                  --------------------------------------------------------------
Exhibit No        Description
----------        -----------
                  --------------------------------------------------------------
4.1               Indenture dated as of September 16, 1997 between Orbital
                  Sciences Corporation and Deutsche Bank AG, New York Branch
                  (previously filed).

10.1              Second Amended and Restated Credit Agreement dated as of
                  August 5, 1997 among Orbital Sciences Corporation, Magellan
                  Corporation, the Banks listed therein and Morgan Guaranty
                  Trust Company of New York as Agent (previously filed).

10.4              Amended and Restated Security Agreement dated as of June 30,
                  1992 and amended and restated as of August 5, 1997 among Orbital Sciences Corporation, Morgan Guaranty Trust Company of
                  New York as Collateral Agent and NationsBank, N.A., as
                  Designated Lockbox Bank (previously filed).

10.4.1            Security Agreement dated as of August 5, 1997 among Magellan
                  Corporation, Morgan Guaranty Trust Company of New York as
                  Collateral Agent and NationsBank, N.A., as Designated Lockbox
                  Bank (previously filed).

11 Statement re: Computation of Earnings Per Share (transmitted herewith).

27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).


--------------------------------------------------------------------------------