Form 10-Q/A
period 1998-03-31
ORBITAL SCIENCES CORP /DE/
filed 2000-06-29
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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

                                EXPLANATORY NOTE


Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the years ended December 31, 1998, 1997, 1996 and 1995 and its condensed consolidated quarterly financial statements for 1998, 1997, 1996 and 1995. This amendment includes in Item 1 such restated condensed consolidated financial statements and related footnotes thereto for the three months ended March 31, 1998 and 1997, and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31          DECEMBER 31,
                                                                                          1998                 1997
                                                                                       ------------        ------------
                                                                                        (RESTATED)          (RESTATED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $     29,458        $      6,391
   Short-term investments, at market                                                          2,998               8,735
   Receivables, net                                                                         206,341             206,417
   Inventories, net                                                                          47,082              59,239
   Deferred income taxes and other assets                                                     9,674               5,889
                                                                                       ------------        ------------
   TOTAL CURRENT ASSETS                                                                     295,553             286,671

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $85,748 and $79,319, respectively                                    124,900             125,327

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                                   148,568             130,402

GOODWILL, less accumulated amortization of $22,238 and $19,794, respectively                204,151             207,523

DEFERRED INCOME TAXES AND OTHER ASSETS                                                       26,214              27,962

                                                                                       ------------        ------------
TOTAL ASSETS                                                                           $    799,386        $    777,885
                                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                  $     40,320        $     29,767
   Accounts payable                                                                          50,874              36,218
   Accrued expenses                                                                          99,463              98,018
   Deferred revenues                                                                         44,142              69,467
                                                                                       ------------        ------------
   TOTAL CURRENT LIABILITIES                                                                234,799             233,470

DUE TO JOINT VENTURE PARTNER                                                                 10,529                  --

LONG-TERM OBLIGATIONS, net of current portion                                               223,998             200,194

OTHER LIABILITIES                                                                               878               2,443
                                                                                       ------------        ------------
   TOTAL LIABILITIES                                                                        470,204             436,107

NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                         24,812              27,794

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized,
     none outstanding,                                                                           --                  --
   Common Stock, par value $.01; 80,000,000 shares authorized, 36,955,050 and
    32,481,719 shares outstanding, respectively after deducting 20,877 shares
    held in treasury                                                                            332                 325
   Additional paid-in capital                                                               335,790             326,187
   Accumulated other comprehensive loss                                                      (4,564)             (4,671)
   Accumulated deficit                                                                      (27,188)             (7,857)
                                                                                       ------------        ------------
   TOTAL STOCKHOLDERS' EQUITY                                                               304,370             313,984

                                                                                       ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $    799,386        $    777,885
                                                                                       ============        ============

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                        -----------------------------------
                                                                                            1998                  1997
                                                                                        ------------           ------------
                                                                                         (RESTATED)             (RESTATED)

REVENUES                                                                                $    186,027           $    113,273
Costs of goods sold                                                                          135,057                 83,255
                                                                                        ------------           ------------
GROSS PROFIT                                                                                  50,970                 30,018

Research and development expenses                                                             10,618                  8,020
Selling, general and administrative expenses                                                  27,239                 18,320
Amortization of goodwill                                                                       2,260                    742
                                                                                        ------------           ------------
INCOME FROM OPERATIONS                                                                        10,853                  2,936

Net investment income (expense)                                                               (2,064)                   424
Equity in earnings (losses) of affiliates                                                    (29,732)                (1,378)
Non-controlling interests in (earnings) losses of
   consolidated subsidiaries                                                                   2,982                    621
                                                                                        ------------           ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                              (17,961)                 2,603

Provision for income taxes                                                                     1,370                    296

                                                                                        ------------           ------------
NET INCOME (LOSS)                                                                       $    (19,331)          $      2,307
                                                                                        ============           ============


NET INCOME (LOSS) PER COMMON SHARE                                                      $      (0.59)          $       0.07
                                                                                        ============           ============

Shares used in computing net income (loss) per common share                               32,819,641             32,819,432
                                                                                        ============           ============

Net income (loss) per common share, assuming dilution                                   $      (0.59)          $       0.07
                                                                                        ============           ============

Shares used in computing net income (loss) per common share, assuming dilution            32,819,641             32,819,432
                                                                                        ============           ============




See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                               -------------------------------
                                                                                                   1998               1997
                                                                                               ------------       ------------
                                                                                                (RESTATED)         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                                           $    (19,331)      $      2,307
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization expenses                                                           8,803              6,462
     Equity in losses of affiliates                                                                  29,732              1,378
     Non-controlling interests in losses of consolidated subsidiaries                                (2,982)              (621)
     Foreign currency translation adjustment                                                            243               (184)
   CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in current and other non-current assets                                     15,915             (6,338)
     Increase (decrease) in current and other non-current liabilities                               (22,337)             6,162
                                                                                               ------------       ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     10,043              9,166
                                                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                            (6,234)            (4,756)
     Purchases, sales and maturities of available-for-sale investment securities, net                    --             (4,215)
     Investments in and advances to affiliates                                                      (35,238)              (552)
                                                                                               ------------       ------------
       NET CASH USED IN INVESTING ACTIVITIES                                                        (41,472)            (9,523)
                                                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                          15,461              3,350
     Principal payments on long-term obligations                                                     (3,568)            (2,109)
     Net proceeds from issuances of long-term obligations                                            27,464                 --
     Advances from joint venture partner                                                              5,529                 --
     Net proceeds from issuances of common stock                                                      9,610                442
                                                                                               ------------       ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     54,496              1,683
                                                                                               ------------       ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            23,067              1,326


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        6,391             27,923
                                                                                               ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $     29,458       $     29,249
                                                                                               ============       ============





See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997
(UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). Although the company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the company's Annual Report on Form 10-K/A for the year ended December 31, 1997. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

Orbital Sciences Corporation is hereafter referred to as "Orbital" or the "company."

(1)      RESTATEMENTS

Management has determined to restate its previously issued consolidated financial statements for 1998 and 1997 with respect to its accounting treatment for certain matters, including among other things, its accounting for equity method investments, capitalized costs and certain other matters. Restatement matters for equity method accounting include adjustments related to: preferred dividends paid to other affiliate investors, calculation of ownership interest and capitalized interest on equity method investments. For a full description of the restatement matters, refer to Notes 1A and 12 to the company's consolidated financial statements included in the company's 1998 Annual Report on Form 10-K/A previously filed with the Commission.

The effect of the restatement matters on the company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:

(In thousands, except share data)                     QUARTER ENDED                  QUARTER ENDED
                                                      MARCH 31, 1998                 MARCH 31, 1997
                                                   --------------------           --------------------

RESTATED:
Revenues                                           $            186,027           $            113,273
Gross profit                                                     50,970                         30,018
Income  from operations                                          10,853                          2,936
Net income (loss)                                               (19,331)                         2,307
Net income (loss) per common share                                (0.59)                          0.07
Net income per dilutive share                                       N/A                           0.07

AS PREVIOUSLY REPORTED IN AMENDMENT NO.1:
Revenues                                           $            186,159           $            122,112
Gross profit                                                     51,374                         33,678
Income from operations                                           13,365                          6,047
Net income                                                        4,745                          5,094
Net income per common share                                        0.14                           0.16
Net income per dilutive share                                      0.13                           0.16

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

(3)  EARNINGS PER SHARE

Net income per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income per common share assuming dilution is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's $100,000,000, 5% convertible notes due 2002, after giving effect to all net income adjustments that would result from the assumed conversion.

In periods of net loss, the assumed conversion of convertible notes and the exercise of options are anti-dilutive. Accordingly, fully diluted per-share losses are the same as basic losses per-share disclosed in the accompanying statement of operations for the three months ended March 31, 1998. If the company had reported net income for the three months ended March 31, 1998, the number of shares used in calculating dilutive earnings per share would have been 37,721,780.

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

(6)  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Disclosure requirements with respect to comprehensive income are as follows (in thousands):

                                                            MARCH 31,
                                                     1998               1997
                                                 ------------       ------------
                                                  (RESTATED)          (RESTATED)
Comprehensive income (loss):
    Net income (loss), as reported               $    (19,331)      $      2,307
    Unrealized losses on
      short-term investments                             (136)               (20)
    Translation adjustments                               243               (184)
                                                 ------------       ------------
      Total                                      $    (19,224)      $      2,103
                                                 ============       ============

Accumulated other comprehensive income:
    Beginning of period                          $     (4,671)      $     (3,667)
                                                 ============       ============
    End of period                                $     (4,564)      $     (3,871)
                                                 ============       ============

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

                                              MARCH 31, 1998
                                          ACTUAL         AS ADJUSTED
                                       ------------      ------------
                                        (RESTATED)        (RESTATED)

Cash and cash equivalents and
    short-term investments             $     32,456      $     90,208
                                       ============      ============

Total debt                             $    264,318      $    175,068
                                       ============      ============

Total stockholders' equity             $    304,489      $    455,164
                                       ============      ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997

Certain statements included in this discussion relating to future revenues, sales, expenses, growth rates, net income, new business, operational performance, schedules, sources and uses of funds, and the performance of the company's affiliates, Orbital Imaging Corporation ("ORBIMAGE") and ORBCOMM Global L.P. ("ORBCOMM") are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, achievements or investments of the company to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements. Such factors include, among others, general and economic business conditions, launch success, product performance, risks associated with government contracts, the introduction of products and services by competitors, risks associated with acquired businesses, availability of required capital, market acceptance of new products and technologies and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" incorporated in the company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

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

Certain of the 1998 and 1997 financial information has been restated. See Note 1 to the condensed consolidated financial statements.

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

REVENUES. Orbital's revenues for the three-month periods ended March 31, 1998 and 1997 were $186,027,000 and $113,273,000, respectively.

Space and Ground Infrastructure Systems. Revenues from the company's Space and Ground Infrastructure Systems sector totaled $156,209,000 and $97,360,000 for the three months ended March 31, 1998 and 1997, respectively.

Revenues from the company's launch vehicles increased to $45,908,000 in the first quarter of 1998, from $27,054,000 in the first quarter of 1997. The increase in revenues in 1998 as compared to a year ago is attributable to increased revenues from the company's Pegasus and Taurus launch vehicle programs, and from its suborbital launch vehicle programs. Additionally, the company generated more revenues in the 1998 first quarter for contractual work performed on the X-34 reusable launch vehicle.

For the three months ended March 31, 1998, satellite revenues increased to $61,532,000 from $24,802,000 in the first quarter of 1997. The increase in satellite sales is primarily due to additional revenues generated from new satellite orders received in 1997. Revenues in 1998 also include approximately $16,590,000 of sales generated by the satellite business acquired from CTA INCORPORATED in August 1997.

Revenues from electronics and sensor systems of approximately $27,348,000 for the three months ended March 31, 1998 were generally consistent with the revenues of $28,066,000 in the comparable 1997 period.

Revenues from the company's ground systems products were $21,421,000 in the first quarter of 1998 as compared to $17,438,000 in the comparable 1997 quarter. The increase in revenues in 1998 is due to contractual work performed on 1997 new orders for new satellite ground systems and system upgrades.

Revenues for the three months ended March 31, 1998 include sales to affiliates of $43,426,000, as compared to first quarter 1997 sales to affiliates of $11,603,000.

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

GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and under the company's various development and production contracts. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the first quarter of 1998 was $50,970,000 as compared to

$30,018,000 in the 1997 first quarter. Gross profit as a percentage of sales was approximately 27% in both periods.

Space and Ground Infrastructure Systems. Gross profit from the company's Space and Ground Infrastructure Systems totaled $42,436,000 (or 27% of sector revenues) and $24,932,000 (or 26% of sector revenues) for the three months ended March 31, 1998 and 1997, respectively.

Gross profit margins from the company's launch vehicles were 27% for the first quarter of 1998 as compared to 29% for the first quarter of 1997. Satellites contributed gross margins of 27% during the first quarter of 1998 as compared to 21% during the first quarter of 1997. The increase is due to work performed on more profitable new contracts received in the second half of 1997. For the three months ended March 31, 1998 and 1997, electronics and sensor systems had gross margins of 28% and 25%, respectively. Gross margins for ground systems were 27% for each of the first quarters in 1998 and 1997.

Satellite Access Products. Gross margins for satellite access products were 34% for the first quarter of 1998 and 36% for the first quarter of 1997. This decrease in gross margin percentage is due to lower unit sales prices for satellite navigation recreational products in the 1998 period.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three-month periods ended March 31, 1998 and 1997 were $10,618,000 (or 6% of revenues) and $8,020,000 (or 7% of revenues), respectively. Research and development expenses in both quarters relate primarily to the development of new or improved satellite navigation, communications and automotive products and new satellite initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the first quarter of 1998 and 1997 were $27,239,000 (or 15% of revenues) and $18,320,000 (or 16% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues during 1998 as compared to 1997 was primarily attributable to substantial revenue growth, particularly in launch vehicles and satellite systems, with only a modest growth in selling, general and administrative expenses.

INTEREST INCOME AND INTEREST EXPENSE. Net interest expense was ($2,064,000) for the three months ended March 31, 1998 as compared to net interest income of $424,000 for the three months ended March 31, 1997. Interest income for the periods reflects interest earnings on short-term investments. Interest expense in 1998 is primarily for outstanding amounts on Orbital's convertible subordinated notes, revolving credit facilities and on other secured and unsecured debt. Interest expense has been reduced by capitalized interest of $2,368,000 and $1,499,000 in 1998 and 1997, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates net of non-controlling interests in (earnings) losses of consolidated subsidiaries for the first quarters of 1998 and 1997 were ($26,750,000) and ($757,000), respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to

ORBCOMM and ORBIMAGE, (ii) the company's pro rata share of current period earnings and losses of each of ORBCOMM, ORBCOMM International Partners, L.P. and ORBIMAGE, (iii) preferred dividends and beneficial conversion rights of other ORBIMAGE investors, and (iv) non-controlling stockholders' pro rata share of ORBCOMM USA, L.P.'s and Magellan's current period earnings and losses. The increase in losses during the first quarter of 1998 is due to increased losses at ORBCOMM, higher beneficial conversion rights relating to the issuance of preferred shares to other ORBIMAGE investors, and the fact that subsequent to May 8, 1997, the company used the equity method to account for its investment in ORBIMAGE when it had previously consolidated ORBIMAGE's operations during the first quarter of 1997.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $1,370,000 and $296,000 for the three-month periods ended March 31, 1998 and 1997, respectively. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

The company's operations provided net cash of approximately $10,043,000 in the first quarter of 1998. The company was committed to provide up to an additional $15,000,000 in capital to ORBCOMM, of which $10,000,000 has been funded to date, $7,500,000 during the three months ended March 31, 1998. To date, the company has provided ORBCOMM approximately $26,000,000 in vendor financing, $12,690,000 during the three months ended March 31, 1998 (one-half of which has been advanced to Orbital by an affiliate of Teleglobe Inc). The company anticipates that ORBCOMM will require additional vendor financing during 1998, pending completion of ORBCOMM Corp.'s initial public offering of its common stock. In addition, during the first quarter of 1998, the company incurred $6,234,000 in capital expenditures for various satellite, launch vehicle and other production, manufacturing, test and office equipment.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Not applicable.

ITEM 2. CHANGES IN SECURITIES
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
 .
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits - A complete listing of exhibits required is given in the
         Exhibit Index that precedes the exhibits filed with this report.

(b)      Reports on Form 8 K


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

                                     ORBITAL SCIENCES CORPORATION


DATED:  June 28, 2000                By:/s/  Jeffrey V. Pirone
                                     ------------------------------------------
                                     Jeffrey V. Pirone, Executive Vice President
                                     and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

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