Form 10-Q/A
period 1998-06-30
ORBITAL SCIENCES CORP /DE/
filed 2000-06-29
CIK 820736

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

                                EXPLANATORY NOTE


Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the years ended December 31, 1998, 1997, 1996 and 1995 and its condensed consolidated quarterly financial statements for 1998, 1997, 1996 and 1995. This amendment includes in Item 1 such restated condensed consolidated financial statements and related footnotes thereto for the three and six months ended June 30, 1998 and 1997, and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                    JUNE 30,      DECEMBER 31,
                                                                                                      1998           1997
                                                                                                    ---------     ------------
                                                                                                    (RESTATED)     (RESTATED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                        $  45,757      $   6,391
   Short-term investments, at market                                                                      439          8,735
   Receivables, net                                                                                   213,877        206,417
   Inventories, net                                                                                    36,398         59,239
   Deferred income taxes and other assets                                                              10,203          5,889
                                                                                                    ---------      ---------
   TOTAL CURRENT ASSETS                                                                               306,674        286,671

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $91,041 and $79,319, respectively                                              130,087        125,327

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                                             161,896        130,402

GOODWILL, less accumulated amortization of $24,478 and $19,794, respectively                          209,060        207,523

DEFERRED INCOME TAXES AND OTHER ASSETS                                                                 26,273         27,962

                                                                                                    ---------      ---------
TOTAL ASSETS                                                                                        $ 833,990      $ 777,885
                                                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                               $  16,079      $  29,767
   Accounts payable                                                                                    40,493         36,218
   Accrued expenses                                                                                    84,553         98,018
   Deferred revenues                                                                                   55,602         69,467
                                                                                                    ---------      ---------
   TOTAL CURRENT LIABILITIES                                                                          196,727        233,470

DUE TO JOINT VENTURE PARTNER                                                                           15,593             --

LONG-TERM OBLIGATIONS, net of current portion                                                         156,109        200,194

OTHER LIABILITIES                                                                                       1,174          2,443
                                                                                                    ---------      ---------
   TOTAL LIABILITIES                                                                                  369,603        436,107

NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                   18,738         27,794

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized, Series A Special Voting
     Preferred Stock, none and one share authorized and outstanding, respectively                          --             --
   Common Stock, par value $.01; 80,000,000 shares authorized, 36,901,818 and
     32,481,719 shares outstanding, respectively after deducting 20,877 shares held in treasury           368            325
   Additional paid-in capital                                                                         487,164        326,187
   Accumulated other comprehensive loss                                                                (5,322)        (4,671)
   Accumulated deficit                                                                                (36,561)        (7,857)
                                                                                                    ---------      ---------
   TOTAL STOCKHOLDERS' EQUITY                                                                         445,649        313,984

                                                                                                    ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $ 833,990      $ 777,885
                                                                                                    =========      =========


See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      FOR THE THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                    ------------------------------
                                                                        1998              1997
                                                                    ------------      ------------
                                                                     (RESTATED)        (RESTATED)
REVENUES                                                            $    181,926      $     90,263
Costs of goods sold                                                      138,379            67,824
                                                                    ------------      ------------
GROSS PROFIT                                                              43,547            22,439

Research and development expenses                                         12,016             7,603
Selling, general and administrative expenses                              27,930            23,244
Amortization of goodwill                                                   2,278               742
                                                                    ------------      ------------
INCOME (LOSS) FROM OPERATIONS                                              1,323            (9,150)

Net investment income (expense)                                             (802)              323
Equity in earnings (losses) of affiliates                                (14,579)             (690)
Non-controlling interests in (earnings) losses of
   consolidated subsidiaries                                               6,075               563
                                                                    ------------      ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                    (7,983)           (8,954)

Provision for income taxes                                                 1,390            11,320

                                                                    ------------      ------------
NET LOSS                                                            $     (9,373)     $    (20,274)
                                                                    ============      ============


NET LOSS PER COMMON AND DILUTIVE SHARE                              $      (0.26)     $      (0.62)
                                                                    ============      ============

Shares used in computing net loss per common and dilutive share       35,979,989        32,688,563
                                                                    ============      ============


See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                    ------------------------------
                                                                        1998              1997
                                                                    ------------      ------------
                                                                     (RESTATED)        (RESTATED)
REVENUES                                                            $    367,953      $    203,536
Costs of goods sold                                                      273,436           151,079
                                                                    ------------      ------------
GROSS PROFIT                                                              94,517            52,457

Research and development expenses                                         22,634            15,623
Selling, general and administrative expenses                              55,170            41,566
Amortization of goodwill                                                   4,539             1,483
                                                                    ------------      ------------
INCOME (LOSS) FROM OPERATIONS                                             12,174            (6,215)

Net investment income (expense)                                           (2,865)              747
Equity in earnings (losses) of affiliates                                (44,310)           (2,067)
Non-controlling interests in (earnings) losses of
   consolidated subsidiaries                                               9,057             1,184
                                                                    ------------      ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                   (25,944)           (6,351)

Provision for income taxes                                                 2,760            11,616

                                                                    ------------      ------------
NET LOSS                                                            $    (28,704)     $    (17,967)
                                                                    ============      ============


NET LOSS PER COMMON AND DILUTIVE SHARE                              $      (0.83)     $      (0.55)
                                                                    ============      ============

Shares used in computing net loss per common and dilutive share       34,408,545        32,753,415
                                                                    ============      ============


See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          ------------------------
                                                                                             1998           1997
                                                                                          ---------      ---------
                                                                                         (RESTATED)      (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                               $ (28,704)     $ (17,967)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization expenses                                                  17,353         12,115
     Equity in losses of affiliates                                                          44,310          2,067
     Non-controlling interests in losses of consolidated subsidiaries                        (9,057)        (1,184)
     Deferred tax valuation adjustment                                                           --         10,898
     Foreign currency translation adjustment                                                   (515)          (323)
   CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in current and other non-current assets                              4,262            784
     Increase (decrease) in current and other non-current liabilities                       (36,430)         7,451
                                                                                          ---------      ---------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (8,781)        13,841
                                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                   (17,879)       (15,587)
     Proceeds from sales of fixed assets                                                         --         34,085
     Purchases, sales and maturities of available-for-sale investment securities, net         8,160          1,631
     Investments in and advances to affiliates                                              (60,974)       (72,307)
                                                                                          ---------      ---------
       NET CASH USED IN INVESTING ACTIVITIES                                                (70,693)       (52,178)
                                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                  (3,316)        (5,210)
     Principal payments on long-term obligations                                            (71,457)        (3,129)
     Net proceeds from issuances of long-term obligations                                    22,000         22,893
     Net proceeds from issuances of common stock                                            161,020            919
     Advances from joint venture partner                                                     10,593             --
     Proceeds from issuance of short-term bridge loan                                            --         25,000
                                                                                          ---------      ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                            118,840         40,473
                                                                                          ---------      ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    39,366          2,136


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                6,391         27,923
                                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  45,757      $  30,059
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

(1) RESTATEMENT

Management has determined to restate its previously issued consolidated financial statements for 1998 and 1997 with respect to its accounting treatment for certain matters, including among other things, its accounting for equity method investments, capitalized costs and certain other matters. Restatement matters for equity method accounting include adjustments related to: revenue recognized on sales to affiliates, preferred dividends paid to other affiliate investors, calculation of ownership interest, capitalized interest on equity method investments and gain recognition on an affiliate's warrant issuance. For a full description of the restatement matters, refer to Notes 1A and 12 to the company's consolidated financial statements included in the company's 1998 Annual Report on Form 10-K/A previously filed with the Commission.

The effect of the restatement matters on the company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:

(In thousands, except share data)                 QUARTER ENDED  SIX MONTHS ENDED
                                                     JUNE 30,        JUNE 30,
                                                  -------------  ----------------
1998 RESTATED:
Revenues                                            $ 181,926      $ 367,953
Gross profit                                           43,547         94,517
Income from operations                                  1,323         12,174
Net loss                                               (9,373)       (28,704)
Net loss per common and dilutive share                  (0.26)         (0.83)

1998 AS PREVIOUSLY REPORTED IN AMENDMENT NO. 1:
Revenues                                            $ 184,516      $ 370,675
Gross profit                                           50,851        102,225
Income  from operations                                 8,251         21,616
Net income                                              5,998         10,473
Net income per common share                              0.17           0.31
Net income per dilutive share                            0.17           0.31

1997 RESTATED:
Revenues                                            $  90,263      $ 203,536
Gross profit                                           22,439         52,457
Loss from operations                                   (9,150)        (6,215)
Net loss                                              (20,274)       (17,967)
Net loss per common and dilutive share                  (0.62)         (0.55)

1997 AS PREVIOUSLY REPORTED:
Revenues                                            $ 142,226      $ 264,338
Gross profit                                           39,673         73,351
Income from operations                                 11,005         17,052
Net income                                              5,603         10,697
Net income per common share                              0.17           0.33
Net income per dilutive share                            0.17           0.33

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

In periods of net loss, the assumed conversion of convertible notes and the exercise of stock options are anti-dilutive. Accordingly, fully diluted per-share losses are the same as basic losses per share disclosed in the accompanying statements of operations. If the company had reported net income, the number of shares used in calculating diluted earnings per share would have been 40,815,134 and 39,284,011, for the three and six months ended June 30, 1998, respectively and 32,743,578 and 32,753,689 for the three and six months ended June 30, 1997, respectively.

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

(6) COMPREHENSIVE LOSS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Disclosure requirements with respect to comprehensive income, as of and for the six months ended June 30, 1998 and 1997, are as follows (in thousands):

                                       1998          1997
                                     --------      --------
                                    (Restated)    (Restated)
Comprehensive loss:
    Net loss, as reported            $(28,704)     $(17,967)
    Unrealized losses on
      short-term investments             (136)          (20)
    Translation adjustments              (515)         (323)
                                     --------      --------
      Total                          $(29,355)     $(18,310)
                                     ========      ========


Accumulated differences between
    net loss, as reported and
    comprehensive loss:
        Beginning of period          $ (4,671)     $ (3,681)
        Unrealized losses on
          short-term investments         (136)          (20)
        Translation adjustments          (515)         (323)
                                     --------      --------
    End of period                    $ (5,322)     $ (4,024)
                                     ========      ========


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

REVENUES. Orbital's revenues for the three-month periods ended June 30, 1998 and 1997 were $181,926,000 and $90,263,000 respectively. Revenues for the six-month periods ended June 30, 1998 and 1997 were $367,953,000 and $203,536,000 respectively.

Space and Ground Infrastructure Systems. Revenues from the company's Space and Ground Infrastructure Systems sector totaled $153,111,000 and $70,560,000 for the three months ended June 30, 1998 and 1997, respectively. Revenues from this sector totaled $309,320,000 and $167,920,000 for the six months ended June 30, 1998 and 1997, respectively.

Revenues from the company's launch vehicles increased to $47,828,000 in the second quarter of 1998 from $27,799,000 in the second quarter of 1997, and to $93,736,000 for the six months ended June 30, 1998 from $54,853,000 for the six months ended June 30, 1997. The increase in revenues in 1998 as compared to 1997 is attributable to a number of factors, including (i) increased work performed under contracts received for the company's Taurus launch vehicle, (ii) a significant increase in new orders received during 1997 for the company's Pegasus and suborbital launch vehicles and (iii) increased work performed on the X-34 reusable launch vehicle.

For the three months ended June 30, 1998, satellite revenues were $54,020,000 as compared to $3,943,000 for the three months ended June 30, 1997. Satellite revenues were $115,552,000 for the six months ended June 30, 1998 as compared to $28,745,000 for the six months ended June 30, 1997. The increase in 1998 revenues is due to increased sales on the procurement agreement with ORBIMAGE. In addition, revenues during 1998 included sales generated by the satellite business acquired from CTA INCORPORATED in August 1997 of approximately $13,282,000 and $29,872,000, respectively, for the three- and six-month periods ended June 30, 1998.

Revenues from electronics and sensor systems increased to $29,464,000 for the three months ended June 30, 1998 from $22,128,000 for the three months ended June 30, 1997, and to $56,812,000 for the six months ended June 30, 1998 from $50,194,000 for the six months ended June 30, 1997. The increase in 1998 revenues is primarily due to work performed in 1998 on new orders for defense electronics products received during the second half of 1997.

Revenues from the company's ground systems products were $21,799,000 for the three months ended June 30, 1998 as compared to $16,690,000 for the three months ended June 30, 1997. Ground systems products revenues were $43,220,000 for the six months ended June 30, 1998 as compared to $34,128,000 for the six months ended June 30, 1997. The increase in 1998 revenues is primarily due to work performed on orders received in 1997 for new satellite ground systems and system upgrades.

Revenues under procurement agreements with ORBCOMM and ORBIMAGE were $27,119,000 and $15,621,000, respectively, for the three months ended June 30, 1998 and 1997. Revenues from sales to ORBCOMM and ORBIMAGE were $70,545,000 and $27,224,000, respectively, for the six months ended June 30, 1998 and 1997.

Satellite Access Products. Revenues from sales of navigation, communications and transportation management systems and products increased to $28,556,000 for the three months ended June 30, 1998 from $19,889,000 for the three months ended June 30, 1997. Satellite access products revenues were $58,310,000 for the six months ended June 30, 1998 as compared to $35,535,000 for the six months ended June 30, 1997. The three- and six-month periods ended June 30, 1998 included approximately $11,661,000 and $22,665,000, respectively, of sales generated by the company's high-precision navigation products that were acquired as a result of the December 1997 merger of Ashtech Inc. ("Ashtech") with the company's subsidiary, Magellan Corporation ("Magellan").

GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to sales of commercial products and revenue earned under various long-term development and production contracts. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the second quarter of 1998 was $43,547,000 as compared to $22,439,000 in the second quarter of 1997. The company's gross profit for the first half of 1998 was $94,517,000 as compared to $52,457,000 for the first half of 1997. Gross profit as a percentage of revenues ranged between 24% and 26% for the three- and six-month periods ended June 30, 1998 and 1997.

Space and Ground Infrastructure Systems. Gross profit from the company's Space and Ground Infrastructure Systems sector was $41,985,000 (or 27% of sector revenues) and $16,535,000 (or 23% of sector revenues) for the three months ended June 30, 1998 and 1997, respectively. Gross profit for this sector was $84,421,000 (or 27% of sector revenues) and $41,467,000 (or 25% of sector revenues) for the six months ended June 30, 1998 and 1997, respectively. Gross profit margins from the company's space and ground infrastructure systems for the three and six month periods ended June 30, 1998 were generally consistent with comparable 1997 periods.

Satellite Access Products. Gross profit for satellite access products was $2,283,000 (or 8% of sector revenues) and $5,456,000 (or 27% of sector revenues) for the three months ended June 30, 1998 and 1997, respectively, and $12,391,000 (or 21% of sector revenues) and $11,051,000 (or 31% of sector revenues) for the six months ended June 30, 1998 and 1997, respectively. The overall decrease during the 1998 periods is due to the fact that during the second quarter of 1998 Magellan recognized approximately $12,500,000 of charges for inventory obsolescence relating to consumer navigation products. Magellan continues to face changing market conditions placing significant pressure on individual product life-times and inventory levels.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities and exclude direct customer-funded development. Research and development expenses for the three months ended June 30, 1998 and 1997 were $12,016,000 (or 7% of revenues) and $7,603,000 (or 8% of revenues), respectively. Research and development expenses were $22,634,000 (or 6% of revenues) and $15,623,000 (or 8% of revenues) for the six months ended June 30, 1998 and 1997, respectively. Research and development expenses for the second quarter of 1998 included approximately $2,000,000 of costs related to identifying and correcting anomalies experienced on certain ORBCOMM satellites. Current year expenses also included increased research and development efforts for satellite access products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, administrative and general management functions of the company. Selling, general and administrative expenses for the three months ended June 30, 1998 and 1997 were $27,930,000 (or 15% of revenues) and $23,244,000 (or 26% of revenues), respectively. Selling, general and administrative expenses for the six months ended June 30, 1998 and 1997 were $55,170,000 (or 15% of revenues) and $41,566,000 (or 20% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues during 1998 as compared to 1997 was primarily attributable to substantial revenue growth, particularly in launch vehicles and satellite systems, with only a modest growth in selling, general and administrative expenses.

INTEREST INCOME AND INTEREST EXPENSE. Interest income for the periods reflects interest earnings on cash equivalents and short-term investments. Interest expense includes the cost of borrowings on Orbital's convertible subordinated notes, revolving credit facilities and other secured and unsecured debt. Interest income and interest expense was $1,425,000 and $2,227,000, respectively, for the three months ended June 30, 1998 as compared to interest income and interest expense of $630,000 and $307,000, respectively, for the three months ended June 30, 1997. The company's interest income and interest expense for the first six months of 1998 was $1,875,000 and $4,740,000, respectively, while for the first six months of 1997, the company incurred interest income and interest expense of $986,000 and $239,000, respectively. Interest expense has been reduced by capitalized interest of $2,762,000 and $1,909,000 for the three months ended June 30, 1998 and 1997, respectively, and by $5,130,000 and $3,408,000 for the six months ended June 30, 1998 and 1997, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates net of non-controlling interests in (earnings) losses of consolidated subsidiaries were ($8,504,000) and

($127,000) for the three months ended June 30, 1998 and 1997, respectively, and were ($35,253,000) and ($883,000) for the six months ended June 30, 1998 and 1997, respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE, (ii) the company's pro rata share of ORBCOMM's, ORBCOMM International Partners, L.P.'s and ORBIMAGE's current period earnings and losses
(iii) preferred dividends and beneficial conversion rights to other investors at ORBIMAGE and (iv) non-controlling stockholders' pro rata share of ORBCOMM USA L.P.'s and Magellan's current period earnings and losses. The increase in total losses during 1998 is primarily due to losses at ORBCOMM.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $1,390,000 and $11,320,000 for the three months ended June 30, 1998 and 1997, respectively and of $2,760,000 and $11,616,000 for the six months ended June 30, 1998 and 1997, respectively. The 1997 tax provision includes a deferred tax provision of approximately $10,898,000 relating to the ORBIMAGE preferred stock transaction. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

Cash, cash equivalents and short-term investments were $46,196,000 at June 30, 1998, and the company had total debt obligations outstanding of approximately $172,188,000 at June 30, 1998. The outstanding debt is comprised of the company's convertible subordinated notes, advances under the company's line of credit facilities, secured and unsecured notes, and asset-based financings.

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

The company's operations used net cash of approximately $8,781,000 during the first half of 1998. The company provided $15,000,000 in capital and $21,513,000 in vendor financing (approximately one-half of which has been advanced to Orbital by an affiliate of Teleglobe Inc.) to ORBCOMM during the first half of 1998. In addition, during the first half of 1998, the company invested $17,879,000 in capital expenditures for various satellite and launch vehicle equipment and other production, manufacturing, test and office equipment.

Orbital plans to consolidate its offices and its satellite-related engineering, manufacturing and operations facilities. The company anticipates that the new construction will be conducted in two phases during 1998-1999 and 2000-2001. To finance the expansion, Orbital is currently pursuing various financing alternatives, including third-party debt financings and "built-to-suit" agreements. Consequently, the company does not expect to spend a material amount of cash to finance this construction.

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

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
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