Form 10-Q/A
period 1998-09-30
ORBITAL SCIENCES CORP /DE/
filed 2000-06-29
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A

                                 AMENDMENT NO. 2


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                               SEPTEMBER 30, 1998



                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287



                  DELAWARE                                            06-1209561
  ------------------------------------------               ----------------------------------
          (State of Incorporation)                            (IRS Identification number)

          21700 ATLANTIC BOULEVARD
           DULLES, VIRGINIA 20166                                   (703) 406-5000
  ------------------------------------------               ----------------------------------
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

                                EXPLANATORY NOTE



Orbital Sciences Corporation ("Orbital") has determined to restate its consolidated financial statements for the years ended December 31, 1998, 1997, 1996 and 1995 and its condensed consolidated quarterly financial statements for 1998, 1997, 1996 and 1995. This amendment includes in Item 1 such restated condensed consolidated financial statements and related footnotes thereto for the three and nine months ended September 30, 1998 and 1997, and other information relating to such restated condensed consolidated financial statements. Item 2 includes Orbital's amended and restated discussion and analysis of financial condition and results of operations.

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

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                               1998            1997
                                                                            ---------        ---------
                                                                           (RESTATED)       (RESTATED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  39,482        $   6,391
  Short-term investments, at market                                               225            8,735
  Receivables, net                                                            215,372          206,417
  Inventories, net                                                             30,232           59,239
  Deferred income taxes and other assets                                       10,248            5,889
                                                                            ---------        ---------
  TOTAL CURRENT ASSETS                                                        295,559          286,671

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
  And amortization of $95,507 and $79,319, respectively                       135,727          125,327

INVESTMENTS IN AND ADVANCES TO AFFILIATES, net                                173,990          130,402

GOODWILL, less accumulated amortization of $26,469 and $19,794,
respectively                                                                  203,768          207,523

DEFERRED INCOME TAXES AND OTHER ASSETS                                         26,517           27,962
                                                                            ---------        ---------

  TOTAL ASSETS                                                              $ 835,561        $ 777,885
                                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term obligations        $  40,065        $  29,767
  Accounts payable                                                             42,730           36,218
  Accrued expenses                                                             76,988           98,018
  Deferred revenues                                                            40,860           69,467
                                                                            ---------        ---------
  TOTAL CURRENT LIABILITIES                                                   200,643          233,470

DUE TO AFFILIATE                                                               21,246               --

LONG-TERM OBLIGATIONS, net of current portion                                 152,803          200,194

OTHER LIABILITIES                                                               1,936            2,443
                                                                            ---------        ---------

  TOTAL LIABILITIES                                                           376,628          436,107

NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES           16,178           27,794

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01; 10,000,000 shares authorized,
    none outstanding,                                                              --               --
    Common Stock, par value $.01; 80,000,000 shares authorized,
      36,955,050 and 32,481,719 shares outstanding, respectively
      after deducting 20,877 shares held in treasury                              370              325
  Additional paid-in capital                                                  486,919          326,187
  Accumulated other comprehensive loss                                         (5,747)          (4,671)
  Accumulated deficit                                                         (38,787)          (7,857)
                                                                            ---------        ---------
  TOTAL STOCKHOLDERS' EQUITY                                                  442,755          313,984
                                                                            ---------        ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 835,561        $ 777,885
                                                                            =========        =========


     See accompanying notes to condensed consolidated financial statements.

                                 ORBITAL SCIENCES CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           FOR THE THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           ---------------------------
                                                                             1998            1997
                                                                           ----------     ------------
                                                                           (RESTATED)     (RESTATED)
REVENUES                                                                    $187,028       $163,310
Costs of goods sold                                                          140,939        117,669
                                                                           ----------     ------------
GROSS PROFIT                                                                  46,089         45,641

Research and development expenses                                             14,652          7,968
Selling, general and administrative expenses                                  19,858         26,334
Amortization of goodwill                                                       2,283            956
                                                                           ----------     ------------
INCOME FROM OPERATIONS                                                         9,296         10,383

Net investment income (expense)                                                 (244)          (878)
Equity in earnings (losses) of affiliates                                    (12,844)        (7,837)
Non-controlling interests in (earnings) losses of
  consolidated subsidiaries                                                    2,560            533
                                                                           ----------     ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                               (1,232)         2,201

Provision for income taxes                                                       994          1,200
                                                                           ----------     ------------

NET INCOME (LOSS)                                                           $ (2,226)     $   1,001
                                                                           ==========     ============

NET INCOME (LOSS) PER COMMON SHARE                                          $  (0.06)     $    0.03
                                                                           ==========     ============

Shares used in computing net income (loss) per common share                36,757,055     33,347,734
                                                                           ==========     ============


NET INCOME (LOSS) PER COMMON SHARE, ASSUMING DILUTION                       $  (0.06)     $     0.03
                                                                           ==========     ============

Shares used in computing net income (loss) per common share, assuming
dilution                                                                   36,757,055     34,492,637
                                                                           ==========     ============



See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                            --------------------------------
                                                                                                 1998               1997
                                                                                            ------------        ------------
                                                                                             (RESTATED)          (RESTATED)
REVENUES                                                                                    $    554,981        $    366,846
Costs of goods sold                                                                              414,375             268,748
                                                                                            ------------        ------------

GROSS PROFIT                                                                                     140,606              98,098

Research and development expenses                                                                 37,284              23,591
Selling, general and administrative expenses                                                      75,028              67,899
Amortization of goodwill                                                                           6,822               2,439
                                                                                            ------------        ------------

INCOME FROM OPERATIONS                                                                            21,472               4,169

Net investment income (expense)                                                                   (3,109)               (132)
Equity in earnings (losses) of affiliates                                                        (57,154)             (9,905)
Non-controlling interests in (earnings) losses of
  consolidated subsidiaries                                                                       11,617               1,717
                                                                                            ------------        ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                           (27,174)             (4,151)

Provision for income taxes                                                                         3,756              12,816
                                                                                            ------------        ------------

NET LOSS                                                                                    $    (30,930)       $    (16,967)
                                                                                            ============        ============



NET LOSS PER COMMON AND DILUTIVE SHARE                                                      $      (0.88)       $      (0.52)

                                                                                            ============        ============


Shares used in computing net loss per common and
  dilutive share                                                                              35,199,984          32,941,540
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

                                 ORBITAL SCIENCES CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED; IN THOUSANDS)


                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           ---------------------------
                                                                              1998           1997
                                                                           -----------    ------------
                                                                           (RESTATED)     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                                 $ (30,930)       $ (16,967)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization expenses                                    25,423           18,433
    Equity in losses of affiliates                                            57,154            9,905
    Non-controlling interests in losses of consolidated subsidiaries         (11,617)          (1,717)
    Deferred tax asset valuation adjustment                                       --           10,898
    Foreign currency translation adjustment                                   (1,076)            (528)
  CHANGES IN ASSETS AND LIABILITIES:
    (Increase) decrease in current and other non-current assets                8,654           (5,636)
    Increase (decrease) in current and other non-current liabilities         (51,141)         (12,528)
                                                                           ---------        ---------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (3,533)           1,860
                                                                           ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (31,566)         (22,334)
    Proceeds from sales of fixed assets                                           --           34,699
    Payments for business combinatios                                             --          (44,116)
    Purchases, sales and maturities of available-for-sale investment
        securities, net                                                        8,510          (14,028)
    Investments in and advances to affiliates                                (87,500)         (88,507)
                                                                           ---------        ---------
      NET CASH USED IN INVESTING ACTIVITIES                                 (110,556)        (134,286)
                                                                           ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net short-term borrowings (repayments)                                    17,440          (14,710)
    Principal payments on long-term obligations                              (74,283)         (22,690)
    Net proceeds from issuances of long-term obligations                      27,000          159,223
    Advances from joint venture partner                                       16,246               --
    Net proceeds from issuances of common stock                              160,777            1,803
                                                                           ---------        ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                              147,180          123,626
                                                                           ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          33,091           (8,800)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 6,391           27,923
                                                                           ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  39,482        $  19,123
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


The effect of the restatement matters on the company's previously reported revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) per common and dilutive share for the periods is as follows:

                                          QUARTER ENDED      NINE MONTHS ENDED
(in thousands, except share data)           SEPTEMBER 30,      SEPTEMBER 30,
                                          --------------     ----------------
1998 RESTATED:
Revenues                                     $ 187,028        $ 554,981
Gross profit                                    46,089          140,606
Income  from operations                          9,296           21,472
Net loss                                        (2,226)         (30,930)
Net loss per common and dilutive share           (0.06)           (0.88)


1998 AS PREVIOUSLY REPORTED IN AMENDMENT NO. 1:
Revenues                                     $ 187,688        $ 558,363
Gross profit                                    46,493          148,718
Income  from operations                          9,292           30,908
Net income                                       2,436           13,179
Net income per common share                       0.07             0.37
Net income per dilutive share                     0.06             0.37



1997 RESTATED:
Revenues                                     $ 163,310        $ 366,846
Gross profit                                    45,641           98,098
Income  from operations                         10,383            4,169
Net income (loss)                                1,001          (16,967)
Net income (loss) per common share                0.03            (0.52)
Net income (loss) per dilutive share              0.03            (0.52)



1997 AS PREVIOUSLY REPORTED:
Revenues                                     $ 164,670        $ 429,008
Gross profit                                    46,015          119,366
Income from operations                          12,249           29,301
Net income                                       6,130           16,827
Net income per common share                       0.18             0.51
Net income per dilutive share                     0.18             0.50




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

(4)     INVESTMENTS IN AND ADVANCES TO AFFILIATES AND GOODWILL

The company provided $22,500,000 in cash and $53,737,000 in vendor financing (approximately one-half of the vendor financing has been advanced to Orbital by an affiliate of Teleglobe Inc.) to its affiliate ORBCOMM Global, L.P. ("ORBCOMM") during the first nine months of 1998.

In August 1998, the company entered into a Stock Purchase Agreement (the "Agreement") with CCI International N.V. ("CCI") pursuant to which the company agreed, subject to the satisfaction by CCI of certain conditions and achievement of certain milestones, to purchase up to $50,000,000 of CCI's nonvoting Series A Convertible Preferred Stock (the "Preferred Shares"), with an option to purchase an additional $50,000,000 of Preferred Shares. In addition, the company agreed to provide vendor financing contingent on CCI meeting such milestones. Concurrently with the execution of the Agreement, the company and CCI entered into a satellite and launch vehicle procurement contract valued at approximately $480,000,000 for the satellites and a price for the launch vehicles to be determined. As of September 30, 1998, the company had a net investment of $9,063,000 in CCI.

During 1998, as a result of additional information becoming available with respect to the fair value of the acquired assets and liabilities, increases were made to the goodwill related to the 1997 acquisition of certain assets of CTA Incorporated.

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


In periods of net loss, the assumed conversion of convertible notes and the exercise of options are anti-dilutive. Accordingly, fully diluted per-share losses are the same as basic losses per share disclosed in the accompanying statements of operations. If the company had reported net income, the number of shares used in calculating dilutive earnings per share would have been 41,172,222 and 39,925,234, for the three and nine months ended September 30, 1998, respectively, and 33,960,724 for the nine months ended September 30, 1997.

(6)     INCOME TAXES

The company has recorded its interim income tax provision based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(7)     COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Disclosure requirements with respect to comprehensive income, as of and for the nine months ended September 30, 1998 and 1997, are as follows (in thousands):

                                                                      1998             1997
                                                                      ----             ----
                                                                  (Restated)       (Restated)
Differences between net loss, as reported, and
 comprehensive loss:
        Net loss, as reported                                   $    (30,930)     $   (16,967)
        Unrealized gains on short-term investments                       115               30
        Translation adjustments                                       (1,191)            (528)
                                                                    ----------       ----------
            Comprehensive loss                                  $    (32,006)     $   (17,465)
                                                                   ===========       ==========

Accumulated differences between net loss, as reported,
  and comprehensive loss:
         Beginning of period                                    $     (4,671)     $    (3,667)
         Unrealized gains (losses) on short term investments             115               30
         Translation adjustments                                      (1,191)            (528)
                                                                   -----------       ----------
         End of period                                          $     (5,747)     $    (4,165)
                                                                   ===========       ==========

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

In August 1998, the company entered into a Stock Purchase Agreement (the "Agreement") with CCI International, N.V. ("CCI") pursuant to which the company agreed, subject to the satisfaction by CCI of certain conditions prior to December 31, 1998, including meeting certain milestones, to purchase up to $50,000,000 of CCI's nonvoting Series A Convertible Preferred Stock (the "Preferred Shares"), with an option to purchase an additional $50,000,000 of Preferred Shares. Concurrently with the execution of the Agreement, the company and CCI entered into a satellite and launch vehicle procurement contract valued at approximately $480,000,000 for the satellites and a price to be determined for the launch vehicles. In addition, Orbital agreed to provide vendor financing contingent on CCI meeting such milestones. As of September 30, 1998, the company's net investment in CCI was $9,063,000. Should CCI not ultimately achieve its financial or operational milestones, some of which entail raising capital, Orbital may be required to write-off all, or a portion of, its investment.

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


REVENUES. Orbital's revenues for the three-month periods ended September 30, 1998 and 1997 were $187,028,000 and $163,310,000, respectively. Revenues for the nine-month periods ended September 30, 1998 and 1997 were $554,981,000 and $366,846,000, respectively.

Space and Ground Infrastructure Systems. Revenues from the company's Space and Ground Infrastructure Systems sector totaled $159,926,000 and $148,027,000 for the three months ended September 30, 1998 and 1997, respectively. Revenues from this sector totaled $469,246,000 and $315,947,000 for the nine months ended September 30, 1998 and 1997, respectively.

Revenues from the company's launch vehicles increased to $34,993,000 in the third quarter of 1998 from $28,546,000 in the third quarter of 1997, and to $128,729,000 for the nine months ended September 30, 1998 from $83,399,000 for the nine months ended September 30, 1997. The increase in revenues in 1998 as compared to 1997 is attributable to a number of factors, including (i) increased work performed under contracts received for the company's Taurus launch vehicle,
(ii) a significant increase in new orders received during 1997 for the company's Pegasus and suborbital launch vehicles and (iii) increased work performed on the X-34 reusable launch vehicle.

For the three months ended September 30, 1998, satellite revenues were $74,498,000 as compared to $74,485,000 for the three months ended September 30, 1997. Satellite revenues were $190,050,000 for the nine months ended September 30, 1998 as compared to $103,230,000 for the nine months ended September 30, 1997. The Increase in overall 1998 satellite revenues is due to increased sales on the procurement agreement with ORBIMAGE. In addition, revenues included sales generated by the satellite business acquired from CTA Incorporated ("CTA") in August 1997 of approximately $21,903,000 and $51,775,000, respectively, for the three- and nine-month periods ended September 30, 1998, and of approximately $21,964,000 for the three-month period ended September 30, 1997. The company periodically assesses and evaluates the recoverability of the related excess of purchase price over net assets acquired based on current facts and circumstances and the operational performance of the acquired CTA business.


Revenues from electronics and sensor systems were $25,729,000 for the three months ended September 30, 1998 as compared to $26,914,000 for the three months ended September 30, 1997, and increased to $82,541,000 for the nine months ended September 30, 1998 from $77,108,000 for the nine months ended September 30, 1997. Although consistent on a quarter-to-quarter basis, the increase in overall 1998 revenues is primarily due to work performed in 1998 on new orders for defense electronics products received during the second half of 1997 and in early 1998.

Revenues from the company's ground systems products increased to $24,706,000 for the three months ended September 30, 1998 from $18,082,000 for the three months ended September 30, 1997. Ground systems products revenues increased to $67,926,000 for the nine months ended September 30, 1998 from $52,210,000 for the nine months ended September 30, 1997. The increase in 1998 revenues is primarily due to work performed on orders received in 1997 and in early 1998, including work on a new remote imaging system.


Although overall infrastructure revenues increased, revenues under procurement agreements with ORBCOMM and ORBIMAGE for the three months ended September 30, 1998 decreased to $24,798,000 from $28,299,000 for the three months ended September 30, 1997. Revenues from sales to ORBCOMM and ORBIMAGE were $95,343,000 for the nine months ended September 30, 1998 as compared to $55,523,000 for the nine months ended September 30, 1997. The increase in year to date revenues is primarily due to increased work under the ORBIMAGE procurement agreement.


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

GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to sales of commercial products and revenue earned under various long-term contracts. Gross profit depends on a number of factors, including the company's mix of contract types and costs incurred thereon in relation to estimated costs. The company's gross profit for the third quarter of 1998 was $46,089,000 as compared to $45,641,000 in the third quarter of 1997. The company's gross profit for the first nine months of 1998 was $140,606,000 as compared to $98,098,000 for the first nine months of 1997. Gross profit as a percentage of revenues was between 25% and 28% for all periods.

Space and Ground Infrastructure Systems. Gross profit from the company's Space and Ground Infrastructure Systems sector was $38,202,000 and $41,522,000 for the three months ended September 30, 1998 and 1997, respectively (or approximately 24% and 28% of sector revenues, respectively for each period). Gross profit for this sector was $122,624,000 and $82,989,000 for the nine months ended September 30, 1998 and 1997, respectively, (or 26% of sector revenues for both periods).

Gross profit margins from the company's space and ground infrastructure systems for the three- and nine-month periods ended September 30, 1998 were generally consistent with comparable 1997 periods. Gross profit margins for the company's launch vehicles decreased to 25% for the nine months ended September 30, 1998 from 28% for the nine months ended September 30, 1997, primarily due to work performed on a lower margin Taurus contract and increased activity on the lower margin X-34 contract.

Satellite Access Products. Gross profit for satellite access products was $8,785,000 (or 33% of sector revenues) and $4,195,000 (or 27% of sector revenues) for the three months ended September 30, 1998 and 1997, respectively, and $21,175,000 (or 25% of sector revenues) and $15,246,000 (or 30% of sector revenues) for the nine months ended September 30, 1998 and 1997, respectively.

During the nine months ended September 30, 1998, Magellan recognized approximately $12,500,000 of charges for inventory obsolescence relating to consumer navigation products. Magellan continues to face changing market conditions, which places significant pressure on inventory components and individual product lifetimes and inventory levels.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent Orbital's self-funded product development activities and exclude direct customer-funded development. Research and development expenses for the three months ended September 30, 1998 and 1997 were $14,652,000 (or 8% of revenues) and $7,968,000 (or 5% of revenues), respectively. Research and development expenses were $37,284,000 (or 7% of revenues) and $23,591,000 (or 6% of revenues) for the nine months ended September 30, 1998 and 1997, respectively. Research and development expenses for the three and nine months ended September 30, 1998 included approximately $3,000,000 and $5,000,000, respectively, of costs related to identifying and addressing technical issues arising on certain ORBCOMM advanced data communications satellites. Current year expenses also include increased research and development efforts for satellite access products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of the finance, legal, administrative and general management functions of the company. Selling, general and administrative expenses for the three months ended September 30, 1998 and 1997 were $19,858,000 (or 11% of revenues) and $26,334,000 (or 16% of revenues), respectively. Selling, general and administrative expenses for the nine months ended September 30, 1998 and 1997 were $75,028,000 (or 14% of revenues) and $67,899,000 (or 19% of revenues), respectively. The decrease in selling, general and administrative expenses as a percentage of revenues during 1998 as compared to 1997 was primarily attributable to operational efficiencies gained as a result of the acquisition of CTA's space business.

INTEREST INCOME AND INTEREST EXPENSE. Interest income for the periods reflects interest earnings on cash equivalents and short-term investments. Interest expense includes the cost of borrowings on Orbital's convertible subordinated notes, revolving credit facilities and other secured and unsecured debt. Interest income and interest expense, net of amounts capitalized, were $1,001,000 and $1,245,000, respectively, for the three months ended September 30, 1998 as compared to interest income and interest expense of $419,000 and $1,297,000, respectively, for the three months ended September 30, 1997. The company's interest income and interest expense for the first nine months of 1998 were $2,875,000 and $5,984,000, respectively, while for the first nine months of 1997, the company earned interest income and incurred interest expense of $1,405,000 and $1,537,000, respectively. Interest expense has been reduced by capitalized interest of $3,118,000 and $2,167,000 for the three months ended September 30, 1998 and 1997, respectively, and by $8,248,000 and $5,575,000 for the nine months ended September 30, 1998 and 1997, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES AND NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Equity in earnings (losses) of affiliates net of non-controlling interests in (earnings) losses of consolidated subsidiaries were ($10,284,000) and ($7,304,000) for the three months ended September 30, 1998 and 1997, respectively, and were ($45,537,000) and ($8,188,000) for the nine months ended September 30, 1998 and 1997, respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE,
(ii) the company's pro rata share of ORBCOMM's, ORBCOMM International Partners, L.P.'s and ORBIMAGE's current period earnings and losses (iii) preferred dividends and beneficial conversion rights to other investors in ORBIMAGE and
(iv) non-controlling stockholders' pro rata share of ORBCOMM USA L.P.'s and Magellan's current period earnings and losses. The increase in total losses during 1998 is primarily due to increased start-up expenses and resulting losses at ORBCOMM.

PROVISION FOR INCOME TAXES. The company recorded an income tax provision of $994,000 and $1,200,000 for the three months ended September 30, 1998 and 1997, respectively, and of $3,756,000 and $12,816,000 for the nine months ended September 30, 1998 and 1997, respectively. The 1997 tax provision includes a deferred tax provision of approximately $10,898,000 relating to the ORBIMAGE preferred stock transaction. The company records its interim income tax provisions based on estimates of the company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

In July 1998, ORBCOMM Corporation announced that it elected to postpone its proposed initial public offering of common stock. The company provided $22,500,000 in cash and $53,737,000 in vendor financing to ORBCOMM during the first nine months of 1998. Orbital, through its subsidiary Orbital Communications Corporation, and Teleglobe Mobile Partners, an affiliate of Teleglobe Inc., the existing fifty-percent partners in ORBCOMM, each has reaffirmed its commitment to provide funding to ORBCOMM while considering options for future financing at ORBCOMM. The company currently estimates that its additional funding obligation could be as much as $10,000,000 through the remainder of 1998. Orbital expects to fund its share of ORBCOMM's capital needs through existing resources, including credit facilities.

Cash, cash equivalents and short-term investments were $39,707,000 at September 30, 1998, and the company had total debt obligations outstanding of approximately $192,868,000 at September 30, 1998. The outstanding debt is comprised of the company's convertible subordinated notes, advances under the company's line of credit facilities, secured and unsecured notes, and asset-based financings.

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

The company's operations used net cash of approximately $3,533,000 during the first nine months of 1998. Also, during the first nine months of 1998, in addition to its investment in ORBCOMM, the company invested approximately $9,000,000 in CCI and $31,566,000 in capital expenditures for various satellite and launch vehicle equipment and other production, manufacturing, test and office equipment.

Orbital plans to consolidate its offices and its satellite-related engineering, manufacturing and operations facilities adjacent to its Dulles, Virginia headquarters. The company anticipates that the new construction will be conducted in two phases during 1999 and 2000-2001. To finance the expansion, Orbital is currently pursuing various financing alternatives, including third-party debt financings and "built-to-suit" agreements. Consequently, the company does not expect to use existing resources to finance this expansion.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits -- A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

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

                           ORBITAL SCIENCES CORPORATION




DATED:  June 28, 2000      By:/S/  Jeffrey V. Pirone
                             ---------------------------------
                             Jeffrey V. Pirone, Executive Vice President and Chief Financial Officer

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