Form 10-Q
period 2000-06-30
ORBITAL SCIENCES CORP /DE/
filed 2000-08-14
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                                  JUNE 30, 2000


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287



              DELAWARE                                   06-1209561
 ------------------------------------           -----------------------------
      (State of Incorporation)                  (IRS Identification number)

      21700 ATLANTIC BOULEVARD
       DULLES, VIRGINIA 20166                          (703) 406-5000
 ------------------------------------           -----------------------------
   (Address of principal executive                   (Telephone number)
              offices)



The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of August 9, 2000, 37,534,833 shares of the registrant's common stock were outstanding.

PART 1
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           JUNE 30,          DECEMBER 31,
                                                                                             2000                1999
                                                                                        ----------------    ----------------
                                                                                          (unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $  26,482            $ 74,524
   Restricted cash and short-term investments, at market                                        23,022              34,630
   Receivables, net                                                                            216,376             295,315
   Inventories, net                                                                             64,081              54,483
   Deferred income taxes and other current assets                                               25,101              17,187
                                                                                        ----------------    ----------------
    TOTAL CURRENT ASSETS                                                                       355,062             476,139

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $132,862 and $122,129, respectively                                     154,710             137,622

                                                                                               158,808             141,273
INVESTMENTS IN AND ADVANCES TO AFFILIATES

GOODWILL, less accumulated amortization of $49,653 and $42,515, respectively                   312,725             278,309

DEFERRED INCOME TAXES AND OTHER ASSETS                                                          57,930              59,569

                                                                                        ----------------    ----------------
     TOTAL ASSETS                                                                           $1,039,235          $1,092,912
                                                                                        ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                        $  91,109           $ 131,073
   Accounts payable                                                                             82,859              83,566
   Accrued expenses                                                                            123,066             138,613
   Due to joint venture partner                                                                     --              28,418
   Deferred revenues                                                                           150,636             133,499
                                                                                        ----------------    ----------------
   TOTAL CURRENT LIABILITIES                                                                   447,670             515,169

LONG-TERM OBLIGATIONS, net of current portion                                                  300,301             239,672

 OTHER LIABILITIES                                                                              17,196              16,208
                                                                                        ----------------    ----------------
   TOTAL LIABILITIES                                                                           765,167             771,049

NON-CONTROLLING INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                            22,111              15,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized,
     none outstanding                                                                               --                  --
   Common Stock, par value $.01; 80,000,000 shares authorized, 37,404,149 and
    37,400,814 shares outstanding, respectively                                                    374                 374
   Additional paid-in capital                                                                  513,393             497,923
   Accumulated other comprehensive loss                                                         (6,811)             (5,159)
   Accumulated deficit                                                                        (254,999)           (186,346)
                                                                                        ----------------    ----------------
   TOTAL STOCKHOLDERS' EQUITY                                                                  251,957             306,792

                                                                                        ----------------    ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 1,039,235         $ 1,092,912
                                                                                        ================    ================



     See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              FOR THE THREE MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                           ---------------------------------
                                                                                               2000               1999
                                                                                           --------------    ---------------

REVENUES                                                                                   $    231,475      $     226,484
Costs of goods sold                                                                             187,492            177,230
                                                                                           --------------    ---------------
GROSS PROFIT                                                                                     43,983             49,254

Research and development expenses                                                                 7,999             10,622
Selling, general and administrative expenses                                                     33,473             28,891
Amortization of goodwill                                                                          3,696              3,233
                                                                                           --------------    ---------------
INCOME (LOSS) FROM OPERATIONS                                                                    (1,185)             6,508

Net investment income (expense)                                                                  (7,660)            (5,409)
Equity in earnings (losses) of affiliates                                                       (20,304)           (27,334)
Non-controlling interests in (earnings) losses of
   consolidated subsidiaries                                                                        308              2,192
Litigation settlement                                                                           (11,500)                --
                                                                                           --------------    ---------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                                          (40,341)           (24,043)

Provision for income taxes                                                                        1,788              2,028

                                                                                           --------------    ---------------
NET LOSS                                                                                   $    (42,129)     $     (26,071)
                                                                                           ==============    ===============


NET LOSS PER COMMON AND DILUTIVE SHARE                                                     $      (1.13)     $       (0.70)
                                                                                           ==============    ===============

Shares used in computing net loss per common and dilutive share                              37,409,264         37,196,970
                                                                                           ==============    ===============


See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               FOR THE SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                           ---------------------------------
                                                                                               2000               1999
                                                                                           --------------    ---------------
REVENUES                                                                                   $    455,016      $     426,656
Costs of goods sold                                                                             369,145            336,351
                                                                                           --------------    ---------------
GROSS PROFIT                                                                                     85,871             90,305

Research and development expenses                                                                16,088             20,703
Selling, general and administrative expenses                                                     61,605             57,434
Amortization of goodwill                                                                          7,296              6,099
                                                                                           --------------    ---------------
INCOME FROM OPERATIONS                                                                              882              6,069

Net investment income (expense)                                                                 (12,109)            (8,707)
Equity in earnings (losses) of affiliates                                                       (44,422)           (51,723)
Non-controlling interests in (earnings) losses of
   consolidated subsidiaries                                                                      1,557              5,453
Litigation settlement                                                                           (11,500)                --
                                                                                           --------------    ---------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                                          (65,592)           (48,908)

Provision for income taxes                                                                        3,061              3,326

                                                                                           --------------    ---------------
NET LOSS                                                                                   $    (68,653)     $     (52,234)
                                                                                           ==============    ===============


NET LOSS PER COMMON AND DILUTIVE SHARE                                                     $      (1.84)     $       (1.41)
                                                                                           ==============    ===============

Shares used in computing net loss per common and dilutive share                              37,408,382         37,167,662
                                                                                           ==============    ===============





See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                           ---------------------------------
                                                                                               2000               1999
                                                                                           --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                                $    (68,653)     $     (52,234)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization expenses                                                      24,253             22,434
     Amortization of prepaid financing costs                                                      2,640              1,297
     Equity in losses of affiliates                                                              44,422             51,723
     Non-controlling interests in losses of consolidated subsidiaries                            (1,557)            (5,453)
     Loss on sale of fixed assets and investments                                                 1,031                 --
   CHANGES IN ASSETS AND LIABILITIES, NET OF BUSINESSES ACQUIRED:
     (Increase) decrease in current assets                                                       26,572            (26,914)
     Increase (decrease) in non-current assets                                                     (706)            (7,271)
     Increase (decrease) in current liabilities                                                     618             42,260
     Increase (decrease) in non-current liabilities                                                 988             (3,606)
                                                                                           --------------    ---------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 29,608             22,236
                                                                                           --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                       (21,409)           (24,914)
     Payment for business combinations, net of cash acquired                                    (31,400)           (22,501)
     Purchase of other assets                                                                        --            (14,006)
     Purchases of available-for-sale investment securities                                       (2,044)                 --
     Sales of available-for-sale investment securities                                           10,932                 --
     Maturities of available-for-sale investment securities                                       1,348                 --
     Investments in and advances to affiliates, net                                              (3,025)           (45,533)
                                                                                           --------------    ---------------
       NET CASH USED IN INVESTING ACTIVITIES                                                    (45,598)          (106,954)
                                                                                           --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                        (639)            (1,176)
     Principal payments on long-term obligations                                                (43,170)           (55,090)
     Net proceeds from issuances of long-term obligations                                        39,209            156,000
     Repayments to joint venture partner                                                        (28,418)            (4,918)
     Net proceeds from issuances of common stock                                                     --              2,480
                                                                                           --------------    ---------------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                      (33,018)            97,296
                                                                                           --------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                        966              1,302
                                                                                           --------------    ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (48,042)            13,880


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   74,524             15,268
                                                                                           --------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $     26,482      $      29,148
                                                                                           ==============    ===============






See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
(UNAUDITED)

(1)   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1999. Orbital's consolidated results of operations include the results of operations of its subsidiaries, including but not limited to MDA Holdings Corporation and MacDonald, Dettwiler and Associates Ltd. ("MDA"), which are separate and distinct entities in all respects. Operating results for the three -and six-month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full year. Orbital Sciences Corporation, together with its subsidiaries, is hereafter referred to as "Orbital" or the "company."

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

Reportable segments within the space and ground infrastructure systems sector have been determined generally based upon product lines. Certain operating business units within this sector have been aggregated as they exhibit similar long-term financial performance characteristics and do not meet certain quantitative thresholds. At December 31, 1999, the company recast the composition of its reportable segments as a result of new reporting mechanisms and operating decision-making procedures. The corresponding quarterly segment information for 1999 has been reclassified to conform to the 2000 presentation.

The following table presents operating information for the three and six months ended June 30, 2000 and 1999 and identifiable assets at June 30, 2000 and December 31, 1999 by reportable segment. Intersegment and intersector sales are accounted for based on prices negotiated by the parties. In the second quarter of 2000, certain receivables from ORBCOMM that had in the past been included in launch vehicles and advanced programs, satellites and related space systems, electronics and sensor systems and transportation management systems and satellite access products were reclassified to investment in and advances to ORBCOMM which is reflected in the satellite services sector (see note 7). There were no other significant sales or transfers between segments.

                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                  ----------------------------------- ------------------------------

(In thousands)
                                                                         2000             1999             2000            1999
                                                                         ----             ----             ----            ----
LAUNCH VEHICLES AND ADVANCED PROGRAMS:
   Revenues                                                       $        37,493  $        36,098  $        72,393  $      79,509
   Operating income (loss)                                                  3,346              536            6,877          3,201

   Identifiable assets (1)                                                109,898          125,157          109,898        125,157
   Capital expenditures                                                       644            3,184            1,270          6,277
   Depreciation and amortization                                            1,563            1,734            3,159          3,542
SATELLITES AND RELATED SPACE SYSTEMS:
   Revenues                                                       $        64,088  $        73,734  $       131,488  $     136,900
   Operating income (loss)                                                 (5,066)           9,709           (4,997)        17,888
   Identifiable assets (1)                                                 51,754           58,153           51,754         58,153
   Capital expenditures                                                     2,663            3,068            4,147          5,235
   Depreciation and amortization                                            1,515            1,287            3,014          3,008
ELECTRONICS AND SENSOR SYSTEMS AND TRANSPORTATION
MANAGEMENT SYSTEMS:
   Revenues                                                       $        43,143  $        36,804  $        78,540  $      72,617
   Operating income (loss)                                                  2,265             (378)           4,115          (595)
   Identifiable assets (1)                                                104,045          114,765          104,045        114,765
   Capital expenditures                                                     1,204              612            1,608            858
   Depreciation and amortization                                            1,055            1,104            2,138          1,133
SATELLITE GROUND SYSTEMS, SPACE ROBOTICS, MAPPING
    AND LAND INFORMATION SERVICES:
   Revenues                                                       $        57,318  $        48,554  $       115,397  $      77,245
   Operating income (loss)                                                  3,261            3,696            6,329          7,308
   Equity in earnings (losses) of affiliates                                (115)               --            (205)             --
   Identifiable assets (1)                                                249,025          213,301          249,025        213,301
   Capital expenditures                                                     2,568              839            3,991          3,216
   Depreciation and amortization                                            4,722            1,917            6,899          2,405
TOTAL SPACE AND GROUND INFRASTRUCTURE SYSTEMS:
   Revenues                                                       $       202,042  $       195,190  $       397,818  $     366,271
   Operating income (loss)                                                  3,806           13,563           12,324         27,802
   Equity in earnings (losses) of affiliates                                (115)               --            (205)             --
   Identifiable assets (1)                                                514,722          511,376          514,722        511,376
   Capital expenditures                                                     7,079            7,703           11,016         15,586
   Depreciation and amortization                                            8,855            6,042           15,210         10,088
SATELLITE ACCESS PRODUCTS:
   Revenues                                                       $        25,667  $        26,775  $        50,357  $      53,769
   Operating income (loss)                                                (1,950)          (2,143)          (5,503)        (6,891)
   Identifiable assets (1)                                                106,627           92,939          106,627         92,939
   Capital expenditures                                                       777              671            1,077          1,371
   Depreciation and amortization                                            1,577            1,889            3,305          3,885
SATELLITE SERVICES:
   Revenues                                                       $         3,766  $         4,519  $         6,841  $       6,616
   Operating income (loss)                                                    499           (1,553)             403        (7,405)
   Equity in earnings (losses) of affiliates                             (20,189)         (27,334)         (44,217)       (51,723)
   Identifiable assets (1)                                                169,063          147,072          169,063        147,072
   Capital expenditures                                                       549            1,516              604          1,540
   Depreciation and amortization                                              301              346              615
                                                                                                                               485
CORPORATE AND OTHER:
   Operating income (loss)                                        $        (3,540) $        (3,359) $        (6,342) $      (7,437)
   Non-controlling interest in (earnings) losses of consolidated
     subsidiaries                                                             308            2,192            1,557          5,453
   Identifiable assets (1)                                                248,823          341,525          248,823        341,525
   Capital expenditures                                                     2,448            5,308            8,712          6,417
   Depreciation and amortization                                            1,479            3,977            5,123          7,976

CONSOLIDATED:
   Revenues                                                       $       231,475  $       226,484  $       455,016  $     426,656
   Operating income (loss)                                                 (1,185)           6,508              882          6,069
   Equity in earnings (losses) of affiliates                              (20,304)         (27,334)         (44,422)       (51,723)
   Non-controlling interest in (earnings) losses of consolidated
    subsidiaries                                                              308            2,192            1,557          5,453
   Identifiable assets (1)                                              1,039,235        1,092,912        1,039,235      1,092,912
   Capital expenditures                                                    10,853           15,198           21,409         24,914
   Depreciation and amortization                                           12,212           12,254           24,253         22,434


(1)   Identifiable assets are as of June 30, 2000 and December 31, 1999.

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

In periods of net loss, the assumed conversion of convertible notes and stock options is anti-dilutive. Accordingly, fully diluted per-share losses are the same as basic losses per share disclosed on the accompanying statements of operations. If the company had reported net income for the three and six months ended June 30, 2000, the number of shares used in calculating diluted earnings per share would have been 41,053,655 and 41,157,887, respectively, and 41,544,655 and 41,733,440 respectively, for the three and six months ended June 30, 1999.

(6)   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and associated differences are as follows:

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30,               JUNE 30,
   (In thousands)                     2000       1999        2000        1999
                                      ----       ----        ----        ----
   Differences between net loss, as
       reported, and comprehensive
   loss:                             $(42,129)   $(26,071)   $(68,653)   $(52,234)
   Net loss, as reported
   Translation adjustments              (636)         840     (1,249)       1,165
   Unrealized losses on investments     (403)          --       (403)          --
                                        -----          --       -----          --
        Comprehensive loss           $(43,168)   $(25,231)   $(70,305)   $(51,069)
                                    =========   =========   =========   =========

   Accumulated differences
      between net loss, as
      reported, and comprehensive
      loss:
   Beginning of period                $(5,772)    $(6,824)    $(5,159)    $(7,149)
   Translation adjustments              (636)         840     (1,249)       1,165
   Unrealized losses on investments     (403)          --       (403)          --
                                        -----          --       -----          --
        End of period                 $(6,811)    $(5,984)    $(6,811)    $(5,984)
                                     ========    ========    ========    ========

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

Pursuant to the terms of the partnership agreements, through December 31, 1999,
(i) OCC and Teleglobe Mobile shared equal responsibility for the operational and financial affairs of ORBCOMM, (ii) OCC controlled and consolidated the operational and financial affairs of ORBCOMM USA, and (iii) Teleglobe Mobile controlled the operational and financial affairs of ORBCOMM International. Since OCC was unable to control, but was able to exercise significant influence over ORBCOMM's and ORBCOMM International's operational and financial affairs, the company accounted for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting.

In January 2000, Orbital entered into an agreement (the "Omnibus Agreement") with ORBCOMM, Teleglobe, OCC, and Teleglobe Mobile pursuant to which:

- Teleglobe Mobile became ORBCOMM's sole general partner and majority owner, with an interest of approximately 67% as of June 30, 2000;

- OCC remained as a limited partner of ORBCOMM, with a minority ownership interest of approximately 33% as of June 30, 2000; and

- Orbital received a payment plan from ORBCOMM to settle deferred invoice amounts.

As a result of the Omnibus Agreement and the related reduction in the company's ownership interest in ORBCOMM, the company's share of ORBCOMM's total capital exceeded the book value of Orbital's investment in ORBCOMM. Accordingly, Orbital recorded a $15,367,000 increase in additional paid-in capital in the first half of 2000 as a result of this transaction. A deferred tax obligation of $7,790,000 was established with a corresponding reduction in the deferred tax valuation allowance.

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
                                                                                                               ==========

Through December 31, 1999, the company had deferred invoicing ORBCOMM for approximately $91,000,000. Additionally, approximately $33,000,000 (including interest) of these amounts was advanced from an affiliate of Teleglobe to Orbital. As part of the Omnibus Agreement, Orbital, Teleglobe and ORBCOMM agreed, among other things, to settle the deferred invoicing and related cash advances. In January 2000, ORBCOMM paid the company approximately $33,000,000 in cash, which was then used by the company to repay the advances from Teleglobe. In addition, in March 2000, Orbital converted approximately $33,000,000 of its deferred invoices into partnership interests of ORBCOMM. Also, in January 2000, the company converted $2,962,000 of invoices due to Orbital from ORBCOMM pursuant to an administrative services agreement into an equity contribution to ORBCOMM. Finally, of the remaining $25,000,000 owed to Orbital, ORBCOMM paid one-third of the balance in the first quarter of 2000.

In August 2000, Teleglobe informed ORBCOMM that it was no longer in a position to continue to provide equity capital to ORBCOMM. At that time, Teleglobe agreed with ORBCOMM on limited interim debt financing that will provide ORBCOMM with $17,000,000 in additional cash to support near-term operations. An affiliate of Teleglobe will provide a portion of this financing in the form of a secured loan and will provide the remainder in a form to be subsequently determined by Teleglobe. In August 2000, ORBCOMM approved and began to implement a revised business plan that included, among other actions, a reduction in workforce and a restructured marketing plan. Due to the limited amount of funds available to ORBCOMM, ORBCOMM announced that it is highly unlikely that it will make the interest payment scheduled to be paid on August 15, 2000 on its $170,000,000 of outstanding Senior Notes (the "Notes"). If the interest is not ultimately paid by September 14, 2000 or the Notes are not successfully restructured by that time, ORBCOMM would be in default under the terms of the indenture governing the Notes. At that time, bondholders representing at least 25% of the total amount of the Notes can declare the principal and all accrued interest on the Notes as currently due. Teleglobe Mobile and OCC are guarantors of the Notes. ORBCOMM also announced it is continuing to seek additional equity investors to join ORBCOMM's existing partners, and it is exploring restructuring its Notes. There can be no assurance that ORBCOMM will successfully raise additional capital, restructure the Notes and/or reorganize its business. ORBCOMM has been advised by its independent public accountants that if ORBCOMM's future funding situation is not resolved prior to the completion of their audit of ORBCOMM's financial statements for the year ending December 31, 2000, the audit report on those financial statements will be modified for that contingency and will include a going concern qualification.

At June 30, 2000 and December 31, 1999, Orbital's investments in and advances to ORBCOMM totalled $132,787,000 and $107,989,000, respectively. At December 31, 1999, receivables in the accompanying balance sheet included $48,711,000 owed by ORBCOMM to Orbital under the ORBCOMM system procurement agreements. At June 30, 2000, ORBCOMM receivables totalling $64,074,000 have been classified as investments in and advances to ORBCOMM. Effective June 2000, the company ceased recognizing revenue on the ORBCOMM system procurement agreements. Should ORBCOMM be unsuccessful in its efforts to restructure the Notes, raise additional capital and/or reorganize its business, an impairment of Orbital's investments in and advances to ORBCOMM would likely result.

(8)   INVESTMENTS IN AND ADVANCES TO ORBIMAGE

During the second quarter of 2000, Orbital agreed to advance in January 2001, $20,000,000 to ORBIMAGE from amounts previously paid by ORBIMAGE under its procurement agreement with Orbital. Orbital will be entitled to reinvoice ORBIMAGE for this amount nine months after the launch of Orb View-4 or six months after the launch of Orb View-3, whichever occurs first, but not earlier than November 30, 2001. Concurrently, Orbital agreed to broker a renegotiation of ORBIMAGE's license agreement for RadarSat-2 satellite distribution rights with the company's MDA subsidiary which may result in a reduction in the license fee owed by ORBIMAGE to MDA in exchange for a reduction in ORBIMAGE's current worldwide exclusive distribution territory for RadarSat-2. If such an agreement is consummated, Orbital's obligation to advance $20,000,000 as described above would terminate.

Equity in earnings (losses) of affiliates includes Orbital's 100% share of ORBIMAGE's losses, including preferred stock dividends, totaling $1,896,000 and $8,054,000, for the second quarter of 2000 and first half of 2000, respectively. In consideration for the agreement described in the preceding paragraph, the company's stock purchase agreement that committed Orbital to provide additional equity financing to ORBIMAGE was terminated by mutual agreement. Presently the company has no intention to provide further equity funding to ORBIMAGE. Accordingly, during the second quarter, Orbital's investment balance was reduced to zero, and absent a future change in Orbital's funding obligations, Orbital will not recognize additional equity losses in future periods from its investment in ORBIMAGE. Had the company continued to recognize equity accounting losses for ORBIMAGE, an additional $4,817,000 loss would have been recorded in the second quarter of 2000. Orbital's share of future income from ORBIMAGE, if any, will not be recognized until such income exceeds previously unrecognized losses.


(9)   BUSINESS COMBINATIONS

In April 2000, MDA acquired certain of the assets and liabilities of the DataQuick Products division of Acxiom Corporation for approximately $56,000,000. MDA paid $31,400,000 of the purchase price in cash at closing, with the remaining amount due in October 2000. MDA accounted for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net tangible assets and identifiable intangible assets by approximately $43,400,000, which is being amortized on a straight-line basis over twenty years.

(10)  DEBT OBLIGATIONS

Orbital has a credit facility with an international syndicate of nine banks. This credit facility contains certain financial and operating covenants and is secured by accounts receivable, intellectual property and certain other assets, including the stock of Orbital's wholly-owned subsidiaries. The credit facility prohibits the payment of cash dividends, contains certain covenants with respect to the company's working capital levels, fixed charges ratio, leverage ratio and net worth, and expires in December 2002. Orbital amended this facility several times in 2000 to waive noncompliance with certain financial covenants and to amend other covenants, including net worth, leverage (including senior leverage), fixed charges, capital expenditures, and subsidiary debt and to reduce the credit limit of the facility. Orbital also agreed with its banks to further reduce the total amount that is available under the facility from $165,000,000 at June 30, 2000 to $125,000,000 on or prior to August 1, 2000 and to further reduce the amount of the facility to $85,000,000 by July 2001. In July 2000, Orbital and the banks agreed to defer the requirement to reduce the amount of the facility on August 1, 2000 until December 31, 2000. Orbital is required to apply toward the facility reduction 55% of the net cash proceeds that it may receive from any equity offering, asset sale or debt issuance by it or its domestic wholly-owned subsidiaries. Orbital may reborrow, however, up to 5% of any funds applied toward such reduction. Orbital's bank group's consent may be necessary in connection with the restructuring of ORBCOMM's Notes, an ORBCOMM financing or reorganization of its business. (See Note 7)

The company's 12% note payable restricts the payment of cash dividends and contains certain covenants with respect to fixed charges ratio, leverage ratio and tangible net worth, and includes certain cross-default provisions. In April 2000, Orbital and the noteholder signed an amendment that waived noncompliance with certain financial covenants for all periods prior to the amendment date and for 2000. In June 2000, the company made a scheduled payment of principal on the note reducing the outstanding balance from $13,333,000 to approximately $6,666,000. The company has agreed to prepay the remaining principal amount, which is due June 2001, on or prior to October 31, 2000. In the event the company does not prepay at that time, the interest rate on the balance of the note will be adjusted and applied retroactively so that interest would increase to 13% for the period June 1 through August 31, 2000 and to 14% from September 1, 2000 until it is repaid.

In April 2000, MDA entered into a revised credit facility with its commercial bank. The revised facility increased total availability to approximately $130,000,000 and includes certain operational and financial covenants including certain restrictions on the payment of dividends. The facility is non-recourse to Orbital.


(11)  COMMITMENTS AND CONTINGENCIES

In July 2000, the company reached an agreement to settle the outstanding consolidated class-action lawsuit filed on May 28, 1999 in the U.S. District Court for the Eastern District of Virginia against the company, an officer and an officer/director alleging violations of federal securities laws, on behalf of purchasers of the company's stock and call options during the period from April 27, 1997 through October 29, 1999. The settlement agreement provides for the plaintiffs to receive a cash payment of $11,000,000 to be made by the company's insurance carrier, and warrants to be issued by the company having an aggregate fair value of $11,500,000 that are exercisable for the company's common stock at a ten percent discount to the market price at the time the settlement is approved by the court. The company expects final documentation and court appproval to occur before year-end 2000. Consequently, an expense and liability of $11,500,000 have been recorded in the second quarter of 2000.

In the first quarter of 2000, PT Media Citra Indostar, an Indonesian company ("PT-MCI"), commenced arbitration seeking a refund of $163,000,000 PT-MCI asserts it paid in connection with a communications satellite constructed by CTA under a contract that was assigned to Orbital in connection with its 1997 acquisition of CTA. PT-MCI's allegations include fraud and multiple breaches of contract. The company's claims against PT-MCI for unpaid invoices in the approximate amount of $14,000,000 are also part of the arbitration proceedings. Orbital believes that PT-MCI's allegations are without merit and intends to vigorously defend against such allegations. In addition, under the terms of the CTA acquisition, Orbital believes it is entitled to indemnification from CTA for all or a part of any damages arising from the PT-MCI litigation and that CTA retains liability for certain fraud claims being made by PT-MCI.

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

In August 2000, the company was notified by a customer of its intent to terminate a transportation management systems contract alleging default on the part of the company. Orbital is taking actions which it believes should satisfy the customer and, in any event, believes that the financial exposure to the company, if any, will not be material.

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

(12)  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFAS No. 133 to 1) expand the scope of the "normal sales and normal purchases" exception; 2) introduce the benchmark rate of interest rate that may be hedged; 3) permit a recognized foreign currency denominated asset to be hedged, and; 4) allow certain intercompany derivatives that are offset net to be designated as hedging instruments. The company does not anticipate that SFAS No. 138 will have a material impact on its financial statements.

In December 1999, the Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. The company does not anticipate that the adoption of SAB 101 will have a material impact on its financial statements.

In April 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation; Interpretation of APB Opinion No. 25" ("FIN 44"). The company is currently evaluating the provisions of FIN 44.

(13)  SUBSEQUENT EVENT

In July 2000, MDA completed an initial public offering on the Toronto Stock Exchange of 6,600,000 shares of common stock (including shares issued pursuant to the underwriters' overallotment option), raising gross proceeds of approximately $37,500,000 for itself, $18,800,000 for Orbital and $5,600,000 for other selling shareholders. Orbital made payments in July to reduce its primary credit facility by $8,000,000 with the proceeds raised from the MDA public offering. As a result of the public offering, Orbital's ownership interest in MDA has declined to approximately 54%.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

With the exception of historical information, certain statements included in this discussion relating to capital requirements, growth, liquidity, new business, operational performance, schedules, sources and uses of funds, financing plans, and the performance of our affiliates, Orbital Imaging Corporation ("ORBIMAGE") and ORBCOMM Global L.P. ("ORBCOMM"), are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or investments to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements. Such factors include: general and economic business conditions, launch results, product performance, risks associated with government contracts, market acceptance of consumer products, the introduction of products and services by competitors, risks associated with acquired businesses, availability of required capital, market acceptance of new products and technologies, risks associated with long-term contracts, lack of control over certain subsidiaries and affiliates, the effects of pending or possible litigation or government investigations and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Outlook: Issues and Uncertainties" included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Our products and services are grouped into three business sectors: space and ground infrastructure systems, satellite access products and satellite services. The space and ground infrastructure systems sector consists of several reportable segments, including launch vehicles and advanced programs, satellites and related space systems, electronics and sensor systems and transportation management systems, and satellite ground systems, space robotics and mapping and land information services. Our satellite access products sector consists of satellite-based navigation, positioning and communications products. Satellite services include the following services conducted by our affiliates, ORBCOMM, ORBIMAGE and CCI International NV ("CCI") and our subsidiaries Radarsat International Inc. ("RSI") and Orbital Navigation Corporation ("ORBNAV"): satellite-based two-way mobile data communications services, remote imaging services, satellite-based automotive information services and satellite-based voice communications services. We do not control the operational or financial affairs of ORBCOMM, ORBIMAGE and CCI and consequently their financial results are not consolidated with our results.

RECENT DEVELOPMENTS

In July 2000, Orbital's Canadian subsidiary, MacDonald, Dettwiler and Associates Ltd. ("MDA"), completed an initial public offering of 6,600,000 common shares on the Toronto Stock Exchange, raising total proceeds of approximately $62,000,000 for MDA and its selling shareholders. See--Liquidity and Capital Resources.

As discussed below, in August 2000, ORBCOMM announced that it had adopted a revised business strategy and that it would receive limited interim debt financing from an affiliate of Teleglobe Inc. to support near-term operations. While continuing to seek additional third party investors, ORBCOMM also announced that it is highly unlikely that it will make its scheduled August 2000 interest payment on its outstanding senior unsecured notes and is exploring restructuring the notes.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

REVENUES. Our consolidated revenues for the three-month periods ended June 30, 2000 and 1999 were $231,475,000 and $226,484,000, respectively. Our consolidated revenues for the six-month periods ended June 30, 2000 and 1999 were $455,016,000 and $426,656,000, respectively. Revenues for the three months ended June 30, 2000 and 1999 include sales to non-controlled and unconsolidated affiliates of $13,527,000 and $26,717,000, respectively. Revenues for the six months ended June 30, 2000 and 1999 include sales to non-controlled and unconsolidated affiliates of $40,124,000 and $63,044,000, respectively.

Space and Ground Infrastructure Systems. Revenues from our space and ground infrastructure systems sector totaled $202,042,000 and $195,190,000 for the three months ended June 30, 2000 and 1999, respectively. Revenues from our space and ground infrastructure systems sector totaled $397,818,000 and $366,271,000 for the six months ended June 30, 2000 and 1999, respectively.

Revenues from our launch vehicles and advanced programs increased to $37,493,000 in the second quarter of 2000, from $36,098,000 in the second quarter of 1999. This increase in revenues is primarily attributable to higher revenues from our X-34 rocket program. Revenues for the first half of 2000 were $72,393,000 as compared to $79,509,000 for the same period last year. The decrease in year-to-date revenues in 2000 as compared to last year is primarily attributable to customer-induced launch schedule changes by our government customers and reduced demand from our commercial customers. Additionally, effective June 2000, we ceased recognizing revenue on the launch services component of the ORBCOMM system procurement agreements.

Revenues from satellites and related space systems were $64,088,000 for the quarter ended June 30, 2000 and $73,734,000 for the second quarter of 1999. Revenues for the first half of 2000 were $131,488,000 as compared to $136,900,000 for the same period last year. The decline in revenues from 1999 to 2000 is primarily due to a decrease in revenues recognized in 2000 for the ORBIMAGE satellite contract and a commercial geosynchronous satellite contract won in late 1998. Additionally, effective June 2000, we ceased recognizing revenue on the satellite construction component of the ORBCOMM system procurement agreements.

Revenues from electronics and sensor systems and transportation management systems increased to $43,143,000 for the second quarter of 2000 from $36,804,000 in the second quarter of 1999. Revenues for the first half of 2000 were $78,540,000 as compared to $72,617,000 for the same period last year. The increase in revenues this year is primarily attributable to a growth in revenues from transportation management systems.

Revenues from satellite ground systems, space robotics and mapping and land information services increased to $57,318,000 in the second quarter of 2000 as compared to $48,554,000 in the second quarter of 1999. Revenues for the first half of 2000 were $115,397,000 as compared to $77,245,000 for the same period last year. The revenue growth in 2000 as compared to 1999 is attributable to the acquisitions of the DataQuick Products division of Acxiom Corporation ("DataQuick") in April 2000 and the space robotics division of Spar Aerospace Ltd. (completed in May 1999), in addition to orders received in late 1999 for several satellite ground systems and system upgrades.

Satellite Access Products. Revenues from sales of satellite-based navigation, positioning and communications products in the second quarter of 2000 were $25,667,000 as compared to $26,775,000 for the second quarter of 1999. Revenues for the first half of 2000 were $50,357,000 as compared to $53,769,000 for the same period last year. The decrease in sector revenues is primarily attributable to reduced sales of high-precision industrial navigation and positioning products.

Satellite Services. Revenues from satellite services totaled $3,766,000 and $4,519,000 in the second quarters of 2000 and 1999, respectively. Revenues for the first half of 2000 were $6,841,000 as compared to $6,616,000 for the same period last year. Revenues in 2000 and 1999 include those generated by our consolidated subsidiary, RSI. In 1999, sector revenues also included ORBCOMM's domestic operation, ORBCOMM USA, L.P. ("ORBCOMM USA"), which we consolidated in 1999. Effective January 1, 2000, we no longer consolidate ORBCOMM USA's results of operations.

GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and under various development and production contracts. Gross profit depends on a number of factors, including the mix of contract types and costs incurred thereon in relation to estimated costs. Our consolidated gross profit for the second quarter of 2000 was $43,983,000 (19% of revenues) as compared to $49,254,000 (22% of revenues) for the second quarter of 1999. Our gross margins for the first half of 2000 were $85,871,000 (19% of revenues) as compared to $90,305,000 (21% of revenues) for the first half of 1999.

Space and Ground Infrastructure Systems. Gross profit from our space and ground infrastructure systems totaled $32,841,000 (16% of sector revenues) and $37,376,000 (19% of sector revenues) for the quarters ended June 30, 2000 and 1999, respectively. Gross profit totaled $65,569,000 (16% of sector revenues) and $70,582,000 (19% of sector revenues) for the six months ended June 30, 2000 and 1999, respectively.

Gross margins for our space and ground infrastructure product lines were as follows:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      -------------------    ---------------
                                         2000     1999        2000   1999
                                         ----     ----        ----   ----

Launch vehicles and advanced programs      25%      12%        23%     14%
Satellites and related space systems       0%       20%         4%     18%
Electronics and sensor systems and
  transportation management systems        23%      25%        24%     26%
Satellite ground systems, space
  robotics, mapping and land
  information services                     24%      19%        21%     21%


The improved gross margin for launch vehicles in 2000 was primarily due to completing work in 1999 on certain less profitable space and suborbital launch vehicle contracts. The gross margin for satellites and related space systems was approximately zero in the second quarter 2000. The decrease in satellite gross margins in 2000 is primarily due to cost growth on the ORBIMAGE satellite construction contract and a commercial geosynchronous satellite contract won in late 1998. These contracts contain a significant amount of lower margin, external subcontract effort, as well as substantial non-recurring engineering costs incurred in developing these products to meet a range of specific customer requirements. The slight decrease in gross margins in 2000 for electronics and sensor systems and transportation management systems is due to an increase in lower margin, subcontract work on several contracts, and to lower margins on certain international defense contracts and transportation management systems contracts. The increase in gross margins for ground systems, space robotics and mapping and land information services in the second quarter of 2000 is primarily due to the margins contributed by new business activities including recent business acquisitions.

Satellite Access Products. Gross profit for our satellite access products sector was $9,621,000 and $18,084,000 for the second quarter and first half of 2000, respectively, as compared to $10,350,000 and $18,842,000 for the second quarter and first half of 1999, respectively. Gross margins for satellite access products decreased slightly to 37% of revenues for the second quarter of 2000 as compared to 39% for the second quarter of 1999. Gross margins increased slightly to 36% for the first half of 2000 as compared to 35% for the first half of 1999.

Satellite Services. Our satellite services sector had a gross profit of $1,521,000 during the second quarter of 2000, which was consistent with a gross profit of $1,527,000 for the second quarter of 1999. Gross profit for this sector was $2,219,000 for the first half of 2000 as compared to $880,000 for the first half of 1999. The first quarter of 1999 included negative gross margin associated with an experimental satellite service that was discontinued later in 1999. Substantially all of the positive gross profit in this sector is generated by RSI.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three months ended June 30, 2000 and 1999 were $7,999,000 (3% of revenues) and $10,622,000 (5% of revenues), respectively. Research and development expenses during the six-month periods ended June 30, 2000 and 1999 were $16,088,000 (4% of revenues) and $20,703,000 (5% of revenues), respectively. Research and development expenses relate primarily to the development of new or improved satellite access products, improved launch vehicles and new satellite systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of our finance, legal, administrative and general management functions. Selling, general and administrative expenses for the three months ended June 30, 2000 and 1999 were $33,473,000 (14% of revenues) and $28,891,000 (13% of revenues), respectively. Selling, general and administrative expenses for the six months ended June 30, 2000 and 1999 were $61,605,000 (13% of revenues) and $57,434,000 (13% of revenues), respectively. The increase in such expenses this year is primarily attributable to the acquisitions of DataQuick and Spar Aerospace and higher corporate general and administrative expenses.

NET INVESTMENT INCOME (EXPENSE). Interest expense, net of investment income and net of interest capitalized, was $7,660,000 and $5,409,000 for the three months ended June 30, 2000 and 1999, respectively, and $12,109,000 and $8,707,000 for the six months ended June 30, 2000 and 1999, respectively. Interest expense net of interest capitalized was $9,183,000 and $6,400,000 for the three months ended June 30, 2000 and 1999, respectively, and $15,221,000 and $10,521,000 for the six months ended June 30, 2000 and 1999, respectively. Interest capitalized totaled $658,000 and $817,000 in the second quarter of 2000 and 1999, respectively, and $1,124,000 and $1,596,000 for the first half of 2000 and 1999, respectively. Investment income was $1,523,000 and $991,000 for the three months ended June 30, 2000 and 1999, respectively, and $3,112,000 and $1,814,000 for the six months ended June 30, 2000 and 1999, respectively. Investment income includes interest earnings on short-term investments and realized gains and losses on investments.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES. Equity in losses of affiliates for the three months ended June 30, 2000 and 1999 were $20,304,000 and $27,334,000, respectively, and $44,422,000 and $51,723,000 for the six months ended June 30, 2000 and 1999, respectively. These amounts primarily represent (i) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE, (ii) our proportionate share of ORBCOMM's, ORBIMAGE's and Navigation Solutions LLC's current period earnings and losses, and (iii) preferred dividends and beneficial conversion rights to other investors in ORBIMAGE.

Equity in earnings (losses) of affiliates includes Orbital's 100% share of ORBIMAGE's losses including preferred stock dividends, totaling $1,896,000 and $8,054,000, for the second quarter of 2000 and first half of 2000, respectively. In June 2000, our stock purchase agreement that committed us to provide additional equity financing to ORBIMAGE was terminated by mutual agreement. Presently, we have no intention to provide further equity funding to ORBIMAGE. Accordingly, Orbital's investment balance was reduced to zero in the second quarter 2000, and absent a future change in Orbital's funding obligations, Orbital will not recognize additional equity losses in future periods from its investment in ORBIMAGE. Had we continued to recognize equity accounting losses for ORBIMAGE, an additional $4,817,000 loss would have been recorded in the second quarter of 2000. Orbital's share of future income from ORBIMAGE, if any, will not be recognized until such income exceeds previously unrecognized losses.

Our proportionate share of ORBCOMM's losses declined in the first and second quarters of 2000 due to a reduction in our ownership interest in ORBCOMM from 50% in 1999 to approximately 33% in the second quarter of 2000. In the second quarter of 2000, ORBCOMM recorded a provision to write down inventory. Our pro rata share of this write down was $3,335,000. ORBCOMM's overall losses could increase significantly in future periods if ORBCOMM is unable to raise additional capital or successfully restructure its debt (see note 7 to the accompanying financial statements).

NON-CONTROLLING INTERESTS IN (EARNINGS) LOSSES OF CONSOLIDATED SUBSIDIARIES. Non-controlling interests in (earnings) losses of consolidated subsidiaries for the three months ended June 30, 2000 and 1999 were $308,000 and $2,192,000, respectively, and $1,557,000 and $5,453,000 for the six months ended June 30, 2000 and 1999, respectively. These amounts primarily represent non-controlling stockholders' proportionate share of Magellan's losses and MDA's earnings for the three and six months ended June 30, 2000. For the three and six months ended June 30, 1999, these amounts were primarily non-controlling stockholders' proportionate share of Magellan's and ORBCOMM USA's losses.

LITIGATION SETTLEMENT. A litigation settlement loss of $11,500,000 was recorded in the second quarter of 2000 as a result of a settlement agreement reached in July 2000 related to the consolidated shareholder class action lawsuit. The settlement provides for the plaintiffs to receive a cash payment of $11,000,000 to be made by the company's insurance carrier and warrants issued by the company having an aggregate fair value of $11,500,000.

PROVISION FOR INCOME TAXES. We recorded an income tax provision of $1,788,000 and $2,028,000 for the three-month periods ended June 30, 2000 and 1999, respectively, and $3,061,000 and $3,326,000 for the six-month periods ended June 30, 2000 and 1999. The provision in all periods was entirely due to foreign taxes attributable to our Canadian operations. Our interim income tax provision is based on an estimate of our full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

NET LOSS. Our consolidated net loss for the three months ended June 30, 2000 and 1999 was $42,129,000 and $26,071,000, respectively, and $68,653,000 and
$52,234,000 for the six months ended June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our growth has required, and continues to require, substantial capital to fund investments in affiliates, business acquisitions, expanding working capital needs, new business initiatives, research and development and capital expenditures. We have funded these requirements to date through cash generated by operations, working capital loan facilities, asset-based financings, joint venture arrangements and private and public equity and debt offerings of Orbital and its subsidiaries. Recently, we have been unable to access the capital markets and we cannot borrow additional funds under our primary credit facility. Accordingly, our liquidity has been constrained.

To date in 2000, our capital requirements for operations have been provided primarily by cash from operations combined with cash on hand, and we expect this to continue for the remainder of the year. To satisfy our additional capital requirements, including the required repayment of debt, management's plans include sales of certain assets, the possibility of raising additional equity and/or debt capital, and restructuring or refinancing our credit facility. Management expects that such plans will generate sufficient additional liquidity to satisfy these required obligations. We also expect to pursue certain additional investments and/or business acquisitions during 2000 and in the future. Such plans would likely require that we raise additional capital or otherwise generate sufficient capital by selling certain assets. No assurance can be given that we will be successful in completing additional investments or business acquisitions, in completing new equity or debt financings or asset sales, or in restructuring or refinancing our credit facility.

Cash and investments were $49,504,000 and total debt obligations were $391,410,000 at June 30, 2000. Orbital's outstanding debt includes our $100,000,000 convertible 5% subordinated notes due in 2002, advances under several credit facilities, secured and unsecured notes, and asset-based financings. Cash and investments at June 30, 2000 included approximately $14,413,000 restricted to support bank covenants and outstanding letters of credit. Our current ratio was 79% at June 30, 2000. Our ratio of total debt less cash and investments to total debt plus total stockholders' equity was approximately 53% at June 30, 2000.

Our primary credit facility previously provided for total borrowings from an international syndicate of banks of up to $165,000,000, all of which was drawn and outstanding as of June 30, 2000 at a weighted average interest rate of 10.21%. The credit facility has been permanently reduced to $157,000,000, which is the total amount currently outstanding. These borrowings are collateralized by accounts receivable, intellectual property and certain other assets, including the stock of our wholly owned subsidiaries, which includes MDA Holdings Corporation, the holder of all shares of MDA that we beneficially own. The facility prohibits the payment of cash dividends, contains certain covenants with respect to our working capital levels, fixed charges ratio, leverage ratio and net worth, and expires in December 2002. We amended this facility several times this year to waive noncompliance with certain financial covenants and to amend other covenants, including net worth, leverage (including senior leverage), fixed charges, capital expenditures, and subsidiary debt. We also agreed with our banks to further reduce the total amount that is available under the facility from $165,000,000 at June 30, 2000 to $125,000,000 on or prior to August 1, 2000 and to further reduce the amount of the facility to $85,000,000 by July 2001. In July 2000, we agreed with our banks to defer the requirement to reduce the amount of the facility on August 1, 2000 until December 31, 2000. We are required to apply toward this reduction 55% of the net cash proceeds that we receive from any equity offering, asset sale or debt issuance by us or our domestic wholly-owned subsidiaries. We may reborrow, however, up to 5% of any funds applied toward such reduction.

In June 2000, we made a scheduled payment of principal on the 12% note payable reducing the outstanding balance from $13,333,000 to approximately $6,666,000. We have agreed to prepay the remaining principal amount, which is due June 2001, on or prior to October 31, 2000. In the event the company does not prepay at that time, the interest rate on the balance of the note will be adjusted and applied retroactively so that interest would increase to 13% for the period June 1 through August 31, 2000 and to 14% from September 1, 2000 until it is repaid.

In August 2000, Teleglobe Inc. ("Teleglobe") informed ORBCOMM that it was no longer in a position to continue to provide equity capital to ORBCOMM. At that time, Teleglobe agreed with ORBCOMM on limited interim debt financing that will provide ORBCOMM with $17,000,000 in additional cash to support near-term operations. An affiliate of Teleglobe will provide a portion of this financing in the form of a secured loan and will provide the remainder in a form to be subsequently determined by Teleglobe. In August 2000, ORBCOMM approved and began to implement a revised business plan that included, among other actions, a reduction in workforce and a restructured marketing plan. Due to the limited amount of funds available to ORBCOMM, ORBCOMM announced that it is highly unlikely that it will make the interest payment scheduled to be paid on August 15, 2000 on its $170,000,000 of outstanding Senior Notes (the "Notes"). If the interest is not ultimately paid by September 14, 2000 or the Notes are not successfully restructured by that time, ORBCOMM would be in default under the terms of the indenture governing the Notes. At that time, bondholders representing at least 25% of the total amount of the Notes can declare the principal and all accrued interest on the Notes as currently due. Teleglobe Mobile Partners and our subsidiary, Orbital Communications Corporation, are guarantors of the Notes. ORBCOMM also announced it is continuing to seek additional equity investors to join ORBCOMM's existing partners, and it is exploring restructuring its Notes. There can be no assurance that ORBCOMM will successfully raise additional capital, restructure the Notes and/or reorganize its business.ORBCOMM has been advised by its independent public accountants that if ORBCOMM's future funding situation is not resolved prior to the completion of their audit of ORBCOMM's financial statements for the year ending December 31, 2000, the audit report on those financial statements will be modified for that contingency and will include a going concern qualification. At June 30, 2000, Orbital's investments in and advances to ORBCOMM totalled $132,787,000(including approximately $64,000,000 in receivables that have been reclassified as investments in and advances to ORBCOMM). Should ORBCOMM be unsuccessful in its efforts to restructure the Notes, raise additional capital and/or reorganize its business, an impairment of Orbital's investments in and advances to ORBCOMM would likely result.

We invested approximately $21,409,000 in capital expenditures for various satellites, launch vehicle and other infrastructure production, manufacturing and test equipment, buildings and leasehold improvements and office equipment in the first half of 2000. Our operations provided net cash of $29,608,000 during the six months ended June 30, 2000.

During the second quarter of 2000, we agreed to advance in January 2001, $20,000,000 to ORBIMAGE from amounts previously paid by ORBIMAGE under its procurement agreement with us. Orbital will be entitled to reinvoice ORBIMAGE for this amount nine months after the launch of Orb View-4 or six months after the launch of Orb View-3, whichever occurs first, but not earlier than November 30, 2001. Concurrently, we agreed to broker a renegotiation of ORBIMAGE's license agreement for RadarSat-2 satellite distribution rights with MDA, which may result in a reduction in the license fee owed by ORBIMAGE to MDA in exchange for a reduction in ORBIMAGE's current worldwide exclusive distribution territory for RadarSat-2. If such an agreement is consummated, our obligation to advance $20,000,000 as described above would terminate. Also in June 2000, our stock purchase agreement whereby we had committed to provide additional equity financing to ORBIMAGE was terminated by mutual agreement.

In April 2000, our MDA subsidiary acquired certain of the assets and liabilities of DataQuick for approximately $56,000,000. MDA paid $31,400,000 of the purchase price in cash at closing, with the remaining amount due in October 2000. Also in April 2000, MDA increased its primary credit facility to $130,000,000, which is secured by assets, including stock of its subsidiaries.

In July 2000, MDA completed an initial public offering on the Toronto Stock Exchange of 6,600,000 shares of common stock (including shares issued pursuant to the underwriters' overallotment option), raising gross proceeds of approximately $37,500,000 for itself, $18,800,000 for Orbital and $5,600,000 for other selling shareholders. Orbital made payments in July to reduce its primary credit facility by $8,000,000 with the proceeds from Orbital's sale of MDA shares. Also, as a result of the public offering, Orbital's ownership interest in MDA has declined to approximately 54%.

We are expanding our offices and satellite-related engineering, manufacturing and operations facilities adjacent to our Northern Virginia corporate headquarters in order to consolidate certain operational facilities and office space and provide for future growth. Two buildings and our new high bay have been completed with the remaining construction expected to continue into 2001. To finance the majority of this expansion, we have negotiated a built-to-suit agreement with a developer for the office expansion.




ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar and Japanese yen. At June 30, 2000, the majority of the company's long-term debt consisted of its $100,000,000 5% convertible subordinated notes, due 2002. The fair market value of these convertible securities fluctuates with the company's stock price, and was $68,000,000 at June 30, 2000.

PART II



OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

            In July 2000, the company reached an agreement to settle the outstanding consolidated class-action lawsuit filed on May 28, 1999 in the U.S. District Court for the Eastern District of Virginia against the company, an officer and an officer/director alleging violations of the federal securities laws, on behalf of purchasers of the company's stock and call options during the period from April 21, 1998 through February 16, 1999. The settlement agreement provides for the plaintiffs to receive a cash payment of $11,000,000 million to be made by the company's insurance carrierand warrants to be issued by the company having an aggregate value of $11,500,000 that are exercisable into the company's common stock at a ten percent discount to the market price at the time the settlement is approved by the court. The company expects final documentation and court approval to occur before year end.

            In addition, the company and its subsidiaries are parties to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings would have a material adverse effect on our results of operations or financial positions.


ITEM 2.     CHANGES IN SECURITIES

            Not applicable.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES


            Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

            (a) The annual meeting of stockholders of the Company was held on June 1, 2000.

            (b)    Not applicable.

            (c) (i) Election of four directors, each serving for a three-year term ending in 2003:

                  Douglas S. Luke
                  Votes:            For :  32,318,773
                                    Withheld: 768,786

                  Harrison H. Schmitt
                  Votes:            For:  32,361,378
                                    Withheld: 726,182

                  James R. Thompson
                  Votes:            For:  32,460,065
                                    Withheld: 627,494

                  Scott L. Webster
                  Votes:            For:  32,474,320
                                    Withheld: 613,240


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

                                    ORBITAL SCIENCES CORPORATION


DATED:  August 11, 2000             By:      /s/ David W. Thompson
                                       --------------------------------------
                                          David W. Thompson
                                                Chief Executive Officer


DATED: August 11, 2000              By:   /s/ Hollis M. Thompson
                                       --------------------------------------
                                          Hollis M. Thompson
                                          Vice President, Corporate Controller
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX


The following exhibit is filed as part of this report.



Exhibit No.        Description


10.1 Amendment No. 9, dated as of May 31, 2000, to the Third Amended and Restated Credit and Reimbursement
                   Agreement, dated as of December 21, 1998 among the company and Morgan Guaranty Trust Company of New York, as Administrative Agent. (transmitted herewith)

10.2 Amendment No. 10, dated as of June 7, 2000, to the Third Amended and Restated Credit and Reimbursement Agreement, dated as of December 21, 1998 among the company and Morgan Guaranty Trust Company of New York, as Administrative Agent. (transmitted herewith).

10.3 Amendment No. 11, dated as of July 31, 2000, to the Third Amended and Restated Credit and Reimbursement Agreement, dated as of December 21, 1998 among the company and Morgan Guaranty Trust Company of New York, as Administrative Agent. (transmitted herewith).

10.4 Bank Agreement between MacDonald, Dettwiler and Associates Ltd. and Royal Bank of Canada dated April 20, 2000. (transmitted herewith).

10.5 Revised MacDonald Dettwiler and Associates Ltd. 1999 Stock Option and Incentive Plan. (transmitted herewith).

27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934) (transmitted herewith).