Form 10-Q
period 2000-09-30
ORBITAL SCIENCES CORP /DE/
filed 2000-11-14
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                               SEPTEMBER 30, 2000


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287
                         ------------------------------



                         DELAWARE                                                                   06-1209561
------------------------------------------------------------                     -------------------------------------------------
                 (State of Incorporation)                                                  (IRS Identification number)

                 21700 ATLANTIC BOULEVARD
                  DULLES, VIRGINIA 20166                                                          (703) 406-5000
------------------------------------------------------------                     -------------------------------------------------
         (Address of principal executive offices)                                               (Telephone number)



The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of November 2, 2000, 37,547,457 shares of the registrant's common stock were outstanding.

PART 1
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                                                2000                    1999
                                                                                          ------------------     ------------------
                                                                                             (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $    42,942            $    74,524
   Restricted cash and short-term investments, at market                                        35,458                 34,630
   Receivables, net                                                                            184,278                295,315
   Inventories, net                                                                             70,708                 54,483
   Deferred income taxes and other current assets                                               24,554                 17,187
                                                                                          ------------------     ------------------
   TOTAL CURRENT ASSETS                                                                        357,940                476,139

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $138,845 and $122,129, respectively                                     157,421                137,622

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                                       37,244                141,273

GOODWILL, less accumulated amortization of $53,714 and $42,515, respectively                   307,624                278,309

DEFERRED INCOME TAXES AND OTHER ASSETS                                                          48,727                 59,569

                                                                                          ------------------     ------------------
   TOTAL ASSETS                                                                            $   908,956             $1,092,912
                                                                                          ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                      $   126,014            $   131,073
   Accounts payable                                                                            136,306                 83,566
   Accrued expenses                                                                             96,064                138,613
   Due to joint venture partner                                                                     --                 28,418
   Deferred revenues                                                                           119,124                133,499
                                                                                          ------------------     ------------------
   TOTAL CURRENT LIABILITIES                                                                   477,508                515,169

LONG-TERM OBLIGATIONS, net of current portion                                                  241,375                239,672

  OTHER LIABILITIES                                                                             12,774                 16,208
                                                                                          ------------------     ------------------
   TOTAL LIABILITIES                                                                           731,657                771,049

MINORITY INTERESTS IN NET ASSETS OF CONSOLIDATED SUBSIDIARIES                                   46,073                 15,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized,
     none outstanding                                                                               --                     --
   Common Stock, par value $.01; 80,000,000 shares authorized, 37,524,497 and
    37,400,814 shares outstanding, respectively                                                    375                    374
   Additional paid-in capital                                                                  514,259                497,923
   Accumulated other comprehensive loss                                                         (7,086)                (5,159)
   Accumulated deficit                                                                        (376,322)              (186,346)
                                                                                          ------------------     ------------------
   TOTAL STOCKHOLDERS' EQUITY                                                                  131,226                306,792

                                                                                          ------------------     ------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   908,956            $ 1,092,912
                                                                                          ==================     ==================


See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 FOR THE THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                             --------------------------------------
                                                                                   2000                 1999
                                                                             -----------------    -----------------

REVENUES                                                                       $  208,052           $  228,994
Costs of goods sold                                                               185,323              184,478
                                                                             -----------------    -----------------
GROSS PROFIT                                                                       22,729               44,516

Research and development expenses                                                   8,080               10,675
Selling, general and administrative expenses                                       36,169               31,753
Amortization of goodwill                                                            4,174                3,861
Provision for doubtful ORBCOMM accounts                                            54,948                   --
                                                                             -----------------    -----------------
INCOME (LOSS) FROM OPERATIONS                                                     (80,642)              (1,773)

Net investment income (expense)                                                   (10,358)              (6,697)
Equity in earnings (losses) of affiliates                                         (51,438)             (30,896)
Minority interests                                                                  1,531                2,082
Gain on sale of subsidiary stock                                                   30,724                   --
                                                                             -----------------    -----------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                           (110,183)             (37,284)

Provision for income taxes                                                         11,139                2,282

                                                                             -----------------    -----------------
NET LOSS                                                                       $ (121,322)          $  (39,566)
                                                                             =================    =================



NET LOSS PER COMMON AND DILUTIVE SHARE                                         $    (3.23)          $    (1.06)
                                                                             =================    =================

Shares used in computing net loss per common and dilutive share                 37,518,656          37,384,519
                                                                             =================    =================






See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                      --------------------------------------
                                                                                            2000                 1999
                                                                                      -----------------    -----------------

REVENUES                                                                                $  663,068           $  655,649
Costs of goods sold                                                                        554,468              520,829
                                                                                      -----------------    -----------------
GROSS PROFIT                                                                               108,600              134,820

Research and development expenses                                                           24,168               31,375
Selling, general and administrative expenses                                                97,774               89,189
Amortization of goodwill                                                                    11,470                9,960
Provision for doubtful ORBCOMM accounts                                                     54,948                   --
                                                                                      -----------------    -----------------
INCOME (LOSS) FROM OPERATIONS                                                              (79,760)               4,296

Net investment income (expense)                                                            (22,467)             (15,404)
Equity in earnings (losses) of affiliates                                                  (95,861)             (82,618)
Minority interests                                                                           3,088                7,536
Litigation settlement                                                                      (11,500)                  --
Gain of sale of subsidiary stock                                                            30,724                   --
                                                                                      -----------------    -----------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                                    (175,776)             (86,190)

Provision for income taxes                                                                  14,200                5,610

                                                                                      -----------------    -----------------
NET LOSS                                                                                $ (189,976)          $  (91,800)
                                                                                      =================    =================


NET LOSS PER COMMON AND DILUTIVE SHARE                                                  $    (5.07)          $    (2.47)
                                                                                      =================    =================

Shares used in computing net loss per common and dilutive share                         37,445,408           37,240,742
                                                                                      =================    =================






See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                                                         FOR THE NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                  --------------------------------------
                                                                                        2000                 1999
                                                                                  -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                          $(189,976)          $   (91,800)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization expenses                                            37,199                36,330
      Amortization of prepaid financing costs                                            4,500                 1,664
      Equity in losses of affiliates                                                    95,861                82,618
      Minority interests                                                                (3,088)               (7,536)
      Loss on sale of fixed assets and investments                                         995                   992
      Gain on sale of subsidiary stock                                                 (30,724)                   --
      Deferred income tax valuation allowance                                            9,886                    --
      Provision for doubtful ORBCOMM accounts                                           54,948                    --
      Provision for ORBCOMM inventory                                                    2,753                    --
   CHANGES IN ASSETS AND LIABILITIES, NET OF BUSINESSES ACQUIRED:
      (Increase) decrease in current assets                                             44,100               (26,236)
      (Increase) decrease in non-current assets                                         (2,053)                2,165
      Increase (decrease) in current liabilities                                        11,848                45,365
      Increase (decrease) in non-current liabilities                                    (3,434)               (4,415)
                                                                                  -----------------     ----------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                       32,815                39,147
                                                                                  -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                             (30,016)              (36,242)
      Payment for business combinations, net of cash acquired                          (31,400)              (26,374)
      Net proceeds from sale of subsidiary equity                                       54,698                    --
      Purchase of other assets                                                              --               (14,006)
      Purchases of available-for-sale investment securities                            (12,196)               (8,276)
      Sales of available-for-sale investment securities                                 10,969                    --
      Maturities of available-for-sale investment securities                             1,348                    --
      Investments in and advances to affiliates, net                                    (2,025)              (79,074)
                                                                                  -----------------     ----------------
        NET CASH USED IN INVESTING ACTIVITIES                                           (8,622)             (163,972)
                                                                                  -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net short-term borrowings (repayments)                                             1,944                   135
      Principal payments on long-term obligations                                      (71,886)              (90,476)
      Net proceeds from issuances of long-term obligations                              39,418               205,000
      Advances (repayments) from/to joint venture partner                              (28,418)                1,589
      Net proceeds from issuances of common stock                                        1,054                 6,115
                                                                                  -----------------     ----------------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            (57,888)              122,363
                                                                                  -----------------     ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                             2,113                 1,711
                                                                                  -----------------     ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (31,582)                 (751)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          74,524                15,268
                                                                                  -----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  42,942           $    14,517
                                                                                  =================     ================



See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

(1)        BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1999. Orbital's consolidated results of operations include the results of operations of its subsidiaries, including but not limited to MDA Holdings Corporation and MacDonald, Dettwiler and Associates Ltd. ("MDA"), which are separate and distinct entities in all respects. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full year. Orbital Sciences Corporation, together with its subsidiaries, is hereafter referred to as "Orbital" or the "company."

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

The following table presents operating information for the three and nine months ended September 30, 2000 and 1999 and identifiable assets at September 30, 2000 and December 31, 1999 by reportable segment. Intersegment and intersector sales are accounted for based on prices negotiated by the parties. In the second quarter of 2000, certain receivables from ORBCOMM that had in the past been included in launch vehicles and advanced programs, satellites and related space systems, electronics and sensor systems and transportation management systems and satellite access products were reclassified to investment in and advances to ORBCOMM which is reflected in the satellite services sector. In the third quarter of 2000, the company recorded reserves against its investment in and advances to ORBCOMM and wrote down the investment in and advances to ORBCOMM to the estimated realizable value of the related receivables and inventory (see note 7). There were no other significant sales or transfers between segments.

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ----------------------------------- --------------------------------

(In thousands)

                                                             2000             1999             2000            1999
                                                             ----             ----             ----            ----
LAUNCH VEHICLES AND ADVANCED PROGRAMS:
   Revenues                                             $       27,090   $       37,648  $      100,713   $      117,157
   Operating income (loss) (1)                                    (836)           3,125           7,271            6,326
   Identifiable assets (2)                                     109,131          125,157         109,131          125,157
   Capital expenditures                                          1,420            2,165           2,690            8,439
   Depreciation and amortization                                 1,636            1,759           4,795            5,301
SATELLITES AND RELATED SPACE SYSTEMS:
   Revenues                                             $       37,572   $       70,500  $      167,830   $      207,400
   Operating income (loss) (1)                                 (33,344)          (1,753)        (39,571)          16,136
   Identifiable assets (2)                                      43,576           58,153          43,576           58,153
   Capital expenditures                                          2,155              150           6,302            3,626
   Depreciation and amortization                                 1,454            1,296           4,468            4,304
ELECTRONICS AND SENSOR SYSTEMS AND TRANSPORTATION
      MANAGEMENT SYSTEMS:
   Revenues                                             $       46,253   $       34,557  $      124,793   $      107,174
   Operating income (loss) (1)                                  (4,280)             228            (165)            (367)
   Identifiable assets (2)                                     105,021          114,765         105,021          114,765
   Capital expenditures                                            482              550           1,496            2,315
   Depreciation and amortization                                 1,056            1,052           3,194            2,898
SATELLITE GROUND SYSTEMS, SPACE ROBOTICS, MAPPING
      AND LAND INFORMATION SERVICES:
   Revenues                                             $       71,018   $       55,497  $      186,415   $      132,742
   Operating income (loss)                                       3,434            3,818           9,763           11,125
   Equity in earnings (losses) of affiliates                      (108)              --            (313)              --
   Identifiable assets (2)                                     269,859          213,301         269,859          213,301
   Capital expenditures                                          2,038            4,957           6,029            8,212
   Depreciation and amortization                                 4,240            1,902          11,139            4,307
TOTAL SPACE AND GROUND INFRASTRUCTURE SYSTEMS:
   Revenues                                             $      181,933   $      198,202  $      579,751   $      564,473
   Operating income (loss)                                     (35,026)           5,418         (22,702)          33,220
   Equity in earnings (losses) of affiliates                      (108)              --            (313)              --
   Identifiable assets (2)                                     527,587          511,376         527,587          511,376
   Capital expenditures                                          6,095            7,822          16,517           22,592
   Depreciation and amortization                                 8,386            6,009          23,596           16,810
SATELLITE ACCESS PRODUCTS:
   Revenues                                             $       22,448   $       26,524  $       72,805   $       79,471
   Operating income (loss) (1) (3)                              (6,892)          (4,452)        (12,395)         (12,167)
   Identifiable assets (2)                                     105,260           92,939         105,260           92,939
   Capital expenditures                                            291              741           1,368            2,112
   Depreciation and amortization                                 1,601            1,885           4,905            5,769
SATELLITE SERVICES:
   Revenues                                             $        3,671   $        4,268  $       10,512   $       11,705
   Operating income (loss)                                         641             (537)          1,044           (7,115)
   Equity in earnings (losses) of affiliates                   (51,330)         (30,896)        (95,548)         (82,618)
   Identifiable assets (2)                                      52,799          147,072          52,799          147,072
   Capital expenditures                                            327            1,574             931            3,114
   Depreciation and amortization                                   318              320             933              804
CORPORATE AND OTHER:
   Operating income (loss)                              $      (39,365)  $       (2,202) $      (45,707)  $       (9,642)
   Minority interest                                             1,531            2,082           3,088            7,536
   Gain on sale of subsidiary equity                            30,724               --          30,724               --
   Identifiable assets (2)                                     223,310          341,525         223,310          341,525
   Capital expenditures                                          1,894            1,191          11,200            8,424
   Depreciation and amortization                                 2,642            5,682           7,765           12,947

CONSOLIDATED:
   Revenues                                            $      208,052   $      228,994  $      663,068    $     655,649
   Operating income (loss)                                    (80,642)          (1,773)        (79,760)           4,296
   Equity in earnings (losses) of affiliates                  (51,438)         (30,896)        (95,861)         (82,618)
   Minority interest                                            1,531            2,082           3,088            7,536
   Gain on sale of subsidiary equity                           30,724               --          30,724               --
   Identifiable assets (2)                                    908,956        1,092,912         908,956        1,092,912
   Capital expenditures                                         8,607           11,328          30,016           36,242
   Depreciation and amortization                               12,947           13,896          37,199           36,330

(1) The $54,948,000 provision for doubtful ORBCOMM accounts negatively impacted operating income for the three and nine months ended September 30, 2000 as follows (in thousands):

            Launch Vehicles and Advanced Programs                                                            $ 3,730
            Satellites and Related Space Systems                                                              17,940
            Electronics and Sensor Systems and Transportation Management Systems                               2,236
            Satellite Access Products                                                                            214
            Corporate                                                                                         30,828
                                                                                                              ------
            CONSOLIDATED                                                                                     $54,948
                                                                                                             =======

(2)    Identifiable assets are as of September 30, 2000 and December 31, 1999.
(3) A $2,753,000 reserve for ORBCOMM-related inventory increased Satellite Access Products' loss for the three and nine months ended September 30, 2000.


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

In periods of net loss, the assumed conversion of convertible notes and stock options is anti-dilutive. Accordingly, fully diluted per-share losses are the same as basic losses per share disclosed on the accompanying statements of operations. If the company had reported net income, the number of shares used in calculating diluted earnings per share for the three and nine months ended September 30, 2000, would have been 41,115,013 and 41,129,790, respectively, and 41,569,899 and 41,749,105 for the three and nine months ended September 30, 1999, respectively.

(6)        COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and associated differences are as follows:



                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
(In thousands)                                           2000              1999               2000               1999
                                                         ----              ----               ----               ----
Differences between net loss, as
    reported, and comprehensive loss:
Net loss, as reported                              $    (121,322)    $    (39,566)      $    (189,976)     $     (91,800)
Translation adjustments                                   (2,059)             (59)             (3,308)             1,106
Unrealized gains on investments                            1,784               --               1,381                 --
                                                   -------------     -------------      -------------      -------------
     Comprehensive loss                            $    (121,597)    $    (39,625)      $    (191,903)     $     (90,694)
                                                   ==============    ==============     ==============     ==============

Accumulated differences between net loss,
   as reported, and comprehensive loss:
Beginning of period                                $      (6,811)    $     (5,984)      $      (5,159)     $      (7,149)
Translation adjustments                                   (2,059)             (59)             (3,308)             1,106
Unrealized gains on investments                            1,784               --               1,381                 --
                                                   -------------     -------------      -------------      -------------
     End of period                                 $      (7,086)    $     (6,043)      $      (7,086)     $      (6,043)
                                                   ==============    ==============     ==============     ==============

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

In January 2000, Orbital entered into an agreement (the "Omnibus Agreement") with ORBCOMM, Teleglobe, OCC, and Teleglobe Mobile pursuant to which:
- Teleglobe Mobile became ORBCOMM's sole general partner and majority owner, with an interest of approximately 68% as of September 30, 2000;
- OCC remained as a limited partner of ORBCOMM, with a minority ownership interest of approximately 32% as of September 30, 2000; and
- Orbital received a payment plan from ORBCOMM to settle deferred invoice amounts.

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

           Decrease in accounts receivable and other current assets                              $     (742)
           Decrease in accounts payable and other accrued liabilities                                   414
           Decrease in amounts due to affiliates                                                     17,992
           Increase in non controlling interest in net assets of consolidated subsidiary             (8,656)
                                                                                                 ----------
                      Net                                                                        $    9,008
                                                                                                 ==========

Through December 31, 1999, the company had deferred invoicing ORBCOMM for approximately $91,000,000. Additionally, approximately $33,000,000 (including interest) of these amounts was advanced against the invoiced amounts by an affiliate of Teleglobe to Orbital. As part of the Omnibus Agreement, Orbital, Teleglobe and ORBCOMM agreed, among other things, to settle the deferred invoicing and related cash advances. In January 2000, using funds contributed for this purpose by Teleglobe, ORBCOMM paid the company approximately $33,000,000 in cash, which was then used by the company to repay the advances from Teleglobe. In addition, in March 2000, Orbital converted approximately $33,000,000 of its deferred invoices into partnership interests of ORBCOMM. Also, in January 2000, the company converted $2,962,000 of invoices due to Orbital from ORBCOMM pursuant to an administrative services agreement into an equity contribution to ORBCOMM. Finally, of the remaining $25,000,000 owed to Orbital, ORBCOMM, using funds contributed for this purpose by Teleglobe, paid one-third of the balance in the first quarter of 2000.

During the second quarter of 2000, ORBCOMM failed to meet payment obligations to Orbital under the ORBCOMM system procurement agreement. Accordingly, effective June 2000, the company ceased recognizing revenue on the ORBCOMM system procurement agreements.

In September 2000, ORBCOMM and its subsidiaries commenced a reorganization proceeding under Chapter 11 of the U.S. Federal Bankruptcy Code and are currently operating as debtors-in-possession under that Chapter. ORBCOMM is in default on its $170,000,000 Senior Notes (the "Notes"). Teleglobe Mobile and OCC are guarantors of the Notes. OCC's guarantee is non-recourse to Orbital. In August 2000, Teleglobe Inc. ("Teleglobe"), ORBCOMM's general partner, informed ORBCOMM that they would discontinue any further equity funding to ORBCOMM, but agreed to provide ORBCOMM with $17,000,000 in additional cash, through pre-bankruptcy secured financing and/or debtor-in-possession financing. ORBCOMM has indicated that these funds should support operations through the end of 2000. ORBCOMM is in the process of seeking additional equity investors, seeking to sell certain assets and seeking to restructure the Notes. There can be no assurances that additional equity will be available, that an asset sale will be completed, or that the Notes will be restructured on a timely basis or at all. Consequently, Orbital recorded non-cash charges totaling $107,268,000 in the third quarter of 2000 to fully reserve the $50,576,000 investment in ORBCOMM balance at June 30, 2000, and to write down $54,948,000 of ORBCOMM-related receivables and $2,753,000 of ORBCOMM-related inventory, less minority interest of $1,009,000, to their estimated realizable values. The estimated realizable value of all remaining ORBCOMM receivables and inventory of $12,801,000 at September 30, 2000 has been classified as investments in and advances to ORBCOMM. Although management believes that these reserves are sufficient to cover the company's current exposure, such reserves do not include any additional charges that might result should any litigation related to ORBCOMM arise.

(8)        INVESTMENTS IN AND ADVANCES TO ORBIMAGE

During the second quarter of 2000, Orbital agreed to advance in January 2001, $20,000,000 to ORBIMAGE from amounts previously paid by ORBIMAGE under its procurement agreement with Orbital, provided, however, that such obligation is terminated if Orbital successfully brokers a renegotiation of ORBIMAGE's license agreement for RadarSat-2 satellite distribution rights with MDA, to, among other things, eliminate ORBIMAGE's future RadarSat-2 payments to MDA. A preliminary agreement between ORBIMAGE and MDA has been reached. There can be no assurance, however, that the final terms of such agreement will satisfy all the conditions necessary to relieve Orbital of its obligations with respect to the advance.

Equity in earnings (losses) of affiliates includes Orbital's 100% share of ORBIMAGE's losses, including preferred stock dividends, totaling $8,054,000, through June 30, 2000. During the second quarter of 2000, Orbital's investment balance was reduced to zero, and Orbital suspended recognition of additional equity losses at that time. Additionally, Orbital did not recognize losses in the third quarter of 2000, and will not recognize additional equity losses in future periods from its investment in ORBIMAGE absent a future change in Orbital's funding obligations. Presently the company has no intention to provide further equity funding to ORBIMAGE. Had the company continued to recognize equity accounting losses for ORBIMAGE, additional losses of $7,606,000 and $12,423,000 would have been recorded for the three and nine month periods ended September 30, 2000. Orbital's share of future income from ORBIMAGE, if any, will not be recognized until such income exceeds previously unrecognized losses.

ORBIMAGE management currently estimates that ORBIMAGE has sufficient resources to meet its capital and operating requirements through January 2001. ORBIMAGE is seeking additional capital from third parties as well as its existing shareholders. There can be no assurance that such capital will be available on a timely basis or at all. As a result of ORBIMAGE's current financial condition, Orbital ceased recognizing revenues on the ORBIMAGE system procurement contract during the third quarter of 2000. Should ORBIMAGE be unsuccessful in its efforts to raise additional capital, approximately $6,300,000 of Orbital's inventory related to ORBIMAGE could be impaired.

(9)        BUSINESS COMBINATIONS

In April 2000, MDA acquired certain of the assets and liabilities of the DataQuick Products division of Acxiom Corporation for approximately $56,000,000. MDA paid $31,400,000 of the purchase price in cash at closing, with the remaining amount paid in October 2000. MDA accounted for the acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net tangible assets and identifiable intangible assets by approximately $43,400,000, which is being amortized on a straight-line basis over twenty years.

(10)       GAIN ON SALE OF SUBSIDIARY STOCK

In July 2000, MDA completed an initial public offering on the Toronto Stock Exchange of 6,600,000 shares of common stock (including shares issued pursuant to the underwriters' overallotment option), raising gross proceeds of approximately $37,500,000 for itself, $18,800,000 for Orbital and $5,600,000 for other selling shareholders. The company recorded a $30,724,000 gain on the sale of such stock in the third quarter 2000. Orbital made payments in July to reduce its primary credit facility by $8,000,000 with the proceeds raised from the MDA public offering. As a result of the public offering, Orbital's ownership interest in MDA was approximately 52% at September 30, 2000.

(11)       DEBT OBLIGATIONS

Orbital's primary credit facility provided for total borrowings from an international syndicate of banks of up to $157,000,000, all of which was drawn and outstanding as of September 30, 2000, at a weighted average interest rate of 10.5%. These borrowings are collateralized by accounts receivable, intellectual property and certain other assets, including the stock of the company's wholly owned subsidiaries, which include MDA Holdings Corporation, the holder of all shares of MDA that we beneficially own. The facility prohibits the payment of cash dividends, contains certain covenants with respect to our working capital levels, fixed charges ratio, leverage ratio and net worth, and expires in December 2002.

The bank group requires that the company pay down the outstanding balance of the credit facility with 55% of the net cash proceeds received from any equity offering, asset sale or debt issuance by us or our domestic wholly owned subsidiaries. As a result, the company paid down $8,000,000 with proceeds from the sale of MDA shares in the third quarter of 2000. In October 2000, the company paid down $46,000,000 with proceeds from the sale of the Fairchild Defense electronics division (see Note 16). These payments satisfied a requirement to reduce the total balance of the facility to $125,000,000 by December 31, 2000. The outstanding balance of the credit facility was $111,000,000 as of November 1, 2000. Orbital has until July 1, 2001 to reduce the outstanding balance of the credit facility to $85,000,000. Orbital now has the ability to borrow up to $4,000,000 under the credit facility. Orbital amended this facility several times this year to waive noncompliance with certain financial covenants and to amend other covenants, including net worth, leverage (including senior leverage), fixed charges, capital expenditures and subsidiary debt. The company is in compliance with these amended covenants.

The company's 12% note payable restricts the payment of cash dividends and contains certain covenants with respect to fixed charges ratio, leverage ratio and tangible net worth, and includes certain cross-default provisions. In June 2000, the company agreed that if it were to prepay the remaining principal amount of $6,666,000, which matures June 2001, on or prior to October 31, 2000, the interest rate on the balance of the note would be adjusted retroactively to 13% for the period June 1 through August 31, 2000 and to 14% from September 1, 2000 until it is repaid. The company did not prepay the note in October.

MDA has a credit facility with a syndicate of six banks that provides for total availability to MDA and its subsidiaries of approximately $126,000,000, of which approximately $37,256,000 was outstanding as of September 30, 2000, and includes certain operational and financial covenants including certain restrictions on the payment of dividends. The amount available includes a program-specific letter of credit facility of $33,178,000. MDA's credit facility is non-recourse to Orbital.

(12)       COMMITMENTS AND CONTINGENCIES

In July 2000, the company reached an agreement to settle the outstanding consolidated class-action lawsuit filed on May 28, 1999 in the U.S. District Court for the Eastern District of Virginia against the company, a former officer and an officer/director alleging violations of federal securities laws, on behalf of purchasers of the company's stock and call options during the period from April 27, 1997 through October 29, 1999. The settlement agreement provides for the plaintiffs to receive a cash payment of $11,000,000 to be made by the company's insurance carrier, and warrants to be issued by the company having an aggregate fair value of $11,500,000 that are exercisable for the company's common stock at a ten percent discount to the market price at the time the settlement is approved by the court. Consequently, an expense and liability of $11,500,000 were recorded in the second quarter of 2000. A hearing on the final settlement documentation is scheduled for mid-December and the company anticipates that final court approval could occur before year-end 2000.

In the first quarter of 2000, PT Media Citra Indostar, an Indonesian company ("PT-MCI"), commenced arbitration seeking a refund of $163,000,000 PT-MCI asserts it paid in connection with a communications satellite constructed by CTA INCORPORATED ("CTA") under a contract that was assigned to Orbital in connection with its 1997 acquisition of CTA. PT-MCI's allegations include fraud and multiple breaches of contract. The company's claims against PT-MCI for unpaid invoices in the approximate amount of $14,000,000 are also part of the arbitration proceedings. Orbital believes that PT-MCI's allegations are without merit and intends to vigorously defend against such allegations. In addition, under the terms of the CTA acquisition, Orbital believes it is entitled to indemnification from CTA for all or a part of any damages arising from the PT-MCI litigation and that CTA retains liability for certain fraud claims being made by PT-MCI. There can be no assurances, however, that CTA will meet its indemnification obligations. The eventual outcome of the foregoing matter is uncertain and could have a material adverse impact on the company's results of operations and financial condition.

The company is currently arbitrating a claim by Thomas van der Heyden alleging that Orbital is in actual or anticipatory breach of obligations allegedly imposed on Orbital in a decision in a previous arbitration proceeding brought by Mr. van der Heyden against CTA. Mr. van der Heyden claims that he is entitled to a sum exceeding $30,000,000 from Orbital, as successor-in-interest to CTA. The company believes that the allegations in these proceedings are without merit and intends to vigorously defend against such allegations. In addition, under the terms of the CTA acquisition, Orbital believes that it is entitled to indemnification from CTA for all or a part of any damages arising from this litigation. There can be no assurances, however, that CTA will meet its indemnification obligations. The eventual outcome of the foregoing matter is uncertain and could have a material adverse impact on the company's results of operations and financial condition.

In July 1999, a class action complaint was filed on behalf of a class comprised of purchasers and lessees of a high precision GPS product manufactured by Magellan (as a successor to Ashtech Inc.) against Sokkia Corporation and certain of its affiliates, Magellan and others. In October 2000, the case was dismissed pursuant to a summary judgment motion.

In August 2000, the company was notified by a customer of its intent to terminate a transportation management systems contract alleging default on the part of the company. During the third quarter of 2000, the company recorded a $4,000,000 accrual to cover management's estimate of Orbital's liability related to this matter, in addition to approximately $3,500,000 of reserves for related receivables and contract cost increases. Any potential insurance recovery has not been considered in recording such accruals.

In addition, the company and its subsidiaries are parties to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on our results of operations or financial position.

(13)       INCOME TAXES

Due to the pretax losses for the first nine months of 2000, the company determined that a full valuation allowance should be recorded against the deferred tax asset. Accordingly, the tax provision for the third quarter of 2000 included an expense of $9,886,000 to fully reserve the company's U. S. deferred tax assets.

(14)       RISKS AND UNCERTAINTIES

Orbital's growth has required substantial capital to fund investments in and advances to affiliates, business acquisitions, expanding working capital needs, new business initiatives, research and development and capital expenditures. Orbital's liquidity has been, and continues to be, constrained because the company has been unable to access capital markets due to uncertainty surrounding the restatement of its financial results and the company and its affiliates' financial prospects. During 2000, the company has funded capital requirements for operations through cash from operations combined with cash on hand and the proceeds from the disposition of certain of our MDA shares and the Fairchild Defense electronics division. The company anticipates that in 2001 cash flow from operations will be insufficient to cover capital requirements, operating requirements and debt service, including the company's obligation to reduce the outstanding balance of the company's primary credit facility as described in Note 11. To meet the company's capital and operating requirements, management's plans include additional sales of certain assets, the possibility of raising additional equity and/or debt capital, restructuring business operations and refinancing the company's credit facility. Management expects that such plans will generate sufficient additional liquidity to satisfy the company's required obligations; however, no assurance can be given that the company will be successful in achieving such plans.


(15)       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFAS No. 133 to (i) expand the scope of the "normal sales and normal purchases" exception;
(ii) introduce the benchmark interest rate that may be hedged; (iii) permit a recognized foreign currency denominated asset to be hedged; and (iv) allow certain intercompany derivatives that are offset net to be designated as hedging instruments. The company does not anticipate that SFAS No. 138 will have a material impact on its financial statements.

In December 1999, the Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. While management is continuing to make further assessments, the company does not anticipate that the adoption of SAB 101 will have a material impact on its financial statements.

(16)      SUBSEQUENT EVENTS

On October 30, 2000, the company sold its Fairchild Defense electronics business to a U.S. subsidiary of Smiths Industries plc for approximately $100,000,000 in cash, subject to a working capital adjustment that will be finalized in early 2001. The company expects to record a gain in the range of $40,000,000 - $45,000,000 in the fourth quarter of 2000 as a result of this sale. Fairchild had revenues of $21,937,000 and $55,069,000 for the three and nine months ended September 30, 2000. The proceeds of the sale were used to reduce Orbital's overall debt by approximately $61,000,000, of which $46,000,000 reduced outstanding amounts under the company's primary credit facility. The company intends to use the remaining amount for general corporate purposes.

On November 3, 2000, MDA acquired all the assets of Atlantic Technologies, LLC, a Huntsville, Alabama-based supplier of land information products. The aggregate purchase price was $14,500,000, with approximately $8,500,000 paid in cash and up to approximately $6,000,000 in MDA shares to be issued over three years.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

With the exception of historical information, certain statements included in this discussion relating to capital requirements, growth, liquidity, new business, operational performance, schedules, sources and uses of funds, backlog, financing plans, and the performance of our affiliates, Orbital Imaging Corporation ("ORBIMAGE") and ORBCOMM Global L.P. ("ORBCOMM"), are forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or investments to differ materially from any future results, performance, achievements, or investments expressed or implied by such forward-looking statements. Such factors include: general and economic business conditions, launch results, product performance, governmental or regulatory changes, risks associated with government contracts, the introduction of products and services by competitors, risks associated with acquired businesses, availability of required capital for Orbital and its affiliates, the financial condition of major customers, market acceptance of products and technologies, risks associated with long-term contracts and licensing agreements with commercial and government customers, lack of control over certain subsidiaries and affiliates, the effects of pending or possible litigation or government investigations and other factors more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook: Issues and Uncertainties" included in our Annual Report on Form 10-K for the year ended December 31, 1999. We assume no obligation to update any such forward-looking statements.

Our products and services are grouped into three business sectors: space and ground infrastructure systems, satellite access products and satellite services. The space and ground infrastructure systems sector consists of several reportable segments, including launch vehicles and advanced programs, satellites and related space systems, electronics and sensor systems and transportation management systems, and satellite ground systems, space robotics, mapping and land information services. Our satellite access products sector consists of satellite-based navigation, positioning and communications products. Satellite services include the following services conducted by our affiliates, ORBCOMM, ORBIMAGE and, for 1999, CCI International NV ("CCI"), and our subsidiaries Radarsat International Inc. ("RSI") and Orbital Navigation Corporation, which holds our 60% interest in Navigation Solutions LLC ("NavSol"): satellite-based two-way mobile data communications services, remote imaging services, satellite-based automotive information services and satellite-based voice communications services. We do not control the operational or financial affairs of ORBCOMM, ORBIMAGE and CCI and consequently their financial results are not consolidated with our results.

RECENT DEVELOPMENTS

On October 30, 2000, the company sold its Fairchild Defense electronics business to a U.S. subsidiary of Smiths Industries plc for approximately $100,000,000 in cash, subject to a working capital adjustment that will be finalized in early 2001. The price was determined based on a bidding process. The assets sold included property, plant, equipment, inventory, contracts and intellectual property. The company expects to record a gain in the range of $40,000,000 - $45,000,000 in the fourth quarter of 2000 as a result of this sale. Fairchild had revenues of $21,937,000 and $55,069,000 for the three and nine months ended September 30, 2000, respectively. The proceeds of the sale were used to reduce Orbital's overall debt by approximately $61,000,000, including $46,000,000 to reduce outstanding amounts under the company's primary credit facility. We intend to use the remaining amount for general corporate purposes.

On November 3, 2000, MDA acquired all the assets of Atlantic Technologies, LLC ("ATI"), a Huntsville, Alabama-based supplier of land information products. The aggregate purchase price was $14,500,000, with approximately $8,500,000 paid in cash and up to approximately $6,000,000 in MDA shares to be issued over three years.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

In September 2000, ORBCOMM and its subsidiaries commenced a reorganization proceeding under Chapter 11 of the U.S. Federal Bankruptcy Code and are currently operating as debtors-in-possession under that Chapter. ORBCOMM is in default on its $170,000,000 Senior Notes (the "Notes"). Teleglobe Mobile and OCC are guarantors of the Notes. OCC's guarantee is non-recourse to us in August 2000, Teleglobe Inc. ("Teleglobe"), ORBCOMM's general partner, informed ORBCOMM that they would discontinue any further equity funding to ORBCOMM, but agreed to provide ORBCOMM with $17,000,000 in additional cash, through pre-bankruptcy secured financing and/or debtor-in-possession financing. ORBCOMM has indicated that these funds should support operations through the end of 2000. ORBCOMM is in the process of seeking additional equity investors, seeking to sell certain assets and seeking to restructure the Notes. There can be no assurances that additional equity will be available, that an asset sale will be completed, or that the Notes will be restructured on a timely basis or at all. Consequently, we recorded non-cash charges totaling $107,268,000 in the third quarter of 2000 to fully reserve the $50,576,000 investment in ORBCOMM balance at June 30, 2000, and to write down $54,948,000 of ORBCOMM-related receivables and $2,753,000 of ORBCOMM-related inventory, less minority interest of $1,009,000, to their estimated realizable value. The estimated realizable value of all remaining ORBCOMM receivables and inventory of $12,801,000 at September 30, 2000 has been classified as investments in and advances to ORBCOMM. Although management believes that these reserves are sufficient to cover the company's current exposure, such reserves do not include any additional charges that might result should any litigation related to ORBCOMM arise.

During the second quarter of 2000, ORBCOMM failed to meet its payment obligations to us under the ORBCOMM system procurement agreement. Accordingly, effective June 2000, the company ceased recognizing revenue on the ORBCOMM system procurement agreements. The suspension of ORBCOMM-related space systems work had a significant adverse impact on revenues, gross profit and operating income for the three and nine months ended September 30, 2000 as described below.

ORBIMAGE management currently estimates that ORBIMAGE has sufficient resources to meet its capital and operating requirements through January 2001. ORBIMAGE is seeking additional capital from third parties as well as its existing shareholders. There can be no assurance that such capital will be available on a timely basis or at all. As a result of ORBIMAGE's current financial condition, Orbital ceased recognizing revenues on the ORBIMAGE system procurement contract during the third quarter of 2000. While our revenues were adversely impacted, gross profit and operating income were not affected since this contract had been in a loss position and losses had previously been accrued.

REVENUES. Our consolidated revenues for the three-month periods ended September 30, 2000 and 1999 were $208,052,000 and $228,994,000, respectively. Our consolidated revenues for the nine-month periods ended September 30, 2000 and 1999 were $663,068,000 and $655,649,000, respectively. Revenues for the three months ended September 30, 2000 and 1999 include sales to non-controlled and unconsolidated affiliates of $8,015,000 and $21,257,000, respectively. Revenues for the nine months ended September 30, 2000 and 1999 include sales to non-controlled and unconsolidated affiliates of $48,139,000 and $84,127,000, respectively.

Space and Ground Infrastructure Systems. Revenues from our space and ground infrastructure product lines were as follows:

                                                                         Three Months                      Nine Months
                                                                            Ended                             Ended
                                                                        September 30,                     September 30,
                                                             ----------------------------------   ------------------------------
(In thousands)                                                       2000              1999           2000              1999
--------------                                                       ----              ----           ----              ----

Launch Vehicles and Advanced Programs (1)                            $27,090          $ 37,648       $100,713        $117,157
Satellites and Related Space Systems (2)                              37,572            70,500        167,830         207,400
Electronics and Sensor Systems and Transportation Management
   Systems (3)                                                        46,253            34,557        124,793         107,174
Satellite Ground Systems, Space Robotics, Mapping and Land
   Information Services (4)                                           71,018            55,497        186,415         132,742
                                                                    --------          --------       --------      ----------
TOTAL SPACE AND GROUND INFRASTRUCTURE SYSTEMS                       $181,933          $198,202       $579,751        $564,473
                                                                    ========          ========       ========      ==========

(1) The decrease in revenues from launch vehicles and advanced programs in 2000 as compared to last year is primarily attributable to suspending work under contracts with ORBCOMM and the deferral of revenues associated with certain other customer-requested launch schedule delays. In addition, launch vehicle revenues in 2000 declined as a result of suspending ORBIMAGE revenue recognition in the third quarter of 2000.

(2) The decrease in revenues from satellites and related space systems in 2000 as compared to last year is largely due to suspending revenue recognition under the ORBCOMM and ORBIMAGE procurement contracts. Additionally, the cost estimates to complete certain contracts increased during the third quarter of 2000 resulting in a reduction in the percentage of completion and the corresponding revenue recognizable on these contracts.

(3) The increase in electronics and sensor systems and transportation management systems revenues in 2000 as compared to 1999 is primarily attributable to growth in transportation management systems revenues under existing and new contracts. Revenues from this sector as a whole will decrease significantly beginning in the fourth quarter of 2000 as a result of the sale of the Fairchild Defense electronics business in October 2000.

(4) The revenue growth in satellite ground systems, space robotics, mapping and land information services in 2000 as compared to 1999 is primarily attributable to the acquisitions of the DataQuick Products division of Acxiom Corporation ("DataQuick") in April 2000, the space robotics division of Spar Aerospace Ltd. in May 1999 and the BC Online license in May 1999, in addition to orders received in late 1999 for several satellite ground systems and system upgrades.

Satellite Access Products. Revenues from sales of satellite-based navigation, positioning and communications products in the third quarter of 2000 were $22,448,000 as compared to $26,524,000 for the third quarter of 1999. Revenues for the nine months ended September 30, 2000 were $72,805,000 as compared to $79,471,000 for the same period last year. The decrease in sector revenues is attributable to reduced sales of high-precision industrial navigation and positioning products due to increased competition in the market. In addition, revenues in the consumer products sector decreased because our Magellan subsidiary discontinued several products in the third quarter of 2000, and successor products were unavailable for shipment until the fourth quarter.

Satellite Services. Revenues from satellite services declined to $3,671,000 in the third quarter of 2000 as compared to $4,268,000 in the third quarter of 1999. Revenues for the nine months ended September 30, 2000 were $10,512,000 as compared to $11,705,000 for the same period last year. Revenues in 2000 and 1999 include those generated by our consolidated subsidiary, RSI. In 1999, sector revenues also included ORBCOMM's domestic operation, ORBCOMM USA, L.P. ("ORBCOMM USA"), which we consolidated in 1999. Effective January 1, 2000, ORBCOMM USA was merged into ORBCOMM and we no longer consolidate ORBCOMM USA's results of operations.

GROSS PROFIT/COSTS OF GOODS SOLD. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and under various development and production contracts. Gross profit depends on a number of factors, including the mix of contract types and costs incurred thereon in relation to estimated costs. Our consolidated gross profit for the third quarter of 2000 was $22,729,000 (11% of revenues) as compared to $44,516,000 (19% of revenues) for the third quarter of 1999. Our gross margins for the nine months ended September 30, 2000 were $108,600,000 (16% of revenues) as compared to $134,820,000 (21% of revenues) for the nine months ended September 30, 1999.

Space and Ground Infrastructure Systems. Gross profit from our space and ground infrastructure systems totaled $20,685,000 (11% of sector revenues) and $34,628,000 (17% of sector revenues) for the quarters ended September 30, 2000 and 1999, respectively. Gross profit totaled

$86,254,000 (15% of sector revenues) and $105,209,000 (19% of sector revenues) for the nine months ended September 30, 2000 and 1999, respectively.

Gross profit and margins for our space and ground infrastructure product lines were as follows:


                                                                                        Three Months Ended
                                                                                           September 30,
                                                              -----------------------------------------------------------------
   (In thousands)                                                             2000                           1999
   --------------                                                             ----                           ----

                                                                      Gross           % of          Gross            % of
                                                                     Profit          Revenue        Profit          Revenue
                                                                     ------          --------       ------          --------
Launch Vehicles and Advanced Programs (1)                            $ 8,047           30%          $ 9,038           24%
Satellites and Related Space Systems (2)                              (9,835)         (26)%           4,244            6%
Electronics and Sensor Systems and Transportation Management
   Systems (3)                                                         9,167           20%            9,350           27%
Satellite Ground Systems, Space Robotics, Mapping and Land
   Information Services (4)                                           13,306           19%           11,996           22%
                                                                     -------           ---          -------           ---
TOTAL SPACE AND GROUND INFRASTRUCTURE SYSTEMS                        $20,685           11%          $34,628           17%
                                                                     =======           ===          =======           ===


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                              ----------------------------------------------------------------
   (In thousands)                                                             2000                          1999
   --------------                                                             ----                          ----

                                                                      Gross           % of         Gross            % of
                                                                     Profit          Revenue       Profit          Revenue
                                                                     ------          --------      ------          --------
Launch Vehicles and Advanced Programs (1)                            $25,787           26%         $ 20,061          17%
Satellites and Related Space Systems (2)                              (5,366)          (3)%          29,201          14%
Electronics and Sensor Systems and Transportation Management
   Systems (3)                                                        27,951           22%           28,014          26%
Satellite Ground Systems, Space Robotics, Mapping and Land
   Information Services (4)                                           37,882           20%           27,933          21%
                                                                     -------           ---         --------          ---
TOTAL SPACE AND GROUND INFRASTRUCTURE SYSTEMS                        $86,254           15%         $105,209          19%
                                                                     =======           ===         ========          ===

(1) The improved gross margin for launch vehicles and advanced programs in 2000 is primarily due to completing work in 1999 on certain less profitable space and suborbital launch vehicle contracts.

(2) The negative gross margin for satellites and related space systems in 2000 is primarily due to the suspension of work on profitable ORBCOMM contracts, and cost growth and schedule delays on several satellite construction programs. Also, certain of these programs contain a significant amount of lower margin, external subcontract effort, as well as substantial non-recurring engineering costs incurred in developing these products to meet a range of specific customer requirements.

(3) The decrease in gross margins in 2000 for electronics and sensor systems and transportation management systems is due to an increase in lower margin, subcontract work and to lower margins on certain international defense contracts and cost growth on certain transportation management systems contracts. In addition, we accrued costs related to the termination of a transportation management systems contract in the third quarter of 2000.

(4) The decrease in gross margins for satellite ground systems, space robotics, mapping and land information services in the third quarter of 2000 is primarily due to lower margins on land information products and changes in the mix of products sold.

Satellite Access Products. Gross profit for our satellite access products sector was $4,822,000 and $22,905,000 for the three and nine months ended September 30, 2000, respectively, as compared to $8,012,000 and $26,032,000 for the three and nine months ended September 30, 1999, respectively. Gross margins for satellite access products decreased to 21% of revenues for the third quarter of 2000 as compared to 30% for the third quarter of 1999. Gross margins decreased to 31% for the nine months ended September 30, 2000 as compared to 33% for the comparable period of 1999. The decrease in satellite access products' gross margins for the three and nine months ended September 30, 2000 is primarily due to the write down of $2,753,000 inventory in the third quarter of 2000 as a result of ORBCOMM's Chapter 11 filing.

Satellite Services. Our satellite services sector had gross profit of $1,271,000 during the third quarter of 2000, which reflects a decrease from $1,876,000 of gross profit for the third quarter of 1999 due to industry pricing reductions. Gross profit for this sector was $3,490,000 for the nine months ended September 30, 2000 as compared to $3,578,000 for the nine months ended September 30, 1999. Substantially all of the positive gross profit in this sector is generated by RSI.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses represent self-funded product development activities, and exclude direct customer-funded development. Research and development expenses during the three months ended September 30, 2000 and 1999 were $8,080,000 (4% of revenues) and $10,675,000 (5%
of revenues), respectively. Research and development expenses during the nine month periods ended September 30, 2000 and 1999 were $24,168,000 (4% of revenues) and $31,375,000 (5% of revenues), respectively. Research and development expenses relate primarily to the development of new or improved satellite access products, improved launch vehicles and new satellite and robotics systems.

PROVISION FOR DOUBTFUL ORBCOMM ACCOUNTS. As previously noted, as a result of ORBCOMM's Chapter 11 filing, we recorded charges totaling $107,268,000 in the third quarter of 2000. Included in the total charges were reserves of $54,948,000 to write down ORBCOMM receivables to their net realizable value.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of our finance, legal, administrative and general management functions. Selling, general and administrative expenses for the three months ended September 30, 2000 and 1999 were $36,169,000 (17% of revenues) and $31,753,000 (14% of revenues), respectively. Selling, general and administrative expenses for the nine months ended September 30, 2000 and 1999 were $97,774,000 (15% of revenues) and $89,189,000 (14% of revenues), respectively. The increase in such expenses for the third quarter of 2000 as compared to the third quarter of 1999 was primarily related to a $4,000,000 accrual for a claim related to a transportation management systems contract. The increase for the nine months ended September 30, 2000 as compared to the same period last year was also attributable to the acquisitions of DataQuick and Spar Aerospace and higher corporate general and administrative expenses.

INCOME (LOSS) FROM OPERATIONS. Losses from operations for the three months ended September 30, 2000 and 1999 were $80,642,000 and $1,773,000, respectively. The loss from operations for the nine months ended September 30, 2000 was $79,760,000 which compares to income from operations of $4,296,000 for the same period in 1999. Charges totaling $57,701,000 related to the ORBCOMM write-off recorded in the third quarter of 2000 represent the most significant portion of the decline in the operating income. Also, the other primary factor contributing to the increase in the operating loss for the third quarter 2000 as compared to the comparable period in 1999 were the decreases in revenues due to the suspension of ORBCOMM-related space systems production work and cost growth and schedule delays on several satellite construction programs.

NET INVESTMENT INCOME (EXPENSE). Interest expense, net of investment income and net of interest capitalized, increased to $10,358,000 from $6,697,000 for the three months ended September 30, 2000 and 1999, respectively, and to $22,467,000 from $15,404,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in net interest expense is a result of higher average borrowings and higher rates in 2000 as well as decreases in investment income as a result of lower investment balances in 2000. Interest capitalized totaled $326,000 and $687,000 in the third quarter of 2000 and 1999, respectively, and $1,452,000 and $2,283,000 for the nine months ended September 30, 2000 and 1999, respectively. Investment income was $600,000 and $1,238,000 for the three months ended September 30, 2000 and 1999, respectively, and $3,712,000 and $3,052,000 for the nine months ended September 30, 2000 and 1999, respectively. Investment income includes interest earnings on short-term investments and realized gains and losses on investments.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES. Equity in losses of affiliates for the three months ended September 30, 2000 and 1999 were $51,438,000 and $30,896,000, respectively, and $95,861,000 and $82,618,000 for the nine months ended September 30, 2000 and 1999, respectively. These amounts primarily represent (i) a $50,576,000 write down of our investment in ORBCOMM in the third quarter of 2000, (ii) elimination of proportionate profits or losses on sales of infrastructure products to ORBCOMM and ORBIMAGE, (iii) our proportionate share of ORBCOMM, ORBIMAGE and NavSol current period earnings and losses, and (iv) preferred dividends and beneficial conversion rights to other investors in ORBIMAGE prior to June 2000.

Equity in earnings (losses) of affiliates includes Orbital's 100% share of ORBIMAGE's losses, including preferred stock dividends, totaling $8,054,000, through June 30, 2000. During the second quarter of 2000, Orbital's investment balance was reduced to zero, and Orbital suspended recognition of additional equity losses at that time. Additionally, Orbital did not recognize losses in the third quarter of 2000, and will not recognize additional equity losses in future periods from its investment in ORBIMAGE absent a future change in Orbital's funding obligations. Presently the company has no intention to provide further equity funding to ORBIMAGE. Had the company continued to recognize equity accounting losses for ORBIMAGE, additional losses of

$7,606,000 and $12,423,000 would have been recorded for the three and nine month periods ended September 30, 2000, respectively. Orbital's share of future income from ORBIMAGE, if any, will not be recognized until such income exceeds previously unrecognized losses.

ORBIMAGE management currently estimates that ORBIMAGE has sufficient resources to meet its capital and operating requirements through January 2001. ORBIMAGE is seeking additional capital from third parties as well as its existing shareholders, however, there can be no assurance that such capital will be available on a timely basis or at all.

Our proportionate share of ORBCOMM's losses declined beginning the first quarter of 2000 due to a reduction in our ownership interest in ORBCOMM from 50% in 1999 to approximately 34%, 33% and 32% in the first, second and third quarters, respectively, of 2000. In the second quarter of 2000, ORBCOMM recorded a provision to write down inventory. Our pro rata share of this write down was $3,335,000.

MINORITY INTERESTS. Minority interests in losses of consolidated subsidiaries for the three months ended September 30, 2000 and 1999 were $1,531,000 and $2,082,000, respectively, and $3,088,000 and $7,536,000 for the nine months ended September 30, 2000 and 1999, respectively. These amounts primarily represent minority stockholders' proportionate share of Magellan's losses and MDA's earnings for the three and nine months ended September 30, 2000. For the three and nine months ended September 30, 1999, these amounts were primarily minority stockholders' proportionate share of Magellan's and ORBCOMM USA's losses.

LITIGATION SETTLEMENT. A litigation settlement loss of $11,500,000 was recorded in the second quarter of 2000 as a result of a settlement agreement reached in July 2000 related to the consolidated shareholder class action lawsuit. The settlement provides for the plaintiffs to receive a cash payment of $11,000,000 to be made by our insurance carrier and warrants issued by us having an aggregate fair value of $11,500,000.

GAIN ON SALE OF SUBSIDIARY STOCK. In July 2000, MDA completed an initial public offering on the Toronto Stock Exchange of 6,600,000 shares of common stock (including shares issued pursuant to the underwriters' overallotment option), raising gross proceeds of approximately $37,500,000 for itself, $18,800,000 for Orbital and $5,600,000 for other selling shareholders. We recorded a $30,724,000 gain on the sale of such stock in the third quarter 2000.

PROVISION FOR INCOME TAXES. We recorded an income tax provision of $11,139,000 and $2,282,000 for the three month periods ended September 30, 2000 and 1999, respectively, and $14,200,000 and $5,610,000 for the nine month periods ended September 30, 2000 and 1999, respectively. The provision in the three and nine month periods ended September 30, 2000 included an expense of $9,886,000 to fully reserve our U. S. deferred tax assets. Due to the pretax losses for the first nine months of 2000, it was determined that a full valuation allowance should be recorded against the deferred tax asset. The remaining provision in 2000 and the provision in 1999 was due to foreign taxes attributable to our Canadian operations. Our interim income tax provision is based on an estimate of our full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

NET LOSS. Our consolidated net loss for the three months ended September 30, 2000 and 1999 was $121,322,000 and $39,566,000, respectively, and $189,976,000 and $91,800,000 for the nine months ended September 30, 2000 and 1999, respectively.

ENTERPRISE REVENUE. Enterprise revenue was $222,676,000 and $239,888,000 for the three months ended September 30, 2000 and 1999, respectively, and $699,769,000 and $689,163,000 for the nine months ended September 30, 2000 and 1999, respectively. Enterprise revenue consists of Orbital's consolidated revenues and 100% of the revenues of Orbital's unconsolidated affiliates, NavSol, ORBCOMM and ORBIMAGE.

EBITDA. The following table sets forth earnings before interest, taxes, depreciation, amortization, and equity in earnings (losses) of affiliates ("EBITDA") on a consolidated basis and for our business sectors.

                                                                      Three Months Ended
                                                                         September 30,
                                            ------------------------------------------------------------------------
   (In thousands)                                            2000 (1)                              1999
   --------------                                            ----                                  ----

Space and Ground Infrastructure Systems                     $(63,750)                             $11,700
Satellite Access Products                                     (3,373)                               1,651
Satellite Services                                               958                                  852
                                                           ---------                              -------
CONSOLIDATED                                                $(66,165)                             $14,203
                                                           ==========                             =======


(1)    Includes the ORBCOMM write-off in the third quarter of 2000.


EBITDA is provided because it is a measure often used in the industry. EBITDA should not be considered as an alternative to operating or net income (as determined in accordance with generally accepted accounting principles), as indicative of performance, as an alternative to cash flow from operations (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity.

BACKLOG. Orbital's contract backlog is primarily attributable to its space and ground infrastructure business. Our firm backlog at September 30, 2000, was $1,338,000,000. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded. Total backlog was $4,498,000,000 at September 30, 2000. Total backlog includes firm backlog in addition to unexercised options, undefinitized orders, certain outstanding bids, indefinite quantity contracts, and the projected revenue stream related to an exclusive government license. In addition to the ordinary course fluctuations in backlog due to revenue recognition and changes and cancellations of orders, firm backlog decreased from the second quarter of 2000 primarily as a result of the ORBCOMM writeoff, the reclassification of certain e-commerce backlog into option backlog and certain other adjustments. Firm and total backlog at September 30, 2000 included approximately

$125,000,000 and $140,000,000, respectively, attributable to the Fairchild Defense unit that was sold in October 2000. Firm and total backlog at September 30, 2000 does not give effect to new orders received since that date or the termination for convenience of an approximately $260,000,000 contract that occurred after the end of the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our growth has required substantial capital to fund investments in and advances to affiliates, business acquisitions, expanding working capital needs, new business initiatives, research and development and capital expenditures. Our liquidity has been, and continues to be, constrained because we have been unable to access capital markets due to uncertainty surrounding the restatement of our financial results and our and our affiliates' financial prospects. During 2000, we have funded our capital requirements for operations through cash from operations combined with cash on hand and the proceeds from the disposition of certain of our MDA shares and the Fairchild Defense electronics division. We anticipate that in 2001 cash flow from operations will be insufficient to cover our capital requirements, operating requirements and debt service, including our obligation to reduce the outstanding balance of our primary credit facility as described below. To meet our capital and operating requirements, management's plans include additional sales of certain assets, the possibility of raising additional equity and/or debt capital, restructuring business operations and refinancing our credit facility. Management expects that such plans will generate sufficient additional liquidity to satisfy our required obligations; however, no assurance can be given that we will be successful in achieving such plans.

Cash and investments were $78,400,000 and total debt obligations were $367,389,000 at September 30, 2000. Orbital's outstanding debt at September 30, 2000 included our $100,000,000 convertible 5% subordinated notes due in 2002, advances under several credit facilities, including our $157,000,000 primary credit facility and MDA's $126,000,000 facility that is non-recourse to us, secured and unsecured notes, and asset-based financings. Cash and investments at September 30, 2000 included approximately $17,410,000 restricted to support bank covenants and outstanding letters of credit. Our current ratio was 75% at September 30, 2000 as compared to 92% at December 31, 1999. Our ratio of total debt less cash and investments to total debt plus total stockholders' equity was approximately 58% at September 30, 2000 as compared to 38% at December 31, 1999.

Our primary credit facility provided for total borrowings from an international syndicate of banks of up to $157,000,000, all of which was drawn and outstanding as of September 30, 2000, at a weighted average interest rate of 10.5%. These borrowings are collateralized by accounts receivable, intellectual property and certain other assets, including the stock of our wholly owned subsidiaries, which includes MDA Holdings Corporation, the holder of all shares of MDA that we beneficially own. The facility prohibits the payment of cash dividends, contains certain covenants with respect to our working capital levels, fixed charges ratio, leverage ratio and net worth, and expires in December 2002.

Our bank group requires us to pay down the outstanding balance of our credit facility with 55% of the net cash proceeds that we receive from any equity offering, asset sale or debt issuance by us or our domestic wholly owned subsidiaries. As a result, we paid down $8,000,000 with proceeds from the sale of our MDA shares in the third quarter. In October, we paid down $46,000,000 with proceeds from the sale of our Fairchild Defense electronics division. These payments satisfied a requirement to reduce the total balance of the facility to $125,000,000 by December 31, 2000, and the outstanding balance of the credit facility was $111,000,000 as of November 1, 2000. We have until July 1, 2001 to reduce the outstanding balance of the credit facility to $85,000,000. We now have the ability to borrow up to $4,000,000 under the credit facility. We amended this facility several times this year to waive noncompliance with certain financial covenants and to amend other covenants, including net worth, leverage (including senior leverage), fixed charges, capital expenditures, and subsidiary debt. Our most recent amendment in November 2000 permitted MDA's acquisition of ATI and adjusted financial ratios to take into account the effect of our non-cash charges related to ORBCOMM.

In June 2000, we made a scheduled payment of principal on the 12% note payable reducing the outstanding balance from $13,333,000 to approximately $6,666,000. At that time, we agreed that if we did not prepay the remaining principal amount, which matures June 2001, on or prior to October 31, 2000, the interest rate on the balance of the note would be retroactively increased to 13% for the period June 1 through August 31, 2000 and to 14% from September 1, 2000 until it is repaid. We did not prepay the balance in October 2000, and our waiver of noncompliance of covenants under that note expires on December 31, 2000. Rather than extend or renegotiate the waiver, the noteholder may require us to prepay the note at that time.

In October 2000, we sold our Fairchild Defense electronics business unit for approximately $100,000,000. In addition to paying down $46,000,000 on our primary credit facility as described above, we also repaid approximately $15,000,000 of debt that had been secured by assets of the Fairchild Defense unit. The balance will be used to fund general operations.

We invested approximately $30,016,000 in capital expenditures for various satellites, launch vehicle and other infrastructure production, manufacturing and test equipment, buildings and leasehold improvements and office equipment in the nine months ended September 30, 2000. Our operations provided net cash of $32,815,000 during the nine months ended September 30, 2000.

During the second quarter of 2000, we agreed to advance in January 2001, $20,000,000 to ORBIMAGE from amounts previously paid by ORBIMAGE under its procurement agreement with us, provided, however, that such obligation is terminated if Orbital successfully brokers a renegotiation of ORBIMAGE's license agreement for RadarSat-2 satellite distribution rights with the company's MDA subsidiary to, among other things, eliminate ORBIMAGE's future Radarsat-2 payments to MDA. A preliminary agreement between ORBIMAGE and MDA has been reached. There can be no assurances, however, that the final terms of such agreement will satisfy all the conditions necessary to relieve us of our obligations with respect to the advance.

 ORBIMAGE management currently estimates that ORBIMAGE has sufficient resources to meet its capital and operating requirements through January 2001. ORBIMAGE is seeking additional capital from third parties as well as its existing shareholders. There can be no assurance that such capital will be available on a timely basis or at all. As a result of ORBIMAGE's current financial condition, Orbital ceased recognizing revenues on the ORBIMAGE system procurement contract during the third quarter of 2000.

In July 2000, MDA completed an initial public offering on the Toronto Stock Exchange of 6,600,000 shares of common stock (including shares issued pursuant to the underwriters' overallotment option), raising gross proceeds of approximately $37,500,000 for itself, $18,800,000 for us and $5,600,000 for other selling shareholders. Also, as a result of the public offering, our ownership interest in MDA has declined to approximately 52%. MDA has a credit facility with a syndicate of six banks, which is non-recourse to us. The facility provides for total availability of approximately $126,000,000 (of which approximately $37,256,000 was outstanding at September 30, 2000) and includes certain operational and financial covenants including certain restrictions on the payment of dividends. The total available amount includes a program-specific letter of credit facility of $33,178,000.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar and Japanese yen. At September 30, 2000, the majority of the company's long-term debt consisted of its $100,000,000 5% convertible subordinated notes, due 2002. The fair market value of these convertible securities fluctuates with the company's stock price, and was $57,000,000 at September 30, 2000.

PART II



OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

              In July 1999, a class action complaint was filed on behalf of a class comprised of purchasers and lessees of a high precision GPS product manufactured by Magellan (as a successor to Ashtech Inc.) against Sokkia Corporation and certain of its affiliates, Magellan and others in the Circuit Court of Henry County, Alabama. The complaint alleged breach of contract and warranty claims and seeks unspecified compensatory and punitive damages. In October 2000, the case was dismissed pursuant to a summary judgment motion.

              In addition, the company and its subsidiaries are parties to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings would have a material adverse effect on our results of operations or financial positions.


ITEM 2.       CHANGES IN SECURITIES

              Not applicable.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              In August 2000, ORBCOMM Global L.P. ("ORBCOMM") defaulted on its $170,000,000 14% senior notes due 2004. Orbital Communications Corporation, a wholly owned subsidiary of Orbital, is a guarantor on the senior notes. The guarantee is non-recourse to Orbital. In September 2000, ORBCOMM commenced a reorganization proceeding under Chapter 11 of the U.S. Federal Bankruptcy Code.

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


                                          ORBITAL SCIENCES CORPORATION


DATED:  November  14, 2000                By:   /s/ David W. Thompson
                                             -----------------------------------
                                             David W. Thompson
                                             Chief Executive Officer


DATED:  November 14, 2000                 By:   /s/ Garrett E. Pierce
                                             -----------------------------------
                                             Garrett E. Pierce
                                             Executive Vice President, Chief
                                             Financial Officer

                                  EXHIBIT INDEX


The following exhibit is filed as part of this report.


Exhibit No.             Description
-----------             -----------
2                       Asset Sale and Purchase Agreement dated as of September
                        26, 2000 by and between Orbital Sciences Corporation,
                        Sijag Acquisitions, Inc., a subsidiary of Smiths
                        Industries Aerospace & Defense Systems Inc. and Smiths
                        Industries Aerospace & Defense Systems Inc. (transmitted
                        herewith).

10.1                    Amendment No. 12 dated as of November 1, 2000 to Third
                        Amended and Restated Credit and Reimbursement Agreement by and between Orbital Sciences Corporation and Morgan
                        Guaranty Trust Company of New York (transmitted herewith).

10.2 Severance Agreement dated as of August 2, 2000 by and between Orbital Sciences Corporation and Jeffrey V.
                        Pirone (transmitted herewith).

10.3                    Executive Employment Agreement dated as of August 9,
                        2000 by and between Orbital Sciences Corporation and Garrett E. Pierce (transmitted herewith).

10.4 Executive Employment Change of Control Agreement dated as of August 9, 2000 by and between Orbital Sciences
                        Corporation and Garrett E. Pierce (transmitted herewith).

10.5 Performance Share Agreement dated as of August 9, 2000 by and between Orbital Sciences Corporation and Garrett
                        E. Pierce (transmitted herewith).

27 Financial Data Schedule (such schedule is furnished for the information of the Securities and Exchange
                        Commission and is not to be deemed "filed" as part of the Form 10-Q, or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934)
                        (transmitted herewith).