Form 10-K
period 2000-12-31
ORBITAL SCIENCES CORP /DE/
filed 2001-04-16
CIK 820736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                ANNUAL REPORT ON

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 1-14279

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price as reported on the New York Stock Exchange on April 10, 2001 was approximately $120,411,788.

     As of April 10, 2001, 37,746,634 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement dated April 16, 2001 are incorporated by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                     PAGE
----                                                                     ----
           PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   11
Item 3.    Legal Proceedings...........................................   11
Item 4.    Submission of Matters to a Vote of Security Holders.........   11
Item 4A    Executive Officers of the Registrant........................   12
           PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   14
Item 6.    Selected Financial Data.....................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   16
Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   24
Item 8.    Financial Statements and Supplementary Data.................   25
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   58
           PART III
Item 10.   Directors and Executive Officers of the Registrant..........   59
Item 11.   Executive Compensation......................................   59
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   59
Item 13.   Certain Relationships and Related Transactions..............   59
           PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   60

                            ------------------------

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital is a trademark of Orbital Sciences Corporation; OrbView and ORBIMAGE are registered service marks of Orbital Imaging Corporation; and ORBCOMM is a registered service mark of ORBCOMM Global L.P.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Orbital Sciences Corporation, together with its subsidiaries ("Orbital" or the "company"), is a leading space technology systems company that designs, manufactures, operates and markets a broad range of space-related products and services. Our products and services include:

     - launch vehicles and advanced programs,

     - satellites and related space systems,

     - electronics and sensor systems, and

     - space robotics, satellite ground systems, and mapping and land information products and services.

     Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of Space Systems Corporation and Orbital Research Partners, L.P. Since inception, it has been our strategy to develop and grow a core integrated business of space systems technologies and products, starting with the design and manufacturing of lightweight rockets, small satellites and other inexpensive space systems intended to capitalize on the commercial development of space. A major part of this strategy has centered on market-expanding innovations that we have pioneered, including the world's first privately-developed space launch vehicle, the first commercial orbit transfer vehicle, the first operational low-Earth orbit commercial communications network and the first hand-held satellite navigation and communications devices.

     During 2000, we adopted a strategy intended to focus on our core space technology businesses, primarily involving our satellites, launch vehicles and related space systems. Part of this strategy involves the sale of certain non-core assets. In October 2000, we sold our Fairchild Defense electronics business unit ("Fairchild") for approximately $100 million. In July 2000, our Canadian subsidiary, MacDonald, Dettwiler and Associates Ltd. ("MDA"), completed an initial public offering on the Toronto Stock Exchange, raising gross proceeds for itself of approximately $37,500,000 and $18,800,000 for Orbital. On April 12, 2001, our wholly owned subsidiary, MDA Holdings Corporation ("MDA Holdings"), which holds our shares in MDA, entered into an agreement with a group of Canadian institutional and private equity investors to sell 12,350,000 MDA shares at approximately $9.00 per share. The agreement is subject to customary closing conditions, including the receipt of regulatory approvals, and the parties expect to close the sale by mid-May 2001. Certain of the purchasers also have an option to acquire MDA Holdings' remaining 5,650,000 shares of MDA by May 31, 2001.

     We recently adopted a formal plan to dispose of our subsidiary, Magellan Corporation ("Magellan"), which designs, produces, distributes, sells and licenses Global Positioning System ("GPS")-based satellite access products, and our investment in Navigation Solutions LLC ("NavSol"), a joint venture engaged in satellite-aided automotive guidance and related value-added information services. We are continuing to explore the disposition of other non-core assets.

     We also have developed and funded several space-based services businesses, primarily through the following joint ventures:

     - Orbital Imaging Corporation ("ORBIMAGE"), which develops and operates commercial remote imaging satellites, and

     - ORBCOMM Global L.P. ("ORBCOMM"), which operates a low-Earth orbit satellite communications system designed to serve the global market for two-way data communications.

     ORBCOMM and ORBIMAGE have both recently experienced serious financial difficulties. ORBCOMM filed for protection under Chapter 11 of the U.S. Bankruptcy Code in September 2000. On April 12, 2001, ORBCOMM, Teleglobe Holding Corporation ("Teleglobe Holdings"), ORBCOMM's creditors committee, our subsidiary, Orbital Communications Corporation ("OCC"), and we signed a preliminary non-binding term sheet providing for a sale of ORBCOMM's assets to a newly formed consortium called International Licensees, LLC and for a comprehensive liquidating plan of reorganization for

ORBCOMM. There can be no assurance that the sale will be consummated, and if it is not, we expect that ORBCOMM's Chapter 11 reorganization proceeding would be converted to a Chapter 7 liquidation proceeding.

     In March 2001, ORBIMAGE defaulted on the interest payment obligations under its $225,000,000 11 5/8% Senior Notes due 2005. This debt is non-recourse to us. ORBIMAGE management currently estimates that ORBIMAGE has sufficient resources to meet its capital and operating requirements through May 2001. ORBIMAGE is seeking to restructure the Senior Notes and to obtain additional capital from third parties as well as its existing shareholders. There can be no assurance that such capital will be available on a timely basis or at all.

DESCRIPTION OF ORBITAL'S PRODUCTS AND SERVICES

     Our products and services include launch vehicles and advanced programs, satellites and related space systems, electronics and sensor systems, and space robotics, satellite ground systems, and mapping and land information products and services, and are described more fully below. Our overall business is not seasonal to any significant extent. Customers that accounted for 10% or more of our consolidated 2000 revenues were the National Aeronautics and Space Administration ("NASA"), the U.S. Department of Defense ("DoD") and the Canadian Space Agency.

     LAUNCH VEHICLES AND ADVANCED PROGRAMS. We developed and produce the Pegasus and Taurus space launch vehicles that place small satellites into low-Earth orbit, and in 2000, we completed development of and successfully launched our first Minotaur space launch vehicle. Our Pegasus launch vehicle is launched from beneath our L-1011 carrier aircraft to deploy satellites weighing up to 1,000 pounds into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry payloads weighing up to 3,000 pounds to low-Earth orbit. The ground-launched Minotaur launch vehicle combines Minuteman II rocket motors with our Pegasus technology to launch payloads of up to 1,500 pounds into low-Earth orbit.

     The Pegasus has performed a total of 30 missions, including two successful launches in 2000, one of which represented the first equatorial mission of a small-class commercial space launch vehicle. The Taurus has performed a total of five launches, including one successful mission in 2000 for the U.S. Department of Energy. Pegasus and Taurus customers have included various U.S. and international government and commercial customers. We perform Minotaur missions, including the first two launches in 2000, under a contract with the U.S. Air Force.

     Orbital's space launch technology has also been the basis for several other space and suborbital programs, including supporting efforts to develop technologies that could be applied to reusable launch vehicles, hypersonic aircraft, and missile defense systems.

     We also produce suborbital launch vehicles, which place payloads into a variety of high-altitude trajectories but, unlike space launch vehicles, do not place payloads into orbit around the Earth. Our suborbital launch products include suborbital vehicles and their principal subsystems, payloads carried by such vehicles, and related launch support installations and systems used in their assembly and operation. Customers typically use our suborbital launch vehicles to launch scientific and other payloads and for defense-related applications such as target signature and interceptor experiments. During 2000, the U.S. Navy awarded us a contract for the Supersonic Sea-Skimming Target Missile, which broadens the scope of our target launch vehicle products from ballistic missiles to supersonic, low-altitude, air-breathing cruise missiles. Our primary customers for suborbital launch vehicles include NASA and various branches of the U.S. military. Since 1982, we, including a predecessor company, have performed 106 suborbital missions.

     SATELLITES AND RELATED SPACE SYSTEMS. We design and manufacture small and medium-class satellites to be used in low-Earth orbit and in geosynchronous orbit. Since 1982, we, including two predecessor companies, have built and delivered 88 satellites for various commercial and governmental customers for a wide range of communications, broadcasting, remote imaging, scientific and military missions. In March 2001, the BSAT-2a satellite, based on our smaller geosynchronous orbit satellite platforms and the first of a pair of direct-to-home digital television broadcasting satellites that we are building for Japan's Broadcasting Satellite System Corporation, was successfully launched aboard an Ariane 5 rocket.

     We design and manufacture various other space systems, including satellite command and data handling, attitude control and structural subsystems for a variety of government and commercial customers. In addition, we provide a broad range of spacecraft design and engineering services, including specialized space-related analytical engineering services for U.S. government agencies, including NASA, the Jet Propulsion Laboratory, DoD, the Naval Research Laboratory and the U.S. Department of Energy.

     ELECTRONICS AND SENSOR SYSTEMS. We design, develop and manufacture sophisticated sensors and analytical instruments for space, defense and industrial applications. Our instruments have successfully operated in space measuring ozone concentrations around the world. We also developed and produced an atmospheric monitoring system that was successfully activated in February 2001 aboard the International Space Station. We provide sensors performing similar functions for U.S. and British Navy nuclear submarines, and we are developing sensors for the DoD for use in the detection of chemical and biological weapons. In addition, we manufacture and market sensors that analyze gas properties for commercial customers in the petrochemical, natural gas, chemical, pharmaceutical, steel and other industries.

     Our transportation management systems division develops and produces fleet management systems using satellite-based automatic vehicle location systems that have been used primarily for metropolitan mass transit operators in the U.S. During 2000, we entered the international market with a major transportation management systems contract award in Singapore. Our transportation management systems combine GPS vehicle tracking technology with local area wireless and terrestrial communications to help transit agencies manage public bus and light rail systems. Major customers for our transportation management systems include the metropolitan mass transit authorities in Chicago, Houston, Denver, Oakland, Philadelphia, Baltimore, Washington, DC, Atlanta, Santa Clara and San Mateo (California) and Las Vegas, as well as a number of smaller state and municipal transit systems and vehicle fleets.

     Prior to the sale of Fairchild in October 2000, we developed and manufactured defense electronics products, including advanced avionics and data management systems for aircraft flight operations and ground support applications for U.S. and foreign military customers. We sold this business unit to a U.S. subsidiary of Smiths Industries plc for approximately $100,000,000.

     SPACE ROBOTICS, SATELLITE GROUND SYSTEMS, AND MAPPING AND LAND INFORMATION PRODUCTS AND SERVICES. Our space robotics, satellite ground systems, and mapping and land information products and services segment is conducted through our Vancouver, Canada-based MDA subsidiary. Through MDA Holdings, we owned 18,000,000 common shares, or 52% of MDA, at December 31, 2000, but as discussed above, MDA Holdings recently entered into an agreement to sell our remaining interest in MDA.

     MDA provides mission-critical information systems for space applications, natural resource and land management, automated aeronautical information and air traffic control systems and other command and control systems for military and civilian purposes. MDA has built a majority of the world's non-military imaging satellite ground stations, many of which are designed to receive and process data from major civil and commercial earth observation satellites currently in operation. Under a contract with the Canadian Space Agency, MDA is developing, constructing and will operate the Radarsat-2 high-resolution radar satellite, expected to be launched in 2003. MDA also designs, manufactures, markets and supports robotics systems primarily used on Space Shuttle missions and on the International Space Station. Since its first use in 1981, MDA's principal robotics product, the Shuttle Remote Manipulator System, or Canadarm, has performed successfully on 55 Space Shuttle missions involving satellite deployment and retrieval, Space Station assembly and other tasks.

     Over the last three years, MDA has leveraged its information systems capabilities to become an integrated land information products supplier, providing electronic access to land-related databases to support land purchase and related financing transactions, various other land-related information, and satellite and aircraft-based mapping services. MDA's BC OnLine operation is an advanced, online land information business providing businesses and individuals with access to government database information that is critical for real estate and other transactions. In April 2000, MDA acquired the DataQuick Products division of Acxiom Corporation in order to expand into the U.S. market for real property information used by the real estate, mortgage and title insurance industries. The aggregate purchase price was approximately $56,000,000 paid in cash. In November 2000, MDA acquired all the assets of Atlantic Technologies LLC, a Huntsville, Alabama-based supplier of mapping and data services, for $8,500,000 in cash, and up to $6,000,000 in MDA shares to be issued over three years subject to specified conditions. In July 2000, MDA was selected by the British government's Land Registry and Improvement and Development Agency to provide a sophisticated e-commerce system for electronic delivery of comprehensive land ownership information for England and Wales.

     As previously noted, on April 12, 2001, our wholly owned subsidiary, MDA Holdings, entered into an agreement with a group of Canadian institutional and private equity investors to sell 12,350,000 MDA shares for approximately $9.00 per share. The parties expect this sale to close by mid-May 2001. Certain of the purchasers also have an option to acquire MDA Holdings' remaining MDA shares by May 31, 2001. Upon the closing of the initial sale, our existing agreements with MDA's other major shareholders, which, among other things, granted them a right, under certain circumstances, to exchange their MDA stock for common stock of Orbital pursuant to a specified formula, will terminate.

     SATELLITE SERVICES. We have also participated in satellite-based communications and remote imaging services, primarily through joint ventures that we account for on an equity method basis.

     ORBIMAGE Digital Imagery Services. ORBIMAGE is a provider of global space-based imagery, and currently operates two satellites that collect, process and distribute digital imagery of the Earth's surface, atmosphere and weather conditions. ORBIMAGE's imaging products and services are designed to provide customers with direct access to timely and competitively priced information concerning, among other things, the location and movement of military assets, urban growth, forestry and crop health, land and ocean-based natural resources and weather patterns and wind conditions.

     ORBIMAGE's principal satellite, OrbView-2 (operated under a licensing agreement with us), commenced commercial service in 1997 and is used by ORBIMAGE to deliver high-quality multispectral ocean imagery and land surface imagery to various scientific, government and commercial customers. ORBIMAGE expects to launch its first one-meter high-resolution satellite, OrbView-4, in the summer of 2001, with its second one-meter high resolution satellite, OrbView-3, planned to be launched in the first quarter of 2002. We believe that OrbView-4 will be the world's first satellite with commercially available hyperspectral imaging capability.

     Under a procurement agreement between Orbital and ORBIMAGE, Orbital is producing and launching the OrbView-3 and OrbView-4 satellites, and is constructing the related ground segment on a fixed-price basis. Orbital also provides ORBIMAGE with administrative services and technical support, generally on a cost-reimbursable basis. In addition, MDA is a supplier to ORBIMAGE of ORBIMAGE's regional ground stations. Pursuant to a license agreement, ORBIMAGE also will be MDA's exclusive U.S. distributor of Radarsat-2 data when the Radarsat-2 satellite is launched. ORBIMAGE is currently MDA's U.S. distributor of Radarsat-1 data. In the third quarter of 2000, as a result of ORBIMAGE's financial difficulties discussed below, we ceased recognizing revenues on the ORBIMAGE system procurement contract. We are, however, currently continuing to work under the procurement agreement to complete the production and launch of the satellites.

     We own approximately 100% of ORBIMAGE's outstanding common stock and approximately 54% of the voting interest in ORBIMAGE (after giving effect to the conversion of ORBIMAGE's convertible preferred stock), with the remainder of the voting interests owned primarily by the preferred stockholders. As a result of certain rights granted to the preferred stockholders, including the right to elect certain directors and have such directors participate in significant management decisions, we do not control the operational and financial affairs of ORBIMAGE.

     In March 2001, ORBIMAGE defaulted on its interest payment obligations under its $225,000,000 11 5/8% Senior Notes due 2005. ORBIMAGE management currently estimates that ORBIMAGE has sufficient resources to meet its capital and operating requirements through May 2001. ORBIMAGE is seeking to restructure the Senior Notes and to obtain additional capital from third parties as well as its existing shareholders. We cannot be assured that such capital will be available on a timely basis or at all.

     ORBCOMM Communications Services. The ORBCOMM System consists of a network of 33 small LEO satellites in commercial service and ground segments designed to provide continuous low-cost monitoring, tracking and messaging communications coverage over most of the Earth's surface. ORBCOMM provides commercial data communications service primarily in the monitoring and tracking applications. The system is intended to be a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and data messaging services to a broad range of industrial and commercial customers around the world, enabling customers to collect data from multiple locations, track assets on a global basis and transmit and receive messages outside the coverage area of terrestrial services. It is designed to permit subscribers to use inexpensive communicators to send and receive short messages, high-priority alerts and other information, such as the location and condition of automobiles, trucks, railcars, industrial equipment, shipping vessels and other remote or mobile assets.

     In September 2000, ORBCOMM and its subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. On April 12, 2001, ORBCOMM, Teleglobe Holding Corporation, ORBCOMM's creditors committee, OCC and we signed a preliminary non-binding term sheet providing for a sale of ORBCOMM's assets to a newly formed consortium called International Licensees, LLC and for a comprehensive plan of reorganization for ORBCOMM. Under the liquidating plan of reorganization, we would contribute shares of our common stock having a market value of $6,500,000 (subject to a floor price of $3.75 per share and a ceiling price of $6.50 per share); OCC would transfer its Federal Communications Commission licenses relating to the ORBCOMM System; and we would release claims against ORBCOMM and receive releases from the ORBCOMM estate, including releases of potential preference claims of the ORBCOMM estate, and a release of OCC from the holders of at least a majority in principal amount of ORBCOMM's senior notes. We would also receive a substantial equity interest in the successor ORBCOMM entity. There can be no assurance that the sale and reorganization plan will be consummated, and if it is not, we expect that ORBCOMM's Chapter 11 reorganization proceeding would be converted to a Chapter 7 liquidation proceeding.

DISCONTINUED OPERATIONS

     As a result of our recent adoption of a formal plan to dispose of Magellan and our investment in NavSol, our satellite access products line is now accounted for as discontinued operations.

     Magellan's product line consists of GPS-enabled navigation and positioning products for consumer markets as well as similar products that are used for professional and other high-precision industrial applications. During 2000, Magellan produced approximately 400,000 access product units. Its consumer products are marketed to recreational marine and general aviation customers and outdoor recreation users such as campers, hunters and hikers. Certain of Magellan's satellite guidance devices combine GPS and wireless data communications functions. Magellan has also entered the market for GPS-based car navigation products with its automotive navigation system, which uses satellite signals to provide electronic map guidance to individual motorists.

     Professional and industrial applications include using GPS for precision surveying, guiding aircraft under low-visibility conditions, monitoring movements of the Earth's surface for researchers, and managing natural resources. In addition, some of Magellan's higher-performance products incorporate technology that provides access to both the U.S. GPS satellites and GLONASS, the comparable Russian satellite navigation system, and improves performance and accuracy.

     Through a wholly owned subsidiary, we indirectly hold a 60% interest in NavSol, our satellite-based automotive information services joint venture with The Hertz Corporation. NavSol has installed 40,000 Magellan-supplied satellite-based car navigation systems that form the basis for the Hertz NeverLost rental car service.

     Magellan's financial results are no longer included in our operational results and our equity interest in NavSol is no longer included in our earnings (losses) of affiliates for the year ended December 31, 2000 and prior years. Both operations are now reflected as a component of discontinued operations.

                                     * * *

     Financial information about the company's products and services, domestic and foreign operations and export sales is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the company's consolidated financial statements, and is incorporated herein by reference.

COMPETITION

     Orbital believes that competition for sales of its products and services is based on performance and other technical features, price, reliability, scheduling and customization.

     The primary domestic competition for the Pegasus and Taurus launch vehicles comes from the Athena launch vehicles developed by Lockheed Martin Corporation ("Lockheed Martin"). In addition, the Israeli Shavit vehicle and other potential foreign launch vehicles could also pose competitive challenges to Pegasus. Competition for Taurus could come from various Russian launch vehicles. Competition to Pegasus and Taurus vehicles also exists in the form of partial or secondary payload capacity on larger boosters, including the Ariane, Atlas and Delta launch vehicles. Our primary competitors in the suborbital launch vehicle product line are Lockheed Martin, L-3 Communications and Space Vector Corporation.

     Our satellites and spacecraft subsystems products compete with products produced or provided by government entities and numerous private entities, including TRW Inc., Ball Aerospace and Technology Corporation ("Ball Aerospace"), Lockheed Martin, Boeing Corporation ("Boeing"), Spectrum Astro, Inc., EADS/Astrium, Alenia Aerospazio and Alcatel. Our sensors and instruments face competition from several established manufacturers, including Lockheed Martin, Ball Aerospace and ITT Industries, as well as from NASA, and various universities and research institutes. Our primary competition in transportation management systems is Siemens Corporation. MDA's information products face competition from First American Title Insurance Company, NationsData.com Inc. and Transamerica Intellitech. Major competitors in its information systems product lines include Raytheon Company, Lockheed Martin and Boeing.

     Many of our competitors are larger and have substantially greater resources than we do. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space industry and greater financial resources than Orbital, will seek to produce products or services that compete with our products or services. Any such foreign competitor could benefit from subsidies from or other protective measures by its home country.

RESEARCH AND DEVELOPMENT

     We invest in product-related research and development to conceive and develop new products and services, to enhance existing products and services and to seek customer and, where appropriate, third-party strategic investments in these products and services. Our research and development expenses, excluding direct customer-funded development, were approximately $17,355,000, $25,021,000 and $28,790,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

PATENTS AND TRADEMARKS

     We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage. We hold and have applications pending for various U.S. and foreign patents relating to the Pegasus vehicle, our satellites, and other systems and products. Certain of the trademarks and service marks used in connection with our products and services have been registered with the U.S. Patent and Trademark Office, the Canadian Intellectual Property Office and certain other foreign trademark authorities.

COMPONENTS, RAW MATERIALS AND CARRIER AIRCRAFT

     We purchase a significant percentage of our product components, including rocket propulsion motors, structural assemblies, electronic equipment and computer chips, from third parties. We also occasionally obtain from the U.S. government parts and equipment that are used in the production of our products or in the provision of our services. We have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available, although increased costs and possible delays could be incurred in securing alternative sources of supply. Our ability to launch our Pegasus vehicle depends on the availability of an aircraft with the capability of carrying and launching such space launch vehicle. We own the modified Lockheed L-1011 carrier aircraft that is used for the Pegasus vehicle. In the event that the L-1011 carrier aircraft were to be unavailable, we would experience significant delays, expenses and loss of revenues as a result of having to acquire and modify a new carrier aircraft.

U.S. GOVERNMENT CONTRACTS

     During 2000, 1999 and 1998, approximately 34%, 39% and 46% of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies or the imposition of budgetary constraints could materially adversely affect our financial condition or results of operations.

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

     All our U.S. government contracts and, in general, our subcontracts with the U.S. government's prime contractors provide that such contracts may be terminated for convenience by the U.S. government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production. In the event of a termination for convenience, contractors should be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. From time to time we experience contract suspensions and terminations.

     In March 2001, NASA terminated for convenience our X-34 research and development contract. Although we are seeking to recover from NASA a significant portion of our costs associated with the X-34 program, including costs associated with modifications we made to our L-1011 aircraft to accommodate the X-34, as well as other termination and settlement costs, we cannot be assured that such recovery will occur on a timely basis, if at all.

REGULATION

     Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration.

     There can be no assurance that we will be successful in our efforts to obtain necessary licenses or regulatory approvals. The inability of Orbital to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could have a material adverse effect on the financial condition or results of operations of Orbital.

BACKLOG

     Our firm backlog at December 31, 2000, was approximately $900,000,000. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded. Total backlog was approximately $4,200,000,000 at December 31, 2000. Total backlog includes firm backlog in addition to unexercised options, undefinitized orders, certain outstanding bids, indefinite quantity contracts, and the projected revenue stream related to an exclusive government license. Firm and total backlog at December 31, 2000 does not give effect to new orders received or contract terminations that occurred since that date.

EMPLOYEES

     As of March 1, 2001, Orbital had approximately 4,200 full-time permanent employees. Certain employees of MDA's Ontario-based space robotics division are subject to collective bargaining agreements with the Canadian Auto Workers Union and Spar Professional and Allied Technical Association. None of our other employees are subject to collective bargaining agreements. We believe our employee relations are good.

BUSINESS CONSIDERATIONS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor, in certain circumstances, for certain forward-looking statements made by or on behalf of Orbital. All statements other than those of historical facts included in this Annual Report on Form 10-K, including those related to the company's financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, are forward-looking statements. Such "forward-looking statements" involve unknown risks and uncertainties that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements are and will be based on management's then-current views and assumptions regarding future events and operating performance.

     The following are some of the factors that could cause actual results to differ materially from information contained in our forward-looking statements:

     Our cash flow from operations in 2001 is expected to be insufficient to cover our capital requirements, operating requirements and debt service, and we expect to incur a net loss in 2001 before considering gains or losses from any asset sales. To meet our capital and operating requirements, we are seeking to sell certain non-core assets, such as our interests in MDA, Magellan and NavSol, as discussed above, and to restructure business operations. We believe that the foregoing should facilitate our ability to raise additional capital from outside sources, but there can be no assurance that we will successfully implement this strategy. We need to pay down a significant portion of debt by June 30, 2001 in order to comply with certain covenants under our primary debt facilities. Our inability to raise additional capital during the second quarter of 2001 could have a material adverse effect on our business. Given these uncertainties, and in view of our failure to close the foregoing asset sales by mid-April 2001, our independent auditors have concluded there exists substantial doubt as to our ability to continue as a going concern, and accordingly, have included "going concern" uncertainty paragraph in their report on our December 31, 2000 consolidated financial statements.

     It is customary for commercial and international contracts to require the contractor to post performance bonds or letters of credit pending completion of work, or to provide other assurances with respect to the contractor's financial condition. This is the case with several of our existing contracts. Due to our liquidity constraints, we may be unable to comply with such requirements under existing contracts or pending contract awards; in such circumstances, the customer may be entitled to terminate its contract with us without penalty. In addition, we may be constrained in our ability to bid on contracts with these requirements.

     Government contracting rules typically require a contracting officer to make a determination of financial responsibility prior to awarding a new contract. The U.S. government may also seek assurances that a contractor's financial condition will not impair its continued performance under contracts. Our liquidity constraints and financial condition may impact our ability to win new U.S. government contracts or the government's determination to exercise options under existing contracts.

     The majority of our contracts are long-term contracts. We recognize revenues on long-term contracts using the percentage of completion method of accounting, whereby revenue, and therefore profit, is recognized based on actual costs incurred in relation to total estimated costs to complete the contract or based on specific delivery terms and conditions. Revenue recognition and profitability, if any, from a particular contract may be adversely affected to the extent that original cost estimates, estimated costs to complete or incentive or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded.

     Most of the products we develop and manufacture are technologically advanced and sometimes novel systems that must function under demanding operating conditions and are subject to significant technological change and innovation. We have experienced product failures or other operational problems. In addition to any costs resulting from product warranties or required remedial action, product failures may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries.

     Our financial performance generally, and investments that we make in the development of new technologies for new products or existing product enhancements, depend on several factors including, among other things, the successful and timely funding and implementation of innovative and novel technologies involving complex systems in a cost-effective manner, the establishment and expansion of commercial markets and customer acceptance, competition and such entities' ability to raise necessary capital. If we conclude at any time that our investments are not recoverable, we may be required to write off part or all of such investments. In 2000, we wrote off our investment in ORBCOMM. In 2001, we were required to cease development and production of the X-34 reusable launch vehicle, which we had been developing pursuant to a research and development contract that NASA terminated for convenience.

     In March 2001, ORBIMAGE defaulted on its interest payment obligations under its outstanding public debt. The debt is non-recourse to Orbital. ORBIMAGE management currently estimates that ORBIMAGE has sufficient resources to meet its capital and operating requirements through May 2001. ORBIMAGE is seeking to restructure its outstanding debt and to obtain additional capital from third parties as well as its existing shareholders. There can be no assurance that such capital will be available on a timely basis or at all.

     At December 31, 2000, a significant portion of our total firm contract backlog was attributable to contracts with the U.S. government and its agencies or from subcontracts with prime contractors to the U.S. government. Most of our government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our business. In March 2001, NASA terminated for convenience our X-34 research and development contract. Although we are seeking to recover from NASA a significant portion of our costs associated with such termination for convenience, there can be no assurance that we will be successful in recovering all our costs on a timely basis, if at all.

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

     The creditors committee of ORBCOMM has notified us that they believe ORBCOMM's bankruptcy estate is entitled to recover approximately $57,000,000 in allegedly preferential payments that we received in connection with the sale of satellites and launch services to ORBCOMM during the one-year period preceding ORBCOMM's bankruptcy filing. The creditors committee has also asserted that the ORBCOMM estate is entitled to recover approximately $900,000 in allegedly preferential payments received by MDA. We believe that all such claims are without merit and that we have adequate defenses to all such claims. As previously discussed, the current proposed ORBCOMM liquidating plan of reorganization, if implemented, would include a release of the foregoing claims.

     The costs and other effects of pending or possible litigation or governmental investigations could have an adverse effect on our business and could divert the attention of management from ongoing business matters.

     Orbital (not including MDA) leases approximately 1,500,000 square feet of office, engineering and manufacturing space, which exceeds our current operational needs. We sublease approximately 125,000 square feet to ORBCOMM, and we have an agreement with ORBIMAGE pursuant to which ORBIMAGE is required to reimburse us for use of our facilities. ORBIMAGE is in default on its rent payments, and there can be no assurance that ORBCOMM and ORBIMAGE will be able to pay us their rent on a timely basis, or at all. Our inability to sublease significant portions of our facilities on commercially reasonable terms could have a material adverse impact on our financial condition.

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

ITEM 2.  PROPERTIES

     We lease almost 2,000,000 square feet of office, engineering and manufacturing space in various locations, primarily in the United States and Canada, as summarized in the table below:

BUSINESS UNIT                                              PRINCIPAL LOCATION(S)
-------------                                              ---------------------
Corporate Headquarters.......................  Dulles, Virginia
Launch Systems and Advanced Programs.........  Dulles, Virginia; Chandler, Arizona
Satellite and Related Space Systems..........  Dulles, Virginia; Germantown, Maryland
                                               (currently being consolidated into Dulles
                                               location); Greenbelt, Maryland
Electronics and Sensor Systems...............  Pomona, California; Columbia, Maryland
MDA..........................................  Richmond, British Columbia; Brampton,
                                               Ontario; San Diego, California; Huntsville,
                                               Alabama

We also own a 125,000 square foot state-of-the-art satellite manufacturing facility that houses our satellite manufacturing, assembly and testing activities, in Dulles, Virginia. This facility, and our leasehold interest in our corporate headquarters, have been pledged as collateral under our primary credit facility.

     We believe that our existing facilities are adequate for our requirements.

ITEM 3.  LEGAL PROCEEDINGS

     PT Media Citra Indostar ("MCI") and Orbital are involved in an arbitration proceeding pursuant to which MCI is seeking to recover $163,000,000 in connection with the Indostar satellite constructed by CTA Incorporated ("CTA") under a contract that was assigned to Orbital in connection with our CTA acquisition. In this proceeding, we are also seeking to recover $14,000,000 for amounts still owed to Orbital in connection with the project. The parties are currently engaged in discovery and a hearing on the merits is scheduled to commence in February 2002. In addition, under the terms of the CTA acquisition, we believe we are entitled to indemnification from CTA for all or a part of any damages arising from the MCI litigation and that CTA retains liability for certain fraud claims being made by MCI.

     Orbital is also arbitrating a claim filed by Thomas van der Heyden alleging that Orbital is in actual or anticipatory breach of obligations allegedly imposed on Orbital in a judgment in a previous action brought by Mr. van der Heyden against CTA. Mr. van der Heyden claims that he is entitled to a sum exceeding $30,000,000 from Orbital, as successor-in-interest to CTA. In addition, under the terms of the CTA acquisition, we believe we are entitled to indemnification from CTA for all or a part of any damages arising from the van der Heyden litigation.

     We believe that the allegations in the legal proceedings described above are without merit and intend to vigorously defend against the allegations.

     In March 2001, MDA and certain of its executive officers, as well as the Province of British Columbia and various provincial government officials, were named in a lawsuit brought by Infowest Services Inc. alleging various conspiracies among MDA and others, breach of contract, abuse of government power and other related allegations in connection with the BC Online procurement during 1997 to 1999. The lawsuit seeks over $80,000,000 in damages. MDA believes that these claims are without merit and intends to vigorously defend against the allegations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted to a vote of our security holders during the fourth quarter of 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each of the executive officers of Orbital as of March 1, 2001. All executive officers are elected annually and serve at the discretion of the Board of Directors.

NAME                                                 AGE                     POSITION
----                                                 ---                     --------
David W. Thompson..................................  46     Chairman of the Board and Chief Executive
                                                            Officer
James R. Thompson..................................  64     Director, President and Chief Operating
                                                            Officer, Acting General Manager/Space
                                                            Systems Group
Garrett E. Pierce..................................  56     Director, Executive Vice President and
                                                            Chief Financial Officer
Leslie C. Seeman...................................  48     Executive Vice President, General Counsel
                                                            and Secretary
Ronald J. Grabe....................................  55     Executive Vice President and General
                                                            Manager/ Launch Systems Group
Michael D. Griffin.................................  51     Executive Vice President and Chief
                                                            Technical Officer, and Acting President,
                                                            Magellan
Robert D. Strain...................................  44     Executive Vice President and General
                                                            Manager/ Electronics and Sensor Systems
                                                            Group
Antonio L. Elias...................................  51     Senior Vice President, Advanced Programs
                                                            Group
Daniel E. Friedmann................................  44     President, MDA

     David W. Thompson is a co-founder of Orbital and has been Chairman of the Board and Chief Executive Officer of Orbital since 1982. From 1982 until October 1999, he also served as our President. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory. Mr. Thompson serves as Chairman of the Board of both ORBIMAGE and MDA. Mr. Thompson is a Fellow of the American Institute of Aeronautics and Astronautics, the American Astronautical Society and the Royal Aeronautical Society.

     James R. Thompson (who is not related to David W. Thompson) has been President and Chief Operating Officer since October 1999 and a director of the Company since 1992. From 1993 until October 1999, Mr. Thompson served as Executive Vice President and General Manager/Launch Systems Group. Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to 1993. He was Deputy Administrator of NASA from 1989 to 1991. From 1986 until 1989, Mr. Thompson was Director of NASA's Marshall Space Flight Center. Mr. Thompson was Deputy Director for Technical Operations at Princeton University's Plasma Physics Laboratory from 1983 through 1986. Before that, he had a 20-year career with NASA at the Marshall Space Flight Center. He is a director of MDA, Nichols Research Corp. and SPACEHAB Incorporated.

     Garrett E. Pierce has been Executive Vice President and Chief Financial Officer since August 2000 and a director of the Company since August 2000. From 1996 until July 2000, he was Executive Vice President and Chief Financial Officer of Sensormatic Electronics Corp., where he was also named Chief Administrative Officer in July 1998. From 1993 to 1996, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a leading supplier of microwave, radio frequency, and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was with Materials Research Corporation, a leading provider of thin film equipment and high purity materials to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and Chief Executive Officer. Materials Research Corporation was acquired by Sony Corporation as a whollyowned subsidiary in 1989. From 1972 to 1980, Mr. Pierce held various management positions with AlliedSignal.

     Michael D. Griffin has been Executive Vice President and Chief Technical Officer since 1997, and has served as acting President of Magellan since July 2000. From 1996 to 1997, Dr. Griffin served as Executive Vice President/Space Systems Group. Dr. Griffin joined Orbital in 1995 when he was appointed Senior Vice President and Chief Technical Officer. From 1994 to 1995, he was Senior Vice President for Program Development at Space Industries International. From 1991 to 1994, he served as Chief Engineer of NASA and, from 1989 to 1991, was Deputy Director for Technology at the Strategic Defense Initiative Organization.

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

     Ronald J. Grabe has been Executive Vice President and General Manager/Launch Systems Group since 1999. From 1996 to 1999, he was Senior Vice President and Assistant General Manager of the Launch Systems Group, and Senior Vice President of the Launch Systems Group since 1995. From 1994 to 1995, Mr. Grabe served as Vice President for Business Development in the Launch Systems Group. From 1980 to 1993, Mr. Grabe was a NASA astronaut during which time he flew four Space Shuttle missions and was lead astronaut for development of the International Space Station.

     Robert D. Strain has been Executive Vice President and General Manager/Electronics and Sensor Systems and Transportation Management Systems Group since 1996. From 1994 until 1996, he was Vice President for Finance and Manufacturing at Orbital. Prior to that, he served in a variety of senior-level financial positions with Fairchild Space and Defense Corporation, including Vice President of Finance, Treasurer and Controller.

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

     Daniel E. Friedmann has been President and Chief Executive Officer of MDA since 1995. From 1992 to 1995, he served as Executive Vice President and Chief Operating Officer of MDA. Between 1979 and 1992, he held a variety of positions at MDA, including serving as Vice President of various divisions.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 20, 2001, there were 1,315 Orbital stockholders of record.

     Our common stock began trading on the New York Stock Exchange ("NYSE") on July 10, 1998 under the symbol ORB. Prior to that our common stock was traded on the Nasdaq National Market under the symbol ORBI. The range of high and low sales prices of Orbital common stock from 1998 through 2000, as reported on Nasdaq or the NYSE, as applicable, was as follows:

2000                                                          HIGH      LOW
----                                                          ----      ---
4th Quarter.................................................  $ 9       $ 3 11/16
3rd Quarter.................................................  $15 1/2   $ 7 5/8
2nd Quarter.................................................  $15 5/16  $11
1st Quarter.................................................  $19 1/2   $12 13/16

1999                                                          HIGH      LOW
----                                                          ----      ---
4th Quarter.................................................  $19 1/4   $10 3/5
3rd Quarter.................................................  $26 1/4   $16 1/4
2nd Quarter.................................................  $29 3/4   $19 1/2
1st Quarter.................................................  $45 1/3   $19 1/3

1998                                                          HIGH      LOW
----                                                          ----      ---
4th Quarter.................................................  $44       $19 1/2
3rd Quarter.................................................  $39       $17
2nd Quarter.................................................  $50       $32 1/4
1st Quarter.................................................  $46 1/2   $29

     We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. In addition, we are prohibited from paying cash dividends under our credit facility.

     The transfer agent for our common stock is:

        The First National Bank of Boston
        c/o Equiserve
        P.O. Box 8040
        Boston, MA 02266-8040
        Telephone: (781) 575-3170
        www.equiserve.com

     The trustee for our 5% convertible subordinated notes due 2002 is:

        Deutsche Bank AG, New York Branch
        31 W. 52nd St.
        New York, NY 10019

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The consolidated operating data for the three-year period ended December 31, 2000 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from and should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The consolidated operating data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from our consolidated financial statements not included or incorporated by reference herein. Certain information has been reclassified for the discontinued operations discussed in
Note 2 to the consolidated financial statements.

                                                                    YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2000         1999         1998         1997         1996
                                                 ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
OPERATING DATA:
  Revenues.....................................  $  725,669   $  766,372   $  628,995   $  491,133   $  385,200
  Costs of goods sold..........................     640,531      667,970      475,953      373,524      285,527
                                                 ----------   ----------   ----------   ----------   ----------
  Gross profit.................................      85,138       98,402      153,042      117,609       99,673
  Operating expenses...........................     211,429      141,649      110,691       99,860       83,666
                                                 ----------   ----------   ----------   ----------   ----------
  Income (loss) from operations................    (126,291)     (43,247)      42,351       17,749       16,007
  Equity in earnings (losses) of affiliates....    (121,482)     (97,190)     (76,815)     (25,094)      (7,008)
  Other income, net............................      35,340       46,412        3,312       23,537        1,804
                                                 ----------   ----------   ----------   ----------   ----------
  Income (loss) before provision for income
    taxes, discontinued operations.............    (212,433)     (94,025)     (31,152)      16,192       10,803
  Provision for income taxes...................      15,791       11,104        5,216       12,933        1,831
                                                 ----------   ----------   ----------   ----------   ----------
  Income (loss) before discontinued
    operations.................................    (228,224)    (105,129)     (36,368)       3,259        8,972
  Income (loss) from discontinued operations...     (49,966)     (16,808)     (20,184)     (14,664)         970
                                                 ----------   ----------   ----------   ----------   ----------
  Net income (loss)............................  $ (278,190)  $ (121,937)  $  (56,552)  $  (11,405)  $    9,942
                                                 ==========   ==========   ==========   ==========   ==========
INCOME (LOSS) PER COMMON SHARE(1):
  Income (loss) before discontinued
    operations.................................  $    (6.09)  $    (2.82)  $    (1.02)  $     0.10   $     0.31
                                                 ----------   ----------   ----------   ----------   ----------
  Net income (loss)............................  $    (7.42)  $    (3.27)  $    (1.59)  $    (0.35)  $     0.34
                                                 ----------   ----------   ----------   ----------   ----------
  Shares used in computing per share amounts...  37,467,520   37,281,065   35,624,888   32,283,138   29,137,361
BALANCE SHEET DATA:
  Cash and investments.........................  $   79,655   $  109,058   $   23,064   $    8,918   $   33,441
  Net working capital..........................    (169,233)     (39,031)     (53,053)      53,203       60,275
  Total assets.................................     763,258    1,054,525      855,079      714,576      479,512
  Short-term borrowings........................     137,227      131,066       26,294       29,317       38,969
  Long-term obligations, net...................     165,717      239,664      180,626      198,394       33,076
  Stockholders' equity.........................      44,151      306,792      419,352      313,984      323,795

---------------
(1) Income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods. Income (loss) per common share, assuming dilution, is calculated using the weighted average number of shares and dilutive equivalent shares outstanding during the periods, plus the dilutive effect of an assumed conversion of our convertible subordinated notes. Per share amounts assuming dilution for 1996 through 2000 are the same as the per share amounts shown in this table.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     With the exception of historical information, the matters discussed below under the headings "Recent Developments," "Results of Operations," "Liquidity and Capital Resources" and elsewhere in this Annual Report include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. We wish to caution readers that a number of important factors, including those identified above in "Item 1 -- Business Considerations," may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement.

     We have adopted a strategy intended to focus on our core space technology business units. This strategy includes the disposition of certain non-core assets. Subsequent to December 31, 2000, we adopted a formal plan to dispose of Magellan Corporation ("Magellan"), which designs, produces, distributes, sells and licenses satellite access products, and our investment in Navigation Solutions LLC ("NavSol"), a joint venture engaged in satellite-aided automotive guidance and related value-added information services. Accordingly, Magellan's financial results are no longer included in our operational results and our equity interest in NavSol is no longer included in our earnings (losses) of affiliates for the year ended December 31, 2000 and prior years, but are now reported as "Discontinued Operations." For the year ended December 31, 2000, we recorded a $49,966,000 loss from discontinued operations, including an estimated $33,053,000 loss on the planned disposition of Magellan's and NavSol's net assets.

     We own substantially all the common stock of Orbital Imaging Corporation ("ORBIMAGE"). We exercise significant influence over ORBIMAGE's operational and financial affairs, but we do not control such affairs. We use the equity method of accounting for our ownership interest in ORBIMAGE. We also accounted for our investment in ORBCOMM Global L.P. ("ORBCOMM") using the equity method of accounting through the second quarter of 2000. We held an approximately 32% limited partnership interest in ORBCOMM as of December 31, 2000.

     We recognized 100% of the revenues earned and costs incurred on sales of products and services to ORBCOMM and ORBIMAGE. We eliminated our share of profits from these sales to the extent these entities were capitalizing system construction costs. As a result of the weakened financial condition of ORBCOMM and ORBIMAGE, however, we stopped recognizing revenues on sales to ORBCOMM and ORBIMAGE effective June and July 2000, respectively.

     In September 2000, ORBCOMM and its subsidiaries commenced a reorganization proceeding under Chapter 11 of the U.S. Federal Bankruptcy Code. Accordingly, we recorded non-cash charges totaling $113,123,000 in 2000 to fully write off our investment in ORBCOMM and to write down ORBCOMM-related receivables and related inventories. Although management believes at this time that these write-offs are sufficient to cover our current exposure, such reserves do not include any additional charges to Orbital that might result should any disputes, litigation or unforeseen contingencies related to ORBCOMM arise.

RECENT DEVELOPMENTS

X-34 Program

     Since 1996, we have been developing, constructing and testing several X-34 reusable rocketplanes under a contract with the National Aeronautics and Space Administration ("NASA"). NASA terminated this contract for convenience in March 2001. We determined that our estimated future cash flows from X-34 related plant, property and equipment would not be sufficient to recover the recorded cost. Accordingly, we recorded an asset impairment charge of $15,911,000 in the fourth quarter of 2000 to write down X-34 related property, plant and equipment to their estimated realizable values. We also recorded a $3,400,000 provision for potentially uncollectible accounts receivable (recorded as selling, general and administrative expense). While we are seeking to recover from NASA a significant portion of our costs associated with the X-34 contract, there can be no assurance that such a recovery will occur on a timely basis, if at all.

Sale of MDA Shares

     On April 12, 2001, our wholly owned subsidiary, MDA Holdings Inc. ("MDA Holdings"), which holds our shares in MacDonald, Dettwiler and Associates Ltd. ("MDA"), entered into an agreement with a group of Canadian institutional and private equity investors to sell 12,350,000 shares for approximately $9.00 per share before fees and expenses. The agreement is subject to customary closing conditions, including the receipt of regulatory approvals, and the parties expect to close the sale by mid-May 2001. Certain of the purchasers also have an option to acquire MDA Holdings' remaining 5,650,000 shares of MDA by May 31, 2001.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Our products and services are grouped into four reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems, (iii) electronics and sensor systems, and (iv) space robotics, satellite ground systems, and mapping and land information products and services. All other activities of the company are reported in corporate and other.

     As noted previously, for all periods, the financial information for Magellan and NavSol has been reflected as discontinued operations.

REVENUES

     Our consolidated revenues for the year ended December 31, 2000 were $725,669,000 as compared to $766,372,000 for 1999 and $628,995,000 for 1998.
Consolidated revenues in 2000, 1999 and 1998 included approximately $32,909,000, $97,069,000 and $125,602,000, respectively, from sales to ORBCOMM and ORBIMAGE.

     The following table summarizes revenues from our business segments:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Launch Vehicles and Advanced Programs(1)...........  $119,588    $157,032    $179,591
Satellites and Related Space Systems(2)............   206,339     257,431     227,042
Electronics and Sensor Systems(3)..................   146,387     149,991     125,758
Space Robotics, Satellite Ground Systems, and
  Mapping and Land Information Products and
  Services(4)......................................   253,230     199,792      95,845
Corporate and Other................................       125       2,126         759
                                                     --------    --------    --------
TOTAL..............................................  $725,669    $766,372    $628,995
                                                     ========    ========    ========

---------------
(1) Revenues from launch vehicles and advanced programs decreased significantly from 1999 to 2000 primarily due to the suspension of revenue recognition under the company's procurement agreements with ORBCOMM and ORBIMAGE, as discussed previously. Additionally, revenues from the X-34 program declined in 2000 due to a decrease in the percentage of the contract completed in 2000 as compared to 1999.

    The decrease in revenues from 1998 to 1999 related primarily to customer-induced launch schedule delays by our government customers and slowed demand from our commercial customers.

(2) Revenues from satellites and related space systems decreased significantly from 1999 to 2000 primarily due to the suspension of revenue recognition under the company's procurement agreements with ORBCOMM and ORBIMAGE and the cancellation of a major satellite construction contract in the fourth quarter of 1999 by a Canadian customer because of difficulties in obtaining the necessary U.S. government export authorizations. Additionally, revenues from a commercial geosynchronous satellite contract declined in 2000 due to a decrease in the percentage of the contract completed in 2000 as compared to 1999.

    The increase in satellite revenues from 1998 to 1999 was due, in part, to revenues recognized from a commercial geosynchronous satellite contract on which work commenced in 1999, offset, in part, by reduced revenues resulting from estimated contract cost increases on certain satellite contracts in 1999.

(3) Revenues from electronics and sensor systems decreased in 2000 as compared to 1999 primarily due to the sale of our Fairchild Defense electronics business unit ("Fairchild") in October 2000. The decrease in revenues was largely offset by an increase in transportation management systems revenues under existing and new contracts.

    The increase in electronics and sensor systems revenues from 1998 to 1999 was primarily due to defense electronics contract awards in early 1999, as well as to an increase in transportation management systems revenues primarily as a result of the December 1998 acquisition of Raytheon Company's ("Raytheon") transportation management systems business.

(4) Revenues from space robotics, satellite ground systems, and mapping and land information products and services increased significantly from 1999 to 2000 primarily as a result of MDA's acquisition of the DataQuick Products division of Acxiom Corporation ("DataQuick") in April 2000, a full year of revenues attributable to our space robotics business and the BC OnLine license, both of which were acquired in May 1999, and orders received in late 1999 for several satellite ground systems and system upgrades.

    The increase in revenues in space robotics, satellite ground systems, and mapping and land information products and services in 1999 as compared to 1998 was attributable to the acquisition of our space robotics product line in 1999, which accounted for $92,111,000 of the 1999 revenues for this segment.

GROSS PROFIT/COSTS OF GOODS SOLD

     Gross profits and margins depend on a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Costs of goods sold include the costs of personnel, materials, subcontracts and overhead related to commercial products and to costs incurred under various development and production contracts. Gross profits and margins by business segment were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------
                                                  2000                1999                 1998
                                           ------------------   -----------------   ------------------
                                            GROSS      % OF      GROSS     % OF      GROSS      % OF
                                            PROFIT    REVENUE   PROFIT    REVENUE    PROFIT    REVENUE
                                           --------   -------   -------   -------   --------   -------
                                                                 (IN THOUSANDS)
Launch Vehicles and Advanced
  Programs(1)............................  $ 24,994      21%    $ 8,572      5%     $ 43,591     24%
Satellites and Related Space
  Systems(2).............................   (26,707)    (13)      9,557      4        50,052     22
Electronics and Sensor Systems(3)........    29,840      20      36,206     24        36,620     29
Space Robotics, Satellite Ground Systems,
  and Mapping and Land Information
  Products and Services(4)...............    56,886      22      44,161     22        23,057     24
Corporate and Other......................       125      --         (94)    --          (278)    --
                                           --------     ---     -------     --      --------     --
TOTAL....................................  $ 85,138      12%    $98,402     13%     $153,042     24%
                                           ========     ===     =======     ==      ========     ==

---------------
(1) Gross margins for launch vehicles and advanced programs increased significantly from 1999 to 2000 primarily due to more efficient execution of several launch vehicle contracts, improved margins on the X-34 contract and a $2,600,000 settlement on the closeout of a contract with NASA relating to one of our early launch vehicle products. In addition, 1999 gross margins were negatively impacted by a $14,820,000 write-down in 1999 to costs of goods sold relating to certain software and inventory produced under a contract that was cancelled in 1999. Gross margins for this segment decreased between 1998 and 1999 primarily due to the write-down described above, as well as cost increases on certain advanced launch vehicle contracts principally occurring in the fourth quarter of 1999.

(2) Gross margins for satellites and related space systems decreased significantly from 1999 to 2000 primarily due to significant cost growth on a large number of our satellite construction programs. The cost growth is primarily associated with schedule delays resulting from non-recurring design and production activities on geosynchronous and remote sensing satellite construction contracts. The estimated costs to complete these programs exceed the applicable contract values and, accordingly, we recorded provisions in 2000 with respect to the anticipated losses. As these contracts are in a loss position, they will not contribute to gross margins in 2001. Profit margins in this product line decreased significantly from 1998 to 1999 primarily as a result of a change in the mix of satellite contracts to include lower margin geosynchronous satellite contracts and cost growth on certain other satellite contracts.

(3) Gross margins for electronics and sensor systems decreased from 1999 to 2000 primarily due to the sale of our higher margin Fairchild unit in October 2000, as well as to lower margins attributable to cost growth on certain transportation management system contracts. In addition, we recorded a provision for costs related to the termination of a transportation management systems contract in the third quarter of 2000, which also contributed to the decline in gross margins for this business segment. Profit margins in this product line decreased from 1998 to 1999 primarily as a result of a change in the mix of contracts following the December 1998 acquisition of Raytheon's transportation management systems product line.

(4) Gross margins for space robotics, satellite ground systems, and mapping and land information products and services increased slightly from 1999 to 2000, primarily due to the April 2000 acquisition of DataQuick, which is a higher margin land information products business, offset in part by lower margin work on space robotics contracts and on several ground system contracts. Gross margins for this product line decreased from 1998 to 1999 primarily as a result of sales of lower margin land information products and services and an increase in the amount of lower margin subcontract work on several ground systems contracts.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses include our self-funded product development activities and exclude direct customer-funded development. Research and development expenses for 2000, 1999 and 1998 were $17,355,000 (2% of revenues) $25,021,000 (3% of revenues) and $28,790,000 (5% of revenues), respectively. Research and development expenses relate primarily to the development of improved launch vehicles and new satellite and robotics systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of our finance, legal, administrative and general management functions. Selling, general and administrative expenses were $112,811,000 (16% of revenues), $92,171,000 (12% of revenues) and $73,562,000 (12% of revenues) in
2000, 1999 and 1998, respectively. The increase in selling, general and administrative expenses in 2000 was primarily attributable to an accrual in 2000 for projected facility sublease losses, provisions for X-34 and ORBIMAGE-related receivables, expenses associated with MDA's acquisition activity and higher professional services fees. The increase in selling, general and administrative expenses in 1999 as compared to 1998 is attributable to the expansion of our business and the acquisition of product lines and businesses.

PROVISION FOR DOUBTFUL ORBCOMM ACCOUNTS

     As a result of ORBCOMM's Chapter 11 filing, we recorded a $53,713,000 charge to write down ORBCOMM receivables to their estimated realizable value.

ASSET IMPAIRMENTS

     As noted previously, we recorded an asset impairment charge of $15,911,000 in the fourth quarter of 2000 to write down X-34-related property, plant and equipment to their estimated realizable values.

     In December 1999, we determined that the carrying value of a specialized voice communications satellite system that we constructed and launched would no longer be recoverable through the expected future sales of the related products or services. We recorded a $15,217,000 asset impairment charge with respect to this asset in the fourth quarter of 1999.

INTEREST EXPENSE

     Interest cost, before deducting capitalized interest, was $30,355,000, $25,896,000 and $17,585,000 for 2000, 1999 and 1998, respectively. We capitalized interest costs totaling $1,846,000, $3,083,000 and $11,638,000 in 2000, 1999 and 1998, respectively. Interest expense increased in 2000 as a result of higher average borrowings and higher interest rates. Interest expense increased in 1999 from 1998 primarily due to an increase in debt outstanding and a decision to stop capitalizing interest on our investment in ORBCOMM when it began commercial operations at the end of 1998.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net, includes interest earnings on short-term investments and realized gains and losses on investments. Interest income and other, net was $5,887,000, $4,693,000 and $7,497,000 for 2000, 1999 and 1998,
respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES

     Equity in earnings (losses) of affiliates were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2000         1999        1998
                                                    ---------    --------    --------
                                                             (IN THOUSANDS)
ORBCOMM(1)........................................  $ (92,723)   $(73,560)   $(34,827)
ORBIMAGE(2).......................................    (28,223)     (5,614)    (40,550)
CCI and other(3)..................................        536     (18,016)     (1,438)
                                                    ---------    --------    --------
                                                    $(121,482)   $(97,190)   $(76,815)
                                                    =========    ========    ========

---------------
(1) In the second half of 2000, we wrote off our remaining $56,852,000 investment in ORBCOMM. ORBCOMM's losses increased in 1999 as compared to 1998 due to (i) higher operating expenses relating to the rollout of global commercial services, (ii) increased interest expense and (iii) increased system depreciation expense. ORBCOMM stopped capitalizing interest and began depreciating its full satellite constellation in the fourth quarter of 1998. We eliminated our proportionate share of profits on sales to ORBCOMM based on our partnership interest.

(2) Equity in earnings (losses) of affiliates includes Orbital's 100% share of ORBIMAGE's losses, including preferred stock dividends. In the first half of 2000, we recognized equity losses totaling $8,094,000 until our investment balance was reduced to zero. We then suspended recognition of additional ORBIMAGE losses when we determined that we would not provide additional equity funding to ORBIMAGE. During the first quarter of 2001, as a result industry and market conditions we reconsidered our intentions regarding potential future investments of additional capital to ORBIMAGE. As a result, we commenced recognizing ORBIMAGE's losses in the fourth quarter of 2000, including $16,038,000 of ORBIMAGE's losses not previously recognized through December 31, 2000. We also eliminate our 100% share of profits on sales to ORBIMAGE.

(3) In 1998, we acquired an equity interest in, and entered into a satellite procurement contract with, CCI International, N.V. ("CCI"), a start-up satellite voice communications provider. We had an investment in CCI of $9,942,000 at December 31, 1998. We provided substantially all of CCI's funding in 1998. Accordingly, we did not recognize any revenue in connection with our satellite contract with CCI and we recognized all of CCI's losses. We concluded in 1999 that our investment in CCI was impaired and recorded a non-cash charge of $11,128,000 in 1999 to write off our investment in CCI.

MINORITY INTERESTS

     Minority interests in (earnings) losses of consolidated subsidiaries were ($3,244,000) $2,250,000 and $1,762,000 in 2000, 1999 and 1998, respectively.
Substantially all of the minority interest charge in 2000 is attributable to the minority stockholders' proportionate share of MDA's net income for 2000. MDA was a wholly owned subsidiary until late December 1999. Substantially all of the minority interest in 1999 and 1998 is attributable to the minority shareholders' proportionate share of the losses of an ORBCOMM-related partnership that we consolidated in 1999 and 1998.

LITIGATION SETTLEMENT

     In July 2000, we reached an agreement to settle the outstanding class-action lawsuit filed in 1999 alleging violations of federal securities laws. The settlement agreement provides for the plaintiffs to receive a cash payment of $11,000,000 to be made by our insurance carrier, and warrants to be issued by us in 2001, which had an aggregate fair value of $11,500,000 as of the settlement date. Accordingly, we accrued a litigation settlement provision of $11,500,000 in the second quarter of 2000.

GAINS ON SALES OF ASSETS AND SUBSIDIARY EQUITY

     On October 30, 2000, we sold Fairchild for approximately $100,000,000 in cash and realized a $41,982,000 gain.

     In July 2000, MDA completed an initial public offering on the Toronto Stock Exchange of 6,600,000 shares of common stock, raising gross proceeds of approximately $37,500,000 for itself, $18,800,000 for Orbital and $5,600,000 for other selling shareholders. We recorded a $30,724,000 gain on this transaction.

     In December 1999, MDA issued common stock in a private placement and immediately provided to us a dividend of $75,000,000 in gross proceeds, resulting in a one-time gain of approximately $62,282,000 ($58,610,000 net of taxes, fees and expenses).

PROVISION FOR INCOME TAXES

     We recorded income tax provisions of $15,791,000, $11,104,000 and $5,216,000 in 2000, 1999 and 1998, respectively. In 2000, due to the continuing losses from operations and consideration of anticipated future results, it was determined that a full valuation allowance should be recorded against the U.S. deferred tax assets, resulting in an expense of $9,886,000. The remaining 2000 provision and the 1999 provision were due to foreign taxes attributable to our Canadian operations, as well as a tax charge of $3,672,000 associated with the sale of MDA's common stock in 1999. As of December 31, 2000, we had provided a $214,063,000 valuation allowance against our net deferred tax assets. Valuation allowances are used to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

DISCONTINUED OPERATIONS

     In the first quarter of 2001, the company adopted a formal plan to dispose of Magellan and our investment in NavSol. Accordingly, a $49,966,000 loss from discontinued operations was recorded in 2000, including an estimated $33,053,000 loss on the planned disposition of Magellan's and NavSol's net assets. The loss on the disposal includes $4,500,000 for projected operating losses through the end of the second quarter of 2001, by which time we expect to have completed the disposition.

LIQUIDITY AND CAPITAL RESOURCES

     During 2000, we funded our capital requirements for operations through cash from operations combined with cash on hand and the proceeds from the disposition of certain of our MDA shares and Fairchild. Our liquidity has been, and continues to be, constrained and we anticipate that in 2001 cash flow from operations will be insufficient to cover our capital requirements, operating requirements and debt service. To meet our capital and operating requirements, we have entered into an agreement to sell 12,350,000 of our MDA shares, at approximately $9.00 per share. The agreement is subject to customary closing conditions, including receipt of regulatory approvals, and the parties expect to close the sale by mid-May 2001. Certain of the purchasers also have an option to acquire MDA Holdings' remaining 5,650,000 shares of MDA by May 31, 2001. Further, we are negotiating to sell our interests in Magellan and NavSol, which we consider to be non-core assets. Management's plans also include restructuring business operations, which, combined with the above-described asset sales should facilitate our ability to raise additional equity capital and refinance our debt. We also intend to explore sales of additional non-core assets. Management expects that this strategy will generate sufficient additional liquidity to satisfy our obligations; however, no assurance can be given that we will be successful in achieving such goal. Our ability to continue as a going concern is contingent upon our success in implementing the foregoing strategy on a timely basis, and we are accordingly focusing our near-term efforts on executing certain asset sales and restructuring our business operations.

     During the years ended December 31, 2000, 1999 and 1998, we incurred net losses of ($278,190,000), ($121,937,000) and ($56,552,000), respectively. The company expects to incur a net loss in 2001 before considering gains or losses from any asset sales. As of December 31, 2000, we had $70,958,000 of unrestricted cash and short-term investments. Our accumulated deficit was $464,536,000 as of December 31, 2000. Current liabilities exceed current assets by $169,233,000 at December 31, 2000.

     We invested $39,687,000 in capital expenditures for various satellites, launch vehicles and other infrastructure production, manufacturing and test equipment, buildings and leasehold improvements and office equipment in 2000. During 2000, our continuing operations provided net cash of $35,986,000 and net cash used to fund discontinued operations was $6,530,000.

     Cash and investments were $79,655,000 and total debt obligations were $302,944,000 at December 31, 2000. Orbital's outstanding debt at December 31, 2000 included $100,000,000 convertible 5% subordinated notes due 2002, $115,000,000 outstanding under our primary credit facility (the "Primary Facility") which is discussed below, $8,145,000 of short-term debt of Magellan that was guaranteed by us, $54,562,000 borrowed by MDA under its credit facility which is non-recourse to us, $6,666,000 outstanding under our secured note with The Northwestern Mutual Life Insurance Company, and other unsecured notes and asset-based financings. Cash and investments at December 31, 2000 included approximately $8,697,000 restricted to support bank covenants and outstanding letters of credit. Our current ratio (defined as current assets divided by current liabilities) was .65 and .92 at December 31, 2000 and 1999, respectively. Our ratio of total debt less cash and investments to total debt plus total stockholders' equity was approximately 64% at December 31, 2000 as compared to 43% at December 31, 1999.

     Our Primary Facility is with an international syndicate of banks and provided for total borrowings of $115,000,000, all of which was drawn and outstanding as of December 31, 2000, at a weighted average interest rate of 10.56%. The Primary Facility had mandatory prepayment requirements to reduce the total amount outstanding. We satisfied these requirements in 2000 when we paid down $8,000,000 with proceeds from the sale of MDA shares in the third quarter of 2000 and $46,000,000 with proceeds from the sale of Fairchild in the fourth quarter of 2000.

     On February 23, 2001, we entered into a $30,000,000 364-day loan (the "Secondary Facility") with this bank syndicate. At that same time, we amended and restated the Primary Facility (the "Amended and Restated Primary Facility") in order to, among other things, modify the prepayment terms, expand the collateral provided to the banks and change the expiration date from December 2002 to July 2002. Our borrowings are now collateralized by accounts receivable, intellectual property, inventory, equipment, real estate and certain other assets, including the stock of the company's wholly owned subsidiaries, which include MDA Holdings, the holder of all shares of MDA that we beneficially own. The Amended and Restated Primary Facility and the Secondary Facility prohibit the payment of cash dividends and the making of investments, and contain certain covenants with respect to our working capital levels, operating cash flows, leverage and net worth. During the first quarter of 2001, we defaulted under several financial covenants dealing with minimum consolidated net worth, consolidated leverage and senior leverage under both the Amended and Restated Primary Facility and the Secondary Facility. These defaults were waived by the bank group in amendments signed in April 2001.

     The Amended and Restated Primary Facility and the Secondary Facility require that we reduce outstanding balances under the facilities in connection with debt issuances, equity issuances or asset sales consummated by us. We must apply 100% of the first $50,000,000 of net cash proceeds from any asset sale, 43.75% of the next $80,000,000 and 70% thereafter to pay down amounts owing under the Secondary Facility first, and then the Amended and Restated Primary Facility. In addition, we must apply 100% of net cash proceeds from any debt issuances and 55% of the net cash proceeds of any equity issuance by us to pay down the facilities. We will default under the leverage covenant in both the Secondary Facility and the Amended and Restated Primary Facility unless we complete asset sales by June 30, 2001 that raise sufficient proceeds to pay down a significant portion of debt.

     In June 2000, we made a scheduled payment of principal on our 12% note payable to Northwestern Mutual Life Insurance Company, reducing the outstanding balance from $13,333,000 to approximately $6,666,000. The remaining balance matures in June 2001. We also agreed that the interest rate on the balance of the note would be retroactively increased if we did not prepay the note. We have not prepaid the note and, accordingly, at December 31, 2000, the interest rate on this note increased to 15%. In January 2001, we also agreed to make pro rata payments under this note at the time payments are made to our lenders under the Amended and Restated Primary Facility in connection with asset sales, equity issuances or debt issuances.

     In August 2000, Magellan amended its credit facility with Silicon Valley Bank. In connection with the amendment, we guaranteed payment of amounts owed by Magellan. In the first quarter of 2001, we paid Silicon Valley Bank $1,100,000 under the guarantee in order to avoid a default by Magellan on its tangible net worth covenant.

     MDA has a credit facility with a syndicate of six banks, which is non-recourse to us. The facility provides for total availability of approximately $126,650,000 (of which approximately $54,445,000 was outstanding at December 31, 2000) and contains certain operational and financial covenants including certain restrictions on the payment of dividends. The total available amount includes a program-specific letter of credit facility of $33,325,000.

     In July 2000, MDA completed an initial public offering on the Toronto Stock Exchange of 6,600,000 shares of common stock, raising gross proceeds of approximately $37,500,000 for itself, $18,800,000 for us and $5,600,000 for other selling shareholders. Our ownership interest in MDA declined to approximately 52% as of December 31, 2000 as a result of the public offering.

     In October 2000, we sold Fairchild for approximately $100,000,000. In addition to paying down $46,000,000 on our Primary Facility as described above, we repaid approximately $15,000,000 of debt that had been secured by assets of Fairchild, and have used the balance to fund general operations.

     During the second quarter of 2000, we agreed to temporarily refund $20,000,000 to ORBIMAGE in January 2001 from amounts previously paid by ORBIMAGE under its procurement agreement with us, provided, however, that such obligation would be terminated if we were to successfully broker a renegotiation of ORBIMAGE's license agreement for worldwide RadarSat-2 satellite distribution rights with MDA. The existing RadarSat-2 agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. Radarsat-2 distribution rights. We believe that as a result, our obligation to temporarily refund $20,000,000 was extinguished. Notwithstanding the renegotiation of the license agreement, ORBIMAGE has notified us of its position that the $20,000,000 refund is now due and payable, which we dispute. The parties are in discussion to resolve this matter. Under the new RadarSat-2 license agreement, $10,000,000 will be due from ORBIMAGE in 2002. We have agreed to purchase up to $10,000,000 of receivables from ORBIMAGE in 2002, subject to certain conditions, if ORBIMAGE is unable to make its 2002 payments to MDA.

     ORBIMAGE management currently estimates that ORBIMAGE has sufficient resources to meet its capital and operating requirements through May 2001. In March 2001, due to a delay in the OrbView-4 launch, we paid $1,000,000 to ORBIMAGE as partial payment of a $2,500,000 launch delay penalty that is otherwise due in May 2001. ORBIMAGE is seeking to restructure its outstanding debt, which is non-recourse to us, and to obtain additional capital from third parties as well as its existing shareholders. There can be no assurance that such capital will be available on a timely basis or at all. As a result of ORBIMAGE's weakened financial condition, we ceased recognizing revenues on the ORBIMAGE system procurement contract during the third quarter of 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar and Japanese yen. At December 31, 2000, the majority of the company's long-term debt consisted of its $100,000,000 convertible 5% subordinated notes due 2002. The fair market value of these convertible securities fluctuates with the company's stock price and was $45,500,000 at December 31, 2000.

     The company has a deferred compensation plan for senior managers and executive officers, with a total liability balance of $5,959,000 at December 31, 2000, based on the market value of the investments elected by the plan participants. This liability is subject to fluctuation based upon the market value of underlying securities.

     The company enters into forward exchange contracts in an effort to hedge against foreign currency fluctuations on certain receivables and payables denominated in foreign currencies. Accordingly, Orbital is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. The following table summarizes at December 31, 2000, outstanding foreign exchange contracts to sell (purchase) foreign currencies, along with current market values:

                                            CURRENCIES                CURRENT    UNREALIZED
                                              HEDGED      CONTRACT    MARKET        GAIN
         FOREIGN CURRENCY HEDGED             AGAINST       AMOUNT      VALUE       (LOSS)
         -----------------------            ----------    --------    -------    ----------
                                                     (U.S. DOLLARS, IN THOUSANDS)
EURO......................................      CD        $ 1,137     $ 1,170      $  33
Pounds Sterling...........................      CD            232         237          5
Norwegian Kroner..........................      CD            350         355          5
U.S. Dollars..............................      CD         (8,821)     (8,788)        33
Italian Lire..............................      CD            (36)        (34)        (2)
Japanese Yen..............................      US         14,659      13,763       (896)

---------------
CD -- Canadian Dollars

US -- U.S. Dollars

ITEM 509.  INTERESTED PARTIES

     We have agreed to indemnify and hold KPMG LLP ("KPMG") harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG's consent to the incorporation by reference of its audit report on the company's, ORBIMAGE's and ORBCOMM's past financial statements incorporated by reference into any applicable registration statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Reports of Independent Accountants..........................   26
Consolidated Statements of Operations.......................   28
Consolidated Balance Sheets.................................   29
Consolidated Statements of Stockholders' Equity.............   30
Consolidated Statements of Cash Flows.......................   31
Notes to Consolidated Financial Statements..................   32

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and
Stockholders of Orbital Sciences Corporation:

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements as of December 31, 2000 of ORBCOMM Global L.P., an equity affiliate, which statements reflect total assets of $11,895,000 as of December 31, 2000, and net losses of $543,227,000, and total revenues of $7,797,000 for the year ended December 31, 2000. We did not audit the December 31, 1999 financial statements of Orbital Communications Corporation, a majority owned subsidiary, which statements reflect total assets of $31,539,000 as of December 31, 1999, and equity in net losses of affiliates of $69,914,000, and total revenues of $2,126,000 for the year ended December 31, 1999. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ORBCOMM Global L.P., for the year ended December 31, 2000 and as it relates to the amounts included for Orbital Communications Corporation for the year ended December 31, 1999, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters, including efforts to consummate certain sales of assets, among which is the agreement to sell all or a portion of its shares in MacDonald, Dettwiler and Associates Ltd., are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have audited the adjustments described in Note 2 to the consolidated financial statements that were applied to reclassify the 1998 consolidated financial statements for the impact of discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the 1998 financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
April 16, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Orbital Sciences Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Orbital Sciences Corporation and subsidiaries for the year ended December 31, 1998, before the reclassification to reflect Magellan Corporation as a discontinued operation as described in Note 2 to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, before the reclassification to reflect Magellan Corporation as a discontinued operation as described in Note 2 to the consolidated financial statements, referred to above present fairly, in all material respects, the results of operations and cash flows of Orbital Sciences Corporation and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Washington, D.C.
February 16, 1999, except as to note 3A
  which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
REVENUES...............................................  $  725,669    $  766,372    $  628,995
Costs of goods sold....................................     640,531       667,970       475,953
                                                         ----------    ----------    ----------
GROSS PROFIT...........................................      85,138        98,402       153,042
Research and development expenses......................      17,355        25,021        28,790
Selling, general and administrative expenses...........     112,811        92,171        73,562
Amortization of goodwill...............................      11,639         9,240         5,860
Provision for doubtful ORBCOMM accounts................      53,713            --            --
Asset impairment charges...............................      15,911        15,217         2,479
                                                         ----------    ----------    ----------
INCOME (LOSS) FROM OPERATIONS..........................    (126,291)      (43,247)       42,351
Interest expense, net of amounts capitalized...........     (28,509)      (22,813)       (5,947)
Interest income and other, net.........................       5,887         4,693         7,497
Equity in losses of affiliates.........................    (121,482)      (97,190)      (76,815)
Litigation settlement..................................     (11,500)           --            --
Gains on sales of assets and subsidiary equity.........      72,706        62,282            --
Minority interests.....................................      (3,244)        2,250         1,762
                                                         ----------    ----------    ----------
LOSS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED
  OPERATIONS...........................................    (212,433)      (94,025)      (31,152)
Provision for income taxes.............................      15,791        11,104         5,216
                                                         ----------    ----------    ----------
NET LOSS FROM CONTINUING OPERATIONS....................    (228,224)     (105,129)      (36,368)
Discontinued operations:
  Loss from operations.................................     (16,913)      (16,808)      (20,184)
  Loss on disposal.....................................     (33,053)           --            --
                                                         ----------    ----------    ----------
Loss from discontinued operations......................     (49,966)      (16,808)      (20,184)
                                                         ----------    ----------    ----------
NET LOSS...............................................  $ (278,190)   $ (121,937)   $  (56,552)
                                                         ==========    ==========    ==========
LOSS PER COMMON AND DILUTIVE SHARE:
  Loss from continuing operations......................  $    (6.09)   $    (2.82)   $    (1.02)
                                                         ----------    ----------    ----------
  Loss from discontinued operations....................       (1.33)         (.45)         (.57)
                                                         ----------    ----------    ----------
  Net loss.............................................  $    (7.42)   $    (3.27)   $    (1.59)
                                                         ==========    ==========    ==========
Shares used in computing loss per common and dilutive
  share................................................  37,467,520    37,281,065    35,624,888
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000          1999
                                                              ---------    ----------
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  62,523    $   74,428
  Restricted cash and short-term investments, at market.....     17,132        34,630
  Receivables, net..........................................    142,345       268,629
  Inventories, net..........................................     61,580        40,536
  Current assets of discontinued operations, net............      9,212        15,826
  Deferred income taxes and other assets....................     21,314        16,346
                                                              ---------    ----------
          Total current assets..............................    314,106       450,395
                                                              ---------    ----------
Non-current assets of discontinued operations, net..........     53,975        86,979
Property, plant and equipment, at cost, less accumulated
  depreciation and amortization of $115,364 and $114,173,
  respectively..............................................    128,713       130,248
Investments in and advances to affiliates...................      2,327       119,282
Goodwill, less accumulated amortization of $42,766 and
  $35,712, respectively.....................................    219,691       210,287
Deferred income taxes and other assets, less accumulated
  amortization of $3,744 and $2,520, respectively...........     44,446        57,334
                                                              ---------    ----------
          TOTAL ASSETS......................................  $ 763,258    $1,054,525
                                                              =========    ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings and current portion of long-term
     obligations............................................  $ 137,227    $  131,066
  Accounts payable..........................................     94,713        70,492
  Accrued expenses..........................................    105,137       130,646
  Due to joint venture partner..............................         --        28,418
  Deferred revenues.........................................    146,262       128,804
                                                              ---------    ----------
          Total current liabilities.........................    483,339       489,426
                                                              ---------    ----------
Long-term obligations, net of current portion...............    165,717       239,664
Recognized losses in excess of investment in affiliate......     16,038            --
Other liabilities...........................................     14,218        16,207
                                                              ---------    ----------
          Total liabilities.................................    679,312       745,297
                                                              ---------    ----------
Minority interests..........................................     39,795         2,436
                                                              ---------    ----------
Commitments and contingencies
Stockholders' Equity:
  Preferred Stock, par value $.01; 10,000,000 shares
     authorized, none outstanding...........................         --            --
  Common Stock, par value $.01; 80,000,000 shares
     authorized, 37,729,476 and 37,400,814 shares
     outstanding, respectively..............................        377           374
  Additional paid-in capital................................    515,462       497,923
  Accumulated other comprehensive loss......................     (7,152)       (5,159)
  Accumulated deficit.......................................   (464,536)     (186,346)
                                                              ---------    ----------
          Total stockholders' equity........................     44,151       306,792
                                                              ---------    ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $ 763,258    $1,054,525
                                                              =========    ==========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       ACCUMULATED
                                      COMMON STOCK       ADDITIONAL       OTHER       RETAINED
                                   -------------------    PAID-IN     COMPREHENSIVE   EARNINGS
                                     SHARES     AMOUNT    CAPITAL         LOSS        (DEFICIT)     TOTAL
                                   ----------   ------   ----------   -------------   ---------   ---------
Balance, December 31, 1997.......  32,481,719    $325     $326,187       $(4,671)     $  (7,857)  $ 313,984
Shares issued in equity
  offering.......................   3,450,000      34      150,118            --             --     150,152
  Shares issued to employees and
     directors...................   1,086,537      11       14,235            --             --      14,246
  Comprehensive income:
     Net loss....................          --      --           --            --        (56,552)    (56,552)
     Translation adjustment......          --      --           --        (2,282)            --      (2,282)
     Unrealized losses on
       short-term investments....          --      --           --          (196)            --        (196)
                                                                                                  ---------
  Total comprehensive loss.......          --      --           --            --             --     (59,030)
                                   ----------    ----     --------       -------      ---------   ---------
Balance, December 31, 1998.......  37,018,256     370      490,540        (7,149)       (64,409)    419,352
  Shares issued to employees and
     directors...................     382,558       4        7,383            --             --       7,387
  Comprehensive income:
     Net loss....................          --      --           --            --       (121,937)   (121,937)
     Translation adjustment......          --      --           --         1,990             --       1,990
                                                                                                  ---------
  Total comprehensive loss.......          --      --           --            --             --    (119,947)
                                   ----------    ----     --------       -------      ---------   ---------
Balance, December 31, 1999.......  37,400,814     374      497,923        (5,159)      (186,346)    306,792
  Gain on investment in
     ORBCOMM.....................          --      --       15,367            --             --      15,367
  Shares issued to employees and
     directors...................     328,662       3        2,172            --             --       2,175
  Comprehensive loss:
     Net loss....................          --      --           --            --       (278,190)   (278,190)
     Translation adjustment......          --      --           --        (2,253)            --      (2,253)
     Unrealized gain on
       short-term investments....          --      --           --           260             --         260
                                                                                                  ---------
  Total comprehensive loss.......          --      --           --            --             --    (280,183)
                                   ----------    ----     --------       -------      ---------   ---------
Balance, December 31, 2000.......  37,729,476    $377     $515,462       $(7,152)     $(464,536)  $  44,151
                                   ==========    ====     ========       =======      =========   =========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(278,190)   $(121,937)   $ (56,552)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Loss from discontinued operations.......................     49,966       16,808       20,184
    Depreciation and amortization expenses..................     42,759       43,880       24,525
    Amortization of prepaid financing costs.................      5,729        2,227          443
    Equity in losses of affiliates..........................    121,482       97,190       76,815
    Minority interests......................................      3,244       (2,250)      (1,762)
    Loss (gain) on sale of fixed assets and investments.....       (512)      13,716       (1,002)
    Gains on sales of subsidiary stock and assets...........    (72,706)     (62,282)          --
    Asset impairment charges................................     15,911       15,217           --
    Deferred income taxes...................................     15,367       (8,936)       3,822
    Provision for doubtful ORBCOMM accounts.................     53,713           --           --
  Changes in assets and liabilities, net of divestitures and acquisitions:
    (Increase) decrease in receivables......................     77,748        9,565      (34,079)
    (Increase) decrease in inventories......................    (33,082)       8,951       (9,431)
    (Increase) decrease in other assets.....................     (6,777)     (24,441)      (8,682)
    Decrease in accounts payable and accrued expenses.......     12,087       53,730       14,782
    Increase (decrease) in deferred revenue.................     28,561       10,545      (14,608)
    Increase (decrease) in other liabilities................        686         (916)      (1,307)
                                                              ---------    ---------    ---------
       Net cash provided by continuing operations...........     35,986       51,067       13,148
       Net cash used in discontinued operations.............     (6,530)     (20,979)      (6,759)
                                                              ---------    ---------    ---------
       Net cash provided by operating activities............     29,456       30,088        6,389
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (39,687)     (55,648)     (36,294)
  Payments for business combinations, net of cash
    acquired................................................    (40,248)     (33,860)     (22,751)
  Purchases of other assets.................................         --      (14,006)          --
  Net proceeds from sales of subsidiary equity and assets...    115,605       73,432           --
  Purchases of available-for-sale investment securities.....    (12,196)     (10,912)      (2,500)
  Sales of available-for-sale investment securities.........     18,290           --           --
  Maturities of available-for-sale investment securities....      3,006        9,025        2,409
  Investments in and advances to affiliates.................     (2,095)     (65,060)    (101,700)
                                                              ---------    ---------    ---------
       Net cash provided by (used in) investing
         activities.........................................     42,675      (97,029)    (160,836)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net of (repayments)................      1,800          338        1,940
  Principal payments on long-term obligations...............   (157,588)    (125,813)     (79,556)
  Net proceeds from issuance of long-term obligations.......     57,965      241,342       63,000
  Sale of subsidiary equity.................................     37,500           --           --
  Net proceeds from issuances of common stock...............      2,176        7,387      164,398
  (Repayments to) advances from joint venture partner.......    (28,418)          --       21,829
                                                              ---------    ---------    ---------
       Net cash provided by (used in) financing
         activities.........................................    (86,565)     123,254      171,611
                                                              ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................      2,529        2,973       (2,206)
                                                              ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (11,905)      59,286       14,958
CASH AND CASH EQUIVALENTS, beginning of period..............     74,428       15,142          184
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period....................  $  62,523    $  74,428    $  15,142
                                                              =========    =========    =========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS AND LIQUIDITY

     Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, is a leading space technology and information systems company that designs, manufactures, operates and markets a broad range of affordable space systems, including launch vehicles, satellites and related space systems, electronics and sensor systems, and space robotics, satellite ground systems, and mapping and land information products and services.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying consolidated financial statements, the company continues to suffer recurring losses from operations and has a net working capital deficit. In addition, the company has not yet completed the sale of certain non-core assets, as discussed below, that the company believes will be required in order to meet certain loan covenants and provide adequate liquidity for operations for the remainder of 2001. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The company's continuation as a going concern is dependent on its ability to sell certain non-core assets, restructure its business operations, meet its 2001 budgeted cash flow objectives, and comply with the terms of its credit facilities.

     The company incurred losses of $278,190,000, $121,937,000 and $56,552,000, in 2000, 1999 and 1998, respectively. The company expects to incur a net loss in 2001 before considering gains or losses from any asset sales. As of December 31, 2000, the company had $70,958,000 of unrestricted cash and short-term investments. Current liabilities exceeded current assets by $169,233,000 at December 31, 2000. The company's accumulated deficit was $464,536,000 as of December 31, 2000.

     The company's liquidity has been, and continues to be, constrained. During 2000, the company funded capital requirements for operations through cash from operations combined with cash on hand and the proceeds from the dispositions of both the Fairchild Defense electronics business unit ("Fairchild") and a portion of its existing MacDonald, Dettwiler and Associates Ltd. ("MDA") shares. To meet the company's capital and operating requirements in 2001, on April 12, 2001, the company entered into an agreement to sell 12,350,000 of its MDA shares for approximately $9 per share. The agreement is subject to customary closing conditions, including receipt of regulatory approval, and the parties expect to close the sale by mid-May 2001. Certain of the purchasers also have an option to acquire MDA Holdings Corporation's remaining 5,650,000 shares of MDA by May 31, 2001. Further, the company is negotiating to sell its interests in Magellan Corporation ("Magellan") and Navigation Solutions LLC ("NavSol"). Management's plans also include restructuring business operations which, combined with the above-described asset sales, management believes should facilitate its ability to raise additional capital and to refinance the company's debt (see Note 8). The company will also continue to pursue opportunities to make its operations more efficient in the future in order to minimize its losses from operations. The company's ability to continue as a going concern is contingent upon management's success in implementing the foregoing strategy on a timely basis, and the company is accordingly focusing its near-term efforts on executing certain asset sales and restructuring its business operations. Management expects that this strategy will generate sufficient additional liquidity to satisfy its obligations; however, no assurance can be given that the company will be successful in achieving such goal. If this strategy is not successfully implemented in a timely manner, the company anticipates that in 2001, cash flow from operations will be insufficient to cover capital requirements, operating requirements and debt service.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Orbital, all wholly and majority owned subsidiaries controlled by Orbital, and partnerships in which Orbital directly or indirectly controls the general partner interests. Orbital uses the equity method of accounting for affiliates that the company does not control. Such affiliates include Orbital Imaging Corporation ("ORBIMAGE"), and have included ORBCOMM Global, L.P. ("ORBCOMM") and CCI International NV ("CCI"). All material transactions and accounts among consolidated entities have been eliminated in consolidation.

PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The preparation of consolidated financial statements, in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, programmatic risks and uncertainties. Actual results could differ from these estimates.

     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

REVENUE RECOGNITION

     Orbital generally recognizes revenues on long-term contracts using the percentage-of-completion method of accounting (see Note 5). Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenues on fixed-price contracts are recognized based on costs incurred in relation to total estimated costs, or based on specific delivery terms and conditions. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses, excluding future estimated general and administrative costs, are recognized as they become known. Fees under certain long-term contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Incentive fee awards or penalties are included in estimated contract revenues at the time the amounts can be reasonably determined.

COMPREHENSIVE INCOME (LOSS)

     The company's comprehensive income (loss) is presented in the consolidated statements of stockholders' equity. Other comprehensive income (loss) consists primarily of foreign currency translations adjustments and unrealized gains and losses on available-for-sale securities.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method as follows:

Buildings...........................  18 to 20 years
Machinery, equipment, software and
  intellectual property.............  3 to 12 years
Satellite systems...................  5 to 7 years
Leasehold improvements..............  Shorter of estimated useful life or lease term

RECOVERABILITY OF LONG-LIVED ASSETS

     Orbital's policy is to review its long-lived assets, including goodwill, investments in and advances to affiliates, self-constructed assets, internally developed software and specialized equipment used to support specific space-related products, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of the impairment is measured as the difference between the asset's estimated fair value and its book value. Given the inherent technical and commercial risks within the space industry, it is possible that the company's current expectation that it will recover the carrying amount of its long-lived assets from future operations could change.

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

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" ("APB 25"), and provide pro forma operating results and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The company elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure in accordance with the provisions of SFAS 123.

EARNINGS PER SHARE

     Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. Net income (loss) per common share assuming dilution is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's convertible notes if dilutive, after giving effect to all adjustments that would result from the assumed conversion.

     In periods of net loss, the assumed conversion of convertible notes and stock options are anti-dilutive. Assuming conversion of the convertible notes (see Note 8) and the dilutive impact of outstanding stock options (see Note 11), diluted shares would have been 41,106,669 for 2000, 41,599,939 for 1999 and 40,336,587 for 1998.

CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     Orbital considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Restricted cash consists of compensating cash balances for contractual obligations. Investments in securities that do not meet the definition of cash equivalents are classified as short-term investments. Orbital classifies investments in debt and equity securities as either available-for-sale or trading securities and, accordingly, reports such investments at fair value. Any temporary difference between the fair value and the underlying cost of the available-for-sale securities is excluded from current period earnings and is reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Temporary differences between the fair value and the underlying cost of trading securities is included in net investment income.

INVENTORIES

     Inventories consist of components and raw materials inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out ("FIFO") or specific identification basis. Components and raw materials are purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the completed contract method of accounting and using the percentage-of-completion method of accounting applied on a units of delivery basis, and (ii) partially assembled commercial products. Work-in-process inventory generally includes direct production costs and certain allocated indirect costs (including an allocation of general and administrative costs).

SELF-CONSTRUCTED ASSETS AND INTERNALLY DEVELOPED SOFTWARE

     The company self-constructs much of its ground and airborne support and special test equipment used in the manufacture, production and delivery of many of its products. Orbital capitalizes direct costs incurred in constructing such equipment and certain allocated indirect costs. General and administrative and research and development costs are expensed as incurred.

     Pursuant to the requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed," Orbital capitalizes certain costs of developing product software to be sold or leased once technological feasibility has been established. Capitalized costs generally include direct software coding costs and certain allocated indirect costs, and exclude general and administrative and research and development costs.

     The company capitalizes its internal use software in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). SOP 98-1 requires computer software costs related to internal-use software that are incurred in the preliminary project stage be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, are capitalized.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The company uses the equity method of accounting for its investments in and advances to affiliates in which the company has the ability to significantly influence, but not control, the affiliates' operations. In accordance with the equity method of accounting, the company's carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect the company's proportionate share of the affiliate's income and is reduced to reflect its proportionate share of the affiliate's losses based on the company's common stock or partnership interest, including all preferred dividends attributable to other investors in such entities. For those investments for which Orbital has provided substantially all of the investee's funding, the company uses a modified equity method of accounting whereby 100% of the investee's current period losses are recognized. Further, Orbital does not recognize revenues on sales to investees for which Orbital has provided substantially all such investees' funding. Orbital's investment is also increased to reflect contributions to, and decreased to reflect distributions received from the affiliate. Any excess of the amount of Orbital's investment over the amount of the underlying equity in each affiliate's net assets is amortized in a manner similar to goodwill. The company capitalizes interest costs on equity method investments when an affiliate has significant assets under construction and has not yet commenced planned principal operations. No interest was capitalized during 2000 related to such affiliates. During 1999 and 1998, the company capitalized interest totaling $372,000 and $9,555,000, respectively, on investments in and advances to affiliates. The company uses the cost method of accounting for investments in which it has no significant influence.

GOODWILL

     The company amortizes goodwill related to business combinations on a straight-line basis over its estimated useful life, generally 10 to 40 years. Orbital periodically assesses and evaluates the recoverability of such goodwill based on current facts and circumstances and the operational performance of the related acquired businesses.

ISSUANCES OF SUBSIDIARY EQUITY

     At times, the company may divest a portion or all its ownership in its subsidiaries through the issuance of additional subsidiary equity or through the sale of its shares to the public. The company recognizes the difference between the carrying amount of its interest in the subsidiary equity sold and the fair market value of the equity as a gain or loss upon divestiture or issuance when the company believes the realization of the gain or loss is assured.

DEFERRED REVENUE

     The company receives advances and program payments from customers in excess of costs incurred on certain contracts, including contracts with the U.S. government. These advances or program payments are classified as deferred revenues.

WARRANTIES

     The company occasionally accepts warranty clauses in its commercial and government contracts. The company records a liability for estimated warranty claims. The company may provide limited warranties on certain commercial products and accrues an estimate of expected warranty costs based on historical experience.

NEW ACCOUNTING PRONOUNCEMENTS

     The company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), in 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The impact of that adoption on the results of operations was not material.

     Effective January 1, 2001, the company adopted Statement of Financial Accounting Standard No. 133, as amended, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 133"), which changes the way in which the company will account for its derivative transactions to require the company to recognize the fair value of all derivative transactions, including embedded derivatives, as a recognized asset or liability. The accounting for the gains or losses resulting from the changes in the fair value of derivatives is dependent on whether the derivative is designated as a hedge, the intended use of the hedge and the extent to which a designated hedge is effective. Adjustments to reflect changes in the fair value of derivatives that are not designated as a hedge or that are not considered to be highly effective are reflected in earnings. Adjustments to reflect changes in fair value of derivatives that are designated as hedges and considered highly effective are either reflected in earnings and offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge and the change in the fair value of all derivatives not designated as a hedge are recognized immediately in earnings. Upon adoption of SFAS 133, the company anticipates recognizing a loss of less than $1,000,000 related to derivative contracts that were not designated as hedges as of January 1, 2001.

2. DISCONTINUED OPERATIONS

     Magellan manufactures and sells GPS-enabled navigation and positioning products for consumer markets, as well as similar products that are used for professional and other high-precision industrial applications. Magellan also sells automotive navigation products to NavSol, a joint venture between The Hertz Corporation ("Hertz") and Orbital, in which Orbital holds a 60% interest. NavSol collects fees from Hertz customers for the use of these products. The company had been accounting for its non-controlled investment in NavSol using the equity method of accounting and had consolidated the financial results of Magellan, in which it owns a 66 2/3% interest.

     Subsequent to December 31, 2000, the company adopted a formal plan to sell its entire interest in Magellan and its entire interest in NavSol. The company is negotiating an agreement to sell Magellan and its interest in NavSol in a combined transaction. As a result of this plan, the assets, liabilities and results of operations related to these businesses have been reported in the accompanying financial statements as discontinued operations for the current and all prior periods presented. The company anticipates that a sale will occur by the end of the second quarter of 2001, although there can be no assurance that such transaction will occur. The company recorded a $33,053,000 loss on disposal of the discontinued operations including a provision of $4,500,000 for the estimated losses during the 2001 phase-out period. The loss provision was based on the estimated proceeds from the sale and has been recorded as a reduction to goodwill as of December 31, 2000. The carrying values of assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                           2000        1999
                                                          -------    --------
                                                            (IN THOUSANDS)
Current assets, net.....................................  $ 9,212    $ 15,826
                                                          -------    --------
Non-current assets, net:
  Investment in NavSol..................................   20,312      19,991
  Property, plant and equipment, net....................    5,692       7,374
  Goodwill, net.........................................   29,932      68,022
  Other, net............................................   (1,961)     (8,408)
                                                          -------    --------
     Net non-current assets.............................   53,975      86,979
                                                          -------    --------
     Net assets of discontinued operations..............  $63,187    $102,805
                                                          =======    ========

     The following summarizes the operating results of the discontinued operations for the year ended December 31, 2000:

                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Revenues....................................................     $ 97,311
Net loss....................................................      (16,913)

     The company reclassified its consolidated balance sheet as of December 31, 1999, and its consolidated statements of operations and cash flows for the years ended December 31, 1999 and 1998 to reflect the assets, liabilities, results of operations and cash flows related to Magellan and NavSol as discontinued operations. The following table summarizes the various adjustments:

                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       FOR THE YEARS ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------
                                                 1999                                     1998
                                --------------------------------------   --------------------------------------
                                PREVIOUSLY                               PREVIOUSLY
                                 REPORTED    ADJUSTMENTS   AS REPORTED    REPORTED    ADJUSTMENTS   AS REPORTED
                                ----------   -----------   -----------   ----------   -----------   -----------
                                                                (IN THOUSANDS)
Revenues......................  $ 874,911     $(108,539)    $ 766,372     $730,662     $(101,667)    $628,995
Costs of goods sold...........    738,526       (70,556)      667,970      549,628       (73,675)     475,953
Operating expenses............    195,034       (53,385)      141,649      168,388       (57,697)     110,691
Income (loss) from
  operations..................    (58,649)       15,402       (43,247)      12,646        29,705       42,351
Net loss......................   (121,937)           --      (121,937)     (56,552)           --      (56,552)

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       FOR THE YEARS ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------
                                                 1999                                     1998
                                --------------------------------------   --------------------------------------
                                PREVIOUSLY                               PREVIOUSLY
                                 REPORTED    ADJUSTMENTS   AS REPORTED    REPORTED    ADJUSTMENTS   AS REPORTED
                                ----------   -----------   -----------   ----------   -----------   -----------
                                                                (IN THOUSANDS)
Net cash provided by operating
  activities..................   $ 30,058        $29        $ 30,088     $     308      $6,081       $   6,389
Net cash used in investing
  activities..................    (97,029)        --         (97,029)     (160,836)         --        (160,836)
Net cash provided by financing
  activities..................    123,254         --         123,254       171,611          --         171,611
Net increase (decrease) in
  cash and cash equivalents...     59,256         29          59,286         8,877       6,081          14,958

                                                                 CONSOLIDATED BALANCE SHEET
                                                                YEAR ENDED DECEMBER 31, 1999
                                                           --------------------------------------
                                                           PREVIOUSLY
                                                            REPORTED    ADJUSTMENTS   AS REPORTED
                                                           ----------   -----------   -----------
                                                                       (IN THOUSANDS)
Total current assets.....................................  $  476,139    $(25,744)    $  450,395
Non-current assets.......................................     616,773     (12,643)       604,130
Total assets.............................................   1,092,912     (38,387)     1,054,525
Current liabilities......................................     515,169     (25,743)       489,426
Non-current liabilities..................................     255,880          (9)       255,871
Minority interests.......................................      15,071     (12,635)         2,436
Stockholders' equity.....................................     306,792          --        306,792

     Magellan recognized revenues from sales of products to NavSol of approximately $8,555,000 and $2,667,000 for the years ended December 31, 2000 and 1999, respectively. Revenues on sales from Magellan to NavSol are deferred and recognized ratably over a five-year period through 2004. At December 31, 2000 and 1999, deferred revenues were $29,281,000 and $37,085,000, respectively. In 2000, the company received $2,200,000 of dividends from NavSol.

3. RESTATEMENT MATTERS AND SPECIAL GAINS AND CHARGES

A. RESTATEMENT MATTERS

     In connection with the 1999 Form 10-K filing, management restated its previously issued consolidated financial statements as of and for the year ended December 31, 1998. Accordingly, the original Annual Report on Form 10-K for 1998 was amended and an Annual Report on Form 10-K/A was filed in April 2000.

B. SPECIAL GAINS AND CHARGES

     During 2000 and 1999, the company recorded the following non-recurring special gains and charges:

          Gain on Issuance of Subsidiary Equity. In July 2000, MDA completed an initial public offering on the Toronto Stock Exchange of 6,600,000 shares of common stock, raising gross proceeds of approximately $37,500,000 for itself, $18,800,000 for Orbital and $5,600,000 for other selling shareholders. The company recognized a gain on the sale of such stock of $30,724,000 in 2000. In December 1999, the company's then wholly owned subsidiary, MDA, issued common stock to a group of minority investors, and immediately provided a dividend to the company for the gross amount of the proceeds from the sale of $75,000,000. Pursuant to its policy with respect to issuances of subsidiary equity, the company recorded a $62,282,000 gain on the sale of such stock (approximately $58,610,000 net of taxes). The company's ownership interest in MDA was approximately 52% and 66% at December 31, 2000 and 1999, respectively.

          Gain on Sale of Assets. On October 30, 2000, the company sold Fairchild for approximately $100,000,000 in cash. The company recognized a gain of $41,982,000 in 2000 related to the sale.

          Asset Impairments Charges. Since 1996, Orbital has been developing, constructing and testing several X-34 reusable rocketplanes under a contract with the National Aeronautics and Space Administration ("NASA"). NASA terminated this contract for convenience in March 2001. The company determined that its estimated future cash flows from X-34-related plant, property and equipment would not be sufficient to recover the recorded cost. Accordingly, the company recorded an asset impairment charge in the fourth quarter of 2000 of $15,911,000 to write down X-34-related property, plant and equipment to their estimated realizable values. The company also recorded a $3,400,000 provision for potentially uncollectible accounts receivable (recorded as selling, general and administrative expense). Although the company is seeking to recover from NASA a significant portion of costs associated with the X-34 contract, there can be no assurance that such recovery will occur.

     In December 1999, the company determined that the carrying value of a specialized voice communication satellite system it had constructed and launched would no longer be recoverable through the expected future sales of the related products or services. The company recorded a $15,217,000 asset impairment charge with respect to this asset in the fourth quarter of 1999.

     In addition, a commercial airline navigation and communications contract was cancelled in the fourth quarter of 1999. Consequently, the carrying value of the software and inventory in the amount of $14,820,000 was written off as a component of cost of goods sold in the fourth quarter of 1999.

4. INDUSTRY SEGMENT INFORMATION

     Orbital designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into four reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems, (iii) electronics and sensor systems, and (iv) space robotics, satellite ground systems, and mapping and land information products and services. Reportable segments are generally organized based upon product lines. All other activities of the company are reported in the corporate and other segment, which includes certain general and administrative expenses of corporate finance, legal, administrative and general management functions. The company's investment in, as well as its share of the income or loss of ORBCOMM, ORBIMAGE and CCI are also included in corporate and other. In 2000, corporate and other also includes a $29,462,000 write-off of ORBCOMM-related receivables.

     Orbital reports industry segment information in conformance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments in financial statements and requires selected information about operating segments. It also established standards for disclosures about products, services and geographic areas.

     In 2000, the company recast the composition of certain reportable segments as a result of new reporting mechanisms and as a result of Magellan and NavSol being considered discontinued operations. The corresponding segment information for the prior years has been revised to conform to the 2000 presentation.

     The following table presents operating information and identifiable assets by reportable segment. Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. There were no significant sales or transfers between segments.

                                                                YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             2000          1999         1998
                                                           ---------    ----------    --------
                                                                     (IN THOUSANDS)
LAUNCH VEHICLES AND ADVANCED PROGRAMS:
  Revenues...............................................  $ 119,588    $  157,032    $179,591
  Operating income (loss)................................    (20,621)       (8,452)     23,476
  Identifiable assets....................................    102,885       125,157      96,190
  Capital expenditures...................................      4,073        13,665       8,270
  Depreciation and amortization..........................      6,327         7,130       5,370
SATELLITES AND RELATED SPACE SYSTEMS:
  Revenues...............................................  $ 206,339    $  257,431    $227,042
  Operating income (loss)................................    (66,580)      (13,517)     17,388
  Identifiable assets....................................     55,653        58,153     109,922
  Capital expenditures...................................      8,920         7,481       4,499
  Depreciation and amortization..........................      5,824         5,066       4,835
ELECTRONICS AND SENSOR SYSTEMS:
  Revenues...............................................  $ 146,387    $  149,991    $125,758
  Operating income (loss)................................     (2,075)         (248)     11,312
  Identifiable assets....................................     53,109       114,765     109,907
  Capital expenditures...................................      2,228         3,373       5,563
  Depreciation and amortization..........................      3,682         4,689       3,125
SATELLITE GROUND SYSTEMS AND SPACE ROBOTICS, AND MAPPING
  AND LAND INFORMATION PRODUCTS AND SERVICES:
  Revenues...............................................  $ 253,230    $  199,792    $ 95,845
  Operating income (loss)................................     14,834        17,199       5,232
  Equity in earnings (losses) of affiliates..............     (2,299)         (182)         --
  Identifiable assets....................................    269,969       221,389      67,422
  Capital expenditures...................................     10,148        13,949       2,524
  Depreciation and amortization..........................     16,675         9,650       2,339
CORPORATE AND OTHER:
  Revenues...............................................  $     125    $    2,126    $    759
  Operating income (loss)................................    (51,849)      (38,229)    (15,057)
  Minority interests.....................................     (3,244)        2,250       1,762
  Gains on sales of subsidiary equity and assets.........     72,706        62,282          --
  Equity in earnings (losses) of affiliates..............   (119,183)      (97,008)    (76,815)
  Identifiable assets....................................    281,642       535,061     471,638
  Capital expenditures...................................     14,318        17,180      15,438
  Depreciation and amortization..........................     10,251        17,345       8,856

                                                                YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             2000          1999         1998
                                                           ---------    ----------    --------
                                                                     (IN THOUSANDS)
CONSOLIDATED:
  Revenues...............................................  $ 725,669    $  766,372    $628,995
  Operating income (loss)................................   (126,291)      (43,247)     42,351
  Equity in earnings (losses) of affiliates..............   (121,482)      (97,190)    (76,815)
  Minority interest......................................     (3,244)        2,250       1,762
  Gains on sales of subsidiary equity and assets.........     72,706        62,282          --
  Identifiable assets....................................    763,258     1,054,525     855,079
  Capital expenditures...................................     39,687        55,648      36,294
  Depreciation and amortization..........................     42,759        43,880      24,525

DOMESTIC AND NON-U.S. OPERATIONS

     The following table presents Orbital's revenues from continuing operations, operating income (loss) and identifiable assets by originating location:

                                                        YEARS ENDED DECEMBER 31,
                                                   -----------------------------------
                                                     2000          1999         1998
                                                   ---------    ----------    --------
                                                             (IN THOUSANDS)
REVENUES:
  United States..................................  $ 505,466    $  586,575    $551,859
  Canada and Mexico..............................    218,213       175,923      72,642
  Other..........................................      1,990         3,874       4,494
                                                   ---------    ----------    --------
     Total.......................................  $ 725,669    $  766,372    $628,995
                                                   =========    ==========    ========
OPERATING INCOME (LOSS):
  United States..................................  $(137,548)   $  (59,355)   $ 39,672
  Canada and Mexico..............................     11,169        15,725       2,277
  Other..........................................         88           383         402
                                                   ---------    ----------    --------
     Total.......................................  $(126,291)   $  (43,247)   $ 42,351
                                                   =========    ==========    ========
IDENTIFIABLE ASSETS:
  United States..................................  $ 593,737    $  848,423
  Canada and Mexico..............................    168,765       205,369
  Other..........................................        756           733
                                                   ---------    ----------
     Total.......................................  $ 763,258    $1,054,525
                                                   =========    ==========

EXPORT SALES AND MAJOR CUSTOMERS

     Orbital's sales to geographic areas were as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
United States......................................  $463,929    $486,735    $488,773
Canada.............................................   157,340     153,155      43,522
Southeast Asia.....................................    54,162      67,815      28,942
Middle East and other..............................    29,252      23,930      28,622
Far East...........................................    11,155      25,592      30,272
Europe.............................................     9,831       9,145       8,864
                                                     --------    --------    --------
     Total.........................................  $725,669    $766,372    $628,995
                                                     ========    ========    ========

     Approximately 34%, 39% and 46% of the company's revenues in 2000, 1999 and 1998, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government's prime contractors.

5. INVESTMENTS IN AND ADVANCES TO AFFILIATES

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

     Pursuant to the terms of the partnership agreements, until December 31, 1999, OCC and Teleglobe Mobile shared equal responsibility for the operational and financial affairs of ORBCOMM. The company accounted for its investment in ORBCOMM using the equity method of accounting.

     In January 2000, Orbital entered into an agreement (the "Omnibus Agreement") with ORBCOMM, Teleglobe, OCC, and Teleglobe Mobile pursuant to which Teleglobe Mobile became ORBCOMM's sole general partner and majority owner. As a result of the increase in Teleglobe's ownership interest in ORBCOMM, Orbital's share of ORBCOMM's total capital exceeded the book value of Orbital's investment in ORBCOMM. Accordingly, Orbital recorded a change-in-interest gain of $15,367,000 on reduction in ORBCOMM investment as an increase in additional paid-in capital.

     Orbital was the primary supplier to ORBCOMM of its communications satellites, launch vehicles and certain of its satellite ground systems and software. During 2000, 1999 and 1998, Orbital recorded sales to ORBCOMM totaling $22,849,000, $44,302,000 and $36,596,000, respectively. During 2000 and 1999,
Orbital recognized operating losses of $1,839,000 and $311,000, respectively. The company eliminated profit on these sales based on its ownership interest in ORBCOMM. This elimination is reported in equity in losses of affiliates. During 1999 and 1998, Orbital deferred invoicing ORBCOMM for approximately $37,000,000 and $33,000,000, respectively, for work performed under satellite and launch procurement agreements. Approximately $33,000,000 (including interest) of these amounts was advanced from an affiliate of Teleglobe to Orbital. As part of the Omnibus Agreement, Orbital, Teleglobe and ORBCOMM agreed to settle the deferred invoicing and related cash advances. ORBCOMM paid the company approximately $33,000,000 in cash, which was then used by the company to repay the advances from Teleglobe. In addition, in March 2000, the company converted approximately $33,000,000 of its deferred invoices into partnership interests in ORBCOMM. Also, in January 2000, the company converted $2,962,000 of invoices due to Orbital from ORBCOMM pursuant to an administrative services agreement into an equity contribution to ORBCOMM. Finally, ORBCOMM, using funds contributed for this purpose by Teleglobe, paid one-third of the $25,000,000 remaining balance due Orbital in the first quarter of 2000.

     During the second quarter of 2000, ORBCOMM failed to meet payment obligations to Orbital under the ORBCOMM system procurement agreement. Accordingly, effective June 2000, the company ceased recognizing revenue on the ORBCOMM system procurement agreements. In September 2000, ORBCOMM defaulted on its interest payment obligations under its $170,000,000 Senior Notes (the "Notes"). Teleglobe Mobile and OCC are guarantors of the Notes. OCC's guarantee is non-recourse to Orbital.

     In September 2000, ORBCOMM and its subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. On April 12, 2001, ORBCOMM, Teleglobe Holdings, ORBCOMM's creditors committee, OCC and the company signed a preliminary non-binding term sheet providing for a sale of ORBCOMM's assets to a newly formed consortium called International Licensees, LLC and for a comprehensive liquidating plan of reorganization for ORBCOMM. There can be no assurance that the sale and reorganization plan will be consummated, in which case, we expect that ORBCOMM's Chapter 11 reorganization proceeding would be converted to a Chapter 7 liquidation proceeding.

     Orbital recorded non-cash charges totaling $113,123,000 in the second half of 2000 to fully write off its $56,852,000 investment in ORBCOMM as of June 30, 2000, and to write down ORBCOMM-related receivables totaling $54,527,000, including $813,000 of receivables written off by Magellan. Magellan's write down in the third quarter of 2000 of $2,753,000 of ORBCOMM-related inventory, less minority interest of $1,009,000, was included in the results from discontinued operations. At December 31, 2000, the estimated realizable values of such receivables and inventory were $196,000 and $12,854,000, respectively. Although management believes that these write-offs were sufficient to cover the company's current exposure, such reserves do not include any additional charges that might result should any disputes, litigation or unforeseen contingencies related to ORBCOMM arise.

     At December 31, 2000 and 1999, ORBCOMM had approximately $11,895,000 and $389,812,000 in total assets, $316,352,000 and $299,063,000 in total liabilities and ($304,457,000) and $90,749,000 of total partner's capital (deficit), respectively. At December 31, 2000 and 1999, ORBCOMM had approximately $3,895,000 and $31,121,000 in total current assets and $16,655,000 and
$127,543,000 in total current liabilities, respectively. ORBCOMM recorded approximately $7,797,000, $2,772,000 and $1,262,000 in revenues, approximately $509,317,000, $116,034,000 and $62,996,000 in losses from operations, and
$543,227,000, $144,548,000 and $69,628,000 in net losses for the years ended
December 31, 2000, 1999 and 1998, respectively. Orbital recognized equity in losses of affiliates of $92,723,000, $73,560,000 and $34,827,000 for the years ended December 31, 2000, 1999 and 1998, respectively, for its share of ORBCOMM's losses, elimination of profits on sales to ORBCOMM and, for 2000, the write-off of the remaining investment balance.

ORBIMAGE

     In 1997, the company's subsidiary, ORBIMAGE, completed a private placement of preferred equity. Although Orbital owns substantially all of the common stock of ORBIMAGE, Orbital is unable to control, but is able to exercise significant influence over, ORBIMAGE's operational and financial affairs. Accordingly, the company uses the equity method of accounting for its ownership interest in ORBIMAGE.

     Equity in earnings (losses) of affiliates includes Orbital's 100% share of ORBIMAGE's losses, including preferred stock dividends. As of December 31, 1999, the company's investments in and advances to ORBIMAGE were $8,094,000. During the second quarter of 2000, the company's share of ORBIMAGE's losses exceeded the company's investment balance and the company suspended recognition of additional ORBIMAGE losses when its investment balance was reduced to zero. At that time the company concluded that it did not intend to provide additional future equity funding to ORBIMAGE. During the first quarter of 2001, as a result of industry and market conditions, the company reconsidered its intentions regarding potential future funding to ORBIMAGE. As a result, the company commenced recognizing ORBIMAGE's losses in the fourth quarter of 2000, including $16,038,000 of ORBIMAGE's losses, representing the cumulative amount of losses incurred by ORBIMAGE, including preferred dividends, not previously recognized by Orbital through December 31, 2000. Such losses are in excess of the company's investment in ORBIMAGE and have been reflected as a liability in the accompanying consolidated financial statements.

     During the second quarter of 2000, Orbital agreed to temporarily refund $20,000,000 to ORBIMAGE in January 2001 from amounts previously paid by ORBIMAGE under its procurement agreement with Orbital, provided, however, that such obligation would be terminated if Orbital were to successfully broker a renegotiation of ORBIMAGE's license agreement for worldwide RadarSat-2 satellite distribution rights with MDA by January 2001. The existing RadarSat-2 agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. Radarsat-2 distribution rights. Orbital believes that as a result, its obligation to temporarily refund $20,000,000 was extinguished. ORBIMAGE has notified Orbital of its position, notwithstanding the renegotiation of the license agreement, that the $20,000,000 refund is now due and payable, which Orbital disputes. The parties are currently in discussions to resolve this matter. Under the new RadarSat-2 license agreement, $10,000,000 will be due from ORBIMAGE in 2002. Orbital has agreed to purchase up to $10,000,000 of receivables from ORBIMAGE in 2002, subject to certain conditions, if ORBIMAGE is unable to make its 2002 payments to MDA.

     In March 2001, ORBIMAGE defaulted on its interest payment obligations under its $225,000,000 Senior Notes due 2005. The Senior Notes are non-recourse to Orbital. ORBIMAGE management currently estimates that ORBIMAGE has sufficient resources to meet its capital and operating requirements through April 2001. ORBIMAGE is seeking to restructure the Senior Notes and to obtain capital from third parties as well as its existing shareholders. There can be no assurance that such capital will be available on a timely basis or at all.

     Under a procurement agreement between Orbital and ORBIMAGE, Orbital is providing and launching the OrbView-3 and OrbView-4 satellites, and constructing the related ground segment on a fixed-price basis. As a result of ORBIMAGE's lack of liquidity and weakened financial condition, Orbital ceased recognizing revenues on the ORBIMAGE system procurement contract beginning in the third quarter of 2000 and commenced accounting for its contract with ORBIMAGE using the completed contract method.

     During the years ended December 31, 2000, 1999 and 1998, Orbital recorded sales to ORBIMAGE of approximately $10,060,000, $50,100,000 and $89,006,000, respectively. During 2000 and 1999, Orbital recognized operating losses of $21,323,000 and $12,199,000, respectively. The company eliminated 100% of the profit on these sales. This elimination is reported in equity in losses of affiliates. Additionally, Orbital provides certain administrative services to ORBIMAGE on a cost-reimbursable basis. During 2000, 1999 and 1998, Orbital was reimbursed approximately $471,000, $1,513,000 and $1,985,000, respectively, for such administrative services.

     At December 31, 2000 and 1999, the company had total receivables due from ORBIMAGE of approximately $500,000 and $10,899,000, respectively. At December 30, 2000, the company also had approximately $18,524,000 of ORBIMAGE-related inventory. Under the completed contract method, costs incurred under the contract are capitalized as inventory. Should ORBIMAGE be unsuccessful in its efforts to raise additional capital, Orbital's ORBIMAGE-related receivables and inventory could become impaired.

     At December 31, 2000 and 1999, ORBIMAGE had approximately $344,329,000 and $359,838,000 in total assets, $247,463,000 and $253,604,000 in total liabilities and ($9,237,000) and $14,671,000 of total stockholders' (deficit) equity, respectively. At December 31, 2000 and 1999, ORBIMAGE had approximately $14,898,000 and $55,719,000 in total current assets and $240,493,000 and
$23,618,000 in total current liabilities, respectively. ORBIMAGE recorded approximately $24,123,000, $18,587,000 and $11,663,000 in revenues, $2,573,000,
$2,625,000 and $3,552,000 in gross losses, $9,552,000, $6,722,000, and
$5,679,000 in net losses and $24,092,000, $19,796,000 and $26,538,000 in net losses available to common shareholders after considering preferred stock dividends for the years ended December 31, 2000, 1999 and 1998, respectively.

CCI INTERNATIONAL, N.V.

     In 1998, the company acquired an equity interest in, and entered into a satellite procurement contract with CCI International, N.V. ("CCI"), a start-up satellite voice communications provider. The company had an investment in CCI of $9,942,000 at December 31, 1998. CCI ceased operations in 2000. The company provided substantially all of CCI's funding in 1998, and accordingly, the company did not recognize any revenue in connection with its satellite contract with CCI and recognized all of CCI's losses. Orbital concluded in 1999 that its investment in CCI was impaired and recorded a non-cash charge of $11,128,000 in 1999 to write off its investment in CCI. This loss is included in equity in losses of affiliates in the accompanying statements of operations.

OTHER INVESTMENTS

     The company owns equity interests in several emerging companies. The carrying value of these investments was approximately $2,327,000 and $5,198,000, respectively, at December 31, 2000 and 1999.

6. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

ATLANTIC TECHNOLOGIES

     In November 2000, the company, through its MDA subsidiary, acquired all of the assets of Atlantic Technologies, LLC for approximately $8,500,000 in cash with up to $6,000,000 in MDA shares to be issued over three years, subject to specified conditions.

     The company accounted for its acquisition using the purchase method of accounting. The purchase price exceeded the fair value of identifiable tangible and intangible assets acquired resulting in goodwill of approximately $10,809,000, which is being amortized on a straight-line basis over 20 years.

DATAQUICK PRODUCTS

     In April 2000, the company, through its MDA subsidiary, acquired certain of the assets and liabilities of the DataQuick Products division of Acxiom Corporation for approximately $56,000,000. The company has accounted for its acquisition using the purchase method of accounting. The purchase price exceeded the fair value of the net tangible assets and identifiable intangible assets by approximately $44,275,000, which is being amortized on a straight-line basis over twenty years.

ROBOTICS DIVISION OF SPAR AEROSPACE LTD.

     In May 1999, the company, through its MDA subsidiary, acquired all the assets and certain liabilities of the space robotics division of Toronto-based Spar Aerospace Ltd. ("Robotics") for approximately $43,000,000. MDA paid half of the purchase price in cash at closing and issued an unsecured 8% note, which was paid in May 2000, for the remainder. The company has accounted for the acquisition using the purchase method of accounting. The liabilities recorded exceeded the fair value of tangible and identifiable intangible assets acquired resulting in goodwill of approximately $56,000,000 which is being amortized on a straight-line basis over 30 years.

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

     The following unaudited, supplemental financial information presents the consolidated results of operations, on a pro forma basis, as though the above acquisitions were consummated on January 1, 1998:

                                                              DECEMBER 31,
                                                   ----------------------------------
                                                     2000         1999         1998
                                                   ---------    ---------    --------
                                                    (IN THOUSANDS EXCEPT SHARE DATA)
Revenues.........................................  $ 751,344    $ 822,839    $774,167
Net loss.........................................   (274,656)    (117,169)    (54,628)
Net loss per common and diluted share............      (7.33)       (3.14)      (1.53)

LICENSE AGREEMENT

     In May 1999, MDA entered into a $37,000,000 long-term license agreement with the British Columbia provincial government whereby MDA obtained the exclusive rights to use certain government information databases (the "License Agreement"). MDA provides Internet-based services pursuant to the License Agreement. For the license, MDA paid approximately $13,000,000 in cash and borrowed approximately $7,000,000 under an existing line of credit and $17,000,000 pursuant to a loan that was repaid in 2000. The cost of this license is classified as an other long-term asset and is being amortized on a straight-line basis over its 10-year term.

7. BALANCE SHEET ACCOUNTS

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     At December 31, 2000 and 1999, the company had approximately $8,697,000 and $17,041,000, respectively, of cash restricted to support bank covenants and outstanding letters of credit.

     Short-term investments consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              ------    -------
                                                               (IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES
  Canadian mortgage bonds...................................  $   --    $10,912
  Commercial paper securities...............................   8,435         --
                                                              ------    -------
TRADING SECURITIES
  Mutual funds at fair value................................      --      6,677
                                                              ------    -------
     Total..................................................  $8,435    $17,589
                                                              ======    =======

     At December 31, 1999, the gross unrealized gains and losses on short-term trading securities were $1,087,000. Amortized cost approximated fair value for available-for-sale securities at December 31, 2000 and 1999.

     At December 31, 2000, available-for-sale securities with a fair value of $1,991,000 were included in other non-current assets. Unrealized gains on these securities were $335,000 at December 31, 2000.

INVENTORY

     Inventories, net of allowances for obsolescence, consisted of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Components and raw materials................................  $20,602    $12,227
Work-in-process.............................................   46,473     36,725
Allowance for inventory obsolescence........................   (5,495)    (8,416)
                                                              -------    -------
     Total..................................................  $61,580    $40,536
                                                              =======    =======

     Work-in-process inventory includes $18,524,000 at December 31, 2000 related to the costs incurred in the second half of 2000 in connection with the ORBIMAGE system procurement contract (see Note 5). Should ORBIMAGE be unsuccessful in its efforts to raise additional capital, the related inventory amounts may be impaired.

ACCOUNTS RECEIVABLE

     The components of receivables were as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Billed and billable.........................................  $ 94,524    $166,776
Recoverable costs and accrued profit not billed.............    64,816     104,103
Retainages due upon contract completion.....................     5,632      13,707
Allowance for doubtful accounts.............................   (22,627)    (15,957)
                                                              --------    --------
     Total..................................................  $142,345    $268,629
                                                              ========    ========

     Approximately 80% of recoverable costs and accrued profit not billed and retainages due upon contract completion at December 31, 2000 is due within one year and will be billed on the basis of contract terms and delivery schedules. At December 31, 2000 and 1999, $27,856,000 and $45,749,000, respectively, were receivable from non-U.S. customers.

     The accuracy and appropriateness of Orbital's direct and indirect costs and expenses under its government contracts, and, therefore, its receivables recorded pursuant to such contracts, are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate governmental agencies. These agencies have the right to challenge Orbital's cost estimates or allocations with respect to any such contract. Additionally, a substantial portion of the payments to the company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. In the opinion of management, any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on the company's financial condition or results of operations.

     The company enters into forward exchange contracts in an effort to hedge against foreign currency fluctuations on certain receivables and payables denominated in foreign currencies. Accordingly, Orbital is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. The following table summarizes at December 31, 2000, outstanding foreign exchange contracts to sell (purchase) foreign currencies, along with current market values:

                                            CURRENCIES                CURRENT    UNREALIZED
                                              HEDGED      CONTRACT    MARKET        GAIN
FOREIGN CURRENCY HEDGE                       AGAINST       AMOUNT      VALUE       (LOSS)
----------------------                      ----------    --------    -------    ----------
                                                     (U.S. DOLLARS, IN THOUSANDS)
EURO......................................      CD        $ 1,137     $ 1,170      $  33
Pounds Sterling...........................      CD            232         237          5
Norwegian Kroner..........................      CD            350         355          5
U.S. Dollars..............................      CD         (8,821)     (8,788)        33
Italian Lire..............................      CD            (36)        (34)        (2)
Japanese Yen..............................      US         14,659      13,763       (896)

---------------
CD -- Canadian Dollars, US -- U.S. Dollars

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Land........................................................  $   4,061    $   4,061
Buildings and leasehold improvements........................     43,512       31,910
Machinery and equipment.....................................    162,565      169,572
Equipment and satellite systems under construction..........      2,021       22,446
Software, intellectual property and technical drawings......     31,918       16,432
Accumulated depreciation and amortization...................   (115,364)    (114,173)
                                                              ---------    ---------
     Total..................................................  $ 128,713    $ 130,248
                                                              =========    =========

     Interest expense totaling $1,846,000, $2,711,000, and $1,705,000 was capitalized during 2000, 1999 and 1998, respectively, as part of the historical cost of buildings and equipment under construction.

ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Payroll, payroll taxes and fringe benefits..................  $ 34,539    $ 43,449
Payable to subcontractors...................................     6,183       5,902
Accrued contract costs......................................    27,217      40,106
Accrued financing and acquisition costs.....................     2,848      13,973
Accrued income taxes........................................     1,550      12,533
Accrued warranty reserves...................................     3,793          --
Accrued litigation settlement...............................    11,500          --
Accrued sublease losses.....................................     5,159          --
Other accrued expenses......................................    12,348      14,683
                                                              --------    --------
     Total..................................................  $105,137    $130,646
                                                              ========    ========

     In 2000, the company established a $5,159,000 liability for estimated losses on unutilized subleased facilities.

VENDOR FINANCING

     In 2000, the company secured vendor financing that provided for the deferral of payments under certain contracts. The deferred payments are due by the end of 2001 along with accrued interest at the annual interest rate of 8.25%. As of December 31, 2000, $31,562,000 of deferred vendor payments and interest was recorded in accounts payable.

8. DEBT OBLIGATIONS

     The following table sets forth long-term obligations, excluding capital lease obligations (see Note 9):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
7.6% -- 9.09% notes, principal and interest due monthly
  through 2004..............................................  $   7,444    $  27,326
8.41% note, principal and interest due monthly through
  2004......................................................      6,239        7,385
Non-interest bearing notes, principal due semi-annually
  through 2005..............................................      1,561        2,100
6% note, due in 2000........................................         --        1,450
6.22% -- 7.125% bank notes, principal and interest due
  monthly through 2002......................................         --       21,569
Revolving credit facility, interest due monthly at LIBOR
  plus 0.75% to 1.3%, principal due two years from last date
  of revolving period, currently 2003.......................     35,261           --
Term credit facility, interest due monthly at LIBOR plus
  0.75% to 1.3% through 2005 and principal due in 2005......     19,184           --
8% note, due in 2000........................................         --       22,976
15% note, interest due semi-annually, principal due in June
  2001......................................................      6,666       13,333
Primary credit facility, interest due quarterly at LIBOR
  plus 3.75% through July 2002 and principal due July
  2002......................................................    115,000      165,000
5% convertible subordinated notes, interest due
  semi-annually, principal due 2002.........................    100,000      100,000
                                                              ---------    ---------
                                                                291,355      361,139
LESS CURRENT PORTION........................................   (127,426)    (123,361)
                                                              ---------    ---------
LONG-TERM PORTION...........................................  $ 163,929    $ 237,778
                                                              =========    =========

     The 7.6% -- 9.09% notes are collateralized by certain office, computer and test equipment. The 8.41% note is collateralized by the company's L-1011 aircraft.

     MDA paid the remaining outstanding principal balances on the 6.22% -- 7.125% bank notes in 2000 and entered into a new credit facility with a syndicate of six banks. The new agreement provides a total facility to MDA and its subsidiaries of $126,650,000, consisting of a $73,325,000 revolving facility, a $20,000,000 term facility and a $33,325,000 program-specific letter of credit facility. At December 31, 2000, $35,261,000 and $19,184,000 were outstanding under the revolving and term facilities, respectively. Letters of credit outstanding at December 31, 2000 totaled $22,041,000. Interest rates on the facility are based on LIBOR plus 0.75% to 1.3%, or 7.55% to 8.1% at December 31, 2000. The new credit facility is collateralized by MDA's assets and includes certain operational and financial covenants, including certain restrictions on the payment of dividends. MDA's credit facility is non-recourse to Orbital.

     The 15% note restricts the payment of cash dividends and contains certain covenants with respect to fixed charges ratio, leverage ratio and tangible net worth, and includes certain cross-default provisions. A portion of the collateral for the primary credit facility described below is pledged for this note.

     Orbital's primary credit facility (the "Primary Facility") is with an international syndicate of banks and provided for total borrowings of $115,000,000, all of which was drawn and outstanding at December 31, 2000, at a weighted average interest rate of 10.56%. It was amended several times in 2000 to waive noncompliance with certain financial covenants and to amend other covenants, including net worth, leverage, fixed charges capital expenditures and subsidiary debt and to reduce the credit facility. The Primary Facility had mandatory prepayment requirements to reduce the total amount outstanding. Orbital satisfied these requirements in 2000 when it paid down $8,000,000 with proceeds from the sale of MDA shares and $46,000,000 with proceeds from the sale of Fairchild in 2000.

     On February 23, 2001, the company entered into a $30,000,000 364-day loan (the "Secondary Facility") with this bank syndicate. At that same time, the company amended and restated the Primary Facility (the "Amended and Restated Primary Facility") in order to, among other things, modify the prepayment terms, expand the collateral provided to the banks and change the expiration date from December 2002 to July 2002. Orbital's borrowings are now collateralized by accounts receivable, intellectual property, inventory, equipment, real estate and certain other assets, including the stock of the company's wholly owned subsidiaries, which include MDA Holdings Corporation, the holder of all shares of MDA that the company beneficially owns. The Amended and Restated Primary Facility and the Secondary Facility prohibit the payment of cash dividends and the making of investments, and contain certain covenants with respect to working capital levels, operating cash flows, leverage and net worth. During the first quarter of 2001, the company defaulted under several financial covenants dealing with minimum consolidated net worth, consolidated leverage and senior leverage under both the Amended and Restated Primary Facility and the Secondary Facility. The defaults were waived by the bank group in amendments signed in April 2001.

     The Amended and Restated Primary Facility and the Secondary Facility require that the company reduce outstanding balances under the facilities in connection with debt issuances, equity issuances or asset sales. The company must apply 100% of the first $50,000,000 of net cash proceeds from any asset sale, 43.75% of the next $80,000,000 and 70% thereafter to pay down amounts owing under the Secondary Facility first, and then the Amended and Restated Primary Facility. In addition, the company must apply 100% of net cash proceeds from any debt issuances and 55% of the net cash proceeds of any equity issuance to pay down the facilities. Orbital will default under the leverage covenant in both the Secondary Facility and the Amended and Restated Primary Facility unless it completes asset sales by June 30, 2001 that raise sufficient proceeds to pay down a significant portion of debt.

     In September 1997, Orbital sold $100,000,000 of 5% convertible subordinated notes due October 2002. The notes are convertible at the option of the holders into Orbital common stock at a conversion price of $28.00 per share, subject to adjustment in certain events.

     The fair value of Orbital's convertible subordinated notes at December 31, 2000 and 1999 is estimated at approximately $45,500,000 and $85,625,000, respectively. Fair value estimates are based on quoted market prices or on current rates offered for debt of similar remaining maturities. The carrying amounts of the other outstanding debt approximate their fair values. Scheduled maturities of long-term debt for each of the years in the five-year period ending December 31, 2005 are $127,426,000, $104,300,000, $37,750,000, $2,016,000
and $19,862,000, respectively.

     Magellan maintains a short-term credit facility that is guaranteed by Orbital. At December 31, 2000 and 1999, approximately $8,145,000 and $6,345,000 was outstanding on this facility at an average borrowing rate of 11.50% and 10.25%, respectively. These borrowings are collateralized by Magellan's accounts receivable, inventory, equipment and general intangibles. In the first quarter of 2001, the company paid Silicon Valley Bank $1,100,000 under the guarantee in order to avoid a default on Magellan's tangible net worth covenant.

     In 1996, ORBCOMM issued $170,000,000 14% senior unsecured notes due 2004 (the "ORBCOMM Notes") to institutional investors. ORBCOMM defaulted on the ORBCOMM Notes, in September 2000. The ORBCOMM Notes are fully and unconditionally guaranteed on a joint and several basis by OCC and Teleglobe Mobile. On April 5, 2001, HSBC Bank USA, the indenture trustee for the ORBCOMM Notes, submitted to OCC and other guarantors of the ORBCOMM Notes a formal demand for payment of the outstanding principal amount of the notes, plus accrued unpaid interest from February 15, 2000 and related expenses. OCC's obligation is non-recourse to Orbital.

9. COMMITMENTS AND CONTINGENCIES

LEASES

     Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) at December 31, 2000 were as follows:

                                                              OPERATING    CAPITAL
                                                              ---------    -------
                                                                 (IN THOUSANDS)
2001........................................................  $ 23,635     $ 1,826
2002........................................................    22,865         743
2003........................................................    22,824         600
2004........................................................    22,559         577
2005........................................................    21,139         183
2006 and hereafter..........................................   134,525         108
                                                              --------     -------
                                                                             4,037
Less interest at 10%........................................  $247,547        (578)
                                                              --------
Less current portion........................................                (1,671)
                                                                           -------
Long-term portion...........................................               $ 1,788
                                                                           =======

     Rent expense for 2000, 1999 and 1998 was approximately $23,170,000, $18,385,000 and $14,124,000, respectively.

LITIGATION

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

     The company is currently arbitrating a claim brought by Thomas van der Heyden alleging that the company is in actual or anticipatory breach of obligations allegedly imposed on the company in a judgment in a previous action brought by the plaintiff against CTA. Mr. van der Heyden claims that he is entitled to a sum exceeding $30,000,000 from the company, as successor-in-interest to CTA. Management believes that Mr. van der Heyden's allegations in these proceedings are without merit and intends to vigorously defend against the allegations. In addition, under the terms of the CTA acquisition, Orbital believes it is entitled to indemnification from CTA for all or a part of any damages arising from this litigation.

     In March 2001, MDA and certain of its executive officers, as well as the Province of British Columbia and various provincial government officials, were named in a lawsuit brought by Infowest Services Inc. alleging various conspiracies among MDA and others, breach of contract, abuse of government power and other related allegations in connection with the BC Online procurement during 1997 to 1999. The lawsuit seeks over $80,000,000 in damages. MDA believes that these claims are without merit and intends to vigorously defend against the allegations.

     The eventual outcome of the foregoing legal matters is uncertain and could have a material adverse impact on the company's results of operations and financial condition.

     In July 2000, the company reached an agreement to settle the outstanding class-action lawsuit filed in 1999 alleging violations of federal securities laws. The settlement agreement provides for the plaintiffs to receive a cash payment of $11,000,000 to be made by the company's insurance carrier, and warrants to be issued by the company in 2001, which had an aggregate fair market value of $11,500,000 as of the settlement date. Accordingly, an expense and liability of $11,500,000 were recorded in the second quarter of 2000.

     The creditors committee of ORBCOMM has notified the company that they believe ORBCOMM's bankruptcy estate is entitled to recover approximately $57,000,000 in allegedly preferential payments that Orbital received in connection with the sale of satellites and launch services to ORBCOMM during the one-year period preceding ORBCOMM's bankruptcy filing. The creditors committee has also asserted that the ORBCOMM estate is entitled to recover approximately $900,000 in allegedly preferential payments received by MDA. Orbital believes that all such claims are without merit and that the company has adequate defenses to all such claims. As previously discussed, the current proposed ORBCOMM liquidating plan of reorganization, if implemented, would include a release of the foregoing claims.

     In addition, the company and its subsidiaries are parties to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such other litigation or proceedings will have a material adverse effect on our results of operations or financial position.

CONTRACTS

     Most of the company's government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our business. In March 2001, NASA terminated for convenience the company's X-34 research and development contract (see Note 3). Although Orbital is seeking to recover from NASA a significant portion of its costs associated with such termination for convenience, there can be no assurance that the company will be successful in recovering all its costs on a timely basis, if at all.

10. INCOME TAXES

     The provisions for income taxes consisted of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
                                                                (IN THOUSANDS)
CURRENT PROVISION:
  U.S. Federal.........................................  $    --    $    --    $   --
  Foreign..............................................      424     20,040     1,394
  State................................................       --         --        --
DEFERRED PROVISION (BENEFIT):
  U.S. Federal.........................................    9,886         --        --
  Foreign..............................................    5,481     (8,936)    3,822
  State................................................       --         --        --
                                                         -------    -------    ------
     Total.............................................  $15,791    $11,104    $5,216
                                                         =======    =======    ======

     The income tax provisions were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
U.S. Federal statutory rate.................................  (35.0)%   (35.0)%   (35.0)%
Changes in valuation allowance..............................   45.5      51.8      44.2
Investments in affiliates and minority interests in net
  assets of consolidated subsidiaries.......................    1.2      (2.6)      3.3
Intangible amortization.....................................    1.0       2.9       5.1
Foreign income taxes in excess of statutory rate............    0.5       4.4       3.6
Other, net..................................................   (5.8)     (9.7)     (4.5)
                                                              -----     -----     -----
     Effective rate.........................................   7.4%     11.8%     16.7%
                                                              =====     =====     =====

     The tax effects of significant temporary differences were as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
TAX ASSETS:
  U.S. Federal and state net operating loss carryforward....  $ 168,277    $ 128,095
  Non-deductible financial statement accruals...............    101,305       80,307
  U.S. Federal and foreign tax credit carryforward..........      2,998        2,998
  Intangible assets.........................................      6,029        6,511
                                                              ---------    ---------
                                                                278,609      217,911
  Valuation allowance.......................................   (214,063)    (118,119)
                                                              ---------    ---------
     Tax assets, net........................................  $  64,546    $  99,792
                                                              =========    =========
TAX LIABILITIES:
  Excess deductions for tax reporting purposes..............  $  14,641    $  52,841
  Excess tax depreciation...................................     27,594       19,895
  Investments in subsidiaries/affiliates....................      5,441        5,719
  Percentage-of-completion accounting.......................      2,702        2,702
                                                              ---------    ---------
     Tax liabilities........................................  $  50,378    $  81,157
                                                              =========    =========

     In 2000, 1999 and 1998, approximately $11,106,000, $16,213,000 and
$8,300,000, respectively, of income before provision for income taxes was generated from foreign sources. At December 31, 2000, the company had U.S. Federal net operating loss carryforwards (portions of which expire beginning in 2004) of approximately $444,791,000, and U.S. research and experimental tax credit carryforwards of approximately $2,998,000. Such net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions. The increase in the valuation allowance of $95,944,000 is primarily due to current year operating losses and management's assessment of anticipated future taxable income. There is a potential for near-term reversal of the valuation allowance dependent on the future operating results. Management currently believes that it is more likely than not that its existing net deferred tax assets will be realized in the future.

     Due to adjustments in the allocation of the purchase price accounting for the recent acquisitions by MDA, the net deferred tax assets attributable to MDA were increased by $10,900,000. This increase to the net deferred tax assets was adjusted through a corresponding decrease in recorded goodwill for these acquisitions.

11. COMMON STOCK AND STOCK OPTION PLANS

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

     In 1999, the company adopted an Employee Stock Purchase Plan ("ESPP") for employees of the company (including its consolidated U.S. subsidiaries). Under the ESPP, eligible employees may purchase up to 1,000,000 shares of Orbital's common stock, subject to certain limitations. The ESPP has semi-annual offering periods beginning on January 1 and July 1 and allows employees to purchase shares of stock at the lesser of 85% of the fair market value of shares at either the beginning or the end of the offering period.

     As of December 31, 2000, the company's 1997 Stock Option and Incentive Plan, as amended in 1999 (the "1997 Plan"), provided for awards of up to 6,800,000 incentive or non-qualified stock options and shares of restricted stock to employees, directors, consultants and advisors of the company and its subsidiaries. Under the terms of the 1997 Plan, options may not be issued at less than 100% of the fair market value of the company's common stock on the date of grant. Options under the 1997 Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant. Options granted in 2000 were vested one-third immediately, with the remaining two-thirds vesting in equal increments over two years. Options expire no more than ten years following the grant date. The 1997 Plan provides for automatic grants of non-qualified stock options to nonemployee directors of the company. The company also has options outstanding that were issued pursuant to two predecessor plans to the 1997 Plan, as well as replacement options issued in connection with certain acquisitions.

     The following two tables summarize information regarding options under the company's stock option plans for the last three years:

                                                                   WEIGHTED
                                                                   AVERAGE     OUTSTANDING
                                     NUMBER OF     OPTION PRICE    EXERCISE        AND
          ORBITAL OPTIONS              SHARES       PER SHARE       PRICE      EXERCISABLE
          ---------------            ----------    ------------    --------    -----------
Outstanding at December 31, 1997...   4,007,291    $ 1.84-24.00     $15.16      1,549,185
  Granted..........................   2,236,700     18.38-38.44      32.49
  Exercised........................  (1,086,537)     1.76-20.75      13.39
  Cancelled or expired.............    (713,898)     3.51-36.50      35.07
                                     ----------
Outstanding at December 31,
  1998.............................   4,443,556      3.51-38.44      21.09      1,548,218
  Granted..........................   2,070,400     12.50-43.31      25.88
  Exercised........................    (218,346)     3.51-24.00      13.50
  Cancelled or expired.............    (282,888)     3.51-38.44      23.17
                                     ----------
Outstanding at December 31, 1999...   6,012,722      3.51-43.31      22.66      2,602,819
  Granted..........................   1,746,033      8.00-36.50      12.34
  Exercised........................     (17,587)     3.51-12.25       6.74
  Canceled or expired..............    (766,167)     3.51-40.00      24.94
                                     ----------
Outstanding at December 31, 2000...   6,975,001    $ 3.51-43.31     $19.86      4,409,970
                                     ==========    ============     ======      =========

                                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                    ----------------------------------------------------   ---------------------------------
                                           WEIGHTED
                         NUMBER            AVERAGE           WEIGHTED           NUMBER           WEIGHTED
    RANGE OF          OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE         AVERAGE
 EXERCISE PRICES    AT DEC. 31, 2000   CONTRACTUAL LIFE   EXERCISE PRICE   AT DEC. 31, 2000   EXERCISE PRICE
 ---------------    ----------------   ----------------   --------------   ----------------   --------------
$ 3.5100-$13.5000..    2,359,886             7.75            $12.1688         1,189,340          $12.4545
$13.6200-$22.6250..    3,266,720             6.99            $19.4997         2,329,243          $18.5024
$24.000-$43.3100..     1,348,395             7.61            $34.1891           891,387          $33.5075
-----------------      ---------             ----            --------         ---------          --------
$ 3.5100-$43.3100..    6,975,001             7.37            $19.8592         4,409,970          $19.9043
=================      =========             ====            ========         =========          ========

     OCC adopted a stock option plan in 1992 (the "OCC Plan"), which provided for grants of incentive and non-qualified stock options to purchase OCC common stock to officers and employees of ORBCOMM and the company. No OCC options have been granted since 1998. Options were granted under the OCC Plan at the fair market value of OCC common stock at the date of grant as determined by OCC's Board of Directors. Options under the OCC Plan vest in one-fourth increments over a four-year period following the date of grant. Certain provisions of the OCC Plan require OCC to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options. During 2000, 1999, and 1998, OCC repurchased zero, 9,700 and 1,000 shares, respectively, of OCC common stock under this provision.

     The following two tables summarize information regarding options under the OCC Plan for the last three years:

                                                                   WEIGHTED
                                                                   AVERAGE     OUTSTANDING
                                      NUMBER OF    OPTION PRICE    EXERCISE        AND
            OCC OPTIONS                SHARES       PER SHARE       PRICE      EXERCISABLE
            -----------               ---------    ------------    --------    -----------
Outstanding at December 31, 1997....    749,830    $ 1.50-26.50     $15.22       415,804
  Granted...........................    305,300     26.50-39.75      32.37
  Exercised.........................    (32,600)     1.50-13.00       3.15
  Cancelled or expired..............    (17,700)     1.50-26.50      23.94
                                      ---------
Outstanding at December 31, 1998....  1,004,830      1.50-39.75      20.40       520,864
  Granted...........................     36,000     39.75-43.67      43.34
  Exercised.........................    (35,000)     1.50-26.50       8.02
  Cancelled or expired..............   (287,825)     4.00-43.67      27.84
                                      ---------
Outstanding at December 31, 1999....    718,005      1.50-43.67      19.18       531,739
  Granted...........................         --              --         --
  Exercised.........................         --              --         --
  Cancelled or expired..............   (148,440)     1.50-39.75      23.87
                                      ---------
Outstanding at December 31, 2000....    569,565    $ 1.50-43.67     $18.10       501,574
                                      =========    ============     ======       =======

                                        WEIGHTED
                      NUMBER            AVERAGE           WEIGHTED           NUMBER           WEIGHTED
   RANGE OF        OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE         AVERAGE
EXERCISE PRICES  AT DEC. 31, 2000   CONTRACTUAL LIFE   EXERCISE PRICE   AT DEC. 31, 2000   EXERCISE PRICE
---------------  ----------------   ----------------   --------------   ----------------   --------------
$1.50-$25.00...      290,290              2.43             $ 6.43           290,290            $ 6.43
$26.50-$43.67..      279,650              7.05             $30.22           211,284            $28.31
---------------      -------              ----             ------           -------            ------
$1.50-$43.67...      569,940              4.69             $18.10           501,574            $15.65
===============      =======              ====             ======           =======            ======

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

     The following two tables summarize information regarding options under Magellan's stock option plans for the last three years:

                                                                     WEIGHTED       OUTSTANDING
                                    NUMBER OF     OPTION PRICE       AVERAGE            AND
MAGELLAN OPTIONS                      SHARES       PER SHARE      EXERCISE PRICE    EXERCISABLE
----------------                    ----------    ------------    --------------    -----------
Outstanding at December 31,
  1997............................   6,779,660     $     1.10         $1.10          2,528,097
  Granted.........................  15,307,204           0.40          0.40
  Exercised.......................     (21,300)     0.40-1.10          0.98
  Cancelled or expired............  (5,093,210)     0.40-1.10          1.03
                                    ----------
Outstanding at December 31,
  1998............................  16,972,354      0.40-1.10          0.47          5,389,208
  Granted.........................   2,253,025      0.40-0.50          0.45
  Exercised.......................     (52,737)     0.40-1.10          0.46
  Cancelled or expired............  (4,558,786)     0.40-1.10          0.45
                                    ----------
Outstanding at December 31,
  1999............................  14,613,856      0.40-1.10          0.46          8,044,552
  Granted.........................   3,260,362           0.30          0.30
  Exercised.......................    (148,583)     0.30-0.40          0.40
  Cancelled or expired............  (7,321,866)     0.30-1.10          0.48
                                    ----------
Outstanding at December 31,
  2000............................  10,403,769     $0.30-1.10         $0.39          6,337,100
                                    ==========     ==========         =====          =========

                                       WEIGHTED
   RANGE OF          NUMBER            AVERAGE           WEIGHTED           NUMBER           WEIGHTED
   EXERCISE       OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE         AVERAGE
    PRICES      AT DEC. 31, 2000   CONTRACTUAL LIFE   EXERCISE PRICE   AT DEC. 31, 2000   EXERCISE PRICE
--------------  ----------------   ----------------   --------------   ----------------   --------------
   $0.30-$0.30    2,691,713.00           9.37             $0.30             61,675.00         $0.30
   $0.40-$1.10    7,712,056.58           6.52             $0.42          6,275,424.50         $0.42
--------------   -------------           ----             -----          ------------         -----
   $0.30-$1.10   10,403,769.58           7.25             $0.39          6,337,099.50         $0.42
==============   =============           ====             =====          ============         =====

     In connection with Magellan's merger with Ashtech on December 31, 1997, Magellan assumed Ashtech's option plan and issued replacement options that are exercisable into Magellan common stock. At December 31, 2000, 10,403,770 non-qualified replacement options were outstanding, 6,337,100 of which were exercisable at prices ranging from $0.30 to $1.10. The weighted average remaining contractual life on these outstanding options is 7.25 years.

     MDA adopted a stock option plan in 1999 (the "1999 MDA Plan"). The 1999 MDA Plan authorizes the issuance of options to purchase up to 6,000,000 shares of MDA common stock to MDA and Orbital employees, consultants or advisors, and the issuance of options to purchase 127,500 shares of MDA common stock to certain MDA shareholders. Stock options may not be issued at less than 100% of the fair market value of the common stock at the date of grant as determined by MDA's Board of Directors. Options under the 1999 MDA Plan vest generally in one-third increments over a three-year period following the date of the grant. There were no options exercised during 2000, and at December 31, 2000, none of the outstanding options were exercisable. The following table summarizes information regarding options under the MDA stock option plan as of and for the year ended December 31, 2000:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                   NUMBER OF    OPTION PRICE    EXERCISE
MDA OPTIONS                                         SHARES       PER SHARE       PRICE
-----------                                        ---------    ------------    --------
Outstanding at December 31, 1999.................         --             --         --
  Granted........................................  4,553,250    $7.17-12.87      $7.28
  Cancelled or expired...........................   (138,750)          7.17       7.17
                                                   ---------
Outstanding at December 31, 2000.................  4,414,500    $7.17-12.87      $7.29
                                                   =========    ===========      =====

                                        WEIGHTED
                      NUMBER            AVERAGE           WEIGHTED
RANGE OF           OUTSTANDING         REMAINING          AVERAGE
EXERCISE PRICES  AT DEC. 31, 2000   CONTRACTUAL LIFE   EXERCISE PRICE
---------------  ----------------   ----------------   --------------
  $ 7.17-$ 7.17     4,308,500             9.2              $7.17
  $10.68-$12.87       106,000             9.8              11.88
 --------------     ---------             ---              -----
  $ 7.17-$12.87     4,414,500             9.2              $7.28
 ==============     =========             ===              =====

12. STOCK-BASED COMPENSATION

     The company uses the Black-Scholes option pricing model to determine the pro forma impact under SFAS 123 to the company's net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted average fair value per share of stock options granted. This information and the assumptions used for 2000, 1999 and 1998 for all option plans is summarized as follows:

                               ADDITIONAL SHARES                                                          WEIGHTED AVERAGE
                                  AVAILABLE AT                                       RISK-FREE               FAIR VALUE
                                  DECEMBER 31,                  VOLATILITY         INTEREST RATE      PER SHARE AT GRANT DATE
                       ----------------------------------   ------------------   ------------------   ------------------------
                          2000        1999        1998      2000   1999   1998   2000   1999   1998    2000     1999     1998
                       ----------   ---------   ---------   ----   ----   ----   ----   ----   ----   ------   ------   ------
Orbital Plans........     969,012     277,085     271,619   59%    58%    55%    6.3%   5.4%   5.8%   $12.34   $25.88   $32.49
OCC Plan.............     456,815     308,750      56,925   N/A    30%    30%    N/A    5.6%   5.4%      N/A   $43.34   $32.37
Magellan Plans.......  10,869,701   6,808,198   9,892,346   30%    30%    30%    6.7%   5.1%   5.5%   $ 0.30   $ 0.45   $ 0.40
MDA Plan.............   1,585,500         N/A         N/A   30%    N/A    N/A    6.5%   N/A    N/A    $ 7.28      N/A      N/A

---------------
The assumed expected dividend yield was zero for all years for all option plans. The assumed average expected life for all options for all years was 4.5 years.

     Had the company determined compensation expense in accordance with the provisions of SFAS 123, based on the calculated fair value of stock options at the grant date, the company's net loss and net loss per common and dilutive share would have been $296,198,000 and $7.90, respectively, for the year ended December 31, 2000; $141,428,000 and $3.78, respectively, for the year ended December 31, 1999; and $76,176,000 and $2.14, respectively, for the year ended December 31, 1998. Pro forma net loss reflects only options granted in 2000, 1999 and 1998 and, therefore, may not be representative of the effects for future periods.

     In 1996, the company issued 150,000 stock appreciation rights that vested annually through 1998. Payment was dependent on appreciation of the company's common stock over the vesting period. The company recorded approximately $250,000 in compensation expense during 1998 (none in 2000 and 1999) with respect to these rights. Additional awards for 200,000 stock appreciation rights were granted in 1999 that did not result in any additional compensation expense.

13. SUPPLEMENTAL DISCLOSURES

DEFINED CONTRIBUTION PLANS

     At December 31, 2000, the company had several defined contribution plans (the "Plans") generally covering all full-time employees in the U.S. and Canada. Company contributions to the Plans are made based on certain plan provisions and at the discretion of the Board of Directors, and were approximately $8,661,000, $9,363,000 and $10,370,000 during 2000, 1999 and
1998, respectively. In addition, the company has a deferred compensation plan for senior managers and executive officers. At December 31, 2000 and 1999, liabilities related to this plan totaling $5,959,000 and $7,570,000, respectively, were included in accrued expenses. The liability amounts are based on the market value of the investments elected by the plan participants.

CASH FLOWS

     Cash payments for interest and income taxes were as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Interest paid.........................................  $23,591    $18,458    $16,032
Income taxes paid, net of refunds.....................    7,981      2,257      1,624

14. SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the previous two years:

                                                                 QUARTER ENDED
                                                 ---------------------------------------------
                                                 MARCH 31    JUNE 30     SEPT. 30     DEC. 31
                                                 --------    --------    ---------    --------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
2000
Revenues.......................................  $198,852    $205,808    $ 185,603    $135,406
Gross profit...................................    33,426      34,362       18,594      (1,244)
Income (loss) from continuing operations.......     5,901       1,107      (72,915)    (60,384)
Net income (loss) from continuing operations...   (22,175)    (39,003)    (114,933)    (52,113)
Net income (loss) from discontinued
  operations...................................    (4,349)     (3,126)      (6,389)    (36,102)
Net loss per common and dilutive share,
  continuing operations........................      (.59)      (1.04)       (3.06)      (1.40)
Net loss per common and dilutive share,
  discontinued operations......................      (.12)       (.09)        (.17)       (.96)
1999
Revenues.......................................   173,177     199,709      202,470     191,016
Gross profit...................................    32,558      38,904       36,503      (9,563)
Income (loss) from continuing operations.......     4,310       9,394        2,695     (59,646)
Net income (loss) from continuing operations...   (22,848)    (23,363)     (34,019)    (24,899)
Net income (loss) from discontinued
  operations...................................    (3,315)     (2,708)      (5,547)     (5,238)
Net loss per common and dilutive share,
  continuing operations........................      (.62)       (.63)        (.91)       (.66)
Net loss per common and dilutive share,
  discontinuing operations.....................      (.08)       (.07)        (.15)       (.13)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is included in Item 4A above and under the caption "Election of Directors -- Directors to be Elected at the 2001 Annual Meeting, -- Directors Whose Terms Expire in 2002 and -- Directors Whose Terms Expire in 2003" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement filed pursuant to Regulation 14A on or about April 16, 2001 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Indemnification Agreements," "Executive Employment Agreements" and "Information Concerning the Board and Its Committees" of the Proxy Statement filed pursuant to Regulation 14A on or about April 16, 2001 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the caption "Ownership of Common Stock" of the Proxy Statement filed pursuant to Regulation 14A on or about April 16, 2001 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the caption "Related Transactions" of the Proxy Statement filed pursuant to Regulation 14A on or about April 16, 2001 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

     1. Financial Statements. The following financial statements, together with the reports of PricewaterhouseCoopers LLP, KPMG LLP and Arthur Andersen LLP are filed as a part of this report:

             A. Reports of Independent Auditors

             B. Consolidated Statements of Operations

             C. Consolidated Balance Sheets

             D. Consolidated Statements of Changes in Stockholders' Equity

             E. Consolidated Statements of Cash Flows

             F. Notes to Consolidated Financial Statements

     2. Financial Statements of 50% Owned Subsidiary and Financial Statement Schedules.

     The financial statements of Orbital Imaging Corporation, ORBCOMM Global, L.P. and Orbital Communications Corporation are transmitted with this report as Exhibits 99.1, 99.2 and 99.3, respectively.

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

Dated: April 16, 2001                     ORBITAL SCIENCES CORPORATION

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

Dated: April 16, 2001

                   SIGNATURE:                                               TITLE:
------------------------------------------------      --------------------------------------------------

             /s/ David W. Thompson                          Chairman of the Board, Chief Executive
------------------------------------------------                     Officer and Director
               DAVID W. THOMPSON

             /s/ James R. Thompson                          President and Chief Operating Officer,
------------------------------------------------                           Director
               JAMES R. THOMPSON

             /s/ Garrett E. Pierce                        Executive Vice President, Chief Financial
------------------------------------------------                     Officer and Director
               GARRETT E. PIERCE

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

                                                                           Director
------------------------------------------------
               BRUCE W. FERGUSON

               /s/ Daniel J. Fink                                          Director
------------------------------------------------
                 DANIEL J. FINK

              /s/ Lennard A. Fisk                                          Director
------------------------------------------------
                LENNARD A. FISK

             /s/ Jack L. Kerrebrock                                        Director
------------------------------------------------
               JACK L. KERREBROCK

                                                                           Director
------------------------------------------------
                DOUGLAS S. LUKE

            /s/ Janice I. Obuchowski                                       Director
------------------------------------------------
              JANICE I. OBUCHOWSKI

                   SIGNATURE:                                               TITLE:
                   ----------                                               ------
             /s/ Frank L. Salizzoni                                        Director
------------------------------------------------
               FRANK L. SALIZZONI

            /s/ Harrison H. Schmitt                                        Director
------------------------------------------------
              HARRISON H. SCHMITT

              /s/ Scott L. Webster                                         Director
------------------------------------------------
                SCOTT L. WEBSTER

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Orbital Sciences Corporation

Our audit of the consolidated financial statements referred to in our report dated April 16, 2001 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule as of and for the years ended December 31, 2000 and 1999 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
McLean, VA
April 16, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Orbital Sciences Corporation:

Under date of February 16, 1999, except as to note 3A, which is as of April 17, 2000, we reported on the consolidated statements of operations, stockholders' equity, and cash flows of Orbital Sciences Corporation and subsidiaries for the year ended December 31, 1998, before the reclassification to reflect Magellan Corporation as a discontinued operation as described in Note 2 to the consolidated financial statements, included in the Company's 2000 annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statements schedule in the Company's 2000 Form 10-K, before the reclassification to reflect Magellan Corporation as a discontinued operation as described in Note 2 to the consolidated financial statements. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

In our opinion, such consolidated statement schedule (before reclassification), when considered in relation to the basic consolidated financial statements, before the reclassification to reflect Magellan Corporation as a discontinued operation as described in Note 2 to the consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KMPG LLP

Washington, DC
February 16, 1999, except as to note 3A
which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
            FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                                                  ADDITIONS
                                   -----------------------------------------------------------------------
                                   BALANCE AT   CHARGED TO       CHARGED/                         BALANCE
                                    START OF    COSTS AND    CREDITED TO OTHER                   AT END OF
DESCRIPTION                          PERIOD      EXPENSES       ACCOUNTS(1)      DEDUCTIONS(2)    PERIOD
-----------                        ----------   ----------   -----------------   -------------   ---------
YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful
     accounts....................   $ 18,077     $ 4,635          $   794          $ (1,936)     $ 21,570
  Allowance for obsolete
     inventory...................     10,900       6,023            4,161           (12,869)        8,215
  Allowance for unrecoverable
     investments.................      4,886         552           (1,100)               --         4,338
  Deferred income tax valuation
     reserve.....................     66,889      27,296               --                --        94,185
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful
     accounts....................     21,570       3,733               --            (6,383)       18,920
  Allowance for obsolete
     inventory...................      8,215       7,969               --            (1,704)       14,480
  Allowance for unrecoverable
     investments.................      4,338          --               --            (4,338)           --
  Deferred income tax valuation
     reserve.....................     94,185      56,659               --                --       150,844
YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful
     accounts....................     18,920      10,362               --            (4,112)       25,170
  Allowance for obsolete
     inventory...................     14,480       9,348               --           (11,037)       12,791
  Deferred income tax valuation
     reserve.....................    150,844      63,219               --                --       214,063

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

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3.1       Restated Certificate of Incorporation (incorporated by
           reference to Exhibit 4.1 to the company's Registration
           Statement on Form S-3 (File Number 333-08769) filed and
           effective on July 25, 1996).
 3.2       By-Laws of Orbital Sciences Corporation, as amended on July
           27, 1995 (incorporated by reference to Exhibit 3 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1995).
 3.3       Certificate of Amendment to Restated Certificate of
           Incorporation, dated April 29, 1997 (incorporated by
           reference to Exhibit 3.3 to the company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998).
 3.4       Certificate of Designation, Preferences and Rights of Series
           B Junior Participating Preferred Stock, dated November 2,
           1998 (incorporated by reference to Exhibit 2 to the
           company's Report on Form 8-A filed on November 2, 1998).
 4.1       Form of Certificate of Common Stock (incorporated by
           reference to Exhibit 4.1 to the company's Registration
           Statement on Form S-1 (File Number 33-33453) filed on
           February 9, 1990 and effective on April 24, 1990).
 4.2       Indenture dated as of September 16, 1997 between the company and Deutsche Bank AG, New York Branch, as Trustee
           (incorporated by reference to Exhibit 4.1 to the company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1997).
 4.3       First Supplemental Indenture dated as of December 15, 1997 between the company and Deutsche Bank AG, New York Branch, as Trustee (incorporated by reference to Exhibit 4.4 to the company's Registration Statement on Form S-3 (File Number
           333-42271) filed on December 15, 1997 and effective on March
           12, 1998).
 4.4       Form of 5% Convertible Subordinated Note (incorporated by
           reference to Exhibit 4.5 to the company's Registration
           Statement on Form S-3 (File Number 333-42271) filed on
           December 15, 1997 and effective on March 12, 1998).
 4.5       Registration Rights Agreement dated as of September 16, 1997 among the company and Deutsche Morgan Grenfell Inc. and J.P.
           Morgan Securities Inc. (incorporated by reference to Exhibit
           4.6 to the company's Registration Statement on Form S-3
           (File Number 333-42271) filed on December 15, 1997 and
           effective on March 12, 1998).
 4.6       Rights Agreement dated as of October 22, 1998 between the
           company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company's Report on Form
           8-A filed on November 2, 1998).
 4.7       Form of Rights Certificate (incorporated by reference to
           Exhibit 3 to the company's Report on Form 8-A filed on
           November 2, 1998).
10.1       Third Amended and Restated Credit Agreement, dated as of
           December 21, 1998 among the company, Magellan Corporation, the Banks listed therein, Morgan Guaranty Trust Company of
           New York, as Administrative Agent and Collateral Agent (the
           "Credit Agreement") (incorporated by reference to Exhibit
           10.1 to the company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1998).
10.1.1     Amendment No. 1, dated as of March 25, 1999, to the Credit
           Agreement (incorporated by reference to Exhibit 10.1.1 to
           the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.1.2     Amendment No. 2, dated as of May 26, 1999, to the Credit
           Agreement (incorporated by reference to Exhibit 10.1.2 to
           the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.1.3     Amendment No. 3, dated as of July 26, 1999, to the Credit
           Agreement (incorporated by reference to Exhibit 10.1.3 to
           the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.1.4     Intentionally omitted.
10.1.5     Amendment No. 5, dated as of September 30, 1999, to the
           Credit Agreement (incorporated by reference to Exhibit 10.26 to the company's Current Report on Form 8-K filed on January
           7, 2000).
10.1.6     Amendment No. 6, dated as of December 21, 1999, to the
           Credit Agreement (incorporated by reference to Exhibit 10.27 to the company's Current Report on Form 8-K filed on January
           7, 2000).
10.1.7     Amendment No. 7, dated as of February 16, 2000, to the
           Credit Agreement (incorporated by reference to Exhibit
           10.1.7 to the company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on April 19, 2000).
10.1.8     Amendment No. 8, dated as of April 13, 2000, to the Credit
           Agreement (incorporated by reference to Exhibit 10.1.8 to
           the company's Annual Report on Form 10-K for the year ended
           December 31, 1999 filed on April 19, 2000).
10.1.9     Amendment No. 9, dated as of May 31, 2000, to the Credit
           Agreement (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 2000 filed on August 14, 2000).
10.1.10    Amendment No. 10, dated as of June 7, 2000, to the Credit
           Agreement (incorporated by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 2000 filed on August 14, 2000).
10.1.11    Amendment No. 11, dated as of July 31, 2000, to the Credit
           Agreement (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 2000 filed on August 14, 2000).
10.1.12    Amendment No. 12, dated as of November 1, 2000, to the
           Credit Agreement (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 2000 filed on November 14,
           2000).
10.1.13    Amendment No. 13, dated as of February 23, 2001, to the
           Credit Agreement (transmitted herewith).
10.1.14    Amendment No. 14 and Waiver, dated as of April 12, 2001, to the Credit Agreement (transmitted herewith).
10.2       Note Agreement, dated as of June 14, 1995 between the
           company and The Northwestern Mutual Life Insurance Company
           (the "NWML Note Agreement") (incorporated by reference to
           Exhibit 4.7.1 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
10.2.1     First Amendment to the NWML Note Agreement, dated as of June
           30, 1995, between the company and The Northwestern Mutual
           Life Insurance Company (incorporated by reference to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1995).
10.2.2     Second Amendment to the NWML Note Agreement, dated as of
           March 15, 1996 (incorporated by reference to Exhibit 10.2.2 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.2.3     Third Amendment to NWML Note Agreement, dated as of July 13,
           1996 (incorporated by reference to Exhibit 10.2 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1996).
10.2.4     Fourth Amendment to NWML Note Agreement, dated as of March
           31, 1997 (incorporated by reference to Exhibit 10.2.4 to the company's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 1997).
10.2.5     Fifth Amendment to NWML Note Agreement, dated as of December
           23, 1997 (incorporated by reference to Exhibit 10.2.5 to the company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997).
10.2.6     Sixth Amendment to NWML Note Agreement, dated as of August
           14, 1998 (incorporated by reference to Exhibit 10.2.6 to the company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1998).
10.2.7     Seventh Amendment to NWML Note Agreement, dated as of May
           27, 1999 (incorporated by reference to Exhibit 10.2.7 to the company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1999).
10.2.8     Eighth Amendment to NWML Note Agreement, dated as of
           December 21, 1999 (incorporated by reference to Exhibit
           10.30 to the company's Current Report on Form 8-K filed on
           January 7, 2000).
10.2.9     Ninth Amendment to NWML Note Agreement, dated as of January
           31, 2000 (incorporated by reference to Exhibit 10.2.9 to the company's Annual Report on Form 10-K filed on April 19,
           2000).
10.2.10    Tenth Amendment to NWML Note Agreement, dated as of February
           22, 2000 (incorporated by reference to Exhibit 10.2.10 to
           the company's Annual Report on Form 10-K filed on April 29,
           2000.
10.2.11    Eleventh Amendment to NWML Note Agreement, dated as of April
           12, 2000 (transmitted herewith).
10.2.12    Twelfth Amendment to NWML Note Agreement, dated as of
           January 17, 2001 (transmitted herewith).
10.3       364-Day Senior Credit Agreement dated as of February 23,
           2001 among the company, the banks listed therein and Morgan
           Guaranty Trust Company of New York, as Administrative Agent
           and as Collateral Agent (the "364-Day Senior Credit
           Agreement") (transmitted herewith).
10.3.1     Amendment No. 1 and Waiver, dated as of April 12, 2001, to the 364-Day Senior Credit Agreement (transmitted herewith).
10.4       Third Amended and Restated Security Agreement, dated as of
           February 23, 2001, among the company, Morgan Guaranty Trust
           Company of New York, as Collateral Agent, and Bank of
           America, N.A., as Designated Lockbox Bank (transmitted
           herewith).
10.5       Bank Agreement between MacDonald, Dettwiler and Associates
           Ltd. and Royal Bank of Canada dated April 20, 2000
           (incorporated by reference to Exhibit 10.4 to the company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000 filed on August 14, 2000).
10.6       Orbital Sciences Corporation 1990 Stock Option Plan,
           restated as of April 27, 1995 (incorporated by reference to
           Exhibit 10.5.1 to the company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1995).*
10.7       Orbital Sciences Corporation 1990 Stock Option Plan for
           Non-Employee Directors, restated as of April 27, 1995
           (incorporated by reference 10.7 to Exhibit 10.5.2 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1995).*

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.8       MacDonald Dettwiler and Associates Ltd. 1999 Stock Option
           and Incentive Plan (incorporated by reference to Exhibit
           10.4 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000).*
10.9       Orbital Sciences Corporation 1995 Deferred Compensation Plan
           (incorporated by reference to Exhibit 10.9 to the company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1995).*
10.10      Magellan Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*
10.11      Orbital Imaging Corporation 1996 Stock Option Plan
           (incorporated by reference to Exhibit 10.11 to the company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996).*
10.12      Performance Share Agreement dated July 21, 1999 between the company and Mr. D. W. Thompson (incorporated by reference to
           Exhibit 10.12.3 to the company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1999).*
10.12.1    Performance Share Agreement between the company and James R.
           Thompson dated July 21, 1999 (incorporated by reference to
           Exhibit 10.12.4 to the company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1999).*
10.12.2    Performance Share Agreement between the company and Garrett
           E. Pierce dated August 9, 2000 (incorporated by reference to
           Exhibit 10.5 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November
           14, 2000).*
10.13      Executive Employment Agreement dated as of August 9,2000 by and between the company and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000).*
10.14      Executive Employment and Change of Control Agreement dated as of August 9,2000 by and between the company and Garrett
           E. Pierce (incorporated by reference to Exhibit 10.4 to the company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 2000 filed on November 14, 2000).*
10.15      Agreement between Robert D. Strain and the company dated
           July 7, 2000 (transmitted herewith).*
10.16      Agreement between Robert D. Strain and the company dated
           January 29, 2001 (transmitted herewith).*
10.17      Intentionally omitted.
10.18      Amended and Restated Orbital Sciences Corporation 1997 Stock
           Option and Incentive Plan (incorporated by reference to
           Exhibit 10.18 to the company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1998).
10.19      Promissory Note dated June 27, 1997 from the company payable to the order of General Electric Capital Corporation
           ("GECC") (incorporated by reference to Exhibit 10.19 to the company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997).
10.20      Aircraft Security Agreement dated as of June 27, 1997 from the company to GECC (incorporated by reference to Exhibit
           10.20 to the company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1997).
10.21      1998 Magellan Stock Option Plan (incorporated by reference to Exhibit 10.21 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.22      Intentionally omitted.
10.23      Form of 1998 Indemnification Agreement (incorporated by
           reference to Exhibit 10.23 to the company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998).*

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.24      Form of 1998 Executive Employment Agreement (incorporated by reference to Exhibit 10.24 to the company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998).*
10.25      Amended and Restated Pledge Agreement dated as of February
           23, 2001 among the company, certain of its subsidiaries and
           Morgan Guaranty Trust Company of New York, as collateral
           agent (transmitted herewith).
10.26      Exchange and Registration Agreement, dated as of December
           22, 1999, among the company and the investors identified
           therein (incorporated by reference to Exhibit 10.25 to the company's Current Report on Form 8-K filed on January 7,
           2000).
21         Subsidiaries of the Company (incorporated by reference to
           Exhibit 21 to the company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on April 19, 2000).
23.1       Consent of PricewaterhouseCoopers LLP (transmitted
           herewith).
23.2.1     Consent of KPMG LLP regarding the Company (transmitted
           herewith).
23.2.2     Consent of KPMG LLP regarding ORBCOMM (transmitted
           herewith).
23.2.3     Consent of KPMG LLP regarding ORBIMAGE (transmitted
           herewith).
23.3       Consent of Arthur Andersen LLP (transmitted herewith).
99.1       Financial Statements of Orbital Imaging Corporation.
99.2       Financial Statements of ORBCOMM Global, L.P.
99.3       Financial Statements of Orbital Communication Corporation.

---------------
* Management Contract or Compensatory Plan or Arrangement.