Form 10-K/A
period 2000-12-31
ORBITAL SCIENCES CORP /DE/
filed 2001-04-23
CIK 820736

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

                                 ---------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                     (LISTED ON THE NEW YORK STOCK EXCHANGE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

================================================================================

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price as reported on the Nasdaq Stock Market on April 10, 2001 was approximately $120,411,788.

         As of April 10, 2001, 37,746,634 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated April 16, 2001 are incorporated by reference in Part III of this Report.

                                EXPLANATORY NOTE

         Orbital Sciences Corporation ("Orbital") is hereby amending its Annual Report on Form 10-K to replace Exhibit 23.3 (Consent of Arthur Andersen LLP) and
Exhibit 99.3 (Financial Statements of Orbital Communications Corporation. Except for Exhibits 23.3 and 99.3, no other information included in the original report on Form 10-K is amended by this amendment.

                                    SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ORBITAL SCIENCES CORPORATION

DATED: April 23, 2001
                                   By          /s/ David W. Thompson
                                       -----------------------------------------
                                                   David W. Thompson
                                                 Chairman of the Board
                                              and Chief Executive Officer

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
10.1.2     Amendment No. 2, dated as of May 26, 1999, to the Credit
           Agreement (incorporated by reference to Exhibit 10.1.2 to
           the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.1.3     Amendment No. 3, dated as of July 26, 1999, to the Credit
           Agreement (incorporated by reference to Exhibit 10.1.3 to
           the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.1.4     Intentionally omitted.
10.1.5     Amendment No. 5, dated as of September 30, 1999, to the
           Credit Agreement (incorporated by reference to Exhibit 10.26 to the company's Current Report on Form 8-K filed on January
           7, 2000).
10.1.6     Amendment No. 6, dated as of December 21, 1999, to the
           Credit Agreement (incorporated by reference to Exhibit 10.27 to the company's Current Report on Form 8-K filed on January
           7, 2000).
10.1.7     Amendment No. 7, dated as of February 16, 2000, to the
           Credit Agreement (incorporated by reference to Exhibit
           10.1.7 to the company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on April 19, 2000).
10.1.8     Amendment No. 8, dated as of April 13, 2000, to the Credit
           Agreement (incorporated by reference to Exhibit 10.1.8 to
           the company's Annual Report on Form 10-K for the year ended
           December 31, 1999 filed on April 19, 2000).
10.1.9     Amendment No. 9, dated as of May 31, 2000, to the Credit
           Agreement (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 2000 filed on August 14, 2000).
10.1.10    Amendment No. 10, dated as of June 7, 2000, to the Credit
           Agreement (incorporated by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 2000 filed on August 14, 2000).
10.1.11    Amendment No. 11, dated as of July 31, 2000, to the Credit
           Agreement (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 2000 filed on August 14, 2000).
10.1.12    Amendment No. 12, dated as of November 1, 2000, to the
           Credit Agreement (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 2000 filed on November 14,
           2000).
10.1.13    Amendment No. 13, dated as of February 23, 2001, to the
           Credit Agreement (previously filed).
10.1.14    Amendment No. 14 and Waiver, dated as of April 12, 2001, to the Credit Agreement (previously filed).
10.2       Note Agreement, dated as of June 14, 1995 between the
           company and The Northwestern Mutual Life Insurance Company
           (the "NWML Note Agreement") (incorporated by reference to
           Exhibit 4.7.1 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
10.2.1     First Amendment to the NWML Note Agreement, dated as of June
           30, 1995, between the company and The Northwestern Mutual
           Life Insurance Company (incorporated by reference to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1995).
10.2.2     Second Amendment to the NWML Note Agreement, dated as of
           March 15, 1996 (incorporated by reference to Exhibit 10.2.2 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.2.3     Third Amendment to NWML Note Agreement, dated as of July 13,
           1996 (incorporated by reference to Exhibit 10.2 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1996).
10.2.4     Fourth Amendment to NWML Note Agreement, dated as of March
           31, 1997 (incorporated by reference to Exhibit 10.2.4 to the company's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 1997).
10.2.5     Fifth Amendment to NWML Note Agreement, dated as of December
           23, 1997 (incorporated by reference to Exhibit 10.2.5 to the company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997).
10.2.6     Sixth Amendment to NWML Note Agreement, dated as of August
           14, 1998 (incorporated by reference to Exhibit 10.2.6 to the company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1998).
10.2.7     Seventh Amendment to NWML Note Agreement, dated as of May
           27, 1999 (incorporated by reference to Exhibit 10.2.7 to the company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1999).
10.2.8     Eighth Amendment to NWML Note Agreement, dated as of
           December 21, 1999 (incorporated by reference to Exhibit
           10.30 to the company's Current Report on Form 8-K filed on
           January 7, 2000).
10.2.9     Ninth Amendment to NWML Note Agreement, dated as of January
           31, 2000 (incorporated by reference to Exhibit 10.2.9 to the company's Annual Report on Form 10-K filed on April 19,
           2000).
10.2.10    Tenth Amendment to NWML Note Agreement, dated as of February
           22, 2000 (incorporated by reference to Exhibit 10.2.10 to
           the company's Annual Report on Form 10-K filed on April 29,
           2000).
10.2.11    Eleventh Amendment to NWML Note Agreement, dated as of April
           12, 2000 (previously filed).
10.2.12    Twelfth Amendment to NWML Note Agreement, dated as of
           January 17, 2001 (previously filed).
10.3       364-Day Senior Credit Agreement dated as of February 23,
           2001 among the company, the banks listed therein and Morgan
           Guaranty Trust Company of New York, as Administrative Agent
           and as Collateral Agent (the "364-Day Senior Credit
           Agreement") (previously filed).
10.3.1     Amendment No. 1 and Waiver, dated as of April 12, 2001, to the 364-Day Senior Credit Agreement (previously filed).
10.4       Third Amended and Restated Security Agreement, dated as of
           February 23, 2001, among the company, Morgan Guaranty Trust
           Company of New York, as Collateral Agent, and Bank of
           America, N.A., as Designated Lockbox Bank (previously filed).
10.5       Bank Agreement between MacDonald, Dettwiler and Associates
           Ltd. and Royal Bank of Canada dated April 20, 2000
           (incorporated by reference to Exhibit 10.4 to the company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000 filed on August 14, 2000).
10.6       Orbital Sciences Corporation 1990 Stock Option Plan,
           restated as of April 27, 1995 (incorporated by reference to
           Exhibit 10.5.1 to the company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1995).*
10.7       Orbital Sciences Corporation 1990 Stock Option Plan for
           Non-Employee Directors, restated as of April 27, 1995
           (incorporated by reference 10.7 to Exhibit 10.5.2 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1995).*

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.8       MacDonald Dettwiler and Associates Ltd. 1999 Stock Option
           and Incentive Plan (incorporated by reference to Exhibit
           10.4 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000).*
10.9       Orbital Sciences Corporation 1995 Deferred Compensation Plan
           (incorporated by reference to Exhibit 10.9 to the company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1995).*
10.10      Magellan Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*
10.11      Orbital Imaging Corporation 1996 Stock Option Plan
           (incorporated by reference to Exhibit 10.11 to the company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996).*
10.12      Performance Share Agreement dated July 21, 1999 between the company and Mr. D. W. Thompson (incorporated by reference to
           Exhibit 10.12.3 to the company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1999).*
10.12.1    Performance Share Agreement between the company and James R.
           Thompson dated July 21, 1999 (incorporated by reference to
           Exhibit 10.12.4 to the company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1999).*
10.12.2    Performance Share Agreement between the company and Garrett
           E. Pierce dated August 9, 2000 (incorporated by reference to
           Exhibit 10.5 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November
           14, 2000).*
10.13      Executive Employment Agreement dated as of August 9,2000 by and between the company and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000).*
10.14      Executive Employment and Change of Control Agreement dated as of August 9,2000 by and between the company and Garrett
           E. Pierce (incorporated by reference to Exhibit 10.4 to the company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 2000 filed on November 14, 2000).*
10.15      Agreement between Robert D. Strain and the company dated
           July 7, 2000 (previously filed).*
10.16      Agreement between Robert D. Strain and the company dated
           January 29, 2001 (previously filed).*
10.17      Intentionally omitted.
10.18      Amended and Restated Orbital Sciences Corporation 1997 Stock
           Option and Incentive Plan (incorporated by reference to
           Exhibit 10.18 to the company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1998).
10.19      Promissory Note dated June 27, 1997 from the company payable to the order of General Electric Capital Corporation
           ("GECC") (incorporated by reference to Exhibit 10.19 to the company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997).
10.20      Aircraft Security Agreement dated as of June 27, 1997 from the company to GECC (incorporated by reference to Exhibit
           10.20 to the company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1997).
10.21      1998 Magellan Stock Option Plan (incorporated by reference to Exhibit 10.21 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.22      Intentionally omitted.
10.23      Form of 1998 Indemnification Agreement (incorporated by
           reference to Exhibit 10.23 to the company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998).*

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.24      Form of 1998 Executive Employment Agreement (incorporated by reference to Exhibit 10.24 to the company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998).*
10.25      Amended and Restated Pledge Agreement dated as of February
           23, 2001 among the company, certain of its subsidiaries and
           Morgan Guaranty Trust Company of New York, as collateral
           agent (previously filed).
10.26      Exchange and Registration Agreement, dated as of December
           22, 1999, among the company and the investors identified
           therein (incorporated by reference to Exhibit 10.25 to the company's Current Report on Form 8-K filed on January 7,
           2000).
21         Subsidiaries of the Company (incorporated by reference to
           Exhibit 21 to the company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on April 19, 2000).
23.1       Consent of PricewaterhouseCoopers LLP (previously filed).
23.2.1     Consent of KPMG LLP regarding the Company (previously filed).
23.2.2     Consent of KPMG LLP regarding ORBCOMM (previously filed).
23.2.3     Consent of KPMG LLP regarding ORBIMAGE (previously filed).
23.3       Consent of Arthur Andersen LLP (transmitted herewith).
99.1       Financial Statements of Orbital Imaging Corporation. (previously filed).
99.2       Financial Statements of ORBCOMM Global, L.P. (previously filed).
99.3       Financial Statements of Orbital Communication Corporation
           (transmitted herewith).

---------------
* Management Contract or Compensatory Plan or Arrangement.