Form 10-Q
period 2001-03-31
ORBITAL SCIENCES CORP /DE/
filed 2001-05-15
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                                 MARCH 31, 2001


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 0-18287



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

As of May 9, 2001, 38,024,222 shares of the registrant's common stock were outstanding.

PART 1

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         2001                   2000
                                                                                   ------------------     ------------------
                                                                                      (unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $     22,138           $     62,523
   Restricted cash and short-term investments, at market                                  6,838                 17,132
   Receivables, net                                                                     192,743                142,345
   Inventories, net                                                                      69,741                 61,580
   Current assets of discontinued operations, net                                        13,650                  9,212
   Deferred income taxes and other current assets                                        25,104                 21,314
                                                                                   ------------------     ------------------
    TOTAL CURRENT ASSETS                                                                330,214                314,106
                                                                                   ------------------     ------------------
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS, NET                                       52,285                 53,975
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $110,715 and $115,364, respectively                              127,548                128,713
INVESTMENTS IN AND ADVANCES TO AFFILIATES                                                 2,152                  2,327
GOODWILL, less accumulated amortization of $45,074 and $42,766, respectively            214,715                219,691
DEFERRED INCOME TAXES AND OTHER ASSETS                                                   42,390                 44,446
                                                                                   ------------------     ------------------
      TOTAL ASSETS                                                                  $   769,304           $    763,258
                                                                                   ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations              $    137,296           $    137,227
   Accounts payable and accrued expenses                                                205,489                199,850
   Deferred revenues                                                                    136,793                146,262
                                                                                   ------------------     ------------------
   TOTAL CURRENT LIABILITIES                                                            479,578                483,339
                                                                                   ------------------     ------------------
LONG-TERM OBLIGATIONS, net of current portion                                           186,935                165,717
RECOGNIZED LOSSES IN EXCESS OF INVESTMENT IN AFFILIATE                                   25,403                 16,038
OTHER LIABILITIES                                                                        15,726                 14,218
                                                                                   ------------------     ------------------
   TOTAL LIABILITIES                                                                    707,642                679,312
                                                                                   ------------------     ------------------
MINORITY INTERESTS                                                                       40,265                 39,795
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized,
     none outstanding                                                                        --                     --
   Common Stock, par value $.01; 80,000,000 shares authorized, 37,751,039 and
    37,729,476 shares outstanding, respectively                                             378                    377
   Additional paid-in capital                                                           515,541                515,462
   Accumulated other comprehensive loss                                                  (8,419)                (7,152)
   Accumulated deficit                                                                 (486,103)              (464,536)
                                                                                   ------------------     ------------------
   TOTAL STOCKHOLDERS' EQUITY                                                            21,397                 44,151
                                                                                   ------------------     ------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    769,304           $    763,258
                                                                                   ==================     ==================


See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        FOR THE QUARTER ENDED
                                                                              MARCH 31,
                                                                     ----------------------------
                                                                          2001           2000
                                                                     ------------    ------------


REVENUES                                                             $    174,662    $    198,851
Costs of goods sold                                                       146,504         165,424
                                                                     ------------    ------------
GROSS PROFIT                                                               28,158          33,427

Research and development expenses                                           2,563           4,020
Selling, general and administrative expenses                               22,290          20,878
Amortization of goodwill                                                    3,291           2,628
                                                                     ------------    ------------

INCOME FROM OPERATIONS                                                         14           5,901

Other income (expense), net                                                   980           1,281
Interest expense, net of capitalized interest                             (10,237)         (4,278)
Equity in earnings (losses) of affiliates                                  (9,945)        (23,434)
Minority interests                                                           (724)           (521)
                                                                     ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS        (19,912)        (21,051)

Provision for income taxes                                                  1,655           1,273

                                                                     ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS                                       (21,567)        (22,324)
Loss from discontinued operations                                              --          (4,200)
                                                                     ------------    ------------
NET LOSS                                                             $    (21,567)   $    (26,524)
                                                                     ============    ============

NET LOSS PER COMMON AND DILUTIVE SHARE
Loss from continuing operations                                      $      (0.57)   $      (0.60)
Loss from discontinued operations                                              --           (0.11)
                                                                     ------------    ------------
Net loss                                                             $      (0.57)   $      (0.71)
                                                                     ============    ============

Shares used in computing net loss per common and dilutive share        37,745,045      37,409,030
                                                                     ============    ============


See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                        FOR THE QUARTER ENDED
                                                                                              MARCH 31,
                                                                                --------------------------------------
                                                                                      2001                 2000
                                                                                -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                         $(21,567)          $   (26,524)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Loss from discontinued operations                                                   --                 4,200
      Depreciation and amortization expenses                                          10,442                10,313
      Equity in losses of affiliates                                                   9,945                23,434
      Other                                                                            1,387                 2,042
   Changes in assets and liabilities                                                 (62,785)              (10,345)
                                                                                -----------------     ----------------
        Net cash provided by (used in) continuing operations                         (62,578)                3,120
        Net cash provided by (used in) discontinued operations                        (1,872)                  961
                                                                                -----------------     ----------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (64,450)                4,081
                                                                                -----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                            (6,921)              (10,556)
      Purchases of available-for-sale investment securities                               --                (1,698)
      Maturities of available-for-sale investment securities                           8,397                    --
      Investments in and advances to affiliates, net                                      --                (4,050)
                                                                                -----------------     ----------------
        NET CASH USED IN INVESTING ACTIVITIES                                          1,476               (16,304)
                                                                                -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net short-term borrowings (repayments)                                             729                  (986)
      Principal payments on long-term obligations                                     (9,474)               (2,608)
      Net proceeds from issuances of long-term obligations                            30,000                    --
      Repayment to joint venture partner                                                  --               (28,418)
      Net proceeds from issuances of common stock                                         80                    --
                                                                                -----------------     ----------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           21,335               (32,012)
                                                                                -----------------     ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           1,254                   750
                                                                                -----------------     ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (40,385)              (43,485)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        62,523                74,428
                                                                                -----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   22,138           $    30,943
                                                                                =================     ================


See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
(UNAUDITED)

(1)        BASIS OF PRESENTATION AND LIQUIDITY

Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, is a leading space technology and information systems company that designs, manufactures, operates and markets a broad range of affordable space systems, including launch vehicles, satellites and related space systems, sensors and electronics systems, and space robotics, satellite ground systems, and mapping and land information products and services.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the company reported losses from operations for the past several years and had a net working capital deficit at December 31, 2000 and March 31, 2001. In addition, the company has not yet completed the sale of certain non-core assets, as discussed below, that the company believes will be required in order to meet certain loan covenants and provide adequate liquidity for operations for the remainder of 2001. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The company's continuation as a going concern is dependent on its ability to sell certain non-core assets, restructure its business operations, meet its budgeted cash flow objectives and comply with the terms of its credit facilities.

The company incurred a net loss for the quarter ended March 31, 2001, and expects to incur a net loss for the year ending December 31, 2001 before considering gains or losses from any asset sales. As of March 31, 2001, the company had $22,138,000 of unrestricted cash and short-term investments. Current liabilities exceeded current assets by $149,364,000 at March 31, 2001. The company's accumulated deficit was $486,103,000 as of March 31, 2001.

The company's liquidity has been, and continues to be, constrained. To meet the company's capital and operating requirements in 2001, on April 12, 2001, Orbital's wholly owned subsidiary, MDA Holdings Corporation ("MDA Holdings"), entered into an agreement to sell 12,350,000 of its MacDonald Dettwiler and Associates Ltd. ("MDA") shares for $14 Canadian or approximately $9 U.S. per share. The agreement is subject to certain contingencies, including customary closing conditions and certain required third party consents. The parties expect to close the sale by May 31, 2001. Certain of the purchasers also have an option to acquire MDA Holdings' remaining 5,650,000 shares of MDA, which they must exercise by May 31, 2001. Further, the company is negotiating to sell its interests in Magellan Corporation ("Magellan") and Navigation Solutions LLC ("NavSol") (see Note 3). Management's plans also include restructuring business operations which, combined with the above-described asset sales, management believes should facilitate its ability to raise additional capital and to refinance the company's debt (see Note 10). The company will also continue to pursue opportunities to make its operations more efficient in the future in order to improve its profitability and cash flow from operations. The company's ability to continue as a going concern is contingent upon management's success in implementing the foregoing strategy on a timely basis, and the company is accordingly focusing its near-term efforts on executing certain asset sales and restructuring its business operations. Management expects that this strategy will generate sufficient additional liquidity to satisfy its obligations; however, no assurance can be given that the company will be successful in achieving such goal. If this strategy is not successfully implemented in a timely manner, the company anticipates that cash flow from operations in 2001 will be insufficient to cover capital requirements, operating requirements and debt service.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2000. Orbital's consolidated results of operations include the results of operations of its subsidiaries, including but not limited to MDA Holdings and MDA, which are separate and distinct entities in all respects. As a result of the company's formal plan to sell its entire interests in Magellan and NavSol, the assets and liabilities and results of operations related to these subsidiaries have been reported in the accompanying financial statements as discontinued operations.

Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

(2)        PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically assesses and evaluates the sufficiency and/or deficiency of estimated liabilities recorded for various operational and business risks and uncertainties. Actual results could differ from these estimates.

Certain reclassifications have been made to the 2000 financial statements and footnote disclosures to conform to the 2001 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

(3)        DISCONTINUED OPERATIONS

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

Subsequent to December 31, 2000, the company adopted a formal plan to sell its entire interest in Magellan and its entire interest in NavSol. The company is negotiating an agreement to sell Magellan and its interest in NavSol in a combined transaction. As a result of this plan, the assets, liabilities and results of operations related to these businesses have been reported in the accompanying financial statements as discontinued operations for the current and all prior periods presented. The company anticipates that a sale will occur by the end of the second quarter of 2001, although there can be no assurance that such transaction will occur. The carrying values of assets and liabilities of these businesses are as follows:


                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     2001                 2000
                                                                              -----------------        ------------
                                                                                            (IN THOUSANDS)
               Current assets, net................................                  $  13,650             $ 9,212
               Non-current assets, net:
                  Investment in NavSol............................                     19,985              20,312
                  Property, plant and equipment, net..............                      5,244               5,692
                  Goodwill and other, net.........................                     27,056              27,971
                                                                                    ---------             -------
               Net non-current assets.............................                     52,285              53,975
                                                                                    ---------             -------
               Net assets of discontinued operations..............                  $  65,935             $63,187
                                                                                    =========             =======

    The following summarizes the operating results of the discontinued operations for the quarters ended March 31, 2001 and 2000:

                                                                                        QUARTER ENDED MARCH 31,
                                                                                       ------------------------
                                                                                      2001                  2000
                                                                                      ----                  ----
                                                                                            (IN THOUSANDS)
               Revenues ...........................................                  $23,192               $24,691
               Net loss ...........................................                   (2,127)               (4,200)

The company reclassified its consolidated statement of operations and cash flows for the quarter ended March 31, 2000 to reflect the results of operations and cash flows related to Magellan and NavSol as discontinued operations. In accordance with the required accounting for discontinued operations, the company recorded an accrual in the fourth quarter of 2000 for the estimated losses incurred during the 2001 phase-out period and, accordingly, the 2001 net loss shown above is not reported in the 2001 condensed consolidated statement of operations.

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

(5)        INDUSTRY SEGMENT INFORMATION

Orbital designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into four reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems, (iii) sensors and electronics systems, and (iv) space robotics, satellite ground systems, and mapping and land information products and services. Reportable segments are generally organized based upon product lines. The space robotics, satellite ground systems, and mapping and land information products and services segment is comprised solely of the financial results of MDA. All other activities of the company are reported in the corporate and other segment, which includes certain general and administrative expenses of corporate finance, legal, administrative and general management functions. The company's investment in, as well as its share of the income or loss of ORBCOMM Global, L.P. ("ORBCOMM") (for 2000) and Orbital Imaging Corporation ("ORBIMAGE"), are also included in corporate and other.

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

In 2001, the company recast the composition of certain reportable segments as a result of new reporting mechanisms and as a result of Magellan and NavSol being considered discontinued operations. In addition, goodwill and other intangible assets and the related amortization expense was transferred from corporate and other to the applicable business segments at January 1, 2001. The corresponding segment information as of December 31, 2000 and for the quarter ended March 31, 2000 has been revised to conform to the new presentation.

The following table presents operating information for the quarters ended March 31, 2001 and 2000 and identifiable assets at March 31, 2001 and December 31, 2000 by reportable segment. Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. There were no significant sales or transfers between segments.


                                                                            -----------------------------------
                                                                                   2001             2000
                                                                                   ----             ----
                                                                                       (IN THOUSANDS)
LAUNCH VEHICLES AND ADVANCED PROGRAMS:
   Revenues                                                                   $       29,841   $       36,279
   Operating income (loss)                                                              (464)           3,767
   Identifiable assets                                                               115,148          115,297
   Capital expenditures                                                                  468              626
   Depreciation and amortization                                                       1,925            1,970
SATELLITES AND RELATED SPACE SYSTEMS:
   Revenues                                                                   $       51,670   $       68,024
   Operating income (loss)                                                            (1,831)            (471)
   Identifiable assets                                                               170,837          144,224
   Capital expenditures                                                                1,635            1,484
   Depreciation and amortization                                                       2,134            2,273
SENSORS AND ELECTRONICS SYSTEMS:
   Revenues                                                                   $       22,069   $       36,569
   Operating income (loss)                                                               412            1,424
   Identifiable assets                                                                75,891           70,374
   Capital expenditures                                                                  211              404
   Depreciation and amortization                                                         753            1,578
SPACE ROBOTICS, SATELLITE GROUND SYSTEMS, AND MAPPING
    AND LAND INFORMATION PRODUCTS AND SERVICES:
   Revenues                                                                   $       72,638   $       61,470
   Operating income (loss)                                                             3,541            3,673
   Equity in earnings (losses) of affiliates                                            (181)             (90)
   Identifiable assets                                                               268,350          269,969
   Capital expenditures                                                                3,285            1,478
   Depreciation and amortization                                                       4,668            2,491
CORPORATE AND OTHER:
   Revenues                                                                   $       (1,556)  $       (3,491)
   Operating income (loss)                                                            (1,644)          (2,492)
   Equity in earnings (losses) of affiliates                                          (9,764)         (23,344)
   Minority interest                                                                    (724)            (521)
   Identifiable assets                                                               139,078          163,394
   Capital expenditures                                                                1,322            6,564
   Depreciation and amortization                                                         962            2,001
CONSOLIDATED:
   Revenues                                                                   $      174,662   $      198,851
   Operating income (loss)                                                                14            5,901
   Equity in earnings (losses) of affiliates                                          (9,945)         (23,434)
   Minority interest                                                                    (724)            (521)
   Identifiable assets                                                               769,304          763,258
   Capital expenditures                                                                6,921           10,556
   Depreciation and amortization                                                      10,442           10,313

(6)        EARNINGS PER SHARE

Net loss per common share is calculated using the weighted average number of common shares outstanding during the periods. Net loss per common share, assuming dilution, is calculated using the weighted average number of common and common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the company's convertible notes, after giving effect to all net income adjustments that would result from the assumed conversion.

In periods of net loss, the assumed conversion of convertible notes and stock options is anti-dilutive. Accordingly, fully diluted per-share losses are the same as basic losses per share disclosed on the accompanying statements of operations. If the company had reported net income, the number of shares used in calculating diluted earnings per share for the quarters ended March 31, 2001 and 2000, would have been 41,327,436 and 41,220,187, respectively.

(7)        COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and associated differences are as follows:

                                                                                QUARTER ENDED MARCH 31,
                                                                                -----------------------
                                                                                2001               2000
                                                                                ----               ----
                                                                                     (IN THOUSANDS)
                  Differences between net loss, as
                      reported, and comprehensive loss:
                  Net loss, as reported                                   $     (21,567)    $    (26,524)
                  Translation adjustments                                          (721)            (613)
                  Unrealized gains on investments                                  (546)               --
                                                                          --------------    -------------
                       Comprehensive loss                                 $     (22,834)    $     (27,137)
                                                                          ==============    =============

                  Accumulated differences between net loss, as reported, and comprehensive loss:
                  Beginning of period                                     $      (7,152)    $      (5,159)
                  Translation adjustments                                          (721)             (613)
                  Unrealized gains on investments                                  (546)               --
                                                                          --------------    -------------
                       End of period                                      $      (8,419)    $      (5,772)
                                                                          ==============    ==============

(8)        INVESTMENTS IN AND TRANSACTIONS WITH ORBCOMM

During 2000, Orbital owned a limited partnership interest in ORBCOMM and accounted for this investment using the equity method of accounting in the first half of 2000. In September 2000, ORBCOMM and its subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. As a result, Orbital wrote off its investment in ORBCOMM and wrote down ORBCOMM-related receivables and inventory to their estimated recoverable value in 2000. Although management believes that these write-offs were sufficient to cover the company's current exposure, such reserves do not include any additional charges that might result should any disputes, litigation or unforeseen contingencies related to ORBCOMM arise. Orbital discontinued recognizing ORBCOMM equity losses in the second half of 2000.

Until 2000, Orbital was the primary supplier to ORBCOMM of its communications satellites, launch vehicles and certain of its satellite ground systems and software. During the second quarter of 2000, ORBCOMM failed to meet payment obligations to Orbital under the ORBCOMM system procurement agreements. Accordingly, effective June 2000, the company ceased recognizing revenue on the ORBCOMM system procurement agreements.

On April 23, 2001, immediately following approval of such sale by the United States Bankruptcy Court for the District of Delaware, ORBCOMM sold a majority of its assets to a newly formed acquisition entity called OGLP Acquisition Sub LLC ("OGLP Acquisition"). In conjunction with the acquisition, ORBCOMM, Teleglobe Holdings, OGLP Acquisition, ORBCOMM's unsecured creditors' committee, the holders of more than $90 million in principal amount of ORBCOMM's senior notes, Orbital's subsidiary Orbital Communications Corporation ("OCC"), and Orbital entered into an agreement providing for a consensual liquidating plan of reorganization for ORBCOMM. Under the liquidating plan, the company would contribute shares of its common stock having a market value of $6,500,000 (subject to a floor price of $3.75 per share and a ceiling price of $6.50 per share) and would release claims against ORBCOMM and receive releases from the ORBCOMM estate, including releases of potential preference claims, and a release of OCC from the holders of at least a majority in principal amount of ORBCOMM's senior notes. Also in conjunction with the acquisition of ORBCOMM's assets, OCC entered into an asset purchase agreement with OGLP Acquisition and OGLP Acquisition Sub II Corp., a wholly owned subsidiary of OGLP Acquisition, pursuant to which OCC has agreed to transfer to OGLP Acquisition Sub II Corp., subject to fulfillment of certain conditions, the Federal Communications Commission licenses relating to the ORBCOMM System. Upon consummation of the proposed liquidating plan, the company would receive a substantial equity interest in OGLP Acquisition. There can be no assurance that the plan will be consummated; if it is not consummated, Orbital expects that ORBCOMM's reorganization proceeding would be converted to a Chapter 7 liquidation proceeding.

(9)        INVESTMENTS IN AND TRANSACTIONS WITH ORBIMAGE

The company uses the equity method of accounting for its ownership interest in ORBIMAGE. As of March 31, 2001 and December 31, 2000, the company's share of ORBIMAGE's losses exceeded the company's investment in ORBIMAGE. This excess, totaling $25,403,000, is reported as a liability in the accompanying consolidated balance sheet as of March 31, 2001.

Under a procurement agreement between Orbital and ORBIMAGE, Orbital is providing and launching the OrbView-3 and OrbView-4 satellites, and constructing the related ground segment on a fixed-price basis. As a result of ORBIMAGE's lack of liquidity and weakened financial condition, Orbital ceased recognizing revenues on the ORBIMAGE system procurement contract beginning in the third quarter of 2000 and commenced accounting for its contract with ORBIMAGE using the completed contract method. Under the completed contract method, costs incurred under the contract are capitalized as inventory. At March 31, 2001, the company had total billed and unbilled receivables due from ORBIMAGE of approximately $500,000 and approximately $27,362,000 of ORBIMAGE-related inventory. In March 2001, due to a delay in the OrbView-4 launch, Orbital paid $1,000,000 to ORBIMAGE as partial payment of a $2,500,000 launch delay penalty that is otherwise due after May 2001.

In March 2001, ORBIMAGE defaulted on its interest payment obligations under its $225,000,000 Senior Notes due 2005. The Senior Notes are non-recourse to Orbital. ORBIMAGE management currently estimates that ORBIMAGE has sufficient resources to meet its capital and operating requirements through the second quarter of 2001. ORBIMAGE is seeking to restructure the Senior Notes and to obtain capital from third parties as well as its existing shareholders. There can be no assurance that such capital will be available on a timely basis or at all. Should ORBIMAGE be unsuccessful in its efforts to raise additional capital, Orbital's ORBIMAGE-related receivables and inventory totaling $27,862,000 at March 31, 2001 could become impaired. Furthermore, Orbital could be subject to litigation by ORBIMAGE and/or its creditors.

(10)       DEBT OBLIGATIONS

Orbital's primary credit facility (the "Primary Facility") is with an international syndicate of banks and provided for total borrowings of $115,000,000, all of which was drawn and outstanding at March 31, 2001. On February 23, 2001, the company entered into a $30,000,000 364-day loan (the "Secondary Facility") with this bank syndicate. At that same time, the company amended and restated the Primary Facility (the "Amended and Restated Primary Facility") in order to, among other things, modify the prepayment terms, expand the collateral provided to the banks and change the expiration date from December 2002 to July 2002. Orbital's borrowings are now collateralized by accounts receivable, intellectual property, inventory, equipment, real estate and certain other assets, including the stock of the company's wholly owned subsidiaries, which include MDA Holdings, the holder of all shares of MDA that the company beneficially owns. The Amended and Restated Primary Facility and the Secondary Facility prohibit the payment of cash dividends and the making of investments, and contain certain covenants with respect to working capital levels, operating cash flows, leverage and net worth. During the first quarter of 2001, the company defaulted under several financial covenants dealing with minimum consolidated net worth, consolidated leverage and senior leverage under both the Amended and Restated Primary Facility and the Secondary Facility. The defaults were waived by the bank group in amendments signed in April 2001.

The Amended and Restated Primary Facility and the Secondary Facility require that the company reduce outstanding balances under the facilities in connection with debt issuances, equity issuances or asset sales. The company must apply 100% of the first $50,000,000 of net cash proceeds from any asset sale, 43.75% of the next $80,000,000 and 70% thereafter to pay down amounts owing under the Secondary Facility first, and then the Amended and Restated Primary Facility. In addition, the company must apply 100% of net cash proceeds from any debt issuances and 55% of the net cash proceeds of any equity issuance to pay down the facilities. Orbital will default under the leverage covenant in both the Secondary Facility and the Amended and Restated Primary Facility unless it completes one or more asset sales by June 30, 2001 that raise sufficient proceeds to pay down a significant portion of debt.

MDA has a credit facility with a syndicate of six banks that provides a total facility to MDA and its subsidiaries of $126,650,000, consisting of a $73,325,000 revolving facility, a $20,000,000 term facility and a $33,325,000 program-specific letter of credit facility. At March 31, 2001, $29,162,000 and $18,622,000 were outstanding under the revolving and term facilities, respectively. The credit facility is collateralized by MDA's assets and includes certain operational and financial covenants, including certain restrictions on the payment of dividends. MDA's credit facility is non-recourse to Orbital.

Magellan maintains a short-term credit facility that is guaranteed by Orbital. At March 31, 2001, approximately $8,874,000 was outstanding on this facility. These borrowings are collateralized by Magellan's accounts receivable, inventory, equipment and general intangibles. In the first quarter of 2001, the company repaid $1,100,000 of this credit facility under the guarantee in order to avoid a default on Magellan's tangible net worth covenant.

(11)       COMMITMENTS AND CONTINGENCIES

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

Since 1996, Orbital had been developing, constructing and testing several X-34 reusable rocketplanes under a contract with the National Aeronautics and Space Administration ("NASA"). NASA terminated this contract for convenience in March 2001. The company wrote down X-34-related property, plant and equipment, and accounts receivable to their estimated realizable values in the fourth quarter of 2000. Although Orbital is seeking to recover from NASA a significant portion of its uncompensated costs associated with the X-34 contract, there can be no assurance that the company will be successful in recovering such costs on a timely basis, if at all.

CONTINGENCIES

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

The creditors committee of ORBCOMM has notified the company that they believe ORBCOMM's bankruptcy estate is entitled to recover approximately $57,000,000 in allegedly preferential payments that Orbital received in connection with the sale of satellites and launch services to ORBCOMM during the one-year period preceding ORBCOMM's bankruptcy filing. The creditors committee has also asserted that the ORBCOMM estate is entitled to recover approximately $900,000 in allegedly preferential payments received by MDA. Orbital believes that all such claims are without merit and that the company has adequate defenses to all such claims. As discussed in Note 8 above, the proposed ORBCOMM liquidating plan of reorganization would, if consummated, include a release of the foregoing claims.

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

The existing RadarSat-2 agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. Radarsat-2 distribution rights. Orbital believes that as a result, its obligation to temporarily refund $20,000,000 was extinguished. ORBIMAGE has notified Orbital of its position, notwithstanding the renegotiation of the license agreement, that the $20,000,000 refund is now due and payable, which Orbital disputes. The parties are currently in discussions to resolve this matter. Under the new RadarSat-2 license agreement, $10,000,000 will be due from ORBIMAGE to MDA in 2002. Orbital has agreed to purchase up to $10,000,000 of receivables from ORBIMAGE in 2002, subject to certain conditions, if ORBIMAGE is unable to make its 2002 payments to MDA.

(12)       RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the company adopted Statement of Financial Accounting Standard No. 133, as amended, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 133"), which changes the way in which the company will account for its derivative transactions to require the company to recognize the fair value of all derivative transactions, including embedded derivatives, as a recognized asset or liability. The accounting for the gains or losses resulting from the changes in the fair value of derivatives is dependent on whether the derivative is designated as a hedge, the intended use of the hedge and the extent to which a designated hedge is effective. Adjustments to reflect changes in the fair value of derivatives that are not designated as a hedge or that are not considered to be highly effective are reflected in earnings. Adjustments to reflect changes in fair value of derivatives that are designated as hedges and considered highly effective are either reflected in earnings and offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge and the change in the fair value of all derivatives not designated as a hedge are recognized immediately in earnings. The company engages in derivative transactions and hedging activities on a very limited basis. The adoption of SFAS 133 did not have a material impact on the company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

With the exception of historical information, the matters discussed below and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in "Item 1 - Business Considerations," in our Annual Report on Form 10-K for the year ended December 31, 2000, may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

We have adopted a strategy intended to increase Orbital's focus on our core space technology business units. This strategy includes the disposition of certain non-core assets. In the first quarter of 2001, we adopted a formal plan to dispose of Magellan Corporation ("Magellan"), which designs, produces, distributes, sells and licenses satellite access products, and our investment in Navigation Solutions LLC ("NavSol"), a joint venture engaged in satellite-aided automotive guidance and related value-added information services. Accordingly, Magellan's financial results are no longer included in our financial results from continuing operations and our equity interest in NavSol is no longer included in our earnings (losses) of affiliates for all periods presented.

We own substantially all the common stock of Orbital Imaging Corporation ("ORBIMAGE"). We exercise significant influence over ORBIMAGE's operational and financial affairs, but we do not control such affairs. Accordingly, we use the equity method of accounting for our ownership interest in ORBIMAGE.

In the first half of 2000, we recognized all of the revenues earned and costs incurred on sales of products and services to ORBCOMM and ORBIMAGE. We eliminated our share of profits from these sales to the extent these entities were capitalizing system construction costs. As a result of the weakened financial condition of ORBCOMM and ORBIMAGE, however, we stopped recognizing revenues on sales to ORBCOMM and ORBIMAGE effective June and July 2000, respectively.

In September 2000, ORBCOMM Global, L. P. ("ORBCOMM") and its subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. Accordingly, we wrote off our investment in ORBCOMM and wrote down ORBCOMM-related receivables and related inventories to their estimated recoverable value in the second half of 2000. We had accounted for this investment using the equity method of accounting through the second quarter of 2000. Although management believes that these write-offs are sufficient to cover our current exposure, such reserves do not include any additional charges to Orbital that might result should any disputes, litigation or unforeseen contingencies related to ORBCOMM arise.

RECENT DEVELOPMENT

On April 12, 2001, our wholly owned subsidiary, MDA Holdings Corporation ("MDA Holdings"), which holds our shares in MacDonald, Dettwiler and Associates Ltd. ("MDA"), entered into an agreement with a group of Canadian institutional and private equity investors to sell 12,350,000 shares for $14 Canadian or approximately $9 U.S. per share before fees and expenses. The agreement is subject to certain contingencies including customary closing conditions and certain required third party consents. The parties expect to close the sale by May 31, 2001. Certain of the purchasers also have an option to acquire MDA Holdings' remaining 5,650,000 shares of MDA, which must be exercised by May 31, 2001.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 AND 2000

Our products and services are grouped into four reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems, (iii) sensors and electronics systems, and (iv) space robotics, satellite ground systems, and mapping and land information products and services. All other activities of the company, as well as consolidating eliminations and adjustments are reported in corporate and other.

As noted previously, the financial information for Magellan and NavSol is not included in the results from continuing operations for all periods presented.

REVENUES

The following table summarizes revenues from our reportable business segments and corporate and other:

                                                                                 QUARTER ENDED MARCH 31,
                                                                        -------------------------------------------
                                                                                 2001                 2000
                                                                                 ----                 ----
                                                                                       (IN THOUSANDS)

           Launch Vehicles and Advanced Programs (1)                           $29,841             $ 36,279
           Satellites and Related Space Systems (2)                             51,670               68,024
           Sensors and Electronics Systems (3)                                  22,069               36,569
           Space Robotics, Satellite Ground Systems, and
              Mapping and Land Information Products and
              Services (4)                                                      72,638               61,470
           Corporate and Other (5)                                              (1,556)              (3,491)
                                                                              --------             --------
           TOTAL                                                              $174,662             $198,851
                                                                              ========             ========

(1) Revenues in this segment decreased in the first quarter of 2001 as compared to the first quarter of 2000 due to decreases in revenues from launch vehicles as well as advanced programs. Revenues from launch vehicles decreased primarily as a result of the suspension of revenue recognition under the company's procurement agreements with ORBCOMM and ORBIMAGE which accounted for approximately $4,500,000 revenues in the aggregate in the first quarter of 2000. In addition, launch vehicle revenues for the first quarter of 2000 included revenues recognized on a Taurus launch vehicle contract with the U. S. Air Force that was completed in March 2000. The impact of the reduction in revenues from these programs was partially offset by revenues recognized in the first quarter of 2001 on the Navy Supersonic Sea Skimming Target
        (SSST), a suborbital program that was awarded to the company in July 2000. Revenues from advanced programs decreased largely as a result of the termination of the X-34 reusable rocketplane development contract with the National Aeronautics and Space Administration ("NASA"), which contract NASA terminated for convenience in March 2001.

(2) Revenues from satellites and related space systems decreased in the first quarter of 2001 as compared to the first quarter of 2000 primarily as a result of the suspension of revenue recognition under the company's procurement agreements with ORBCOMM and ORBIMAGE which accounted for approximately $14,000,000 in the aggregate of revenues in the first quarter of 2000. The remainder of the decrease in revenues is primarily attributable to lower revenues in our science and technology satellites business area.

(3) Revenues from sensors and electronics systems decreased in the first quarter of 2001 as compared to the first quarter of 2000 primarily due to the sale in October 2000 of our Fairchild Defense electronics business unit ("Fairchild"), which reported $16,900,000 of revenues in the first quarter of 2000. The absence of Fairchild's revenues in 2001 was offset in part by increases in revenues from a number of transportation management programs.

(4) The space robotics, satellite ground systems, and mapping and land information products and services segment is comprised solely of the financial results of MDA. Revenues increased in the first quarter of 2001 as compared to the first quarter of 2000 primarily as a result of the acquisition of the DataQuick products division of Axciom Corporation ("DataQuick") in the second quarter of 2000.

(5) Corporate and other includes the elimination of intercompany revenues, as well as adjustments to properly report revenues on certain contracts that are subdivided among more than one business unit.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations by reportable business segment and corporate and other activities was as follows:

                                                                                 QUARTER ENDED MARCH 31,
                                                                        -------------------------------------------
                                                                                 2001                 2000
                                                                                 ----                 ----
                                                                                       (IN THOUSANDS)

           Launch Vehicles and Advanced Programs (1)                          $   (464)            $  3,767
           Satellites and Related Space Systems (2)                             (1,831)                (471)
           Sensors and Electronics Systems (3)                                     412                1,424
           Space Robotics, Satellite Ground Systems, and
              Mapping and Land Information Products and
              Services (4)                                                       3,541                3,673
           Corporate and Other (5)                                              (1,644)              (2,492)
                                                                              --------             --------
           TOTAL                                                              $     14             $  5,901
                                                                              ========             ========

(1) Operating results for launch vehicles and advanced programs decreased in the first quarter of 2001 as compared to the first quarter of 2000 primarily as a result of the suspension of revenues and profits from the ORBCOMM procurement agreements during the second quarter of 2000, the completion of the Taurus launch vehicle contract for the U.S. Air Force in the first quarter of 2000 and termination of the X-34 contract in March 2001. The decrease in profits from these programs was offset in part by the profit contributed by the SSST program in the first quarter of 2001.

(2) The operating loss from satellites and related space systems increased in the first quarter of 2001 as compared to the first quarter of 2000 primarily as a result of the suspension of revenues and profits from the ORBCOMM contract.

(3) Operating income from sensors and electronics systems decreased in the first quarter of 2001 as compared to the first quarter of 2000 primarily due to the sale in October 2000 of our Fairchild Defense unit, partially offset by an increase of profits from several transportation management systems programs.

(4) Operating income from space robotics, satellite ground systems, and mapping and land information products and services decreased slightly in the first quarter of 2001 as compared to the first quarter of 2000 primarily due to an increase in general and administrative expenses and new business start-up costs which offset the increase in profits related to the DataQuick acquisition last year.

(5) Corporate and other includes expenses for various corporate general and administrative activities that are not allocated to the operating segments.

INTEREST EXPENSE

Interest cost, before deducting capitalized interest, was $10,237,000 and $4,744,000 for the quarters ended March 31, 2001 and 2000, respectively. No interest was capitalized in the first quarter of 2001 and $466,000 was capitalized in the first quarter of 2000. Interest expense increased in the first quarter of 2001 as compared to the first quarter of 2000 primarily as a result of fees incurred to amend our primary credit facility and to enter into a secondary credit facility in the first quarter of 2001 in addition to interest accrued on a vendor financing arrangement.

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes interest earnings on short-term investments and realized gains and losses on investments. Interest income and other, net was $980,000 and $1,281,000 for the first quarter of 2001 and 2000, respectively.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES

Equity in (earnings) losses of affiliates is primarily comprised of (i) elimination of our proportionate share of profits on sales to ORBCOMM and ORBIMAGE, (ii) our proportionate share of earnings and losses of ORBCOMM and ORBIMAGE, and (iii) preferred dividends and beneficial conversion rights to other investors in ORBIMAGE.

Equity in earnings (losses) of affiliates were as follows:

                                                                                   QUARTER ENDED MARCH 31,
                                                                                   -----------------------
                                                                                  2001                  2000
                                                                                  ----                  ----
                                                                                        (IN THOUSANDS)
             ORBCOMM (1)........................                               $    ---               $(17,073)
             ORBIMAGE (2) .......................                                 (9,365)               (6,270)
             Other  ....................................                            (580)                  (91)
                                                                                  -------             ---------
                                                                               $  (9,945)             $(23,434)
                                                                                  =======             =========

(1) In the second half of 2000, we wrote off our investment in ORBCOMM; accordingly, we no longer recognize equity losses for ORBCOMM.

(2) Beginning in January 2001, ORBIMAGE discontinued capitalizing interest on satellites under construction. As a result, ORBIMAGE's net loss increased significantly in the first quarter of 2001 as compared to the first quarter of 2000 due to the increase in interest expensed.

MINORITY INTERESTS

The minority stockholders' proportionate share of MDA's net income was $724,000 and $521,000 in the first quarter of 2001 and 2000, respectively.

PROVISION FOR INCOME TAXES

We recorded income tax provisions of $1,655,000 and $1,273,000 in the first quarter of 2001 and 2000, respectively. The provision in both periods is attributable to foreign taxes recognized by MDA. Our interim income tax provision is based on an estimate of our full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

DISCONTINUED OPERATIONS

As discussed previously, in the first quarter of 2001, the company adopted a formal plan to dispose of Magellan and our investment in NavSol. We expect to complete an agreement to sell these businesses in the second quarter of 2001. We recorded an accrual in the fourth quarter of 2000 for the estimated losses during the 2001 phase-out period. Accordingly, the first quarter 2001 losses for these businesses are not reflected in our 2001 condensed consolidated statement of operations.

BACKLOG

Our firm backlog at March 31, 2001, was $896,077,000. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded. Total backlog was $3,993,550,000 at March 31, 2001. Total backlog includes firm backlog in addition to unexercised options, undefinitized orders, contract award selections, indefinite quantity contracts, and the projected revenue stream related to an exclusive government license. Firm and total backlog at March 31, 2001 included approximately $347,787,000 and $715,521,000, respectively, attributable to MDA. Firm and total backlog at March 31, 2001 does not give effect to new orders received or any terminations or cancellations since that date.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2001, we funded our capital requirements for operations through cash from operations combined with cash on hand and the proceeds from a $30,000,000 loan from our bank syndicate discussed below. Our liquidity has been, and continues to be, constrained and we anticipate that in 2001 cash flow from operations will be insufficient to cover our capital requirements, operating requirements and debt service. To meet our capital and operating requirements, we have entered into an agreement to sell 12,350,000 of our MDA shares, at approximately $9.00 per share. The agreement is subject to customary closing conditions, including certain required third party consents, and the parties expect to close the sale by May 31, 2001. Certain of the purchasers also have an option to acquire MDA Holdings' remaining 5,650,000 shares of MDA by May 31, 2001. Further, we are negotiating to sell our interests in Magellan and NavSol, which we consider to be non-core assets. Management's plans also include restructuring business operations, which, combined with the above-described asset sales should facilitate our ability to raise additional equity capital and refinance our debt. Management expects that this strategy will generate sufficient additional liquidity to satisfy our obligations; however, no assurance can be given that we will be successful in achieving such goal. Our ability to continue as a going concern is contingent upon our success in implementing the foregoing strategy on a timely basis, and we are accordingly focusing our near-term efforts on executing certain asset sales and restructuring our business operations.

We incurred a net loss in the first quarter of 2001 and expect to incur a net loss for the year ending December 31, 2001 before considering gains or losses from any asset sales. As of March 31, 2001, we had $22,138,000 of unrestricted cash and short-term investments. Our accumulated deficit was $486,103,000 as of March 31, 2001. Current liabilities exceeded current assets by $149,364,000 at March 31, 2001.

We invested $6,921,000 in capital expenditures for various satellites, launch vehicles and other infrastructure production, manufacturing and test equipment, buildings and leasehold improvements and office equipment in the first quarter of 2001. In the quarter ended March 31, 2001, we reported a $62,578,000 net use of cash for our continuing operations and a $1,872,000 net use of cash to fund discontinued operations.

Cash and investments were $28,976,000 and total debt obligations were $324,231,000 at March 31, 2001. Orbital's outstanding debt at March 31, 2001 included $100,000,000 of convertible 5% subordinated notes due October 2002, $144,500,000 outstanding under our primary and secondary credit facilities which are discussed below, $8,874,000 of short-term debt of Magellan that was guaranteed by us, $47,784,000 borrowed by MDA under its credit facility which is non-recourse to us, $6,666,000 outstanding under our secured note with The Northwestern Mutual Life Insurance Company, and other unsecured notes and asset-based financings. Cash and investments at March 31, 2001 included approximately $6,838,000 restricted to support bank covenants and outstanding letters of credit. Our current ratio (defined as current assets divided by current liabilities) was 69% at March 31, 2001. Our ratio of total debt less cash and investments to total debt plus total stockholders' equity was approximately 85% at March 31, 2001.

Our primary credit facility is with an international syndicate of banks and provided for total borrowings of $115,000,000, all of which was drawn and outstanding as of March 31, 2001, at a weighted average interest rate of 10.56% (the "Primary Facility"). On February 23, 2001, we entered into a $30,000,000 364-day loan (the "Secondary Facility") with this bank syndicate. At that same time, we amended and restated the Primary Facility (the "Amended and Restated Primary Facility") in order to, among other things, modify the prepayment terms, expand the collateral provided to the banks and change the expiration date from December 2002 to July 2002. Our borrowings are now collateralized by accounts receivable, intellectual property, inventory, equipment, real estate and certain other assets, including the stock of the company's wholly owned subsidiaries, which include MDA Holdings, the holder of all shares of MDA that we beneficially own. The Amended and Restated Primary Facility and the Secondary Facility prohibit the payment of cash dividends and the making of investments, and contain certain covenants with respect to our working capital levels, operating cash flows, leverage and net worth. During the first quarter of 2001, we defaulted under several financial covenants dealing with minimum consolidated net worth, consolidated leverage and senior leverage under both the Amended and Restated Primary Facility and the Secondary Facility. These defaults were waived by the bank group in amendments signed in April 2001.

The Amended and Restated Primary Facility and the Secondary Facility require that we reduce outstanding balances under the facilities in connection with debt issuances, equity issuances or asset sales consummated by us. We must apply 100% of the first $50,000,000 of net cash proceeds from any asset sale, 43.75% of the next $80,000,000 and 70% thereafter to pay down amounts owing under the Secondary Facility first, and then the Amended and Restated Primary Facility. In addition, we must apply 100% of net cash proceeds from any debt issuances and 55% of the net cash proceeds of any equity issuance by us to pay down the facilities. We will default under the leverage covenant in both the Secondary Facility and the Amended and Restated Primary Facility unless we complete one or more asset sales by June 30, 2001 that raise sufficient proceeds to pay down a significant portion of debt.

In January 2001, we also agreed to make pro rata payments under our note payable to Northwestern Mutual Life Insurance Company at the time payments are made to our lenders under the Amended and Restated Primary Facility in connection with asset sales, equity issuances or debt issuances.

We have guaranteed payment of amounts owed by Magellan under its credit facility with a bank. In the first quarter of 2001, we repaid $1,100,000 of this credit facility under the guarantee in order to avoid a default by Magellan on its tangible net worth covenant.

MDA has a credit facility with a syndicate of six banks, which is non-recourse to us. The facility provides for total availability of approximately $126,650,000 (of which approximately $47,784,000 was outstanding at March 31, 2001) and contains certain operational and financial covenants including certain restrictions on the payment of dividends. The total available amount includes a program-specific letter of credit facility of $33,325,000.

ORBIMAGE management currently estimates that ORBIMAGE has sufficient resources to meet its capital and operating requirements through the second quarter of 2001. In March 2001, due to a delay in the OrbView-4 launch, we paid $1,000,000 to ORBIMAGE as partial payment of a $2,500,000 launch delay penalty that is otherwise due after May 2001. ORBIMAGE is seeking to restructure its outstanding debt, which is non-recourse to us, and to obtain additional capital from third parties as well as its existing shareholders. There can be no assurance that such capital will be available on a timely basis or at all.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks, although we have entered into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar and Japanese yen. At March 31, 2001, the majority of the company's long-term debt consisted of its $100,000,000 5% convertible subordinated notes, due October 2002. The fair market value of these convertible securities fluctuates with the company's stock price, and was $57,570,000 at March 31, 2001.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

           Not a pplicable.

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

           (b)       Reports on Form 8-K.   None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORBITAL SCIENCES CORPORATION


DATED:  May 15, 2001            By:   /s/ David W.  Thompson
                                   --------------------------------------------
                                          David W. Thompson
                                          Chief Executive Officer


DATED:  May 15, 2001            By:   /s/ Garrett E.  Pierce
                                   --------------------------------------------
                                          Garrett E. Pierce
                                          Executive Vice President, Chief
                                          Financial Officer

                                  EXHIBIT INDEX


The following exhibit is filed as part of this report.


Exhibit No.                     Description

10.1 Amendment No. 15 dated as of May 1, 2001 to the Third Amended and Restated Credit and Reimbursement Agreement dated as of December 21, 1998 among Orbital Sciences Corporation, the banks party thereto and Morgan Guaranty Trust Company of New York as Collateral Agent.

10.2 Amendment No. 2 dated as of May 1, 2001 to the 364-Day Senior Credit Agreement dated as of February 23, 2001 among Orbital Sciences Corporation, the banks party thereto and Morgan Guaranty Trust Company of New York as Collateral Agent.