Form 10-Q
period 2001-06-30
ORBITAL SCIENCES CORP /DE/
filed 2001-08-14
CIK 820736

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                            For the quarter ended

                                JUNE 30, 2001


                         ORBITAL SCIENCES CORPORATION


                        Commission file number 1-14279
                        -------------------------------


                  DELAWARE                                06-1209561
 ------------------------------------------   ---------------------------------
          (State of Incorporation)               (IRS Identification number)




          21700 ATLANTIC BOULEVARD
           DULLES, VIRGINIA 20166                       (703) 406-5000
 ------------------------------------------   ---------------------------------
  (Address of principal executive offices)            (Telephone number)


The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

As of August 10, 2001, 38,559,902 shares of the registrant's common stock were outstanding.

PART 1

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         ORBITAL SCIENCES CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           JUNE 30,          DECEMBER 31,
                                                                                             2001                2000
                                                                                        ----------------    ----------------
                                                                                          (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $   51,119          $   44,931
   Restricted cash and short-term investments, at market                                     3,096               6,973
   Receivables, net                                                                        130,251              94,307
   Inventories, net                                                                         67,302              58,730
   Net current assets of discontinued operations                                            29,769                  --
   Deferred income taxes and other current assets                                            5,346               5,314
                                                                                        ----------------    ----------------
    TOTAL CURRENT ASSETS                                                                   286,883             210,255
                                                                                        ----------------    ----------------
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS, NET                                          52,288             118,825
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
   and amortization of $85,534 and $83,746, respectively                                    93,612              95,317
GOODWILL, less accumulated amortization of $36,720 and $33,708, respectively               112,882             115,894
DEFERRED INCOME TAXES AND OTHER ASSETS                                                       7,930               8,262
                                                                                        ----------------    ----------------
     TOTAL ASSETS                                                                        $ 553,595          $  548,553
                                                                                        ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings and current portion of long-term obligations                   $   62,271          $  134,796
   Accounts payable and accrued expenses                                                   174,004             157,116
   Net current liabilities of discontinued operations                                           --              15,885
   Deferred revenues                                                                        57,983              71,694
                                                                                        ----------------    ----------------
   TOTAL CURRENT LIABILITIES                                                               294,258             379,491
                                                                                        ----------------    ----------------
LONG-TERM OBLIGATIONS, net of current portion                                              105,896             108,291
RECOGNIZED LOSSES IN EXCESS OF INVESTMENT IN AFFILIATE                                      35,129              16,038
  OTHER LIABILITIES                                                                          2,003                 582
                                                                                        ----------------    ----------------
   TOTAL LIABILITIES                                                                       437,286             504,402
                                                                                        ----------------    ----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock, par value $.01; 10,000,000 shares authorized,
     none outstanding                                                                           --                  --
   Common Stock, par value $.01; 80,000,000 shares authorized, 38,042,312 and
    37,729,476 shares outstanding, respectively                                                380                 377
   Additional paid-in capital                                                              517,159             515,462
   Accumulated other comprehensive income (loss)                                            18,300              (7,152)
   Accumulated deficit                                                                    (419,530)           (464,536)
                                                                                        ----------------    ----------------
   TOTAL STOCKHOLDERS' EQUITY                                                              116,309              44,151
                                                                                        ----------------    ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  553,595          $  548,553
                                                                                        ================    ================

See accompanying notes to condensed consolidated financial statements.

                         ORBITAL SCIENCES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                             FOR THE QUARTER ENDED
                                                                    JUNE 30,
                                                        ---------------------------------
                                                            2001               2000
                                                        --------------    ---------------
REVENUES                                                $    118,648      $    144,750
Costs of goods sold                                          109,345           125,710
                                                        --------------    ---------------
GROSS PROFIT                                                   9,303            19,040


Research and development expenses                              2,931             2,655
Selling, general and administrative expenses                  12,501            19,182
Amortization of goodwill                                       1,550             1,589
                                                        --------------    ---------------
LOSS FROM OPERATIONS                                          (7,679)           (4,386)


Other income, net                                                539             1,535
Interest expense, net of capitalized interest                 (6,808)           (6,264)
Equity in losses of affiliates                               (10,230)          (19,907)
Litigation settlement                                             --           (11,500)
                                                        --------------    ---------------
LOSS FROM CONTINUING OPERATIONS                              (24,178)          (40,522)
Income (loss) from discontinued operations                    90,749            (1,607)
                                                        --------------    ---------------
NET INCOME (LOSS)                                       $     66,571      $    (42,129)
                                                        ==============    ===============



NET INCOME (LOSS) PER COMMON AND DILUTIVE SHARE:
  Loss from continuing operations                       $      (0.64)     $      (1.09)
  Income (loss) from discontinued operations                    2.39             (0.04)
                                                        --------------    ---------------
  Net income (loss)                                     $       1.75      $      (1.13)
                                                        ==============    ===============

Shares used in computing per share amounts                37,941,317        37,409,264
                                                        ==============    ===============


See accompanying notes to condensed consolidated financial statements.

                         ORBITAL SCIENCES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                               ---------------------------------
                                                                   2001               2000
                                                               --------------    ---------------
REVENUES                                                       $   220,673       $   282,519
Costs of goods sold                                                198,826           241,428
                                                               --------------    ---------------
GROSS PROFIT                                                        21,847            41,091


Research and development expenses                                    4,841             5,967
Selling, general and administrative expenses                        25,626            34,545
Amortization of goodwill                                             3,235             3,238
                                                               --------------    ---------------
LOSS FROM OPERATIONS                                               (11,855)           (2,659)


Other income, net                                                      980             2,418
Interest expense, net of capitalized interest                      (15,831)           (9,502)
Equity in losses of affiliates                                     (19,995)          (43,251)
Litigation settlement                                                   --           (11,500)
                                                               --------------    ---------------
LOSS FROM CONTINUING OPERATIONS                                    (46,701)          (64,494)
Income (loss) from discontinued operations                          91,707            (4,159)
                                                               --------------    ---------------
NET INCOME (LOSS)                                              $    45,006       $   (68,653)
                                                               ==============    ===============


NET INCOME (LOSS) PER COMMON AND DILUTIVE SHARE:
  Loss from continuing operations                              $     (1.23)      $     (1.73)
  Income (loss) from discontinued operations                          2.42             (0.11)
                                                               --------------    ---------------
  Net income (loss)                                            $      1.19       $     (1.84)
                                                               ==============    ===============
Shares used in computing per share amounts                      37,843,923        37,408,382
                                                               ==============    ===============


See accompanying notes to condensed consolidated financial statements.

                         ORBITAL SCIENCES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN THOUSANDS)

                                                                                               FOR THE SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                           ---------------------------------
                                                                                               2001               2000
                                                                                           --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                                       $   45,006        $  (68,653)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES:
     (Income) loss from discontinued operations                                               (91,707)            4,159
     Depreciation and amortization expenses                                                    11,725            13,434
     Equity in losses of affiliates                                                            19,995            43,251
     Other                                                                                      2,907             2,992
   Changes in assets and liabilities                                                          (40,012)           23,574
                                                                                           --------------    ---------------
       Net cash provided by (used in) continuing operations                                   (52,086)           18,757
       Net cash provided by (used in) discontinued operations                                  (5,978)           24,609
                                                                                           --------------    ---------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (58,064)           43,366
                                                                                           --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                     (13,765)          (21,409)
     Payments for business combination, net of cash acquired                                       --           (31,400)
     Net proceeds from sales of subsidiary equity                                             146,640                --
     Purchases of available-for-sale investment securities, net                                    --              (696)
     Sales of available-for-sale investment securities                                          8,397            10,932
     Investments in and advances to affiliates, net                                               720            (3,025)
                                                                                           --------------    ---------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    141,992           (45,598)
                                                                                           --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net short-term borrowings (repayments)                                                      (749)             (639)
     Principal payments on long-term obligations                                             (109,991)          (43,170)
     Net proceeds from issuances of long-term obligations                                      31,299            39,209
     Repayment to joint venture partner                                                            --           (28,418)
     Net proceeds from issuances of common stock                                                1,701                --
                                                                                           --------------    ---------------
       NET CASH USED IN FINANCING ACTIVITIES                                                  (77,740)          (33,018)
                                                                                           --------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                       --               966
                                                                                           --------------    ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            6,188           (34,284)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 44,931            53,250
                                                                                           --------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $   51,119        $   18,966
                                                                                           ==============    ===============


See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000
(UNAUDITED)

(1)      BASIS OF PRESENTATION AND LIQUIDITY

Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, is a space technology company that designs, manufactures, operates and markets a broad range of affordable space systems, including launch vehicles, satellites and related space systems and sensors and electronics systems.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the company reported losses from operations for the past several years and had a net working capital deficit at December 31, 2000 and June 30, 2001. The company completed the sales of certain non-core assets, as discussed in Note 3, primarily to provide liquidity for operations for the remainder of 2001. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

The company incurred net losses from continuing operations for the quarter and six months ended June 30, 2001, and expects to incur a net loss for the year ending December 31, 2001 before considering gains or losses from asset sales. As of June 30, 2001, the company had $51.1 million of unrestricted cash and cash equivalents and current liabilities exceeded current assets by $7.4 million. The company's accumulated deficit was $419.5 million as of June 30, 2001.

The company's liquidity has been, and continues to be, constrained. To meet the company's capital and operating requirements, the company sold its interests in three businesses in 2001, as discussed in Note 3, and has entered into a definitive agreement to sell another of its operating divisions. Management's plans also include restructuring business operations by consolidating operations and related systems and, if appropriate, through reducing the company's work force and otherwise lowering expenses. The company also intends to raise additional debt and/or equity capital and refinance existing debt obligations. The company has commenced initial efforts to replace the company's current senior credit facility. The company may also consider the sale of additional non-core assets. Management expects this strategy will generate sufficient liquidity to satisfy the company's obligations; however, the company's ability to continue as a going concern is contingent upon the company's successful implementation of the foregoing strategy on a timely basis.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the

United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (the "Commission"). The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

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

(3)      DISCONTINUED OPERATIONS

In the second quarter of 2001, Orbital's wholly owned subsidiary, MDA Holdings Corporation ("MDA Holdings"), sold 16.35 million of its MacDonald Dettwiler and Associates Ltd. ("MDA") shares in three transactions for $150.3 million before transaction fees and expenses, and the company recorded a $97.5 million gain. As a result, the company's ownership interest in MDA declined from approximately 52% prior to the sales to approximately 5% as of June 30, 2001. The remaining 1.65 million shares of MDA were sold on July 17, 2001 for $18.9 million before transaction fees and expenses. MDA's assets and liabilities as of December 31, 2000, and the results of operations related to MDA for the current and all prior periods presented, including the gain on sales of MDA shares in the second quarter of 2001, have been reported in the accompanying financial statements as discontinued operations. At June 30, 2001, the company's remaining 5% interest in MDA was classified as an investment accounted for using the cost method of accounting and is reported in "net current assets of discontinued operations" in the accompanying balance sheet at a fair value of $22.9 million. Fair value was determined using the $20.98 per share Canadian dollars ($13.86 U.S. dollars) closing price on June 29, 2001 of MDA's common stock, which is traded on the Toronto Stock Exchange. An unrealized gain of $18.7 million was included in comprehensive income in the second quarter of 2001. This unrealized gain will be reversed in the third quarter of 2001 and a realized gain of approximately $13.8 million will be reported on this transaction.

On July 13, 2001, subsidiaries of Thales, S.A. acquired the company's majority owned subsidiary Magellan Corporation ("Magellan") and purchased the company's 60% ownership interest in Navigation Solutions LLC ("NavSol") for $70 million. At closing, after allocation to Magellan's minority stockholders of $4.5 million of the proceeds, the company received gross proceeds before transaction fees and expenses of $65.5 million. The assets and liabilities and results of operations related to these businesses have been reported in the accompanying financial statements as discontinued operations for the current and all prior periods presented. The company had recorded a $33.0 million accrual in the fourth quarter of 2000 for the estimated loss on disposal of Magellan, including a provision of $4.5 million for the estimated losses from operations during the 2001 phase-out period. Magellan's and NavSol's actual losses for the phase-out period exceeded the original estimates by $3.2 million, resulting in an additional loss provision in the second quarter of 2001. The fees and expenses associated with closing the sale of Magellan and NavSol exceeded the original estimates resulting in an additional loss on the sale of these businesses of $5.0 million recorded in the second quarter of 2001.

The following table presents the components of income (loss) from discontinued operations:


                                                               QUARTER ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                        -----------------------------    ---------------------------
                                                                2001          2000            2001        2000
                                                                ----          ----            ----        ----
                                                                               (IN THOUSANDS)
Income (loss) from operations:
   Magellan and NavSol                                         $(3,166)     $(2,783)         $(3,166)     $(6,745)
   MDA                                                           1,428        1,176            2,218        2,586
                                                                -------      -------          -------      -------
                                                                (1,738)      (1,607)            (948)      (4,159)
                                                                -------      -------          -------      -------
Gain (loss) on disposal:
   Magellan and NavSol                                          (5,004)          --           (5,004)          --

   MDA                                                          97,491           --           97,659           --
                                                                -------      -------          -------      -------

                                                                92,487           --           92,655           --
                                                                -------      -------          -------      -------

Income (loss) from discontinued operations                     $90,749      $(1,607)         $91,707      $(4,159)
                                                                =======      =======          =======      =======

The carrying values of assets and liabilities of discontinued operations are as follows:

                                                  AS OF JUNE 30, 2001                 AS OF DECEMBER 31, 2000
                                           ----------------------------------    -----------------------------------
                                                         MAGELLAN                              MAGELLAN
                                                           AND                                   AND
                                               MDA        NAVSOL     TOTAL          MDA         NAVSOL       TOTAL
                                           ------------  ---------  -------       --------     --------     --------
                                                                         (IN THOUSANDS)
Current assets (liabilities), net.......   $  22,871   $    6,898  $  29,769     $(25,097)   $    9,212  $ (15,885)
                                           ----------- ----------- ----------    ----------  ----------- -----------
Non-current assets, net:
   Investment in affiliates.............           -       18,977     18,977        2,327        20,312     22,639
   Property, plant and equipment, net...           -        4,743      4,743       33,396         5,692     39,088
   Goodwill and other, net..............           -       28,568     28,568       29,127        27,971     57,098
                                           ----------- ----------- ----------    ----------  ----------- -----------
Net non-current assets..................           -       52,288     52,288       64,850        53,975    118,825
                                           ----------- ----------- ----------    ----------  ----------- -----------
Net assets of discontinued operations ..   $  22,871   $   59,186  $  82,057     $ 39,753    $   63,187  $ 102,940
                                           =========== =========== ==========    ==========  =========== ===========

The following summarizes the operating results of discontinued operations for the quarter and six months ended June 30, 2001 and 2000:

                                        QUARTER ENDED                           SIX MONTHS ENDED
                            -------------------------------------   ---------------------------------------
                                         MAGELLAN                                    MAGELLAN
                                           AND                                         AND
                              MDA(a)      NAVSOL         TOTAL         MDA(a)         NAVSOL        TOTAL
                            ----------  -----------   -----------   ------------   ------------    --------
                                                             (IN THOUSANDS)
     JUNE 30, 2001
       Revenues............  $47,504    $20,708        $68,212       $120,142      $ 43,900        $164,042
       Net income (loss)...    1,428     (5,512)(b)     (4,084)         2,218        (7,639)(b)      (5,421)
     JUNE 30, 2000
       Revenues............  $61,058    $25,667        $86,725       $122,140      $ 50,357        $172,497
       Net income (loss)...    1,176     (2,783)        (1,607)         2,586        (6,745)         (4,159)

(a) MDA's results are for the two and five months ended May 31, 2001, the date after which MDA was no longer consolidated.

(b) As noted above, a $4.5 million accrual was made in the fourth quarter of 2000 for estimated losses from operations during the 2001 phase-out period. Magellan's and NavSol's actual losses for the phase-out period exceeded the original estimates by $3.2 million, resulting in an additional loss provision in the second quarter of 2001.

The company reclassified its consolidated statement of operations for the quarter and six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000 to reflect the results of operations and cash flows related to Magellan, NavSol and MDA as discontinued operations.

(4)      INVENTORIES

Inventories consist of components and raw materials inventory, work-in-process inventory and finished goods inventory and are generally stated at the lower of cost or net realizable value on a first-in, first-out or specific identification basis, net of allowances for estimated obsolescence.

Components and raw materials are purchased to support future production efforts. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the completed contract method of accounting and using the percentage-of-completion method of accounting applied on a units of delivery basis, and (ii) partially assembled commercial products. Work-in-process inventory generally includes direct production costs and certain allocated indirect costs.

(5)      INDUSTRY SEGMENT INFORMATION

Orbital designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems, and (iii) sensors and electronics systems. Reportable segments are generally organized based upon product lines. All other activities of the company are reported in the corporate and other segment, which includes certain general and administrative expenses of corporate finance, legal, administrative and general management functions. The company's investment in, as well as its share of the income or loss of ORBCOMM Global, L.P. ("ORBCOMM") (for 2000) and Orbital Imaging Corporation ("ORBIMAGE") are also included in corporate and other.

In 2001, the company recast the composition of certain reportable segments as a result of a new reporting approach and as a result of Magellan, NavSol and MDA being reported as discontinued operations. In addition, goodwill and other intangible assets and the related amortization expense were transferred from corporate and other to the applicable business segments as of January 1, 2001. The corresponding segment information as of December 31, 2000 and for the quarter and six months ended June 30, 2000 has been revised to conform to the new presentation.

The following table presents operating information for the quarter and six months ended June 30, 2001 and 2000 and identifiable assets at June 30, 2001 and December 31, 2000 by reportable segment. Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. There were no significant sales or transfers between segments.

                                                           QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------  ----------------------------
                                                              2001          2000         2001          2000
                                                              ----          ----         ----          ----
                                                                                (In thousands)
LAUNCH VEHICLES AND ADVANCED PROGRAMS:
   Revenues                                                $ 36,275       $ 40,489     $ 66,116     $ 76,768
   Operating income (loss)                                    7,512          4,762        7,047        8,046
   Identifiable assets                                      125,805        115,297      125,805      115,297
   Capital expenditures                                         210            644          678        1,270
   Depreciation and amortization                              1,972          1,563        3,897        3,159
SATELLITES AND RELATED SPACE SYSTEMS:
   Revenues                                                $ 57,799       $ 69,729     $109,469     $137,753
   Operating income (loss)                                  (13,081)        (3,162)     (14,912)      (3,913)
   Identifiable assets                                      173,523        144,224      173,523      144,224
   Capital expenditures                                       2,417          2,663        4,052        4,147
   Depreciation and amortization                              2,324          1,515        4,458        3,014
SENSORS AND ELECTRONICS SYSTEMS:
   Revenues                                                $ 25,245       $ 43,796     $ 47,315     $ 80,365
   Operating income (loss)                                      857          1,670        1,269        3,025
   Identifiable assets                                       73,794         70,374       73,794       70,374
   Capital expenditures                                         138          1,204          349        1,608
   Depreciation and amortization                                733          1,055        1,486        2,138
CORPORATE AND OTHER:
   Revenues                                                $   (671)      $ (9,264)    $ (2,227)    $(12,367)
   Operating income (loss)                                   (2,967)        (7,656)      (5,259)      (9,817)
   Equity in losses of affiliates                           (10,230)       (19,907)     (19,995)     (43,251)
   Identifiable assets                                      180,473        218,658      180,473      218,658
   Capital expenditures                                       4,079          6,342        8,686       14,384
   Depreciation and amortization                                922          1,479        1,884        5,123
CONSOLIDATED:
   Revenues                                                $118,648       $144,750     $220,673     $282,519
   Operating income (loss)                                   (7,679)        (4,386)     (11,855)      (2,659)
   Equity in losses of affiliates                           (10,230)       (19,907)     (19,995)     (43,251)
   Identifiable assets                                      553,595        548,553      553,595      548,553
   Capital expenditures                                       6,844         10,853       13,765       21,409
   Depreciation and amortization                              5,951          5,612       11,725       13,434

(6)      EARNINGS PER SHARE

Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. In periods of losses from continuing operations, fully diluted per-share losses are the same as basic losses per share disclosed in the accompanying condensed consolidated statements of operations. If the company had reported income from continuing operations, the number of shares used in calculating dilutive earnings per share would have been 41,525,314 and 41,516,706, respectively, for the quarter and six months ended June 30, 2001 and 41,053,655 and 41,157,887, respectively, for the quarter and six months ended June 30, 2000.

(7)      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and associated differences are as follows:

                                                      QUARTER ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                            -----------------------------  -----------------------------
                                                2001             2000          2001             2000
                                                ----             ----          ----             ----
                                                                      (IN THOUSANDS)
Differences between net income (loss),
    as reported, and comprehensive loss:
Net income (loss), as reported              $    66,571     $    (42,129)   $    45,006      $   (68,653)

Translation adjustments                           8,208             (636)         7,487           (1,249)

Unrealized gains on investments                  18,511             (403)        17,965             (403)
                                            -----------     -------------   -----------      ------------
     Comprehensive income (loss)            $    93,290     $    (43,168)   $    70,458      $   (70,305)
                                            ===========     =============   ===========      ============

Accumulated differences between net
    income (loss), as reported, and
    comprehensive loss:
Beginning of period                         $    (8,419)    $     (5,772)   $    (7,152)     $    (5,159)
Translation adjustments                           8,208             (636)         7,487           (1,249)
Unrealized gains on investments                  18,511             (403)        17,965             (403)
                                            -----------     -------------   -----------      ------------
     End of period                          $    18,300     $     (6,811)   $    18,300      $    (6,811)
                                            ===========     =============   ===========      ============

(8)      INVESTMENTS IN AND TRANSACTIONS WITH ORBCOMM

During 2000, Orbital owned a limited partnership interest in ORBCOMM and accounted for this investment using the equity method of accounting in the first half of 2000. In September 2000, ORBCOMM and its subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. As a result, Orbital recorded non-cash charges totalling $113.1 million in 2000 to fully write off its investment in ORBCOMM and to write down ORBCOMM-related receivables and related inventory to their estimated recoverable value of $196,000 and $12.9 million, respectively, at December 31, 2000. Although management believes that these write-offs are sufficient to cover the company's current exposure, such reserves do not include any additional charges that might result should any disputes, litigation or unforeseen contingencies related to ORBCOMM arise. Orbital discontinued recognizing ORBCOMM equity losses in the second half of 2000.

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

On April 23, 2001, immediately following approval of such sale by the United States Bankruptcy Court for the District of Delaware, ORBCOMM sold a majority of its assets to a newly formed acquisition entity called OGLP Acquisition Sub LLC ("OGLP Acquisition"). In conjunction with the acquisition, ORBCOMM, Teleglobe Holdings Corporation, OGLP Acquisition, ORBCOMM's unsecured creditors' committee, the holders of more than $90 million in principal amount of ORBCOMM's senior notes, Orbital's subsidiary Orbital Communications Corporation ("OCC"), and Orbital entered into an agreement providing for a consensual liquidating plan of reorganization for ORBCOMM. Under the liquidating plan, the company would contribute shares of its common stock having a market value of $6.5 million (subject to a floor price of $3.75 per share and a ceiling price of $6.50 per share) and would release claims against ORBCOMM for amounts owed to Orbital under ORBCOMM's satellite procurement agreements, all of which amounts were written off in 2000 due to uncollectibility. Also under the liquidating plan, Orbital would receive releases from the ORBCOMM estate, including releases of potential preference claims totalling approximately $57 million and Orbital would receive a release of OCC from the holders of at least a majority in principal amount of ORBCOMM's senior notes. As required by the terms of the proposed liquidating plan, in conjunction with the acquisition of ORBCOMM's assets, OCC entered into an asset purchase agreement with OGLP Acquisition and OGLP Acquisition Sub II Corp., a wholly owned subsidiary of OGLP Acquisition, pursuant to which OCC has agreed to transfer to OGLP Acquisition Sub II Corp., subject to fulfillment of certain conditions, the Federal Communications Commission licenses relating to the ORBCOMM System. Upon consummation of the proposed liquidating plan, the company would receive an approximately 40% equity interest in OGLP Acquisition. There can be no assurance that the plan will be consummated; if it is not consummated, Orbital expects that ORBCOMM's reorganization proceeding would be converted to a Chapter 7 liquidation proceeding.

(9)      INVESTMENTS IN AND TRANSACTIONS WITH ORBIMAGE

The company uses the equity method of accounting for its ownership interest in ORBIMAGE. As of June 30, 2001 and December 31, 2000, the company's share of ORBIMAGE's losses exceeded the company's investment in ORBIMAGE by $35.1 million and $16.0 million, respectively. This excess is reported as a non-current liability in the accompanying condensed consolidated balance sheet.

Under a procurement agreement between Orbital and ORBIMAGE, Orbital is providing and launching the OrbView-3 and OrbView-4 satellites, and constructing the related ground segment on a fixed-price basis. As a result of ORBIMAGE's lack of liquidity and weakened financial condition, Orbital ceased recognizing revenues on the ORBIMAGE system procurement contract beginning in the third quarter of 2000 and commenced accounting for its contract with ORBIMAGE using the completed contract method. Under the completed contract method, costs incurred under the contract are capitalized as inventory. At June 30, 2001, the company had a net asset of $4.4 million with respect to the ORBIMAGE procurement contract.

In March 2001, ORBIMAGE defaulted on its interest payment obligations under its $225 million Senior Notes due 2005. The Senior Notes are non-recourse to Orbital. ORBIMAGE management does not believe that ORBIMAGE has sufficient resources to meet its capital and operating requirements through the third quarter of 2001. ORBIMAGE is seeking to restructure the Senior Notes and to obtain capital from third parties as well as its existing shareholders, including the company. There can be no assurance that such capital will be available on a timely basis or at all. Should ORBIMAGE be unsuccessful in its efforts to raise additional capital, Orbital's ORBIMAGE-related receivables and inventory could become impaired. Furthermore, Orbital could be subject to litigation by ORBIMAGE and/or its creditors.

(10)     DEBT OBLIGATIONS

Orbital's primary credit facility (the "Primary Facility") is with an international syndicate of banks and, at February 23, 2001, provided for borrowings of $115 million, all of which was drawn and outstanding. On February 23, 2001, the company entered into a $30 million 364-day loan (the "Secondary Facility") with this bank syndicate. At that same time, the company amended and restated the Primary Facility (the "Amended and Restated Primary Facility") in order to, among other things, modify the prepayment terms, expand the collateral provided to the banks and change the expiration date from December 2002 to July 2002. Orbital's borrowings are collateralized by accounts receivable, intellectual property, inventory, equipment, real estate and certain other assets, including the stock of the company's wholly-owned subsidiaries. The Amended and Restated Primary Facility prohibits the payment of cash dividends, the redemption of any of Orbital's outstanding stock, and the making of investments, and limits capital expenditures for the year ending December 31, 2001 to $35 million and for the six months ending June 30, 2002 to $18 million. In addition, the Amended and Restated Primary Facility contains certain covenants and restrictions with respect to the company's ability to take certain actions, including the consolidation or merger of the company, and contains covenants with respect to working capital levels, operating cash flows, leverage and net worth.

The terms of the Amended and Restated Primary Facility and the Secondary Facility require that the company permanently reduce outstanding balances under the facilities in connection with debt issuances, equity issuances or asset sales according to a prescribed formula. Accordingly, during the second quarter of 2001, Orbital repaid the $30 million Secondary Facility in full and repaid $62 million of the Amended and Restated Primary Facility using cash proceeds from the sales of MDA shares (see Note 3). After giving effect to these repayments, as of June 30, 2001, the company had permanently reduced its outstanding borrowings under the Amended and Restated Primary Facility to $50 million. In July 2001, the company further reduced its outstanding balance under the Amended and Restated Primary Facility by $44 million using proceeds from the sale of Magellan and NavSol and the sale of the company's remaining MDA shares.

The company's $6.7 million outstanding balance on its note payable to Northwestern Mutual Life Insurance Company was paid in full in the second quarter of 2001 using proceeds from the sale of MDA shares.

Magellan maintained a short-term credit facility that was guaranteed by Orbital. In the first half of 2001, the company repaid $4.3 million of this credit facility under the guarantee in order to avoid a default of the tangible net worth covenant in this credit facility. At June 30, 2001, $7.4 million was outstanding on this facility. In July 2001, this credit facility was paid in full as part of the closing on the Magellan sale.

(11)     COMMITMENTS AND CONTINGENCIES

LITIGATION

In the first quarter of 2000, PT Media Citra Indostar, an Indonesian company ("PT-MCI"), commenced arbitration seeking a refund of $163 million PT-MCI asserts it paid in connection with a communications satellite constructed by CTA Incorporated ("CTA") under a contract that was assigned to Orbital in connection with its 1997 acquisition of CTA. PT-MCI's allegations include fraud and multiple breaches of contract. The company's claims against PT-MCI for unpaid invoices in the approximate amount of $14 million are also part of the arbitration proceedings. In addition, under the terms of the CTA acquisition, Orbital believes it is entitled to indemnification from CTA for all or a part of any damages arising from the PT-MCI litigation and that CTA retains liability for certain fraud claims being made by PT-MCI.

The company is currently arbitrating a claim brought by Thomas van der Heyden alleging that the company is in actual or anticipatory breach of obligations allegedly imposed on the company in a judgment in a previous action brought by the plaintiff against CTA. Mr. van der Heyden claims that he is entitled to a sum exceeding $30 million from the company, as successor-in-interest to CTA. In addition, under the terms of the CTA acquisition, Orbital believes it is entitled to indemnification from CTA for all or a part of any damages arising from this litigation.

In addition, the company and its subsidiaries are parties to certain other litigation or proceedings arising in the ordinary course of business. The company believes that the allegations in the legal proceedings described above are without merit and intends to vigorously defend against the allegations. The eventual outcome of the foregoing legal matters is uncertain and could have a material adverse impact on the company's results of operations and financial condition. However, in the opinion of management, it is not probable that the outcome of the foregoing legal matters will have a material adverse effect on the company's results of operations or financial condition.

CONTRACTS

Most of the company's government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the company's financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the company's business.

Since 1996, Orbital had been developing, constructing and testing several X-34 reusable rocketplanes under a contract with the National Aeronautics and Space Administration ("NASA"). NASA terminated this contract for convenience in March 2001. The company wrote down X-34-related property, plant and equipment, and accounts receivable to their estimated realizable values in the fourth quarter of 2000. In the second quarter of 2001, the company submitted an interim settlement proposal seeking recovery from NASA of its uncompensated costs associated with the X-34 contract, including costs associated with modifications made to the company's L-1011 aircraft to accommodate the X-34, as well as other termination and settlement costs. Although in August 2001 Orbital received a $10 million provisional payment from NASA, there can be no assurance that the company will recover all or most of its costs under this settlement proposal.

CONTINGENCIES

In 1996, ORBCOMM issued $170 million 14% senior unsecured notes due 2004 (the "ORBCOMM Notes") to institutional investors. ORBCOMM defaulted on the ORBCOMM Notes in September 2000. The ORBCOMM Notes are fully and unconditionally guaranteed on a joint and several basis by OCC and Teleglobe Mobile. On April 5, 2001, HSBC Bank USA, the indenture trustee for the ORBCOMM Notes, submitted to OCC and other guarantors of the ORBCOMM Notes a formal demand for payment of the outstanding principal amount of the notes, plus accrued unpaid interest from February 15, 2000 and related expenses. OCC's obligation is non-recourse to Orbital.

The creditors committee of ORBCOMM has notified the company that it believes ORBCOMM's bankruptcy estate is entitled to recover approximately $57 million in allegedly preferential payments that Orbital received in connection with the sale of satellites and launch services to ORBCOMM during the one-year period preceding ORBCOMM's bankruptcy filing. The creditors committee has also asserted that the ORBCOMM estate is entitled to recover approximately $0.9 million in allegedly preferential payments received by MDA. Orbital believes that all such claims are without merit and that the company has adequate defenses to all such claims. As discussed in Note 8 above, the proposed ORBCOMM liquidating plan of reorganization would, if consummated, include a release of the foregoing claims.

During the second quarter of 2000, Orbital agreed to temporarily refund $20 million to ORBIMAGE in January 2001 from amounts previously paid by ORBIMAGE under its procurement agreement with Orbital, provided, however, that such obligation would be terminated if Orbital were to successfully broker a renegotiation of ORBIMAGE's license agreement for worldwide RadarSat-2 satellite distribution rights with MDA by January 2001. The existing RadarSat-2 agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. Radarsat-2 distribution rights. Orbital believes that as a result, its obligation to temporarily refund $20 million was extinguished. ORBIMAGE has notified Orbital of its position, that notwithstanding the renegotiation of the license agreement, the $20 million refund is now due and payable, which Orbital disputes. The parties are currently in discussions to resolve this matter. Under the new RadarSat-2 license agreement, $10 million will be due from ORBIMAGE to MDA in 2002. Orbital has agreed to purchase up to $10 million of receivables from ORBIMAGE in 2002, subject to certain conditions, if ORBIMAGE is unable to make its 2002 payments to MDA.

(12)     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The company is required to adopt SFAS No. 142 on a prospective basis as of January 1, 2002.

Effective January 1, 2001, the company adopted SFAS No. 133, as amended, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 133"), which changes the way in which the company accounts for its derivative transactions. The company engages in derivative transactions and hedging activities on a very limited basis. The adoption of SFAS 133 did not have a material impact on the company's financial statements.

(13)     SUBSEQUENT EVENT

On August 2, 2001, the company entered into a definitive agreement to sell its Pomona, California-based sensor systems division, which designs, manufactures and supports sophisticated sensors and analytical instruments for defense, space and industrial applications, to the Hamilton Sundstrand unit of United Technologies Corporation. At closing, anticipated in September 2001, the company expects to receive gross proceeds before transaction fees and expenses of approximately $20 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTIES

With the exception of historical information, the matters discussed below and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K/A for the year ended December 31, 2000, may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND
2000

Our products and services are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems, and (iii) sensors and electronics systems. All other activities of the company, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The financial results of the discontinued operations of Magellan, NavSol and MDA are not included in the results from continuing operations for all periods presented.

REVENUES

The following table summarizes revenues from our reportable business segments and corporate and other:


                                                         QUARTER ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                     ---------------------       ---------------------
                                                       2001          2000          2001         2000
                                                       ----          ----          ----         ----
                                                                     (IN THOUSANDS)
       Launch Vehicles and Advanced Programs (1)     $ 36,275      $ 40,489      $ 66,116     $ 76,768
       Satellites and Related Space Systems (2)        57,799        69,729       109,469      137,753
       Sensors and Electronics Systems (3)             25,245        43,796        47,315       80,365
       Corporate and Other (4)                           (671)       (9,264)       (2,227)     (12,367)
                                                     --------      --------      --------     --------
       TOTAL                                         $118,648      $144,750      $220,673     $282,519
                                                     ========      ========      ========     ========

(1) Revenues in this segment decreased in the second quarter of 2001 as compared to the second quarter of 2000 as a result of a $6.4 million decrease in revenues from advanced programs that was partly offset by a $2.2 million increase in revenues from launch vehicles. Revenues from advanced programs decreased primarily as a result of the termination of the X-34 reusable rocketplane development contract with the National Aeronautics and Space Administration ("NASA"), which NASA terminated for convenience in March 2001. The increase in launch vehicle revenues is attributable to several launch vehicle contracts, partially offset by the absence in 2001 of ORBIMAGE and ORBCOMM procurement contract revenues, which totalled $2.3 million in the second quarter of 2000.

       Revenues in this segment decreased in the six months ended June 30, 2001 as compared to the same period in 2000 due to a $8.7 million decrease in revenues from advanced programs and a $1.9 million decrease in revenues from launch vehicles. Revenues from advanced programs decreased primarily as a result of the termination of the X-34 contract. Launch vehicle revenues decreased primarily as a result of the absence of ORBIMAGE and ORBCOMM procurement contract revenues, which totalled $13.6 million in the first half of 2000, partially offset by increases in revenues from several launch vehicle contracts.

(2) Revenues from satellites and related space systems decreased in the second quarter of 2001 as compared to the second quarter of 2000 largely as a result of the absence in 2001 of ORBCOMM and ORBIMAGE procurement contract revenues, which totalled $9.6 million in the second quarter of 2000. Satellites and related space systems revenues were also impacted by the completion of several satellite production contracts, partially offset by revenues generated from two large geosynchronous satellite contracts. In addition, the second quarter of 2001 includes a $3.5 million adjustment to reduce revenues on our contract with Japan's Broadcasting Satellite System Corporation ("BSAT"). The BSAT-2b geostationary communications satellite was completed and launched in July 2001 on an Ariane 5 rocket. However, due to a launch anomaly, this satellite did not reach its intended orbit. We believe that we have adequate insurance coverage to cover this situation; however, proceeds totalling $3.5 million that are anticipated to be recovered under the insurance policy, have been excluded from contract revenues in the second quarter of 2001. The insurance proceeds to be recovered under this policy will be reported as "other income" in the period such proceeds are received.

       Revenues for the six months ended June 30, 2001 decreased as compared to the same period in 2000 primarily as a result of $23.7 million of lower revenues from the ORBCOMM and ORBIMAGE procurement agreements, in addition to the other factors noted above.

(3) Revenues from sensors and electronics systems decreased in the second quarter of 2001 as compared to the second quarter of 2000 primarily as a result of the October 2000 sale of the Fairchild Defense electronics business unit ("Fairchild"), which had revenues of $17.3 million in the second quarter of 2000.

       Revenues for the six months ended June 30, 2001 decreased as compared to the same period in 2000, primarily as a result of the sale of Fairchild, which had $34.2 million of revenues during the six month period ended June 30, 2000.

(4) Corporate and other includes the elimination of intercompany revenues, as well as adjustments to properly report revenues on certain contracts that are subdivided among more than one business unit. The reduction in such eliminations and adjustments in the second quarter of 2001 and the six months ended June 30, 2001, as compared to the same periods in 2000, was primarily attributable to the absence of intercompany activity and consolidation adjustments related to the ORBIMAGE, ORBCOMM and X-34 programs.

INCOME (LOSS) FROM OPERATIONS

The following table summarizes income (loss) from operations for our reportable business segment and corporate and other:


                                                                 QUARTER ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                             ----------------------    --------------------
                                                               2001          2000        2001         2000
                                                               ----          ----        ----         ----
                                                                            (IN THOUSANDS)
       Launch Vehicles and Advanced Programs (1)             $  7,512       $ 4,762    $  7,047     $ 8,046
       Satellites and Related Space Systems (2)               (13,081)       (3,162)    (14,912)     (3,913)
       Sensors and Electronics Systems (3)                        857         1,670       1,269       3,025
       Corporate and Other (4)                                 (2,967)       (7,656)     (5,259)     (9,817)
                                                             --------       -------    --------     -------
       TOTAL                                                 $ (7,679)      $(4,386)   $(11,855)    $(2,659)
                                                             ========       =======    ========     =======



(1) Operating income for launch vehicles and advanced programs increased in the second quarter of 2001 as compared to the second quarter of 2000 primarily as a result of a favorable $3.4 million contract earnings adjustment on the X-34 program in the second quarter of 2001, in addition to an overall increase in profits on several launch vehicle programs. These increases were offset in part by the absence in 2001 of a $2.6 million favorable launch vehicle contract settlement recorded in the second quarter of 2000.

       Operating income for the six months ended June 30, 2001 decreased as compared to the first half of 2000. The favorable $3.4 million contract earnings adjustment on the X-34 program and increases in profits on a variety of launch vehicle programs was more than offset by the absence in 2001 of profits from the ORBCOMM and ORBIMAGE procurement contracts and the above-mentioned $2.6 million favorable contract settlement.

(2) Operating losses from satellites and related space systems increased in the quarter and six months ended June 30, 2001 as compared to the same periods in 2000 primarily as a result of production delays and the associated cost growth on a large geosynchronous satellite production contract, in addition to the absence in 2001 of profit from the ORBCOMM procurement contract.

(3) Operating income from sensors and electronics systems decreased in the second quarter and the first half of 2001 as compared to the same periods in 2000 primarily as a result of the sale of Fairchild, which had $1.8 million and $4.2 million of operating profit in the second quarter and first six months of 2000, respectively.

(4) Corporate and other includes expenses for various corporate general and administrative activities that are not allocated to the operating segments, as well as consolidating adjustments for intracompany contracts. The improvement in corporate and other in the second quarter and first six months of 2001 as compared to the same periods in 2000 is due to consolidating adjustments recorded in 2000 related to the ORBCOMM and ORBIMAGE contracts.

INTEREST EXPENSE

Interest cost, before deducting capitalized interest, was $6.8 million and $6.9 million for the quarters ended June 30, 2001 and 2000, respectively. No interest was capitalized in the second quarter of 2001 and $658,000 was capitalized in the second quarter of 2000. Interest expense did not decrease in proportion to the decrease in average outstanding debt in the second quarter of 2001, as compared to the second quarter of 2000, as a result of the acceleration of the amortization of prepaid financing costs and interest related to a vendor financing agreement, both recorded in the second quarter of 2001.

Interest cost, before deducting capitalized interest, was $15.8 million and $10.6 million for the six months ended June 30, 2001 and 2000, respectively. No interest was capitalized in the first half of 2001 and $1.1 million was capitalized in the first half of 2000. Interest expense increased in the first half of 2001 as compared to the same period in 2000 primarily as a result of fees incurred in the first quarter of 2001 to amend our primary credit facility and to enter into a secondary credit facility in the first quarter of 2001, and the two items related to the second quarter of 2001 mentioned in the previous paragraph.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, includes interest earnings on short-term investments and realized gains and losses on investments. Other income (expense), net, was $539,000 and $1.5 million for the second quarter of 2001 and 2000, respectively, and $980,000 and $2.4 million for the six months ended June 30, 2001 and 2000, respectively.

EQUITY IN LOSSES OF AFFILIATES

Equity in losses of affiliates were as follows:

                                                   QUARTER ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                             --------------------------      ------------------------
                                               2001            2000           2001           2000
                                               ----            ----           ----           ----
                                                                (IN THOUSANDS)
           ORBCOMM (1)............           $     --          $(18,555)     $       --      $(33,460)
           ORBIMAGE (2) ..........             (9,725)           (1,896)      (19,091)         (8,054)
           Other..................               (505)              544          (904)         (1,737)
                                             --------          --------      --------        --------
                                             $(10,230)         $(19,907)     $(19,995)       $(43,251)
                                             ========          ========      ========        ========

(1) We wrote off our investment in ORBCOMM in the second half of 2000; accordingly, we no longer recognize equity losses for ORBCOMM.

(2) We record Orbital's 100% share of ORBIMAGE's losses and preferred stock dividends as equity losses. In the first half of 2000, we recognized equity losses until our investment balance was reduced to zero. We then suspended recognition of additional ORBIMAGE losses when we determined that we would not provide additional equity funding to ORBIMAGE. During the first quarter of 2001, as a result of industry and market conditions, we reconsidered our intentions regarding potential future investments of additional capital to ORBIMAGE. As a result, we resumed recognizing ORBIMAGE's losses in the fourth quarter of 2000.

       Beginning in January 2001, ORBIMAGE discontinued capitalizing interest on satellites under construction. As a result, ORBIMAGE's net loss increased significantly in the second quarter and first half of 2001 as compared to the same periods in 2000 due to the increase in interest expensed.

LITIGATION SETTLEMENT

The second quarter of 2000 includes a charge of $11.5 million to reflect the July 2000 settlement of a class-action lawsuit against the company alleging violations of federal securities laws.

PROVISION FOR INCOME TAXES

We recorded no income tax provision in the second quarters of 2001 and 2000 and the six month periods ended June 30, 2001 and 2000, respectively, due to pre-tax losses incurred in 2000 and due to net operating loss carryforwards available to reduce potential 2001 tax liabilities.

BACKLOG

Our firm backlog was $532 million at June 30, 2001. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded. Total backlog was $2.9 billion at June 30, 2001. Total backlog includes firm backlog in addition to unexercised options, undefinitized orders, contract award selections and indefinite quantity contracts. Firm and total backlog decreased $364 million and $1.0 billion, respectively, since March 31, 2001, primarily as a result of removing MDA's backlog from our consolidated backlog amounts. Firm and total backlog at June 30, 2001 does not give effect to new orders received or any terminations or cancellations since that date.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity has been, and continues to be, constrained. During 2000, we funded our capital requirements for operations through cash from operations combined with cash on hand and the proceeds from the disposition of certain of our MDA shares and Fairchild. During the first six months of 2001, we funded our capital requirements for operations through cash from operations, cash on hand, the proceeds from a $30 million loan from our bank syndicate discussed below and the proceeds from the sale of MDA shares. In the second quarter of 2001, we sold 16.35 million of our MDA shares for $150.3 million before transaction fees and expenses. The remaining 1.65 million shares of MDA were sold on July 17, 2001 for $18.9 million before transaction fees and expenses. On July 13, 2001, we received gross proceeds of $65.5 million before transaction fees and expenses from the sale of our interests in Magellan and NavSol.

On August 2, 2001, we entered into a definitive agreement to sell our Pomona, California-based sensor systems division to the Hamilton Sundstrand unit of United Technologies Corporation. At closing, anticipated in September 2001, we expect to receive gross proceeds before transaction fees and expenses of approximately $20 million.

Management's plans also include restructuring business operations by consolidating operations and related systems and, if appropriate, through reducing the company's work force and otherwise lowering expenses. The company also intends to raise additional debt and/or equity capital and refinance existing debt obligations. The company has commenced initial efforts to replace the company's current senior credit facility. The company may also consider the sale of additional non-core assets. Management expects this strategy will generate sufficient liquidity to satisfy the company's obligations; however, the company's ability to continue as a going concern is contingent upon the company's successful implementation of the foregoing strategy on a timely basis.

We incurred a loss from operations in the second quarter of 2001 and expect to incur a net loss for the year ending December 31, 2001 before considering gains or losses from any asset sales. As of June 30, 2001, we had $51.1 million of unrestricted cash and cash equivalents. Our accumulated deficit was $419.5 million and current liabilities exceeded current assets by $7.4 million at June 30, 2001. Our current ratio (defined as current assets divided by current liabilities) was 97% at June 30, 2001. Our ratio of total debt less cash and investments to total debt plus total stockholders' equity was approximately 40% at June 30, 2001. During the six months ended June 30, 2001, we reported a $52.1 million net use of cash from continuing operations.

Our primary credit facility (the "Primary Facility") is with an international syndicate of banks and, at February 23, 2001, provided for borrowings of $115 million, all of which was drawn and outstanding. On February 23, 2001, we entered into a $30 million 364-day loan (the "Secondary Facility") with this bank syndicate. At that same time, we amended and restated the Primary Facility (the "Amended and Restated Primary Facility") in order to, among other things, modify the prepayment terms, expand the collateral provided to the banks and change the expiration date from December 2002 to July 2002. The Amended and Restated Primary Facility and the Secondary Facility require that the company permanently reduce outstanding balances under the facilities in connection with debt issuances, equity issuances or asset sales according to a prescribed formula. Accordingly, during the second quarter of 2001, we repaid the $30 million Secondary Facility in full and we repaid $62 million of the Amended and Restated Primary Facility using cash proceeds from the sale of MDA shares. After giving effect to these repayments, as of June 30, 2001, the company had permanently reduced its outstanding borrowings under the Amended and Restated Primary Facility to $50 million. Additionally, the $6.7 million outstanding balance on our note payable to Northwestern Mutual Life Insurance Company was paid in full in the second quarter of 2001 using proceeds from the sale of MDA shares.

Magellan maintained a short-term credit facility that was guaranteed by Orbital. In the first half of 2001, the company repaid $4.3 million of this credit facility under the guarantee in order to avoid a default on the tangible net worth covenant in this credit facility.

Our outstanding debt at June 30, 2001 included $100 million of convertible subordinated notes due October 2002, $50 million outstanding under the Amended and Restated Primary Facility, $7.4 million of short-term debt of Magellan and other unsecured notes and asset-based financings. In July 2001, we further reduced our outstanding balances under the Amended and Restated Primary Facility by $44 million using proceeds from the sale of Magellan and NavSol and the sale of the company's remaining MDA shares. Also in July 2001, Magellan's credit facility was paid in full as part of the closing on the Magellan sale.

ORBIMAGE management does not believe that ORBIMAGE has sufficient resources to meet its capital and operating requirements through the third quarter of 2001. ORBIMAGE is seeking to restructure the Senior Notes and to obtain capital from third parties as well as its existing shareholders, including the company. There can be no assurance that such capital will be available on a timely basis or at all. Should ORBIMAGE be unsuccessful in its efforts to raise additional capital, Orbital's ORBIMAGE-related receivables and inventory could become impaired. Furthermore, Orbital could be subject to litigation by ORBIMAGE and/or its creditors.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks, although we have entered into forward exchange contracts to hedge against specific foreign currency fluctuations, principally with respect to the Canadian dollar and Japanese yen. At June 30, 2001, the majority of the company's long-term debt consisted of its $100 million 5% convertible subordinated notes, due October 2002. The fair market value of these convertible securities fluctuates with the company's stock price, and was $63.6 million at June 30, 2001.

PART II

OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  In addition to the litigation and proceedings described in
                  Part I of this report, the company and its subsidiaries are parties to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings would have a material adverse effect on our results of operations or financial condition.


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

                  (b)      Reports on Form 8-K.

                           On June 12, 2001, the company filed a Current Report on Form 8-K, dated June 11, 2001, disclosing the sale of 12.35 million common shares of its Canadian subsidiary, MacDonald Dettwiler and Associates Ltd. (MDA) on May 30, 2001.

                           On June 14, 2001, the company filed a Current Report on Form 8-K/A, dated June 14, 2001, amending the Form 8-K filed on June 12, 2001, to file pro forma financial information related to the sale of 12.35 million MDA shares.

                           On July 5, 2001, the company filed another Form 8-K/A further amending such Form 8-K and Form 8-K/A to give effect to the sales of the company's remaining 5.65 million shares of MDA and to present pro forma condensed consolidated financial statements to reflect the sale of the entire 18 million common shares of MDA.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ORBITAL SCIENCES CORPORATION


DATED:  August 14, 2001     By:      /s/ David W.  Thompson
                               -------------------------------------------------
                               David W. Thompson
                               Chief Executive Officer


DATED:  August 14, 2001     By:      /s/ Garrett E.  Pierce
                               -------------------------------------------------
                               Garrett E. Pierce
                               Executive Vice President, Chief Financial Officer

                                EXHIBIT INDEX


The following exhibits are filed as part of this report.


Exhibit No.                 Description
-----------                 -----------
10.1                        Agreement and Plan of Merger, dated as of May 25,
                            2001, by and among the company, Magellan
                            Corporation, Thales North America, Inc. and
                            Thomson-CSF Electronics Inc.

10.2 Purchase Agreement, dated as of May 25, 2001, by and among the company, Orbital Navigation
                            Corporation and Thales North America Inc.

10.3 Purchase Agreement, dated April 12, 2001, by and among CAI Capital Partners and Company II, L.P.,
                            CAI Capital Partners and Company II-C, L.P., CAI
                            Partners and Company II, L.P., 597858 B.C. Ltd.,
                            The Ontario Teachers' Pension Plan Boad, MDA
                            Holdings Corporation and Orbital Sciences
                            Corporation.

10.4                        Amended and Restated Option Agreement, dated May
                            30, 2001, by and among CAI Capital Partners and
                            Company II, L.P., CAI Partners and Company II,
                            L.P., CAI Capital Partners and Company II-C, L.P.,
                            597858 B.C. Ltd. and MDA Holdings Corporation.

10.5                        Amended and Restated Registration Rights
                            Agreement, dated as of May 30, 2001, by and among CAI Capital Partners and Company II, L.P., CAI
                            Partners and Company II, L.P., CAI Capital
                            Partners and Company II-C, L.P., CAI Managers &
                            Co., L.P., 597858 B.C. Ltd., The Ontario Teachers'
                            Pension Plan Boad, MacDonald, Dettwiler and
                            Associates Ltd., MDA Holdings Corporation and
                            Orbital Sciences Corporation.