Form 10-K/A
period 2000-12-31
ORBITAL SCIENCES CORP /DE/
filed 2001-08-31
CIK 820736

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

                                 --------------

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

================================================================================

                                TABLE OF CONTENTS

   ITEM                                                                          PAGE
   ----                                                                          ----
               PART I
Item 1.        Business                                                            3
Item 2.        Properties                                                         15
Item 3.        Legal Proceedings                                                  15
Item 4.        Submission of Matters to a Vote of Security Holders                16
Item 4A        Executive Officers of the Registrant                               16

               PART II
Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters                                                18
Item 6.        Selected Financial Data                                            19
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          20
Item 7A        Quantitative and Qualitative Disclosures About Market
               Risk                                                               28
Item 8.        Financial Statements and Supplementary Data                        29
Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                           58

               PART III
Item 10.       Directors and Executive Officers of the Registrant                 58
Item 11.       Executive Compensation                                             58
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management                                                         58
Item 13.       Certain Relationships and Related Transactions                     59

               PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
               8-K                                                                59

                                ---------------

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital is a trademark of Orbital Sciences Corporation; and OrbView and ORBIMAGE are registered service marks of Orbital Imaging Corporation.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Orbital Sciences Corporation, together with its subsidiaries ("Orbital" or the "company"), is a space technology systems company that designs, manufactures, operates and markets a broad range of space-related products and services. At December 31, 2000, our products and services included:

     -    launch vehicles and advanced programs,

     -    satellites and related space systems,

     -    electronics and sensor systems, and

     - space robotics, satellite ground systems, and mapping and land information products and services, which products and services we provided through our Canadian subsidiary, MacDonald, Dettwiler and Associates Ltd. ("MDA"), which we have sold since December 31, 2000.

     Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of Space Systems Corporation and Orbital Research Partners, L.P. Since inception, it has been our strategy to develop and grow a core integrated business of space systems technologies and products, starting with the design and manufacturing of lightweight rockets, small satellites and other inexpensive space systems intended to capitalize on the commercial development of space. A major part of this strategy has centered on market-expanding innovations that we have pioneered, including the world's first privately developed space launch vehicle, the first commercial orbit transfer vehicle and the first operational low-Earth orbit commercial communications network.

    During 2000, as a result of our liquidity needs and our goal to more efficiently conduct our operations, we adopted a strategy intended to focus on our core space technology businesses, primarily involving our satellites, launch vehicles and related space systems. Part of this strategy involves the sale of certain non-core assets, which we have pursued aggressively in 2000 and 2001. In October 2000, we sold our Fairchild Defense electronics business unit ("Fairchild") for approximately $100,000,000. In July 2000, MDA completed an initial public offering on the Toronto Stock Exchange, raising gross proceeds for itself of approximately $37,500,000 and $18,800,000 for Orbital. On May 30, 2001, our wholly owned subsidiary, MDA Holdings Corporation ("MDA Holdings"), sold 12,350,000 MDA shares at approximately $9.00 per share to a group of Canadian institutional and private equity investors and granted certain of the purchasers an option to purchase its remaining 5,650,000 shares in MDA. The option has been exercised in full and we have received approximately $169,000,000 in proceeds from the sales of the MDA shares in 2001. We applied approximately $112,000,000 of the amount we received to reduce our outstanding debt obligations and will use the remainder for working capital and general corporate purposes.

    On July 13, 2001, subsidiaries of Thales, S.A. acquired by merger our majority-owned subsidiary, Magellan Corporation ("Magellan"), which designs, produces, distributes, sells and licenses Global Positioning System-based satellite access products, and purchased our 60% ownership interest in Navigation Solutions LLC ("NavSol"), a joint venture engaged in satellite-aided automotive guidance and related value-added information services for $70,000,000. At closing, after allocation to Magellan's minority stockholders of $4,500,000 of the proceeds, we received gross proceeds before transaction fees and expenses of $65,500,000, of which approximately $39,000,000 was applied to reduce our outstanding debt obligations.

    On August 2, 2001, we entered into a definitive agreement to sell our Pomona, California-based sensor systems division, which designs, manufactures and supports sophisticated sensors and analytical instruments for defense, space and industrial applications, to the Hamilton Sundstrand unit of United Technologies Corporation. At closing, anticipated in September 2001, we expect to receive gross proceeds before transaction fees and expenses of approximately $20,000,000. We are continuing to explore the disposition of other non-core assets.

     We also have developed and funded several space-based services businesses, primarily through the following entities:

     - Orbital Imaging Corporation ("ORBIMAGE"), which develops and operates commercial remote imaging satellites, and

     - ORBCOMM Global L.P. ("ORBCOMM"), which has operated a low-Earth orbit satellite communications system designed to serve the global market for two-way data communications.

    ORBCOMM and ORBIMAGE have both recently experienced serious financial difficulties. In March 2001, ORBIMAGE defaulted on the interest payment obligations under its $225,000,000 11 5/8% Senior Notes due 2005. This debt is non-recourse to us. ORBIMAGE management does not believe that ORBIMAGE has sufficient resources to meet its capital and operating requirements through the third quarter of 2001. ORBIMAGE is seeking to restructure the Senior Notes and to obtain additional capital from third parties as well as its existing shareholders, including Orbital. There can be no assurance that such capital will be available on a timely basis or at all. If ORBIMAGE does not succeed in raising additional capital, our ORBIMAGE-related receivables and inventory could become impaired, and we could be subject to litigation brought by ORBIMAGE and/or its creditors.

     ORBCOMM filed for protection under Chapter 11 of the U.S. Bankruptcy Code in September 2000 and, in April 2001, ORBCOMM sold a majority of its assets to a third party in which we presently have no ownership interest. In conjunction with ORBCOMM's asset sale, we entered into an agreement with ORBCOMM and the other parties to the ORBCOMM bankruptcy proceeding, including the ORBCOMM creditors committee, providing for a consensual liquidating plan of reorganization for ORBCOMM. If the liquidating plan is consummated, we would receive an approximately 40% equity interest in ORBCOMM's successor; however, there can be no assurance that the liquidating plan will be consummated. If it is not consummated, we expect that ORBCOMM's reorganization proceeding would be converted to a Chapter 7 liquidation proceeding.


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

     ELECTRONICS AND SENSOR SYSTEMS. Through our sensor systems division, which we have entered into a definitive agreement to sell to a subsidiary of United Technologies Corporation for gross proceeds before transaction fees and expenses of approximately $20,000,000, we design, develop and manufacture sophisticated sensors and analytical instruments for space, defense and industrial applications. Our instruments have successfully operated in space measuring ozone concentrations around the world. We also developed and produced an atmospheric monitoring system that was successfully activated in February 2001 aboard the International Space Station. We provide sensors performing similar functions for U.S. and British Navy nuclear submarines, and we are developing sensors for the DoD for use in the detection of chemical and biological weapons. In addition, we manufacture and market sensors that analyze gas properties for commercial customers in the petrochemical, natural gas, chemical, pharmaceutical, steel and other industries.

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

     SPACE ROBOTICS, SATELLITE GROUND SYSTEMS, AND MAPPING AND LAND INFORMATION PRODUCTS AND SERVICES. Our space robotics, satellite ground systems, and mapping and land information products and services segment was conducted through Vancouver, Canada-based MDA. Through MDA Holdings, we owned 18,000,000 common shares, or 52% of MDA, at December 31, 2000. Since December 31, 2000, as described above, we have sold all of our MDA shares.

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

     We own approximately 99.9% of ORBIMAGE's outstanding common stock and approximately 53% of the voting interest in ORBIMAGE (after giving effect to the conversion of ORBIMAGE's convertible preferred stock), with the remainder of the voting interests owned primarily by the preferred stockholders. As a result of certain rights granted to the preferred stockholders, including the right to elect certain directors and have such directors participate in significant management decisions, we do not control the operational and financial affairs of ORBIMAGE.

     In March 2001, ORBIMAGE defaulted on its interest payment obligations under its $225,000,000 11 5/8% Senior Notes due 2005. ORBIMAGE management does not believe that ORBIMAGE has sufficient resources to meet its capital and operating requirements through the third quarter of 2001. ORBIMAGE is seeking to restructure the Senior Notes and to obtain additional capital from third parties as well as its existing shareholders, including Orbital. We cannot be assured that such capital will be available on a timely basis or at all. If ORBIMAGE does not succeed in raising additional capital, our ORBIMAGE-related receivables and inventory could become impaired, and we could be subject to litigation brought by ORBIMAGE and/or its creditors.

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

    In September 2000, ORBCOMM and its subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. On April 23, 2001, immediately following approval of such sale by the United States Bankruptcy Court for the District of Delaware, ORBCOMM sold a majority of its assets to a newly formed acquisition entity called OGLP Acquisition Sub LLC ("OGLP Acquisition"). In conjunction with ORBCOMM's asset sale, ORBCOMM, Teleglobe Holdings Corporation, OGLP Acquisition, ORBCOMM's creditors' committee, the holders of more than $90 million in principal amount of ORBCOMM's senior notes and our subsidiary, Orbital Communications Corporation ("OCC"), entered into an agreement providing for a consensual liquidating plan of reorganization for ORBCOMM. Under the liquidating plan, we would contribute shares of our common stock having a market value of $6,500,000 (subject to a floor price of $3.75 per share and a ceiling price of $6.50 per share) and we would release claims against ORBCOMM for amounts owed to us under ORBCOMM's satellite procurement agreements, all of which amounts were written off in 2000 due to uncollectibility. Also under the liquidating plan, we would receive releases from the ORBCOMM estate, including releases of potential preference claims totaling approximately $57,000,000, and we would receive a release of OCC from the holders of at least a majority in principal amount of ORBCOMM's senior notes.

    As required by the terms of the proposed liquidating plan, in conjunction with the sale of ORBCOMM's assets, OCC entered into an asset purchase agreement with OGLP Acquisition and OGLP Acquisition Sub II, Corp., a wholly owned subsidiary of OGLP Acquisition, pursuant to which OCC has transferred, subject to the fulfillment of certain conditions subsequent, to OGLP Acquisition Sub II Corp. the Federal Communications Commission licenses relating to the ORBCOMM System. Upon consummation of the proposed liquidating plan, we would receive an approximately 40% equity interest in OGLP Acquisition. There can be no assurance that the liquidating plan will be consummated; if it is not consummated, we expect that ORBCOMM's reorganization proceeding would be converted to a Chapter 7 liquidation proceeding.

DISCONTINUED OPERATIONS

     As a result of our adoption of a formal plan to dispose of Magellan and our investment in NavSol, our satellite access products line has been accounted for as discontinued operations. Pursuant to that formal plan, we sold our interests in Magellan and NavSol to subsidiaries of Thales, S.A. in transactions that closed on July 13, 2001.

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

     Prior to the closing of our transaction with Thales, through a wholly owned subsidiary we indirectly held a 60% interest in NavSol, a satellite-based automotive information services joint venture with The Hertz Corporation. NavSol has installed 40,000 Magellan-supplied satellite-based car navigation systems that form the basis for the Hertz NeverLost rental car service.

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

COMPETITION

     We believe that competition for sales of our products and services is based on performance and other technical features, price, reliability, scheduling and customization, and we believe that we compete favorably on the basis of these factors.

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

RESEARCH AND DEVELOPMENT

     We invest in product-related research and development to conceive and develop new products and services, to enhance existing products and services and to seek customer and, where appropriate, third-party strategic investments in these products and services. Our research and development expenses totaled approximately $17,355,000, $25,021,000 and $28,790,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

PATENTS AND TRADEMARKS

     We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage, particularly with respect to our launch vehicle and satellite products. We hold and have applications pending for various U.S. and foreign patents relating to the Pegasus vehicle, our satellites, and other systems and products. The majority of our U.S. patents relating to the Pegasus vehicle expire between 2007 and 2016, and most of our U.S. patents relating to our satellites expire beginning in 2013. Our significant trademarks include our Pegasus and Taurus launch vehicle names. The U.S. registrations for these names expire in 2010 and 2003, respectively.

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

U.S. GOVERNMENT CONTRACTS

     During 2000, 1999 and 1998, approximately 41%, 39% and 46% of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies or the imposition of budgetary constraints could materially adversely affect our financial condition or results of operations.

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

     Orbital's major contracts with the U.S. government primarily fall into three categories: firm fixed-price contracts, fixed-price incentive fee contracts and cost-plus-fee contracts. Approximately 39%, 10%, 50% and 1% of revenues from U. S. government contracts in 2000 were derived from firm fixed-price contracts, fixed price incentive fee contracts, cost-plus-fee contracts and other contracts, respectively. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss due to increased cost, although some of this risk may be passed on to subcontractors. Under fixed-price government contracts, we may receive progress payments, generally in an amount equal to between 80% and 95% of monthly costs and profits, or we may receive milestone payments upon the occurrence of certain program achievements, with final payments occurring at project completion. Fixed-price incentive fee contracts provide for sharing by Orbital and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by Orbital, although some of this risk may be passed on to subcontractors. Under a cost-plus-fee contract, we recover our actual allowable costs incurred and receive a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the U.S. government's subjective evaluation of the contractor's performance in terms of the criteria stated in the contract.

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

     In March 2001, NASA terminated for convenience our X-34 research and development contract. In the second quarter of 2001, we submitted an interim settlement proposal seeking recovery from NASA of our uncompensated costs associated with the X-34 contract, including costs associated with modifications we made to our L-1011 aircraft to accommodate the X-34, as well as other termination and settlement costs. Although in August 2001 we received a $10,000,000 provisional payment from NASA, we cannot be assured that we will recover all of most of our costs under this settlement proposal.

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

BACKLOG

     Our firm backlog at December 31, 2000 was approximately $900,000,000. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded. Total backlog was approximately $4,200,000,000 at December 31, 2000. Total backlog includes firm backlog in addition to unexercised options, undefinitized orders, certain outstanding bids, indefinite quantity contracts, and the projected revenue stream related to an exclusive government license. Firm and total backlog at December 31, 2000 does not give effect to new orders received or contract terminations that occurred since that date. Our backlog did not change significantly during the first quarter of 2001. As of June 30, 2001, our firm backlog was approximately $532,000,000 and our total backlog was approximately $2,944,000,000.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

     The following are some of the factors that could cause actual results to differ materially from information contained in our forward-looking statements:

     - our ability to timely fund and implement innovative and novel technologies involving complex systems in a cost-effective manner in the face of rapidly changing technology;

     - the establishment and expansion of commercial markets and customer acceptance of our products;

     - the effects that newly-developed competitive services and products may have on our sales;

     - the potential effect on our business if foreign countries were to subsidize our foreign competitors or impose other protectionist measures; and

     - the other risks and uncertainties as may be detailed from time to time in our public filings with the SEC.

RISK FACTORS

RISKS FACTORS RELATED TO OUR BUSINESS AND OUR INDUSTRY

     WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES AND HAVE AN ACCUMULATED DEFICIT, AND WE MAY NOT HAVE THE ABILITY TO SATISFY OUR FUTURE CAPITAL AND OPERATING REQUIREMENTS. OUR AUDITORS HAVE ISSUED THEIR REPORT ON OUR CONSOLIDATED FINANCIAL STATEMENTS WHICH DISCUSSED SUBSTANTIAL DOUBT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We incurred a net loss of $278,190,000 for the year ended December 31, 2000 and a loss from continuing operations of $24,178,000 for the six months ended June 30, 2001. These losses as a percentage of revenues were 38% for the year ended December 31, 2000 and 20% for the six months ended June 30, 2001. Our accumulated deficit was $464,536,000 as of December 31, 2000 and $419,530,000 as of June 30, 2001. Our cash flow from operations in 2001 is expected to be insufficient to cover our capital and operating requirements, and we expect to incur a net loss in 2001 before considering gains or losses from any asset sales. To meet our capital and operating requirements, in 2001 we sold certain non-core assets, including our interests in MDA, Magellan and NavSol, and in August 2001 entered into a definitive agreement to sell our sensor systems division. We are required to pay down our primary credit facility with a portion of the proceeds we receive from any asset sales. Our plans include restructuring business operations by consolidating operations and related systems and, if appropriate, by reducing our workforce and otherwise lowering expenses. We also intend to raise additional debt and/or equity capital and refinance existing debt obligations, and have commenced initial efforts to replace our primary credit facility. We are continuing to explore sales of additional non-core assets. We believe that the foregoing actions should facilitate our ability to satisfy our obligations; however, given these uncertainties, and in view of our failure to close the sales of the MDA shares and the dispositions of our interests in Magellan and NavSol by mid-April 2001, our independent auditors concluded there exists substantial doubt as to our ability to continue as a going concern and, accordingly, included a "going concern" uncertainty paragraph in their report on our December 31, 2000 consolidated financial statements.

     WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM GOVERNMENT CONTRACTS, WHICH ARE SUBJECT TO TERMINATION BY THE GOVERNMENT AT ANY TIME FOR ANY REASON. IN ADDITION, PAYMENTS UNDER U.S. GOVERNMENT CONTRACTS ARE SUBJECT TO POTENTIAL ADJUSTMENT UPON AUDIT.

     During 2000, 1999 and 1998 approximately 41%, 39% and 46%, respectively, of our total annual revenues, and at December 31, 2000, 36% of our firm contract backlog, were derived from contracts with the United States ("U.S.") government and its agencies or were derived from subcontracts with the U.S. government's prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies or the imposition of budgetary constraints could materially adversely affect our financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. For example, in March 2001, the National Aeronautics and Space Administration ("NASA") terminated for convenience our X-34 research and development contract. As a result, in the fourth quarter of 2000 we recorded an asset impairment charge of approximately $15,911,000 and recorded a $3,400,000 provision for potentially uncollectible accounts. In the second quarter of 2001, we submitted an interim settlement proposal seeking recovery from NASA of our uncompensated costs associated with the X-34 contract, including costs associated with modifications we made to our L-1011 aircraft to accommodate the X-34, as well as other termination and settlement costs. Although in August 2001 we received a $10,000,000 provisional payment from NASA, we cannot be assured that we will recover all or most of our costs under this settlement proposal. There can be no assurance that other government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges or other adverse effects on our financial condition.

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

     OUR LIQUIDITY CONSTRAINTS AND FINANCIAL CONDITION MAY IMPAIR OUR ABILITY TO COMPLY WITH EXISTING CONTRACTS OR TO WIN NEW CONTRACTS.

     Our liquidity constraints and financial condition may adversely affect our ability to bid for and win new U.S. government contracts and may impact a customer's determination to exercise options under existing contracts. Government contracting rules typically require a contracting officer to make a determination of financial responsibility prior to awarding a new contract. The U.S. government may also seek assurances that a contractor's financial condition will not impair its continued performance under contracts. While we have a similar requirement in one of our major commercial contracts, we do not believe that the contract is at risk because of this requirement. In addition, we have been awarded satellite and launch vehicle contracts with a non-government customer which are contingent on our ability to post letters of credit supporting our performance and refund obligations under the contracts. In 2001, these letter of credit requirements are anticipated to be in the range of approximately 5 to 15% of total contract value of approximately $93 million and will increase over the next two years to up to approximately 75 to 85% of contract value. Due to our liquidity constraints, we may not be able to comply with these requirements in a timely manner, which could delay our ability to begin work under these contracts or could result in the loss of these awards.

     OUR SUCCESS DEPENDS ON OUR ABILITY TO PENETRATE AND RETAIN MARKETS FOR OUR EXISTING PRODUCTS AND TO CONTINUE TO CONCEIVE, DESIGN, MANUFACTURE AND MARKET NEW PRODUCTS AND SERVICES ON A COST-EFFECTIVE AND TIMELY BASIS. THERE CAN BE NO ASSURANCE THAT OUR PRODUCTS WILL BE SUCCESSFULLY LAUNCHED OR OPERATED OR THAT THEY WILL BE DEVELOPED OR WILL PERFORM AS INTENDED.

     Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under demanding operating conditions and are subject to significant technological change and innovation. We have experienced product failures or other operational problems, and we will likely experience some product and service failures, schedule delays and other problems in connection with our launch vehicles, satellites and other products in the future. In addition to any costs resulting from product warranties or required remedial action, product failures may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries.

     We anticipate that we will continue to incur expenses to design and develop new products and services. There can be no assurance that we will be able to achieve the technological advances necessary to remain competitive and profitable, that new products and services will be developed and manufactured on schedule or on a cost-effective basis or that our existing products and services will not become technologically obsolete.

     WE OPERATE IN A REGULATED INDUSTRY, AND OUR INABILITY TO SECURE OR MAINTAIN THE LICENSES OR APPROVALS NECESSARY TO OPERATE OUR BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

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

Department of State. Our inability to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could have a material adverse effect on our financial condition or results of operations.

     THE MAJORITY OF OUR CONTRACTS ARE LONG-TERM CONTRACTS, AND OUR REVENUE RECOGNITION AND PROFITABILITY UNDER SUCH CONTRACTS MAY BE ADVERSELY AFFECTED TO THE EXTENT THAT ACTUAL COSTS EXCEED ESTIMATES OR THAT THERE ARE DELAYS IN COMPLETING SUCH CONTRACTS.

     The majority of our contracts are long-term contracts. We recognize revenues on long-term contracts using the percentage of completion method of accounting, whereby revenue, and therefore profit, is recognized based on actual costs incurred in relation to total estimated costs to complete the contract or based on specific delivery terms and conditions. Revenue recognition and our profitability, if any, from a particular contract may be adversely affected to the extent that original cost estimates, estimated costs to complete or incentive or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded.

     WE FACE SIGNIFICANT COMPETITION IN EACH OF OUR LINES OF BUSINESS, AND OUR COMPETITORS MAY POSSESS SIGNIFICANTLY MORE RESOURCES THAN WE DO.

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

     WE HAVE WRITTEN OFF SOME OF OUR INVESTMENTS IN SATELLITE SERVICES BUSINESSES. THE FINANCIAL PERFORMANCE OF THESE BUSINESSES HAVE HAD AND MAY CONTINUE TO HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We have developed and funded several space-based satellite services businesses, primarily through equity investments in Orbital Imaging Corporation ("ORBIMAGE"), which develops and operates commercial remote imaging satellites, and ORBCOMM Global L.P. ("ORBCOMM"), which operates a low-Earth orbit satellite communications system designed to serve the global market for two-way data communications. ORBCOMM and ORBIMAGE have both recently experienced serious financial difficulties.

     In September 2000, ORBCOMM and its subsidiaries commenced a reorganization proceeding under Chapter 11 of the U.S. Federal Bankruptcy Code and in April 2001, a majority of ORBCOMM's assets were sold to a third party in which we presently have no ownership interest. We recorded non-cash charges totaling $113,123,000 in 2000 to fully write off our investment in ORBCOMM and to write down ORBCOMM-related receivables and inventory to their estimated realizable values of $196,000 and $12,854,000, respectively, as of December 31, 2000. This inventory is comprised primarily of rocket motors and related hardware that are not unique to the ORBCOMM contracts and, accordingly, this inventory may be utilized on contracts with other customers. Although we believe at this time that these write-offs are sufficient to cover our current exposure, such reserves do not include any additional charges that may result should any disputes, litigation or unforeseen contingencies related to ORBCOMM arise.

     In March 2001, ORBIMAGE defaulted on its interest payment obligations under its outstanding public debt. The debt is non-recourse to Orbital. ORBIMAGE management does not believe that ORBIMAGE has sufficient resources to meet its capital and operating requirements through the third quarter of 2001. ORBIMAGE is seeking to restructure its outstanding debt and to obtain additional capital from third parties as well as its existing shareholders, including Orbital. There can be no assurance that such capital will be available on a timely basis or at all. If ORBIMAGE does not succeed in raising additional capital, our ORBIMAGE-related receivables and inventory could become impaired, and we could be subject to litigation by ORBIMAGE and/or its creditors.

     We own approximately 99.9% of ORBIMAGE's outstanding common stock. Although during the second quarter of 2000, our share of ORBIMAGE's losses exceeded our investment balance and our investment balance was reduced to zero, we continue to recognize 100% of ORBIMAGE's losses. As of June 30, 2001, we had recorded $35,129,000 of losses on our consolidated financial statements after our investment balance was reduced to zero.

     We generally recognize the revenues earned and costs incurred on sales of products and services to ORBCOMM and ORBIMAGE. However, as a result of the weakened financial condition of ORBCOMM and ORBIMAGE, we ceased recognizing revenues on sales to ORBCOMM and ORBIMAGE effective June and July 2000, respectively.

     We sublease approximately 125,000 square feet to ORBCOMM, and we have an agreement with ORBIMAGE pursuant to which ORBIMAGE is required to reimburse us for use of our facilities. ORBIMAGE is in default on its rent payments with approximately $728,000 due Orbital as of June 30, 2001, and there can be no assurance that ORBCOMM and ORBIMAGE will be able to pay us their rent on a timely basis, or at all.

     THE COSTS AND OTHER EFFECTS OF PENDING OR POSSIBLE LITIGATION COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND COULD DIVERT THE ATTENTION OF MANAGEMENT FROM ONGOING BUSINESS MATTERS.

     We are involved in litigation as disclosed in our Form 10-K/A for the year ended December 31, 2000. The eventual outcome of these legal matters is uncertain and, if resolved unfavorably to us, could result in a material adverse effect on our results of operations and financial condition.

     The creditors committee of ORBCOMM has notified us that they believe ORBCOMM's bankruptcy estate is entitled to recover approximately $57,000,000 in allegedly preferential payments that we received in connection with the sale of satellites and launch services to ORBCOMM during the one-year period preceding ORBCOMM's bankruptcy filing. The creditors committee has agreed to release the foregoing claims against Orbital upon consummation of the proposed ORBCOMM plan of reorganization; however, there can be no assurance that the plan of reorganization will be consummated.

RISKS FACTORS RELATED TO OUR COMMON STOCK

     OUR RESTATED CERTIFICATE OF INCORPORATION, OUR BYLAWS, OUR STOCKHOLDER RIGHTS PLAN AND DELAWARE LAW CONTAIN ANTI-TAKEOVER PROVISIONS THAT MAY ADVERSELY AFFECT THE RIGHTS OF OUR SHAREHOLDERS.

     Our board of directors has the authority to issue up to 10,000,000 shares of our preferred stock, $0.01 par value per share, and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present plans to issue shares of preferred stock.

     In addition to our ability to issue preferred stock without stockholder approval, our charter documents contain other provisions which could have an anti-takeover effect, including:

     - our charter provides for a staggered board of directors as a result of which only one of the three classes of directors is elected each year;

     - any merger, acquisition or other business combination that is not approved by our board of directors must be approved by 66 2/3% of voting stockholders;

     - stockholders cannot act by written consent;

     - stockholders holding less than 10% of our outstanding voting stock cannot call a special meeting of stockholders; and

     - stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

     In 1998, we adopted a stockholder rights plan which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us a number of shares of common stock equal in value to two times the purchase price, initially equal to $210.00 per share, subject to adjustment upon the occurrence of specified events. Therefore, for example, if our shares of common stock had a current market value of $5.00 and the purchase price was $210.00, a stockholder would be entitled to purchase 84 shares of common stock for $210.00. The stock purchase rights are triggered by the earlier to occur of
(1) ten days following the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding shares of common stock without the prior consent of our board of directors or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 15% or more of our outstanding shares of common stock. The stock purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

     In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which restricts the ability of current stockholders holding more than 15% of our voting shares to acquire us without the approval of 66 2/3% of the other stockholders. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions may prevent our stock price from increasing substantially in response to actual or rumored takeover attempts. These provisions may also prevent changes in our management.

     WE ARE UNABLE TO AND HAVE NO CURRENT INTENTION TO PAY DIVIDENDS.

     We presently do not pay dividends on our common stock and do not plan to pay dividends for the foreseeable future. In addition, we are prohibited from paying cash dividends under our primary credit facility.

ITEM 2.  PROPERTIES

     We lease almost 2,000,000 square feet of office, engineering and manufacturing space in various locations in the United States, as summarized in the table below:

               BUSINESS UNIT                              PRINCIPAL LOCATION(S)
------------------------------------------     --------------------------------

Corporate Headquarters....................     Dulles, Virginia

Launch Systems and Advanced Programs......     Dulles, Virginia; Chandler, Arizona

Satellite and Related Space Systems.......     Dulles, Virginia; Germantown, Maryland
                                               (currently being consolidated into Dulles
                                               location); Greenbelt, Maryland

Electronics and Sensor Systems............     Pomona, California; Columbia, Maryland


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

ITEM 3.  LEGAL PROCEEDINGS

     PT Media Citra Indostar ("MCI") and Orbital are involved in an arbitration proceeding pursuant to which MCI is seeking to recover $163,000,000 in connection with the Indostar satellite constructed by CTA Incorporated ("CTA") under a contract that was assigned to Orbital in connection with our CTA acquisition. In this proceeding, we are also seeking to recover $14,000,000 for amounts still owed to Orbital in connection with the project. The arbitration proceeding was commenced by MCI in the first quarter of 2000. The parties are currently engaged in discovery and a hearing on the merits is scheduled to commence in February 2002. In addition, under the terms of the CTA acquisition, we believe we are entitled to indemnification from CTA for all or a part of any damages arising from the MCI litigation and that CTA retains liability for certain fraud claims being made by MCI.

     Orbital is also arbitrating a claim filed by Thomas van der Heyden alleging that Orbital is in actual or anticipatory breach of obligations allegedly imposed on Orbital in a judgment in a previous action brought by Mr. van der Heyden against CTA. Mr. van der Heyden's original claim was the basis of a lawsuit filed in Montgomery County, Maryland, in 1998, and subsequently removed to U.S. District Court for the District of Maryland. In response to a motion by Orbital, Mr. van der Heyden voluntarily dismissed his court action and agreed to arbitrate his claims. Mr. van der Heyden claims that he is entitled to a sum exceeding $30,000,000 from Orbital, as successor-in-interest to CTA. In addition, under the terms of the CTA acquisition, we believe we are entitled to indemnification from CTA for all or a part of any damages arising from the van der Heyden litigation.

     We believe that the allegations in the legal proceedings described above are without merit and intend to vigorously defend against the allegations. The eventual outcome of the foregoing legal matters is uncertain and could have a material adverse impact on the company's results of operations and financial condition. However, in the opinion of management, it is not probable that the outcome of the foregoing legal matters will have a material adverse effect on our results of operations or financial position.

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

         NAME               AGE                    POSITION
----------------------     ----- --------------------------
David W. Thompson.....       46  Chairman of the Board and Chief Executive
                                 Officer

James R. Thompson.....       64  Director, President and Chief Operating
                                 Officer, Acting General Manager/Space
                                 Systems Group

Garrett E. Pierce.....       56  Director, Executive Vice President and
                                 Chief Financial Officer

Leslie C. Seeman......       48  Executive Vice President, General Counsel
                                 and Secretary

Ronald J. Grabe.......       55  Executive Vice President and General
                                 Manager/ Launch Systems Group

Michael D. Griffin....       51  Executive Vice President and Chief
                                 Technical Officer, and Acting President,
                                 Magellan

Robert D. Strain......       44  Executive Vice President and General
                                 Manager/ Electronics and Sensor Systems
                                 Group

Antonio L. Elias......       51  Senior Vice President, Advanced Programs
                                 Group

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

     Garrett E. Pierce has been Executive Vice President and Chief Financial Officer since August 2000 and a director of the Company since August 2000. From 1996 until July 2000, he was Executive Vice President and Chief Financial Officer of Sensormatic Electronics Corp., where he was also named Chief Administrative Officer in July 1998. From 1993 to 1996, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a supplier of microwave, radio frequency, and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was with Materials Research Corporation, a provider of thin film equipment and high purity materials to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and Chief Executive Officer. Materials Research Corporation was acquired by Sony Corporation as a wholly owned subsidiary in 1989. From 1972 to 1980, Mr. Pierce held various management positions with AlliedSignal.

     Michael D. Griffin has been Executive Vice President and Chief Technical Officer since 1997, and served as acting President of

Magellan from July 2000 until the sale of Magellan on July 13, 2001. From 1996 to 1997, Dr. Griffin served as Executive Vice President/Space Systems Group. Dr. Griffin joined Orbital in 1995 when he was appointed Senior Vice President and Chief Technical Officer. From 1994 to 1995, he was Senior Vice President for Program Development at Space Industries International. From 1991 to 1994, he served as Chief Engineer of NASA and, from 1989 to 1991, was Deputy Director for Technology at the Strategic Defense Initiative Organization.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 20, 2001, there were 1,315 Orbital stockholders of record.

     Our common stock began trading on the New York Stock Exchange ("NYSE") on July 10, 1998 under the symbol ORB. Prior to that our common stock was traded on the Nasdaq National Market under the symbol ORBI. The range of high and low sales prices of Orbital common stock from 1998 through 2000, as reported on Nasdaq or the NYSE, as applicable, was as follows:

     2000            HIGH         LOW
--------------    ----------  ----------
4th Quarter..     $        9  $  3 11/16
3rd Quarter..     $   15 1/2  $    7 5/8
2nd Quarter..     $  15 5/16  $       11
1st Quarter..     $   19 1/2  $ 12 13/16

     2000            HIGH         LOW
--------------    ----------  ---------
4th Quarter..     $  19 1/4   $  10 3/5
3rd Quarter..     $  26 1/4   $  16 1/4
2nd Quarter..     $  29 3/4   $  19 1/2
1st Quarter..     $  45 1/3   $  19 1/3

     2000            HIGH         LOW
--------------    ----------  ---------
4th Quarter..     $      44   $  19 1/2
3rd Quarter..     $      39   $      17
2nd Quarter..     $      50   $  32 1/4
1st Quarter..     $  46 1/2   $      29

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

                                                                               YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------------
                                                         2000            1999             1998            1997            1996
                                                    --------------  --------------   --------------  --------------  --------------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
OPERATING DATA:
  Revenues.....................................     $     725,669   $     766,372    $     628,995   $     491,133   $     385,200
  Costs of goods sold..........................           640,531         667,970          475,953         373,524         285,527
                                                    -------------   -------------    -------------   -------------   -------------
  Gross profit.................................            85,138          98,402          153,042         117,609          99,673
  Operating expenses...........................           211,429         141,649          110,691          99,860          83,666
                                                    -------------   -------------    -------------   -------------   -------------
  Income (loss) from operations................          (126,291)        (43,247)          42,351          17,749          16,007
  Equity in earnings (losses) of affiliates....          (121,482)        (97,190)         (76,815)        (25,094)         (7,008)
  Other income, net............................            35,340          46,412            3,312          23,537           1,804
                                                    -------------   -------------    -------------   -------------   -------------
  Income (loss) before provision for income
    taxes, discontinued operations.............          (212,433)        (94,025)         (31,152)         16,192          10,803
  Provision for income taxes...................            15,791          11,104            5,216          12,933           1,831
                                                    -------------   -------------    -------------   -------------   -------------
  Income (loss) before discontinued
    operations.................................          (228,224)       (105,129)         (36,368)          3,259           8,972
  Income (loss) from discontinued operations...           (49,966)        (16,808)         (20,184)        (14,664)            970
                                                    -------------   -------------    -------------   -------------   -------------
  Net income (loss)............................     $    (278,190)  $    (121,937)   $     (56,552)  $     (11,405)  $       9,942
                                                    =============   =============    =============   =============   =============
INCOME (LOSS) PER COMMON SHARE(1):
  Income (loss) before discontinued
    operations.................................     $       (6.09)  $       (2.82)   $       (1.02)  $        0.10   $        0.31
  Net income (loss)............................     $       (7.42)  $       (3.27)   $       (1.59)  $       (0.35)  $        0.34
  Shares used in computing per share amounts...        37,467,520      37,281,065       35,624,888      32,283,138      29,137,361
BALANCE SHEET DATA:
  Cash and investments.........................     $      79,655   $     109,058    $      23,064   $       8,918   $      33,441
  Net working capital..........................          (169,233)        (39,031)          53,053          53,203          71,055
  Total assets.................................           763,258       1,054,525          855,079         714,576         498,386
  Short-term borrowings........................           137,227         131,066           26,294          29,317          38,969
  Long-term obligations, net...................           165,717         239,664          180,626         198,394          33,076
  Stockholders' equity.........................            44,151         306,792          419,352         313,984         323,795

----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     With the exception of historical information, the matters discussed below under the headings "Recent Developments," "Results of Operations," "Liquidity and Capital Resources" and elsewhere in this Annual Report include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. We wish to caution readers that a number of important factors, including those identified above in "Item 1 -- Special Note Regarding Forward-Looking Statements" and "--Risk Factors," may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement.

     We have adopted a strategy intended to focus on our core space technology business units. This strategy includes the disposition of certain non-core assets. Subsequent to December 31, 2000, we adopted a formal plan to dispose of Magellan Corporation ("Magellan") and our investment in Navigation Solutions LLC ("NavSol"), which sales were consummated on July 13, 2001. Accordingly, Magellan's financial results are no longer included in our operational results and our equity interest in NavSol is no longer included in our earnings (losses) of affiliates for the year ended December 31, 2000 and prior years, but are now reported as "Discontinued Operations." For the year ended December 31, 2000, we recorded a $49,966,000 loss from discontinued operations, including an estimated $33,053,000 loss on the planned disposition of Magellan's and NavSol's net assets.

     We own 99.9% of the common stock of Orbital Imaging Corporation ("ORBIMAGE") or approximately 53% of the outstanding equity of ORBIMAGE assuming conversion of all of ORBIMAGE's outstanding convertible preferred stock. We exercise significant influence over ORBIMAGE's operational and financial affairs, but we do not control such affairs. We use the equity method of accounting for our ownership interest in ORBIMAGE. We also accounted for our approximately 32% limited partnership interest in ORBCOMM Global L.P. ("ORBCOMM") using the equity method of accounting through the second quarter of 2000.

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

     In September 2000, ORBCOMM and its subsidiaries commenced a reorganization proceeding under Chapter 11 of the U.S. Federal Bankruptcy Code. Accordingly, we recorded non-cash charges totaling $113,123,000 in 2000 to fully write off our investment in ORBCOMM and to write down ORBCOMM-related receivables and related inventories to their estimated realizable values of $196,000 and $12,854,000, respectively, as of December 31, 2000. Although management believes at this time that these write-offs are sufficient to cover our current exposure, such reserves do not include any additional charges to Orbital that might result should any disputes, litigation or unforeseen contingencies related to ORBCOMM arise.

RECENT DEVELOPMENTS

X-34 Program

     Since 1996, we have been developing, constructing and testing several X-34 reusable rocketplanes under a contract with the National Aeronautics and Space Administration ("NASA"). NASA terminated this contract for convenience, i.e., without cause, in March 2001. We determined that our estimated future cash flows from X-34 related plant, property and equipment would not be sufficient to recover the recorded cost. Accordingly, we recorded an asset impairment charge of $15,911,000 in the fourth quarter of 2000 to write down X-34 related property, plant and equipment to their estimated realizable values. We also recorded a $3,400,000 provision for potentially uncollectible accounts receivable (recorded as selling, general and administrative expense). In the second quarter of 2001, we submitted an interim settlement proposal seeking recovery from NASA of our uncompensated costs associated with the X-34 contract, including costs associated with modifications we made to our L-1011 aircraft to accommodate the X-34, as well as other termination and settlement costs. Although in August 2001 we received a $10,000,000 provisional payment from NASA, we cannot be assured that we will recover all of most of our costs under this settlement proposal.

Sale of MDA Shares

    On May 30, 2001, our wholly owned subsidiary, MDA Holdings Corporation ("MDA Holdings"), sold 12,350,000 MDA shares at approximately $9.00 per share to a group of Canadian institutional and private equity investors and granted certain of the purchasers an option to purchase its remaining 5,650,000 shares in MDA. The option has been exercised in full and we have received approximately $169,000,000 in proceeds from the sales of the MDA shares in 2001. We applied approximately $112,000,000 of the amount we received to reduce our outstanding debt obligations and will use the remainder for working capital and general corporate purposes.

Sale of Magellan

    On July 13, 2001, subsidiaries of Thales, S.A. acquired by merger our majority-owned subsidiary, Magellan Corporation ("Magellan"), which designs, produces, distributes, sells and licenses Global Positioning System-based satellite access products, and purchased our 60% ownership interest in Navigation Solutions LLC ("NavSol"), a joint venture engaged in satellite-aided automotive guidance and related value-added information services for $70,000,000. At closing, after allocation to Magellan's minority stockholders of $4,500,000 of the proceeds, we received gross proceeds before transaction fees and expenses of $65,500,000, of which approximately $39,000,000 was applied to reduce our outstanding debt obligations.

Sale of Sensor Systems Division

    On August 2, 2001, we entered into a definitive agreement to sell our Pomona, California-based sensor systems division, which designs, manufactures and supports sophisticated sensors and analytical instruments for defense, space and industrial applications, to the Hamilton Sundstrand unit of United Technologies Corporation. At closing, anticipated in September 2001, we expect to receive gross proceeds before transaction fees and expenses of approximately $20,000,000.

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

     The following table summarizes revenues from our business segments:

                                                             YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                        2000           1999          1998
                                                    ------------   ------------   -----------
                                                                  (IN THOUSANDS)
Launch Vehicles and Advanced Programs(1).......      $  119,588     $  157,032    $  179,591
Satellites and Related Space Systems(2)........         206,339        257,431       227,042
Electronics and Sensor Systems(3)..............         146,387        149,991       125,758
Space Robotics, Satellite Ground Systems, and
  Mapping and Land Information Products and
  Services(4)..................................         253,230        199,792        95,845
Corporate and Other............................             125          2,126           759
                                                     ----------     ----------    ----------
TOTAL..........................................      $  725,669     $  766,372    $  628,995
                                                     ==========     ==========    ==========

----------

(1) Revenues from launch vehicles and advanced programs decreased significantly from 1999 to 2000 primarily due to the suspension of revenue recognition under the company's procurement agreements with ORBCOMM, which accounted for $20,227,000 of the decrease in 2000, and ORBIMAGE, which accounted for $9,200,000 of the decrease in 2000, as discussed previously. Additionally, revenues from the X-34 program declined in 2000 due to a decrease in the percentage of the contract completed in 2000 as compared to 1999.

     The decrease in revenues from 1998 to 1999 related primarily to customer-induced launch schedule delays by our government customers and slowed demand from our commercial customers.

(2) Revenues from satellites and related space systems decreased significantly from 1999 to 2000 primarily due to the suspension of revenue recognition under the company's procurement agreements with ORBCOMM, which accounted for $5,214,000 of the decrease in 2000, and ORBIMAGE, which accounted for $28,678,000 of the decrease in 2000, and the cancellation of a major satellite construction contract in the fourth quarter of 1999 by a Canadian customer because of difficulties in obtaining the necessary U.S. government export authorizations. Additionally, revenues from a commercial geosynchronous satellite contract declined in 2000 due to a decrease in the percentage of the contract completed in 2000 as compared to 1999.

     The increase in satellite revenues from 1998 to 1999 was due, in part, to revenues recognized from a commercial geosynchronous satellite contract on which work commenced in 1999, offset, in part, by reduced revenues resulting from estimated contract cost increases on certain satellite contracts in 1999.

(3) Revenues from electronics and sensor systems decreased in 2000 as compared to 1999 primarily due to the sale of our Fairchild Defense electronics business unit ("Fairchild") in October 2000. The $14,000,000 decrease in revenues reported by Fairchild was largely offset by an increase in transportation management systems revenues under existing and new contracts.

     The increase in electronics and sensor systems revenues from 1998 to 1999 was primarily due to defense electronics contract awards in early 1999, as well as to an increase in transportation management systems revenues primarily as a result of the December 1998 acquisition of Raytheon Company's ("Raytheon") transportation management systems business.

(4) Revenues from space robotics, satellite ground systems, and mapping and land information products and services increased significantly from 1999 to 2000 primarily as a result of MDA's acquisition of the DataQuick Products division of Acxiom Corporation ("DataQuick") in April 2000, which accounted for $21,189,000 of revenue in 2000, a full year of revenues attributable to our space robotics business and the BC OnLine license, both of which were acquired in May 1999, and accounted for $14,700,000 and $10,300,000, respectively, of the increases in revenues in 2000, and orders received in late 1999 for several satellite ground systems and system upgrades.

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

                                                                          YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------
                                                          2000                     1999                      1998
                                                ------------------------ -----------------------   -----------------------
                                                   GROSS        % OF       GROSS         % OF         GROSS        % OF
                                                   PROFIT      REVENUE     PROFIT       REVENUE       PROFIT      REVENUE
                                                -----------  ----------- ----------    ---------   -----------   ---------
                                                                              (IN THOUSANDS)
Launch Vehicles and Advanced
  Programs(1)..............................     $   24,994        21%     $   8,572         5%     $    43,591       24%
Satellites and Related Space
  Systems(2)...............................        (26,707)      (13)         9,557         4           50,052       22
Electronics and Sensor Systems(3)..........         29,840        20         36,206        24           36,620       29
Space Robotics, Satellite Ground Systems,
  and Mapping and Land Information
  Products and Services(4).................         56,886        22         44,161        22           23,057       24
Corporate and Other........................            125        --            (94)       --             (278)      --
                                                ----------       ---      ---------       ---      -----------      ---
TOTAL......................................     $   85,138        12%     $  98,402        13%     $   153,042       24%
                                                ==========       ===      =========       ===      ===========      ===

----------

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses as well as the costs of our finance, legal, administrative and general management functions. Selling, general and administrative expenses were $112,811,000 (16% of revenues), $92,171,000 (12% of revenues) and $73,562,000 (12% of revenues) in
2000, 1999 and 1998, respectively. The increase in selling, general and administrative expenses in 2000 was primarily attributable to a $5,159,000 accrual in 2000 for projected facility sublease losses, a $3,400,000 provision for X-34-related receivables, a $2,725,000 provision for ORBIMAGE-related receivables, expenses totalling $3,636,000 in 2000 associated with MDA's acquisition activity and to higher professional services fees. The increase in selling, general and administrative expenses in 1999 as compared to 1998 is attributable to the expansion of our business and the acquisition of product lines and businesses.

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

EQUITY IN EARNINGS (LOSSES) OF AFFILIATES

     Equity in earnings (losses) of affiliates were as follows:

                                 YEARS ENDED DECEMBER 31,
                       --------------------------------------------
                            2000          1999            1998
                       -------------  -------------  --------------
                                     (IN THOUSANDS)
ORBCOMM(1)........      $   (92,723)    $  (73,560)    $  (34,827)
ORBIMAGE(2).......          (28,223)        (5,614)       (40,550)
CCI and other(3)..             (536)       (18,016)        (1,438)
                        ------------    ----------     ----------
                        $  (121,482)    $  (97,190)    $  (76,815)
                        ===========     ==========     ==========

----------

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

(2) Equity in earnings (losses) of affiliates includes Orbital's 100% share of ORBIMAGE's losses, including preferred stock dividends. In the first half of 2000, we recognized equity losses totaling $8,094,000 until our investment balance was reduced to zero. We then suspended recognition of additional ORBIMAGE losses when we determined that we would not provide additional equity funding to ORBIMAGE. During the first quarter of 2001, as a result industry and market conditions we reconsidered our intentions regarding potential future investments of additional capital to ORBIMAGE. As a result, we resumed recognizing ORBIMAGE's losses in the fourth quarter of 2000, including $16,038,000 of ORBIMAGE's losses not previously recognized through December 31, 2000. We also eliminate our 100% share of profits on sales to ORBIMAGE.

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

DISCONTINUED OPERATIONS

     In the first quarter of 2001, the company adopted a formal plan to dispose of Magellan and our investment in NavSol. Accordingly, a $49,966,000 loss from discontinued operations was recorded in 2000, including an estimated $33,053,000 loss on the planned disposition of Magellan's and NavSol's net assets. The loss on the disposal includes $4,500,000 for projected operating losses through the end of the second quarter of 2001. As described elsewhere, we completed the dispositions of our interests in Magellan and NavSol on July 13, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Our liquidity has been, and continues to be, constrained. During 2000, we funded our capital requirements for operations through cash from operations combined with cash on hand and the proceeds from the disposition of certain of our MDA shares and Fairchild. On May 30, 2001, our wholly owned subsidiary, MDA Holdings Corporation ("MDA Holdings"), sold 12,350,000 MDA shares at approximately $9.00 per share to a group of Canadian institutional and private equity investors and granted certain of the purchasers an option to purchase the remaining 5,650,000 shares in MDA. The option has been exercised in full and we have received approximately $169,000,000 in proceeds from the sales of the MDA shares in 2001. We applied approximately $112,000,000 of the amount we received to reduce our outstanding debt obligations and will use the remainder for working capital and general corporate purposes.

    On July 13, 2001, subsidiaries of Thales, S.A. acquired Magellan by merger and purchased our 60% ownership interest in NavSol for $70,000,000. At closing, after allocation to Magellan's minority stockholders of $4,500,000 of the proceeds, we received gross proceeds before transaction fees and expenses of $65,500,000, of which approximately $39,000,000 was applied to reduce our outstanding debt obligations.

    On August 2, 2001, we entered into a definitive agreement to sell our Pomona, California-based sensor systems division to the Hamilton Sundstrand unit of United Technologies Corporation. At closing, anticipated in September 2001, we expect to receive gross proceeds before transaction fees and expenses of approximately $20,000,000.

     Management's plans also include restructuring business operations by consolidating operations and related systems and, if appropriate, through reducing our workforce and otherwise lowering expenses. We also intend to raise additional debt and/or equity capital and refinance existing debt obligations. We have commenced initial efforts to replace our current senior credit facility, which is discussed below. We may also consider the sale of additional non-core assets. Management expects that this strategy will generate sufficient additional liquidity to satisfy our obligations; however, our ability to continue as a going concern is contingent upon our successful implementation of the foregoing strategy on a timely basis.

     During the years ended December 31, 2000, 1999 and 1998, we incurred net losses of ($278,190,000), ($121,937,000) and ($56,552,000), respectively. We incurred a loss from continuing operations of ($24,178,000) for the six months ended June 30, 2001. The company expects to incur a net loss in 2001 before considering gains or losses from any asset sales. As of December 31, 2000, we had $70,958,000 of unrestricted cash and short-term investments. Our accumulated deficit was $464,536,000 as of December 31, 2000 and $419,530,000 as of June 30,
2001. Current liabilities exceeded current assets by $169,233,000 at December 31, 2000.

     We invested $39,687,000 in capital expenditures for various satellites, launch vehicles and other infrastructure production, manufacturing and test equipment, buildings and leasehold improvements and office equipment in 2000. During 2000, our continuing operations provided net cash of $35,986,000 and net cash used to fund discontinued operations was $6,530,000.

     Cash and investments were $79,655,000 and total debt obligations were $302,944,000 at December 31, 2000. Orbital's outstanding debt at December 31, 2000 included $100,000,000 convertible 5% subordinated notes due 2002, $115,000,000 outstanding under our primary credit facility (the " Primary Facility"), $8,145,000 of short-term debt of Magellan that was guaranteed by us, $54,562,000 borrowed by MDA under its credit facility which is non-recourse to us, $6,666,000 outstanding under our secured note with The Northwestern Mutual Life Insurance Company, and other unsecured notes and asset-based financings. Cash and investments at December 31, 2000 included approximately $8,697,000 restricted to support bank covenants and outstanding letters of credit. Our current ratio (defined as current assets divided by current liabilities) was .65 and .92 at December 31, 2000 and 1999, respectively. Our ratio of total debt less cash and investments to total debt plus total stockholders' equity was approximately 64% at December 31, 2000 as compared to 43% at December 31, 1999.

     Our Primary Facility is with an international syndicate of banks and provided for total borrowings of $115,000,000, all of which was drawn and outstanding as of December 31, 2000, at a weighted average interest rate of 10.56%. The Primary Facility had mandatory prepayment requirements to reduce the total amount outstanding. We satisfied these requirements in 2000 when we paid down $8,000,000 with proceeds from the sale of MDA shares in the third quarter of 2000 and $46,000,000 with proceeds from the sale of Fairchild in the fourth quarter of 2000. On February 23, 2001, we entered into a $30,000,000 364-day loan (the "Secondary Facility") with this bank syndicate. At that same time, we amended and restated the Primary Facility (the "Amended and Restated Primary Facility") in order to, among other things, modify the prepayment terms, expand the collateral provided to the banks and change the expiration date from December 2002 to July 2002. We repaid the Secondary Facility in full with a portion of our proceeds from the sale of MDA shares on May 30, 2001. Our borrowings under the Amended and Restated Primary Facility are now collateralized by accounts receivable, intellectual property, inventory, equipment, real estate and certain other assets, including the stock of the company's wholly owned subsidiaries.

     The Amended and Restated Primary Facility prohibits the payment of cash dividends, the redemption of any of our outstanding stock, the making of investments and limits capital expenditures for the year ended December 31, 2001 to $35,000,000 and for the six months ended June 30, 2002 to $18,000,000. In addition, the Amended and Restated Primary Facility contains covenants and restrictions with respect to our ability to take certain actions, including the consolidation or merger of the company, and contains certain covenants with respect to our working capital levels, operating cash flows, leverage and net worth.

    During the first quarter of 2001, we defaulted under the financial covenants dealing with minimum consolidated net worth, consolidated leverage and senior leverage under both the Amended and Restated Primary Facility and the Secondary Facility. These defaults were waived by the bank group in amendments signed in April 2001.

     The Amended and Restated Primary Facility requires that we reduce outstanding balances under the facilities in connection with debt issuances, equity issuances or asset sales consummated by us. We must apply 100% of the first $50,000,000 of net cash proceeds from any asset sale, 43.75% of the next $80,000,000 and 70% thereafter to pay down amounts owing under the Amended and Restated Primary Facility. In addition, we must apply 100% of net cash proceeds from any debt issuances and 55% of the net cash proceeds of any equity issuance by us to pay down the Amended and Restated Primary Facility.

     In June 2000, we made a scheduled payment of principal on our 12% note payable to Northwestern Mutual Life Insurance Company, reducing the outstanding balance from $13,333,000 to approximately $6,666,000. We also agreed that the interest rate on the balance of the note would be retroactively increased if we did not prepay the note. At December 31, 2000, we had not prepaid the note and, accordingly, the interest rate on this note increased to 15%. In January 2001, we also agreed to make pro rata payments under this note at the time payments are made to our lenders under the Amended and Restated Primary Facility in connection with asset sales, equity issuances or debt issuances. These pro rata payments will be calculated based on the aggregate principal amount outstanding under the note and the aggregate principal amount outstanding under the Amended and Restated Primary Facility. Using this method of calculation, we paid down $3,310,000 applying the proceeds from the sale of MDA shares on May 30, 2001. The remaining balance of $3,356,000 was paid on June 15, 2001.

     In August 2000, Magellan amended its credit facility with Silicon Valley Bank. In connection with the amendment, we guaranteed payment of amounts owed by Magellan. In the first quarter of 2001, we paid Silicon Valley Bank $1,100,000 under the guarantee in order to avoid a default by Magellan on its tangible net worth covenant, and in the second quarter of 2001 we paid Silicon Valley Bank an additional $3,234,000 to cure similar defaults. As of December 31, 2000, the outstanding balance under this facility was $8,145,000. The Magellan credit facility was paid in full in connection with our sale of Magellan, which closed on July 13, 2001.

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

     In July 2000, MDA completed an initial public offering on the Toronto Stock Exchange of 6,600,000 shares of common stock, raising gross proceeds of approximately $37,500,000 for itself, $18,800,000 for us and $5,600,000 for other selling shareholders. Our ownership interest in MDA declined to approximately 52% as of December 31, 2000 as a result of the public offering. As discussed above, during 2001 we have sold all of our remaining shares of MDA for aggregate proceeds of approximately $169,000,000.

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

     ORBIMAGE management does not believe that ORBIMAGE has sufficient resources to meet its capital and operating requirements through the third quarter 2001. In March 2001, due to a delay in the OrbView-4 launch, we paid $1,000,000 to ORBIMAGE as partial payment of a launch delay penalty. Additional penalties of $4,000,000 may be payable to ORBIMAGE. ORBIMAGE is seeking to restructure its outstanding debt, which is non-recourse to us, and to obtain additional capital from third parties as well as its existing shareholders, including Orbital. There can be no assurance that such capital will be available on a timely basis or at all. If ORBIMAGE does not succeed in raising additional capital, our ORBIMAGE-related receivables and inventory could become impaired, and we could be subject to litigation brought by ORBIMAGE and/or its creditors. As a result of ORBIMAGE's weakened financial condition, we ceased recognizing revenues on the ORBIMAGE system procurement contract during the third quarter of 2000.

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

                                   CURRENCIES                    CURRENT    UNREALIZED
                                     HEDGED       CONTRACT       MARKET        GAIN
   FOREIGN CURRENCY HEDGED           AGAINST       AMOUNT         VALUE       (LOSS)
-----------------------------     ------------   -----------   -----------  -----------
                                              (U.S. DOLLARS, IN THOUSANDS)
EURO.........................     CD              $   1,137     $   1,170     $   33
Pounds Sterling..............     CD                    232           237          5
Norwegian Kroner.............     CD                    350           355          5
U.S. Dollars.................     CD                 (8,821)       (8,788)        33
Italian Lire.................     CD                    (36)          (34)        (2)
Japanese Yen.................     US                 14,659        13,763       (896)

----------

CD -- Canadian Dollars

US -- U.S. Dollars

ITEM 509.  INTERESTED PARTIES

     We have agreed to indemnify and hold KPMG LLP ("KPMG") harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG's consent to the incorporation by reference of its audit report on the company's, ORBIMAGE's and ORBCOMM's past financial statements incorporated by reference into any applicable registration statement. This means that, if KPMG is required to defend any action or proceeding relating to its consent, Orbital will be required to reimburse KPMG for its costs unless KPMG is determined in such proceeding to have been liable for professional malpractice in its audits of such past financial statements or KPMG settles the action or proceeding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS

                                                      PAGE
                                                      ----
Reports of Independent Accountants...............       26
Consolidated Statements of Operations............       28
Consolidated Balance Sheets......................       29
Consolidated Statements of Stockholders' Equity..       30
Consolidated Statements of Cash Flows............       31

Notes to Consolidated Financial Statements.......       32

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

KPMG LLP

Washington, D.C.
February 16, 1999, except as to note 3A
which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                   2000             1999             1998
                                                              -------------    -------------    -------------
REVENUES.................................................     $     725,669    $     766,372    $     628,995
Costs of goods sold......................................           640,531          667,970          475,953
                                                              -------------    -------------    -------------
GROSS PROFIT.............................................            85,138           98,402          153,042
Research and development expenses........................            17,355           25,021           28,790
Selling, general and administrative expenses.............           112,811           92,171           73,562
Amortization of goodwill.................................            11,639            9,240            5,860
Provision for doubtful ORBCOMM accounts..................            53,713               --               --
Asset impairment charges.................................            15,911           15,217            2,479
                                                              -------------    -------------    -------------
INCOME (LOSS) FROM OPERATIONS............................          (126,291)         (43,247)          42,351
Interest expense, net of amounts capitalized.............           (28,509)         (22,813)          (5,947)
Interest income and other, net...........................             5,887            4,693            7,497
Equity in losses of affiliates...........................          (121,482)         (97,190)         (76,815)
Litigation settlement....................................           (11,500)              --               --
Gains on sales of assets and subsidiary equity...........            72,706           62,282               --
Minority interests.......................................            (3,244)           2,250            1,762
                                                              -------------    -------------    -------------
LOSS BEFORE PROVISION FOR INCOME TAXES AND
  DISCONTINUED OPERATIONS................................          (212,433)         (94,025)         (31,152)
Provision for income taxes...............................            15,791           11,104            5,216
                                                              -------------    -------------    -------------
LOSS FROM CONTINUING OPERATIONS..........................          (228,224)        (105,129)         (36,368)
Discontinued operations:
  Loss from operations...................................           (16,913)         (16,808)         (20,184)
  Loss on disposal.......................................           (33,053)              --               --
                                                              -------------    -------------    -------------
Loss from discontinued operations........................           (49,966)         (16,808)         (20,184)
                                                              -------------    -------------    -------------
NET LOSS.................................................     $    (278,190)   $    (121,937)   $     (56,552)
                                                              =============    =============    =============
LOSS PER COMMON AND DILUTIVE SHARE:
  Loss from continuing operations........................     $       (6.09)   $       (2.82)   $       (1.02)
                                                              -------------    -------------    -------------
  Loss from discontinued operations......................             (1.33)            (.45)            (.57)
                                                              -------------    -------------    -------------
  Net loss...............................................     $       (7.42)   $       (3.27)   $       (1.59)
                                                              =============    =============    =============
Shares used in computing loss per common and dilutive
  share..................................................        37,467,520       37,281,065       35,624,888
                                                              =============    =============    =============

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,
                                                                         --------------------------
                                                                             2000           1999
                                                                         -----------   ------------
                                    ASSETS
Current Assets:
  Cash and cash equivalents........................................      $    62,523   $     74,428
  Restricted cash and short-term investments, at market............           17,132         34,630
  Receivables, net.................................................          142,345        268,629
  Inventories, net.................................................           61,580         40,536
  Current assets of discontinued operations, net...................            9,212         15,826
  Deferred income taxes and other assets...........................           21,314         16,346
                                                                         -----------   ------------
          Total current assets.....................................          314,106        450,395
                                                                         -----------   ------------
Non-current assets of discontinued operations, net.................           53,975         86,979
Property, plant and equipment, at cost, less accumulated
  depreciation and amortization of $115,364 and $114,173,
  respectively.....................................................          128,713        130,248
Investments in and advances to affiliates..........................            2,327        119,282
Goodwill, less accumulated amortization of $42,766 and
  $35,712, respectively............................................          219,691        210,287
Deferred income taxes and other assets, less accumulated
  amortization of $3,744 and $2,520, respectively..................           44,446         57,334
                                                                         -----------   ------------
          TOTAL ASSETS.............................................      $   763,258   $  1,054,525
                                                                         ===========   ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings and current portion of long-term
     obligations...................................................      $   137,227   $    131,066
  Accounts payable.................................................           94,713         70,492
  Accrued expenses.................................................          105,137        130,646
  Due to joint venture partner.....................................               --         28,418
  Deferred revenues................................................          146,262        128,804
                                                                         -----------   ------------
          Total current liabilities................................          483,339        489,426
                                                                         -----------   ------------
Long-term obligations, net of current portion......................          165,717        239,664
Recognized losses in excess of investment in affiliate.............           16,038             --
Other liabilities..................................................           14,218         16,207
                                                                         -----------   ------------
          Total liabilities........................................          679,312        745,297
                                                                         -----------   ------------
Minority interests.................................................           39,795          2,436
                                                                         -----------   ------------
Commitments and contingencies
Stockholders' Equity:
  Preferred Stock, par value $.01; 10,000,000 shares
     authorized, none outstanding..................................               --             --
  Common Stock, par value $.01; 80,000,000 shares
     authorized, 37,729,476 and 37,400,814 shares
     outstanding, respectively.....................................              377            374
  Additional paid-in capital.......................................          515,462        497,923
  Accumulated other comprehensive loss.............................           (7,152)        (5,159)
  Accumulated deficit..............................................         (464,536)      (186,346)
                                                                         -----------   ------------
          Total stockholders' equity...............................           44,151        306,792
                                                                         -----------   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............      $   763,258   $  1,054,525
                                                                         ===========   ============

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   ACCUMULATED
                                          COMMON STOCK             ADDITIONAL         OTHER           RETAINED
                                    --------------------------      PAID-IN       COMPREHENSIVE       EARNINGS
                                       SHARES         AMOUNT         CAPITAL          LOSS            (DEFICIT)           TOTAL
                                    -----------     ----------    ------------   ---------------   -------------     -------------
Balance, December 31, 1997........   32,481,719       $  325       $  326,187       $ (4,671)       $    (7,857)      $   313,984
Shares issued in equity
  offering........................    3,450,000           34          150,118             --                 --           150,152
  Shares issued to employees and
     directors....................    1,086,537           11           14,235             --                 --            14,246
  Comprehensive income:
     Net loss.....................           --           --               --             --            (56,552)          (56,552)
     Translation adjustment.......           --           --               --         (2,282)                --            (2,282)
     Unrealized losses on
       short-term investments.....           --           --               --           (196)                --              (196)
                                                                                                                      -----------
  Total comprehensive loss........           --           --               --             --                 --           (59,030)
                                    -----------       ------       ----------       --------        -----------       -----------
Balance, December 31, 1998........   37,018,256          370          490,540         (7,149)           (64,409)          419,352
  Shares issued to employees and
     directors....................      382,558            4            7,383             --                 --             7,387
  Comprehensive income:
     Net loss.....................           --           --               --             --           (121,937)         (121,937)
     Translation adjustment.......           --           --               --          1,990                 --             1,990
                                                                                                                      -----------
  Total comprehensive loss........           --           --               --             --                 --          (119,947)
                                    -----------       ------       ----------       --------        -----------       -----------
Balance, December 31, 1999........   37,400,814          374          497,923         (5,159)          (186,346)          306,792
  Gain on investment in
     ORBCOMM......................           --           --           15,367             --                 --            15,367
  Shares issued to employees and
     directors....................      328,662            3            2,172             --                 --             2,175
  Comprehensive loss:
     Net loss.....................           --           --               --             --           (278,190)         (278,190)
     Translation adjustment.......           --           --               --         (2,253)                --            (2,253)
     Unrealized gain on
       short-term investments.....           --           --               --            260                 --               260
                                                                                                                      -----------
  Total comprehensive loss........           --           --               --             --                 --          (280,183)
                                    -----------       ------       ----------       --------        -----------       -----------
Balance, December 31, 2000........   37,729,476       $  377       $  515,462       $ (7,152)       $  (464,536)      $    44,151
                                    ===========       ======       ==========       ========        ===========       ===========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------------
                                                                                   2000             1999            1998
                                                                              --------------   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................      $  (278,190)     $  (121,937)    $   (56,552)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Loss from discontinued operations.....................................           49,966           16,808          20,184
    Depreciation and amortization expenses................................           42,759           43,880          24,525
    Amortization of prepaid financing costs...............................            5,729            2,227             443
    Equity in losses of affiliates........................................          121,482           97,190          76,815
    Minority interests....................................................            3,244           (2,250)         (1,762)
    Loss (gain) on sale of fixed assets and investments...................             (512)          13,716          (1,002)
    Gains on sales of subsidiary stock and assets.........................          (72,706)         (62,282)             --
    Asset impairment charges..............................................           15,911           15,217              --
    Deferred income taxes.................................................           15,367           (8,936)          3,822
    Provision for doubtful ORBCOMM accounts...............................           53,713               --              --
  Changes in assets and liabilities, net of divestitures and acquisitions:
    (Increase) decrease in receivables....................................           77,748            9,565         (34,079)
    (Increase) decrease in inventories....................................          (33,082)           8,951          (9,431)
    (Increase) decrease in other assets...................................           (6,777)         (24,441)         (8,682)
    Decrease in accounts payable and accrued expenses.....................           12,087           53,730          14,782
    Increase (decrease) in deferred revenue...............................           28,561           10,545         (14,608)
    Increase (decrease) in other liabilities..............................              686             (916)         (1,307)
                                                                                -----------      -----------     -----------
       Net cash provided by continuing operations.........................           35,986           51,067          13,148
       Net cash used in discontinued operations...........................           (6,530)         (20,979)         (6,759)
                                                                                -----------      -----------     -----------
       Net cash provided by operating activities..........................           29,456           30,088           6,389
                                                                                -----------      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................          (39,687)         (55,648)        (36,294)
  Payments for business combinations, net of cash
    acquired..............................................................          (40,248)         (33,860)        (22,751)
  Purchases of other assets...............................................               --          (14,006)             --
  Net proceeds from sales of subsidiary equity and assets.................          115,605           73,432              --
  Purchases of available-for-sale investment securities...................          (12,196)         (10,912)         (2,500)
  Sales of available-for-sale investment securities.......................           18,290               --              --
  Maturities of available-for-sale investment securities..................            3,006            9,025           2,409
  Investments in and advances to affiliates...............................           (2,095)         (65,060)       (101,700)
                                                                                -----------      -----------     -----------
       Net cash provided by (used in) investing
         activities.......................................................           42,675          (97,029)       (160,836)
                                                                                -----------      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net of (repayments)..............................            1,800              338           1,940
  Principal payments on long-term obligations.............................         (157,588)        (125,813)        (79,556)
  Net proceeds from issuance of long-term obligations.....................           57,965          241,342          63,000
  Sale of subsidiary equity...............................................           37,500               --              --
  Net proceeds from issuances of common stock.............................            2,176            7,387         164,398
  (Repayments to) advances from joint venture partner.....................          (28,418)              --          21,829
                                                                                -----------      -----------     -----------
       Net cash provided by (used in) financing
         activities.......................................................          (86,565)         123,254         171,611
                                                                                -----------      -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS.............................................................            2,529            2,973          (2,206)
                                                                                -----------      -----------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................          (11,905)          59,286          14,958
CASH AND CASH EQUIVALENTS, beginning of period............................           74,428           15,142             184
                                                                                -----------      -----------     -----------
CASH AND CASH EQUIVALENTS, end of period..................................      $    62,523      $    74,428     $    15,142
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

     The company's liquidity has been, and continues to be, constrained. During 2000, the company funded capital requirements for operations through cash from operations combined with cash on hand and the proceeds from the dispositions of both the Fairchild Defense electronics business unit ("Fairchild") and a portion of its existing MacDonald, Dettwiler and Associates Ltd. ("MDA") shares. To meet the company's capital and operating requirements in 2001, on April 12, 2001, the company entered into an agreement to sell 12,350,000 of its MDA shares for approximately $9 per share. The agreement is subject to customary closing conditions, including receipt of regulatory approval, and the parties expect to close the sale by mid-May 2001. Certain of the purchasers also have an option to acquire MDA Holdings Corporation's remaining 5,650,000 shares of MDA by May 31, 2001. Further, the company is negotiating to sell its interests in Magellan Corporation ("Magellan") and Navigation Solutions LLC ("NavSol"). Management's plans also include restructuring business operations which, combined with the above-described asset sales, management believes should facilitate its ability to raise additional capital and to refinance the company's debt (see Note 8). The company will also continue to pursue opportunities to make its operations more efficient in the future in order to minimize its losses from operations. The company's ability to continue as a going concern is contingent upon management's success in implementing the foregoing strategy on a timely basis, and the company is accordingly focusing its near-term efforts on executing certain asset sales and restructuring its business operations. Management expects that this strategy will generate sufficient additional liquidity to satisfy its obligations; however, no assurance can be given that the company will be successful in achieving such goal. If this strategy is not successfully implemented in a timely manner, the company anticipates that in 2001, cash flow from operations will be insufficient to cover capital requirements, operating requirements and debt service, which could impact the company's ability to continue as a going concern.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method as follows:

Buildings............................     18 to 20 years
Machinery, equipment, software and
  intellectual property..............     3 to 12 years
Satellite systems....................     5 to 7 years
Leasehold improvements...............     Shorter of estimated useful life or lease term

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

                                                      DECEMBER 31,
                                                -----------------------
                                                   2000         1999
                                                ---------   -----------
                                                    (IN THOUSANDS)
Current assets, net.......................      $   9,212   $    15,826
                                                ---------   -----------
Non-current assets, net:
  Investment in NavSol....................         20,312        19,991
  Property, plant and equipment, net......          5,692         7,374
  Goodwill, net...........................         29,932        68,022
  Other, net..............................         (1,961)       (8,408)
                                                ---------   -----------
     Net non-current assets...............         53,975        86,979
                                                ---------   -----------
     Net assets of discontinued operations      $  63,187   $   102,805
                                                =========   ===========

     The following summarizes the operating results of the discontinued operations for the year ended December 31, 2000:

                       2000
                  --------------
                  (IN THOUSANDS)
Revenues...        $   97,311
Net loss...           (16,913)

     The company reclassified its consolidated balance sheet as of December 31, 1999, and its consolidated statements of operations and cash flows for the years ended December 31, 1999 and 1998 to reflect the assets, liabilities, results of operations and cash flows related to Magellan and NavSol as discontinued operations. The following table summarizes the various adjustments:

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        FOR THE YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------
                                              1999                                           1998
                          --------------------------------------------  ----------------------------------------------
                           PREVIOUSLY                                     PREVIOUSLY
                            REPORTED      ADJUSTMENTS     AS REPORTED      REPORTED       ADJUSTMENTS     AS REPORTED
                          ------------   -------------   -------------   ------------    -------------   -------------
                                                                (IN THOUSANDS)
Revenues.............     $   874,911     $  (108,539)    $   766,372     $  730,662      $  (101,667)    $  628,995
Costs of goods sold..         738,526         (70,556)        667,970        549,628          (73,675)       475,953
Operating expenses...         195,034         (53,385)        141,649        168,388          (57,697)       110,691
Income (loss) from
  operations.........         (58,649)         15,402         (43,247)        12,646           29,705         42,351
Net loss.............        (121,937)             --        (121,937)       (56,552)              --        (56,552)

                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                         1999                                          1998
                                     -------------------------------------------  ----------------------------------------------
                                      PREVIOUSLY                                    PREVIOUSLY
                                       REPORTED      ADJUSTMENTS    AS REPORTED      REPORTED       ADJUSTMENTS     AS REPORTED
                                     ------------   -------------  -------------    ------------   -------------   -------------
                                                                           (IN THOUSANDS)
Net cash provided by operating
  activities....................     $    30,058        $  30       $   30,088      $       308      $  6,081       $     6,389
Net cash used in investing
  activities....................         (97,029)          --          (97,029)        (160,836)           --          (160,836)
Net cash provided by financing
  activities....................         123,254           --          123,254          171,611            --           171,611
Net increase (decrease) in
  cash and cash equivalents.....          59,256           30           59,286            8,877         6,081            14,958


                                       CONSOLIDATED BALANCE SHEET
                                         AS OF DECEMBER 31, 1999
                             -----------------------------------------------
                               PREVIOUSLY
                                REPORTED       ADJUSTMENTS      AS REPORTED
                             -------------    ------------    --------------
                                             (IN THOUSANDS)
Total current assets...       $   476,139      $ (25,744)      $   450,395
Non-current assets.....           616,773        (12,643)          604,130
Total assets...........         1,092,912        (38,387)        1,054,525
Current liabilities....           515,169        (25,743)          489,426
Non-current liabilities           255,880             (9)          255,871
Minority interests.....            15,071        (12,635)            2,436
Stockholders' equity...           306,792             --           306,792

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

3. RESTATEMENT MATTERS AND SPECIAL GAINS AND CHARGES

A. RESTATEMENT MATTERS

     In connection with the 1999 Form 10-K filing, management restated its previously issued consolidated financial statements as of and for the year ended December 31, 1998. Accordingly, the original Annual Report on Form 10-K for 1998 was amended and an Annual Report on Form 10-K/A was filed in April 2000. As disclosed in detail in the Company's Form 10-K for 1999 and Form 10-K/A for 1998, the Company restated its 1998 financial statements to (1) change the accounting for several transactions related to affiliates accounted for using the equity method of accounting, (2) expense certain previously capitalized costs and (3) record certain other restatement and reclassification adjustments.

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

                                                                             YEARS ENDED DECEMBER 31,
                                                                       2000           1999            1998
                                                                  -------------- --------------  ---------
                                                                                 (IN THOUSANDS)
LAUNCH VEHICLES AND ADVANCED PROGRAMS:
  Revenues....................................................      $  119,588    $    157,032     $  179,591
  Operating income (loss).....................................         (20,621)         (8,452)        23,476
  Identifiable assets.........................................         102,885         125,157         96,190
  Capital expenditures........................................           4,073          13,665          8,270
  Depreciation and amortization...............................           6,327           7,130          5,370
SATELLITES AND RELATED SPACE SYSTEMS:
  Revenues....................................................      $  206,339    $    257,431     $  227,042
  Operating income (loss).....................................         (66,580)        (13,517)        17,388
  Identifiable assets.........................................          55,653          58,153        109,922
  Capital expenditures........................................           8,920           7,481          4,499
  Depreciation and amortization...............................           5,824           5,066          4,835
ELECTRONICS AND SENSOR SYSTEMS:
  Revenues....................................................      $  146,387    $    149,991     $  125,758
  Operating income (loss).....................................          (2,075)           (248)        11,312
  Identifiable assets.........................................          53,109         114,765        109,907
  Capital expenditures........................................           2,228           3,373          5,563
  Depreciation and amortization...............................           3,682           4,689          3,125
SATELLITE GROUND SYSTEMS AND SPACE ROBOTICS, AND
  MAPPING AND LAND INFORMATION PRODUCTS AND SERVICES:
  Revenues....................................................      $  253,230    $    199,792     $   95,845
  Operating income (loss).....................................          14,834          17,199          5,232
  Equity in earnings (losses) of affiliates...................          (2,299)           (182)            --
  Identifiable assets.........................................         269,969         221,389         67,422
  Capital expenditures........................................          10,148          13,949          2,524
  Depreciation and amortization...............................          16,675           9,650          2,339
CORPORATE AND OTHER:
  Revenues....................................................      $      125    $      2,126     $      759
  Operating income (loss).....................................         (51,849)        (38,229)       (15,057)
  Minority interests..........................................          (3,244)          2,250          1,762
  Gains on sales of subsidiary equity and assets..............          72,706          62,282             --
  Equity in earnings (losses) of affiliates...................        (119,183)        (97,008)       (76,815)
  Identifiable assets.........................................         281,642         535,061        471,638
  Capital expenditures........................................          14,318          17,180         15,438
  Depreciation and amortization...............................          10,251          17,345          8,856

CONSOLIDATED:
  Revenues....................................................      $  725,669    $    766,372     $  628,995
  Operating income (loss).....................................        (126,291)        (43,247)        42,351
  Equity in earnings (losses) of affiliates...................        (121,482)        (97,190)       (76,815)
  Minority interest...........................................          (3,244)          2,250          1,762
  Gains on sales of subsidiary equity and assets..............          72,706          62,282             --
  Identifiable assets.........................................         763,258       1,054,525        855,079
  Capital expenditures........................................          39,687          55,648         36,294
  Depreciation and amortization...............................          42,759          43,880         24,525

DOMESTIC AND NON-U.S. OPERATIONS

     The following table presents Orbital's revenues from continuing operations, operating income (loss) and identifiable assets by originating location:

                                           YEARS ENDED DECEMBER 31,
                                 ------------------------------------------
                                      2000           1999           1998
                                 -------------  -------------  ------------
                                                (IN THOUSANDS)
REVENUES:
  United States.............      $   505,466    $   586,575     $  551,859
  Canada and Mexico.........          218,213        175,923         72,642
  Other.....................            1,990          3,874          4,494
                                  -----------    -----------     ----------
     Total..................      $   725,669    $   766,372     $  628,995
                                  ===========    ===========     ==========
OPERATING INCOME (LOSS):
  United States.............      $  (137,548)   $   (59,355)    $   39,672
  Canada and Mexico.........           11,169         15,725          2,277
  Other.....................               88            383            402
                                  -----------    -----------     ----------
     Total..................      $  (126,291)   $   (43,247)    $   42,351
                                  ===========    ===========     ==========
IDENTIFIABLE ASSETS:
  United States.............      $   593,737    $   848,423
  Canada and Mexico.........          168,765        205,369
  Other.....................              756            733
                                  -----------    -----------
     Total..................      $   763,258    $ 1,054,525
                                  ===========    ===========

EXPORT SALES AND MAJOR CUSTOMERS

     Orbital's sales to geographic areas were as follows:

                                    YEARS ENDED DECEMBER 31,
                           ----------------------------------------
                               2000           1999          1998
                           ------------   ------------   ----------
                                         (IN THOUSANDS)
United States..........     $  463,929     $  486,735    $  488,773
Canada.................        157,340        153,155        43,522
Southeast Asia.........         54,162         67,815        28,942
Middle East and other..         29,252         23,930        28,622
Far East...............         11,155         25,592        30,272
Europe.................          9,831          9,145         8,864
                            ----------     ----------    ----------
     Total.............     $  725,669     $  766,372    $  628,995
                            ==========     ==========    ==========

     Approximately 41%, 39% and 46% of the company's revenues in 2000, 1999 and 1998, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government's prime contractors.

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

     Orbital was the primary supplier to ORBCOMM of its communications satellites, launch vehicles and certain of its satellite ground systems and software. During 2000, 1999 and 1998, Orbital recorded sales to ORBCOMM totaling $22,849,000, $44,302,000 and $36,596,000, respectively. During 2000 and 1999,
Orbital recognized operating losses of $1,839,000 and $311,000, respectively, on sales to ORBCOMM. The company eliminated profit on these sales based on its ownership interest in ORBCOMM. This elimination is reported in equity in losses of affiliates. During 1999 and 1998, Orbital deferred invoicing ORBCOMM for approximately $37,000,000 and $33,000,000, respectively, for work performed under satellite and launch procurement agreements. Approximately $33,000,000 (including interest) of these amounts was advanced from an affiliate of Teleglobe to Orbital. As part of the Omnibus Agreement, Orbital, Teleglobe and ORBCOMM agreed to settle the deferred invoicing and related cash advances. ORBCOMM paid the company approximately $33,000,000 in cash, which was then used by the company to repay the advances from Teleglobe. In addition, in March 2000, the company converted approximately $33,000,000 of its deferred invoices into partnership interests in ORBCOMM. Also, in January 2000, the company converted $2,962,000 of invoices due to Orbital from ORBCOMM pursuant to an administrative services agreement into an equity contribution to ORBCOMM. Finally, ORBCOMM, using funds contributed for this purpose by Teleglobe, paid one-third of the $25,000,000 remaining balance due Orbital in the first quarter of 2000.

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

     Orbital recorded non-cash charges totaling $113,123,000 in the second half of 2000 to fully write off its $56,852,000 investment in ORBCOMM as of June 30, 2000, and to write down ORBCOMM-related receivables totaling $54,527,000, including $813,000 of receivables written off by Magellan. Magellan's write down in the third quarter of 2000 of $2,753,000 of ORBCOMM-related inventory, less minority interest of $1,009,000, was included in the results from discontinued operations. At December 31, 2000, the estimated realizable values of such receivables and inventory were $196,000 and $12,854,000, respectively. This inventory is comprised primarily of rocket motors and related hardware that are not unique to ORBCOMM and, accordingly, Orbital expects to use such inventory in contracts with other customers. Although management believes that these write-offs were sufficient to cover the company's current exposure, such reserves do not include any additional charges that might result should any disputes, litigation or unforeseen contingencies related to ORBCOMM arise.

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

ORBIMAGE

     In 1997, the company's subsidiary, ORBIMAGE, completed a private placement of preferred equity. Although Orbital owns 99.9% of the common stock of ORBIMAGE, Orbital is unable to control, but is able to exercise significant influence over, ORBIMAGE's operational and financial affairs. Accordingly, the company uses the equity method of accounting for its ownership interest in ORBIMAGE.

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

     During the years ended December 31, 2000, 1999 and 1998, Orbital recorded sales to ORBIMAGE of approximately $10,060,000, $50,100,000 and $89,006,000, respectively. During 2000 and 1999, Orbital recognized operating losses of $21,323,000 and $12,199,000, respectively, on sales to ORBIMAGE. Additionally, Orbital provides certain administrative services to ORBIMAGE on a cost-reimbursable basis. During 2000, 1999 and 1998, Orbital was reimbursed approximately $471,000, $1,513,000 and $1,985,000, respectively, for such administrative services.

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

     The following unaudited, supplemental financial information presents the consolidated results of operations, on a pro forma basis, as though the above acquisitions were consummated on January 1, 1999:

                                                           DECEMBER 31,
                                             ------------------------------------
                                                    2000              1999
                                             -----------------  -----------------
                                               (IN THOUSANDS EXCEPT SHARE DATA)
Revenues................................     $   751,344            $822,839
Net loss................................        (274,656)           (117,169)
Net loss per common and diluted share...           (7.33)              (3.14)

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

     Short-term investments consist of the following:


                                        DECEMBER 31,
                                    ---------------------
                                      2000        1999
                                    --------    ---------
                                       (IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES
  Canadian mortgage bonds......     $     --    $  10,912
  Commercial paper securities..        8,435           --
                                    --------    ---------
TRADING SECURITIES
  Mutual funds at fair value...           --        6,677
                                    --------    ---------
     Total.....................     $  8,435    $  17,589
                                    ========    =========

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

INVENTORY

     Inventories, net of allowances for obsolescence, consisted of the following:

                                                 DECEMBER 31,
                                            ----------------------
                                               2000         1999
                                            ---------    ---------
                                                (IN THOUSANDS)
Components and raw materials...........     $  20,602    $  12,227
Work-in-process........................        46,473       36,725
Allowance for inventory obsolescence...        (5,495)      (8,416)
                                            ---------    ---------
     Total.............................     $  61,580    $  40,536
                                            =========    =========

     Work-in-process inventory includes $18,524,000 at December 31, 2000 related to the costs incurred in the second half of 2000 in connection with the ORBIMAGE system procurement contract (see Note 5). Should ORBIMAGE be unsuccessful in its efforts to raise additional capital, the related inventory amounts may be impaired.

ACCOUNTS RECEIVABLE

     The components of receivables were as follows:

                                                           DECEMBER 31,
                                                     -----------------------
                                                        2000         1999
                                                     ----------   ----------
                                                          (IN THOUSANDS)
Billed and billable.............................     $   94,524   $  166,776
Recoverable costs and accrued profit not billed.         64,816      104,103
Retainages due upon contract completion.........          5,632       13,707
Allowance for doubtful accounts.................        (22,627)     (15,957)
                                                     ----------   ----------
     Total......................................     $  142,345   $  268,629
                                                     ==========   ==========

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

                                 CURRENCIES                   CURRENT     UNREALIZED
                                   HEDGED       CONTRACT      MARKET         GAIN
   FOREIGN CURRENCY HEDGE          AGAINST       AMOUNT        VALUE        (LOSS)
   ----------------------          -------       ------        -----        ------
                                            (U.S. DOLLARS, IN THOUSANDS)
EURO........................      CD            $   1,137    $   1,170      $   33
Pounds Sterling.............      CD                  232          237           5
Norwegian Kroner............      CD                  350          355           5
U.S. Dollars................      CD               (8,821)      (8,788)         33
Italian Lire................      CD                  (36)         (34)         (2)
Japanese Yen................      US               14,659       13,763        (896)

----------

CD -- Canadian Dollars, US -- U.S. Dollars

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              2000           1999
                                                          ------------   -------------
                                                                (IN THOUSANDS)
Land..................................................     $     4,061    $     4,061
Buildings and leasehold improvements..................          43,512         31,910
Machinery and equipment...............................         162,565        169,572
Equipment and satellite systems under construction....           2,021         22,446
Software, intellectual property and technical drawings          31,918         16,432
Accumulated depreciation and amortization.............        (115,364)      (114,173)
                                                           -----------    -----------
     Total............................................     $   128,713    $   130,248
                                                           ===========    ===========

     Interest expense totaling $1,846,000, $2,711,000, and $1,705,000 was capitalized during 2000, 1999 and 1998, respectively, as part of the historical cost of buildings and equipment under construction.

ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                    DECEMBER 31,
                                              -------------------------
                                                  2000         1999
                                              ------------  -----------
                                                   (IN THOUSANDS)
Payroll, payroll taxes and fringe benefits     $   34,539   $   43,449
Payable to subcontractors.................          6,183        5,902
Accrued contract costs....................         27,217       40,106
Accrued financing and acquisition costs...          2,848       13,973
Accrued income taxes......................          1,550       12,533
Accrued warranty reserves.................          3,793        3,517
Accrued litigation settlement.............         11,500           --
Accrued sublease losses...................          5,159           --
Other accrued expenses....................         12,348       11,166
                                               ----------   ----------
     Total................................     $  105,137   $  130,646
                                               ==========   ==========

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

8. DEBT OBLIGATIONS

     The following table sets forth long-term obligations, excluding capital lease obligations (see Note 9):

                                                                          DECEMBER 31,
                                                                  ---------------------------
                                                                      2000           1999
                                                                  ------------   ------------
                                                                        (IN THOUSANDS)
7.6% -- 9.09% notes, principal and interest due monthly
  through 2004................................................     $     7,444   $    27,326
8.41% note, principal and interest due monthly through
  2004........................................................           6,239         7,385
Non-interest bearing notes, principal due semi-annually
  through 2005................................................           1,561         2,100
6% note, due in 2000..........................................              --         1,450
6.22% -- 7.125% bank notes, principal and interest due
  monthly through 2002........................................              --        21,569
Revolving credit facility, interest due monthly at LIBOR
  plus 0.75% to 1.3%, principal due two years from last date
  of revolving period, currently 2003.........................          35,261            --
Term credit facility, interest due monthly at LIBOR plus
  0.75% to 1.3% through 2005 and principal due in 2005........          19,184            --
8% note, due in 2000..........................................              --        22,976
15% note, interest due semi-annually, principal due in June
  2001........................................................           6,666        13,333
Primary credit facility, interest due quarterly at LIBOR
  plus 3.75% through July 2002 and principal due July
  2002........................................................         115,000       165,000
5% convertible subordinated notes, interest due
  semi-annually, principal due 2002...........................         100,000       100,000
                                                                   -----------   -----------
                                                                       291,355       361,139
LESS CURRENT PORTION..........................................        (127,426)     (123,361)
                                                                   -----------   -----------
LONG-TERM PORTION.............................................     $   163,929   $   237,778
                                                                   ===========   ===========

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

     The Amended and Restated Primary Facility and the Secondary Facility require that the company reduce outstanding balances under the facilities in connection with debt issuances, equity issuances or asset sales. The company must apply 100% of the first $50,000,000 of net cash proceeds from any asset sale, 43.75% of the next $80,000,000 and 70% thereafter to pay down amounts owing under the Secondary Facility first, and then the Amended and Restated Primary Facility. In addition, the company must apply 100% of net cash proceeds from any debt issuances and 55% of the net cash proceeds of any equity issuance to pay down the facilities. Orbital will default under the leverage covenants in both the Secondary Facility and the Amended and Restated Primary Facility unless it completes asset sales prior to June 30, 2001 that raise sufficient proceeds to pay down a significant portion of debt.

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

     Magellan maintains a short-term credit facility that is guaranteed by Orbital. At December 31, 2000 and 1999, approximately $8,145,000 and $6,345,000 was outstanding on this facility at an average borrowing rate of 11.50% and 10.25%, respectively. The total facility was $9,000,000 at December 31, 2000. These borrowings are collateralized by Magellan's accounts receivable, inventory, equipment and general intangibles. In the first quarter of 2001, the company paid Silicon Valley Bank $1,100,000 under the guarantee in order to avoid a default on Magellan's tangible net worth covenant.

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

9. COMMITMENTS AND CONTINGENCIES

LEASES

     Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) at December 31, 2000 were as follows:

                            OPERATING     CAPITAL
                            ---------     -------
                               (IN THOUSANDS)
2001..................     $   23,635   $   1,826
2002..................         22,865         743
2003..................         22,824         600
2004..................         22,559         577
2005..................         21,139         183
2006 and hereafter....        134,525         108
                           ----------   ---------
                                            4,037
Less interest at 10%..     $  247,547        (578)
                           ----------
Less current portion..                     (1,671)
                                        ---------
Long-term portion.....                  $   1,788
                                        =========

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

10. INCOME TAXES

     The provisions for income taxes consisted of the following:



                                             YEARS ENDED DECEMBER 31,
                                      --------------------------------------
                                          2000          1999         1998
                                      -----------   -----------  -----------
                                                  (IN THOUSANDS)
  CURRENT PROVISION:
    U.S. Federal..................     $      --     $      --     $     --
    Foreign.......................           424        20,040        1,394
    State.........................            --            --           --
  DEFERRED PROVISION (BENEFIT):
    U.S. Federal..................         9,886            --           --
    Foreign.......................         5,481        (8,936)       3,822
    State.........................            --            --           --
                                       ---------     ---------     --------
       Total......................     $  15,791     $  11,104     $  5,216
                                       =========     =========     ========

     The income tax provisions were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                                                 YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2000         1999         1998
                                                          -----------  -----------  ----------
U.S. Federal statutory rate..........................        (35.0)%      (35.0)%      (35.0)%
Changes in valuation allowance.......................         45.5         51.8         44.2
Investments in affiliates and minority interests in net
  assets of consolidated subsidiaries................          1.2         (2.6)         3.3
Intangible amortization..............................          1.0          2.9          5.1
Foreign income taxes in excess of statutory rate.....          0.5          4.4          3.6
Other, net...........................................         (5.8)        (9.7)        (4.5)
                                                             -----        -----        -----
     Effective rate..................................          7.4%        11.8%        16.7%
                                                             =====        =====        =====

     The tax effects of significant temporary differences were as follows:

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                2000            1999
                                                            ------------   -------------
                                                                  (IN THOUSANDS)
TAX ASSETS:
  U.S. Federal and state net operating loss carryforward     $   168,277    $   128,095
  Non-deductible financial statement accruals...........         101,305         80,307
  U.S. Federal and foreign tax credit carryforward......           2,998          2,998
  Intangible assets.....................................           6,029          6,511
                                                             -----------    -----------
                                                                 278,609        217,911
  Valuation allowance...................................        (214,063)      (118,119)
                                                             -----------    -----------
     Tax assets, net....................................     $    64,546    $    99,792
                                                             ===========    ===========

TAX LIABILITIES:
  Excess deductions for tax reporting purposes..........     $    14,641    $    52,841
  Excess tax depreciation...............................          27,594         19,895
  Investments in subsidiaries/affiliates................           5,441          5,719
  Percentage-of-completion accounting...................           2,702          2,702
                                                             -----------    -----------
     Tax liabilities....................................     $    50,378    $    81,157
                                                             ===========    ===========

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

     The following two tables summarize information regarding options under the company's stock option plans for the last three years:

                                                                      WEIGHTED
                                                                       AVERAGE      OUTSTANDING
                                          NUMBER OF    OPTION PRICE   EXERCISE          AND
           ORBITAL OPTIONS                 SHARES        PER SHARE      PRICE       EXERCISABLE
------------------------------------    ------------  -------------- ----------   -------------
Outstanding at December 31, 1997....      4,007,291     $1.84-24.00    $ 15.16      1,549,185
  Granted...........................      2,236,700     18.38-38.44      32.49
  Exercised.........................     (1,086,537)     1.76-20.75      13.39
  Cancelled or expired..............       (713,898)     3.51-36.50      35.07
                                         ----------
Outstanding at December 31,
  1998..............................      4,443,556      3.51-38.44      21.09      1,548,218
  Granted...........................      2,070,400     12.50-43.31      25.88
  Exercised.........................       (218,346)     3.51-24.00      13.50
  Cancelled or expired..............       (282,888)     3.51-38.44      23.17
                                         ----------
Outstanding at December 31, 1999....      6,012,722      3.51-43.31      22.66      2,602,819
  Granted...........................      1,746,033      8.00-36.50      12.34
  Exercised.........................        (17,587)     3.51-12.25       6.74
  Canceled or expired...............       (766,167)     3.51-40.00      24.94
                                         ----------
Outstanding at December 31, 2000....      6,975,001     $3.51-43.31    $ 19.86      4,409,970
                                         ==========     ===========    =======      =========

                                             OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                         ----------------------------------------------------------  -----------------------------------
                                                  WEIGHTED
                               NUMBER              AVERAGE            WEIGHTED             NUMBER            WEIGHTED
      RANGE OF               OUTSTANDING          REMAINING            AVERAGE           EXERCISABLE          AVERAGE
   EXERCISE PRICES        AT DEC. 31, 2000    CONTRACTUAL LIFE     EXERCISE PRICE     AT DEC. 31, 2000    EXERCISE PRICE
--------------------     ------------------  ------------------  ------------------  ------------------ ----------------
$ 3.5100-$13.5000...          2,359,886             7.75             $  12.1688           1,189,340         $  12.4545
$13.6200-$22.6250...          3,266,720             6.99             $  19.4997           2,329,243         $  18.5024
$24.000-$43.3100....          1,348,395             7.61             $  34.1891             891,387         $  33.5075
-----------------            ----------             ----             ----------          ----------         ----------
$ 3.5100-$43.3100...          6,975,001             7.37             $  19.8592           4,409,970         $  19.9043
=================            ==========             ====             ==========          ==========         ==========

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

     The following two tables summarize information regarding options under the OCC Plan for the last three years:

                                                                      WEIGHTED
                                                                       AVERAGE      OUTSTANDING
                                          NUMBER OF    OPTION PRICE   EXERCISE          AND
             OCC OPTIONS                   SHARES        PER SHARE      PRICE       EXERCISABLE
------------------------------------    ------------  -------------- ----------   -------------
Outstanding at December 31, 1997....        749,830     $1.50-26.50    $ 15.22        415,804
  Granted...........................        305,300     26.50-39.75      32.37
  Exercised.........................        (32,600)     1.50-13.00       3.15
  Cancelled or expired..............        (17,700)     1.50-26.50      23.94
                                         ----------
Outstanding at December 31, 1998....      1,004,830      1.50-39.75      20.40        520,864
  Granted...........................         36,000     39.75-43.67      43.34
  Exercised.........................        (35,000)     1.50-26.50       8.02
  Cancelled or expired..............       (287,825)     4.00-43.67      27.84
                                         ----------
Outstanding at December 31, 1999....        718,005      1.50-43.67      19.18        531,739
  Granted...........................             --              --         --
  Exercised.........................             --              --         --
  Cancelled or expired..............       (148,065)     1.50-39.75      23.87
                                         ----------
Outstanding at December 31, 2000....        569,940     $1.50-43.67    $ 18.10        501,574
                                         ==========     ===========    =======       ========

                                               WEIGHTED
                            NUMBER              AVERAGE           WEIGHTED           NUMBER            WEIGHTED
     RANGE OF             OUTSTANDING          REMAINING           AVERAGE         EXERCISABLE          AVERAGE
  EXERCISE PRICES      AT DEC. 31, 2000    CONTRACTUAL LIFE    EXERCISE PRICE   AT DEC. 31, 2000    EXERCISE PRICE
------------------    ------------------  ------------------  -----------------------------------  ---------------
$1.50-$25.00......          290,290              2.43             $   6.43           290,290           $   6.43
$26.50-$43.67.....          279,650              7.05             $  30.22           211,284           $  28.31
-------------              --------              ----             --------          --------           --------
$1.50-$43.67......          569,940              4.69             $  18.10           501,574           $  15.65
============               ========              ====             ========          ========           ========

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

     The following two tables summarize information regarding options under Magellan's stock option plans for the last three years:

                                                                    WEIGHTED        OUTSTANDING
                                    NUMBER OF    OPTION PRICE        AVERAGE            AND
       MAGELLAN OPTIONS              SHARES        PER SHARE     EXERCISE PRICE     EXERCISABLE
-------------------------------   ------------  --------------   --------------    --------------
Outstanding at December 31,
  1997........................      6,779,660            $1.10       $ 1.10         2,528,097
  Granted.....................     15,307,204             0.40         0.40
  Exercised...................        (21,300)       0.40-1.10         0.98
  Cancelled or expired........     (5,093,210)       0.40-1.10         1.03
                                  -----------
Outstanding at December 31,
  1998........................     16,972,354        0.40-1.10         0.47         5,389,208
  Granted.....................      2,253,025        0.40-0.50         0.45
  Exercised...................        (52,737)       0.40-1.10         0.46
  Cancelled or expired........     (4,558,786)       0.40-1.10         0.45
                                  -----------
Outstanding at December 31,
  1999........................     14,613,856        0.40-1.10         0.46         8,044,552
  Granted.....................      3,260,362             0.30         0.30
  Exercised...................       (148,583)       0.30-0.40         0.40
  Cancelled or expired........     (7,321,866)       0.30-1.10         0.48
                                  -----------
Outstanding at December 31,
  2000........................     10,403,769       $0.30-1.10       $ 0.39         6,337,100
                                  ===========       ==========       ======         =========

                                             WEIGHTED
    RANGE OF              NUMBER              AVERAGE           WEIGHTED           NUMBER            WEIGHTED
    EXERCISE            OUTSTANDING          REMAINING           AVERAGE         EXERCISABLE          AVERAGE
     PRICES          AT DEC. 31, 2000    CONTRACTUAL LIFE    EXERCISE PRICE   AT DEC. 31, 2000    EXERCISE PRICE
----------------    ------------------  ------------------  ----------------  -----------------  ---------------
  $0.30-$0.30           2,691,713              9.37              $ 0.30            61,675             $ 0.30
  $0.40-$1.10           7,712,056              6.52              $ 0.42         6,275,424             $ 0.42
  -----------         -----------              ----              ------         ---------             ------
  $0.30-$1.10          10,403,769              7.25              $ 0.39         6,337,099             $ 0.42
  ===========         ===========              ====              ======         =========             ======

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

     The following table summarizes information regarding options under the MDA stock option plan as of and for the year ended December 31, 2000:

                                                                       WEIGHTED
                                                                        AVERAGE
                                          NUMBER OF    OPTION PRICE    EXERCISE
             MDA OPTIONS                   SHARES        PER SHARE       PRICE
------------------------------------    ------------  --------------  ----------
Outstanding at December 31, 1999....             --              --          --
  Granted...........................      4,553,250    $ 7.17-12.87     $  7.28
  Cancelled or expired..............       (138,750)           7.17        7.17
                                         ----------
Outstanding at December 31, 2000....      4,414,500    $ 7.17-12.87     $  7.29
                                         ==========    ============     =======

                                              WEIGHTED
                            NUMBER             AVERAGE           WEIGHTED
      RANGE OF           OUTSTANDING         REMAINING           AVERAGE
  EXERCISE PRICES      AT DEC. 31, 2000   CONTRACTUAL LIFE    EXERCISE PRICE
  ----------------    ------------------ ------------------  ---------------
   $ 7.17-$ 7.17          4,308,500             9.2             $   7.17
   $10.68-$12.87            106,000             9.8                11.88
   --------------        ----------             ---             --------
   $ 7.17-$12.87          4,414,500             9.2             $   7.28
   ==============        ==========             ===             ========

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

                               ADDITIONAL SHARES
                                 AVAILABLE AT
                                 DECEMBER 31,                         VOLATILITY
                     -----------------------------------   -------------------------------
                         2000        1999         1998        2000       1999       1998
                     -----------  ----------   ----------  ---------  ---------  ---------
Orbital Plans....        969,012     277,085      271,619       59%        58%        55%
OCC Plan.........        456,815     308,750       56,925      N/A         30%        30%
Magellan Plans...     10,869,701   6,808,198    9,892,346       30%        30%        30%
MDA Plan.........      1,585,500         N/A          N/A       30%       N/A        N/A

                                                                WEIGHTED AVERAGE
                                  RISK-FREE                        FAIR VALUE
                                INTEREST RATE                PER SHARE AT GRANT DATE
                      -------------------------------   ----------------------------
                         2000       1999       1998        2000       1999       1998
                      ---------  ---------  ---------   ---------  ---------  -------
Orbital Plans....         6.3%       5.4%       5.8%     $  12.34   $  25.88   $  32.49
OCC Plan.........         N/A        5.6%       5.4%          N/A   $  43.34   $  32.37
Magellan Plans...         6.7%       5.1%       5.5%     $   0.30   $   0.45   $   0.40
MDA Plan.........         6.5%       N/A        N/A      $   7.28        N/A        N/A

----------
The assumed expected dividend yield was zero for all years for all option plans. The assumed average expected life for all options for all years was 4.5 years.

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

CASH FLOWS

     Cash payments for interest and income taxes were as follows:

                                              YEARS ENDED DECEMBER 31,
                                      ---------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  -----------
                                                  (IN THOUSANDS)
Interest paid......................     $ 23,591      $ 18,458      $ 16,032
Income taxes paid, net of refunds..        7,981         2,257         1,624

14. SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the previous two years:

                                                                          QUARTER ENDED
                                                     -------------------------------------------------------
                                                       MARCH 31       JUNE 30      SEPT. 30        DEC. 31
                                                     ------------  ------------  ------------   ------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
   2000
   Revenues......................................     $  198,852    $  205,808   $   185,603     $  135,406
   Gross profit..................................         33,426        34,362        18,594         (1,244)
   Income (loss) from continuing operations......          5,901         1,107       (72,915)       (60,384)
   Net income (loss) from continuing operations..        (22,175)      (39,003)     (114,933)       (52,113)
   Net income (loss) from discontinued
     operations..................................         (4,349)       (3,126)       (6,389)       (36,102)
   Net loss per common and dilutive share,
     continuing operations.......................           (.59)        (1.04)        (3.06)         (1.39)
   Net loss per common and dilutive share,
     discontinued operations.....................           (.12)         (.09)         (.17)          (.96)
   1999
   Revenues......................................        173,177       199,709       202,470        191,016
   Gross profit..................................         32,558        38,904        36,503         (9,563)
   Income (loss) from continuing operations......          4,310         9,394         2,695        (59,646)
   Net income (loss) from continuing operations..        (22,848)      (23,363)      (34,019)       (24,899)
   Net income (loss) from discontinued
     operations..................................         (3,315)       (2,708)       (5,547)        (5,238)
   Net loss per common and dilutive share,
     continuing operations.......................           (.62)         (.63)         (.91)          (.67)
   Net loss per common and dilutive share,
     discontinuing operations....................           (.08)         (.07)         (.15)          (.14)

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

     1. Financial Statements. The following financial statements, together with the reports of PricewaterhouseCoopers LLP and KPMG LLP are filed as a part of this report:

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

Dated: August 30, 2001


                                                 ORBITAL SCIENCES CORPORATION

                                                 By: /s/ DAVID W. THOMPSON
                                                 -----------------------------
                                                 David W. Thompson
                                                 Chairman of the Board and
                                                 Chief Executive Officer

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

/s/ PricewaterhouseCoopers LLP
McLean, VA
April 16, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Orbital Sciences Corporation:

Under date of February 16, 1999, except as to note 3A, which is as of April 17, 2000, we reported on the consolidated statements of operations, stockholders' equity, and cash flows of Orbital Sciences Corporation and subsidiaries for the year ended December 31, 1998, before the reclassification to reflect Magellan Corporation as a discontinued operation as described in Note 2 to the consolidated financial statements, included in the Company's 2000 annual report on Form 10-K, as amended. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Company's 2000 Form 10-K, as amended, before the reclassification to reflect Magellan Corporation as a discontinued operation as described in Note 2 to the consolidated financial statements. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

In our opinion, such consolidated financial statement schedule (before reclassification), when considered in relation to the basic consolidated financial statements, before the reclassification to reflect Magellan Corporation as a discontinued operation as described in Note 2 to the consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Washington, DC
February 16, 1999, except as to note 3A
which is as of April 17, 2000

                          ORBITAL SCIENCES CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
         FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                              ADDITIONS
                                            ------------------------------------------------------------------------------
                                             BALANCE AT    CHARGED TO         CHARGED/                          BALANCE
                                              START OF      COSTS AND     CREDITED TO OTHER                    AT END OF
               DESCRIPTION                     PERIOD       EXPENSES         ACCOUNTS(1)       DEDUCTIONS(2)   PERIOD(3)
----------------------------------------    ------------  ------------  -------------------  ---------------  ------------
YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful
     accounts...........................     $   18,077     $   4,635         $    794          $  (1,936)    $    21,570
  Allowance for obsolete
     inventory..........................         10,900         6,023            4,161            (12,869)          8,215
  Allowance for unrecoverable
     investments........................          4,886           552           (1,100)                --           4,338
  Deferred income tax valuation
     reserve............................         66,889        27,296               --                 --          94,185
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful
     accounts...........................         21,570         3,733               --             (6,383)         18,920
  Allowance for obsolete
     inventory..........................          8,215         7,969               --             (1,704)         14,480
  Allowance for unrecoverable
     investments........................          4,338            --               --             (4,338)             --
  Deferred income tax valuation
     reserve............................         94,185        56,659               --                 --         150,844
YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful
     accounts...........................         18,920        10,362               --             (4,112)         25,170
  Allowance for obsolete
     inventory..........................         14,480           281               --             (1,970)         12,791
  Deferred income tax valuation
     reserve............................        150,844        63,219               --                 --         214,063

----------

(1) Amounts charged/credited to other accounts represent valuation and qualifying accounts recorded pursuant to purchase business combinations as described in Note 6 to the consolidated financial statements incorporated by reference elsewhere herein, and certain other reclassifications.

(2)  Deductions relate primarily to accounts written off.

(3) Schedule II includes amounts for the company's Magellan business unit which is reported as a discontinued operation in the accompanying financial statements. Magellan balances have been netted against current and non-current assets of discontinued operations as of December 31, 2000 and 1999 in the 2000 financial statements, but have been provided in the appropriate allowance accounts for purposes of this schedule. Reconciliation of the December 31, 2000 and 1999 balances per this schedule to the allowance balances per Notes 7 and 10 of the 2000 Form 10-K follows:

                                                                                             12/31/00          12/31/99
                                                                                             --------          --------
       Allowance for doubtful accounts per this schedule                                   $ 25,170           $ 18,920
       Less Magellan allowance for doubtful accounts                                         (2,543)            (2,963)
                                                                                           --------           --------
       Allowance for doubtful accounts per Note 7 of 2000     Form 10-K                    $ 22,627           $ 15,957
                                                                                           ========           ========

       Allowance for obsolete inventory per this schedule                                  $ 12,791           $ 14,480
       Less Magellan's allowance for obsolete inventory                                      (7,296)            (6,064)
                                                                                           --------           --------
       Allowance for obsolete inventory per Note 7 of 2000 Form 10-K                       $  5,495           $  8,416
                                                                                           ========           ========

       Deferred income tax valuation reserve per this schedule                             $214,063           $150,844
       Less Magellan's deferred income tax valuation reserve                                     --            (32,725)
                                                                                           --------           --------
       Deferred income tax valuation reserve per Note 10 of 2000 Form 10-K                 $214,063           $118,119
                                                                                           ========           ========

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses. All listed exhibits not incorporated by reference were previously filed in connection with the original filing and the first amendment to this Annual Report on Form 10-K for the year ended December 31, 2000, other than those identified as filed herewith in connection with the second amendment thereto.

              EXHIBIT
              NUMBER                                      DESCRIPTION OF EXHIBIT
              -------              ----------------------------------------------------------
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

                                   ended June 30, 1999).
               10.1.3              Amendment No. 3, dated as of July 26, 1999, to the Credit
                                   Agreement (incorporated by reference to Exhibit 10.1.3 to
                                   the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
               10.1.4              Intentionally omitted.
               10.1.5              Amendment No. 5, dated as of September 30, 1999, to the
                                   Credit Agreement (incorporated by reference to Exhibit 10.26 to the company's Current Report on Form 8-K filed on January
                                   7, 2000).
               10.1.6              Amendment No. 6, dated as of December 21, 1999, to the
                                   Credit Agreement (incorporated by reference to Exhibit 10.27 to the company's Current Report on Form 8-K filed on January
                                   7, 2000).
               10.1.7              Amendment No. 7, dated as of February 16, 2000, to the
                                   Credit Agreement (incorporated by reference to Exhibit
                                   10.1.7 to the company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on April 19, 2000).
               10.1.8              Amendment No. 8, dated as of April 13, 2000, to the Credit
                                   Agreement (incorporated by reference to Exhibit 10.1.8 to
                                   the company's Annual Report on Form 10-K for the year ended
                                   December 31, 1999 filed on April 19, 2000).
               10.1.9              Amendment No. 9, dated as of May 31, 2000, to the Credit
                                   Agreement (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter
                                   ended June 30, 2000 filed on August 14, 2000).
              10.1.10              Amendment No. 10, dated as of June 7, 2000, to the Credit
                                   Agreement (incorporated by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the quarter
                                   ended June 30, 2000 filed on August 14, 2000).
              10.1.11              Amendment No. 11, dated as of July 31, 2000, to the Credit
                                   Agreement (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter
                                   ended June 30, 2000 filed on August 14, 2000).
              10.1.12              Amendment No. 12, dated as of November 1, 2000, to the
                                   Credit Agreement (incorporated by reference
                                   to Exhibit 10.1 to the company's Quarterly
                                   Report on Form 10-Q for the quarter ended
                                   September 30, 2000 filed on November 14,
                                   2000).
              10.1.13              Amendment No. 13, dated as of February 23, 2001, to the
                                   Credit Agreement.
              10.1.14              Amendment No. 14 and Waiver, dated as of April 12, 2001, to the Credit Agreement.
                10.2               Note Agreement, dated as of June 14, 1995 between the
                                   company and The Northwestern Mutual Life Insurance Company
                                   (the "NWML Note Agreement") (incorporated by reference to
                                   Exhibit 4.7.1 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
               10.2.1              First Amendment to the NWML Note Agreement,
                                   dated as of June 30, 1995, between the
                                   company and The Northwestern Mutual Life
                                   Insurance Company (incorporated by reference
                                   to the company's Quarterly Report on Form
                                   10-Q for the quarter ended September 30,
                                   1995).
               10.2.2              Second Amendment to the NWML Note Agreement,
                                   dated as of March 15, 1996 (incorporated by
                                   reference to Exhibit 10.2.2 to the company's
                                   Annual Report on Form 10-K for the fiscal
                                   year ended December 31, 1995).
               10.2.3              Third Amendment to NWML Note Agreement, dated
                                   as of July 13, 1996 (incorporated by
                                   reference to Exhibit 10.2 to the company's
                                   Quarterly Report on Form 10-Q for the quarter
                                   ended June 30, 1996).
               10.2.4              Fourth Amendment to NWML Note Agreement,
                                   dated as of March 31, 1997 (incorporated by
                                   reference to Exhibit 10.2.4 to the company's
                                   Quarterly Report on Form 10-Q for the quarter
                                   ended March 31, 1997).
               10.2.5              Fifth Amendment to NWML Note Agreement, dated
                                   as of December 23, 1997 (incorporated by
                                   reference to Exhibit 10.2.5 to the company's
                                   Annual Report on Form 10-K for the fiscal
                                   year ended December 31, 1997).
               10.2.6              Sixth Amendment to NWML Note Agreement, dated
                                   as of August 14, 1998 (incorporated by
                                   reference to Exhibit 10.2.6 to the company's
                                   Quarterly Report on Form 10-Q for the quarter
                                   ended September 30, 1998).
               10.2.7              Seventh Amendment to NWML Note Agreement,
                                   dated as of May 27, 1999 (incorporated by
                                   reference to Exhibit 10.2.7 to the

                                   company's Quarterly Report on Form 10-Q for the quarter
                                   ended June 30, 1999).
               10.2.8              Eighth Amendment to NWML Note Agreement,
                                   dated as of December 21, 1999 (incorporated
                                   by reference to Exhibit 10.30 to the
                                   company's Current Report on Form 8-K filed on
                                   January 7, 2000).
               10.2.9              Ninth Amendment to NWML Note Agreement, dated
                                   as of January 31, 2000 (incorporated by
                                   reference to Exhibit 10.2.9 to the company's
                                   Annual Report on Form 10-K filed on April 19,
                                   2000).
              10.2.10              Tenth Amendment to NWML Note Agreement, dated
                                   as of February 22, 2000 (incorporated by
                                   reference to Exhibit 10.2.10 to the company's
                                   Annual Report on Form 10-K filed on April 29,
                                   2000).
              10.2.11              Eleventh Amendment to NWML Note Agreement, dated as of April
                                   12, 2000.
              10.2.12              Twelfth Amendment to NWML Note Agreement, dated as of
                                   January 17, 2001.
                10.3               364-Day Senior Credit Agreement dated as of February 23,
                                   2001 among the company, the banks listed therein and Morgan
                                   Guaranty Trust Company of New York, as Administrative Agent
                                   and as Collateral Agent (the "364-Day Senior Credit
                                   Agreement").
               10.3.1              Amendment No. 1 and Waiver, dated as of April 12, 2001, to the 364-Day Senior Credit Agreement.
                10.4               Third Amended and Restated Security Agreement, dated as of
                                   February 23, 2001, among the company, Morgan Guaranty Trust
                                   Company of New York, as Collateral Agent, and Bank of
                                   America, N.A., as Designated Lockbox Bank.
                10.5               Bank Agreement between MacDonald, Dettwiler and Associates
                                   Ltd. and Royal Bank of Canada dated April 20, 2000
                                   (incorporated by reference to Exhibit 10.4 to the company's
                                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                                   2000 filed on August 14, 2000).
                10.6               Orbital Sciences Corporation 1990 Stock Option Plan,
                                   restated as of April 27, 1995 (incorporated by reference to
                                   Exhibit 10.5.1 to the company's Quarterly Report on Form
                                   10-Q for the quarter ended June 30, 1995).*
                10.7               Orbital Sciences Corporation 1990 Stock Option Plan for
                                   Non-Employee Directors, restated as of April 27, 1995
                                   (incorporated by reference 10.7 to Exhibit 10.5.2 to the
                                   company's Quarterly Report on Form 10-Q for the quarter
                                   ended June 30, 1995).*
                10.8               MacDonald Dettwiler and Associates Ltd. 1999 Stock Option
                                   and Incentive Plan (incorporated by reference to Exhibit
                                   10.4 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000).*
                10.9               Orbital Sciences Corporation 1995 Deferred Compensation Plan
                                   (incorporated by reference to Exhibit 10.9 to the company's
                                   Annual Report on Form 10-K for the fiscal year ended
                                   December 31, 1995).*
               10.10               Magellan Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).*
               10.11               Orbital Imaging Corporation 1996 Stock Option Plan
                                   (incorporated by reference to Exhibit 10.11 to the company's
                                   Annual Report on Form 10-K for the fiscal year ended
                                   December 31, 1996).*
               10.12               Performance Share Agreement dated July 21, 1999 between the company and Mr. D. W. Thompson (incorporated by reference to
                                   Exhibit 10.12.3 to the company's Quarterly Report on Form
                                   10-Q for the quarter ended September 30, 1999).*
              10.12.1              Performance Share Agreement between the
                                   company and James R. Thompson dated July 21,
                                   1999 (incorporated by reference to Exhibit
                                   10.12.4 to the company's Quarterly Report on
                                   Form 10-Q for the quarter ended September 30,
                                   1999).*
              10.12.2              Performance Share Agreement between the
                                   company and Garrett E. Pierce dated August 9,
                                   2000 (incorporated by reference to Exhibit
                                   10.5 to the company's Quarterly Report on
                                   Form 10-Q for the quarter ended September 30,
                                   2000 filed on November 14, 2000).*
               10.13               Executive Employment Agreement dated as of August 9,2000 by and between the company and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company's Quarterly
                                   Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000).*
               10.14               Executive Employment and Change of Control Agreement dated as of August 9,2000 by and between the company and Garrett
                                   E. Pierce (incorporated by reference to Exhibit 10.4 to the company's Quarterly Report on Form 10-Q for the quarter
                                   ended September 30, 2000 filed on November 14, 2000).*
               10.15               Agreement between Robert D. Strain and the company dated
                                   July 7, 2000.*
               10.16               Agreement between Robert D. Strain and the company dated
                                   January 29, 2001.*
               10.17               Intentionally omitted.
               10.18               Amended and Restated Orbital Sciences Corporation 1997 Stock
                                   Option and Incentive Plan (incorporated by reference to
                                   Exhibit 10.18 to the company's Annual Report on Form 10-K
                                   for the fiscal year ended December 31, 1998).
               10.19               Promissory Note dated June 27, 1997 from the company payable to the order of General Electric Capital Corporation
                                   ("GECC") (incorporated by reference to Exhibit 10.19 to the company's Annual Report on Form 10-K for the fiscal year
                                   ended December 31, 1997).
               10.20               Aircraft Security Agreement dated as of June 27, 1997 from the company to GECC (incorporated by reference to Exhibit
                                   10.20 to the company's Annual Report on Form 10-K for the
                                   fiscal year ended December 31, 1997).
               10.21               1998 Magellan Stock Option Plan (incorporated by reference to Exhibit 10.21 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
               10.22               Intentionally omitted.
               10.23               Form of 1998 Indemnification Agreement (incorporated by
                                   reference to Exhibit 10.23 to the company's Annual Report on
                                   Form 10-K for the fiscal year ended December 31, 1998).*
               10.24               Form of 1998 Executive Employment Agreement (incorporated by reference to Exhibit 10.24 to the company's Annual Report on
                                   Form 10-K for the fiscal year ended December 31, 1998).*
               10.25               Amended and Restated Pledge Agreement dated as of February
                                   23, 2001 among the company, certain of its subsidiaries and
                                   Morgan Guaranty Trust Company of New York, as collateral
                                   agent.
               10.26               Exchange and Registration Agreement, dated as of December
                                   22, 1999, among the company and the investors identified
                                   therein (incorporated by reference to Exhibit 10.25 to the company's Current Report on Form 8-K filed on January 7,
                                   2000).
               10.27               Agreement and Plan of Merger, dated as of May 25, 2001, by and among the company, Magellan Corporation, Thales North America,
                                   Inc. and Thomson--CSF Electronics, Inc. (incorporated
                                   by reference to Exhibit 10.1 to the company's Quarterly
                                   Report on Form 10-Q for the fiscal quarter ended June
                                   30, 2001 filed on August 14, 2001).
               10.28               Purchase Agreement, dated as of May 25, 2001, by and among the company,
                                   Orbital Navigation Corporation and Thales North
                                   America, Inc. (incorporated by reference to Exhibit
                                   10.2 to the company's Quarterly Report on Form 10-Q for
                                   the fiscal quarter ended June 30, 2001 filed on August
                                   14, 2001).
               10.29               Purchase Agreement, dated April 12, 2001, by and among the company and CAI Capital Partners and Company II, L.P., CAI
                                   Capital Partners and Company II-C, L.P., CAI Partners
                                   and Company II, L.P., 597858 B.C. Ltd., the Ontario
                                   Teachers' Pension Plan Board and MDA Holdings
                                   Corporation (incorporated by reference to Exhibit 10.3
                                   to the company's Quarterly Report on Form 10-Q for the
                                   fiscal quarter ended June 30, 2001 filed on August 14,
                                   2001).
               10.30               Amended and Restated Option Agreement, dated May 30, 2001, by and among CAI Capital Partners and Company II, L.P.,
                                   CAI Capital Partners and Company II-C, L.P., CAI
                                   Partners and Company II, L.P., 597858 B.C. Ltd., and
                                   MDA Holdings Corporation (incorporated by reference to
                                   Exhibit 10.4 to the company's Quarterly Report on Form
                                   10-Q for the fiscal quarter ended June 30, 2001 filed
                                   on August 14, 2001).
               10.31               Amended and Restated Registration Rights Agreement, dated as of May 30, 2001, by and among the company and CAI
                                   Capital Partners and Company II, L.P., CAI Capital
                                   Partners and Company II-C, L.P., CAI Partners and
                                   Company II, L.P., CAI Managers & Co., L.P., 597858 B.C.
                                   Ltd., the Ontario Teachers' Pension Plan Board,
                                   MacDonald, Dettwiler and Associates Ltd., and MDA
                                   Holdings Corporation (incorporated by reference to
                                   Exhibit 10.5 to the company's Quarterly Report on Form
                                   10-Q for the fiscal quarter ended June 30, 2001 filed
                                   on August 14, 2001).
                  21               Subsidiaries of the Company (incorporated by reference to
                                   Exhibit 21 to the company's Annual
                                   Report on Form 10-K for the year ended December 31, 1999 filed on April 19, 2000).
                23.1               Consent of PricewaterhouseCoopers LLP (transmitted herewith).
               23.2.1              Consent of KPMG LLP regarding the Company (transmitted

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

----------

    -    Management Contract or Compensatory Plan or Arrangement.