Form 10-Q
period 2001-09-30
ORBITAL SCIENCES CORP /DE/
filed 2001-11-09
CIK 820736

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                            For the quarter ended

                              SEPTEMBER 30, 2001


                         ORBITAL SCIENCES CORPORATION


                        Commission file number 1-14279
                        ------------------------------


                DELAWARE                                            06-1209561
------------------------------------------               ----------------------------------
        (State of Incorporation)                            (IRS Identification number)

        21839 ATLANTIC BOULEVARD
         DULLES, VIRGINIA 20166                                   (703) 406-5000
------------------------------------------               ----------------------------------
(Address of principal executive offices)                        (Telephone number)

        21700 ATLANTIC BOULEVARD
         DULLES, VIRGINIA 20166
------------------------------------------
 (Former address, if changed since last
  report, of principal executive offices)




The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

As of November 7, 2001, 39,393,526 shares of the registrant's common stock were outstanding.

PART 1
                            FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         ORBITAL SCIENCES CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                            2001             2000
                                                                         ------------    -------------
                                                                         (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                              $   32,564      $   45,076
  Restricted cash and short-term investments, at market                      12,188           6,973
  Receivables, net                                                          143,986          88,188
  Inventories, net                                                           39,328          52,751
  Other current assets                                                        5,017           5,167
                                                                         ------------    -------------
  TOTAL CURRENT ASSETS                                                      233,083         198,155
                                                                         ------------    -------------
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS, NET                               --         121,401
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated depreciation
  and amortization of $82,814 and $79,362, respectively                      90,437          94,088
GOODWILL, less accumulated amortization of $37,718 and $33,375,
respectively                                                                110,544         114,760
OTHER NON-CURRENT ASSETS                                                     11,019           8,049
                                                                         ------------    -------------
    TOTAL ASSETS                                                         $  445,083      $  536,453
                                                                         ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term obligations     $    4,345      $  134,796
  Accounts payable and accrued expenses                                     162,322         150,665
  Net current liabilities of discontinued operations                             --          10,236
  Deferred revenues                                                          23,127          66,432
                                                                         ------------    -------------
  TOTAL CURRENT LIABILITIES                                                 189,794         362,129
                                                                         ------------    -------------
LONG-TERM OBLIGATIONS, net of current portion                               105,211         108,291
OTHER NON-CURRENT LIABILITIES                                                 3,965             582

ALLOCATED LOSSES OF AFFILIATE IN EXCESS OF COST OF INVESTMENT                40,181          21,300

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01; 10,000,000 shares authorized,
   none outstanding                                                              --              --
  Common Stock, par value $.01; 80,000,000 shares authorized,
   38,558,029 and 37,729,476 shares outstanding, respectively                   386             377
  Additional paid-in capital                                                519,460         515,462
  Accumulated other comprehensive loss                                           --          (7,152)
  Accumulated deficit                                                      (413,914)       (464,536)
                                                                         ------------    -------------
  TOTAL STOCKHOLDERS' EQUITY                                                105,932          44,151
                                                                         ------------    -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  445,083      $  536,453
                                                                         ============    =============

See accompanying notes to condensed consolidated financial statements.

                         ORBITAL SCIENCES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             FOR THE QUARTER ENDED
                                                                                 SEPTEMBER 30,
                                                                           ---------------------------
                                                                              2001           2000
                                                                           -----------    ------------


REVENUES                                                                   $  91,008      $  80,073
Costs of goods sold                                                           78,816         84,973
                                                                           -----------    ------------
GROSS PROFIT                                                                  12,192         (4,900)

Research and development expenses                                              2,060          2,690
Selling, general and administrative expenses                                  25,549         18,871
Amortization of goodwill                                                       1,503          1,449
Provision for doubtful ORBCOMM accounts                                         --           54,750
                                                                           -----------    ------------
LOSS FROM OPERATIONS                                                         (16,920)       (82,660)

Other income (expense), net                                                    3,683            (27)
Interest expense, net of capitalized interest                                 (3,041)        (8,413)
Allocated share of losses of affiliates                                         --          (51,039)
                                                                           -----------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                       (16,278)      (142,139)


Provision for income taxes                                                      --            9,886
                                                                           -----------    ------------

LOSS FROM CONTINUING OPERATIONS                                              (16,278)       (152,025)

Income from discontinued operations                                           21,895          30,703
                                                                           -----------    ------------
NET INCOME (LOSS)                                                          $   5,617      $ (121,322)
                                                                           ===========    ============

NET INCOME (LOSS) PER COMMON AND DILUTIVE SHARE:

  Loss from continuing operations                                          $    (0.42)    $    (4.05)
  Income from discontinued operations                                            0.57           0.82
                                                                           -----------    ------------
  Net income (loss)                                                        $     0.15     $    (3.23)
                                                                           ===========    ============

Shares used in computing per share amounts                                 38,498,390     37,518,656
                                                                           ===========    ============





See accompanying notes to condensed consolidated financial statements.

                         ORBITAL SCIENCES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           ---------------------------
                                                                              2001           2000
                                                                           -----------    ------------


REVENUES                                                                   $  294,386     $  312,657
Costs of goods sold                                                           264,949        289,932
                                                                           -----------    ------------
GROSS PROFIT                                                                   29,437         22,725

Research and development expenses                                               6,281          7,520
Selling, general and administrative expenses                                   48,561         46,766
Amortization of goodwill                                                        4,519          4,348
Provision for doubtful ORBCOMM accounts                                           --          54,750
                                                                           -----------    ------------
LOSS FROM OPERATIONS                                                          (29,924)       (90,659)

Other income (expense), net                                                     4,663          2,390
Interest expense, net of capitalized interest                                 (18,851)       (18,633)
Allocated share of losses of affiliates                                       (19,995)       (94,290)
Litigation settlement                                                             --         (11,500)
                                                                           -----------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                        (64,107)      (212,692)

Provision for income taxes                                                        --           9,886
                                                                           -----------    ------------

LOSS FROM CONTINUING OPERATIONS                                               (64,107)      (222,578)
Income from discontinued operations                                           114,729         32,602
                                                                           -----------    ------------
NET INCOME (LOSS)                                                          $   50,622     $ (189,976)
                                                                           ===========    ============

NET INCOME (LOSS) PER COMMON AND DILUTIVE SHARE:
  Loss from continuing operations                                          $    (1.68)    $    (5.94)
  Income from discontinued operations                                            3.01           0.87
                                                                           -----------    ------------
  Net income (loss)                                                        $     1.33     $    (5.07)
                                                                           ===========    ============


Shares used in computing per share amounts                                 38,064,476     37,445,408
                                                                           ===========    ============









See accompanying notes to condensed consolidated financial statements.

                         ORBITAL SCIENCES CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN THOUSANDS)


                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           ---------------------------
                                                                              2001           2000
                                                                           -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                        $  50,622      $ (189,976)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Income from discontinued operations                                     (114,729)        (32,602)
    Depreciation and amortization expenses                                    17,044          17,090
    Allocated share of losses of affiliates                                   19,995          94,290
    Provision for doubtful ORBCOMM accounts                                       --          54,750
    Changes in assets and liabilities, and other                             (78,545)         52,192
                                                                           -----------    ------------
      Net cash provided by (used in) continuing operations                  (105,613)         (4,256)
      Net cash provided by (used in) discontinued operations                  (8,680)         19,307
                                                                           -----------    ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (114,293)         15,051
                                                                           -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (9,293)        (20,731)
    Investments in and advances to affiliates                                     --           1,025
    Net cash provided by discontinued operations                             248,111          11,084
                                                                           -----------    ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    238,818          (8,622)
                                                                           -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net short-term borrowings (repayments)                                    (8,145)          1,944
    Principal payments on long-term obligations                             (155,457)        (24,346)
    Net proceeds from issuances of long-term obligations                      30,000              --
    Repayment to joint venture partner                                            --         (28,418)
    Net proceeds from issuances of common stock                                1,015           1,054
    Net cash used in discontinued operations                                  (4,450)         (8,122)
                                                                           -----------    ------------
      NET CASH USED IN FINANCING ACTIVITIES                                 (137,037)        (57,888)
                                                                           -----------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                     --            2,113
                                                                           -----------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (12,512)        (49,346)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                45,076          53,215
                                                                           -----------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  32,564      $    3,869
                                                                           ===========    ============




See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

(1)     BASIS OF PRESENTATION AND LIQUIDITY

Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, is a space technology company that designs, manufactures, operates and markets a broad range of affordable space systems, including launch vehicles, satellites and related space systems and electronic systems.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the company reported losses from operations for the past several years and incurred net losses from continuing operations for the quarter and nine months ended September 30, 2001, and expects to incur a net loss from continuing operations for the year ending December 31, 2001. As of September 30, 2001, the company had $32.6 million of unrestricted cash and cash equivalents. The company's accumulated deficit was $413.9 million as of September 30, 2001. The company completed the sales of certain non-core assets, as discussed in Note 3, primarily to reduce debt and to provide liquidity for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

The company's liquidity has been, and continues to be, constrained. To meet the company's capital and operating requirements, the company sold its interests in four businesses in 2001, as discussed in Note 3. Management has also commenced restructuring business operations by consolidating operations and related systems, and work force reductions. The company also intends to raise additional debt and/or equity capital and refinance existing debt obligations, and has commenced efforts to replace the company's primary credit facility that was paid off in the third quarter. The company is also considering the sale of additional non-core assets. Management expects this strategy will generate sufficient liquidity to satisfy the company's obligations; however, the company's ability to continue as a going concern is contingent upon the company's successful implementation of the foregoing strategy on a timely basis.

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

Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

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

(3)     DISCONTINUED OPERATIONS

In September 2001, the company sold its Pomona, California-based sensors systems division ("Sensors"), which designs, manufactures and supports sophisticated sensors and analytical instruments for defense, space and industrial applications, to the Hamilton Sundstrand unit of United Technologies Corporation. The proceeds from the sale were $19 million before transaction fees and expenses and resulted in a gain on the sale of $8.0 million, subject to certain post-closing adjustments. Sensors and the company's Fairchild Defense electronics business unit ("Fairchild") that was sold in October 2000 comprised a segment of the company's business that has now been discontinued. As a result, the assets and liabilities of Sensors as of December 31, 2000 and results of operations related to Sensors for the current and all prior periods (including the gain on sale of Sensors in the third quarter of 2001), and the results of operations of Fairchild for prior periods, have been reported in the accompanying financial statements as discontinued operations.

In the second and third quarters of 2001, Orbital's wholly owned subsidiary, MDA Holdings Corporation ("MDA Holdings"), sold 16.35 million and 1.65 million, respectively, of its MacDonald Dettwiler and Associates Ltd. ("MDA") shares, representing the company's entire interest in MDA. The company received gross proceeds of $169.2 million before transaction fees and expenses, and recorded a $97.5 million gain in the second quarter of 2001 and a $13.6 million gain in the third quarter of 2001. MDA's assets and liabilities as of December 31, 2000, and the results of operations related to MDA for the current and all prior periods (including the gain on sale of MDA shares in the second and third quarters of 2001 and the $30 million gain on sale of MDA shares in the third quarter of 2000 as a result of MDA's public offering), have been reported in the accompanying financial statements as discontinued operations. An unrealized gain of $18.7 million related to the 1.65 million shares of MDA was included in comprehensive income in the second quarter of 2001 and was reversed in the third quarter of 2001 when the remaining shares were sold and the gain was realized.

On July 13, 2001, subsidiaries of Thales, S.A. acquired the company's majority owned subsidiary Magellan Corporation ("Magellan") and purchased the company's 60% ownership interest in Navigation Solutions LLC ("NavSol") for $70 million. At closing, after allocating $4.5 million of the proceeds to Magellan's minority stockholders, the company received gross proceeds of $65.5 million before transaction fees and expenses. The assets and liabilities and results of operations related to these businesses have been reported in the accompanying financial statements as discontinued operations for the current and all prior periods presented. The company recorded a $33.0 million accrual in the fourth quarter of 2000 for the estimated loss on disposals of Magellan and NavSol, including a provision of $4.5 million for the estimated losses from operations during the 2001 phase-out period. Magellan's and NavSol's actual losses for the phase-out period exceeded the original estimates by $3.2 million, resulting in an additional loss provision in the second quarter of 2001. The fees and expenses associated with closing the sale of Magellan and NavSol exceeded the original estimates resulting in an additional $4.4 million loss on the sale of these businesses recorded in 2001.

The following table presents the components of income from discontinued operations:


                                                  QUARTER ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                             -------------------------  ----------------------
                                                  2001        2000       2001          2000
                                                  ----        ----       ----          ----
                                                               (IN THOUSANDS)

Income (loss) from discontinued operations      $   (335)   $    (21)  $   (156)  $    1,878
Gain on disposal, net                             22,230      30,724    114,885       30,724
                                                --------    --------   --------   ----------
Income from discontinued operations             $ 21,895    $ 30,703   $114,729   $   32,602
                                                ========    ========   ========   ==========


The following table summarizes the operating results of discontinued operations:




                                                   QUARTER ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                              ------------------------    ----------------------
                                                    2001        2000         2001      2000
                                                    ----        ----         ----      ----
                                                                (IN THOUSANDS)

Revenues                                           $7,278   $127,979     $188,615    $350,411
Net income (loss) (a)                                (335)       (21)      (4,629)      1,878

(a) As noted above, a $4.5 million accrual was made in the fourth quarter of 2000 for Magellan's and NavSol's estimated losses from operations during the 2001 phase-out period. Magellan's and NavSol's actual losses for the phase-out period exceeded the original estimates by $3.2 million, resulting in an additional loss provision in the second quarter of 2001.

The company reclassified its consolidated statements of operations for the quarter and nine months ended September 30, 2000 and cash flows for the nine months ended September 30, 2000 to reflect the results of operations and cash flows related to Sensors, Fairchild, Magellan, NavSol and MDA as discontinued operations.

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

(5)     INDUSTRY SEGMENT INFORMATION

Orbital designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems and (iii) electronic systems. Reportable segments are generally organized based upon product lines. All other activities of the company are reported in the corporate and other segment, which includes certain general and administrative expenses of corporate finance, legal, administrative and general management functions. The company's investment in, as well as its share of the income or loss of ORBCOMM Global, L.P. ("ORBCOMM") (for 2000) and Orbital Imaging Corporation ("ORBIMAGE") are also included in corporate and other.

In 2001, the company recast the composition of certain reportable segments as a result of a new reporting approach and as a result of Fairchild, Sensors, Magellan, NavSol and MDA being reported as discontinued operations. In addition, goodwill and other intangible assets and the related amortization expense were transferred from corporate and other to the applicable business segments as of January 1, 2001. The corresponding segment information as of December 31, 2000 and for the quarter and nine months ended September 30, 2000 has been revised to conform to the new presentation.

The following table presents operating information for the quarter and nine months ended September 30, 2001 and 2000 and identifiable assets at September 30, 2001 and December 31, 2000 by reportable segment. Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. There were no significant sales or transfers between segments.

                                                   QUARTER ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                              ------------------------    ----------------------
                                                  2001       2000          2001       2000
                                                  ----       ----          ----       ----
                                                               (In thousands)
LAUNCH VEHICLES AND ADVANCED PROGRAMS:
   Revenues                                    $   26,527  $  27,112   $  92,643   $ 103,880
   Operating income (loss) (1)                        574     (1,191)      7,621       7,416
   Identifiable assets                            110,220    115,297     110,220     115,297
   Capital expenditures                                97      1,420         775       2,690
   Depreciation and amortization                    1,875      2,201       5,772       6,489
SATELLITES AND RELATED SPACE SYSTEMS:
   Revenues                                    $   48,179  $  40,327   $ 157,648   $ 178,080
   Operating income (loss) (1)                     (3,686)   (33,982)    (18,598)    (37,895)
   Identifiable assets                            176,497    144,224     176,497     144,224
   Capital expenditures                             1,058      2,155       5,110       6,302
   Depreciation and amortization                    2,350      2,296       6,808       6,993
ELECTRONIC SYSTEMS:
   Revenues                                    $   17,172  $  15,384   $  47,192   $  43,990
   Operating income (loss) (1)                        735     (7,058)      1,292      (9,735)
   Identifiable assets                             67,786     55,697      67,786      55,697
   Capital expenditures                                55        193         325         596
   Depreciation and amortization                      533        561       1,600       1,693
CORPORATE AND OTHER:
   Revenues                                    $     (870) $  (2,750)  $  (3,097)  $ (13,293)
   Operating income (loss) (1)                    (14,543)   (40,429)    (20,239)    (50,445)
   Allocated share of losses of affiliates             --    (51,039)    (19,995)    (94,290)
   Identifiable assets                             90,580    221,235      90,580     221,235
   Capital expenditures                               933      1,894       3,083      11,143
   Depreciation and amortization                      980        694       2,864       1,915
CONSOLIDATED:
   Revenues                                    $   91,008  $  80,073   $ 294,386   $ 312,657
   Operating income (loss) (1)                    (16,920)   (82,660)    (29,924)    (90,659)
   Allocated share of losses of affiliates             --    (51,039)    (19,995)    (94,290)
   Identifiable assets                            445,083    536,453     445,083     536,453
   Capital expenditures                             2,143      5,662       9,293      20,731
   Depreciation and amortization                    5,738      5,752      17,044      17,090

(1) In the third quarter of 2000, the company recorded a $54,750,000 provision for doubtful ORBCOMM accounts that negatively impacted operating income for the three and nine months ended September 30, 2000 as follows (in thousands):

         Launch Vehicles and Advanced Programs                            $ 3,730
         Satellites and Related Space Systems                              19,321
         Electronic Systems                                                 2,236
         Corporate and Other                                               29,463
                                                                           ------
         CONSOLIDATED                                                     $54,750
                                                                          =======

(6)     EARNINGS PER SHARE

Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. In periods of losses from continuing operations, fully diluted per-share losses are the same as basic losses per share disclosed in the accompanying condensed consolidated statements of operations. If the company had reported income from continuing operations, the number of shares used in calculating dilutive earnings per share would have been 42,069,856 and 41,737,878, respectively, for the quarter and nine months ended September 30, 2001 and 41,115,013 and 41,129,790, respectively, for the quarter and nine months ended September 30, 2000.

(7)     COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and associated differences are as follows:

                                             QUARTER ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                             -------------             -------------
                                          2001        2000          2001            2000
                                          ----        ----          ----            ----
                                                      (IN THOUSANDS)
 Differences between net income
    (loss), as reported, and
    comprehensive loss:
 Net income (loss), as reported       $    5,617   $  (121,322)     $   50,622   $(189,976)
 Translation adjustments                      --        (2,059)          7,487      (3,308)
 Unrealized gains on investments         (18,300)        1,784            (335)      1,381
                                      -----------  ------------     -----------  ----------
      Comprehensive income (loss)     $  (12,683)  $  (121,597)     $   57,774   $(191,903)
                                      ===========  ============     ===========  ==========

 Accumulated differences between
    net income (loss), as
    reported, and comprehensive
    loss:
 Beginning of period                  $   18,300   $    (6,811)     $   (7,152)  $  (5,159)
 Translation adjustments                      --        (2,059)          7,487      (3,308)
 Unrealized gains on investments         (18,300)        1,784            (335)      1,381
                                      -----------  ------------     -----------  ----------
      End of period                   $       --   $    (7,086)     $      --    $  (7,086)
                                      ===========  ============     ===========  ==========


(8)     INVESTMENTS IN AND TRANSACTIONS WITH ORBCOMM

During 2000, Orbital owned a limited partnership interest in ORBCOMM and accounted for this investment using the equity method of accounting in the first half of 2000. In September 2000, ORBCOMM and its subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Federal Bankruptcy Code. As a result, Orbital recorded non-cash charges totalling $113.1 million in 2000 to fully write off its investment in ORBCOMM and to write down ORBCOMM-related receivables and related inventory to their estimated recoverable value of $0.2 million and $12.9 million, respectively. Although management believes that these write-offs are sufficient to cover the company's current exposure, such reserves do not include any additional charges that might result should any disputes, litigation or unforeseen contingencies related to ORBCOMM arise. Orbital discontinued recognizing ORBCOMM equity losses in the second half of 2000.

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

On April 23, 2001, immediately following approval of such sale by the United States Bankruptcy Court for the District of Delaware, ORBCOMM sold a majority of its assets to a newly formed acquisition entity called OGLP Acquisition Sub LLC ("OGLP Acquisition"). In conjunction with the acquisition, ORBCOMM, Teleglobe Holdings Corporation, OGLP Acquisition, ORBCOMM's unsecured creditors' committee, the holders of more than $90 million in principal amount of ORBCOMM's senior notes, Orbital's subsidiary Orbital Communications Corporation ("OCC"), and Orbital entered into an agreement providing for a consensual liquidating plan of reorganization for ORBCOMM. Under the liquidating plan, the company would contribute shares of its common stock having a market value of $6.5 million (subject to a floor price of $3.75 per share and a ceiling price of $6.50 per share) and would release claims against ORBCOMM for amounts owed to Orbital under ORBCOMM's satellite procurement agreements, all of which amounts were written off in 2000 due to uncollectibility. Upon consummation of the proposed liquidating plan, the company would receive an approximately 40% equity interest in OGLP Acquisition. Also under the liquidating plan, Orbital would receive releases from the ORBCOMM estate, including releases of potential preference claims totalling approximately $57 million and OCC would receive a release from the holders of at least a majority in principal amount of ORBCOMM's senior notes. As required by the terms of the proposed liquidating plan, in conjunction with the acquisition of ORBCOMM's assets, OCC entered into an asset purchase agreement with OGLP Acquisition and OGLP Acquisition Sub II Corp., a wholly owned subsidiary of OGLP Acquisition, pursuant to which OCC has agreed to transfer to OGLP Acquisition Sub II Corp., subject to fulfillment of certain conditions, the Federal Communications Commission licenses relating to the ORBCOMM System. There can be no assurance that the plan will be consummated; if it is not consummated, Orbital expects that ORBCOMM's reorganization proceeding would be converted to a Chapter 7 liquidation proceeding.

The Bankruptcy Court is scheduled to hold a hearing on confirmation of the proposed liquidating plan on November 15, 2001.

(9)      INVESTMENTS IN AND TRANSACTIONS WITH ORBIMAGE

In March 2001, ORBIMAGE defaulted on its interest payment obligations under its $225,000,000 Senior Notes due 2005 ("Senior Notes"). The Senior Notes are non-recourse to Orbital. On September 19, 2001, ORBIMAGE, certain of its major common and preferred shareholders, including Orbital, and an Informal Committee representing the holders of approximately half of its Senior Notes, entered into a non-binding agreement in principle (the "Agreement in Principle") to proceed with a financial restructuring designed to strengthen ORBIMAGE's financial condition. ORBIMAGE has announced that in the fourth quarter of 2001 it will file a petition for reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code with a "prearranged" plan of reorganization based upon the Agreement in Principle.

Under the Agreement in Principle, Orbital agreed to pay $5 million in cash to ORBIMAGE in satisfaction of launch delay penalties, all of which has been paid as of October 31, 2001. The Agreement in Principle also provides that Orbital will defer up to $8.6 million of amounts otherwise payable by ORBIMAGE under its procurement and administrative services agreements with Orbital, and that Orbital will provide up to $3.6 million in debtor-in-possession funding subsequent to ORBIMAGE's Chapter 11 filing, subject to certain conditions. If the restructuring is successfully completed, then the launch delay penalty payments would be converted into subordinated convertible notes, and Orbital would receive new secured notes in exchange for the deferred amounts and other funding described above.

The Agreement in Principle and ORBIMAGE's restructuring are subject to various conditions, including the receipt by ORBIMAGE of certain third-party financing. There can be no assurances that the Agreement in Principle and the restructuring will be consummated.

Through June 30, 2001, the company had recognized 100% of ORBIMAGE's losses, including preferred stock dividends. As of June 30, 2001, recognized losses exceeded the company's investment in ORBIMAGE by $40.2 million and such amount is reported as a credit in the consolidated balance sheet. While Orbital is not legally obligated for the liabilities of ORBIMAGE, the company recognized such additional losses because of its 100% common stock ownership and previous intentions regarding potential funding of ORBIMAGE.

As a result of the further deterioration of ORBIMAGE's financial position and the anticipated financial restructuring, Orbital has determined that it will not provide any future funding to ORBIMAGE beyond that contemplated by the Agreement in Principle, and if the restructuring contemplated by such agreement is not completed, then Orbital would abandon its investment in ORBIMAGE. Furthermore, the company has determined that the recognized losses exceed any conceivable future funding or investment that Orbital would provide to ORBIMAGE. Accordingly, the company ceased recognizing ORBIMAGE losses as of July 1, 2001.

On September 21, 2001, Orbital's Taurus rocket, which was carrying the OrbView-4 satellite for ORBIMAGE, did not achieve the mission's intended orbit and the satellite was lost. Through the date of the launch, the company had recorded inventory of approximately $16 million with respect to the OrbView-4 satellite, net of payments received from ORBIMAGE and contract losses recognized. The company anticipates that it will recover approximately $12 million of this amount through insurance proceeds, and the remaining amount is due from ORBIMAGE. Although Orbital would receive secured notes receivable for this amount per the Agreement in Principle, given ORBIMAGE's current financial condition, there is no assurance that the company will be able to recover this amount. Accordingly, the company recorded a $4.3 million provision in the third quarter of 2001 to write down this asset.

The company is also building ORBIMAGE's OrbView-3 satellite and the related launch vehicle. The company continues to account for the OrbView-3 program using the completed contract method. At September 30, 2001, the company had recorded inventory of $2.1 million with respect to the OrbView-3 program, net of payments received from ORBIMAGE and contract losses recognized. The company continues to retain title to the OrbView-3 inventory and believes that such costs are fully recoverable. In the future, the company may be required to write off such costs, including amounts capitalized in subsequent periods, in the event that ORBIMAGE's restructuring is not successful and the company is not otherwise able to recover the recorded amount of costs in inventory.

(10)     DEBT OBLIGATIONS

During the third quarter of 2001, the company permanently reduced to zero the outstanding balance under the company's primary credit facility using $50 million of the proceeds from the sale of businesses. No additional borrowings are available under the facility. The company has commenced efforts to replace the facility.

(11)     COMMITMENTS AND CONTINGENCIES

LITIGATION

In the first quarter of 2000, PT Media Citra Indostar, an Indonesian company ("PT-MCI"), commenced arbitration seeking a refund of $163 million PT-MCI asserts it paid in connection with a communications satellite constructed by CTA Incorporated ("CTA") under a contract that was assigned to Orbital in connection with its 1997 acquisition of CTA. PT-MCI's allegations include fraud and multiple breaches of contract. The company's claims against PT-MCI for unpaid invoices in the approximate amount of $14 million are also part of the arbitration proceedings. In addition, under the terms of the CTA acquisition, Orbital believes it is entitled to indemnification from CTA for all or a part of any damages arising from the PT-MCI litigation and that CTA retains liability for certain fraud claims being made by PT-MCI. The company believes that the allegations in the foregoing legal proceeding are without merit and intends to vigorously defend against the allegations. The eventual outcome of the foregoing legal matter, however, is uncertain and could have a material adverse impact on the company's results of operations and financial condition.

The company is party to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, it is not probable that the outcome of such legal matters will have a material adverse effect on the company's results of operations or financial condition.

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

Since 1996, Orbital had been developing, constructing and testing several X-34 reusable rocketplanes under a contract with the National Aeronautics and Space Administration ("NASA"). NASA terminated this contract for convenience in March 2001. The company wrote down X-34-related property, plant and equipment, and accounts receivable to their estimated realizable values in the fourth quarter of 2000. The company has submitted settlement proposals seeking recovery from NASA of its uncompensated costs associated with the X-34 contract, including costs associated with modifications made to the company's L-1011 aircraft to accommodate the X-34, as well as other termination and settlement costs. There can be no assurance that the company will recover all or most of its costs from NASA under the final settlement. However, in August 2001 Orbital received a $10 million provisional payment from NASA, the majority of which was applied to unpaid contract receivables. All remaining X-34 related receivables and assets have been fully reserved.

CONTINGENCIES

In 1996, ORBCOMM issued $170 million of 14% senior unsecured notes due 2004 (the "ORBCOMM Notes") to institutional investors. ORBCOMM defaulted on the ORBCOMM Notes in September 2000. The ORBCOMM Notes are fully and unconditionally guaranteed on a joint and several basis by OCC and Teleglobe Mobile. On April 5, 2001, HSBC Bank USA, the indenture trustee for the ORBCOMM Notes, submitted to OCC and other guarantors of the ORBCOMM Notes a formal demand for payment of the outstanding principal amount of the notes, plus accrued unpaid interest from February 15, 2000 and related expenses. OCC's obligation is non-recourse to Orbital.

The creditors committee of ORBCOMM has notified the company that it believes ORBCOMM's bankruptcy estate is entitled to recover approximately $57 million in allegedly preferential payments that Orbital received in connection with the sale of satellites and launch services to ORBCOMM during the one-year period preceding ORBCOMM's bankruptcy filing. Orbital believes that such claims are without merit and that the company has adequate defenses to all such claims. As discussed in Note 8 above, the proposed ORBCOMM liquidating plan of reorganization would, if consummated, include a release of the foregoing claims.

During the second quarter of 2000, Orbital agreed to temporarily refund $20 million to ORBIMAGE in January 2001 from amounts previously paid by ORBIMAGE under its procurement agreement with Orbital, provided, however, that such obligation would be terminated if Orbital were to successfully broker a renegotiation of ORBIMAGE's license agreement for worldwide RadarSat-2 satellite distribution rights with MDA by January 2001. The existing RadarSat-2 agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. RadarSat-2 distribution rights. Orbital believes that as a result, its obligation to temporarily refund $20 million was extinguished. ORBIMAGE has notified Orbital of its position that, notwithstanding the renegotiation of the license agreement, the $20 million refund is now due and payable. Orbital disputes that position. The Agreement in Principle described in Note 9 above contemplates that ORBIMAGE, Orbital and certain other parties would grant each other mutual releases of potential claims, including the one described herein, upon the successful completion of the restructuring of ORBIMAGE contemplated by the Agreement in Principle. Under the new RadarSat-2 license agreement, $10 million will be due from ORBIMAGE to MDA in 2002. Orbital has agreed to purchase up to $10 million of receivables from ORBIMAGE in 2002, subject to certain conditions, if ORBIMAGE is unable to make its 2002 payments to MDA.

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

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Our products and services are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems and
(iii) electronic systems. All other activities of the company, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The financial results of the discontinued operations of Sensors, Fairchild, Magellan, NavSol and MDA are not included in the results from continuing operations for all periods presented.

REVENUES

The following table summarizes revenues from our reportable business segments and corporate and other:

                                                          QUARTER ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ------------------------      ------------------------
                                                        2001           2000           2001           2000
                                                     ---------      ---------      ---------      ---------
                                                                         (IN THOUSANDS)
       Launch Vehicles and Advanced Programs (1)     $  26,527      $  27,112      $  92,643      $ 103,880
       Satellites and Related Space Systems (2)         48,179         40,327        157,648        178,080
       Electronic Systems (3)                           17,172         15,384         47,192         43,990
       Corporate and Other (4)                            (870)        (2,750)        (3,097)       (13,293)
                                                     ---------      ---------      ---------      ---------
       TOTAL                                         $  91,008      $  80,073      $ 294,386      $ 312,657
                                                     =========      =========      =========      =========

(1) Revenues in this segment decreased in the third quarter of 2001 as compared to the third quarter of 2000 as a result of a $3.2 million decrease in revenues from advanced programs that was partly offset by a $2.6 million increase in revenues from launch vehicles. Revenues from advanced programs decreased primarily as a result of the termination of the X-34 reusable rocketplane development contract with the National Aeronautics and Space Administration ("NASA"), which NASA terminated for convenience in March 2001. The increase in launch vehicle revenues is primarily attributable to new launch contracts.

       Revenues in this segment decreased in the nine months ended September 30, 2001 as compared to the same period in 2000 due to an $11.9 million decrease in revenues from advanced programs that was partly offset by a $0.7 million increase in revenues from launch vehicles. Revenues from advanced programs decreased primarily as a result of the termination of the X-34 contract. The increase in launch vehicle revenues is primarily attributable to new launch vehicle contracts. Offsetting this increase was $8.3 million of ORBIMAGE and ORBCOMM revenues recorded in the first half of 2000 for which there are no comparable revenues in 2001.

(2) Revenues from satellites and related space systems increased in the third quarter of 2001 as compared to the third quarter of 2000 largely as a result of a new large geosynchronous satellite contract entered into in 2001.

       Revenues for the nine months ended September 30, 2001 decreased as compared to the same period in 2000 primarily as a result of the absence in 2001 of ORBCOMM and ORBIMAGE procurement revenues, which totalled $20.7 million in the nine months ended September 30, 2000. Satellites and related space systems revenues were also impacted by the completion of several satellite production contracts in 2000 and early 2001, partially offset by revenues generated from two large geosynchronous satellite contracts.

(3) Revenues from electronic systems increased in the quarter and nine months ended September 30, 2001 as compared to the same periods in 2000 primarily as a result of several new contracts in late 2000 and throughout 2001.

(4) Corporate and other includes the elimination of intercompany revenues, as well as adjustments to properly report revenues on certain contracts that are subdivided among more than one business unit. The reduction in such eliminations and adjustments in the third quarter of 2001 and the nine months ended September 30, 2001, as compared to the same periods in 2000, was primarily attributable to a reduction of intercompany revenues and the absence of consolidation adjustments related to the ORBIMAGE, ORBCOMM and X-34 programs in 2001.

INCOME (LOSS) FROM OPERATIONS

The following table summarizes income (loss) from operations for our reportable business segments and corporate and other:

                                                   QUARTER ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                              ----------------------      ----------------------
                                                2001          2000          2001          2000
                                              --------      --------      --------      --------
                                                                 (IN THOUSANDS)
Launch Vehicles and Advanced Programs (1)     $    574      $ (1,191)     $  7,621      $  7,416
Satellites and Related Space Systems (2)        (3,686)      (33,982)      (18,598)      (37,895)
Electronic Systems (3)                             735        (7,058)        1,292        (9,735)
Corporate and Other (4)                        (14,543)      (40,429)      (20,239)      (50,445)
                                              --------      --------      --------      --------
TOTAL                                         $(16,920)     $(82,660)     $(29,924)     $(90,659)
                                              ========      ========      ========      ========

(1) Operating income for launch vehicles and advanced programs was higher in the third quarter of 2001 as compared to the third quarter of 2000 primarily due to a $3.7 million one-time ORBCOMM-related charge in the third quarter of 2000. Additionally, operating income for the third quarter of 2001 was adversely impacted by schedule delays on several launch vehicle programs and by costs incurred during the quarter related to the X-34 contract termination claim.

       Operating income was higher for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to the one-time ORBCOMM-related charge in 2000 and a favorable $3.4 million contract earnings adjustment on the X-34 program in the second quarter of 2001. Operating income for the nine months ended September 30, 2000 also included a $2.6 million favorable launch vehicle contract settlement recorded in the second quarter of 2000. Additionally, operating income was adversely impacted by schedule delays on several launch vehicle programs and costs related to the X-34 contract termination claim.

(2) Operating losses from satellites and related space systems decreased in the third quarter of 2001 as compared to the same period in 2000 primarily as a result of a $19.3 million one-time ORBCOMM-related charge in the third quarter of 2000 and cost overruns in the third quarter of 2000 related to a geosynchronous satellite contract.

       Operating losses from satellites and related space systems decreased in the nine months ended September 30, 2001 as compared to the same period in 2000 primarily as a result of the one-time ORBCOMM-related charge. The operating results in both 2001 and 2000 were adversely impacted by cost overruns and contract losses primarily attributable to geosynchronous satellite contracts.

(3) Operating income from electronic systems increased in the quarter and the nine months ended September 30, 2001 as compared to the same periods in 2000 primarily as a result of the absence in 2001 of a $2.2 million one-time ORBCOMM-related charge and costs accrued in the third quarter of 2000 related to the termination of a contract.

(4) Corporate and other includes expenses for various corporate general and administrative activities that are not allocated to the operating segments, as well as consolidating adjustments for intracompany contracts. The third quarter of 2001 includes a $4.3 million provision for potentially unrecoverable amounts related to the OrbView-4 satellite construction program, and a $4.9 million provision for excess facility costs. The third quarter of 2000 included a $29.5 million provision for doubtful ORBCOMM accounts. In addition, the first half of 2000 included consolidating entries related to the ORBCOMM and ORBIMAGE contracts.

INTEREST EXPENSE

Interest cost, before deducting capitalized interest, was $3.0 million and $8.7 million for the quarters ended September 30, 2001 and 2000, respectively. No interest was capitalized in the third quarter of 2001 and $0.3 million was capitalized in the third quarter of 2000. The third quarter of 2001 includes approximately $1.1 million interest expense related to a vendor financing agreement. Interest expense on bank debt and other borrowings decreased in 2001 in proportion to the decrease in outstanding debt.

Interest cost, before deducting capitalized interest, was $18.9 million and $20.1 million for the nine months ended September 30, 2001 and 2000, respectively. No interest was capitalized in the nine months ended September 30, 2001 and $1.5 million was capitalized in the nine months ended September 30, 2000. The first nine months of 2001 includes approximately $3.3 million of interest expense related to a vendor financing agreement. Interest expense during the nine months ended September 30, 2001 on bank debt and other borrowings did not decrease in proportion to the decrease in outstanding debt as a result of fees incurred in 2001 to amend our primary credit facility and to enter into a secondary credit facility, and the acceleration of the amortization of prepaid financing costs.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was $3.7 million and $(27,000) for the third quarter of 2001 and 2000, respectively, and $4.7 million and $2.4 million, respectively for the nine months ended September 30, 2001 and 2000. The third quarter of 2001 includes $3.5 million of insurance proceeds related to the BSAT-2b satellite launch failure in July 2001. Other income (expense), net also includes interest earnings on short-term investments and realized gains and losses on investments.

ALLOCATED SHARE OF LOSSES OF AFFILIATES

Allocated share of losses of affiliates was as follows:

                                     QUARTER ENDED            NINE MONTHS ENDED
                                     SEPTEMBER 30,              SEPTEMBER 30,
                                  ------------------       ----------------------
                                   2001        2000          2001          2000
                                  ------     --------      --------      --------
                                                 (IN THOUSANDS)

           ORBCOMM (1) ......     $   --     $(50,576)     $     --      $(85,421)
           ORBIMAGE (2) .....         --           --       (19,091)       (8,054)
           Other ............         --         (463)         (904)         (815)
                                  ------     --------      --------      --------
                                  $   --     $(51,039)     $(19,995)     $(94,290)
                                  ======     ========      ========      ========

(1) In the third quarter of 2000, we wrote off our $50.6 investment in ORBCOMM and, accordingly, we no longer recognize equity losses for ORBCOMM.

(2) In the first half of 2000, we recognized 100% of ORBIMAGE's losses and preferred stock dividends until our investment balance was reduced to zero. In the first half of 2001, we recognized 100% of ORBIMAGE's losses and preferred stock dividends as allocated share of losses of affiliates. Beginning in January 2001, ORBIMAGE discontinued capitalizing interest on satellites under construction. Due to the increase in interest expensed, ORBIMAGE's net loss increased significantly in 2001 as compared to 2000.

       In the third quarter of 2001, we determined that our share of ORBIMAGE losses accumulated to date exceeds any future funding commitment that we would provide to ORBIMAGE. Therefore, we suspended recognition of ORBIMAGE losses effective July 1, 2001.

LITIGATION SETTLEMENT

The second quarter of 2000 included a charge of $11.5 million to reflect the July 2000 settlement of a class-action lawsuit against the company alleging violations of federal securities laws.

PROVISION FOR INCOME TAXES

We did not record an income tax provision in the third quarter of 2001 due to net operating loss carryforwards available to reduce potential 2001 tax liabilities. The third quarter of 2000 included an expense of $9.9 million to fully reserve our U.S. deferred tax assets.

BACKLOG

Our firm backlog was $507 million at September 30, 2001. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded. Total backlog was $2.52 billion at September 30, 2001. Total backlog includes firm backlog in addition to unexercised options, undefinitized orders, contract award selections and indefinite quantity contracts. Firm and total backlog decreased $76 million and $444 million, respectively, since June 30, 2001, primarily as a result of removing Sensor's backlog from our consolidated backlog amounts and as a result of reducing amounts available under indefinite quantity contracts. Backlog at September 30, 2001 does not give effect to new orders received or any terminations or cancellations since that date.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity has been, and continues to be, constrained. During 2000, we funded our capital requirements for operations through cash from operations combined with cash on hand and the proceeds from the disposition of certain of our MDA shares and Fairchild. During the nine months ended September 30, 2001, we funded our capital requirements for operations through cash from operations, cash on hand, vendor financing, the proceeds from a $30 million loan from our bank syndicate and the proceeds from the sales of MDA shares, Magellan, NavSol and Sensors. In May, June and July 2001, we sold our MDA shares for gross proceeds of $169.2 million before transaction fees and expenses. In July 2001, we received gross proceeds of $65.5 million before transaction fees and expenses from the sale of our interests in Magellan and

NavSol. In September 2001, we sold our sensor systems division for $19 million before transaction fees and expenses, subject to certain post-closing adjustments.

Management is restructuring business operations by consolidating operations and related systems, and work force reductions. The company also intends to raise additional debt and/or equity capital and refinance existing debt obligations, and has commenced efforts to replace the company's primary credit facility. The company is also considering the sale of additional non-core assets. Management expects this strategy will generate sufficient liquidity to satisfy the company's obligations; however, the company's ability to continue as a going concern is contingent upon the company's successful implementation of the foregoing strategy on a timely basis.

As of September 30, 2001, we had $32.6 million of unrestricted cash and cash equivalents. Our accumulated deficit was $413.9 million at September 30, 2001. During the nine months ended September 30, 2001, we reported a $105.6 million net use of cash from continuing operations.

During the third quarter of 2001, we permanently paid off the outstanding balance under our primary credit facility using cash proceeds from the sales of businesses. No additional borrowings are available under the facility, which we are seeking to replace.

Our outstanding debt at September 30, 2001 included $100 million of convertible subordinated notes due October 2002, which we are seeking to refinance, and other asset-based financings.

On September 19, 2001, ORBIMAGE, certain of its major common and preferred shareholders, including Orbital, and an Informal Committee representing the holders of approximately half of its Senior Notes, entered into a non-binding agreement in principle (the "Agreement in Principle") to proceed with a financial restructuring designed to strengthen ORBIMAGE's financial condition (see Note 9 to the accompanying financial statements). The Agreement in Principle and ORBIMAGE's restructuring are subject to various conditions, including the receipt by ORBIMAGE of certain third-party financing. There can be no assurances that the Agreement in Principle and the restructuring will be consummated.

During the second quarter of 2000, Orbital agreed to temporarily refund $20 million to ORBIMAGE in January 2001 from amounts previously paid by ORBIMAGE under its procurement agreement with Orbital, provided, however, that such obligation would be terminated if Orbital were to successfully broker a renegotiation of ORBIMAGE's license agreement for worldwide RadarSat-2 satellite distribution rights with MDA by January 2001. The existing RadarSat-2 agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. RadarSat-2 distribution rights. Orbital believes that as a result, its obligation to temporarily refund $20 million was extinguished. ORBIMAGE has notified Orbital of its position that, notwithstanding the renegotiation of the license agreement, the $20 million refund is now due and payable. Orbital disputes that position. The Agreement in Principle contemplates that ORBIMAGE, Orbital and certain other parties would grant each other mutual releases of potential claims, including the one described herein, upon the successful completion of the restructuring of ORBIMAGE contemplated by the Agreement in Principle. Under the new RadarSat-2 license agreement, $10 million will be due from ORBIMAGE to MDA in 2002. Orbital has agreed to purchase up to $10 million of receivables from ORBIMAGE in 2002, subject to certain conditions, if ORBIMAGE is unable to make its 2002 payments to MDA.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks. At September 30, 2001, the majority of the company's long-term debt consisted of its $100 million 5% convertible subordinated notes, due October 2002. The fair market value of these convertible securities fluctuates with the company's stock price, and was $65 million at September 30, 2001.

PART II

OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In addition to the litigation and proceedings described in Part I of this report, the company is party to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings would have a material adverse effect on our results of operations or financial condition.

         The company and Thomas van der Heyden have agreed to settle a claim brought by Mr. van der Heyden that the parties were arbitrating. The settlement will not materially impact the company's results of operations or financial condition.


ITEM 2.  CHANGES IN SECURITIES

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index.

         (b)      Reports on Form 8-K.

                  On July 5, 2001, the company filed a Form 8-K/A reporting the sales of the company's remaining 5.65 million shares of MDA and to present pro forma condensed consolidated financial statements to reflect the sale of the entire 18 million common shares of MDA.

                  On October 2, 2001, the company filed a Current Report on Form 8-K, dated September 24, 2001, disclosing that OBIMAGE had reached a non-binding agreement in principle with certain of its major common and preferred shareholders, including Orbital, and an Informal Committee representing the holders of approximately half of its Senior Notes, to proceed with a financial restructuring designed to strengthen ORBIMAGE's financial condition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ORBITAL SCIENCES CORPORATION


DATED:  November 9, 2001                    By:   /s/ David W.  Thompson
                                               ---------------------------------
                                               David W.  Thompson
                                               Chief Executive Officer


DATED:  November 9, 2001                    By:  /s/ Garrett E.  Pierce
                                               ---------------------------------
                                               Garrett E.  Pierce
                                               Executive Vice President, Chief
                                                 Financial Officer

                                  EXHIBIT INDEX


The following exhibits are filed with this report unless otherwise indicated.


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

10.1              Consulting Agreement between the company and Michael D.
                  Griffin dated August 24, 2001.

10.2 Severance Agreement between the company and Michael D. Griffin dated August 22, 2001.