Form 10-K405
period 2001-12-31
ORBITAL SCIENCES CORP /DE/
filed 2002-03-27
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                ANNUAL REPORT ON
                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                         COMMISSION FILE NUMBER 1-14279

                              -------------------

                          ORBITAL SCIENCES CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

DELAWARE                                     06-1209561
(STATE OF INCORPORATION OF REGISTRANT)       (I.R.S. EMPLOYER I.D. NO.)

                            21839 ATLANTIC BOULEVARD
                             DULLES, VIRGINIA 20166
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (703) 406-5000
                        (REGISTRANT'S TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
     COMMON STOCK, PAR VALUE $.01 PER SHARE                THE NEW YORK STOCK EXCHANGE
     WARRANTS TO SUBSCRIBE FOR COMMON STOCK                THE NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                              -------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price as reported on the New York Stock Exchange on March 19, 2002 was approximately $254,547,372.

  As of March 12, 2002, 42,469,731 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement to be filed on or about March 31, 2002 are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                PAGE
----                                                                                ----
               PART I
Item 1.        Business...........................................................    1
Item 2.        Properties.........................................................   12
Item 3.        Legal Proceedings..................................................   12
Item 4.        Submission of Matters to a Vote of Security Holders................   12
Item 4A.       Executive Officers of the Registrant...............................   12
               PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder
                 Matters..........................................................   15
Item 6.        Selected Financial Data............................................   17
Item 7.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations............................................   18
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.........   30
Item 8.        Financial Statements and Supplementary Data........................   31
Item 9.        Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure.............................................   62
               PART III
Item 10.       Directors and Executive Officers of the Registrant.................   63
Item 11.       Executive Compensation.............................................   63
Item 12.       Security Ownership of Certain Beneficial Owners and Management.....   63
Item 13.       Certain Relationships and Related Transactions.....................   63
               PART IV
Item
  14....       Exhibits, Financial Statement Schedules and Reports on Form 8-K....   64

                             ----------------------

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital is a trademark of Orbital Sciences Corporation; and OrbView and ORBIMAGE are registered service marks of Orbital Imaging Corporation.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

  Orbital Sciences Corporation, together with its subsidiaries ("Orbital" or the "company"), is a space technology company that designs, manufactures, operates and markets a broad range of space-related systems for commercial, civil government and military customers. Our primary products and services are grouped into three segments:

  - launch vehicles and advanced programs, including ground- and air-launched rockets that deliver satellites into orbit, and suborbital launch vehicles and missile defense boosters that are used as interceptor and target vehicles for missile defense systems;

  - spacecraft and related space systems, including low-orbit, geosynchronous-orbit and planetary spacecraft for communications, remote sensing and scientific missions, and space-related technical services; and

  - electronic systems consisting of satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.

  Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of two entities established in 1982 and 1983, Space Systems Corporation and Orbital Research Partners, L.P., respectively. Since inception, it has been our general strategy to develop and expand a core integrated business of space systems technologies and products, focused on the design and manufacturing of lightweight rockets, small satellites and other affordable space systems intended to capitalize on increasing commercial and governmental uses of space. A major part of this strategy has centered on market-expanding innovations that we have pioneered, including the world's first privately developed space launch vehicle, the first commercial orbit transfer vehicle and the first operational low-Earth orbit commercial communications network.

  During 2001, as a result of our liquidity needs and our goal to conduct our operations more efficiently and profitably, we continued to implement a strategy that we had initiated in 2000 to sharpen our focus on the company's core space technology businesses, primarily involving launch vehicles, satellites and related space systems. Part of this strategy involved the sale of certain non-core assets. Between May and July 2001, our wholly owned subsidiary, Orbital Holdings Corporation, sold its remaining interest in MacDonald, Dettwiler and Associates Ltd. ("MDA"), raising gross proceeds of approximately $169.2 million. In July 2001, subsidiaries of Thales, S.A. acquired by merger our majority-owned subsidiary, Magellan Corporation ("Magellan"), and purchased our 60% ownership interest in Navigation Solutions LLC ("NavSol"), for which we received gross proceeds of approximately $65.5 million. In September 2001, we sold our sensors systems division to the Hamilton Sundstrand unit of United Technologies Corporation resulting in gross proceeds from the sale of approximately $19.0 million. We used a significant portion of the proceeds from these business unit dispositions to reduce our outstanding debt obligations and to fund operations. We are continuing to explore the disposition of other non-core assets.

  In the 1990s, we developed and funded several space-based services businesses, primarily through the following entities:

  - ORBCOMM Global, L.P. ("ORBCOMM"), which operated a low-Earth orbit satellite communications system designed to serve the global market for two-way data communications; and

  - Orbital Imaging Corporation ("ORBIMAGE"), which develops and operates commercial remote imaging satellites.

  In the fourth quarter of 2001, the United States Bankruptcy Court for the District of Delaware confirmed a Chapter 11 liquidating plan of reorganization for ORBCOMM and the plan became effective on December 31, 2001. We do not have an ownership interest in ORBCOMM's successor entity, although we could obtain up to a 40% equity interest under certain circumstances. The liquidating plan provided for mutual releases and waivers of claims by and against us, ORBCOMM and its various stakeholders. Also, pursuant to the liquidating plan, in the fourth quarter of 2001, we contributed 1,709,627 shares of our common stock to the ORBCOMM estate.

  ORBIMAGE is negotiating a consensual plan of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code with its major creditors and shareholders, including Orbital. If ORBIMAGE is unable to proceed with such consensual plan of reorganization, we could be subject to litigation brought by ORBIMAGE, its other shareholders and/or its creditors. Orbital is ORBIMAGE's supplier of satellites and launch services.

DESCRIPTION OF ORBITAL'S PRODUCTS AND SERVICES

  Our products and services are grouped into three reportable segments that are described more fully below: launch vehicles and advanced programs, satellites and related space systems and electronic systems. Our business is not seasonal. Customers that accounted for 10% or more of our consolidated 2001 revenues were the National Aeronautics and Space Administration ("NASA"), the U.S. Department of Defense ("DoD") and Lockheed Martin Corporation.

  LAUNCH VEHICLES AND ADVANCED PROGRAMS. We developed and produce the Pegasus, Taurus and Minotaur space launch vehicles that place small satellites into low-Earth orbit. Our Pegasus launch vehicle is launched from beneath our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads to orbit. The ground-launched Minotaur launch vehicle combines Minuteman II rocket motors with our Pegasus technology to launch payloads into low-Earth orbit. From 1990 through the date of this report, the Pegasus, Taurus and Minotaur rockets have performed a total of 39 launches. The Taurus experienced its first launch failure in September 2001. We did not have any Pegasus missions in 2001; we had a successful Pegasus launch in February 2002.

  We also design and produce suborbital launch vehicles that place payloads into a variety of high-altitude trajectories, but unlike space launch vehicles, do not place payloads into orbit around the Earth. Our suborbital launch products include suborbital vehicles and their principal subsystems, payloads carried by such vehicles and related launch support installations and systems used in their assembly and operation. Various branches of the U.S. military and the Missile Defense Agency typically use our suborbital launch vehicles as targets for defense-related applications such as ballistic missile interceptor and related experiments. Since 1982, Orbital, including a predecessor company, has performed 109 suborbital missions.

  In late 2001, we received an initial contract from The Boeing Company to develop and build a ground-launched booster vehicle for the DoD's national missile defense program. The company's booster vehicle, a modified version of our Pegasus rocket, would be used as a major operational element (rather than just as a target vehicle in the testing phase) in the U.S. national missile defense system. The final contract with Boeing was awarded in March 2002.

  Orbital's space launch technology has also been the basis for several other space and suborbital programs, including supporting efforts to develop technologies that could be applied to reusable launch vehicles, space maneuvering vehicles, hypersonic aircraft and missile defense systems. For example, since the late 1990s, we have been developing the Hyper-X hypersonic research launcher for NASA and designing advanced space launchers for NASA and the U.S. Air Force. Our first mission of the Hyper-X research launcher failed in 2001; we are continuing to work on the next two vehicles to be delivered under the Hyper-X contract.

  SATELLITES AND RELATED SPACE SYSTEMS. We design and manufacture spacecraft, including low-orbit and geosynchronous-orbit satellites for communications, remote sensing and scientific missions. Since 1982, we, including two predecessor companies, have built and delivered 84 satellites for various commercial and governmental customers for a wide range of communications, broadcasting, remote imaging, scientific and military missions. During 2001, we completed and delivered two geosynchronous satellites, one geosynchronous satellite platform and two low-Earth orbit satellites. In December 2001, we were selected by NASA to develop and build a planetary spacecraft that will orbit main-belt asteroids.

  We design and manufacture various other space systems, including satellite command and data handling, attitude control and structural subsystems for a variety of government and commercial customers. In addition, we provide a broad range of spacecraft design and engineering services, including specialized space-related analytical, engineering and production services for U.S. government agencies, such as NASA, the Jet Propulsion Laboratory, DoD, the Naval Research Laboratory and the U.S. Department of Energy. Since 1982, we have supplied such systems and services on 24 space missions, including the recent Hubble Space Telescope servicing mission performed by NASA in March 2002.

  ELECTRONIC SYSTEMS. Our electronic systems division develops and produces fleet management systems that have been used primarily for metropolitan mass transit operators in the United States. Our transportation management systems combine global positioning satellite ("GPS") vehicle tracking technology with local area wireless and terrestrial communications to help transit agencies manage public bus and light rail systems. Major customers for our transportation management systems include the metropolitan mass transit authorities in Chicago, Houston, Denver, Oakland, Philadelphia, Phoenix, Baltimore, Washington, DC, Atlanta, Los Angeles, Santa Clara and San Mateo (California) and Las Vegas, a number of smaller state and municipal transit systems, and private vehicle fleet operators.

  Prior to the sale of our sensors systems division in September 2001, we developed and manufactured sophisticated sensors and analytical instruments for space, defense and industrial applications within our electronic systems business segment.

ORBIMAGE

  We have also been involved in satellite-based remote imaging services through ORBIMAGE, a provider of global space-based imagery that currently operates one satellite that collects, processes and distributes digital imagery of the Earth's surface, atmosphere and weather conditions. We own 99.9% of ORBIMAGE's outstanding common stock and approximately 52% of the voting interests in ORBIMAGE as of December 31, 2001 (after giving effect to the conversion of ORBIMAGE's convertible preferred stock), with the remainder of the voting interests owned primarily by third party preferred stockholders. As a result of certain rights granted to the preferred stockholders, we do not control the operational and financial affairs of ORBIMAGE.

  Under a fixed-price procurement agreement between Orbital and ORBIMAGE, we have produced and launched ORBIMAGE's satellites, and we are continuing to construct the OrbView-3 satellite and related launch vehicle and ground segment. OrbView-3 is scheduled for launch in the second half of 2002. In September 2001, Orbital's Taurus rocket that was carrying the OrbView-4 satellite for ORBIMAGE did not achieve the mission's intended orbit and the satellite was lost. We also have provided ORBIMAGE with certain administrative services and technical support, generally on a cost-reimbursable basis. At December 31, 2001, ORBIMAGE owed us approximately $7 million under our procurement agreement and our administrative services agreement, which we are seeking to resolve as part of the restructuring described below.

  ORBIMAGE has $225 million of Senior Notes due in 2005 that are non-recourse to us. We do not believe that ORBIMAGE will have sufficient funds available to meet the entirety of its next interest payment that is due in March 2002. In September 2001, ORBIMAGE, certain of its major common and preferred shareholders, including us, and an Informal Committee representing the holders of approximately half of ORBIMAGE's Senior Notes, entered into a non-binding agreement in principle (the "Agreement in Principle") to proceed with a financial restructuring designed to strengthen ORBIMAGE's financial condition. The Agreement in Principle provided for, among other things, an agreement by us to defer payment of amounts owing to us by ORBIMAGE, and general mutual releases of claims by and among ORBIMAGE and its various stakeholders, including us. The voting agreement in support of the Agreement in Principle has expired in accordance with its terms. The Agreement in Principle is currently being renegotiated among ORBIMAGE and its various stakeholders. There can be no assurance that a restructuring plan will be negotiated to the mutual satisfaction of the interested parties or consummated, in which case we could be subject to litigation brought by ORBIMAGE, its other shareholders and/or its creditors. For a fuller description of the risks we could face with respect to ORBIMAGE, see "Risk Factors Related to Our Business and Our
Industry -- ORBIMAGE's Inability to Consummate a Consensual Plan of Reorganization Could Present a Litigation Risk."

DISCONTINUED OPERATIONS

  In 2001, we sold our sensor systems division and our respective interests in Magellan, NavSol and MDA. In 2000, we sold our Fairchild Defense electronics business unit. The financial results of these businesses are no longer included in our results from continuing operations. The gains and losses on the sales of these businesses, as well as the results of their operations, are reported as "discontinued operations."

                                     * * *

  Financial information about our products and services, domestic and foreign operations and export sales is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to our consolidated financial statements, and is incorporated herein by reference.

COMPETITION

  We believe that competition for sales of our products and services is based on performance, other technical features, reliability, price, scheduling and customization, and we believe that we compete favorably on the basis of these factors.

  Previously, the primary domestic competition for the Pegasus and Taurus launch vehicles came from the Athena launch vehicles developed by Lockheed Martin. In 2001, Lockheed Martin discontinued the Athena program. The Israeli Shavit vehicle and other potential foreign launch vehicles could also pose competitive challenges to Pegasus. Competition for Taurus could come from various Russian and Indian launch vehicles. Competition to Pegasus and Taurus vehicles also exists in the form of partial or secondary payload capacity on larger boosters, including the Ariane, Atlas and Delta launch vehicles. Our primary competitors in the suborbital launch vehicle product line are Lockheed Martin, L-3 Communications and Space Vector Corporation. Our primary competition for the missile defense booster vehicle that we are building under our contract with Boeing comes from Lockheed Martin.

  Our satellites and spacecraft subsystems products compete with products produced or provided by government entities and numerous private entities, including Boeing, Lockheed Martin, TRW Inc., Ball Aerospace and Technology Corporation, Spectrum Astro, Inc., EADS/Astrium, Alenia Aerospazio and Alcatel. Our primary competitor in electronic systems is Siemens Corporation.

  Many of our competitors are larger and have substantially greater resources than we do. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space industry and many with greater financial resources than Orbital, will seek to produce products or services that compete with our products or services. Any such foreign competitor could benefit from subsidies from or other protective measures by its home country.

RESEARCH AND DEVELOPMENT

  We invest in product-related research and development to conceive and develop new products and services and to enhance existing products and services. Our research and development expenses totaled approximately $7.7 million, $10.1 million and $18.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

PATENTS AND TRADEMARKS

  We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage, particularly with respect to our launch vehicle and satellite products. We hold and have applications pending for various U.S. and foreign patents relating to the Pegasus vehicle, our satellites and other systems and products. The majority of our U.S. patents relating to the Pegasus vehicle expire between 2007 and 2016, and most of our U.S. patents relating to our satellites expire beginning in 2013. Our significant trademarks include our Pegasus and Taurus launch vehicle names. The U.S. registrations for these names expire in 2010 and 2003, respectively, and are subject to renewal.

COMPONENTS, RAW MATERIALS AND CARRIER AIRCRAFT

  We purchase a significant percentage of our product components, structural assemblies and certain key satellite components and instruments from third parties. We also occasionally obtain from the U.S. government parts and equipment that are used in the production of our products or in the provision of our services. Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available, although increased costs and possible delays could be incurred in securing alternative sources of supply. We have a sole source supplier for motors used on all our launch vehicles. While alternative sources would be available, the inability of such supplier to provide us with motors could result in significant delays, expenses and loss of revenues. Our ability to launch our Pegasus vehicle depends on the availability of an aircraft with the capability of carrying and launching such space launch vehicle. We own a modified Lockheed L-1011 carrier aircraft that is used for the Pegasus vehicle. In the event that the L-1011 carrier aircraft were to be unavailable, we would experience significant delays, expenses and loss of revenues as a result of having to acquire and modify a new carrier aircraft.

U.S. GOVERNMENT CONTRACTS

  During 2001, 2000 and 1999, approximately 55%, 45% and 48%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government's prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis.

  Orbital's major contracts with the U.S. government primarily fall into three categories: cost-plus-fee contracts, firm fixed-price contracts and fixed-price incentive fee contracts. Approximately 54%, 34%, 11% and 1% of revenues from U.
S. government contracts in 2001 were derived from cost-plus-fee contracts, firm fixed-price contracts, fixed-price incentive fee contracts and other contracts, respectively. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss due to increased cost, although some of this risk may be passed on to subcontractors. Under fixed-price government contracts, we may receive progress payments, generally in an amount equal to between 80% and 95% of monthly costs and profits, or we may receive milestone payments upon the occurrence of certain program achievements, with final payments occurring at project completion. Fixed-price incentive fee contracts provide for sharing by Orbital and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by Orbital, although some of this risk may be passed on to subcontractors. Under a cost-plus-fee contract, we recover our actual allowable costs incurred and receive a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the U.S. government's subjective evaluation of our performance in terms of the criteria stated in the contract.

  All our U.S. government contracts and, in general, our subcontracts with the U.S. government's prime contractors provide that such contracts may be terminated for convenience by the U.S. government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production. In the event of a termination for convenience, contractors should be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. From time to time we experience contract suspensions and terminations. For example, in March 2001, NASA terminated for convenience our X-34 reusable launch vehicle research and development contract. For a fuller description of risks relating to the U.S. government contract industry, see "Risk Factors Related to Our Business and Our Industry -- We Derive a Significant Portion of Our Revenues From U.S. Government Contracts, Which are Dependent on Continued Political Support and Funding and are Subject to Termination by the U.S. Government at any Time for any Reason. In Addition, Payments Under U.S. Government Contracts are Subject to Potential Adjustment Upon Audit."

REGULATION

  Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation ("DoT") and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. We also require licenses from the U.S. State Department with respect to work we do for foreign customers or with foreign subcontractors.

BACKLOG

  Our firm backlog was approximately $582.5 million at December 31, 2001 and $492.0 million at December 31, 2000, excluding the backlog of businesses sold during 2001. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded. Total backlog was approximately $2.55 billion at December 31, 2001. Total backlog includes firm backlog in addition to unexercised options, undefinitized orders, contract award selections and indefinite quantity contracts. Backlog at December 31, 2001 does not give effect to new orders received or any terminations or cancellations since that date.

  A significant portion of our total firm contract backlog was attributable to contracts with the U.S. government and its agencies or from subcontracts with prime contractors of the U.S. government. Most of our government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our business.

EMPLOYEES

  As of March 1, 2002, Orbital had approximately 1,800 full-time permanent employees. None of our employees is subject to collective bargaining agreements. We believe our employee relations are good.

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

  The following are some of the factors that could cause actual results to differ materially from information contained in our forward-looking statements:

  -  our ability to satisfy future capital and operating requirements;

  -  whether the U.S. government terminates or suspends our contracts;

  - whether there is continued U.S. government support and funding for key space and defense programs;

  - our ability to timely fund and implement innovative and novel technologies involving complex systems in a cost-effective manner in the face of rapidly changing technology;

  - the establishment and expansion of commercial markets and customer acceptance of our products;

  -  the effects that competition may have on our ability to win new contracts;

  - the potential effect on our business if foreign countries were to subsidize our foreign competitors or impose other protectionist measures; and

  - the other risks and uncertainties as are described below and as may be detailed from time to time in our public filings with the Securities and Exchange Commission.

RISK FACTORS RELATED TO OUR BUSINESS AND OUR INDUSTRY

WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES AND HAVE AN ACCUMULATED DEFICIT, AND WE MAY NOT HAVE THE ABILITY TO SATISFY ALL CAPITAL AND OPERATING REQUIREMENTS. OUR AUDITORS' REPORT ON OUR CONSOLIDATED FINANCIAL STATEMENTS DISCUSSED SUBSTANTIAL DOUBT WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

  We incurred a loss from continuing operations of $95.6 million (or 23% of revenues) for the year ended December 31, 2001. We also incurred losses from continuing operations of $313.5 million (or 83% of revenues) and $184.3 million (or 40% of revenues) for the years ended December 31, 2000 and 1999, respectively. Our accumulated deficit was $445.6 million as of December 31, 2001. Our 2002 beginning cash balance, operating cash flow and the available borrowing capacity under our new credit facility will be insufficient to repay our $100 million subordinated convertible notes that become due on October 1, 2002. We are exploring various alternatives in order to repay or restructure the convertible notes. These alternatives include seeking to raise additional equity capital and/or debt in order to repay the notes, or pursuing an exchange offer whereby we would make an offer to the noteholders to exchange the notes for new debt and/or equity securities. We are also continuing to explore sales of non-core assets. There can be no assurance that we will successfully raise enough capital in order to repay the notes, nor can there be any assurance that any exchange offer on terms acceptable to us can be implemented and accepted by our existing noteholders. While we currently expect that our 2002 beginning cash balance and our primary credit facility will be sufficient to meet our operating and capital expenditure requirements in 2002, there can be no assurance that this will be the case. We have suffered recurring losses from operations, have a net working capital deficit and have not yet repaid or restructured the convertible notes. Our independent auditors have concluded, therefore, that there exists substantial doubt as to our ability to continue as a going concern and, accordingly, included a "going concern" uncertainty paragraph in their report on our December 31, 2001 consolidated financial statements.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM U.S. GOVERNMENT CONTRACTS, WHICH ARE DEPENDENT ON CONTINUED POLITICAL SUPPORT AND FUNDING AND ARE SUBJECT TO TERMINATION BY THE U.S. GOVERNMENT AT ANY TIME FOR ANY REASON. IN ADDITION, PAYMENTS UNDER U.S. GOVERNMENT CONTRACTS ARE SUBJECT TO POTENTIAL ADJUSTMENT UPON AUDIT.

  During 2001, approximately 55% of our total annual revenues, and at December 31, 2001, approximately 51% of our firm contract backlog, were derived from contracts with the U.S. government and its agencies or were derived from subcontracts with the U.S. government's prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. For example, in March 2001, NASA terminated for convenience our X-34 reusable launch vehicle research and development contract. There can be no assurance that other government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges or other adverse effects on our financial condition.

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

OUR LIQUIDITY CONSTRAINTS AND FINANCIAL CONDITION MAY IMPAIR OUR ABILITY TO WIN NEW CONTRACTS AND/OR TO COMPLY WITH EXISTING CONTRACTS.

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

  Our electronic systems contracts typically require us to post performance bonds or letters of credit pending completion of work. We also have a satellite contract and a launch vehicle contract with a foreign government customer that require us to post letters of credit supporting performance and refund obligations under the contracts. Due to our liquidity constraints, we may not be able to issue performance bonds or letters of credit in accordance with our contractual requirements. In such circumstances, the customer may be entitled to withhold future payments or terminate its contract with us, and this could result in charges or other adverse effects on our financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PENETRATE AND RETAIN MARKETS FOR OUR EXISTING PRODUCTS AND TO CONTINUE TO CONCEIVE, DESIGN, MANUFACTURE AND MARKET NEW PRODUCTS AND SERVICES ON A COST-EFFECTIVE AND TIMELY BASIS. THERE CAN BE NO ASSURANCE THAT OUR PRODUCTS WILL BE SUCCESSFULLY LAUNCHED OR OPERATED OR THAT THEY WILL BE DEVELOPED OR WILL PERFORM AS INTENDED.

  Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under demanding operating conditions and are subject to significant technological change and innovation. We have experienced product failures and other operational problems. In 2001, we experienced a launch failure on our Taurus launch vehicle and our Hyper-X hypersonic research launcher. We will likely experience some product and service failures, schedule delays and other problems in connection with our launch vehicles, satellites and other products in the future. In addition to any costs resulting from product warranties or required remedial action, product failures may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries. Negative publicity from product failures may also impair our ability to win new contracts. We anticipate that we will continue to incur expenses to design and develop new products and services. There can be no assurance that we will be able to achieve the technological advances necessary to remain competitive and profitable, that new products and services will be developed and manufactured on schedule or on a cost-effective basis or that our existing products and services will not become technologically obsolete.

WE OPERATE IN A REGULATED INDUSTRY, AND OUR INABILITY TO SECURE OR MAINTAIN THE LICENSES OR APPROVALS NECESSARY TO OPERATE OUR BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the DoT and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. There can be no assurance that we will be successful in our efforts to obtain necessary licenses or regulatory approvals. Exports of our products, services and technical information frequently require licenses from the U.S. Department of State. Our inability to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could have a material adverse effect on our financial condition and results of operations.

THE MAJORITY OF OUR CONTRACTS ARE LONG-TERM CONTRACTS, AND OUR REVENUE RECOGNITION AND PROFITABILITY UNDER SUCH CONTRACTS MAY BE ADVERSELY AFFECTED TO THE EXTENT THAT ACTUAL COSTS EXCEED ESTIMATES OR THAT THERE ARE DELAYS IN COMPLETING SUCH CONTRACTS.

  The majority of our contracts are long-term contracts. We recognize revenues on long-term contracts using the percentage of completion method of accounting, whereby revenue, and therefore profit, is recognized based on actual costs incurred in relation to total estimated costs to complete the contract or based on specific delivery terms and conditions. Revenue recognition and our profitability, if any, from a particular contract may be adversely affected to the extent that original cost estimates, estimated costs to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded.

WE FACE SIGNIFICANT COMPETITION IN EACH OF OUR LINES OF BUSINESS, AND OUR COMPETITORS MAY POSSESS SIGNIFICANTLY MORE RESOURCES THAN WE DO.

  Many of our competitors are larger and have substantially greater resources than we do. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space industry and many with greater financial resources than Orbital, will seek to produce products or services that compete with our products or services. Any such foreign competitor could benefit from subsidies from or other protective measures by its home country.

ORBIMAGE'S INABILITY TO CONSUMMATE A CONSENSUAL PLAN OF REORGANIZATION COULD PRESENT A LITIGATION RISK.

  ORBIMAGE has experienced serious financial difficulties. ORBIMAGE is negotiating a consensual plan of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code with its major creditors and shareholders, including us. We are ORBIMAGE's supplier of satellites and launch services. If ORBIMAGE is unable to proceed with a consensual plan of reorganization, we could be subject to litigation brought by ORBIMAGE, its other shareholders and/or its creditors. The outcome of any such litigation is uncertain.

  During the second quarter of 2000, we agreed to temporarily refund $20 million to ORBIMAGE in January 2001 from amounts previously paid by ORBIMAGE under its procurement agreement with us, provided, however, that such obligation would be terminated if we were to successfully broker a renegotiation of ORBIMAGE's license agreement for worldwide RadarSat-2 satellite distribution rights with MDA by January 2001. The existing RadarSat-2 agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. RadarSat-2 distribution rights. We believe that as a result, our obligation to temporarily refund $20 million was extinguished. ORBIMAGE has notified us of its position that, notwithstanding the renegotiation of the license agreement, the $20 million refund is now due and payable. We dispute that position. In our negotiations of a consensual plan of reorganization for ORBIMAGE, we are seeking general mutual releases of potential claims, such as the one described above and any others that may be asserted.

THE LOSS OF EXECUTIVE OFFICERS COULD ADVERSELY AFFECT OUR OPERATIONS.

  Our inability to retain our executive officers and other key employees in the future could have an adverse effect on our operations.

ITEM 2. PROPERTIES

  We lease approximately 1,000,000 square feet of office, engineering and manufacturing space in various locations in the United States, as summarized in the table below:

             BUSINESS UNIT                        PRINCIPAL LOCATION(S)
             -------------                        ---------------------
Corporate Headquarters                   Dulles, Virginia
Launch Vehicles and Advanced Programs    Dulles, Virginia; Chandler, Arizona
Satellites and Related Space Systems     Dulles, Virginia; Greenbelt, Maryland
Electronic Systems                       Columbia, Maryland

  We also own a 125,000 square foot state-of-the-art satellite manufacturing facility that houses our satellite manufacturing, assembly and testing activities in Dulles, Virginia. This facility has been pledged as collateral to our primary lenders.

  We believe that our existing facilities are adequate for our requirements.

ITEM 3. LEGAL PROCEEDINGS

  On December 6, 2001, the company and P.T. Media Citra Indostar agreed to settle claims that the parties were arbitrating. The settlement did not materially impact the company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There was no matter submitted to a vote of our security holders during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, age and position of each of the executive officers of Orbital as of March 1, 2002. All executive officers are elected annually and serve at the discretion of the Board of Directors.

NAME                                           AGE                      POSITION
----                                           ---                      --------
David W. Thompson............................  47    Chairman of the Board and Chief Executive
                                                     Officer
James R. Thompson............................  65    Director, President and Chief Operating
                                                     Officer, Acting General Manager/Electronic
                                                     Systems Group

NAME                                           AGE                      POSITION
----                                           ---                      --------
Garrett E. Pierce............................  57    Director, Executive Vice President and Chief
                                                     Financial Officer
Leslie C. Seeman.............................  49    Executive Vice President, General Counsel and
                                                     Secretary
Ronald J. Grabe..............................  56    Executive Vice President and General
                                                     Manager/Launch Systems Group
Antonio L. Elias.............................  52    Executive Vice President and General
                                                     Manager/Advanced Programs Group
John M. Danko................................  60    Senior Vice President and Acting General
                                                     Manager/Space Systems Group

  David W. Thompson is a co-founder of Orbital and has been Chairman of the Board and Chief Executive Officer of Orbital since 1982. From 1982 until October 1999, he also served as our President. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory. Mr. Thompson is a Fellow of the American Institute of Aeronautics and Astronautics, the American Astronautical Society and the Royal Aeronautical Society and was recently elected to the U.S. National Academy of Engineering.

  James R. Thompson (who is not related to David W. Thompson) has been President and Chief Operating Officer since October 1999 and a director of the Company since 1992. He has been Acting General Manager of our Electronic Systems Group since 2001. From 1993 until October 1999, Mr. Thompson served as Executive Vice President and General Manager/Launch Systems Group. Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to 1993. He was Deputy Administrator of NASA from 1989 to 1991. From 1986 until 1989, Mr. Thompson was Director of NASA's Marshall Space Flight Center. Mr. Thompson was Deputy Director for Technical Operations at Princeton University's Plasma Physics Laboratory from 1983 through 1986. Before that, he had a 20-year career with NASA at the Marshall Space Flight Center. He is a director of SPACEHAB Incorporated.

  Garrett E. Pierce has been Executive Vice President and Chief Financial Officer since August 2000 and a director of the Company since August 2000. From 1996 until July 2000, he was Executive Vice President and Chief Financial Officer of Sensormatic Electronics Corp., where he was also named Chief Administrative Officer in July 1998. From 1993 to 1996, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a supplier of microwave, radio frequency and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was with Materials Research Corporation, a provider of thin film equipment and high purity materials to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and Chief Executive Officer. Materials Research Corporation was acquired by Sony Corporation as a wholly owned subsidiary in 1989. From 1972 to 1980, Mr. Pierce held various management positions with AlliedSignal.

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

  Antonio L. Elias has been Executive Vice President and General Manager/Advanced Programs Group since October 2001, and was Senior Vice President and General Manager/Advanced Programs Group since August 1997. From January 1996 until August 1997, Dr. Elias served as Senior Vice President and Chief Technical Officer of Orbital. From May 1993 through December 1995 he was Senior Vice President for Advanced Projects and was Senior Vice President/Space Systems Division from 1990 to April 1993. He was Vice President/Engineering of Orbital from 1989 to 1990 and was Chief Engineer from 1986 to 1989. From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology. He was elected to the National Academy of Engineering in 2001.

  John M. Danko has served as Senior Vice President and Acting General Manager/Space Systems Group since January 2002. From 1998 until the end of 2001, he served as Deputy General Manager/ Space Systems Group. He previously was in charge of our Technical Services Division, a position he had held since 1989 at one of our predecessor companies. Mr. Danko held various positions with OAO Corporation from 1975 until 1989, including general manager of the aerospace division when it was formed in 1980.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  On March 15, 2002, there were 1,472 Orbital stockholders of record.

  Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol ORB. The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

                           2001                           HIGH           LOW
                           ----                          ------         ------
                        4th Quarter                      $4.35          $1.20
                        3rd Quarter                      $4.25          $1.62
                        2nd Quarter                      $6.08          $2.64
                        1st Quarter                      $8.59          $4.25

                           2000                           HIGH            LOW
                           ----                          ------         --------
                        4th Quarter                      $ 9.00         $   3.69
                        3rd Quarter                      $15.50         $   7.63
                        2nd Quarter                      $15.31         $  11.00
                        1st Quarter                      $19.50         $  12.81

  We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. Moreover, we are prohibited from paying cash dividends under our credit facility.

  The transfer agent for our common stock and the warrant agent for our outstanding common stock warrants is:

        EquiServe Trust Company, N.A.
        P.O. Box 43010
        Providence, RI 02940
        Telephone: (781) 575-3170
        www.equiserve.com

  The trustee for our 5% convertible subordinated notes due 2002 is:

        Deutsche Bank AG, New York Branch
        31 W. 52nd St.
        New York, NY 10019

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

  On December 12, 2001, we issued 100,000 shares of our common stock to Mr. Thomas van der Heyden in settlement for claims that we and Mr. van der Heyden had been arbitrating. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities

Act"), based upon representations made by the purchasers as to their investment intent and sophistication in purchasing the shares. The shares were not sold by any form of general solicitation.

  On December 31, 2001, we issued 1,709,627 shares of our common stock to the ORBCOMM estate in connection with the liquidating plan of reorganization for ORBCOMM Global, L.P. These shares were issued pursuant to an exemption from registration under Section 1145 of the U.S. Federal Bankruptcy Code by Orbital, as an affiliate participating in a joint plan with ORBCOMM, in exchange for claims against interests in or claims for administrative expenses in ORBCOMM's Chapter 11 reorganization case.

  On February 27, 2002, we issued 300,000 shares of our common stock to PT Media Citra Indostar and its law firm in settlement for claims that we and PT Media Citra Indostar had been arbitrating. The shares were issued pursuant to Section 4(2) of the Securities Act based upon representations made by the purchasers as to their investment intent and sophistication in purchasing the shares. The shares were not sold by any form of general solicitation.

  We did not receive any cash proceeds from the above issuances of our common stock.

  On March 20, 2001, we issued 14,500 shares of our common stock to Scotiabank Inc. pursuant to its exercise of warrants dated January 15, 2000. The warrants were issued pursuant to our then primary credit facility. The company received $145 in proceeds from the warrant exercise. The shares were issued pursuant to
Section 4(2) of the Securities Act based upon representations made by the purchaser as to its investment intent and sophistication in purchasing the shares. The shares were not sold by any form of general solicitation.

  On August 31, 2001, we issued 4,631,121 common stock warrants to a class of shareholder plaintiffs in settlement of a class action lawsuit. The warrants have an exercise price of $4.82 per share and expire on August 31, 2004. The warrants were issued pursuant to Section 3(a)(10) of the Securities Act. We did not receive any cash proceeds from the issuance of the warrants. None of these warrants had been exercised as of December 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data of the company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from the company's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2001 consolidated financial statements.

                                                                  YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                  2001         2000         1999         1998         1997
                                               ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
OPERATING DATA:
  Revenues...................................  $  415,249   $  379,539   $  459,700   $  422,117   $  312,332
  Costs of goods sold........................     387,433      379,504      437,409      327,756      242,373
                                               ----------   ----------   ----------   ----------   ----------
  Gross profit...............................      27,816           35       22,291       94,361       69,959
  Operating expenses.........................      80,789      165,499       95,849       72,577       69,095
                                               ----------   ----------   ----------   ----------   ----------
  Income (loss) from operations..............     (52,973)    (165,464)     (73,558)      21,784          864
  Allocated share of losses of affiliates....     (26,495)    (119,183)     (97,008)     (76,815)     (25,094)
  Other income (expense), net................     (16,146)     (18,929)     (13,714)         431       23,017
                                               ----------   ----------   ----------   ----------   ----------
  Income (loss) before provision for income
    taxes and discontinued operations........     (95,614)    (303,576)    (184,280)     (54,600)      (1,213)
  (Provision) benefit for income taxes.......          --       (9,886)          --        1,127      (10,894)
                                               ----------   ----------   ----------   ----------   ----------
  Income (loss) from continuing operations...     (95,614)    (313,462)    (184,280)     (53,473)     (12,107)
  Income (loss) from discontinued
    operations...............................     114,565       35,272       62,343       (3,079)         702
                                               ----------   ----------   ----------   ----------   ----------
  Net income (loss)..........................  $   18,951   $ (278,190)  $ (121,937)  $  (56,552)  $  (11,405)
                                               ==========   ==========   ==========   ==========   ==========
INCOME (LOSS) PER COMMON SHARE(1):
  Income (loss) from continuing operations...  $    (2.49)  $    (8.36)  $    (4.94)  $    (1.50)  $    (0.37)
  Income (loss) from discontinued
    operations...............................        2.98         0.94         1.67        (0.09)        0.02
                                               ----------   ----------   ----------   ----------   ----------
  Net income (loss)..........................  $     0.49   $    (7.42)  $    (3.27)  $    (1.59)  $    (0.35)
                                               ==========   ==========   ==========   ==========   ==========
  Shares used in computing per share
    amounts..................................  38,424,363   37,467,520   37,281,065   35,624,888   32,283,138
BALANCE SHEET DATA:
  Cash, restricted cash and short-term
    investments..............................  $   74,030   $   52,049   $   77,099   $    7,922   $    8,735
  Net working capital........................     (63,384)    (160,963)     (39,032)      24,038       53,298
  Total assets...............................     432,734      516,213      855,991      782,643      669,634
  Short-term borrowings......................     103,710      134,431       85,397       24,588       28,233
  Long-term obligations, net.................       4,665      108,291      235,454      176,522      196,475
  Stockholders' equity.......................      94,285       44,151      306,792      419,352      313,984

---------------
(1) Income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods. Income (loss) per common share, assuming dilution, is calculated using the weighted average number of shares and dilutive equivalent shares outstanding during the periods, plus the dilutive effect of an assumed conversion of our convertible subordinated notes. Per share amounts assuming dilution for 1997 through 2001 are the same as the per share amounts shown in this table.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  With the exception of historical information, the matters discussed below under the headings "Consolidated Results of Operations for the Years Ended December 31, 2001, 2000 and 1999," "Liquidity and Capital Resources" and elsewhere in this Annual Report include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. We wish to caution readers that a number of important factors, including those identified above in "Item 1 -- Special Note Regarding Forward-Looking Statements" and
"-- Risk Factors Related to Our Business and Our Industry," may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement.

  Orbital designs, manufactures, operates and markets a broad range of space-related systems for commercial, civil government and military customers. Our primary products include low-orbit, geosynchronous-orbit and planetary spacecraft for communications, remote sensing and scientific missions; ground-and air-launched rockets that deliver satellites into orbit; and missile defense boosters that are used as interceptor and target vehicles for missile defense systems. We also offer space-related technical services to government agencies and develop and build satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.

  During 2001, we continued to implement our strategy to focus on our core space technology businesses. Part of this strategy included the sale of certain non-core businesses. In 2000, we sold our Fairchild Defense electronics business unit ("Fairchild"). In 2001, we sold Magellan Corporation ("Magellan"), our 60% interest in Navigation Solutions LLC ("NavSol"), our sensors systems division ("Sensors"), and our entire remaining interest in MacDonald Dettwiler and Associates Ltd. ("MDA"). The financial results of these businesses are no longer included in our results from continuing operations. The gains and losses on the sales of these businesses, as well as the results of their operations, are reported as "discontinued operations."

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

  The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions, including those related to long-term contracts and incentives, inventories, long-lived assets, warranty obligations, income taxes, contingencies and litigation, and the carrying values of assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

  The following is a summary of Orbital's most critical accounting policies used in the preparation of our consolidated financial statements.

  - Our revenue is derived primarily from long-term contracts. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract.

     Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management's assumptions regarding future operations of the company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded. Accordingly, our recorded revenues and gross profits from year to year can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding allocated general and administrative expense, is recorded in the period in which the loss is first estimated.

     Certain contracts include incentive provisions for increased or decreased revenue and profit based on actual performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria. Should we fail to perform sufficiently under such contracts, previously recognized revenues could be reversed and/or future period revenues could be reduced.

  - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated realizable or market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  - We self-construct some of our ground and airborne support equipment and special test equipment utilized in the manufacture, production and delivery of some of our products. We capitalize direct costs incurred in constructing such equipment and certain allocated indirect costs. Recovery of these assets is subject to the continuation of certain of our long-term contracts and could be adversely impacted by technological changes and innovation.

  - We record a liability in connection with various warranty obligations of the company. Our warranty obligations are affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required resulting in additional income statement charges.

  - We have recorded a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

  - We use the equity method of accounting for affiliates that the company has the ability to significantly influence but not control. In accordance with the equity method of accounting, we record our proportionate share of the affiliate's income or losses. We continue to recognize equity losses of an affiliate even if such losses exceed our book value of such affiliate, as long as we consider providing additional funding to such affiliate.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

  Revenues - Our consolidated revenues were $415.2 million, $379.5 million and $459.7 million in 2001, 2000 and 1999, respectively. Revenues increased in 2001 primarily as a result of new launch vehicle contracts and new and existing electronic systems contracts. Consolidated revenues in 2000 and 1999 included $12.1 million and $80.6 million, respectively, from sales to our unconsolidated affiliates, ORBCOMM Global, L.P. ("ORBCOMM") and Orbital Imaging Corporation ("ORBIMAGE"). We stopped recognizing revenues on sales to ORBCOMM and ORBIMAGE effective June and July 2000, respectively, as a result of the weakened financial condition of these entities. The decrease in revenues from 1999 to 2000 related primarily to the suspension of revenue recognition on ORBCOMM and ORBIMAGE contracts in 2000.

  Gross Profit - Our consolidated gross profit was $27.8 million, $35,000 and $22.3 million in 2001, 2000 and 1999, respectively. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead. Gross profit in 2001 includes a $13.0 million favorable revenue and gross profit adjustment as a result of an X-34 contract settlement reached with the National Aeronautics and Space Administration ("NASA") that is discussed below. Our gross profit in 2001 was adversely affected by a $20.7 million charge in the fourth quarter of 2001 to write down inventory related to the OrbView-3 satellite and to accrue for the expected remaining costs to complete this contract, and by $4.0 million of other contract-related charges. Gross profit in 2001 was also adversely impacted by cost overruns and contract losses related to certain other satellite construction contracts, although these losses were not as large as similar contract losses in 2000. Gross profit in 2000 was adversely affected by significant cost overruns and contract losses related to a few major satellite contracts, including the company's procurement contract with ORBIMAGE to construct the OrbView-3 and OrbView-4 satellites. Costs related to the termination of an electronic systems contract also contributed to the lower gross profit in 2000.

  Research and Development Expenses - Research and development expenses represent our self-funded product research and development activities and exclude direct customer-funded development activities. Research and development expenses were $7.7 million (2% of revenues), $10.1 million (3% of revenues) and $18.9 million (4% of revenues) in 2001, 2000 and 1999, respectively. Research and development expenses in 2001 and 2000 related primarily to the development of improved launch vehicles and satellites. In 1999, significant research and development expenses were incurred for the development of electronic systems proprietary software.

  Selling, General and Administrative Expenses - Selling, general and administrative expenses were $61.6 million (15% of revenues), $68.5 million (18% of revenues) and $55.6 million (12% of revenues) in 2001, 2000 and 1999, respectively. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses, as well as the costs of our finance, legal, administrative and general management functions. The decrease in selling, general and administrative expenses from 2000 to 2001 was primarily attributable to the absence in 2001 of certain specific charges that were incurred in 2000 as discussed below, and to the reversal in 2001 of a $3.4 million provision for X-34-related receivables. Selling, general and administrative expenses in 2001 also included, however, a $4.9 million provision for unoccupied office space and facility sublease losses and a $4.3 million provision for estimated unrecoverable amounts related to the OrbView-4 satellite construction program recorded in 2001. The increase from 1999 to 2000 was primarily attributable to a $5.2 million provision for unoccupied office space and facility sublease losses, a $3.4 million provision for X-34-related receivables and a $2.7 million provision for ORBIMAGE-related receivables that were recorded in 2000.

  In March 2001, NASA terminated for convenience the X-34 reusable launch vehicle program. At that time, due to the uncertainties related to recovering uncompensated costs from NASA, the company determined that its estimated future cash flows from X-34-related property, plant and equipment would not be sufficient to recover the recorded cost. In the fourth quarter of 2000, we recorded an asset impairment charge of $15.9 million to write down X-34-related property, plant and equipment to their estimated realizable value, and a $3.4 million provision for potentially uncollectible receivables, which was recorded as selling, general and administrative expense. In August 2001, we received a $10.0 million provisional settlement payment from NASA and we reversed the previously-recorded $3.4 million provision for uncollectible receivables in the second quarter of 2001. In January 2002, NASA and Orbital agreed to settle and close out the contract for an additional payment of $13.0 million to Orbital. Accordingly, a $13.0 million contract revenue adjustment was recorded in the fourth quarter of 2001.

  Litigation-Related Settlements - In the third and fourth quarters of 2001, we agreed to settle several disputes that were the subject of arbitration proceedings. The company recorded charges totaling $5.4 million in 2001 for these litigation-related settlements. In 2000, an $11.5 million charge was recorded in connection with the July 2000 settlement of a class-action lawsuit against the company.

  Interest Expense - Interest expense, before deducting capitalized interest, was $21.7 million, $25.9 million and $22.9 million for 2001, 2000 and 1999, respectively. No interest was capitalized in 2001, and $1.8 million and $3.1 million was capitalized in 2000 and 1999, respectively. Interest expense in 2001 includes $4.5 million related to a vendor financing agreement. Interest expense in 2001 on bank debt and other borrowings decreased, but not in proportion to the decrease in outstanding debt as a result of one-time fees incurred in 2001 to amend our primary credit facility and to enter into a second credit facility. In addition, interest expense in 2001 included the acceleration of the amortization of prepaid financing costs related to the permanent reduction of borrowing capacity on these facilities. Interest expense increased in 2000 from 1999 as a result of higher average borrowings and higher interest rates.

  Other Income, Net - Other income, net, was $5.5 million, $5.1 million and $6.1 million for 2001, 2000 and 1999, respectively. Interest earnings on cash equivalents, short-term investments and realized gains and losses on investments included in other income was $1.4 million, $3.2 million and $3.8 million for 2001, 2000 and 1999, respectively. Interest income decreased in 2001 as compared to 2000 as a result of smaller average investments and lower interest rates. Other income in 2001 included $3.7 million of insurance proceeds that we received related to the BSAT-2b satellite launch failure in July 2001. Other income in 2000 also included $1.2 million of insurance proceeds that we received related to ORBCOMM satellites.

  Provision for Doubtful ORBCOMM Accounts - In September 2000, ORBCOMM and its subsidiaries commenced a reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, we recorded a $53.7 million charge to write down ORBCOMM receivables to their estimated realizable value in 2000. In 2000, we also wrote off our investment in ORBCOMM as discussed below.

  Asset Impairment Charges - In 2000, we recorded a $15.9 million asset impairment charge related to the termination of the X-34 program as discussed previously. In 1999, we recorded a $15.2 million asset impairment charge when we determined that the carrying value of a specialized voice communications satellite system that we had constructed and launched would no longer be recoverable through the expected future sales of the related products and services.

Allocated Share of Losses of Affiliates - The allocated share of losses of unconsolidated affiliates was as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                 2001        2000         1999
                                               --------    ---------    --------
ORBCOMM(1)...................................  $ (6,500)   $ (92,723)   $(73,560)
ORBIMAGE(2)..................................   (19,091)     (28,223)     (5,614)
Other(3).....................................      (904)       1,763     (17,834)
                                               --------    ---------    --------
                                               $(26,495)   $(119,183)   $(97,008)
                                               ========    =========    ========

(1) We accounted for our limited partnership interest in ORBCOMM using the equity method of accounting through the second quarter of 2000. As a result of ORBCOMM's Chapter 11 filing in September 2000, we wrote off our $56.9 million investment in ORBCOMM in 2000 and, accordingly, we ceased recognizing equity losses for ORBCOMM. ORBCOMM's liquidating plan of reorganization became effective in the fourth quarter of 2001. In connection with confirmation of the reorganization plan, we contributed approximately 1.7 million shares of our common stock to the ORBCOMM estate and recorded a $6.5 million charge for the fair value of such shares.

(2) We own 99.9% of the common stock of ORBIMAGE or approximately 52% of the outstanding equity of ORBIMAGE at December 31, 2001, assuming conversion of all of ORBIMAGE's outstanding convertible preferred stock. We are able to exercise significant influence over ORBIMAGE's operational and financial affairs, but we do not control such affairs. Accordingly, we use the equity method of accounting for our ownership interest in ORBIMAGE. In 1999, 2000 and through June 30, 2001, we recognized 100% of ORBIMAGE's losses, including preferred stock dividends, in allocated share of losses of affiliates in the statements of operations. In 2000 and 2001, such losses exceeded our investment in ORBIMAGE. While we are not legally obligated for the liabilities of ORBIMAGE, we recognized such additional losses because of our 99.9% common stock ownership and our previous intentions regarding potential funding of ORBIMAGE. As a result of the further deterioration of ORBIMAGE's financial position, in the third quarter of 2001, we determined that we would not provide any future funding to ORBIMAGE beyond our then existing commitments. Additionally, we determined that the recognized losses exceeded any future funding or investment that we would provide to ORBIMAGE and any likely exposure should claims by ORBIMAGE, its other shareholders and/or its creditors be brought against us. Furthermore, we determined that if an acceptable ORBIMAGE restructuring plan is not completed, we would abandon our investment in ORBIMAGE. Accordingly, we ceased recognizing ORBIMAGE losses as of July 1, 2001. As of December 31, 2001 and 2000, recognized losses exceeded our investment in ORBIMAGE by $40.6 million and $21.5 million, respectively, and such amounts are reported as "allocated losses of affiliate in excess of cost of investment" on the consolidated balance sheets. The disposition of the $40.6 million balance is dependent upon the future of ORBIMAGE as an entity, and could include, among other outcomes, a full or partial reversal of this balance from future earnings of ORBIMAGE or, in the event that ORBIMAGE were to restructure through bankruptcy or liquidate and dissolve, the remaining balance would be reversed at that time.

(3) In 1998, we acquired an equity interest in, and entered into a satellite procurement contract with, CCI International, N.V. ("CCI"), a start-up satellite voice communications provider. In 1999, we concluded that our investment in CCI was impaired and we recorded a charge of $11.1 million to write off this investment.

  Provision for Income Taxes - We did not record an income tax benefit in 2001, 2000 or 1999 related to the losses for these periods because such benefit could not be reasonably assured from future operating results. In 2000, we recorded a $9.9 million income tax provision to provide a full valuation allowance for our deferred tax assets. Valuation allowances are used to reduce net deferred tax assets to the amount considered more likely than not to be realized.

  Discontinued Operations - During 2001, 2000 and 1999, we sold various equity investments, divisions and subsidiaries. During 2001, we sold Sensors, our interests in Magellan and NavSol and our remaining interest in MDA. In 2000, we sold Fairchild and MDA completed an initial public offering of common stock. In 1999, MDA issued common stock to a group of minority investors. These transactions resulted in net gains of $114.7 million, $39.7 million and $58.6 million in 2001, 2000 and 1999, respectively, which are reported as a component of discontinued operations. The combined net financial position and operating results of Magellan, NavSol, Sensors, MDA and Fairchild have been presented in the accompanying financial statements as discontinued operations for all periods presented. The income (losses) related to these businesses were ($0.2) million, ($4.4) million and $3.7 million in 2001, 2000 and 1999, respectively.

  Net Income (Loss) - Our consolidated losses from continuing operations were $95.6 million, $313.5 million and $184.3 million in 2001, 2000 and 1999, respectively. Our income from discontinued operations, including the gains on the sales of such operations, was $114.6 million, $35.3 million and $62.3 million in 2001, 2000 and 1999, respectively. Net income (loss) was $18.9 million, ($278.2) million and ($121.9) million in 2001, 2000 and 1999, respectively.

SEGMENT RESULTS

  Our products and services are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems and (iii) electronic systems. All other activities of the company, as well as consolidating eliminations and adjustments, are reported in corporate and other. The following tables summarize revenues and income (loss) from operations from our reportable business segments and corporate and other (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                 2001        2000         1999
                                               --------    ---------    --------
REVENUES
Launch Vehicles and Advanced Programs........  $146,429    $ 124,099    $165,074
Satellites and Related Space Systems.........   207,745      219,499     260,189
Electronic Systems...........................    65,061       53,487      43,138
Corporate and Other..........................    (3,986)     (17,546)     (8,701)
                                               --------    ---------    --------
TOTAL........................................  $415,249    $ 379,539    $459,700
                                               ========    =========    ========

INCOME (LOSS) FROM OPERATIONS
Launch Vehicles and Advanced Programs........  $ 19,305    $ (15,762)   $ (6,682)
Satellites and Related Space Systems.........   (47,851)     (43,462)    (20,118)
Electronic Systems...........................     1,553       (8,873)    (12,387)
Corporate and Other..........................   (20,560)     (32,154)    (34,371)
ORBCOMM Write Off............................        --      (53,713)         --
Litigation-related Settlements...............    (5,420)     (11,500)         --
                                               --------    ---------    --------
TOTAL........................................  $(52,973)   $(165,464)   $(73,558)
                                               ========    =========    ========

  Launch Vehicles and Advanced Programs - Revenues in this segment increased in 2001 as compared to 2000 due to a $23.8 million increase in revenues from launch vehicles that was partly offset by a $1.5 million decrease in revenues from advanced programs. The increase in launch vehicle revenues was largely attributable to increased suborbital business, including $18.5 million in new contract work on initial design and development activity on an interceptor booster system in support of the National Missile Defense program and a considerable increase in revenues on the Supersonic Sea Skimming Target (SSST) development program for the U.S. Navy, which contributed $17.6 million in revenue in 2001, or $15.1 million more than in the prior year. Offsetting these 2001 increases in launch vehicle revenues was the absence of revenue on the ORBIMAGE and ORBCOMM contracts in 2001, which totaled $7.0 million in 2000, and a slowdown in our Minotaur space launch program with the U.S. Air Force.

  Revenues from advanced programs decreased in 2001 primarily as a result of NASA's termination for convenience of the X-34 program in March 2001. As discussed previously, we recorded an asset impairment charge of $15.9 million to write down X-34-related property, plant and equipment to their estimated realizable values and a $3.4 million provision for potentially uncollectible receivables in the fourth quarter of 2000. In connection with the related provisional and final settlements of the contract closeout, we reversed the $3.4 million provision for uncollectible receivables in the second quarter of 2001 and we recorded a $13.0 million favorable revenue adjustment in the fourth quarter of 2001.

  Revenues from launch vehicles and advanced programs decreased significantly from 1999 to 2000 primarily due to the suspension of revenue recognition under our procurement agreements with ORBCOMM and ORBIMAGE. Additionally, revenues from advanced programs decreased in 2000 due to a decrease in the percentage of the X-34 contract completed in 2000 as compared to 1999.

  Operating income from launch vehicles and advanced programs increased in 2001 as compared to 2000 primarily due to the X-34 adjustments recorded in 2000 and 2001 discussed above. Launch vehicle operating income was higher in 2001 as compared to 2000 primarily due to profits on contracts awarded in 2001 for new suborbital business and improved margins on space launch vehicle programs, offset in part by $4.0 million of other contract-related charges.

  Operating losses from launch vehicles and advanced programs increased in 2000 as compared to 1999 primarily due to cost growth on launch vehicle programs, which was caused by schedule delays, $19.3 million of X-34-related charges in 2000 and a $1.7 million provision for facility sublease losses. Operating income in 1999 also was negatively affected by a $14.8 million write down related to certain software and inventory produced under a contract that was cancelled in 1999.

  Satellites and Related Space Systems - Revenues from satellites and related space systems decreased in 2001 as compared to 2000, in spite of the significant increase in revenues attributable to our geosynchronous communication satellites product line, which increased from $90.0 million in 2000 to $118.5 million in 2001. Revenues from our other product lines decreased by $40.3 million from 2000 to 2001 due in part to the completion of the construction phase in 2000 of a scientific satellite for NASA, the absence in 2001 of ORBCOMM and ORBIMAGE procurement contract revenues, which totaled $10.5 million in 2000, and an approximately $8.0 million decrease in revenues from our technical services business. The decrease in technical services revenues is primarily due to the fact that we are no longer the prime contractor on certain engineering support contracts as a result of the U.S. government's policy of awarding such prime contracts to small and minority-owned businesses, although we generally continue to perform as a subcontractor on the same or comparable contracts.

  Revenues from satellites and related space systems decreased significantly from 1999 to 2000 primarily due to the suspension of revenue recognition under the company's procurement agreements with ORBCOMM and ORBIMAGE and the cancellation of a major satellite construction contract in the fourth quarter of 1999 by a foreign customer as a result of difficulties in obtaining the necessary U.S. government export authorizations. Additionally, revenues from a commercial geosynchronous satellite contract declined in 2000 due to a decrease in the percentage of the contract completed in 2000 as compared to 1999.

  The operating loss from satellites and related space systems increased in 2001 as compared to 2000 primarily as a result of a $20.7 million charge in the fourth quarter of 2001 to write down inventory related to the OrbView-3 satellite and to accrue the expected remaining costs to complete this contract. Excluding the OrbView-3 satellite charge, the operating loss from satellites and related space systems decreased $16.3 million in 2001 as compared to 2000 largely due to the completion of certain satellite construction contracts for which we had experienced significant cost overruns in 2000. We continued to experience cost growth in 2001 on several other programs, primarily attributable to the non-recurring development and production activities on our geosynchronous satellite construction contracts. However, these contract losses were not as significant in 2001 as they were in 2000. The operating loss from satellites and related space systems increased in 2000 as compared to 1999 primarily due to significant cost growth resulting in contract losses on a number of satellite construction programs.

  Electronic Systems - Revenues from electronic systems increased in 2001 as compared to 2000 and in 2000 as compared to 1999, primarily as a result of new contracts won in each period.

  Operating income from electronic systems increased in 2001 as compared to 2000 due primarily to a decrease in product development costs in 2001 and contract termination costs incurred in 2000. The operating loss from electronic systems decreased in 2000 as compared to 1999 primarily due to a decrease in development costs related to proprietary software.

  Corporate and Other - Revenue adjustments in corporate and other include the elimination of intercompany revenues, as well as adjustments to properly report revenues on certain contracts that are performed by more than one business unit. The reduction in such eliminations and adjustments in 2001 as compared to 2000 was primarily attributable to a reduction of intercompany revenues and the absence in 2001 of consolidation adjustments related to the ORBIMAGE, ORBCOMM and X-34 contracts. The increase in the eliminations and adjustments in 2000 as compared to 1999 was attributable to intercompany contract adjustments relating to the ORBIMAGE and ORBCOMM contracts.

  Corporate and other expenses include various corporate general and administrative activities that are not allocated to the operating segments, as well as consolidating adjustments for intracompany contracts. Corporate and other expenses in 2001 include a $4.3 million provision for potentially unrecoverable amounts related to the OrbView-4 satellite construction program and a $4.9 million provision for unoccupied office space and facility sublease losses. Corporate and other expenses in 2000 included a $2.7 million write off related to ORBIMAGE administrative services accounts receivable, a $4.9 million write off of other assets and a $3.5 million provision for unoccupied office space and facility sublease losses. In addition, corporate and other expenses for 2000 and 1999 included consolidating entries related to the ORBCOMM and ORBIMAGE contracts.

  ORBCOMM Write Off - As discussed previously, in 2000 we recorded a $53.7 million charge to write down ORBCOMM receivables to their estimated realizable value.

LIQUIDITY AND CAPITAL RESOURCES

  Our liquidity has been, and continues to be, constrained. As of December 31, 2001, we had $63.2 million of unrestricted cash and cash equivalents. Our 2002 beginning cash balance, operating cash flow and available borrowing capacity in 2002 will be insufficient to repay our $100 million subordinated convertible notes that become due on October 1, 2002. While we currently expect that our 2002 beginning cash balance and our primary credit facility (discussed below) will be sufficient to meet our operating and capital expenditure requirements in 2002, there can be no assurance that this will be the case.

  During 2001, we funded our capital requirements for operations through cash from operations, cash on hand, bank debt, vendor financing and the proceeds from dispositions of various business units. During 2001, we also consolidated certain business operations, reduced our workforce and implemented other cost-cutting measures.

  We reported a $73.0 million net use of cash from continuing operations in 2001, as compared to $1.2 million of cash provided from continuing operations in 2000 and a $44.1 million net use of cash from continuing operations in 1999. The $73.0 million of cash used in continuing operations in 2001 was primarily attributable to our operating loss, compounded by a $39.5 million increase in receivables. In 2000, cash used to fund our operating loss was largely offset by a reduction of receivables and an increase in payables and accrued expenses. The $44.1 million of cash used in continuing operations in 1999 was primarily attributable to operating losses, compounded by a net decrease in working capital.

  Our investing activities provided $237.0 million and $42.7 million in cash during 2001 and 2000, respectively, primarily due to the sales of assets and subsidiary equity in those years. In 2001, we sold our entire remaining interest in MDA, our interest in Magellan and NavSol and our Sensors unit for net proceeds of $244.9 million. In 2000, the sale of Fairchild and MDA's initial public offering of common stock provided net proceeds of $115.6 million. In 2001 and 2000, the primary uses of cash for investing activities were capital expenditures in our continuing operations and capital expenditures and the acquisition of businesses in our discontinued operations. In 1999, we reported a $97.0 million net use of cash for investing activities. In 1999, we received net proceeds of $73.4 million from our sale of MDA shares, we used cash in our continuing operations for capital expenditures and investments in affiliates, such as NavSol and ORBCOMM, and our discontinued businesses used cash for capital expenditures and acquisitions of businesses.

  Our financing activities used $137.9 million and $86.6 million of cash in 2001 and 2000, respectively, and provided $123.3 million of cash in 1999. During the second and third quarters of 2001, we repaid our primary credit facility using cash proceeds from the sales of businesses as required under the terms of that credit facility. At December 31, 2001, no borrowings were outstanding under this facility, which was formally terminated in January 2002. The primary use of cash for financing activities during 2000 was for repayments of our primary credit facility and the repayment of an advance from a joint venture partner. The cash provided by financing activities in 1999 was a result of a net increase in our borrowings under our primary credit facility.

  Our $100 million subordinated convertible notes become due on October 1, 2002. We are considering various alternatives in order to repay or restructure these notes. These alternatives include seeking to raise additional equity and/or debt capital in order to repay the notes or pursuing an exchange offer whereby we would make an offer to the noteholders to exchange the notes for new debt and/or equity securities. There can be no assurance that we will successfully raise enough capital in order to repay the notes, nor can there be any assurance that an exchange offer on terms acceptable to us can be implemented and accepted by our existing noteholders. A default by us on the convertible notes would also result in a default on our new primary credit facility described below. Our ability to continue as a going concern is contingent upon, among other factors, a successful refinancing or restructuring of the convertible notes.

  In March 2002, we entered into a new three-year primary credit facility with Foothill Capital Corporation as arranger and agent ("Foothill"). The facility includes (i) a $25 million term loan (the "Term Loan") and (ii) a $35 million revolver (the "Revolver"), of which up to $30 million may be available for borrowing depending on a monthly borrowing base calculation that is determined according to our billed and unbilled receivables. In the event that we achieve certain financial performance levels based on cash and cash flow on or after September 30, 2002, the maximum available amount under the Revolver may be increased to $35 million. The Term Loan has an interest rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association (the "Prime Rate") plus 6.00%, but not less than 11%. Borrowings under the Revolver accrue interest at a rate equal to the Prime Rate plus 2.25%, but not less than 7%. The loan agreement also provides for a letter of credit facility whereby up to $20 million of the amounts available for borrowing under our Revolver may be used for the purpose of having letters of credit issued on our behalf. The borrowings under the facility are collateralized by all of our assets, including accounts receivable, intellectual property, inventory, equipment, real estate and other assets. The loan agreement generally prohibits the sale of assets, payment of cash dividends, the making of investments and the incurrence of new debt. The loan agreement requires us to achieve specified earnings before interest, taxes, depreciation and amortization ("EBITDA") on a quarterly basis and capital expenditure targets on an annual basis. We are also required to maintain a minimum level of firm contract backlog and we are required on a monthly basis to demonstrate that we are generally executing our major contracts within estimated cost parameters. The loan agreement also imposes restrictions on our ability to refinance existing indebtedness (subject to certain exceptions) and, accordingly, Foothill's consent may be required in order to refinance our convertible notes.

  ORBIMAGE is negotiating a consensual plan of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code with its major creditors and shareholders, including Orbital (see Note 5 to the accompanying financial statements). There can be no assurance that a restructuring plan will be negotiated to the mutual satisfaction of the parties or consummated, in which case Orbital could be subject to litigation brought by ORBIMAGE, its other shareholders and/or its creditors.

  During the second quarter of 2000, Orbital agreed to temporarily refund $20 million to ORBIMAGE in January 2001 from amounts previously paid by ORBIMAGE under its procurement agreement with Orbital, provided, however, that such obligation would be terminated if Orbital were to successfully broker a renegotiation of ORBIMAGE's license agreement for worldwide RadarSat-2 satellite distribution rights with MDA by January 2001. The existing RadarSat-2 agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. RadarSat-2 distribution rights. Orbital believes that as a result, its obligation to temporarily refund $20 million was extinguished. ORBIMAGE has notified Orbital of its position that, notwithstanding the renegotiation of the license agreement, the $20 million refund is now due and payable. Orbital disputes that position. In our negotiation of a consensual plan of reorganization for ORBIMAGE, we are seeking general mutual releases of all potential claims among ORBIMAGE, its various stakeholders and Orbital.

  In 2001, ORBIMAGE entered into a new license agreement with MDA for exclusive U.S. RadarSat-2 imagery distribution rights. Under the new RadarSat-2 license agreement, two $5 million installments will be due from ORBIMAGE to MDA in 2002. If ORBIMAGE is unable to make these payments to MDA, Orbital has agreed to make such payments on its behalf in exchange for receivables from ORBIMAGE in an amount equal to the payments, to the extent that receivables are available. There can be no assurance that ORBIMAGE's receivables will be collectible.

  The following summarizes Orbital's obligations associated with debt and leases at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

                                                          TIME TO MATURITY
                                                     --------------------------
                                                     LESS THAN   ONE TO   AFTER
                                                        ONE      THREE    THREE
                                          TOTAL(1)    YEAR(1)    YEARS    YEARS
                                          --------   ---------   ------   -----
Debt(2).................................    $107       $103       $ 4      $--
Operating leases........................     139         14        39       86
Capital leases..........................       2          1         1       --
                                            ----       ----       ---      ---
TOTAL...................................    $248       $118       $44      $86
                                            ====       ====       ===      ===

(1)  Excludes $48.8 million in vendor financing as of December 31, 2001.

(2)  Assumes the $100 million convertible notes are paid in full in 2002.

  In 2000, we secured vendor financing from a launch services provider that permitted the deferral of payments due by us under certain contracts. The deferred payments, along with accrued interest at the annual interest rate of 10.5%, are due in 2002. As of December 31, 2001, $48.8 million of deferred vendor payments and accrued interest were recorded in accounts payable. This financing arrangement commits us to make progress payments to the vendor, with all payments due prior to the launch, which is expected to occur in the second quarter of 2002.

  Certain international contracts and many of our electronic systems contracts customarily require us to post performance bonds or letters of credit pending completion of work. We had $6.8 million of standby letters of credit outstanding at December 31, 2001. We have a satellite contract and a launch vehicle contract with a foreign government customer that requires us to post letters of credit supporting our performance and refund obligations under the contracts. Due to our liquidity constraints, we may not be able to issue performance bonds or letters of credit in accordance with our contractual requirements. In such circumstances, the customer may be entitled to withhold future payments or terminate its contract with us and this could result in charges or other adverse effects on our financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for as a purchase. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The company is required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will eliminate $6.0 million in amortization expense in 2002 which would have been recorded under the prior accounting rules. At December 31, 2001, the company had goodwill of approximately $109.1 million which will be tested for impairment upon adoption of SFAS No. 142. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The company has not yet determined what effect these impairment tests will have on the company's earnings and financial position.

  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This standard will be effective on January 1, 2003. The company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact upon adoption.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets and was effective for the company on January 1, 2002. Management believes that the adoption of SFAS No. 144 will not have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations on specific receivables denominated in Japanese Yen. Accordingly, the company is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. At December 31, 2001, the company had foreign currency forward exchange contracts to sell a total of 4.4 billion Japanese Yen for $34.9 million. The market value of these contracts was $36.0 million as of December 31, 2001.

  At December 31, 2001, the majority of the company's debt consisted of its $100 million 5% convertible subordinated notes that are due in October 2002. The fair market value of these convertible securities fluctuates with the company's stock price and was $73.6 million at December 31, 2001.

  The company has a deferred compensation plan for senior managers and executive officers, with a total liability balance of $4.8 million at December 31, 2001. This liability is subject to fluctuation based upon the market value of underlying securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................    32
Consolidated Statements of Operations.......................    33
Consolidated Balance Sheets.................................    34
Consolidated Statements of Stockholders' Equity.............    35
Consolidated Statements of Cash Flows.......................    36
Notes to Consolidated Financial Statements..................    37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
     Stockholders of Orbital Sciences Corporation:

  In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of ORBCOMM Global, L.P., an equity affiliate, which statements reflect total assets of $11,895,000, total revenues of $7,797,000, and net losses of $543,227,000 as of and for the year ended December 31, 2000. We did not audit the financial statements of Orbital Communications Corporation, a majority owned subsidiary, which statements reflect total assets of $31,539,000, equity in net losses of affiliates of $69,914,000, and total revenues of $2,126,000 as of and for the year ended December 31, 1999. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ORBCOMM Global, L.P., for the year ended December 31, 2000 and Orbital Communications Corporation for the year ended December 31, 1999, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

  The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations, has a net working capital deficit, and has $100 million of subordinated convertible notes due on October 1, 2002 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters, including efforts to raise additional debt and/or equity capital to refinance its outstanding convertible subordinated notes, are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
March 7, 2002

                          ORBITAL SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                       2001          2000          1999
                                                    ----------    ----------    ----------
REVENUES..........................................  $  415,249    $  379,539    $  459,700
Costs of goods sold...............................     387,433       379,504       437,409
                                                    ----------    ----------    ----------
GROSS PROFIT......................................      27,816            35        22,291
Research and development expenses.................       7,722        10,133        18,911
Selling, general and administrative expenses......      61,626        68,503        55,646
Amortization of goodwill..........................       6,021         5,739         6,075
Provision for doubtful ORBCOMM accounts...........          --        53,713            --
Asset impairment charges..........................          --        15,911        15,217
Litigation-related settlements....................       5,420        11,500            --
                                                    ----------    ----------    ----------
LOSS FROM OPERATIONS..............................     (52,973)     (165,464)      (73,558)
Interest expense, net of amounts capitalized......     (21,671)      (24,037)      (19,820)
Other income, net.................................       5,525         5,108         6,106
Allocated share of losses of affiliates...........     (26,495)     (119,183)      (97,008)
                                                    ----------    ----------    ----------
Loss before provision for income taxes and
  discontinued operations.........................     (95,614)     (303,576)     (184,280)
Provision for income taxes........................          --        (9,886)           --
                                                    ----------    ----------    ----------
LOSS FROM CONTINUING OPERATIONS...................     (95,614)     (313,462)     (184,280)
Discontinued operations:
  Income (loss) from operations...................        (155)       (4,381)        3,733
  Gain on disposal................................     114,720        39,653        58,610
                                                    ----------    ----------    ----------
Income from discontinued operations...............     114,565        35,272        62,343
                                                    ----------    ----------    ----------
NET INCOME (LOSS).................................  $   18,951    $ (278,190)   $ (121,937)
                                                    ==========    ==========    ==========
Income (loss) per common and dilutive share:
  Loss from continuing operations.................  $    (2.49)   $    (8.36)   $    (4.94)
  Income from discontinued operations.............        2.98          0.94          1.67
                                                    ----------    ----------    ----------
  Net income (loss)...............................  $     0.49    $    (7.42)   $    (3.27)
                                                    ==========    ==========    ==========
Shares used in computing per share amounts........  38,424,363    37,467,520    37,281,065
                                                    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 63,215    $ 45,076
  Restricted cash and cash equivalents......................    10,815       6,973
  Receivables, net..........................................   125,538      86,472
  Inventories, net..........................................    21,627      34,227
  Other current assets......................................     3,403       5,167
                                                              --------    --------
          Total current assets..............................   224,598     177,915
                                                              --------    --------
Non-current assets of discontinued operations, net..........        --     122,316
Property, plant and equipment, net..........................    88,795      94,088
Goodwill, net...............................................   109,088     114,597
Other non-current assets....................................    10,253       7,297
                                                              --------    --------
          Total Assets......................................  $432,734    $516,213
                                                              ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings and current portion of long-term
     obligations............................................  $103,710    $134,431
  Accounts payable..........................................    78,621      74,312
  Accrued expenses..........................................    81,765      76,523
  Net current liabilities of discontinued operations........        --      10,236
  Deferred revenues.........................................    23,886      43,376
                                                              --------    --------
          Total current liabilities.........................   287,982     338,878
                                                              --------    --------
Long-term obligations, net of current portion...............     4,665     108,291
Other non-current liabilities...............................     5,216       3,387
Allocated losses of affiliate in excess of cost of
  investment................................................    40,586      21,506
Commitments and contingencies
Stockholders' Equity:
  Preferred Stock, par value $.01; 10,000,000 shares
     authorized, none outstanding...........................        --          --
  Common Stock, par value $.01; 80,000,000 shares
     authorized, 41,240,870 and 37,729,476 shares
     outstanding, respectively..............................       412         377
  Additional paid-in capital................................   539,458     515,462
  Accumulated other comprehensive loss......................        --      (7,152)
  Accumulated deficit.......................................  (445,585)   (464,536)
                                                              --------    --------
          Total stockholders' equity........................    94,285      44,151
                                                              --------    --------
          Total Liabilities and Stockholders' Equity........  $432,734    $516,213
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   ACCUMULATED
                                  COMMON STOCK       ADDITIONAL       OTHER       RETAINED
                               -------------------    PAID-IN     COMPREHENSIVE   EARNINGS
                                 SHARES     AMOUNT    CAPITAL     INCOME (LOSS)   (DEFICIT)     TOTAL
                               ----------   ------   ----------   -------------   ---------   ---------
Balance, December 31, 1998...  37,018,256    $370     $490,540      $  (7,149)    $ (64,409)  $ 419,352

  Shares issued to employees
     and directors...........     382,558       4        7,383             --            --       7,387

  Comprehensive loss:

     Net loss................          --      --           --             --      (121,937)   (121,937)

     Translation
       adjustment............          --      --           --          1,990            --       1,990
                                                                                              ---------

  Total comprehensive loss...          --      --           --                                 (119,947)
                               ----------    ----     --------      ---------     ---------   ---------

Balance, December 31, 1999...  37,400,814     374      497,923         (5,159)     (186,346)    306,792

  Gain on investment in
     ORBCOMM.................          --      --       15,367             --            --      15,367

  Shares issued to employees
     and directors...........     328,662       3        2,172             --            --       2,175

  Comprehensive loss:

     Net loss................          --      --           --             --      (278,190)   (278,190)

     Translation
       adjustment............          --      --           --         (2,253)           --      (2,253)

     Unrealized gain on
       short-term
       investments...........          --      --           --            260            --         260
                                                                                              ---------

  Total comprehensive loss...          --      --           --                                 (280,183)
                               ----------    ----     --------      ---------     ---------   ---------

Balance, December 31, 2000...  37,729,476     377      515,462         (7,152)     (464,536)     44,151

     Shares issued to
       employees, officers
       and directors.........   1,685,593      17        5,619             --            --       5,636

     Warrants issued for
       litigation
       settlement............          --      --       11,500             --            --      11,500

     Shares issued to ORBCOMM
       and others............   1,825,801      18        6,877             --            --       6,895

  Comprehensive income:

     Net income..............          --      --           --             --        18,951      18,951

     Translation
       adjustment............          --      --           --          7,487            --       7,487

     Unrealized gain on
       short-term
       investments...........          --      --           --           (335)           --        (335)
                                                                                              ---------

  Total comprehensive
     income..................          --      --           --                                   26,103
                               ----------    ----     --------      ---------     ---------   ---------

Balance, December 31, 2001...  41,240,870    $412     $539,458      $      --     $(445,585)  $  94,285
                               ==========    ====     ========      =========     =========   =========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2001         2000         1999
                                                              ---------    ---------    ---------
Cash Flows From Operating Activities:
  Loss from continuing operations...........................  $ (95,614)   $(313,462)   $(184,280)
  Adjustments to reconcile loss from continuing operations
    to net cash provided by (used in) operating activities:
    Depreciation and amortization expense...................     22,707       22,503       21,115
    Amortization of prepaid financing costs.................      3,472        5,048        1,782
    Allocated share of losses of affiliates.................     26,495      119,183       97,008
    Stock contributions to defined contribution plan........      4,208           --           --
    Asset impairment charges................................         --       15,911       15,217
    Deferred income taxes...................................         --        9,886           --
    Provision for doubtful ORBCOMM accounts.................         --       53,713           --
    Other...................................................        949       (1,094)      11,252
  Changes in assets and liabilities, net of divestitures and acquisitions:
    Receivables.............................................    (39,500)      64,525      (18,054)
    Inventories.............................................     12,600      (14,147)        (488)
    Other assets............................................     (9,353)       8,561      (19,871)
    Accounts payable and accrued expenses...................     18,613       35,038       40,493
    Deferred revenue........................................    (19,490)      (6,717)     (10,929)
    Other liabilities.......................................      1,900        2,237        2,702
                                                              ---------    ---------    ---------
       Net cash provided by (used in) continuing
         operations.........................................    (73,013)       1,185      (44,053)
       Net cash provided by (used in) discontinued
         operations.........................................     (7,976)      34,400       71,209
                                                              ---------    ---------    ---------
       Net cash provided by (used in) operating
         activities.........................................    (80,989)      35,585       27,156
                                                              ---------    ---------    ---------
Cash Flows From Investing Activities:
  Capital expenditures......................................    (11,369)     (24,883)     (35,868)
  Net proceeds from sales of subsidiary equity and assets...    244,863      115,605       73,432
  Sales and maturities of available-for-sale investment
    securities..............................................         --        6,585        2,500
  Investments in and advances to affiliates.................         --         (595)     (63,560)
                                                              ---------    ---------    ---------
    Net cash provided by (used in) continuing operations....    233,494       96,712      (23,496)
    Net cash provided by (used in) discontinued
       operations...........................................      3,486      (54,037)     (73,533)
                                                              ---------    ---------    ---------
    Net cash provided by (used in) investing activities.....    236,980       42,675      (97,029)
                                                              ---------    ---------    ---------
Cash Flows From Financing Activities:
  Short-term borrowings, net of (repayments)................     (8,145)       1,800          338
  Principal payments on long-term obligations...............   (156,273)     (82,014)    (121,942)
  Net proceeds from issuances of long-term obligations......     30,000           --      241,342
  Net proceeds from issuances of common stock...............      1,016        2,176        7,387
  Repayments to joint venture partner.......................         --      (28,418)          --
                                                              ---------    ---------    ---------
       Net cash provided by (used in) continuing
         operations.........................................   (133,402)    (106,456)     127,125
       Net cash provided by (used in) discontinued
         operations.........................................     (4,450)      19,891       (3,871)
                                                              ---------    ---------    ---------
       Net cash provided by (used in) financing
         activities.........................................   (137,852)     (86,565)     123,254
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........     18,139       (8,305)      53,381
Cash and cash equivalents, beginning of period..............     45,076       53,381           --
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of period....................  $  63,215    $  45,076    $  53,381
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

  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as reflected in the accompanying financial statements, the company reported losses from operations and net losses from continuing operations for the past several years. In addition, the company's 2002 beginning cash balance, operating cash flow and available borrowing capacity in 2002 will be insufficient to repay the outstanding subordinated convertible notes that become due on October 1, 2002, as discussed below. The company's accumulated deficit was $445.6 million as of December 31, 2001. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The company's continuation as a going concern is dependent upon its ability to restructure its outstanding subordinated notes, meet its 2002 cash flow plan and comply with the terms of its new credit facility.

  The company's liquidity has been, and continues to be, constrained. As discussed in Note 2, to meet the company's capital and operating requirements, the company sold its interests in four businesses in 2001 and used a substantial amount of the proceeds from these divestitures to reduce debt. The company is also considering the sale of additional non-core assets. During 2001, the company also consolidated certain business operations, reduced its workforce and implemented other cost-cutting measures. As of December 31, 2001, the company had $63.2 million of unrestricted cash and cash equivalents. In March 2002, Orbital entered into a new three-year primary credit facility, which includes
(i) a $25 million term loan and (ii) a $35 million revolving line of credit facility (see Note 7).

  The company's $100 million subordinated convertible notes become due on October 1, 2002. The company is exploring various alternatives in order to repay or restructure these notes. These alternatives include seeking to raise additional equity capital and/or debt in order to repay the notes or pursuing an exchange offer whereby the company would make an offer to the noteholders to exchange the notes for new debt and/or equity securities. There can be no assurance that the company will successfully raise enough capital in order to repay the notes, nor can there be any assurance that an exchange offer on terms acceptable to the company can be implemented and accepted by the company's existing noteholders. A default by the company on the subordinated convertible notes would also result in a default on the company's new primary credit facility described above.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Orbital and all wholly and majority owned subsidiaries controlled by Orbital. All significant intercompany balances and transactions have been eliminated.

UNCONSOLIDATED AFFILIATES

  Orbital uses the equity method of accounting for affiliates that the company has the ability to significantly influence but not control. In accordance with the equity method of accounting, Orbital records the company's proportionate share of the affiliate's income or losses. Orbital continues to recognize equity losses of an affiliate even if such losses exceed the company's book value of such affiliate, as long as the company considers providing additional funding to such affiliate. Orbital uses a modified equity method of accounting for those affiliates for which Orbital has provided substantially all of the investee's funding whereby 100% of the investee's current period losses are recognized. Orbital does not recognize revenues on sales to investees for which Orbital has provided substantially all of such investee's funding. Orbital uses the cost method of accounting for investments in which it has no significant influence.

PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

  The preparation of consolidated financial statements, in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.

  Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

REVENUE RECOGNITION

  Orbital's revenue is derived primarily from long-term contracts. Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management's assumptions regarding future operations of Orbital as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and the company's profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, the company's recorded revenues and gross profits from year to year can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding allocated general and administrative expenses, is recorded in the period in which the loss is first estimated.

  Certain contracts include incentive provisions for increased or decreased revenue and profit based on actual performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria. Should Orbital fail to perform sufficiently under such contracts, previously recognized revenues could be reversed and/or future period revenues could be reduced.

COMPREHENSIVE INCOME (LOSS)

  Orbital's comprehensive income (loss) is presented in the consolidated statements of stockholders' equity. Other comprehensive income (loss) consists primarily of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

HEDGING ACTIVITY

  Orbital uses forward contracts to manage certain foreign currency exposures. Derivative instruments, such as forward contracts, are viewed as risk management tools by Orbital and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

  Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. The new accounting standard requires that the ineffective portion of all hedges, if any, is recognized currently in earnings. The adoption of this new accounting standard did not have a material impact on the company's financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

  Expenditures for company-sponsored research and development projects are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Depreciation expense is determined using the straight-line method based on the following useful lives:

Buildings......................  18 to 20 years
Machinery, equipment, software
  and intellectual property....  3 to 12 years
Leasehold improvements.........  Shorter of estimated useful life or lease term

RECOVERABILITY OF LONG-LIVED ASSETS

  Orbital's policy is to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of goodwill is evaluated based on the expected future cash flows of the related acquired businesses. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment loss is recognized and the asset is adjusted to its estimated fair value. Given the inherent technical and commercial risks within the space industry, combined with the special purpose use of certain of the company's assets, future impairment charges could be required if the company were to change its current expectation that it will recover the carrying amount of its long-lived assets from future operations.

INCOME TAXES

  Orbital recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The company records valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

STOCK-BASED COMPENSATION

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies to
(i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" ("APB 25"), and provide pro forma operating results and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The company elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure in accordance with the provisions of SFAS No. 123.

EARNINGS PER SHARE

  Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations.

  If the company had reported income from continuing operations, the number of shares, assuming conversion of the convertible notes (see Note 7) and the dilutive impact of outstanding stock options (see Note 10), would have been approximately 42.0 million for 2001, approximately 41.1 million for 2000 and approximately 41.6 million for 1999.

CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

  Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less. Restricted cash and short-term investments consist of compensating cash balances for contractual obligations and investments in securities that do not meet the definition of cash equivalents. Orbital classifies investments in debt and equity securities as either available-for-sale or trading securities and, accordingly, reports such investments at fair value. Any temporary difference between the fair value and the underlying cost of the available-for-sale securities is excluded from current period earnings and is reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Temporary differences between the fair value and the underlying cost of trading securities are included in net investment income.

INVENTORIES

  Inventories consist of components and raw materials inventory, work-in-process inventory and finished goods inventory and are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out ("FIFO") or specific identification basis. Components and raw materials are purchased to support future production efforts. Given the specialized nature of certain inventory items, recoverability could be impaired should future demand for the company's products decline. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the completed contract method of accounting and using the percentage-of-completion method of accounting applied on a units of delivery basis, and (ii) partially assembled commercial products. Work-in-process inventory generally includes direct production costs and certain allocated indirect costs, including an allocation of selling, general and administrative costs.

SELF-CONSTRUCTED ASSETS

  The company self-constructs some of its ground and airborne support and special test equipment utilized in the manufacture, production and delivery of some of its products. Orbital capitalizes direct costs incurred in constructing such equipment and certain allocated indirect costs. Orbital also capitalizes certain costs of developing product software to be sold or leased once technological feasibility has been established. Capitalized costs generally include direct software coding costs and certain allocated indirect costs. General and administrative and research and development costs are expensed as incurred.

GOODWILL

  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. The company amortizes goodwill on a straight-line basis over its estimated useful life, generally 10 to 40 years. Goodwill is net of accumulated amortization of $39.2 million and $33.3 million at December 31, 2001 and 2000, respectively.

  SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued in June 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for as a purchase. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The company is required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will eliminate $6.0 million in amortization expense in 2002, which would have been recorded under the prior accounting rules. At December 31, 2001, the company had goodwill of $109.1 million. Such goodwill will be tested for impairment upon adoption of SFAS No. 142 and any impairment loss will be reported as the cumulative effect of a change in accounting principle. The company has not yet determined what effect this impairment test will have on the company's earnings and financial position.

DEFERRED REVENUE

  The company occasionally receives advances and payments from customers in excess of costs incurred and revenues recognized on certain contracts. These advances and payments are reported as deferred revenues on the balance sheet.

WARRANTIES

  The company occasionally assumes warranty obligations in connection with certain contracts. The company records a liability for estimated warranty claims related to revenue recognized.

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

NEW ACCOUNTING PRONOUNCEMENTS

  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This standard will be effective on January 1, 2003. The company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact upon adoption.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets and was effective for the company on January 1, 2002. Management believes that the adoption of SFAS No. 144 will not have a material impact on its financial statements.

2. DISCONTINUED OPERATIONS

  In September 2001, the company sold its Pomona, California-based sensors systems division ("Sensors") to the Hamilton Sundstrand unit of United Technologies Corporation. The proceeds from the sale were approximately $19.0 million before transaction fees and expenses and resulted in a $7.1 million gain on the sale. In October 2000, the company sold its Fairchild Defense electronics business ("Fairchild") for $100 million, and recorded a $42.0 million gain in 2000 and a $0.5 million gain in 2001 related to post-closing adjustments. Sensors and Fairchild comprised a segment of the company's business that has now been treated as discontinued in the accompanying financial statements.

  In the second and third quarters of 2001, Orbital's wholly owned subsidiary, Orbital Holdings Corporation, sold its remaining interest in MacDonald Dettwiler and Associates Ltd. ("MDA"). The company received gross proceeds of $169.2 million before transaction fees and expenses, and recorded a $111.3 million gain in 2001. In 2000, MDA completed an initial public offering of common stock, raising gross proceeds of approximately $18.8 million for Orbital and $43.1 million for itself and other selling shareholders. Orbital recognized a $30.7 million gain on the sale of such stock in 2000. In December 1999, Orbital's then wholly owned subsidiary, MDA, issued common stock to a group of minority investors, and immediately provided a dividend to Orbital for the gross amount of the proceeds from the sale of $75 million. Pursuant to its policy with respect to issuances of subsidiary equity, the company recorded a $58.6 million gain on the sale of such stock. Orbital's ownership interest in MDA was approximately 52% and 66% at December 31, 2000 and 1999, respectively.

  On July 13, 2001, subsidiaries of Thales, S.A. acquired the company's majority owned subsidiary Magellan Corporation ("Magellan") and purchased the company's 60% ownership interest in Navigation Solutions LLC ("NavSol") for $70 million. At closing, after allocating $4.5 million of the proceeds to Magellan's minority stockholders, Orbital received gross proceeds of $65.5 million before transaction fees and expenses. As a result of the company adopting a formal plan to sell its interest in Magellan and NavSol, the company recorded a $33.1 million accrual in the fourth quarter of 2000 for the estimated loss on disposal of Magellan and NavSol, including a provision of $4.5 million for the estimated losses from operations during the 2001 phase-out period. Magellan's and NavSol's actual losses for the phase-out period exceeded the original estimates by $3.2 million, resulting in an additional loss from discontinued operations in 2001. The fees and expenses associated with closing the sale of Magellan and NavSol exceeded the original estimates, resulting in an additional $4.2 million loss on the sale of these businesses recorded in 2001.

  The assets and liabilities of discontinued operations and the related results of operations have been reclassified for all periods presented. The carrying values of assets and liabilities of discontinued operations at December 31, 2000 were as follows (in thousands):

                                          MAGELLAN
                                            AND
                                           NAVSOL      MDA      SENSORS    TOTAL
                                          --------   --------   -------   --------
Current assets (liabilities), net.......  $ 9,212    $(25,097)  $5,649    $(10,236)
                                          -------    --------   ------    --------

Non-current assets, net:

  Investments in affiliates.............   20,312       2,327       --      22,639

  Property, plant and equipment, net....    5,692      33,396    1,229      40,317

  Goodwill and other, net...............   27,971      29,127    2,262      59,360
                                          -------    --------   ------    --------

     Net non-current assets.............   53,975      64,850    3,491     122,316
                                          -------    --------   ------    --------

     Net assets of discontinued
        operations......................  $63,187    $ 39,753   $9,140    $112,080
                                          =======    ========   ======    ========

  The following summarizes the operating results of discontinued operations (in thousands):

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  2001        2000        1999
                                                --------    --------    --------
Revenues:
  Magellan and NavSol.........................  $ 43,900    $ 97,311    $108,539
  MDA.........................................   120,142     253,230     199,792
  Sensors and Fairchild.......................    23,603      92,900     106,880
                                                --------    --------    --------
                                                $187,645    $443,441    $415,211
                                                ========    ========    ========
Income (loss) from operations:
  Magellan and NavSol.........................  $ (3,166)   $(16,913)   $(16,808)
  MDA.........................................     2,218       3,205       9,681
  Sensors and Fairchild.......................       793       9,327      10,860
                                                --------    --------    --------
                                                    (155)     (4,381)      3,733
                                                --------    --------    --------
Gain (loss) on disposal:
  Magellan and NavSol.........................    (4,206)    (33,053)         --
  MDA.........................................   111,340      30,724      58,610
  Sensors and Fairchild.......................     7,586      41,982          --
                                                --------    --------    --------
                                                 114,720      39,653      58,610
                                                --------    --------    --------
Income from discontinued operations...........  $114,565    $ 35,272    $ 62,343
                                                ========    ========    ========

3. SPECIAL GAINS AND CHARGES

  During 2001, 2000 and 1999, the company recorded the following special gains and charges:

  In the third and fourth quarters of 2001, the company agreed to settle several disputes that were the subject of arbitration proceedings. The company recorded charges totaling $5.4 million in 2001 for these litigation-related settlements.

  In 1996, Orbital began developing, constructing and testing several X-34 reusable rocketplanes under a contract with the National Aeronautics and Space Administration ("NASA"). NASA terminated this contract for convenience in March 2001. At that time, due to the uncertainties related to recovering uncompensated costs from NASA, the company determined that its estimated future cash flows from X-34-related property, plant and equipment would not be sufficient to recover the recorded cost. In the fourth quarter of 2000, the company recorded an asset impairment charge of $15.9 million to write down X-34-related property, plant and equipment to their estimated realizable values and a $3.4 million provision for potentially uncollectible receivables that was recorded as selling, general and administrative expense. In August 2001, Orbital received a $10.0 million provisional settlement payment from NASA and the company reversed the previously-recorded $3.4 million provision for uncollectible receivables in the second quarter of 2001. In January 2002, NASA and the company agreed to settle and close out the contract for an additional payment of $13.0 million to the company. Accordingly, a $13.0 million contract revenue adjustment was recorded in the fourth quarter of 2001.

  Orbital recorded provisions totalling $4.9 million in 2001 and $5.2 million in 2000 for unoccupied office space and facility sublease losses. These provisions were recorded in selling, general and administrative expenses.

  In 2000, an $11.5 million charge was recorded in connection with the July 2000 settlement of a class-action lawsuit against the company. In 2001, the company issued warrants determined under the settlement agreement to have a fair value of $11.5 million related to the settlement of the lawsuit (see Note 10).

  In 1999, the company determined that the carrying value of a specialized voice communication satellite system it had constructed and launched would no longer be recoverable through the expected future sales of the related products or services. The company recorded a $15.2 million asset impairment charge with respect to this asset in 1999. In addition, a commercial airline navigation and communications contract was cancelled in 1999. Consequently, the $14.8 million carrying value of the software and inventory was written off as a component of cost of goods sold in the fourth quarter of 1999.

4. INDUSTRY SEGMENT INFORMATION

  Orbital designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems, and (iii) electronic systems. Reportable segments are generally organized based upon product lines. Corporate and other includes certain corporate office general and administrative expenses that have not been attributed to a particular segment. The company's investments in, as well as its share of the income or loss of unconsolidated affiliates, are also included in corporate and other.

  In 2001, the company realigned the composition of certain reportable segments as a result of the sale of certain businesses. In addition, in 2001 goodwill and other intangible assets and the related amortization expense were reclassified from corporate and other to the applicable business segments. The corresponding segment information for the prior years has been reclassified to conform to the 2001 presentation.

  Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. There were no significant sales or transfers between segments. Substantially all of the company's assets and operations are located within the United States.

  The following table presents operating information and identifiable assets by reportable segment (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          2001        2000         1999
                                                        --------    ---------    --------
LAUNCH VEHICLES AND ADVANCED PROGRAMS:

  Revenues............................................  $146,429    $ 124,099    $165,074

  Operating income (loss) (1) (2).....................    17,305      (19,329)     (6,682)

  Identifiable assets.................................   114,403      112,120     142,551

  Capital expenditures................................     1,424        4,073      13,665

  Depreciation and amortization.......................     7,780        7,822       8,625

SATELLITES AND RELATED SPACE SYSTEMS:

  Revenues............................................  $207,745    $ 219,499    $260,189

  Operating income (loss) (1) (2).....................   (50,851)     (61,903)    (20,118)

  Identifiable assets.................................   132,047      132,339     147,191

  Capital expenditures................................     6,177        8,920       7,481

  Depreciation and amortization.......................     8,945        8,869       8,164

ELECTRONIC SYSTEMS:

  Revenues............................................  $ 65,061    $  53,487    $ 43,138

  Operating income (loss) (1) (2).....................     1,553      (11,115)    (12,387)

  Identifiable assets.................................    66,749       51,022      63,027

  Capital expenditures................................       548          431         639

  Depreciation and amortization.......................     2,163        1,931       1,894

CORPORATE AND OTHER:

  Revenues............................................  $ (3,986)   $ (17,546)   $ (8,701)

  Operating income (loss) (1) (2).....................   (20,980)     (73,117)    (34,371)

  Allocated share of losses of affiliates.............   (26,495)    (119,183)    (97,008)

  Identifiable assets.................................   119,535      220,732     503,222

  Capital expenditures................................     3,220       11,459      14,083

  Depreciation and amortization.......................     3,819        3,881       2,432


CONSOLIDATED:

  Revenues............................................  $415,249    $ 379,539    $459,700

  Operating income (loss) (1) (2).....................   (52,973)    (165,464)    (73,558)

  Allocated share of losses of affiliates.............   (26,495)    (119,183)    (97,008)

  Identifiable assets.................................   432,734      516,213     855,991

  Capital expenditures................................    11,369       24,883      35,868

  Depreciation and amortization.......................    22,707       22,503      21,115

    (1) In 2000, the company recorded a $53.7 million provision for doubtful ORBCOMM accounts that negatively impacted operating income as follows (in thousands):

Launch Vehicles and Advanced Programs................   $ 3,567
Satellites and Related Space Systems.................    18,441
Electronic Systems...................................     2,242
Corporate and Other..................................    29,463
                                                        -------
Consolidated.........................................   $53,713
                                                        =======

    (2) In 2001 and 2000, the company recorded litigation-related settlement expenses of $5.4 million and $11.5 million, respectively, that negatively impacted operating income as follows (in thousands):

                                                 2001     2000
                                                ------   -------
Launch Vehicles and Advanced Programs.........  $2,000   $    --
Satellites and Related Space Systems..........   3,000        --
Electronic Systems............................      --        --
Corporate and Other...........................     420    11,500
                                                ------   -------
Consolidated..................................  $5,420   $11,500
                                                ======   =======

EXPORT SALES AND MAJOR CUSTOMERS

  Orbital sales by geographic area were as follows (in thousands):

                                     YEARS ENDED DECEMBER 31,
                                  ------------------------------
                                    2001       2000       1999
                                  --------   --------   --------
United States...................  $376,065   $322,038   $357,391
Canada..........................        --        848     19,004
Southeast Asia..................     2,919        453        605
Middle East and other...........        55      4,633     10,035
Far East........................    35,985     51,227     72,021
Europe..........................       225        340        644
                                  --------   --------   --------
  Total.........................  $415,249   $379,539   $459,700
                                  ========   ========   ========

  Approximately 55%, 45% and 48% of the company's revenues in 2001, 2000 and 1999, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government's prime contractors.

5. INVESTMENTS IN AND TRANSACTIONS WITH AFFILIATES

  The allocated share of losses of affiliates was as follows (in thousands):

                                    YEARS ENDED DECEMBER 31,
                                 -------------------------------
                                   2001       2000        1999
                                 --------   ---------   --------
ORBCOMM........................  $ (6,500)  $ (92,723)  $(73,560)

ORBIMAGE.......................   (19,091)    (28,223)    (5,614)

Other (1)......................      (904)      1,763    (17,834)
                                 --------   ---------   --------

                                 $(26,495)  $(119,183)  $(97,008)
                                 ========   =========   ========

(1) In 1999, the company recorded an $11.1 million charge to write off an equity investment.

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

  In January 2000, Orbital entered into an agreement with ORBCOMM, Teleglobe, OCC and Teleglobe Mobile pursuant to which Teleglobe Mobile became ORBCOMM's sole general partner and majority owner. As a result of the increase in Teleglobe's ownership interest in ORBCOMM, Orbital's share of ORBCOMM's total capital exceeded the book value of Orbital's investment in ORBCOMM. Accordingly, Orbital recorded a change-in-interest gain of $15.4 million in 2000 as an increase in additional paid-in capital.

  Until 2000, Orbital was the primary supplier to ORBCOMM for its communications satellites, launch vehicles and certain of its satellite ground systems and software. During the second quarter of 2000, ORBCOMM failed to meet payment obligations to Orbital under the ORBCOMM system procurement agreements. Accordingly, effective June 2000, the company ceased recognizing revenue on the ORBCOMM system procurement agreements. During 2000 and 1999, Orbital recorded revenues on sales to ORBCOMM totaling $21.4 million and $43.9 million, respectively. During 2000 and 1999, Orbital recognized operating losses of $1.8 million and $0.3 million, respectively, on sales to ORBCOMM.

  In September 2000, ORBCOMM and its subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. As a result, Orbital recorded non-cash charges totaling $113.1 million in 2000 to fully write off its investment in ORBCOMM and to write down ORBCOMM-related receivables and related inventory to their estimated recoverable value. Orbital has discontinued recognizing ORBCOMM equity losses since June 2000.

  In the fourth quarter of 2001, the United States Bankruptcy Court for the District of Delaware confirmed a Chapter 11 liquidating plan of reorganization for ORBCOMM and the plan became effective on December 31, 2001. The liquidating plan provided for mutual releases and waivers of claims by and against the company, OCC, ORBCOMM and its various stakeholders. Pursuant to the liquidating plan, in the fourth quarter of 2001, the company contributed approximately 1.7 million shares of its common stock to the ORBCOMM estate and, as a consequence, recorded a $6.5 million charge for the fair value of such shares. This charge was reported in "allocated share of losses of affiliates" on the accompanying consolidated statement of operations.

ORBIMAGE

  Orbital owns 99.9% of the common stock of Orbital Imaging Corporation ("ORBIMAGE"), or approximately 52% of the outstanding equity of ORBIMAGE at December 31, 2001, assuming conversion of all of ORBIMAGE's outstanding convertible preferred stock. As a result of certain rights granted to ORBIMAGE's preferred stockholders, Orbital is able to exercise significant influence over, but is unable to control, ORBIMAGE's operational and financial affairs. Accordingly, the company uses the equity method of accounting for its ownership interest in ORBIMAGE.

  ORBIMAGE has $225 million Senior Notes due in 2005 ("Senior Notes") that are non-recourse to Orbital. Orbital does not believe that ORBIMAGE will have sufficient funds available to meet the entirety of its next interest payment obligation that is due in March 2002. In September 2001, ORBIMAGE, certain of its major common and preferred shareholders, including Orbital, and an Informal Committee representing the holders of approximately half of its Senior Notes, entered into a non-binding agreement in principle (the "Agreement in Principle") to proceed with a financial restructuring designed to strengthen ORBIMAGE's financial condition. The Agreement in Principle provided for, among other things, an agreement by Orbital to defer payment of amounts owing to Orbital by ORBIMAGE, and for general mutual releases of claims by and among ORBIMAGE and its various stakeholders, including Orbital, that would be effective upon a consensual plan of reorganization. The voting agreement in support of the Agreement in Principle has expired in accordance with its terms. The Agreement in Principle is currently being renegotiated by ORBIMAGE and its various stakeholders, including Orbital. There can be no assurance that a consensual plan of reorganization will be negotiated to the mutual satisfaction of the interested parties or consummated, in which case Orbital could be subject to litigation brought by ORBIMAGE, its other shareholders and/or its creditors (see
Note 8).

  Through June 30, 2001, the company recognized 100% of ORBIMAGE's losses, including preferred stock dividends, in allocated share of losses of affiliates in the accompanying statement of operations. During 2000 and 2001, such losses exceeded the company's investment in ORBIMAGE. While Orbital is not legally obligated for the liabilities of ORBIMAGE, the company recognized such additional losses because of its 99.9% common stock ownership and its previous intentions regarding potential funding of ORBIMAGE. As a result of the further deterioration of ORBIMAGE's financial position, in the third quarter of 2001, Orbital determined that it would not provide any future funding to ORBIMAGE beyond what was contemplated by the Agreement in Principle. Additionally, Orbital determined that the recognized losses exceed any future funding or investment that Orbital would provide to ORBIMAGE and any likely exposure should claims by ORBIMAGE, its other shareholders and/or its creditors be brought against Orbital. Furthermore, Orbital determined that if an ORBIMAGE restructuring plan is not completed, Orbital would abandon its investment in ORBIMAGE. Accordingly, the company ceased recognizing ORBIMAGE losses as of July 1, 2001. As of December 31, 2001 and 2000, recognized losses exceeded the company's investment in ORBIMAGE by $40.6 million and $21.5 million, respectively, and such amounts are reported as "allocated losses of affiliate in excess of cost of investment" on the accompanying consolidated balance sheets. The disposition of the $40.6 million balance is dependent upon the future of ORBIMAGE as an entity, and could include, among other outcomes, a full or partial reversal of this balance from future earnings of ORBIMAGE or, in the event that ORBIMAGE were to restructure through bankruptcy or liquidate and dissolve, the remaining balance would be reversed at that time.

  Under a fixed-price procurement agreement between Orbital and ORBIMAGE, Orbital has produced and launched ORBIMAGE's satellites, and is continuing to construct the OrbView-3 satellite and related launch vehicle and ground segment. As a result of ORBIMAGE's lack of liquidity and weakened financial condition, Orbital ceased recognizing revenues on the ORBIMAGE system procurement contract beginning with the third quarter of 2000 and commenced accounting for its contract with ORBIMAGE using the completed contract method. During the year ended December 31, 1999, Orbital recorded sales to ORBIMAGE of approximately $36.7 million. Due to significant contract cost increases, Orbital reversed approximately $9.3 million of revenues in 2000. Orbital recognized operating losses of $22.9 million and $13.1 million in 2000 and 1999, respectively, on the ORBIMAGE procurement contract. Pursuant to the procurement agreement, Orbital paid $5.0 million in cash to ORBIMAGE in 2001 in satisfaction of launch delay penalties and recorded this charge as a contract cost.

  On September 21, 2001, Orbital's Taurus rocket, which was carrying the OrbView-4 satellite for ORBIMAGE, did not achieve the mission's intended orbit and the satellite was lost. Through the date of the launch, the company had recorded $16.0 million of inventory with respect to the OrbView-4 satellite, net of payments received from ORBIMAGE and contract losses recognized. The company recovered $11.7 million of this amount through insurance proceeds, and the remaining $4.3 million is due from ORBIMAGE. Given ORBIMAGE's current financial condition, there is no assurance that the company will be able to recover this amount. Accordingly, the company recorded a $4.3 million provision in selling, general and administrative expenses in the third quarter of 2001 to fully reserve the receivable from ORBIMAGE.

  Given the current uncertainty surrounding the outcome of the ongoing renegotiations of the Agreement in Principle and ORBIMAGE's ability to make future payments to Orbital under the procurement agreement, Orbital recorded a $20.7 million charge to cost of goods sold in the fourth quarter of 2001. This charge included a full write-down of inventory related to the OrbView-3 satellite and launch vehicle in addition to an accrual for the expected remaining costs to complete this contract. The liabilities associated with the ORBIMAGE contract exceeded the related assets by $16.4 million and $9.4 million, as of December 31, 2001 and 2000, respectively (see Note 6).

  Orbital provides certain administrative services and technical support to ORBIMAGE on a cost-reimbursable basis. During 2001, 2000 and 1999, Orbital was reimbursed approximately $0.2 million, $0.5 million and $1.5 million, respectively, for such administrative services. At December 31, 2001 and 2000, the company had total receivables due from ORBIMAGE of approximately $0.2 million and $0.5 million, respectively.

  In 2001, ORBIMAGE entered into a new license agreement with MDA for exclusive U.S. RadarSat-2 imagery distribution rights. Under the new RadarSat-2 license agreement, two $5 million installments will be due from ORBIMAGE to MDA in 2002. If ORBIMAGE is unable to make these payments to MDA, Orbital has agreed to make such payments on its behalf in exchange for receivables from ORBIMAGE in an amount equal to the payments, to the extent that receivables are available. There can be no assurance that ORBIMAGE's receivables will be collectible.

  The following summarizes ORBIMAGE's balance sheets and statements of operations (in thousands):

                                                           BALANCE SHEETS
                                                     ---------------------------
                                                            DECEMBER 31,
                                                       2001               2000
                                                     ---------          --------
Total current assets.........................        $  48,050          $  5,599

Total assets.................................          191,475           343,829

Total current liabilities....................          271,581           239,993

Total liabilities............................          271,622           246,963

Preferred stock..............................          110,039           106,103

Total stockholders' deficit..................         (190,186)           (9,237)

                                                   STATEMENTS OF OPERATIONS
                                               ---------------------------------
                                               FOR THE YEARS ENDED DECEMBER 31,
                                                 2001         2000        1999
                                               ---------    --------    --------
Revenues.....................................  $  18,755    $ 24,123    $ 18,587
Net loss.....................................   (177,046)     (9,552)     (6,722)
Net losses available to common stockholders
  after considering preferred stock
  dividend...................................   (180,982)    (24,092)    (19,796)

6. BALANCE SHEET ACCOUNTS

RESTRICTED CASH AND CASH EQUIVALENTS

  At December 31, 2001 and 2000, the company had $10.8 million and $7.0 million, respectively, of cash and cash equivalents restricted primarily to collateralize outstanding letters of credit and foreign exchange hedging contracts.

  At December 31, 2000, available-for-sale securities with a fair value of $10.4 million were included in net current liabilities of discontinued operations. Unrealized gains on these securities were $0.3 million at December 31, 2000.

INVENTORY

  Inventories, net of allowances for obsolescence, consisted of the following (in thousands):

                                                 DECEMBER 31,
                                               -----------------
                                                2001      2000
                                               -------   -------
Components and raw materials.................  $10,622   $17,609

Work-in-process..............................   12,395    20,018

Allowance for inventory obsolescence.........   (1,390)   (3,400)
                                               -------   -------

  Total......................................  $21,627   $34,227
                                               =======   =======

RECEIVABLES

  The components of receivables were as follows (in thousands):

                                                DECEMBER 31,
                                             -------------------
                                               2001       2000
                                             --------   --------
Billed and billable........................  $ 43,457   $ 49,095

Unbilled recoverable costs and accrued
  profit...................................    78,445     53,134

Retainages due upon contract completion....     5,668      4,351

Allowance for doubtful accounts............    (2,032)   (20,108)
                                             --------   --------

     Total.................................  $125,538   $ 86,472
                                             ========   ========

  Approximately 89% of unbilled recoverable costs and accrued profit and retainages at December 31, 2001 are due within one year and will be billed on the basis of contract terms and delivery schedules. At December 31, 2001 and 2000, $12.9 million and $0.9 million, respectively, were receivable from non-U.S. customers. Fully reserved receivables of $12.3 million at December 31, 2000 that were related to a specific contract were written off in 2001. A $3.4 million allowance recorded in 2000 in connection with the X-34 contract was reversed in 2001 (see Note 3).

  The accuracy and appropriateness of Orbital's direct and indirect costs and expenses under its government contracts, and, therefore, its receivables recorded pursuant to such contracts, are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate governmental agencies. These agencies have the right to challenge Orbital's direct and indirect costs charged to any such contract. Additionally, substantial portions of the payments to the company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.

  The company has entered into foreign currency forward exchange contracts to hedge against foreign currency fluctuations on specific receivables denominated in Japanese Yen. Hedge accounting is used for these foreign currency forward contracts. Unrealized gains and losses are classified in the same manner as the item being hedged and are recognized in income when the transaction is complete. Accordingly, the company is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. At December 31, 2001, the company had foreign currency forward exchange contracts to sell a total of 4.4 billion Japanese Yen for $34.9 million. The market value of these contracts was $36.0 million as of December 31, 2001.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Land......................................................  $  4,061    $  4,061

Buildings and leasehold improvements......................    35,204      31,510

Furniture, fixtures and equipment.........................   123,647     126,089

Software, intellectual property and technical drawings....    11,051      11,790

Accumulated depreciation and amortization.................   (85,168)    (79,362)
                                                            --------    --------

     Total................................................  $ 88,795    $ 94,088
                                                            ========    ========

  Interest expense totaling $1.8 million and $3.1 million was capitalized during 2000 and 1999, respectively, as part of the historical cost of buildings and equipment under construction. No interest was capitalized in 2001.

ACCRUED EXPENSES

  Accrued expenses consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Payroll, payroll taxes and fringe benefits..................  $25,237    $20,379

Accrued subcontractor costs.................................    6,159      5,460

Accrued losses on fixed-price contracts.....................   23,470     25,096

Accrued litigation settlement...............................    5,000     11,500

Other accrued expenses......................................   21,899     14,088
                                                              -------    -------

  Total.....................................................  $81,765    $76,523
                                                              =======    =======

  Accrued losses on fixed-price contracts includes $16.4 million and $9.4 million as of December 31, 2001 and 2000, respectively, related to the ORBIMAGE procurement agreement (see Note 5).

VENDOR FINANCING

  In 2000, the company secured vendor financing from a launch service provider that permitted the deferral of payments due by Orbital under certain contracts. The deferred payments, along with accrued interest at the annual interest rate of 10.5%, are due in 2002. As of December 31, 2001 and 2000, $48.8 million and $31.6 million, respectively, of deferred vendor payments and accrued interest were recorded in accounts payable. This financing arrangement commits the company to make progress payments to the vendor, with all payments due prior to the launch, which is expected to occur in the second quarter of 2002.

7. DEBT OBLIGATIONS

  The following table sets forth long-term obligations, excluding capital lease obligations (see Note 8) (in thousands):

                                                               DECEMBER 31,
                                                          ----------------------
                                                            2001         2000
                                                          ---------    ---------
7.6% -- 14.57% notes, principal and interest due monthly
  through 2004..........................................  $   6,894    $  11,102
15% note, interest due semi-annually, principal due in
  June 2001.............................................         --        6,666
Bank credit facility, interest due quarterly at the rate
  of LIBOR plus 3.75%...................................         --      115,000
Convertible subordinated notes, interest at the rate of
  5% due semi-annually, principal due in October 2002...    100,000      100,000
                                                          ---------    ---------
                                                            106,894      232,768
LESS CURRENT PORTION....................................   (103,244)    (125,875)
                                                          ---------    ---------
LONG-TERM PORTION.......................................  $   3,650    $ 106,893
                                                          =========    =========

  The 7.6% -- 14.57% notes are collateralized by certain office, computer and test equipment and the company's L-1011 aircraft. The 15% note was paid in full in 2001 using proceeds from the sale of MDA shares.

  During the third quarter of 2001, Orbital paid off the outstanding balance under its primary credit facility using cash proceeds from the divestiture of certain businesses (see Note 2). At December 31, 2001, no borrowings were outstanding under this facility, which was formally terminated in January 2002. At December 31, 2000, the facility provided for borrowings of $115 million, all of which was drawn and outstanding.

  In March 2002, Orbital entered into a new three-year primary credit facility with Foothill Capital Corporation as arranger and agent ("Foothill"). The facility includes (i) a $25 million term loan (the "Term Loan") and (ii) a $35 million revolver (the "Revolver"), of which up to $30 million may be available for borrowing depending on a monthly borrowing base calculation that is determined according to Orbital's billed and unbilled receivables. In the event that the company achieves certain financial performance levels based on cash and cash flow on or after September 30, 2002, the maximum available amount under the Revolver may be increased to $35 million. The Term Loan has an interest rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association (the "Prime Rate") plus 6.00%, but not less than 11%. Borrowings under the Revolver accrue interest at a rate equal to the Prime Rate plus 2.25%, but not less than 7%. The loan agreement also provides for a letter of credit facility whereby up to $20 million of the amounts available for borrowing under the company's Revolver may be used for the purpose of having letters of credit issued on Orbital's behalf. The borrowings under the facility are collateralized by all of the company's assets, including accounts receivable, intellectual property, inventory, equipment, real estate and other assets. The loan agreement generally prohibits the sale of assets, payment of cash dividends, the making of investments, and the incurrence of new debt. The loan agreement requires Orbital to achieve specified earnings before interest, taxes, depreciation and amortization ("EBITDA") on a quarterly basis and capital expenditure targets on an annual basis.

Orbital is also required to maintain a minimum level of firm contract backlog and Orbital is required on a monthly basis to demonstrate that it is generally executing its major contracts within estimated cost parameters. The loan agreement also imposes restrictions on Orbital's ability to refinance existing indebtedness (subject to certain exceptions) and, accordingly, Foothill's consent may be required in order to refinance Orbital's convertible notes.

  In September 1997, Orbital sold $100 million of 5% convertible subordinated notes due October 1, 2002. The notes are convertible at the option of the holders into Orbital common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. Since the notes are due in 2002, the entire balance is reported as a current liability. Orbital is considering alternatives with respect to the repayment or refinancing of these notes (see
Note 1).

  The fair value of Orbital's convertible subordinated notes at December 31, 2001 and 2000 was estimated at approximately $73.6 million and $45.5 million, respectively. Fair value estimates are based on quoted market prices or on current rates offered for debt of similar remaining maturities. The carrying amounts of the other outstanding debt approximate their fair values. Scheduled maturities of long-term debt for each of the years in the five-year period ending December 31, 2006 are $103.2 million, $1.5 million, $1.6 million, $0.6 million and zero, respectively.

8. COMMITMENTS AND CONTINGENCIES

LEASES

  Aggregate minimum rental commitments under non-cancellable operating and capital leases (primarily for office space and equipment) at December 31, 2001 were as follows (in thousands):

                                                            OPERATING    CAPITAL
                                                            ---------    -------
2002......................................................  $ 13,698     $  559

2003......................................................    13,539        436

2004......................................................    13,488        350

2005......................................................    11,833        206

2006......................................................    10,786         69

2007 and thereafter.......................................    75,502         49
                                                            --------     ------

                                                            $138,846      1,669
                                                            --------

Less interest.............................................                 (188)

Less current portion......................................                 (466)
                                                                         ------

Long-term portion.........................................               $1,015
                                                                         ======

  Rent expense for 2001, 2000 and 1999 was approximately $13.3 million, $11.2 million and $8.8 million, respectively.

LITIGATION

  The company is party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company's results of operations or financial condition.

CONTRACTS

  Most of the company's government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the company's financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the company's financial condition and/or results of operations.

CONTINGENCIES

  During the second quarter of 2000, Orbital agreed to temporarily refund $20 million to ORBIMAGE in January 2001 from amounts previously paid by ORBIMAGE under its procurement agreement with Orbital, provided, however, that such obligation would be terminated if Orbital were to successfully broker a renegotiation of ORBIMAGE's then existing license agreement for worldwide RadarSat-2 satellite distribution rights with MDA by January 2001. The then existing RadarSat-2 license agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. RadarSat-2 distribution rights. Orbital believes that as a result, its obligation to temporarily refund $20 million was extinguished. ORBIMAGE has notified Orbital of its position that, notwithstanding the renegotiation of the license agreement, the $20 million refund is now due and payable. Orbital disputes that position.

  As described in Note 5 above, ORBIMAGE, the Informal Committee and certain of its major common and preferred shareholders, are renegotiating an Agreement in Principle that contemplated, among other things, general mutual releases of claims by and among ORBIMAGE and its various stakeholders, including Orbital. There can be no assurance that a restructuring plan will be negotiated to the mutual satisfaction of the interested parties or consummated, in which case Orbital could be subject to litigation brought by ORBIMAGE, its other shareholders and/or its creditors, including but not limited to claims such as the one described above. The outcome of any such litigation is uncertain.

  In 2001, ORBIMAGE entered into a new license agreement with MDA for exclusive U.S. RadarSat-2 imagery distribution rights. Under the new RadarSat-2 license agreement, two $5 million installments will be due from ORBIMAGE to MDA in 2002. If ORBIMAGE is unable to make these payments to MDA, Orbital has agreed to make such payments on its behalf in exchange for receivables from ORBIMAGE in an amount equal to the payments, to the extent that receivables are available. There can be no assurance that ORBIMAGE's receivables will be collectible.

9. INCOME TAXES

  There were no current or deferred income tax provisions or benefits for 2001 and 1999. The entire provision for income taxes in 2000 consisted of a provision to fully reserve net deferred tax assets.

The income tax provisions from continuing operations were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                     2001       2000       1999
                                                     -----      -----      -----
U.S. Federal statutory rate........................  (35.0)%    (35.0)%    (35.0)%
Changes in valuation allowance.....................   29.0       31.6       26.4
Investments in affiliates and minority interests in
  net assets of consolidated subsidiaries..........    7.3        0.9       (1.3)
Intangible amortization............................    2.2        0.7        1.5
Other, net.........................................   (3.5)       5.1        8.4
                                                     -----      -----      -----
     Effective rate................................    0.0%       3.3%       0.0%
                                                     =====      =====      =====

  The tax effects of significant temporary differences were as follows (in thousands):

                                                               DECEMBER 31,
                                                          ----------------------
                                                            2001         2000
                                                          ---------    ---------
TAX ASSETS:

  U.S. Federal and state net operating loss
     carryforward.......................................  $ 166,752    $ 168,277

  Other accruals, credits and reserves..................     43,612       62,497

  U.S. Federal and foreign tax credit carryforward......      2,998        2,998

  Intangible assets.....................................      5,738        6,029
                                                          ---------    ---------

                                                            219,100      239,801

  Valuation allowance...................................   (202,734)    (214,063)
                                                          ---------    ---------

     Tax assets, net....................................  $  16,366    $  25,738
                                                          =========    =========

TAX LIABILITIES:

  Excess deductions for tax reporting purposes..........  $   8,379    $  13,568

  Excess tax depreciation...............................      4,153        4,027

  Investments in subsidiaries/affiliates................        529        5,441

  Percentage-of-completion accounting...................      3,305        2,702
                                                          ---------    ---------

     Tax liabilities....................................  $  16,366    $  25,738
                                                          =========    =========

  At December 31, 2001, the company had U.S. federal net operating loss carryforwards (portions of which expire beginning in 2004) of approximately $432.4 million, and U.S. research and experimental tax credit carryforwards of approximately $3.0 million. Such net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions. The valuation allowance was reduced primarily due to the company recognizing a net gain on its discontinued operations. The valuation allowance has been adjusted to eliminate net deferred tax assets due to management's assessment of anticipated future taxable income.

10. COMMON STOCK AND STOCK OPTION PLANS

  In August 2001, the company issued warrants in connection with the settlement of a class action lawsuit (see Note 3). The warrants are exercisable for up to 4,631,121 shares of the company's common stock at an exercise price of $4.82 per share, for a period of three years from the date of their issuance. None of these warrants had been exercised as of December 31, 2001.

  In January 2000, the company issued 100,000 warrants to the banks that were party to the company's then primary credit facility. Each warrant is exercisable for one share of the company's common stock at an exercise price of $0.01 per share, for a period of five years from the date of their issuance. As of December 31, 2001, 14,500 of these warrants had been exercised.

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

  In 1999, the company adopted an Employee Stock Purchase Plan ("ESPP") for employees of the company. The ESPP has semi-annual offering periods beginning on January 1 and July 1 and allows employees to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of the offering period. During 2001 and 2000, eligible employees purchased 1 million shares of Orbital's common stock under the ESPP. Orbital is seeking shareholder approval to add an additional 2 million shares of Orbital's common stock to the ESPP.

  As of December 31, 2001, the company's 1997 Stock Option and Incentive Plan, as amended (the "1997 Plan"), provided for awards of up to 8.6 million incentive or non-qualified stock options and shares of restricted stock to employees, directors, consultants and advisors of the company and its subsidiaries. Under the terms of the 1997 Plan, options may not be issued at less than 100% of the fair market value of the company's common stock on the date of grant. Options under the 1997 Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant. Options granted in April 2001 were vested one-third immediately, with the remaining two-thirds vesting in equal increments over two years. Options granted in December 2001 vest in one-half increments over two years. Options expire no more than ten years following the grant date. The 1997 Plan provides for automatic grants of non-qualified stock options to nonemployee directors of the company. The company also has options outstanding that were issued pursuant to two predecessor plans to the 1997 Plan.

  The following two tables summarize information regarding the company's stock options for the last three years:

                                                                   WEIGHTED
                                                                   AVERAGE    OUTSTANDING
                                       NUMBER OF    OPTION PRICE   EXERCISE       AND
           ORBITAL OPTIONS               SHARES      PER SHARE      PRICE     EXERCISABLE
           ---------------             ----------   ------------   --------   -----------
Outstanding at December 31, 1998.....   4,443,556   $ 3.51-38.44    $21.09     1,548,218
  Granted............................   2,070,400    12.50-43.31     25.88
  Exercised..........................    (218,346)    3.51-24.00     13.50
  Cancelled or expired...............    (282,888)    3.51-38.44     23.17
                                       ----------
Outstanding at December 31, 1999.....   6,012,722     3.51-43.31     22.66     2,602,819
  Granted............................   1,746,033     8.00-36.50     12.34
  Exercised..........................     (17,587)    3.51-12.25      6.74
  Cancelled or expired...............    (766,167)    3.51-40.00     24.94
                                       ----------
Outstanding at December 31, 2000.....   6,975,001     3.51-43.31     19.86     4,409,970
  Granted............................   3,138,499     1.30- 4.30      3.75
  Exercised..........................          --             --        --
  Cancelled or expired...............  (1,997,120)    3.51-36.50     24.94
                                       ----------
Outstanding at December 31, 2001.....   8,116,380   $ 1.30-43.31    $14.03     4,753,881

                                  OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                  ----------------------------------------------------   ---------------------------------
                                         WEIGHTED
                       NUMBER            AVERAGE           WEIGHTED           NUMBER           WEIGHTED
   RANGE OF         OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE         AVERAGE
EXERCISE PRICES   AT DEC. 31, 2001   CONTRACTUAL LIFE   EXERCISE PRICE   AT DEC. 31, 2001   EXERCISE PRICE
---------------   ----------------   ----------------   --------------   ----------------   --------------
 $ 1.30-$ 4.00       2,976,014             9.58             $ 3.73            573,685           $ 4.00
    4.17-17.88       2,705,875             6.28              13.29          2,106,317            13.83
   18.13-43.31       2,434,491             6.66              27.46          2,073,879            27.24
 -------------       ---------             ----             ------          ---------           ------
 $ 1.30-$43.31       8,116,380             7.61             $14.03          4,753,881           $18.49
 =============       =========             ====             ======          =========           ======

11. STOCK-BASED COMPENSATION

  The company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 to the company's net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted average fair value per share of stock options granted. This information and the assumptions used for 2001, 2000 and 1999 is summarized as follows:

                                                    2001        2000       1999
                                                  ---------    -------    -------
Additional shares available at December 31......  1,192,999    969,012    277,085

Volatility......................................        82%        59%        58%

Risk-free interest rate.........................       4.1%       6.3%       5.4%

Weighted average fair value per share at grant
  date..........................................      $3.75     $12.34     $25.88

---------------
The assumed expected dividend yield was zero for all years. The assumed average expected life of options was 4.5 years.

  Had the company determined compensation expense in accordance with the provisions of SFAS No. 123, based on the calculated fair value of stock options at the grant date, the company's net income (loss) and net income (loss) per common and dilutive share would have been $12.8 million and $0.33, respectively, for the year ended December 31, 2001; ($296.2) million and ($7.90), respectively, for the year ended December 31, 2000; and ($141.4) million and ($3.78), respectively, for the year ended December 31, 1999. Net income (loss) and net income (loss) per common and dilutive share includes compensation expense related to stock option plans of discontinued operations. Pro forma net income (loss) reflects only options granted in 2001, 2000 and 1999 and, therefore, may not be representative of the effects for future periods.

  The company issued 200,000, 50,000 and 200,000 stock appreciation rights in 2001, 2000 and 1999, respectively. The rights granted in 1999 expired in 2001. Payment is dependent on appreciation of the company's common stock over the vesting period. The company's stock has not appreciated above the targeted level and, accordingly, no compensation expense has been recorded for these stock appreciation rights.

12. SUPPLEMENTAL DISCLOSURES

DEFINED CONTRIBUTION PLAN

  At December 31, 2001, the company had a defined contribution plan (the "Plan") generally covering all full-time employees. Company contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors, and were $6.1 million, $5.0 million and $5.1 million during 2001, 2000 and 1999, respectively. The company's 2001 contributions consisted of 1.4 million shares of company common stock, which employees are permitted to exchange into other investment alternatives. In addition, the company has a deferred compensation plan for senior managers and executive officers. At December 31, 2001 and 2000, liabilities related to this plan totaling $4.8 million and $6.1 million, respectively, were included in accrued expenses. The liability amounts are based on the market value of the investments elected by the plan participants.

CASH FLOWS

  Cash payments for interest and income taxes were as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      2001      2000      1999
                                                     -------   -------   -------
Interest paid......................................  $20,734   $23,591   $18,458

Income taxes paid, net of refunds..................       --     7,981     2,257

13. SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The company reclassified its 2001 and 2000 quarterly consolidated statements of operations to reflect Fairchild, Sensors and MDA as discontinued operations (Magellan and NavSol were reflected as discontinued operations in 2000). The following is a summary of selected quarterly financial data for the previous two years (in thousands, except share data):

                                                          QUARTERS ENDED
                                           ---------------------------------------------
                                           MARCH 31    JUNE 30     SEPT. 30     DEC. 31
                                           --------    --------    ---------    --------
2001
  Revenues...............................  $94,889     $108,489    $  91,008    $120,863
  Gross profit...........................   10,647        6,598       12,192      (1,621)
  Income (loss) from operations..........   (4,513)      (8,491)     (16,920)    (23,049)
  Income (loss) from continuing
     operations..........................  (22,692)     (25,137)     (16,278)    (31,507)
  Income (loss) from discontinued
     operations..........................    1,125       91,709       21,895        (164)
  Income (loss) per common and dilutive
     share, continuing operations........    (0.60)       (0.66)       (0.42)      (0.80)
  Income (loss) per common and dilutive
     share, discontinued operations......     0.03         2.41         0.57        0.00
2000
  Revenues...............................  $113,721    $118,864    $  80,073    $ 66,881
  Gross profit...........................   17,314       10,312       (4,900)    (22,691)
  Income (loss) from operations..........    1,323      (20,822)     (82,660)    (63,305)
  Income (loss) from continuing
     operations..........................  (24,295)     (46,258)    (152,025)    (90,884)
  Income (loss) from discontinued
     operations..........................      116        1,783       30,703       2,670
  Income (loss) per common and dilutive
     share, continuing operations........    (0.65)       (1.24)       (4.05)      (2.42)
  Income (loss) per common and dilutive
     share, discontinued operations......       --         0.05         0.82        0.07

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is included in Item 4A above and under the caption "Election of Directors -- Directors to be Elected at the 2002 Annual Meeting, -- Directors Whose Terms Expire in 2003 and -- Directors Whose Terms Expire in 2004" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement to be filed pursuant to Regulation 14A on or about March 31, 2002 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is included under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises During 2001 and December 31, 2001 Option Values," "Indemnification Agreements," "Executive Employment Agreements" and "Information Concerning the Board and Its Committees" of the Proxy Statement to be filed pursuant to Regulation 14A on or about March 31, 2002 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is included under the caption "Ownership of Common Stock" of the Proxy Statement to be filed pursuant to Regulation 14A on or about March 31, 2002 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is included under the caption "Related Transactions" of the Proxy Statement to be filed pursuant to Regulation 14A on or about March 31, 2002 and is incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Report:

  1. Financial Statements. The following financial statements, together with the report of PricewaterhouseCoopers LLP are filed as a part of this report:

             A.  Reports of Independent Auditors

             B.  Consolidated Statements of Operations

             C.  Consolidated Balance Sheets

             D.  Consolidated Statements of Stockholders' Equity

             E.  Consolidated Statements of Cash Flows

             F.  Notes to Consolidated Financial Statements

  2. Financial Statements of 50% Owned Subsidiaries and Financial Statement Schedules.

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

             Reports of Independent Accountants on Financial Statement Schedule

             Schedule II -- Valuation and Qualifying Accounts

  The financial statements of Orbital Imaging Corporation are transmitted with this report as Exhibit 99.1. Certain financial statements of ORBCOMM Global, L.P. and Orbital Communications Corporation are incorporated by reference herein as Exhibit 99.2 and Exhibit 99.3, respectively.

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

Dated: March 26, 2002                  ORBITAL SCIENCES CORPORATION

                                       By: /s/ David W. Thompson
                                         ---------------------------------------
                                         David W. Thompson
                                         Chairman of the Board and
                                         Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATED: March 26, 2002

                   Signature:                         Title:
/s/ David W. Thompson                                 Chairman of the Board and Chief Executive
------------------------------------------------      Officer, Director
David W. Thompson

/s/ James R. Thompson                                 President and Chief Operating Officer,
------------------------------------------------      Director
James R. Thompson

/s/ Garrett E. Pierce                                 Executive Vice President and Chief Financial
------------------------------------------------      Officer, Director
Garrett E. Pierce

/s/ N. Paul Brost                                     Senior Vice President, Finance
------------------------------------------------
N. Paul Brost

/s/ Hollis M. Thompson                                Vice President and Controller
------------------------------------------------
Hollis M. Thompson

/s/ Kelly H. Burke                                    Director
------------------------------------------------
Kelly H. Burke

/s/ Bruce W. Ferguson                                 Director
------------------------------------------------
Bruce W. Ferguson

/s/ Daniel J. Fink                                    Director
------------------------------------------------
Daniel J. Fink

/s/ Lennard A. Fisk                                   Director
------------------------------------------------
Lennard A. Fisk
/s/ Robert M. Hanisee                                 Director
------------------------------------------------
Robert M. Hanisee

/s/ Robert J. Hermann                                 Director
------------------------------------------------
Robert J. Hermann

/s/ Roderick M. Hills                                 Director
------------------------------------------------
Roderick M. Hills

/s/ Jack L. Kerrebrock                                Director
------------------------------------------------
Jack L. Kerrebrock

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

/s/ Harrison H. Schmitt                               Director
------------------------------------------------
Harrison H. Schmitt

/s/ Scott L. Webster                                  Director
------------------------------------------------
Scott L. Webster

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Orbital Sciences Corporation

     Our audit of the consolidated financial statements referred to in our report dated March 7, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule as of and for the years ended December 31, 2001, 2000 and 1999 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
McLean, VA
March 7, 2002

                          ORBITAL SCIENCES CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
         FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                    -----------------------------
                                       BALANCE AT   CHARGED TO   CHARGED/CREDITED                    BALANCE
                                        START OF    COSTS AND        TO OTHER                       AT END OF
DESCRIPTION                              PERIOD      EXPENSES        ACCOUNTS       DEDUCTIONS(1)   PERIOD(2)
-----------                            ----------   ----------   ----------------   -------------   ---------
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts....   $ 21,570     $ 3,733         $    --          $ (6,383)     $ 18,920
  Allowance for obsolete inventory...      8,215       7,969              --            (1,704)       14,480
  Allowance for unrecoverable
     investments.....................      4,338          --              --            (4,338)           --
  Deferred income tax valuation
     reserve.........................     94,185      56,659              --                --       150,844

YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful accounts....     18,920      10,362              --            (4,112)       25,170
  Allowance for obsolete inventory...     14,480         281              --            (1,970)       12,791
  Deferred income tax valuation
     reserve.........................    150,844      63,219              --                --       214,063

YEAR ENDED DECEMBER 31, 2001
  Allowance for doubtful accounts....     25,170         437              --           (23,575)        2,032
  Allowance for obsolete inventory...     12,791          --              --           (11,401)        1,390
  Deferred income tax valuation
     reserve.........................    214,063          --              --           (11,329)      202,734

---------------
(1) Deductions relate primarily to accounts written off and, in 2001, to discontinued operations (see Note 2 below).

(2) Schedule II includes amounts for the company's Magellan, MDA and Sensors business units, which are reported as discontinued operations in the accompanying financial statements. Magellan, MDA and Sensors balances have been netted against non-current liabilities of discontinued operations as of December 31, 2000 in the 2001 financial statements, but have been provided in the appropriate allowance accounts for purposes of this schedule. The reconciliation of the December 31, 2000 balances in this Schedule II to the allowance balances per Note 6 in the accompanying consolidated financial statements is as follows:

                                                              (IN THOUSANDS)
Allowance for doubtful accounts in Schedule II.............      $25,170
Less amounts for discontinued operations:
  Magellan.................................................       (2,543)
  MDA......................................................       (2,469)
  Sensors..................................................          (50)
                                                                 -------
Allowance for doubtful accounts in Note 6 in the
  accompanying consolidated financial statements...........      $20,108
                                                                 =======
Allowance for obsolete inventory in Schedule II............      $12,791
Less amounts for discontinued operations:
  Magellan.................................................       (7,296)
  MDA......................................................         (438)
  Sensors..................................................       (1,657)
                                                                 -------
Allowance for obsolete inventory in Note 6 in the
  accompanying consolidated financial statements...........      $ 3,400
                                                                 =======

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3.1       Restated Certificate of Incorporation (incorporated by
           reference to Exhibit 4.1 to the company's Registration
           statement on Form S-3 (File Number 333-08769) filed and
           effective on July 25, 1996).
 3.2       By-Laws of Orbital Sciences Corporation, as amended on July
           27, 1995 (incorporated by reference to Exhibit 3 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 1995).
 3.3       Certificate of Amendment to Restated Certificate of
           Incorporation, dated April 29, 1997 (incorporated by
           reference to Exhibit 3.3 to the company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998).
 3.4       Certificate of Designation, Preferences and Rights of Series
           B Junior Participating Preferred Stock, dated November 2,
           1998 (incorporated by reference to Exhibit 2 to the
           company's Report on Form 8-A filed on November 2, 1998).
 4.1       Form of Certificate of Common Stock (incorporated by
           reference to Exhibit 4.1 to the company's Registration
           Statement on Form S-1 (File Number 33-33453) filed on
           February 9, 1990 and effective on April 24, 1990).
 4.2       Indenture dated as of September 16, 1997 between the company and Deutsche Bank AG, New York Branch, as Trustee
           (incorporated by reference to Exhibit 4.1 to the company's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1997).
 4.3       First Supplemental Indenture dated as of December 15, 1997 between the company and Deutsche Bank AG, New York Branch, as Trustee (incorporated by reference to Exhibit 4.4 to the company's Registration Statement on Form S-3 (File Number
           333-42271) filed on December 15, 1997 and effective on March
           12, 1998).
 4.4...    Form of 5% Convertible Subordinated Note (incorporated by
           reference to Exhibit 4.5 to the company's Registration
           Statement on Form S-3 (File Number 333-42271) filed on
           December 15, 1997 and effective on March 12, 1998).
 4.5...    Rights Agreement dated as of October 22, 1998 between the
           company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company's Report on Form
           8-A filed on November 2, 1998).
 4.6...    Form of Rights Certificate (incorporated by reference to
           Exhibit 3 to the company's Report on Form 8-A filed on
           November 2, 1998).
10.1...    Purchase Agreement between Orbital Sciences Corporation and
           Orbital Imaging Corporation dated February 9, 2001
           (transmitted herewith).
10.2...    Promissory Note dated June 27, 1997 from the company payable to the order of General Electric Capital Corporation
           ("GECC") (incorporated by reference to Exhibit 10.19 to the company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997).
10.3...    Aircraft Security Agreement dated as of June 27, 1997 from the company to GECC (incorporated by reference to Exhibit
           10.20 to the company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1997).
10.4...    Lease Agreement by and between Boston Properties Limited
           Partnership and Orbital Sciences Corporation dated May 18,
           1999. (transmitted herewith).
10.5...    Lease Agreement by and between Boston Properties Limited
           Partnership and Orbital Sciences Corporation dated April 5,
           1999. (transmitted herewith).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.6...    Lease Agreement by and between Boston Properties Limited
           Partnership and Orbital Sciences Corporation dated December
           1, 1999. (transmitted herewith).
10.7...    Office Lease, dated July 17, 1992, between S.C. Realty, Inc.
           and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.3 to the company's Annual Report on Form 10-K for the year ended December 1, 1992).
10.8...    Sale/Leaseback Agreement, dated September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate
           Property Associates 9, L.P. and Space Data Corporation
           (incorporated by reference to Exhibit 10.2 to the company's
           Registration Statement on Form S-1 (File Number 33-33453)
           filed on February 9, 1990).
10.9...    First Amendment to Sale/Leaseback Agreement, dated as of
           December 27, 1990, by and among Corporate Property
           Associates 8, L.P., Corporate Property Associates 9, L.P.
           and Space Data Corporation (incorporated by reference to
           Exhibit 10.2.1 to the company's annual Report on Form 100-K for the year ended December 31, 1991).
10.10..    Orbital Sciences Corporation 1990 Stock Option Plan,
           restated as of April 27, 1995 (incorporated by reference to
           Exhibit 10.5.1 to the company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1995).*
10.11..    Orbital Sciences Corporation 1990 Stock Option Plan for
           Non-Employee Directors, restated as of April 27, 1995
           (incorporated by reference to Exhibit 10.5.2 to the
           company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1995).*
10.12..    Orbital Sciences Corporation 1995 Deferred Compensation Plan
           (incorporated by reference to Exhibit 10.9 to the company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1995).*
10.13..    Performance Share Agreement dated May 18, 2001 between the company and Mr. D. W. Thompson (transmitted herewith).*
10.14..    Performance Share Agreement between the company and James R.
           Thompson dated May 18, 2001 (transmitted herewith).*
10.15..    Performance Share Agreement between the company and Garrett
           E. Pierce dated May 18, 2001 (transmitted herewith).*
10.16..    Executive Employment Agreement dated as of August 9, 2000 by and between the company and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000).*
10.17..    Executive Employment and Change of Control Agreement dated as of August 9, 2000 by and between the company and Garrett
           E. Pierce (incorporated by reference to Exhibit 10.4 to the company's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 2000 filed on November 14, 2000).*
10.18..    Amended and Restated Orbital Sciences Corporation 1997 Stock
           Option and Incentive Plan (incorporated by reference to
           Exhibit 10.18 to the company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1998).
10.19..    Form of 1998 Indemnification Agreement (incorporated by
           reference to Exhibit 10.23 to the company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998).*
10.20..    Form of 1998 Executive Employment Agreement (incorporated by reference to Exhibit 10.24 to the company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998).*

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.21..    Agreement and Plan of Merger, dated as of May 25, 2001, by and among the company, Magellan Corporation, Thales North
           America, Inc. and Thomson-CSF Electronics, Inc.
           (incorporated by reference to Exhibit 10.1 to the company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           June 30, 2001 filed on August 14, 2001).
10.22..    Purchase Agreement, dated as of May 25, 2001, by and among the company, Orbital Navigation Corporation and Thales North
           America, Inc. (incorporated by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 filed on August 14, 2001).
10.23..    Loan and Security Agreement by and among Orbital Sciences
           Corporation, the lenders that are signatories hereto and
           Foothill Capital Corporation, as the Arranger and Agent
           dated March 1, 2002 (transmitted herewith).
21..       Subsidiaries of the Company (transmitted herewith).
23.1...    Consent of PricewaterhouseCoopers LLP (transmitted
           herewith).
23.2...    Consent of Arthur Andersen LLP (transmitted herewith).
99.1...    Financial Statements of Orbital Imaging Corporation.
           (transmitted herewith).
99.2...    Financial Statements of ORBCOMM Global, L.P. (incorporated by reference from the Financial Statements of ORBCOMM Global
           L.P. for the years ended December 31, 2000 and December 31,
           1999 filed as part of Exhibit 99.2 to the company's Annual
           Report on Form 10-K for the fiscal year ended December 31,
           2000).
99.3...    Financial Statements of Orbital Communication Corporation
           for the year ended December 31, 1999 (incorporated by
           reference from Exhibit 99.3 to the company's Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended
           December 31, 2000).

---------------
* Management Contract or Compensatory Plan or Arrangement.