Form 10-Q
period 2002-03-31
ORBITAL SCIENCES CORP /DE/
filed 2002-05-03
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                              For the quarter ended

                                 MARCH 31, 2002

                          ORBITAL SCIENCES CORPORATION

                         Commission file number 1-14279

                DELAWARE                                      06-1209561
        (State of Incorporation)                     (IRS Identification number)

        21839 ATLANTIC BOULEVARD
         DULLES, VIRGINIA 20166                             (703) 406-5000
(Address of principal executive offices)                  (Telephone number)

The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of May 1, 2002, 43,055,842 shares of the registrant's common stock were outstanding.

PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                       2002            2001
                                                                                     ---------     ---------
                                                                                    (unaudited)
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $  61,044     $  63,215
  Restricted cash and cash equivalents                                                  10,547        10,815
  Receivables, net                                                                     128,079       125,538
  Inventories, net                                                                      20,931        21,627
  Other current assets                                                                   4,135         3,403
                                                                                     ---------     ---------
      TOTAL CURRENT ASSETS                                                             224,736       224,598
                                                                                     ---------     ---------
PROPERTY, PLANT AND EQUIPMENT, net                                                      89,204        88,795
GOODWILL, net                                                                          109,088       109,088
OTHER NON-CURRENT ASSETS                                                                13,091        10,253
                                                                                     ---------     ---------
      TOTAL ASSETS                                                                   $ 436,119     $ 432,734
                                                                                     =========     =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations                                           $ 101,845     $ 103,710
  Accounts payable and accrued expenses                                                129,845       160,386
  Deferred revenues                                                                     26,761        23,886
                                                                                     ---------     ---------
      TOTAL CURRENT LIABILITIES                                                        258,451       287,982
                                                                                     ---------     ---------
LONG-TERM OBLIGATIONS, net of current portion                                           29,172         4,665
OTHER NON-CURRENT LIABILITIES                                                            4,904         5,216

ALLOCATED LOSSES OF AFFILIATE IN EXCESS OF COST OF INVESTMENT                           40,586        40,586

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding           --            --
  Common Stock, par value, $.01; 80,000,000 shares authorized, 42,806,127 and
     41,240,870 shares outstanding, respectively                                           428           412
  Additional paid-in capital                                                           545,771       539,458
  Accumulated deficit                                                                 (443,193)     (445,585)
                                                                                     ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                                                       103,006        94,285
                                                                                     ---------     ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 436,119     $ 432,734
                                                                                     =========     =========

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                                          FOR THE QUARTERS ENDED
                                                                 MARCH 31,
                                                        -------------------------------
                                                        2002                    2001
                                                      ---------              ---------
REVENUES                                              $ 120,712              $  94,889
Costs of goods sold                                     100,767                 84,242
                                                      ---------              ---------
GROSS PROFIT                                             19,945                 10,647

Research and development expenses                         1,706                  1,667
Selling, general and administrative expenses             13,038                 11,918
Amortization of goodwill                                     --                  1,575
                                                      ---------              ---------
INCOME (LOSS) FROM OPERATIONS                             5,201                 (4,513)

Interest expense                                         (3,025)                (9,023)
Other income, net                                           216                    608
Allocated share of losses of affiliate                       --                 (9,764)
                                                      ---------              ---------
Income (loss) before provision for income
  taxes and discontinued operations                       2,392                (22,692)

Provision for income taxes                                   --                     --
                                                      ---------              ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  2,392                (22,692)
Income from discontinued operations                          --                  1,125
                                                      ---------              ---------
NET INCOME (LOSS)                                     $   2,392              $ (21,567)
                                                      =========              =========

BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations            $    0.06              $   (0.60)
  Income from discontinued operations                        --                   0.03
                                                      ---------              ---------
  Net income (loss)                                   $    0.06              $   (0.57)
                                                      =========              =========

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations            $    0.05              $   (0.60)
  Income from discontinued operations                        --                   0.03
                                                      ---------              ---------
  Net income (loss)                                   $    0.05              $   (0.57)
                                                      =========              =========

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                  FOR THE QUARTERS ENDED
                                                                         MARCH 31,
                                                                 -------------------------
                                                                    2002          2001
                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                              $  2,392       $(21,567)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Income from discontinued operations                              --         (1,125)
      Depreciation and amortization                                 4,024          5,565
      Allocated share of losses of affiliate                           --          9,764
  Changes in assets and liabilities and other                     (24,858)       (37,177)
                                                                 --------       --------
      Net cash used in continuing operations                      (18,442)       (44,540)
      Net cash used in discontinued operations                         --        (10,428)
                                                                 --------       --------
      NET CASH USED IN OPERATING ACTIVITIES                       (18,442)       (54,968)
                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                         (4,144)        (3,455)
                                                                 --------       --------
        Net cash used in continuing operations                     (4,144)        (3,455)
        Net cash provided by discontinued operations                   --          4,931
                                                                 --------       --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (4,144)         1,476
                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net short-term borrowings                                        --            729
      Principal payments on long-term obligations                  (2,357)        (1,606)
      Net proceeds from issuances of long-term obligations         22,364         30,000
      Net proceeds from issuances of common stock                     408             80
                                                                 --------       --------
        Net cash provided by continuing operations                 20,415         29,203
        Net cash used in discontinued operations                       --         (7,868)
                                                                 --------       --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                  20,415         21,335
                                                                 --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (2,171)       (32,157)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     63,215         45,076
                                                                 --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 61,044       $ 12,919
                                                                 ========       ========

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001
(UNAUDITED)

(1)      BASIS OF PRESENTATION AND LIQUIDITY

         Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, is a space technology company that designs, manufactures, operates and markets a broad range of affordable space systems, including launch vehicles, satellites and related space systems and electronic systems.

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, with the exception of the first quarter of 2002, the company reported losses from operations and net losses from continuing operations for the past several years. In addition, the company's March 31, 2002 cash balance, operating cash flow and available borrowing capacity in 2002 will be insufficient to repay the outstanding subordinated convertible notes that become due on October 1, 2002, as discussed below. The company's accumulated deficit was $443.2 million as of March 31, 2002. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The company's continuation as a going concern is dependent upon its ability to restructure its outstanding subordinated notes, meet its 2002 cash flow plan and comply with the terms of its new credit facility.

         The company's liquidity has been and continues to be constrained. To meet the company's capital and operating requirements, the company sold its interests in four businesses in 2001 and used a substantial amount of the proceeds from these divestitures to reduce debt. The company is also considering the sale of additional non-core assets. In addition, during 2001, the company consolidated certain business operations, reduced its workforce and implemented other cost-cutting measures. As of March 31, 2002, the company had $61.0 million of unrestricted cash and cash equivalents. On March 1, 2002, Orbital entered into a new three-year primary credit facility, which includes (i) a $25 million term loan and (ii) a $35 million revolving line of credit facility (see Note 9).

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

         In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

(2)      PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.

         Certain reclassifications have been made to the 2001 financial statements and footnote disclosures to conform to the 2002 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

(3)      DISCONTINUED OPERATIONS

         The company reclassified its condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2001 to report the results of operations and cash flows of divested businesses as discontinued operations.

(4)      INDUSTRY SEGMENT INFORMATION

         Orbital designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems and (iii) electronic systems. Reportable segments are generally organized based upon product lines. Corporate and other includes certain corporate office general and administrative expenses that have not been attributed to a particular segment and, for the quarter ended March 31, 2001, corporate office general and administrative expenses related to discontinued operations.

         Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. There were no significant sales or transfers between segments.

         The following table presents operating information for the quarters ended March 31, 2002 and 2001 and identifiable assets at March 31, 2002 and December 31, 2001 by reportable segment (in thousands).

                                                                           QUARTERS ENDED MARCH 31,
                                                                      --------------------------------
                                                                         2002                 2001
                                                                      -----------         ------------
LAUNCH VEHICLES AND ADVANCED PROGRAMS:
  Revenues                                                           $  44,701            $  29,841
  Operating income (loss)                                                4,160                 (464)
  Identifiable assets                                                  112,624              114,403(1)
  Capital expenditures                                                   1,138                  468
  Depreciation and amortization                                          1,420                1,925
SATELLITES AND RELATED SPACE SYSTEMS:
  Revenues                                                           $  60,828            $  51,670
  Operating income (loss)                                                  100               (1,831)
  Identifiable assets                                                  138,065              132,047(1)
  Capital expenditures                                                   2,537                1,635
  Depreciation and amortization                                          1,189                2,134
ELECTRONIC SYSTEMS:
  Revenues                                                           $  16,007            $  14,934
  Operating income (loss)                                                1,240                  220
  Identifiable assets                                                   65,647               66,749(1)
  Capital expenditures                                                     142                  160
  Depreciation and amortization                                            210                  544
CORPORATE AND OTHER:
  Revenues                                                           $    (824)           $  (1,556)
  Operating income (loss)                                                 (299)              (2,438)
  Allocated share of losses of affiliate                                    --               (9,764)
  Identifiable assets                                                  119,783              119,535 (1)
  Capital expenditures                                                     327                1,192
  Depreciation and amortization                                          1,205                  962
CONSOLIDATED:
  Revenues                                                           $ 120,712            $  94,889
  Operating income (loss)                                                5,201               (4,513)
  Allocated share of losses of affiliate                                    --               (9,764)
  Identifiable assets                                                  436,119              432,734 (1)
  Capital expenditures                                                   4,144                3,455
  Depreciation and amortization                                          4,024                5,565


-------------------
(1)Identifiable assets as of December 31, 2001

(5)      INVENTORIES

         Inventories consisted of the following (in thousands):

                                            MARCH 31, 2002      DECEMBER 31, 2001
                                            --------------      -----------------
Components and raw materials                  $ 11,820           $ 10,622
Work-in-process                                 10,738             12,395
Allowance for inventory obsolescence            (1,627)            (1,390)
                                              --------           --------
     Total                                    $ 20,931           $ 21,627
                                              ========           ========

(6)      EARNINGS PER SHARE

         The following table presents the shares used in computing basic and dilutive earnings per share ("EPS") for the first quarter of 2002:

Weighted average of outstanding shares for basic EPS          42,170,322
Dilutive effect of outstanding stock options and warrants      1,562,978
                                                              ----------
Shares for diluted EPS                                        43,733,300
                                                              ==========

         In periods of losses from continuing operations, such as the first quarter of 2001, fully diluted per-share losses are the same as basic per-share losses. The weighted average of outstanding shares used to compute per share amounts in the first quarter of 2001 was 37,745,045.

(7)      COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) and associated differences are as follows (in thousands):

                                                        QUARTERS ENDED
                                                            MARCH 31,
                                                    ----------------------
                                                       2002          2001
                                                    --------      --------
COMPUTATION OF COMPREHENSIVE INCOME (LOSS):
Net income (loss), as reported                      $  2,392      $(21,567)
Translation adjustments                                   --          (721)
Unrealized gains on investments                           --          (546)
                                                    --------      --------
  Comprehensive income (loss)                       $  2,392      $(22,834)
                                                    ========      ========

ACCUMULATED DIFFERENCES BETWEEN NET INCOME
  (LOSS), AS REPORTED, AND COMPREHENSIVE LOSS:
Beginning of period                                 $     --      $ (7,152)
Translation adjustments                                   --          (721)
Unrealized gains on investments                           --          (546)
                                                    --------      --------
  End of period                                     $     --      $ (8,419)
                                                    ========      ========

(8)      INVESTMENTS IN AND TRANSACTIONS WITH ORBIMAGE

         The company uses the equity method of accounting for its ownership interest in Orbital Imaging Corporation ("ORBIMAGE"). In the first half of 2001, the company recognized 100% of ORBIMAGE's losses, including preferred stock dividends, in allocated share of losses of affiliate in the accompanying statements of operations. During 2001, such losses exceeded the company's investment in ORBIMAGE. The company ceased recognizing ORBIMAGE losses as of July 1, 2001. As of March 31, 2002 and December 31, 2001, recognized losses exceeded the company's investment in ORBIMAGE by $40.6 million and such amount is reported as "allocated losses of affiliate in excess of cost of investment" on the accompanying consolidated balance sheets. The disposition of the $40.6 million balance is dependent upon the future of ORBIMAGE as an entity, and could include, among other outcomes, a full or partial reversal of this balance from future earnings of ORBIMAGE or, in the event that ORBIMAGE were to restructure through bankruptcy or liquidate and dissolve, the remaining balance would be reversed at that time.

         In April 2002, ORBIMAGE filed a voluntary petition of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code in the Eastern District of Virginia and is currently negotiating a plan of reorganization with its major creditors and shareholders, including Orbital. There can be no assurance that a consensual plan of reorganization will be successfully negotiated, in which case Orbital could be subject to litigation brought by ORBIMAGE, its other shareholders and/or its creditors.

         Under a fixed-price procurement contract between Orbital and ORBIMAGE, Orbital has produced and launched ORBIMAGE's satellites, and is continuing to construct the OrbView-3 satellite and related launch vehicle and ground segment. As a result of ORBIMAGE's lack of liquidity and weakened financial condition, Orbital ceased recognizing revenues on the ORBIMAGE procurement contract in 2000 and commenced accounting for its contract with ORBIMAGE using the completed contract method. The liabilities associated with the ORBIMAGE contract exceeded the related assets by $12.9 million and $16.4 million as of March 31, 2002 and December 31, 2001, respectively, and are included in accounts payable and accrued expenses.

(9)      DEBT

         On March 1, 2002, Orbital entered into a three-year primary credit facility with Foothill Capital Corporation ("Foothill") as arranger and agent. The facility provides for total borrowings of up to $60 million, including (i) a $25 million term loan (the "Term Loan") and (ii) a $35 million revolver (the "Revolver"), of which up to $30 million may be available for borrowing based on Orbital's billed and unbilled receivables. Upon closing the facility, the company borrowed the entire $25 million available under the Term Loan, which provided $22.4 million in net proceeds to the company after deducting transaction fees and expenses. As of March 31, 2002, the entire Term Loan was outstanding at an interest rate of 11%. As of March 31, 2002, there were no borrowings under the Revolver although $5.5 million of the amount available for borrowing was utilized for letters of credit and foreign exchange forward contracts. Accordingly, $24.5 million of the Revolver was available for borrowing as of March 31, 2002. The borrowings under the facility are collateralized by all of the company's assets. As of March 31, 2002, the company was in compliance with the loan covenants. The facility imposes restrictions on the company's ability to refinance existing indebtedness and, accordingly, Foothill's consent is likely to be required in order to refinance the company's convertible notes as discussed below.

         Orbital's $100 million of 5% convertible subordinated notes become due on October 1, 2002, accordingly, the entire balance is reported as a current liability. Orbital is considering alternatives with respect to the payment or refinancing of these notes (see Note 1). A default by the company on the subordinated convertible notes would also result in a default on the company's new primary credit facility described above.

(10)     COMMITMENTS AND CONTINGENCIES

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

CONTINGENCIES

         As described in Note 8 above, ORBIMAGE filed a voluntary petition of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code and is currently negotiating a plan of reorganization with its major creditors and shareholders, including Orbital. There can be no assurance that a consensual plan of reorganization will be successfully negotiated, in which case Orbital could be subject to litigation brought by ORBIMAGE, its other shareholders and/or its creditors. The outcome of any such litigation is uncertain.

         During the second quarter of 2000, Orbital agreed to temporarily refund $20 million to ORBIMAGE in January 2001 from amounts previously paid by ORBIMAGE under its procurement agreement with Orbital, provided, however, that such obligation would be terminated if Orbital were to successfully broker a renegotiation of ORBIMAGE's then existing license agreement for worldwide RadarSat-2 satellite distribution rights with MacDonald Dettwiler and Associates Ltd. ("MDA") by January 2001. The then existing RadarSat-2 license agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. RadarSat-2 distribution rights. Orbital believes that as a result, its obligation to temporarily refund $20 million was extinguished. ORBIMAGE has notified Orbital of its position that, notwithstanding the renegotiation of the license agreement, the $20 million refund is now due and payable. Orbital disputes that position.

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

(11)     RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for the company beginning in 2002, and is required to be applied as of January 1, 2002. Impairment losses that arise due to the initial application of SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed in the first half of 2002, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the financial statements for the year ending December 31, 2002, will measure the amount of goodwill impairment loss, if any. The company has not completed its analysis of the effect of adopting SFAS No. 142.

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following table adjusts the reported loss from continuing operations for the quarter ended March 31, 2001 and the related basic and diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

Reported loss from continuing operations                        $(22,692)
Goodwill amortization                                              1,575
                                                                 --------
Adjusted loss from continuing operations                        $(21,117)
                                                                 ========

Reported loss per share from continuing operations              $  (0.60)
Goodwill amortization                                               0.04
                                                                 --------
Adjusted loss per share from continuing operations              $  (0.56)
                                                                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         With the exception of historical information, the matters discussed below under the headings "Consolidated Results of Operations for the Quarters Ended March 31, 2002 and 2001", "Liquidity and Capital Resources" and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2001, may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

         Orbital designs, manufactures, operates and markets a broad range of space-related systems for commercial, civil government and military customers. Our primary products include low-orbit, geosynchronous-orbit and planetary spacecraft for communications, remote sensing and scientific missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense boosters that are used as interceptor and target vehicles for missile defense systems. We also offer space-related technical services to government agencies and develop and build satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2002 AND
2001

         Revenues - Our consolidated revenues were $120.7 million and $94.9 million in the first quarters of 2002 and 2001, respectively. Revenues increased in the first quarter of 2002 as compared to the same period in 2001 primarily due to substantial revenue growth in our launch vehicle business and, to a lesser extent, our satellite and related space systems business.

         Gross Profit - Our consolidated gross profit was $19.9 million and $10.6 million in the first quarters of 2002 and 2001, respectively. Gross profit in the first quarter of 2002 increased as compared to the same period in 2001 primarily as a result of increased revenues in our launch systems business, increased gross profit in our satellite and related space systems business, an improvement in profits on electronic systems contracts and the absence in 2002 of costs recorded in 2001 related to the termination of the X-34 program.

         Research and Development Expenses - Research and development expenses were $1.7 million in both the first quarter of 2002 and the first quarter of 2001. These expenses related primarily to the development of improved launch vehicles and satellites.

         Selling, General and Administrative Expenses - Selling, general and administrative expenses were $13.0 million and $11.9 million in the first quarters of 2002 and 2001, respectively. Selling, general and administrative expenses increased in the first quarter of 2002 as compared to the first quarter of 2001 in part as a result of an insurance reimbursement recorded in the first quarter of 2001 for certain prior period legal expenses and an increase in general and administrative expenses as a result of higher contract volume in 2002.

         Goodwill Amortization - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, which is effective for Orbital beginning in 2002, the amortization of goodwill was discontinued as of January 1, 2002. Goodwill amortization expense was $1.6 million in the first quarter of 2001.

         Interest Expense - Interest expense was $3.0 million and $9.0 million for the first quarters of 2002 and 2001, respectively. Interest expense in both the first quarter of 2002 and the first quarter of 2001 included $1.0 million related to a vendor financing agreement. Interest expense in the first quarter of 2001 included $2.6 million of fees related to an amendment of our prior credit facility and $3.4 million of higher interest expense related to the prior credit facility.

         Allocated Share of Losses of Affiliate - In the first quarter of 2001, we recognized $9.4 million, or 100% of ORBIMAGE's losses and preferred stock dividends, as allocated share of losses of affiliate and $0.4 million of other adjustments related to our interest in ORBIMAGE. We ceased recognizing ORBIMAGE's losses after the second quarter of 2001.

         Provision for Income Taxes - We did not record an income tax expense in the first quarter of 2002 due to the availability of net operating loss carry forwards. We did not record an income tax benefit in the first quarter of 2001 related to the loss for that period because such benefit could not be reasonably assured from future operating results.

         Discontinued Operations - We reported as discontinued operations net income of $1.1 million for the first quarter of 2001 related to our divested businesses.

         Net Income (Loss) - Our consolidated income (loss) from continuing operations was $2.4 million and ($22.7) million in the first quarters of 2002 and 2001, respectively. Net income (loss) was $2.4 million and ($21.6) million in the first quarters of 2002 and 2001, respectively.

SEGMENT RESULTS

         Our products and services are grouped into three reportable segments:
(i) launch vehicles and advanced programs, (ii) satellites and related space systems and (iii) electronic systems. All other activities of the company, as well as consolidating eliminations and adjustments, are reported in corporate and other. The following table summarizes revenues and income (loss) from operations for our reportable business segments and corporate and other (in thousands):

                                               QUARTERS ENDED MARCH 31,
                                              -------------------------
                                                 2002            2001
                                              ---------       ---------
REVENUES:
   Launch Vehicles and Advanced Programs      $  44,701       $  29,841
   Satellites and Related Space Systems          60,828          51,670
   Electronic Systems                            16,007          14,934
   Corporate and Other                             (824)         (1,556)
                                              ---------       ---------
   TOTAL                                      $ 120,712       $  94,889
                                              =========       =========
INCOME (LOSS) FROM OPERATIONS:
   Launch Vehicles and Advanced Programs      $   4,160       $    (464)
   Satellites and Related Space Systems             100          (1,831)
   Electronic Systems                             1,240             220
   Corporate and Other                             (299)         (2,438)
                                              ---------       ---------
   TOTAL                                      $   5,201       $  (4,513)
                                              =========       =========

         Launch Vehicles and Advanced Programs - Revenues in this segment increased in the first quarter of 2002 as compared to the first quarter of 2001 primarily as a result of work on a major defense contract that was awarded in the first quarter of 2002.

         Operating income for launch vehicles and advanced programs improved in the first quarter of 2002 as compared to the first quarter of 2001 as a result of a $2.0 million increase in launch vehicle operating income and a $2.6 million increase in advanced programs operating income. Operating income for launch vehicles increased in the first quarter of 2002 as compared to the same period in 2001 as a result of the overall increase in launch vehicle revenues. Additionally, the absence of goodwill amortization in the first quarter of 2002, which was $0.4 million in the first quarter of 2001, contributed to an improvement in launch vehicle operating income. Operating income for advanced programs improved in the first quarter of 2002 as compared to the same period in 2001 primarily due to the absence in 2002 of costs incurred in the first quarter of 2001 related to the termination of the X-34 program.

         Satellites and Related Space Systems - Revenues from satellites and related space systems increased in the first quarter of 2002 as compared to the first quarter of 2001 largely as a result of higher revenues for our commercial geosynchronous satellite product line. The growth in this product line is attributable to a new geosynchronous satellite contract awarded late in the first quarter of 2001 in addition to an order received in the second half of 2001 to build an additional satellite for an existing customer.

         Operating income from satellites and related space systems increased in the first quarter of 2002 as compared to the same period in 2001 primarily as a result of the absence of goodwill amortization in the first quarter of 2002, which was $0.8 million in the first quarter of 2001, and improved profitability on commercial geosynchronous satellite contracts.

         Electronic Systems - Revenues from electronic systems increased in the first quarter of 2002 as compared to the same period in 2001 primarily as a result of increased volume represented by several new contracts for transportation systems.

         Operating income from electronic systems increased in the first quarter of 2002 as compared to the same period in 2001 primarily as a result of the profit related to higher revenues in 2002 and the absence of goodwill amortization in the first quarter of 2002, which was $0.4 million in the first quarter of 2001.

         Corporate and Other - Corporate and other includes the elimination of intercompany revenues. The reduction in such eliminations in the first quarter of 2002 as compared to the first quarter of 2001 is due primarily to the absence of intercompany work in 2002 associated with the termination of the X-34 contract in March 2001.

         Corporate and other operating loss includes expenses for corporate general and administrative activities that are not allocated to the operating segments. The reduction in such expenses in the first quarter of 2002 as compared to the same period in 2001 was attributable to the absence in the first quarter of 2002 of costs related to discontinued operations in 2001.

BACKLOG

         During the first quarter of 2002, we received $407 million in new firm orders and $553 million in new option backlog. The major contributor to our backlog was a $900 million award, of which approximately $300 million was firm, to supply missile defense-related vehicles under the Ground-based Midcourse Defense Boost Vehicle missile defense contract through the end of the decade. As a result of new orders, offset by the expiration of several contract options and revenues recognized during the quarter, our firm and total backlog increased from $582 million and $2.55 billion, respectively, at December 31, 2001, to $850 million and $2.63 billion, respectively, as of March 31, 2002. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at March 31, 2002 does not give effect to new orders received or any terminations or cancellations since that date.

LIQUIDITY AND CAPITAL RESOURCES

         Although we had $61.0 million of unrestricted cash and cash equivalents as of March 31, 2002, our liquidity has been and continues to be constrained. We will not have sufficient cash to repay our $100 million subordinated convertible notes that become due on October 1, 2002. Additionally, while we currently expect that our cash on hand and our primary credit facility (discussed below) will be sufficient to meet our operating and capital expenditure requirements in 2002, there can be no assurance that this will be the case.

         During the first quarter of 2002, we reported net cash used in operations of $18.4 million, which included a $25.0 million payment related to our vendor financing agreement from a launch services provider and a $13.0 million receipt from NASA as final settlement of the termination of the X-34 contract. Our investing activities used $4.1 million for capital expenditures for the first quarter of 2002.

         Our financing activities provided $20.4 million during the first quarter of 2002 primarily as a result of $22.4 million in net proceeds from our new credit facility term loan discussed below. Additionally, we received $0.4 million in the first quarter of 2002 from the exercise of stock options and warrants. In August 2001, we issued warrants in connection with the settlement of a class action lawsuit. The warrants are exercisable for up to 4,631,121 shares of common stock at an exercise price of $4.82 per share, for a period of three years from the date of their issuance. During the first quarter of 2002, a total of 3,054 warrants were exercised. During the first quarter of 2002, we made $2.4 million of principal payments on capital leases and other debt.

         On March 1, 2002, we entered into a three-year primary credit facility with Foothill Capital Corporation ("Foothill") as arranger and agent. This facility provides for total borrowings of up to $60 million, including (i) a $25 million term loan (the "Term Loan") and (ii) a $35 million revolver (the "Revolver"), of which up to $30 million may be available for borrowing based on our billed and unbilled receivables. Upon closing the facility, we borrowed the entire $25 million available under the Term Loan, which provided $22.4 million in net proceeds to us after deducting transaction fees and expenses. As of March 31, 2002, the entire Term Loan was outstanding at an interest rate of 11%. As of March 31, 2002, there were no borrowings under the Revolver although $5.5 million of the amount available for borrowing was utilized for letters of credit and foreign exchange forward contracts. Accordingly, $24.5 million of the Revolver was available for borrowing as of March 31, 2002. The borrowings under the facility are collateralized by all of our assets. As of March 31, 2002, we were in compliance with loan covenants. The facility also imposes restrictions on our ability to refinance existing indebtedness and, accordingly, Foothill's consent is likely to be required in order to refinance our convertible notes as discussed below.

         Our $100 million subordinated convertible notes become due on October 1, 2002. We are considering various alternatives in order to repay or restructure these notes. These alternatives include seeking to raise additional equity and/or debt capital in order to repay the notes or pursuing an exchange offer whereby we would make an offer to the noteholders to exchange the notes for new debt and/or equity securities. We are engaged in discussions with financial advisors regarding possible transactions. There can be no assurance that we will successfully raise enough capital in order to repay the notes, nor can there be any assurance that an exchange offer on terms acceptable to us can be implemented and accepted by our existing noteholders. A default by us on the convertible notes would also result in a default on our new primary credit facility described above. Our ability to continue as a going concern is contingent upon, among other factors, a successful refinancing or restructuring of the convertible notes.

         As of March 31, 2002, $24.8 million of deferred vendor payments and accrued interest at a rate of 10.5% under a vendor financing arrangement with a launch services provider were recorded in accounts payable. This financing arrangement commits us to pay the entire balance prior to the launch, which is expected to occur in the second quarter of 2002.

         In April 2002, ORBIMAGE filed a voluntary petition of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code and is currently negotiating a plan of reorganization with its major creditors and shareholders, including Orbital. There can be no assurance that a consensual plan of reorganization will be successfully negotiated, in which case Orbital could be subject to litigation brought by ORBIMAGE, its other shareholders and/or its creditors.

         During the second quarter of 2000, we agreed to temporarily refund $20 million to ORBIMAGE in January 2001 from amounts previously paid by ORBIMAGE under its procurement agreement with us, provided, however, that such obligation would be terminated if we were to successfully broker a renegotiation of ORBIMAGE's then existing license agreement for worldwide RadarSat-2 satellite distribution rights with MacDonald Dettwiler and Associates Ltd. ("MDA") by January 2001. The then existing RadarSat-2 agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. RadarSat-2 distribution rights. We believe that as a result, our obligation to temporarily refund $20 million was extinguished. ORBIMAGE has notified us of its position that, notwithstanding the renegotiation of the license agreement, the $20 million refund is now due and payable. We dispute that position. In our negotiation of a consensual plan of reorganization for ORBIMAGE, we are seeking general mutual releases of all potential claims among ORBIMAGE, its various stakeholders and Orbital.

         In 2001, ORBIMAGE entered into a new license agreement with MDA for exclusive U.S. RadarSat-2 imagery distribution rights. Under the new RadarSat-2 license agreement, two $5 million installments will be due from ORBIMAGE to MDA in 2002. If ORBIMAGE is unable to make these payments to MDA, we have agreed to make such payments on its behalf in exchange for receivables from ORBIMAGE in an amount equal to the payments, to the extent that receivables are available. There can be no assurance that ORBIMAGE's receivables will be collectible.

         Certain international contracts and many of our electronic systems contracts customarily require us to post performance bonds or letters of credit pending completion of work. We had $13.8 million of standby letters of credit outstanding at March 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for us beginning in 2002, and is required to be applied as of January 1, 2002. Impairment losses that arise due to the initial application of SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed in the first half of 2002, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the financial statements for the year ending December 31, 2002, will measure the amount of goodwill impairment loss, if any. We have not completed our analysis of the effect of adopting SFAS No. 142.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations on specific receivables denominated in Japanese Yen. Accordingly, we are subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. At March 31, 2002, the company had foreign currency forward exchange contracts to sell a total of 1.6 billion Japanese Yen for $12.9 million. The market value of these contracts was $13.6 million as of March 31, 2002.

         The fair market value of our $100 million 5% convertible subordinated notes that are due on October 1, 2002 was $89.1 million at March 31, 2002.

         We have a deferred compensation plan for senior managers and executive officers, with a total liability balance of $4.7 million at March 31, 2002. This liability is subject to fluctuation based upon the market value of underlying securities.

PART II

OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         We are party to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings would have a material adverse effect on our results of operations or financial condition.


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

                                       ORBITAL SCIENCES CORPORATION


DATED:  May 3, 2002                     By:      /s/ David W. Thompson
                                             ----------------------------------
                                             David W. Thompson
                                             Chief Executive Officer


DATED:  May 3, 2002                     By:      /s/ Garrett E. Pierce
                                             ----------------------------------
                                             Garrett E. Pierce
                                             Executive Vice President,
                                             Chief Financial Officer

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

10.1              Orbital Sciences Corporation 1997 Stock Option and Incentive
                  Plan, as amended through April 25, 2002 (transmitted herewith).*

                  *Management Compensatory Plan