Form 10-Q/A
period 2002-03-31
ORBITAL SCIENCES CORP /DE/
filed 2002-07-11
CIK 820736

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

As of June 24, 2002, 43,825,851 shares of the registrant's common stock were outstanding.

                                EXPLANATORY NOTE

          This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 is being filed solely for the purpose of amending the Exhibit Index hereto and filing Exhibits 10.2 and 10.3, filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ORBITAL SCIENCES CORPORATION


DATED:  July 11, 2002                   By:      /s/ Garrett E. Pierce
                                             ----------------------------------
                                             Garrett E. Pierce
                                             Executive Vice President,
                                             Chief Financial Officer

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

10.1              Orbital Sciences Corporation 1997 Stock Option and Incentive
                  Plan, as amended through April 25, 2002 (previously filed).*

10.2 Purchase Contract, dated as of March 27, 2002 by and between Orbital Sciences Corporation and The Boeing Company
                  (transmitted herewith).**

10.3              Letter Agreement, dated December 4, 2001 by and between
                  Orbital Sciences Corporation and The Boeing Company
                  (transmitted herewith).

--------------
*  Management Compensatory Plan
** Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.