Form 10-Q
period 2002-06-30
ORBITAL SCIENCES CORP /DE/
filed 2002-07-29
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                                  JUNE 30, 2002


                          ORBITAL SCIENCES CORPORATION


                         Commission file number 1-14279
                         ------------------------------



                       DELAWARE                                                       06-1209561
  ---------------------------------------------------                  ------------------------------------------
               (State of Incorporation)                                       (IRS Identification number)

               21839 ATLANTIC BOULEVARD
                DULLES, VIRGINIA 20166                                              (703) 406-5000
  ---------------------------------------------------                  ------------------------------------------
       (Address of principal executive offices)                                   (Telephone number)











The registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

As of July 25, 2002, 44,482,637 shares of the registrant's common stock were outstanding.

PART 1
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          ORBITAL SCIENCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2002              2001
                                                                                      -------------     --------------
                                                                                      (unaudited)

                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $   57,280        $    63,215
  Restricted cash and cash equivalents                                                    10,289             10,815
  Receivables, net                                                                       126,075            125,538
  Inventories, net                                                                        18,164             21,627
  Other current assets                                                                     3,735              3,403
                                                                                      -------------     --------------
     TOTAL CURRENT ASSETS                                                                215,543            224,598
                                                                                      -------------     --------------
PROPERTY, PLANT AND EQUIPMENT, net                                                        90,052             88,795
GOODWILL                                                                                 109,088            109,088
OTHER NON-CURRENT ASSETS                                                                  11,914             10,253
                                                                                      -------------     --------------
     TOTAL ASSETS                                                                     $  426,597        $   432,734
                                                                                      =============     ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations                                            $  101,861        $   103,710
  Accounts payable and accrued expenses                                                  103,339            160,386
  Deferred revenues                                                                       32,487             23,886
                                                                                      -------------     --------------
     TOTAL CURRENT LIABILITIES                                                           237,687            287,982
                                                                                      -------------     --------------
LONG-TERM OBLIGATIONS, net of current portion                                             28,694              4,665
OTHER NON-CURRENT LIABILITIES                                                              4,547              5,216

ALLOCATED LOSSES OF AFFILIATE IN EXCESS OF COST OF INVESTMENT                             40,586             40,586

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding             --                 --
  Common Stock, par value $.01; 80,000,000 shares authorized, 44,634,056 and
     41,240,870 shares outstanding, respectively                                             446                412
  Additional paid-in capital                                                             552,469            539,458
  Accumulated deficit                                                                   (437,832)          (445,585)
                                                                                      -------------     --------------
     TOTAL STOCKHOLDERS' EQUITY                                                          115,083             94,285
                                                                                      -------------     --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  426,597        $   432,734
                                                                                      =============     ==============

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       FOR THE QUARTERS ENDED
                                                                                              JUNE 30,
                                                                                -------------------------------------
                                                                                     2002                 2001
                                                                                ----------------    -----------------
REVENUES                                                                         $   135,435        $    108,489
Costs of goods sold                                                                  112,383             101,891
                                                                                ----------------    -----------------
GROSS PROFIT                                                                          23,052               6,598

Research and development expenses                                                      2,242               2,554
Selling, general and administrative expenses                                          13,568              11,094
Amortization of goodwill                                                                  --               1,441
                                                                                ----------------    -----------------
INCOME (LOSS) FROM OPERATIONS                                                          7,242              (8,491)

Interest expense                                                                      (2,755)             (6,787)
Other income, net                                                                        874                 371
Allocated share of losses of affiliate                                                    --             (10,230)
                                                                                ----------------    -----------------
Income (loss) before provision for income taxes and discontinued operations            5,361             (25,137)
Provision for income taxes                                                                --                  --
                                                                                ----------------    -----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                               5,361             (25,137)
Income from discontinued operations                                                       --              91,708
                                                                                ----------------    -----------------
NET INCOME                                                                       $     5,361        $     66,571
                                                                                ================    =================

BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations                                       $      0.12        $      (0.66)
  Income from discontinued operations                                                    --                 2.41
                                                                                ----------------    -----------------
  Net income                                                                     $      0.12        $       1.75
                                                                                ================    =================

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations                                       $      0.12        $      (0.66)
  Income from discontinued operations                                                    --                 2.41
                                                                                ----------------    -----------------
  Net income                                                                     $      0.12        $       1.75
                                                                                ================    =================

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                -------------------------------------
                                                                                     2002                 2001
                                                                                ----------------    -----------------
REVENUES                                                                         $   256,147        $    203,378
Costs of goods sold                                                                  213,150             186,133
                                                                                ----------------    -----------------
GROSS PROFIT                                                                          42,997              17,245

Research and development expenses                                                      3,948               4,221
Selling, general and administrative expenses                                          26,606              23,012
Amortization of goodwill                                                                  --               3,016
                                                                                ----------------    -----------------
INCOME (LOSS) FROM OPERATIONS                                                         12,443             (13,004)

Interest expense                                                                      (5,780)            (15,810)
Other income, net                                                                      1,090                 980
Allocated share of losses of affiliate                                                    --             (19,995)
                                                                                ----------------    -----------------
Income (loss) before provision for income taxes and discontinued operations            7,753             (47,829)
Provision for income taxes                                                                --                  --
                                                                                ----------------    -----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                               7,753             (47,829)
Income from discontinued operations                                                       --              92,835
                                                                                ----------------    -----------------
NET INCOME                                                                       $     7,753        $     45,006
                                                                                ================    =================

BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations                                       $      0.18        $      (1.26)
  Income from discontinued operations                                                    --                 2.45
                                                                                ----------------    -----------------
  Net income                                                                     $      0.18        $       1.19
                                                                                ================    =================

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations                                       $      0.17        $      (1.26)
  Income from discontinued operations                                                    --                 2.45
                                                                                ----------------    -----------------
  Net income                                                                     $      0.17        $       1.19
                                                                                ================    =================

See accompanying notes to condensed consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                         FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                       ------------------------------
                                                                                          2002              2001
                                                                                       ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                           $  7,753          $ 45,006
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Income from discontinued operations                                                    --           (92,835)
      Depreciation and amortization                                                       7,485            11,306
      Allocated share of losses of affiliate                                                 --            19,995
  Changes in assets and liabilities and other                                           (37,803)          (35,496)
                                                                                       ------------     -------------
      Net cash used in continuing operations                                            (22,565)          (52,024)
      Net cash used in discontinued operations                                               --            (5,739)
                                                                                       ------------     -------------
      NET CASH USED IN OPERATING ACTIVITIES                                             (22,565)          (57,763)
                                                                                       ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                               (8,732)           (7,150)
      Net proceeds from sales of subsidiary equity                                           --           146,640
                                                                                       ------------     -------------
        Net cash provided by (used in) continuing operations                             (8,732)          139,490
        Net cash provided by discontinued operations                                         --             2,502
                                                                                       ------------     -------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (8,732)          141,992
                                                                                       ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net short-term borrowings (repayments)                                                 --              (654)
      Principal payments on long-term obligations                                        (2,822)         (105,176)
      Net proceeds from issuances of long-term obligations                               22,364            31,299
      Net proceeds from issuances of common stock                                         5,820             1,701
                                                                                       ------------     -------------
        Net cash provided by (used in) continuing operations                             25,362           (72,830)
        Net cash used in discontinued operations                                             --            (4,910)
                                                                                       ------------     -------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              25,362           (77,740)
                                                                                       ------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (5,935)            6,489

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           63,215            45,076
                                                                                       ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 57,280          $ 51,565
                                                                                       ============     =============


See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001
(UNAUDITED)

(1)      BASIS OF PRESENTATION AND LIQUIDITY

     Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, is a space technology company that designs, manufactures, operates and markets a broad range of space systems, including launch vehicles, satellites and related space systems and electronic systems.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, with the exception of the first two quarters of 2002, the company reported losses from operations and net losses from continuing operations for the past several years. In addition, the company's June 30, 2002 cash balance, operating cash flow and available borrowing capacity in 2002 will be insufficient to repay the outstanding subordinated convertible notes that become due on October 1, 2002, as discussed below. The company's accumulated deficit was $437.8 million as of June 30, 2002. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The company's continuation as a going concern is dependent upon its ability to restructure its outstanding subordinated notes, meet its 2002 cash flow plan and comply with the terms of its credit facility.

     The company's liquidity has been and continues to be constrained. To meet the company's capital and operating requirements, the company sold its interests in four businesses in 2001 and used a substantial amount of the proceeds from these divestitures to reduce debt. The company is also considering the sale of its only remaining non-core business, the electronic systems segment. In addition, during 2001, the company consolidated certain business operations, reduced its workforce and implemented other cost-cutting measures. As of June 30, 2002, the company had $57.3 million of unrestricted cash and cash equivalents. On March 1, 2002, Orbital entered into a three-year primary credit facility, which includes (i) a $25 million term loan and (ii) a $35 million revolving line of credit (see Note 9).

     The company's $100 million subordinated convertible notes become due on October 1, 2002. The company is actively pursuing various alternatives in order to repay or restructure these notes. These alternatives include seeking to raise additional equity capital and/or debt in order to repay the notes or pursuing an exchange offer whereby the company would make an offer to the noteholders to exchange the notes for new debt and/or equity securities. There can be no assurance that the company will successfully raise enough capital in order to repay the notes, nor can there be any assurance that an exchange offer on terms acceptable to the company can be implemented and accepted by the company's existing noteholders. A default by the company on the subordinated convertible notes would also result in a default on the company's primary credit facility described above.

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

     Operating results for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

(2)      PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.

     Certain reclassifications have been made to the 2001 financial statements and footnote disclosures to conform to the 2002 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

(3)      DISCONTINUED OPERATIONS

     The company reclassified its condensed consolidated statements of operations for the quarter and six months ended June 30, 2001 and cash flows for the six months ended June 30, 2001 to report the results of operations and cash flows of divested businesses as discontinued operations.

(4)      INDUSTRY SEGMENT INFORMATION

     Orbital designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems and (iii) electronic systems. Reportable segments are generally organized based upon product lines. Corporate and other includes the elimination of intercompany revenues, certain corporate office general and administrative expenses that have not been attributed to a particular segment and, for the quarter and six months ended June 30, 2001, corporate office general and administrative expenses also include such costs which were attributable to discontinued operations.

      Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts.

      The following table presents operating information for the quarters and six months ended June 30, 2002 and 2001 and identifiable assets at June 30, 2002 and December 31, 2001 by reportable segment (in thousands).

                                                       QUARTERS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------------           ----------------------------------
                                                        2002               2001                     2002                 2001
                                                  ----------------    --------------           -------------      ---------------
LAUNCH VEHICLES AND ADVANCED PROGRAMS:
  Revenues                                          $  63,769             $  36,275             $ 108,470             $  66,116
  Operating income (loss)                               5,722                 7,512                 9,882                 7,047
  Identifiable assets                                 111,749               114,403(1)            111,749               114,403(1)
  Capital expenditures                                  1,105                   210                 2,242                   678
  Depreciation and amortization                         1,442                 1,972                 2,862                 3,897
SATELLITES AND RELATED SPACE SYSTEMS:
  Revenues                                          $  56,519             $  57,799             $ 117,347             $ 109,469
  Operating income (loss)                                 192               (13,081)                  292               (14,912)
  Identifiable assets                                 132,210               132,047(1)            132,210               132,047(1)
  Capital expenditures                                  2,526                 2,417                 5,073                 4,052
  Depreciation and amortization                         1,227                 2,324                 2,416                 4,458
ELECTRONIC SYSTEMS:
  Revenues                                          $  16,035             $  15,086             $  32,042             $  30,020
  Operating income (loss)                               1,629                   337                 2,869                   557
  Identifiable assets                                  62,230                66,749(1)             62,230                66,749(1)
  Capital expenditures                                    200                   110                   342                   270
  Depreciation and amortization                           191                   523                   401                 1,067
CORPORATE AND OTHER:
  Revenues                                          $    (888)            $    (671)            $  (1,712)            $  (2,227)
  Operating income (loss)                                (301)               (3,259)                 (600)               (5,696)
  Allocated share of losses of affiliate                   --               (10,230)                   --               (19,995)
  Identifiable assets                                 120,408               119,535(1)            120,408               119,535(1)
  Capital expenditures                                    759                   958                 1,075                 2,150
  Depreciation and amortization                           884                   922                 1,806                 1,884
CONSOLIDATED:
  Revenues                                          $ 135,435             $ 108,489             $ 256,147             $ 203,378
  Operating income (loss)                               7,242                (8,491)               12,443               (13,004)
  Allocated share of losses of affiliate                   --               (10,230)                   --               (19,995)
  Identifiable assets                                 426,597               432,734(1)            426,597               432,734(1)
  Capital expenditures                                  4,590                 3,695                 8,732                 7,150
  Depreciation and amortization                         3,744                 5,741                 7,485                11,306

-------------------
(1) Identifiable assets as of December 31, 2001

(5)      INVENTORIES

     Inventories consisted of the following (in thousands):

                                                                      JUNE 30, 2002      DECEMBER 31, 2001
                                                                   -----------------    --------------------
     Components and raw materials                                        $    8,448        $  10,622
     Work-in-process                                                         11,343           12,395
     Allowance for inventory obsolescence                                    (1,627)          (1,390)
                                                                   -----------------    --------------------
          Total                                                          $   18,164        $  21,627
                                                                   =================    ====================

(6)      EARNINGS PER SHARE

     The following table presents the shares used in computing basic and diluted earnings per share ("EPS") for the quarter and six months ended June 30, 2002:

                                                                    QUARTER ENDED       SIX MONTHS ENDED
                                                                    JUNE 30, 2002          JUNE 30, 2002
                                                                   -----------------    --------------------
     Weighted average of outstanding shares for basic EPS             43,096,804             42,636,121
     Dilutive effect of outstanding stock options and warrants         2,405,691              2,031,264
                                                                   -----------------    --------------------
     Shares for diluted EPS                                           45,502,495             44,667,385
                                                                   =================    ====================

     In periods of losses from continuing operations, such as the first quarter and the first six months of 2001, fully diluted per-share losses are the same as basic per-share losses. The weighted average of outstanding shares used to compute per share amounts in the quarter and six months ended June 30, 2001 was 37,941,317 and 37,843,923, respectively.

(7)      COMPREHENSIVE INCOME

     Comprehensive income and associated differences are as follows (in thousands):

                                                  QUARTERS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                 --------------------------       ---------------------------
                                                    2002           2001              2002           2001
                                                    ----           ----              ----           ----
COMPUTATION OF COMPREHENSIVE INCOME:
Net income, as reported                           $   5,361     $   66,571        $   7,753      $   45,006
Translation adjustments                                  --          8,208               --           7,487
Unrealized gains on investments                          --         18,511               --          17,965
                                                 -----------    -----------       -----------    ------------
  Comprehensive income                            $   5,361     $   93,290        $   7,753      $   70,458
                                                 ===========    ===========       ===========    ============


ACCUMULATED DIFFERENCES BETWEEN NET INCOME,
  AS REPORTED, AND COMPREHENSIVE LOSS:
Beginning of period                               $      --     $   (8,419)       $      --      $   (7,152)
Translation adjustments                                  --          8,208               --           7,487
Unrealized gains on investments                          --         18,511               --          17,965
                                                 -----------    -----------       -----------    ------------
  End of period                                   $      --     $   18,300        $      --      $   18,300
                                                 ===========    ===========       ===========    ============

(8)      INVESTMENTS IN AND TRANSACTIONS WITH ORBIMAGE

     The company uses the equity method of accounting for its ownership interest in Orbital Imaging Corporation ("ORBIMAGE"). In the first half of 2001, the company recognized 100% of ORBIMAGE's losses, including preferred stock dividends, in allocated share of losses of affiliate in the accompanying statements of operations. During 2001, such losses exceeded the company's investment in ORBIMAGE. The company ceased recognizing ORBIMAGE losses as of July 1, 2001. As of both June 30, 2002 and December 31, 2001, recognized losses exceeded the company's investment in ORBIMAGE by $40.6 million and such amount is reported as "allocated losses of affiliate in excess of cost of investment" on the accompanying condensed consolidated balance sheets. The $40.6 million balance could be fully or partially reversed depending upon whether ORBIMAGE restructures through bankruptcy or liquidates and dissolves and whether Orbital has an equity ownership in a restructured ORBIMAGE (see Note 10).

     Under a fixed-price procurement contract between Orbital and ORBIMAGE, Orbital has produced and launched ORBIMAGE's satellites, and is continuing to construct the OrbView-3 satellite and related launch vehicle and ground segment. As a result of ORBIMAGE's lack of liquidity and weakened financial condition, Orbital ceased recognizing revenues on the ORBIMAGE procurement contract in 2000 and commenced accounting for its contract with ORBIMAGE using the completed contract method. The liabilities associated with the ORBIMAGE contract exceeded the related assets by $9.6 million and $16.4 million as of June 30, 2002 and December 31, 2001, respectively, and are included in accounts payable and accrued expenses. These amounts represent the accruals for the estimated costs to complete the ORBIMAGE contract.

(9)      DEBT

     On March 1, 2002, Orbital entered into a three-year primary credit facility with Foothill Capital Corporation ("Foothill") as arranger and agent. The facility provides for total borrowings of up to $60 million, including (i) a $25 million term loan (the "Term Loan") and (ii) a $35 million revolver (the "Revolver"), of which up to $30 million may be available for borrowing based on Orbital's billed and unbilled receivables. The Term Loan has an interest rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association (the "Prime Rate") plus 6%, but not less than 11%. Borrowings under the Revolver accrue interest at a rate equal to the Prime Rate plus 2.25 %, but not less than 7%. Upon closing the facility, the company borrowed the entire $25 million available under the Term Loan, which provided $22.4 million in net proceeds to the company after deducting transaction fees and expenses. As of June 30, 2002, the entire Term Loan was outstanding at an interest rate of 11%. As of June 30, 2002, there were no borrowings under the Revolver, although $18 million of the amount available for borrowing was utilized for letters of credit and foreign exchange forward contracts. Accordingly, $12 million of the Revolver was available for borrowing as of June 30, 2002. The borrowings under the facility are collateralized by all of the company's assets. As of June 30, 2002, the company was in compliance with the loan covenants. The facility imposes restrictions on the company's ability to refinance existing indebtedness and, accordingly, Foothill's consent will be required in order to refinance the company's convertible notes as discussed below.

     Orbital's $100 million of 5% convertible subordinated notes become due on October 1, 2002. Accordingly, the entire balance is reported as a current liability. Orbital is actively pursuing alternatives with respect to the payment or refinancing of these notes (see Note 1). A default by the company on the subordinated convertible notes would also result in a default on the company's new primary credit facility described above.

(10)     COMMITMENTS AND CONTINGENCIES

LITIGATION

     The company is party to certain litigation or other legal proceedings arising in the ordinary course of business. Except as discussed below, in the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company's results of operations or financial condition.

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

ORBIMAGE CONTINGENCY

     In 1999, ORBIMAGE and MacDonald, Dettwiler and Associates, Ltd. ("MDA"), then Orbital's wholly owned subsidiary, entered into a license agreement granting ORBIMAGE the worldwide distribution rights for data to be generated by the RadarSat-2 satellite currently under construction by MDA for $60 million. In June 2000, Orbital agreed to assist ORBIMAGE in negotiating a modification to this license agreement. ORBIMAGE had previously paid $30 million of the license fee and had a substantial installment due in January 2001. In connection with this agreement to assist in negotiating this modification, Orbital agreed to temporarily refund $20 million to ORBIMAGE if a modification meeting certain requirements had not been agreed to by January 2001. At that same time, ORBIMAGE and Orbital agreed to the termination of a stock purchase agreement pursuant to which Orbital had agreed to make certain equity investments in ORBIMAGE based on its cash requirements.

     On February 9, 2001, the parties signed a new agreement that granted ORBIMAGE a license to distribute RadarSat-2 data in the United States. In view of this agreement, Orbital did not (and does not believe it was required to) temporarily refund the $20 million to ORBIMAGE because the delay from the date set in the June 2000 agreement was not material. Under the terms of the new agreement, ORBIMAGE agreed to pay a total of $40 million to MDA ($30 million of which was credited from payment made under the original contract) with the remaining $10 million to be paid in two $5 million installments, which are due from ORBIMAGE in July and December of 2002. Orbital also agreed that it would purchase receivables from ORBIMAGE in an amount equal to the installment obligation, and to forward such payments to MDA if ORBIMAGE is unable to make these payments to MDA and if so requested by ORBIMAGE. Any purchase would be subject to bankruptcy court procedures and approval and Orbital may not be able to monetize any receivables to the full extent of the price it pays. ORBIMAGE did not take the actions necessary to trigger Orbital's purchase obligation with respect to the July 2002 installment.

     ORBIMAGE is currently in default on its interest payment obligations under its senior notes. On April 5, 2002, ORBIMAGE filed a voluntary petition of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code in the Eastern District of Virginia. ORBIMAGE has not yet filed a plan of reorganization. While Orbital is attempting to negotiate a consensual plan of reorganization with ORBIMAGE, certain of its major preferred stockholders and the Creditors Committee, to date Orbital has been unable to reach a mutually satisfactory agreement.

     Under the procurement agreement, Orbital is continuing to construct the OrbView-3 satellite and related launch vehicle and ground segment. OrbView-3 is scheduled for launch in the second half of 2002. Orbital also has continued to provide ORBIMAGE with certain administrative services and technical support, generally on a cost-reimbursement basis. All amounts due from ORBIMAGE have been fully reserved.

     On June 19, 2002, the Official Committee of Unsecured Creditors appointed in the bankruptcy proceeding filed a motion in the Bankruptcy Court for authority to conduct discovery against Orbital under Federal Rules of Bankruptcy Procedure 2004. The stated purpose of the Creditors Committee in seeking such discovery is to investigate the details of ORBIMAGE's relationship and transactions with Orbital in order to reveal whether claims are warranted against the company or certain of its directors, officers and former officers on theories that might include, among others, wrongful control and domination, breach of fiduciary duty, breach of contract, fraud and misrepresentation.

     On July 24, 2002, ORBIMAGE filed a civil action in the U.S. Bankruptcy Court for the Eastern District of Virginia against Orbital and two officer/directors seeking $30 million plus unspecified damages alleging, among other things, breach of contract, conversion of property, breach of fiduciary duty, fraud and misrepresentation, and civil conspiracy in connection with various transactions among Orbital, ORBIMAGE and MDA. On an expedited basis, ORBIMAGE is seeking , among other things, specific performance of Orbital's alleged obligation to temporarily refund it $20 million as discussed above. Orbital believes it has valid defenses to those claims that ORBIMAGE and the Creditors Committee have articulated to date and Orbital is vigorously defending these actions.

(11)     RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and second, measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for the company beginning in 2002, and is required to be applied as of January 1, 2002. Any impairment loss that is recorded in connection with the initial application of SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. As required by SFAS No. 142, Orbital has completed the first step of the goodwill impairment test, and has identified a potential impairment of goodwill related to its electronic systems segment. The company has not yet completed the second step of the test that will measure the amount of impairment loss. In accordance with SFAS No. 142, the second step of the impairment test will be completed prior to the issuance of the consolidated financial statements for the year ending December 31, 2002, and the company expects to record a charge of up to $14 million upon completing this test.

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following table adjusts the reported loss from continuing operations for the quarter and six months ended June 30, 2001 and the related basic and diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

                                                                 QUARTER ENDED          SIX MONTHS ENDED
                                                                 JUNE 30, 2001            JUNE 30, 2001
                                                                -----------------      --------------------
     Reported loss from continuing operations                      $ (25,137)              $ (47,829)
     Goodwill amortization                                             1,441                   3,016
                                                                -----------------      --------------------
     Adjusted loss from continuing operations                      $ (23,696)              $ (44,813)
                                                                =================      ====================

     Reported loss per share from continuing operations            $   (0.66)              $   (1.26)
     Goodwill amortization                                              0.04                    0.08
                                                                -----------------      --------------------
     Adjusted loss per share from continuing operations            $   (0.62)              $   (1.18)
                                                                =================      ====================


      In April 2002, SFAS No. 145, "Rescission on FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" was issued. Under SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The company is currently reviewing the provisions of SFAS No. 145 to determine the standard's impact on the company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters discussed below under the headings "Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2002 and 2001," "Liquidity and Capital Resources" and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2001 under the heading "Business - Risk Factors Related to Our Business and Our Industry," may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Revenues - Our consolidated revenues were $135.4 million and $108.5 million in the second quarters of 2002 and 2001, respectively, and $256.1 million and $203.4 million for the six months ended June 30, 2002 and 2001, respectively. Revenues increased in the quarter and six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to substantial revenue growth in our launch vehicle business. Our satellite and related space systems business also contributed to the increase for the first half of 2002.

     Gross Profit - Our consolidated gross profit was $23.1 million and $6.6 million in the second quarters of 2002 and 2001, respectively, and $43.0 million and $17.2 million for the six months ended June 30, 2002 and 2001, respectively. Gross profit in the quarter and six months ended June 30, 2002 increased as compared to the same periods in 2001 primarily as a result of increased revenues in our launch vehicle business, increased gross profit in our satellite and related space systems business, an improvement in profit in our electronic systems business and the absence in 2002 of costs recorded in 2001 related to the termination of the X-34 program.

     Research and Development Expenses - Research and development expenses were $2.2 million and $2.6 million in the second quarters of 2002 and 2001, respectively, and $3.9 million and $4.2 million for the six months ended June 30, 2002 and 2001, respectively. These expenses related primarily to the electronic systems segment in 2002 and to the launch vehicles and advanced programs segment in 2001.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $13.6 million and $11.1 million in the second quarters of 2002 and 2001, respectively, and $26.6 million and $23.0 million for the six months ended June 30, 2002 and 2001, respectively. Selling, general and administrative expenses increased in the second quarter and the first half of 2002 as compared to the same periods in 2001 primarily as a result of the benefit in 2001 of a favorable $3.4 million contract earnings adjustment on the X-34 contract which was terminated in March 2001.

     Goodwill Amortization - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, which is effective for Orbital beginning in 2002, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. Accordingly, the amortization of goodwill was discontinued as of January 1, 2002. Goodwill amortization expense was $1.4 million and $3.0 million for the quarter and six months ended June 30, 2001, respectively.

     Interest Expense - Interest expense was $2.8 million and $6.8 million for the second quarters of 2002 and 2001, respectively, and $5.8 million and $15.8 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense was higher in the second quarter and first half of 2001 than in the same periods of 2002 primarily due to higher average borrowings in 2001. Additionally, interest expense in the second quarter of 2001 included $1.2 million of accelerated amortization of prepaid financing costs related to the permanent reduction of borrowing capacity on our prior credit facility. Interest expense in the first half of 2001 also included $2.6 million of fees related to an amendment of our prior credit facility.

     Other income, net - Gains of $0.8 million related to foreign currency translation and technology license fees accounted for a large portion of other income, net in the second quarter and first half of 2002. Interest earnings on cash equivalents and short-term investments accounted for the majority of other income, net in the second quarter and first half of 2001.

     Allocated Share of Losses of Affiliate - In the second quarter and first half of 2001, we recognized $9.7 million and $19.0 million, respectively, or 100% of ORBIMAGE's losses and preferred stock dividends, as allocated share of losses of affiliate. Additionally, $0.5 million and $0.9 million of other adjustments related to our interest in ORBIMAGE were reported as allocated shares of losses of affiliate in the second quarter and first half of 2001, respectively. We ceased recognizing ORBIMAGE's losses after the second quarter of 2001.

     Provision for Income Taxes - We did not record an income tax expense in the quarter or six months ended June 30, 2002 due to the availability of net operating loss carry forwards. We did not record an income tax benefit in the quarter or six months ended June 30, 2001 related to the loss for those periods because such benefit could not be reasonably assured from future operating results.

     Discontinued Operations - We reported as discontinued operations net income of $91.7 million and $92.8 million for the quarter and six months ended June 30, 2001, respectively, related to our divested businesses.

     Net Income - Our consolidated income (loss) from continuing operations was $5.4 million and ($25.1) million in the second quarters of 2002 and 2001, respectively, and $7.8 million and ($47.8) million for the first half of 2002 and 2001, respectively. Net income was $5.4 million and $66.6 million in the second quarters of 2002 and 2001, respectively, and $7.8 million and $45.0 million for the first half of 2002 and 2001, respectively.

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

                                                     QUARTERS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                 --------------------------------    -------------------------------
                                                      2002             2001               2002              2001
                                                      ----             ----               ----              ----
REVENUES:
   Launch Vehicles and Advanced Programs         $     63,769      $    36,275       $    108,470       $  66,116
   Satellites and Related Space Systems                56,519           57,799            117,347         109,469
   Electronic Systems                                  16,035           15,086             32,042          30,020
   Corporate and Other                                   (888)            (671)            (1,712)         (2,227)
                                                 -------------    ---------------    -------------     -------------
   TOTAL                                         $    135,435      $   108,489       $    256,147       $ 203,378
                                                 =============    ===============    =============     =============
INCOME (LOSS) FROM OPERATIONS:

   Launch Vehicles and Advanced Programs         $      5,722     $      7,512       $      9,882       $   7,047
   Satellites and Related Space Systems                   192          (13,081)               292         (14,912)
   Electronic Systems                                   1,629              337              2,869             557
   Corporate and Other                                   (301)          (3,259)              (600)         (5,696)
                                                 -------------    ---------------    -------------     -------------
   TOTAL                                         $      7,242      $    (8,491)      $     12,443      $  (13,004)
                                                 =============    ===============    =============     =============


      Launch Vehicles and Advanced Programs - Revenues in this segment increased in the quarter and six months ended June 30, 2002 as compared to the same periods of 2001 primarily as a result of work on our missile defense booster vehicle program under a multi-year contract with The Boeing Company. Additionally, revenue in the second quarter of 2002 increased as a result of work on a new space launch vehicle contract for an international customer. Partly offsetting these increases in revenue was a net reduction in other space launch vehicle revenues.

      Operating income for launch vehicles and advanced programs decreased in the second quarter of 2002 as compared to the second quarter of 2001 as a result of a $2.0 million decrease in advanced programs operating income that was partly offset by a $0.2 million increase in launch vehicle operating income. Operating income for advanced programs decreased in the second quarter of 2002 as compared to the same period in 2001 primarily due to a favorable $3.4 million contract earnings adjustment on the X-34 program recorded in the second quarter of 2001. Notwithstanding the overall increase in launch vehicle revenues, operating income from our launch vehicle programs was relatively constant in the second quarter of 2002 as compared to the same period in 2001 as a result of reduced revenues on higher-margin space launch vehicle contracts. Additionally, the absence of goodwill amortization in 2002, which was $0.4 million in the second quarter of 2001, contributed to an improvement in launch vehicle operating income.

     Operating income for launch vehicles and advanced programs increased in the first half of 2002 as compared to the same period in 2001 as a result of a $2.2 million increase in launch vehicle operating income and a $0.6 million increase in advanced programs operating income. Operating income for launch vehicles increased in the first half of 2002 as compared to the same period in 2001 as a result of the aforementioned second quarter factors, including the absence of goodwill amortization in 2002 which was $0.8 million in the first half of 2001. Operating income for advanced programs increased in the first half of 2002 as compared to the same period in 2001 primarily due to the absence in 2002 of costs incurred related to the termination of the X-34 program, which for the first half of 2001 more than offset the aforementioned favorable $3.4 million contract earnings adjustment.

Satellites and Related Space Systems - Revenues from satellites and related space systems decreased slightly in the second quarter of 2002 as compared to the same period in 2001 and increased significantly in the first half of 2002 as compared to the same period in 2001. The increase in the first half of 2002 was largely a result of higher revenues from our commercial geosynchronous satellite product line. The growth in this product line is attributable to the production of two more geosynchronous satellites in the first half of 2002 as compared to 2001. This increase in revenue was more than offset by a reduction in science and technology satellite revenues in the second quarter of 2002 as compared to the second quarter of 2001.

     Operating income from satellites and related space systems increased significantly in the second quarter and first half of 2002 as compared to the same periods in 2001 primarily as a result of improved operating results on geosynchronous satellite contracts and the ORBIMAGE procurement contract, which generated significantly lower losses in the second quarter of 2002 as compared to the second quarter of 2001. Results in the second quarter of 2002 include a charge of approximately $2.5 million for increased costs related to a geosynchronous spacecraft delivered in June and launched in July 2002 and $1.0 million of profit related to the sale of inventory previously fully reserved in a prior year. Additionally, the absence of goodwill amortization in 2002, which was $0.7 million and $1.5 million for the three and six months ended June 30, 2001, respectively, contributed to the improvement in satellite and related space systems operating income.

     Electronic Systems - Revenues from electronic systems increased in the second quarter and in the first half of 2002 as compared to the same periods in 2001 primarily attributable to several new contracts for transportation management systems.

     Operating income from electronic systems increased in the quarter and six months ended June 30, 2002 as compared to the same periods in 2001 primarily as a result of the profit related to higher revenues in 2002 in addition to higher average margins on new and existing contracts and the absence of goodwill amortization in 2002, which was $0.3 million and $0.7 million, respectively, for the quarter and six months ended June 30, 2001.

     Corporate and Other - Corporate and other includes the elimination of intercompany revenues. The reduction in such eliminations in the six months ended June 30, 2002 as compared to the same period in 2001 is due primarily to the absence in 2002 of intercompany work associated with the terminated X-34 contract.

     Corporate and other operating loss includes expenses for corporate general and administrative activities that are not allocated to the operating segments or were attributable to discontinued operations. The reduction in such expenses in the quarter and six months ended June 30, 2002 as compared to the same periods in 2001 was attributable to the absence in 2002 of costs related to discontinued operations.

BACKLOG

     During the second quarter of 2002 we received $89 million in new firm orders, and $98 million in new option backlog. During the first half of 2002 we received $496 million in new firm orders and $651 million in new option backlog. The major contributor to our backlog was a $930 million award, of which approximately $307 million was firm, to supply missile defense-related vehicles under the Ground-based Midcourse Defense Boost Vehicle missile defense contract through the end of the decade. As a result of new orders, offset by the expiration of several contract options and revenues recognized during the first half of 2002, our firm and total backlog increased from $582 million and $2.55 billion, respectively, as of December 31, 2001, to $799.5 million and $2.60 billion, respectively, as of June 30, 2002. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at June 30, 2002 does not give effect to new orders received or any terminations or cancellations since that date.

LIQUIDITY AND CAPITAL RESOURCES

     Although we had $57.3 million of unrestricted cash and cash equivalents as of June 30, 2002, our liquidity has been and continues to be constrained. We will not have sufficient cash to repay our $100 million subordinated convertible notes that become due on October 1, 2002. Additionally, while we currently expect that our cash on hand and our primary credit facility (discussed below) will be sufficient to meet our operating and capital expenditure requirements in 2002, there can be no assurance that this will be the case.

     During the first half of 2002, we reported net cash used in operations of $22.6 million, which included approximately $50.0 million in payments related to our vendor financing agreement from a launch services provider and a $13.0 million receipt from NASA as final settlement of the termination of the X-34 contract. Our investing activities used $8.7 million for capital expenditures for the first half of 2002.

     Our financing activities provided $25.4 million during the first half of 2002 primarily as a result of $22.4 million in net proceeds from our new credit facility term loan discussed below. Additionally, we received $5.8 million in the first half of 2002 from the issuance of shares of common stock under the company's employee stock purchase plan and the exercise of stock options and warrants. In August 2001, we issued warrants in connection with the settlement of a class action lawsuit. The warrants are exercisable for up to 4,631,121 shares of common stock at an exercise price of $4.82 per share, for a period of three years from the date of their issuance. During the first half of 2002, a total of 18,522 warrants were exercised. During the first half of 2002, we made $2.8 million of principal payments on capital leases and other debt.

     On March 1, 2002, we entered into a three-year primary credit facility with Foothill Capital Corporation ("Foothill") as arranger and agent. This facility provides for total borrowings of up to $60 million, including (i) a $25 million term loan (the "Term Loan") and (ii) a $35 million revolver (the "Revolver"), of which up to $30 million may be available for borrowing based on our billed and unbilled receivables. The Term Loan has an interest rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association (the "Prime Rate") plus 6.00%, but not less than 11%. Borrowings under the Revolver accrue interest at a rate equal to the Prime Rate plus 2.25 %, but not less than 7%. Upon closing the facility, we borrowed the entire $25 million available under the Term Loan, which provided $22.4 million in net proceeds to us after deducting transaction fees and expenses. As of June 30, 2002, the entire Term Loan was outstanding at an interest rate of 11%. As of June 30, 2002, there were no borrowings under the Revolver, although $18 million of the amount available for borrowing was utilized for letters of credit and foreign exchange forward contracts. Accordingly, $12 million of the Revolver was available for borrowing as of June 30, 2002. The borrowings under the facility are collateralized by all of our assets. As of June 30, 2002, we were in compliance with loan covenants. The facility also imposes restrictions on our ability to refinance existing indebtedness and, accordingly, Foothill's consent will be required in order to refinance our convertible notes as discussed below.

     Our $100 million subordinated convertible notes become due on October 1, 2002. We are actively pursuing alternatives in order to repay or restructure these notes. These alternatives include seeking to raise additional equity and/or debt capital in order to repay the notes or pursuing an exchange offer whereby we would make an offer to the noteholders to exchange the notes for new debt and/or equity securities. We are engaged in discussions with financial advisors, potential investors and the existing noteholders regarding possible transactions. Any securities offered, sold or exchanged pursuant to the foregoing potential transactions have not been registered under the Securities Act of 1933, as amended and may not be offered, sold or exchanged in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that we will successfully raise enough capital in order to repay the notes, nor can there be any assurance that an exchange offer on terms acceptable to us can be implemented and accepted by our existing noteholders. A default by us on the convertible notes would also result in a default on our new primary credit facility described above. Our ability to continue as a going concern is contingent upon, among other factors, a successful refinancing or restructuring of the convertible notes.

     In each of the first and second quarters of 2002, the company paid approximately $25 million of a $50 million vendor financing agreement that was outstanding as of the end of 2001, thereby liquidating this obligation.

     Certain international contracts and many of our electronic systems contracts customarily require us to post performance bonds or letters of credit pending completion of work. We had $26.2 million of standby letters of credit outstanding at June 30, 2002, of which $10.2 million was collateralized by our restricted cash and cash equivalents and $16 million was issued under the Revolver.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and second, measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for the company beginning in 2002, and is required to be applied as of January 1, 2002. Any impairment loss that is recorded in connection with the initial application of SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle. As required by SFAS No. 142, we have completed the first step of the goodwill impairment test, and has identified a potential impairment of goodwill related to its electronic systems segment. We have not yet completed the second step of the test that will measure the amount of impairment loss. In accordance with SFAS No. 142, the second step of the impairment test will be completed prior to the issuance of the consolidated financial statements for the year ending December 31, 2002, and we expect to record a charge of up to $14 million upon completing this test.

      In April 2002, SFAS No. 145, "Rescission on FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" was issued. Under SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. We are currently reviewing the provisions of SFAS No. 145 to determine the standard's impact on our financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not have significant exposure to interest rate changes, commodity price changes, foreign currency fluctuation or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations on specific receivables denominated in Japanese Yen. Accordingly, we are subject to market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. At June 30, 2002, the company had foreign currency forward exchange contracts to sell a total of 855 million Japanese Yen for $6.9 million. The market value of these contracts was a $0.3 million loss as of June 30, 2002.

     The fair market value of our $100 million 5% convertible subordinated notes that are due on October 1, 2002 was $95.2 million at June 30, 2002.

     We have a deferred compensation plan for senior managers and executive officers, with a total liability balance of $4.5 million at June 30, 2002. This liability is subject to fluctuation based upon the market value of underlying securities.

PART II

                                OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            On June 19, 2002, the Official Committee of Unsecured Creditors appointed in the ORBIMAGE bankruptcy proceeding filed a motion in the Bankruptcy Court for authority to conduct discovery against us under Federal Rules of Bankruptcy Procedure 2004. The stated purpose of the Creditors Committee in seeking such discovery is to investigate the details of ORBIMAGE's relationship and transactions with us in order to reveal whether claims are warranted against us or certain of our directors, officers and former officers on theories that might include, among others, wrongful control and domination, breach of fiduciary duty, breach of contract, fraud and misrepresentation.

            On July 24, 2002, ORBIMAGE filed a civil action in the U.S. Bankruptcy Court for the Eastern District of Virginia against Orbital and two officer/directors seeking $30 million plus unspecified damages alleging, among other things, breach of contract, conversion of property, breach of fiduciary duty, fraud and misrepresentation, and civil conspiracy in connection with various transactions among Orbital, ORBIMAGE and MDA. On an expedited basis, ORBIMAGE is seeking, among other things, specific performance of Orbital's alleged obligation to temporarily refund it $20 million. Orbital believes it has valid defenses to those claims that ORBIMAGE and the Creditors Committee have articulated to date. Orbital is vigorously defending these actions.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

            (a) The annual meeting of stockholders of the Company was held on April 25, 2002.

            (b)   Not applicable.

            (c)   (i)   Election of four directors, each serving for a
                        three-year term ending in 2005:

                        Daniel J. Fink
                        Votes:           For:  35,562,625
                                         Withheld:  326,275

                        Robert J. Hermann
                        Votes:           For:  35,601,982
                                         Withheld:  286,912

                        Janice I. Obuchowski
                        Votes:           For:  35,383,998
                                         Withheld:  504,902

                        Frank L. Salizzoni
                        Votes:           For:  35,340,218
                                         Withheld:  548,682

                  (ii) To approve an increase in the number of shares authorized to be issued under the Orbital Sciences Corporation 1999 Employee Stock Purchase Plan from 1,000,000 shares to 3,000,000 shares.

                        For:             34,213,440
                        Against:          1,575,934
                        Abstain:             99,525


ITEM 5.     OTHER INFORMATION

            Not applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index.

            (b)   Reports on Form 8-K.

                  On July 11, 2002, the company filed a Current Report on Form 8-K, dated June 19, 2002, disclosing the filing by the Official Committee of Unsecured Creditors of Orbital Imaging Corporation ("ORBIMAGE") of a motion in the Bankruptcy Court in the Eastern District of Virginia seeking authority to conduct discovery against Orbital Sciences Corporation and others under Federal Rule of Bankruptcy Procedure 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ORBITAL SCIENCES CORPORATION


DATED:  July 29, 2002             By:   /s/ David W. Thompson
                                     -------------------------------------------
                                     David W. Thompson
                                     Chairman of the Board and
                                     Chief Executive Officer


DATED:  July 29, 2002             By:  /s/ Garrett E. Pierce
                                     -------------------------------------------
                                     Garrett E. Pierce
                                     Vice Chairman and Chief Financial Officer

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

10.1                        Supplemental Employment Agreement between Orbital
                            Sciences Corporation and Garrett E. Pierce dated
                            July 19, 2002.  (Filed herewith)