Form 10-Q
period 2002-09-30
ORBITAL SCIENCES CORP /DE/
filed 2002-11-05
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarter ended

September 30, 2002

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

As of October 29, 2002, 45,425,815 shares of the registrant’s common stock were outstanding.

PART 1

FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$50,530	$63,215
Restricted cash and cash equivalents	10,300	10,815
Receivables, net	132,865	125,538
Inventories, net	17,098	21,627
Other current assets	7,929	3,403

Total current assets	218,722	224,598

Property, plant and equipment, net	89,462	88,795
Goodwill	95,293	109,088
Other non-current assets	17,978	10,253

Total assets	$421,455	$432,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,722	$103,710
Accounts payable and accrued expenses	97,677	160,386
Deferred revenues	35,880	23,886

Total current liabilities	135,279	287,982

Long-term obligations, net of current portion	114,409	4,665
Other non-current liabilities	4,200	5,216

Allocated losses of affiliate in excess of cost of investment	40,586	40,586

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 80,000,000 shares authorized, 45,019,626 and 41,240,870 shares outstanding, respectively	450	412
Additional paid-in capital	577,235	539,458
Deferred compensation	(712)	—
Accumulated deficit	(449,992)	(445,585)

Total stockholders’ equity	126,981	94,285

Total liabilities and stockholders’ equity	$421,455	$432,734

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	For the Quarters Ended
	September 30,

	2002	2001

Revenues	$134,833	$91,008
Costs of goods sold	113,777	78,816

Gross profit	21,056	12,192

Research and development expenses	1,365	2,060
Selling, general and administrative expenses	13,855	25,549
Amortization of goodwill	—	1,503

Income (loss) from operations	5,836	(16,920)

Interest expense	(5,650)	(3,041)
Other income, net	574	3,683

Income (loss) before provision for income taxes and discontinued operations	760	(16,278)
Provision for income taxes	—	—

Income (loss) from continuing operations	760	(16,278)
Income from discontinued operations	875	21,895

Net income	$1,635	$5,617

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.42)
Income from discontinued operations	0.02	0.57

Net income	$0.04	$0.15

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	For the Nine Months Ended
	September 30,

	2002	2001

Revenues	$390,980	$294,386
Costs of goods sold	329,219	264,949

Gross profit	61,761	29,437

Research and development expenses	3,021	6,281
Selling, general and administrative expenses	40,461	48,561
Amortization of goodwill	—	4,519

Income (loss) from operations	18,279	(29,924)

Interest expense	(11,430)	(18,851)
Other income, net	1,664	4,663
Allocated share of losses of affiliate	—	(19,995)

Income (loss) before provision for income taxes and discontinued operations	8,513	(64,107)
Provision for income taxes	—	—

Income (loss) from continuing operations before cumulative effect of change in accounting	8,513	(64,107)
Income from discontinued operations	875	114,729
Cumulative effect of change in accounting	(13,795)	—

Net income (loss)	$(4,407)	$50,622

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.20	$(1.68)
Income from discontinued operations	0.02	3.01
Cumulative effect of change in accounting	(0.32)	—

Net income (loss)	$(0.10)	$1.33

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$(1.68)
Income from discontinued operations	0.02	3.01
Cumulative effect of change in accounting	(0.31)	—

Net income (loss)	$(0.10)	$1.33

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,

	2002	2001

Cash Flows From Operating Activities:
Income (loss) from continuing operations	$8,513	$(64,107)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,146	17,044
Amortization of debt issuance costs and debt discount	2,752	2,369
Stock contributions to defined contribution plan	2,919	2,992
Stock based compensation expense	348	—
Allocated share of losses of affiliate	—	19,995
Changes in assets and liabilities and other	(51,046)	(83,906)

Net cash used in continuing operations	(25,368)	(105,613)
Net cash used in discontinued operations	—	(8,680)

Net cash used in operating activities	(25,368)	(114,293)

Cash Flows From Investing Activities:
Capital expenditures	(11,810)	(9,293)
Net proceeds from sales of subsidiary equity and assets	—	244,625

Net cash provided by (used in) continuing operations	(11,810)	235,332
Net cash provided by discontinued operations	—	3,486

Net cash provided by (used in) investing activities	(11,810)	238,818

Cash Flows From Financing Activities:
Net short-term borrowings (repayments)	—	(8,145)
Principal payments on long-term obligations	(128,261)	(155,457)
Net proceeds from issuances of long-term obligations and warrants	145,797	30,000
Net proceeds from issuances of common stock	6,957	1,015

Net cash provided by (used in) continuing operations	24,493	(132,587)
Net cash used in discontinued operations	—	(4,450)

Net cash provided by (used in) financing activities	24,493	(137,037)

Net decrease in cash and cash equivalents	(12,685)	(12,512)

Cash and cash equivalents, beginning of period	63,215	45,076

Cash and cash equivalents, end of period	$50,530	$32,564

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(Unaudited)

(1)	Basis of Presentation and Liquidity

     Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, is a space technology company that designs, manufactures, operates and markets a broad range of space systems, including launch vehicles, satellites and related space systems and electronic systems.

     On March 1, 2002, Orbital entered into a three-year credit facility, which includes a $35.0 million revolving line of credit and included a $25.0 million term loan. On August 22, 2002, Orbital raised gross proceeds of $135.0 million through the private sale under Rule 144A of the Securities Act of 1933, as amended, of 135,000 units, each consisting of a $1,000 12% second priority secured note due in 2006 and one warrant to purchase up to 122.23 shares of Orbital’s common stock (or an aggregate of approximately 16.5 million shares of common stock) at an exercise price of $3.86 per share. Orbital used the $122.4 million net proceeds from the offering, together with available cash, to prepay the $25.0 million term loan and to repay its $100 million 5% subordinated convertible notes due 2002. At September 30, 2002, the company had $50.5 million of unrestricted cash and cash equivalents. In the opinion of management, available cash, cash generated from operations and borrowing capacity under the company’s $35.0 million revolving line of credit will be sufficient to fund the company’s operating and capital expenditure requirements for the foreseeable future. However, there can be no assurance that this will be the case. Orbital’s ability to borrow additional funds is limited by the terms of its outstanding debt. Additionally, significant unforeseen events such as termination of major orders, or late delivery or failure of launch vehicle or satellite products could adversely affect the company’s liquidity and results of operations.

     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Operating results for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

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

     Certain reclassifications have been made to prior period financial statements and footnote disclosures to conform to the current period financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

(3)	Industry Segment Information

     Orbital designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems and (iii) electronic systems. Reportable segments are generally organized based upon product lines. Corporate and other includes the elimination of intercompany revenues, certain corporate office general and administrative expenses that have not been attributed to a particular segment and, for the quarter and nine months ended September 30, 2001, corporate office general and administrative expenses also include such costs which were attributable to discontinued operations.

     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Intersegment sales of $0.9 million and $0.9 million were recorded in the quarters ended September 30, 2002 and 2001, respectively. Intersegment sales recorded in the nine months ended September 30, 2002 and 2001 were $2.6 million and $3.1 million, respectively.

     The following table presents operating information for the quarters and nine months ended September 30, 2002 and 2001 and identifiable assets at September 30, 2002 and December 31, 2001 by reportable segment (in thousands):

	Quarters Ended September 30,			Nine Months Ended September 30,

	2002	2001		2002	2001

Launch Vehicles and Advanced Programs:
Revenues	$69,736	$26,527		$178,206	$92,643
Operating income	7,417	574		17,299	7,621
Identifiable assets	126,929	114,403	(1)	126,929	114,403 (1)
Capital expenditures	1,041	97		3,283	775
Depreciation and amortization	1,347	1,875		4,209	5,772
Satellites and Related Space Systems:
Revenues	$53,209	$48,179		$170,556	$157,648
Operating income (loss)	1,360	(3,686)		1,652	(18,598)
Identifiable assets	132,421	132,047	(1)	132,421	132,047 (1)
Capital expenditures	770	1,058		5,843	5,110
Depreciation and amortization	1,283	2,350		3,699	6,808
Electronic Systems:
Revenues	$12,775	$17,172		$44,817	$47,192
Operating income (loss)	(2,941)	735		(72)	1,292
Identifiable assets	46,209	66,749	(1)	46,209	66,749 (1)
Capital expenditures	187	55		529	325
Depreciation and amortization	200	533		601	1,600
Corporate and Other:
Revenues	$(887)	$(870)		$(2,599)	$(3,097)
Operating income (loss)	—	(14,543)		(600)	(20,239)
Allocated share of losses of affiliate	—	—		—	(19,995)
Identifiable assets	115,896	119,535	(1)	115,896	119,535 (1)
Capital expenditures	1,080	933		2,155	3,083
Depreciation and amortization	831	980		2,637	2,864
Consolidated:
Revenues	$134,833	$91,008		$390,980	$294,386
Operating income (loss)	5,836	(16,920)		18,279	(29,924)
Allocated share of losses of affiliate	—	—		—	(19,995)
Identifiable assets	421,455	432,734	(1)	421,455	432,734 (1)
Capital expenditures	3,078	2,143		11,810	9,293
Depreciation and amortization	3,661	5,738		11,146	17,044

(1)	Identifiable assets as of December 31, 2001

(4)	Receivables

     Receivables consisted of the following (in thousands):

	September 30, 2002	December 31, 2001

Billed	$56,482	$43,457
Unbilled	78,031	84,113
Allowance for doubtful accounts	(1,648)	(2,032)

Total	$132,865	$125,538

(5)	Inventories

     Inventories consisted of the following (in thousands):

	September 30, 2002	December 31, 2001

Components and raw materials	$9,038	$10,622
Work-in-process	8,877	12,395
Allowance for inventory obsolescence	(817)	(1,390)

Total	$17,098	$21,627

(6)	Interest Expense

     Interest expense consisted of the following (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest	$3,613	$2,779	$8,678	$16,482
Amortization of debt issuance costs	1,620	262	2,335	2,369
Amortization of debt discount on second priority secured notes	417	—	417	—

Total	$5,650	$3,041	$11,430	$18,851

(7)	Earnings Per Share

     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the quarter and nine months ended September 30, 2002:

	Quarter Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Weighted average of outstanding shares for basic EPS	44,923,159	43,395,944
Dilutive effect of outstanding stock options and warrants	451,041	1,435,617

Shares for diluted EPS	45,374,200	44,831,561

     In periods of losses from continuing operations, such as the third quarter and the first nine months of 2001, fully diluted per-share losses are the same as basic per-share losses. The weighted average number of outstanding shares used to compute per share amounts in the quarter and nine months ended September 30, 2001 was 38,498,390 and 38,064,476, respectively.

(8)	Comprehensive Income

     Comprehensive income and associated differences are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Computation of comprehensive income (loss):
Net income (loss), as reported	$1,635	$5,617	$(4,407)	$50,622
Translation adjustments	—	—	—	7,487
Unrealized gains on investments	—	(18,300)	—	(335)

Comprehensive income (loss)	$1,635	$(12,683)	$(4,407)	$57,774

Accumulated differences between net income, as reported, and comprehensive loss:
Beginning of period	$—	$18,300	$—	$(7,152)
Translation adjustments	—	—	—	7,487
Unrealized gains on investments	—	(18,300)	—	(335)

End of period	$—	$—	$—	$—

(9)	Stock-Based Compensation

     In July 2002, the company issued 200,000 restricted shares of common stock to an officer of the company. In connection with the issuance, the company recorded $1.1 million of deferred compensation in stockholders’ equity that is being amortized to compensation expense over the restriction period.

(10)	Investments in and Transactions with ORBIMAGE

     The company uses the equity method of accounting for its ownership interest in Orbital Imaging Corporation (“ORBIMAGE”). Through June 2001, the company recognized 100% of ORBIMAGE’s losses, including preferred stock dividends, in allocated share of losses of affiliate in the accompanying 2001 statement of operations. The company ceased recognizing ORBIMAGE losses as of July 1, 2001. As of both September 30, 2002 and December 31, 2001, recognized losses exceeded the company’s investment in ORBIMAGE by $40.6 million and such amount is reported as “allocated losses of affiliate in excess of cost of investment” on the accompanying condensed consolidated balance sheets. The $40.6 million balance could be fully or partially reversed depending upon whether ORBIMAGE restructures through bankruptcy or liquidates and dissolves and whether Orbital has an equity ownership in a restructured ORBIMAGE (see Note 12).

     Under a fixed-price procurement contract between Orbital and ORBIMAGE, Orbital has produced and launched ORBIMAGE’s satellites, and is continuing to construct the OrbView-3 satellite and related launch vehicle and ground segment. As a result of ORBIMAGE’s lack of liquidity and weakened financial condition, Orbital ceased recognizing revenues on the ORBIMAGE procurement contract in 2000 and commenced accounting for its contract with ORBIMAGE using the completed contract method. The liabilities associated with the ORBIMAGE contract exceeded the related assets by $6.4 million and $16.4 million as of September 30, 2002 and December 31, 2001, respectively, and are included in accounts payable and accrued expenses. These amounts represent the accruals for the estimated costs to complete the ORBIMAGE contract.. All amounts due from ORBIMAGE have been fully reserved.

(11)  Debt and Warrants

     On March 1, 2002, Orbital entered into a three-year credit facility with Foothill Capital Corporation (“Foothill”) as arranger and agent. The facility provided for total borrowings of up to $60.0 million, including (i) a $25.0 million term loan (the “Term Loan”) and (ii) a $35.0 million revolver (the “Revolver”), of which up to $30.0 million could be available for borrowing based on Orbital’s billed and unbilled receivables. The Term Loan had an interest rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association (the “Prime Rate”) plus 6%, but not less than 11%. Borrowings under the Revolver accrue interest at a rate equal to the Prime Rate plus 2.25%, but not less than 7%. Upon closing the facility, the company borrowed the entire $25.0 million available under the Term Loan, which provided $22.4 million in net proceeds to the company after deducting transaction fees and expenses. As of September 30, 2002, the entire Term Loan had been prepaid from the proceeds of the company’s August 2002 $135.0 million financing, discussed below. As of September 30, 2002, there were no borrowings under the Revolver, although $17.7 million of the amount available for borrowing was utilized for letters of credit and foreign exchange forward contracts. Accordingly, $12.3 million of the Revolver was available for borrowing as of September 30, 2002. The borrowings under the facility are collateralized by all of the company’s assets.

     On August 22, 2002, Orbital raised gross proceeds of $135.0 million through the private sale under Rule 144A of the Securities Act of 1933, as amended, of 135,000 units, each consisting of a $1,000 12% second priority secured note due in 2006 (the “Notes”) and one warrant to purchase up to 122.23 share of Orbital’s common stock (or an aggregate of approximately 16.5 million shares of common stock) at an exercise price of $3.86 per share. Orbital used the $122.4 million net proceeds from the offering, together with available cash, to prepay the $25.0 million Term Loan and to repay its $100.0 million 5% subordinated convertible notes due 2002. Interest on the Notes is payable semi-annually each February 15 and August 15. The Notes are subordinated in right of payment to the company’s existing and future senior indebtedness, including indebtedness under the $35.0 million Revolver described above.

     Both the Revolver and the indenture governing the Notes contain covenants limiting the company’s ability to, among other things, incur more debt, pay dividends, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to maintenance of earnings before interest expense, tax, depreciation and amortization (EBITDA), backlog, capital expenditures and available cash. As of September 30, 2002, the company was in compliance with the covenants contained in the Revolver and the indenture.

     The issuance of the 135,000 warrants was recorded based on their fair value as an increase to stockholders’ equity and debt discount in the amount of $24.4 million at the issuance date. The debt discount is being amortized into interest expense over the four-year term of the Notes. At

September 30, 2002 the carrying value of the Notes was $111.0 million, net of unamortized debt discount of $24.0 million.

(12)  Commitments and Contingencies

Litigation

     The company is party to certain litigation or other legal proceedings or disputes arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the company’s results of operations or financial condition.

Contracts

     Most of the company’s government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the company’s financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the company’s financial condition and/or results of operations.

ORBIMAGE Contingency

     On April 5, 2002, ORBIMAGE filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. ORBIMAGE filed its plan of reorganization on November 1, 2002. However, the plan of reorganization has not yet been confirmed.

     On June 19, 2002, the Official Committee of Unsecured Creditors (the “Creditors Committee”) appointed in the bankruptcy proceeding filed a motion in the U. S. Bankruptcy Court for authority to conduct discovery against Orbital under Federal Rules of Bankruptcy Procedure 2004. The stated purpose of the Creditors Committee in seeking such discovery is to investigate the details of ORBIMAGE’s relationship and transactions with Orbital in order to reveal whether claims are warranted against the company or certain of its directors, officers and former officers on theories that might include, among others, wrongful control and domination, breach of fiduciary duty, breach of contract, fraud and misrepresentation.

     On July 24, 2002, ORBIMAGE filed a complaint in the U.S. Bankruptcy Court against Orbital alleging, among other things, breach of the satellite system procurement agreement between the two parties, conversion of property, breach of fiduciary duty, fraud and misrepresentation, and civil conspiracy in connection with various transactions among Orbital, ORBIMAGE and the company’s former subsidiary, MacDonald, Dettwiler and Associates Ltd. (“MDA”). The complaint also names two officer/directors of Orbital as defendants in connection with certain of the claims. ORBIMAGE is seeking $30.0 million in damages allegedly arising out of the restructuring of the RadarSat-2 data license agreement between ORBIMAGE and MDA, as well as unspecified damages for the various claims. The Bankruptcy Court has ordered that the majority of the claims against Orbital be referred to resolution by binding arbitration in accordance with the arbitration provisions of the procurement agreement between Orbital and ORBIMAGE.

     Orbital believes it has valid defenses to all claims that ORBIMAGE and the Creditors Committee have articulated to date and Orbital is vigorously defending these actions.

     In August 2002, the company received an invoice from MDA seeking payment of $5.0 million alleged to be due and owing under an agreement among Orbital, ORBIMAGE and MDA that provides that ORBIMAGE will make two payments of $5.0 million each to MDA, one on July 2, 2002, and one on December 31, 2002, as installments on ORBIMAGE’s RadarSat-2 license agreement. Pursuant to a separate, but related, agreement between Orbital and ORBIMAGE, if ORBIMAGE is unable to meet its above-described payment obligations to MDA, it shall so notify Orbital, and Orbital will make such payments on ORBIMAGE’s behalf in exchange for receivables from ORBIMAGE in an amount equal to any payment by Orbital to MDA to the extent that receivables are available. Such trade receivables must be “of good quality” and “reasonably acceptable” to Orbital. In June 2002, ORBIMAGE informed Orbital that it would not invoke the conditions necessary to trigger Orbital’s obligation to pay the $5.0 million July installment. In September 2002, the company filed a complaint in the United States District Court in the Eastern District of Virginia against MDA seeking a declaratory judgment that Orbital is not obligated to make either the July 2, 2002 payment or the December 31, 2002 payment to MDA.

(13)  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and second, to measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for the company beginning in 2002, and is required to be applied as of January 1, 2002. The company completed the first step of the goodwill impairment test during the second quarter of 2002 and identified and disclosed a potential impairment of goodwill. During the third quarter of 2002, the company completed the second step of the goodwill impairment test and as a result, recorded an impairment loss of $13.8 million in its electronic systems segment. The impairment loss was recorded as a January 1, 2002 cumulative effect of a change in accounting.

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following table adjusts the reported loss from continuing operations for the quarter and nine months ended September 30, 2001 and the related basic and diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

	Quarter Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Reported loss from continuing operations	$(16,278)	$(64,107)
Goodwill amortization	1,503	4,519

Adjusted loss from continuing operations	$(14,775)	$(59,588)

Reported loss per share from continuing operations	$(0.42)	$(1.68)
Goodwill amortization	0.04	0.12

Adjusted loss per share from continuing operations	$(0.38)	$(1.56)

     In April 2002, SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. Under SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The company adopted SFAS No. 145 effective July 1, 2002. There was no material impact on the company’s financial statements as a result of the adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2002 and 2001,” “Liquidity and Capital Resources” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2001 under the heading “Business – Risk Factors Related to Our Business and Our Industry,” may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

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

Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2002 and 2001

     Revenues — Our consolidated revenues were $134.8 million and $91.0 million in the third quarters of 2002 and 2001, respectively, and $391.0 million and $294.4 million for the nine months ended September 30, 2002 and 2001, respectively. Revenues increased in the quarter and nine months ended September 30, 2002 as compared to the same periods in 2001 primarily due to substantial revenue growth in our launch vehicle business. Our satellite and related space systems business also contributed to the increase for the quarter and nine months ended September 30, 2002. Decreased revenues in our electronic systems segment during the quarter and nine months ended September 30, 2002 partially offset these increases as compared to the same periods of 2001.

     Gross Profit — Our consolidated gross profit was $21.1 million and $12.2 million in the third quarters of 2002 and 2001, respectively, and $61.8 million and $29.4 million for the nine months ended September 30, 2002 and 2001, respectively. Gross profit in the quarter and nine months ended September 30, 2002 increased as compared to the same periods in 2001 primarily as a result of increased profits in our launch vehicle business and our satellite and related space systems business. Decreased profitability in our electronic systems segment partially offset these increases in the quarter and nine months ended September 30, 2002 as compared to the same periods in 2001.

     Gross profit derived from the launch vehicle segment increased primarily as a result of the growth in our missile defense-related business. In our satellite manufacturing unit, the improved profits were mainly attributable to better performance in the science and technology satellite product line. The decreased profitability in our electronic systems segment was primarily related to a charge for excess inventory and adjustments for cost growth on certain contracts.

     Research and Development Expenses — Research and development expenses were $1.4 million and $2.1 million in the third quarters of 2002 and 2001, respectively, and $3.0 million and $6.3 million for the nine months ended September 30, 2002 and 2001, respectively. In the quarter and nine months ended September 30, 2002, these expenses decreased compared to the same periods in 2001 primarily due to completion of development activity on two advanced programs and lower expenditures on certain satellite programs, offset partially by increased Taurus launch vehicle development.

     Selling, General and Administrative Expenses — Selling, general and administrative expenses were $13.9 million and $25.5 million in the third quarters of 2002 and 2001, respectively, and $40.5 million and $48.6 million for the nine months ended September 30, 2002 and 2001, respectively. Selling, general and administrative expenses decreased in the third quarter of 2002 as compared to the same period in 2001 primarily as a result of (i) a $4.9 million provision for unoccupied office space and facility sublease losses, and (ii) a $4.3 million provision for estimated unrecoverable amounts related to the OrbView-4 satellite construction program, both recorded in the third quarter of 2001. Selling, general and administrative expenses decreased for the nine months ended September 30, 2002 as compared to the same period in 2001 primarily as a result of the aforementioned third quarter 2001 items, partially offset by the benefit in the second quarter of 2001 of a favorable $3.4 million contract adjustment on the previously terminated X-34 contract.

     Goodwill Amortization — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, which is effective for Orbital beginning in 2002, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. Accordingly, the amortization of goodwill was discontinued as of January 1, 2002. Goodwill amortization expense was $1.5 million and $4.5 million for the quarter and nine months ended September 30, 2001, respectively.

     Interest Expense — Interest expense was $2.6 million higher in the third quarter of 2002 as compared to the same quarter in 2001 primarily due to the accrual of interest beginning in August 2002 on our new 12% second priority secured notes and the acceleration of amortization of $1.1 million in debt issuance costs related to our $25 million term loan that was paid off during the third quarter of 2002. Interest expense decreased $7.4 million for the nine months ended September 30, 2002 as compared to the same period in 2001 primarily due to higher average borrowings in 2001 and interest expense related to a vendor financing agreement. Interest expense in 2001 also included $2.6 million of fees related to an amendment of our prior credit facility.

     Other income, net — Other income, net was $0.6 million and $3.7 million in the third quarters of 2002 and 2001, respectively, and $1.7 million and $4.7 million for the nine months ended September 30, 2002 and 2001, respectively. In the third quarter of 2002, other income, net was comprised primarily of interest income. In the third quarter of 2001, it included $3.5 million of insurance proceeds related to the BSAT-2b satellite launch failure in July 2001. Additionally, other income, net included foreign currency gains and technology license fees in the nine months ended September 30, 2002, and included interest income in the nine months ended September 30, 2001.

     Allocated Share of Losses of Affiliate — In the nine months ended September 30, 2001, we recognized $19.0 million, or 100%, of ORBIMAGE’s losses and preferred stock dividends, as allocated share of losses of affiliate. We ceased recognizing ORBIMAGE’s losses effective July 1, 2001. Additionally, $0.9 million of other adjustments related to our interest in ORBIMAGE were reported as allocated shares of losses of affiliate in the nine months ended September 30, 2001.

     Provision for Income Taxes — We did not record an income tax expense in the quarter or nine months ended September 30, 2002 due to the availability of net operating loss carry forwards. We did not record an income tax benefit in the quarter or nine months ended September 30, 2001 related to the loss for those periods because such benefit could not be reasonably assured from future operating results.

     Income (Loss) from Continuing Operations — Our consolidated income from continuing operations for the third quarter of 2002 was $0.8 million, a $17.0 million improvement relative to the third quarter of 2001. This improvement was due to significantly improved operating results, offset partially by higher interest expense and a reduction in other non-operating income. For the first nine months of 2002, income from continuing operations increased to $8.5 million compared to a $64.1 million loss in the comparable 2001 period. This increase was primarily due to improved operating results and lower interest expense in 2002 in addition to the absence of allocated share of losses of an affiliate, which totaled $20.0 million in 2001.

     Discontinued Operations — We reported $0.9 million of income in the quarter and nine months ended September 30, 2002 related to close out activities associated with previously discontinued operations. We reported net income of $21.9 million and $114.7 million for the quarter and nine months ended September 30, 2001, respectively, related to divested businesses.

     Cumulative Effect of Change in Accounting — In connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in the third quarter of 2002 we recorded an impairment loss of $13.8 million in our electronic systems segment as a January 1, 2002 cumulative effect of a change in accounting.

     Net Income (Loss) — Net income was $1.6 million and $5.6 million in the third quarters of 2002 and 2001, respectively. Net income (loss) was $(4.4) million and $50.6 million for the nine months ended September 30, 2002 and 2001, respectively.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Launch Vehicles and Advanced Programs	$69,736	$26,527	$178,206	$92,643
Satellites and Related Space Systems	53,209	48,179	170,556	157,648
Electronic Systems	12,775	17,172	44,817	47,192
Corporate and Other	(887)	(870)	(2,599)	(3,097)

Total	$134,833	$91,008	$390,980	$294,386

Income (Loss) from Operations:
Launch Vehicles and Advanced Programs	$7,417	$574	$17,299	$7,621
Satellites and Related Space Systems	1,360	(3,686)	1,652	(18,598)
Electronic Systems	(2,941)	735	(72)	1,292
Corporate and Other	—	(14,543)	(600)	(20,239)

Total	$5,836	$(16,920)	$18,279	$(29,924)

     Launch Vehicles and Advanced Programs — Revenues in this segment increased in the quarter and nine months ended September 30, 2002 as compared to the same periods of 2001 primarily as a result of work on our missile defense booster vehicle program under a multi-year contract with The Boeing Company. Additionally, revenue in the quarter and the nine months ended September 30, 2002 increased as a result of continuing progress on several suborbital and target programs and a new space launch vehicle contract for an international customer. A net reduction in other space launch vehicle revenues partially offset these increases in revenue.

     Operating income for launch vehicles and advanced programs increased in the third quarter of 2002 as compared to the third quarter of 2001 as a result of a $5.1 million increase in launch vehicle operating income and a $1.7 million increase in advanced programs operating income. Operating income for launch vehicles increased in the third quarter of 2002 as compared to the same period in 2001 primarily as a result of work on our missile defense booster vehicle program. Growth in estimated completion costs on certain contracts partly offset this increase in the third quarter of 2002. Operating income for advanced programs increased in the third quarter of 2002 as compared to the same period in 2001 primarily due to the non-recurrence of costs incurred in the third quarter of 2001 related to a research and development project. Additionally, the absence of goodwill amortization in 2002, which was $0.4 million in the third quarter of 2001, contributed to an improvement in launch vehicle operating income.

     Operating income for launch vehicles and advanced programs increased in the nine months ended September 30, 2002 as compared to the same period in 2001 as a result of a $7.3 million increase in launch vehicle operating income and a $2.4 million increase in advanced programs operating income. Operating income for launch vehicles increased in the nine months ended September 30, 2002 as compared to the same period in 2001 as a result of the aforementioned third quarter factors, including the absence in 2002 of goodwill amortization which was $1.2 million in the nine months ended September 30, 2001. Operating income for advanced programs increased in the nine months ended September 30, 2002 as compared to the same period in 2001 primarily due to the absence in 2002 of costs incurred on a research and development project and costs related to the termination of the X-34 program, offset partially in 2001 by a favorable $3.4 million contract adjustment on the X-34 program.

     Satellites and Related Space Systems — Revenues from satellites and related space systems increased in the third quarter of 2002 as compared to the third quarter of 2001 due to increased revenue in all of our major product lines. Geosynchronous satellite revenues increased primarily due to production work on three new satellites orders received in late 2001, offset partially by the absence in the third quarter of 2002 of revenues related to the N-STARc geosynchronous spacecraft delivered in June 2002 and launched in July 2002. Science and technology satellite revenues increased primarily as a result of production work on a new satellite order received in early 2002.

     Revenues from satellites and related space systems increased in the nine months ended September 30, 2002 as compared to the same period of 2001 primarily due to increased revenues from geosynchronous commercial satellite programs and our technical services business, offset partially by a decline in science and technology satellite program revenues. The increase in geosynchronous satellite program revenues is primarily attributable to the three new satellite orders mentioned above, offset by lower revenues in 2002 as a result of the delivery of the N-STARc satellite in June 2002 as well as the completion of two satellites in the first half of 2001. Science and technology satellite revenues decreased primarily as a result of certain satellite projects entering their final stages of production in 2002, offset in part by production in 2002 on the new satellite order referenced above.

     The increase in operating income from satellites and related space systems in the third quarter of 2002 as compared to the same quarter of 2001 is primarily attributable to several factors. First, the third quarter of 2001 included non-recurring development costs on a geostationary satellite program resulting in a $1.9 million loss on the program in the third quarter of 2001. The non-recurring costs on this program were essentially completed in 2001. In addition, the launch failure in 2001 of the OrbView-4/QuikToms mission resulted in a $1.1 million loss. Furthermore, during 2002 we sold satellite inventory that had previously been fully reserved, resulting in a third quarter profit of approximately $0.5 million. Additionally, beginning in 2002, goodwill amortization is no longer recorded, resulting in an operating profit improvement of $0.8 million.

     The increase in operating income from satellites and related space systems in the nine months ended September 30, 2002 as compared to the same period in 2001 is primarily attributable to a number of factors. First, operating results improved by approximately $6.6 million due to a reduction in non-recurring development costs in connection with two satellite programs. In addition, the launch failures of the BSAT-2b and OrbView-4/QuikToms missions resulted in $4.2 million losses in 2001 (launch failure insurance proceeds were recorded in 2001 in other income, net—see previous discussion of “Other income, net” under “Consolidated Results of

Operations for the Quarters and Nine Months Ended September 30, 2002 and 2001”). Also, during 2002 we sold satellite inventory that had previously been fully reserved, resulting in a gain of approximately $1.8 million. Finalization of the contract closeout process on a number of old contracts in 2002 also resulted in a profit improvement of $1.6 million. Additionally, goodwill amortization is no longer recorded, resulting in an operating profit improvement of $2.5 million. Finally, increased revenue and improved performance on various contracts generated increased operating profits on these programs.

     Electronic Systems — Revenues from electronic systems decreased in the third quarter of 2002 as compared to the same quarter in 2001 primarily as a result of decreased revenues on various existing contracts, partially offset by revenues earned on contracts awarded in late 2001 and early 2002.

     Revenues from electronic systems decreased in the nine months ended September 30, 2002 as compared to the same period in 2001 primarily as a result of the aforementioned third quarter factors.

     Operating income from electronic systems decreased in the third quarter of 2002 as compared to the same quarter of 2001 primarily as a result of charges in 2002 related to excess inventory and adjustments for cost growth on certain contracts, partially offset by the absence in 2002 of goodwill amortization, which was $0.4 million in the third quarter of 2001. The excess inventory charge totaled $1.4 million. In the third quarter of 2002, we determined the value of such inventory to be unrecoverable.

     Operating income from electronic systems decreased in the nine months ended September 30, 2002 as compared to the same period of 2001 primarily as a result of the aforementioned excess inventory charge and adjustments for cost growth on certain contracts, offset by profits on certain contracts awarded in late 2001 and early 2002, and the absence in 2002 of goodwill amortization, which was $1.0 million for the nine months ended September 30, 2001.

     Corporate and Other — Corporate and other includes the elimination of intercompany revenues. The reduction in such eliminations in the nine months ended September 30, 2002 as compared to the same period in 2001 is due primarily to the absence in 2002 of intercompany work associated with the terminated X-34 contract.

     Corporate and other operating losses include expenses for corporate general and administrative activities that are not allocated to the operating segments or were attributable to discontinued operations. The reduction in such expenses in the quarter and nine months ended September 30, 2002 as compared to the same periods in 2001 was attributable to certain nonrecurring costs incurred in 2001, including (i) costs related to discontinued operations, (ii) a $4.9 million provision for unoccupied office space and facilities sublease losses recorded in the third quarter of 2001 and (iii) a $4.3 million provision for estimated unrecoverable amounts related to the OrbView-4 satellite construction program also recorded in the third quarter of 2001.

Backlog

     During the third quarter of 2002 we received approximately $50 million in new firm orders and $115 million in new option backlog. During the nine months ended September 30, 2002, we received $546 million in new firm orders and $766 million in new option backlog. The major contributor to our backlog was a $959 million award, of which approximately $300 million was firm, to supply missile defense-related vehicles under the Ground-based Midcourse Defense boost vehicle missile defense contract through the end of the decade. As a result of new orders, offset by the expiration of several contract options and revenues recognized during the nine months ended September 30, 2002, our firm and total backlog increased from $582 million and $2.55 billion, respectively, as of December 31, 2001, to approximately $715 million and $2.60 billion, respectively, as of September 30, 2002. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded and our estimate of potential award fees. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at September 30, 2002 does not give effect to new orders received or any terminations or cancellations since that date.

Liquidity and Capital Resources

     On March 1, 2002, we entered into a three-year credit facility with Foothill Capital Corporation (“Foothill”) as arranger and agent. The facility provided for total borrowings of up to $60.0 million, including (i) a $25.0 million term loan (the “Term Loan”) and (ii) a $35.0 million revolver (the “Revolver”), of which up to $30.0 million could be available for borrowing based on our billed and unbilled receivables. The Term Loan had an interest rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association (the “Prime Rate”) plus 6%, but not less than 11%. Borrowings under the Revolver accrue interest at a rate equal to the Prime Rate plus 2.25%, but not less than 7%. Upon closing the facility, we borrowed the entire $25.0 million available under the Term Loan, which provided $22.4 million in net proceeds after deducting transaction fees and expenses. As of September 30, 2002, the entire Term Loan had been prepaid from the proceeds of our August 2002 $135.0 million financing. As of September 30, 2002, there were no borrowings under the Revolver, although $17.7 million of the amount available for borrowing was utilized for letters of credit and foreign exchange forward contracts. Accordingly, $12.3 million of the Revolver was available for borrowing as of September 30, 2002. The borrowings under the facility are collateralized by all of our assets.

     On August 22, 2002, we raised gross proceeds of $135.0 million through the private sale under Rule 144A of the Securities Act of 1933, as amended, of 135,000 units, each consisting of a $1,000 12% second priority secured note due in 2006 (the “Notes”) and one warrant to purchase up to 122.23 shares of our common stock (or an aggregate of approximately 16.5 million shares of common stock) at an exercise price of $3.86 per share. We used the $122.4 million net proceeds from the offering, together with available cash, to prepay our $25.0 million Term Loan and to repay our $100.0 million 5% subordinated convertible notes due 2002.

Interest on the Notes is payable semi-annually each February 15 and August 15. The Notes are subordinated in right of payment to our existing and future senior indebtedness, including indebtedness under our $35.0 million Revolver described above.

     Both the Revolver and the indenture governing the Notes contain covenants limiting our ability to, among other things, incur more debt, pay dividends, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to maintenance of earnings before interest expense, tax, depreciation and amortization (EBITDA), backlog, capital expenditures and available cash. As of September 30, 2002, we were in compliance with the covenants contained in the Revolver and the indenture.

     The issuance of 135,000 warrants was recorded based on fair value as an increase to stockholders’ equity and debt discount in the amount of $24.4 million at the issuance date. The debt discount is being amortized into interest expense over the four-year term of the Notes. At September 30, 2002, the carrying value of the Notes was $111.0 million, net of unamortized debt discount of $24.0 million.

     Our financing activities provided approximately $24.5 million during the nine months ended September 30, 2002, consisting of $145.8 million in net proceeds from issuances of long-term debt and warrants and $7.0 million from issuances of common stock, less $128.3 million in principal payments on long-term debt. The net proceeds from issuances of long-term debt and warrants reflect approximately $123.4 million in net proceeds from our sale of new Notes and warrants and $22.4 million in net proceeds from our Term Loan, discussed above. Principal payments on long-term debt consisted primarily of prepayment of our $25 million Term Loan and $100 million 5% subordinated convertible notes during the nine months ended September 30, 2002. We received $7.0 million in the nine months ended September 30, 2002 from the issuance of shares of common stock under our employee stock purchase plan and the exercise of stock options and warrants. During the nine months ended September 30, 2002, we made $3.2 million of principal payments on capital leases and other debt.

     In August 2001, we issued warrants in connection with the settlement of a class action lawsuit. The warrants are exercisable for up to 4,631,121 shares of common stock at an exercise price of $4.82 per share, for a period of three years from the date of their issuance. During the nine months ended September 30, 2002, a total of 23,823 common shares were purchased through the exercise of a like number of these warrants.

     During the nine months ended September 30, 2002, we reported net cash used in operations of approximately $25.4 million, which included approximately $50.0 million in payments related to a vendor financing arrangement with a launch services provider and a $13.0 million receipt from NASA as final settlement of the termination of the X-34 contract. Our investing activities used $11.8 million for capital expenditures in the nine months ended September 30, 2002.

     Certain international contracts and many of our electronic systems contracts customarily require us to post performance bonds or letters of credit pending completion of work. We had

$26.3 million of standby letters of credit outstanding at September 30, 2002, of which $10.2 million was collateralized by our restricted cash and cash equivalents and $16.1 million was issued under the Revolver.

     At September 30, 2002, we had $50.5 million of unrestricted cash and cash equivalents. In the opinion of management, available cash, cash generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders, or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

Recent Accounting Pronouncements

     SFAS No. 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and second, to measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for us beginning in 2002, and is required to be applied as of January 1, 2002. We completed the first step of the goodwill impairment test during the second quarter of 2002 and identified and disclosed a potential impairment of goodwill. During the third quarter of 2002, we completed the second step of the goodwill impairment test and as a result, recorded an impairment loss of $13.8 million in our electronic systems segment. The impairment loss was reported as a January 1, 2002 cumulative effect of a change in accounting.

     In April 2002, SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued. Under SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. We adopted SFAS No. 145 effective July 1, 2002. There was no material impact on our financial statements as a result of the adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have significant exposure to interest rate changes, commodity price changes, foreign currency fluctuation or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations on specific receivables denominated in Japanese Yen. Accordingly, we are subject to market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. At September 30, 2002, we had foreign currency forward exchange contracts to sell a total of 950.5 million Japanese Yen for $7.7 million. The market value of these contracts was a $0.1 million loss as of September 30, 2002.

     The fair market value of our $135.0 million 12% second priority secured notes due 2006 was approximately $131.0 million at September 30, 2002.

     We have a deferred compensation plan for senior managers and executive officers, with a total liability balance of $3.3 million at September 30, 2002. This liability is subject to fluctuation based upon the market value of underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days of the filing date of this quarterly report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any significant actions regarding any deficiencies.

     Disclosure controls and procedures are the company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that the company files under the Exchange Act is accumulated and communicated to management, including the company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation with Orbital Imaging Corporation as previously disclosed in our Report on Form 8-K filed on July 11, 2002, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

In August 2002, we received an invoice from our former subsidiary, MacDonald, Dettwiler and Associates Ltd. (“MDA”), seeking payment of $5.0 million alleged to be due and owing under an agreement among Orbital, Orbital Imaging Corporation and MDA, as described in further detail in Note 12 to the unaudited financial statements filed in Part I of this Quarterly Report on Form 10-Q. In September 2002, we filed a complaint in the United States District Court for the Eastern District of Virginia against MDA seeking a declaratory judgment that Orbital is not obligated to make any payments to MDA.

We are party to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings would have a material adverse effect on our results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES

On August 22, 2002, we closed on the sale to Jefferies & Company, Inc. and its affiliate Jefferies/Quarterdeck, LLC (collectively, “Jefferies”), of 135,000 units, each consisting of $1,000 aggregate principal amount of our 12% second priority secured notes due 2006 and one warrant to purchase up to 122.23 shares of our common stock. The offer and sale of the units to Jefferies was exempt pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. Jefferies, in turn, reoffered the units to qualified institutional buyers and certain institutional accredited investors pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 144A thereunder.

The gross proceeds to us from the unit offering were $135.0 million, and the net proceeds to us, after paying Jefferies’ discount and financial advisory fees and expenses and approximately $1.5 million of other fees and expenses associated with the offering, were approximately $122.4 million.

The units sold are separable into their component parts. Each warrant issued initially will entitle the holder thereof to purchase up to 122.23 shares of our common stock at an exercise price per share of $3.86. The warrants will become exercisable at such time as a registration statement relating to the issuance of the underlying shares of common stock is declared effective under the Securities Act, and will expire on August 15, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — A complete listing of exhibits required is given in the Exhibit Index.

(b)	Reports on Form 8-K.

On August 27, 2002, the company filed a Current Report on Form 8-K, dated August 22, 2002, disclosing under Items 5 and 7 that it closed a private sale of $135.0 million of units, each comprised of $1,000 aggregate principal amount of Orbital’s 12% second priority secured notes due in 2006 and a warrant, exercisable at a strike price of $3.86 per share, to purchase 122.23 shares of Orbital’s common stock.

On July 11, 2002, the company filed a Current Report on Form 8-K, dated June 19, 2002, disclosing the filing by the Creditors Committee of Orbital Imaging Corporation (“ORBIMAGE”) of a motion in the Bankruptcy Court in the Eastern District of Virginia seeking authority to conduct discovery against Orbital Sciences Corporation and others under Federal Rule of Bankruptcy Procedure 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: November 5, 2002	By: /s/ David W. Thompson David W. Thompson Chairman of the Board and Chief Executive Officer

DATED: November 5, 2002	By: /s/ Garrett E. Pierce Garrett E. Pierce Vice Chairman and Chief Financial Officer

CERTIFICATION

I, David W. Thompson, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Orbital Sciences Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ David W. Thompson David W. Thompson Chairman and Chief Executive Officer

CERTIFICATION

I, Garrett E. Pierce, Vice Chairman and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Orbital Sciences Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ Garrett E. Pierce Garrett E. Pierce Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).
3.2	By-Laws of Orbital Sciences Corporation, as amended on July 27, 1995 (incorporated by reference to Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Report on Form 8-A filed on November 2, 1998).

4.1	Indenture, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the company’s Report on Form 8-K dated August 22, 2002).

4.2	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as warrant agent (incorporated by reference to Exhibit 4.2 to the company’s Report on Form 8-K dated August 22, 2002).

4.3	Form of 12% Second Priority Secured Note due 2006 (incorporated by reference to Exhibit 4.3 to the company’s Report on Form 8-K dated August 22, 2002).
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the company’s Report on Form 8-K dated August 22, 2002).

10.1	Notes Registration Rights Agreement, dated as of August 22, 2002, by and among Orbital Sciences Corporation, on the one hand, and Jefferies/Quarterdeck, LLC and Jefferies & Company, Inc., on the other (incorporated by reference to Exhibit 10.1 to the company’s Report on Form 8-K dated August 22, 2002).

10.2	Warrant Registration Rights Agreement, dated as of August 22, 2002, by and among Orbital Sciences Corporation, on the one hand, and Jefferies/Quarterdeck, LLC and Jefferies & Company, Inc. on the other (incorporated by reference to Exhibit 10.2 to the company’s Report on Form 8-K dated August 22, 2002).

10.3	Pledge and Security Agreement, dated as of August 22, 2002, by and among Orbital Sciences Corporation, Orbital International, Inc. and U.S. Bank, N.A. (incorporated by reference to Exhibit 10.3 to the company’s Report on Form 8-K dated August 22, 2002).

99.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).
99.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (transmitted herewith).