Form 10-K/A
period 2001-12-31
ORBITAL SCIENCES CORP /DE/
filed 2002-11-20
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
Annual Report on
FORM 10-K/A

For the fiscal year ended December 31, 2001
Commission file number 1-14279

ORBITAL SCIENCES CORPORATION
(Exact name of registrant as specified in charter)

Delaware (State of Incorporation of Registrant)	06-1209561 (I.R.S. Employer I.D. No.)

21839 Atlantic Boulevard
Dulles, Virginia 20166
(Address of principal executive offices)

(703) 406-5000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The New York Stock Exchange

Warrants to Subscribe for Common Stock	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price as reported on The New York Stock Exchange on March 19, 2002 was approximately $254,547,372.

     As of March 12, 2002, 42,469,731 shares of the registrant’s Common Stock were outstanding.

EXPLANATORY NOTE

     On August 22, 2002, we completed a private sale of $135 million of units, each comprised of $1,000 aggregate principal amount of our 12% second priority secured notes due in 2006 and a warrant, exercisable at a strike price of $3.86 per share, to purchase 122.23 shares of our common stock. We used a portion of the net proceeds to prepay a $25 million term loan and used the remaining net proceeds, together with available cash, to repay our $100 million convertible bonds due 2002.

     Subsequent to the completion of the financing transaction, our independent public accountants reissued their report on our December 31, 2001 financial statements without a “going concern” paragraph.

     Accordingly, we have prepared this Amendment No. 1 to our Annual Report on Form 10-K/A to present the reissued audit report along with the accompanying audited financial statements in a restated Item 8. At the same time, we have undertaken to update the description of our business, including the “Risk Factors” section, to give effect to the completion of our financing transaction. The new description can be found under Part 1, Item 1.

TABLE OF CONTENTS

Item		Page

	PART I
Item 1.	Business	1

	PART II
Item 8.	Financial Statements and Supplementary Data	15
Item 14.	Controls and Procedures	43

	PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital is a trademark of Orbital Sciences Corporation; and OrbView and ORBIMAGE are registered service marks of Orbital Imaging Corporation.

PART I

Item 1. Business

     We design, develop, manufacture and operate small space systems for U.S. government agencies and for global commercial and scientific customers. We define small space systems to include the following product lines:

•	Suborbital boosters that are used as target and interceptor vehicles for missile defense systems;

•	Small-class launch vehicles that place satellites weighing up to 3,000 lbs. into low-Earth orbit;

•	Geosynchronous earth orbit, or GEO, communications satellites weighing up to 5,000 lbs.; and

•	Low-earth orbit, or LEO, satellites weighing up to 5,000 lbs. which are designed to be used for communications, remote sensing and scientific missions.

     Our core competencies include technical expertise in the design, development and production of highly reliable and economical small space systems, including suborbital rocket boosters and space launch vehicles, GEO and LEO satellites, and other space-related systems. Over the last 20 years, we have performed 156 space and suborbital rocket launches, and built and delivered 86 satellites. We have also supplied other space systems and related mission support services to various agencies of the U.S. government on 24 space missions.

     As a result of our expertise in designing, developing, manufacturing and operating a broad range of small space systems, we believe we are well positioned to capitalize on the growing demand for such systems for use in missile defense, military and intelligence operations, and commercial communications programs, and to take advantage of continuing government-sponsored initiatives for space-based scientific research and planetary exploration initiatives. For example, in early 2002, we finalized a contract with The Boeing Company valued at approximately $959 million ($300 million firm, including award fees and $30 million awarded in 2001, and $659 million in options, including award fees, $532 million of priced orders and our estimate of an additional $127 million of non-priced option work) to develop, test and produce ground-based booster vehicles for the U.S. Missile Defense Agency. In the past twelve months we received firm orders for five new small GEO communications satellites and seven new small LEO scientific satellites. In addition, in December 2001 we were selected by NASA to develop and build our first planetary exploration spacecraft.

History

     Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of two entities established in 1982 and 1983, Space Systems Corporation and Orbital Research Partners, L.P., respectively. During 2001, as a result of our liquidity needs and our goal to conduct our operations more efficiently and profitably, we continued to implement a strategy that we had initiated in 2000 to sharpen our focus on the company’s core space technology businesses, primarily involving launch vehicles, satellites and related space systems. Part of this strategy involved the sale of certain non-core assets. Between May and July 2001, our wholly owned subsidiary, Orbital Holdings Corporation, sold its remaining interest in MacDonald, Dettwiler and Associates Ltd. (“MDA”), raising gross proceeds of approximately $169.2 million. In July 2001, subsidiaries of Thales, S.A. acquired by merger our majority-owned subsidiary, Magellan Corporation (“Magellan”), and purchased our 60% ownership interest in Navigation Solutions LLC (“NavSol”), for which we received gross proceeds of approximately $65.5 million. In September 2001, we sold our sensors systems division to the Hamilton Sundstrand unit of United Technologies Corporation resulting in gross proceeds from the sale of approximately $19.0 million. We used a significant portion of the proceeds from these business unit dispositions to reduce our outstanding debt obligations and to fund operations. We are continuing to explore the disposition of other non-core assets.

     In the 1990s, we developed and funded several space-based services businesses, primarily through the following entities:

•	ORBCOMM Global, L.P. (“ORBCOMM”), which operated a low-Earth orbit satellite communications system designed to serve the global market for two-way data communications; and

•	Orbital Imaging Corporation (“ORBIMAGE”), which develops and operates commercial remote imaging satellites.

     In the fourth quarter of 2001, the United States Bankruptcy Court for the District of Delaware confirmed a Chapter 11 liquidating plan of reorganization for ORBCOMM and the plan became effective on December 31, 2001. We do not have an ownership interest in ORBCOMM’s successor entity, although we could obtain up to a 40% equity interest under certain circumstances. The liquidating plan provided for mutual releases and waivers of claims by and against us, ORBCOMM and its various stakeholders. Also, pursuant to the liquidating plan, in the fourth quarter of 2001, we contributed 1,709,627 shares of our common stock to the ORBCOMM estate.

     More information about our relationship with ORBIMAGE is presented below.

Description of Orbital’s Products and Services

     Our products and services are grouped into three reportable segments that are described more fully below: launch vehicles and advanced programs, satellites and related space systems and electronic systems. Our business is not seasonal. Customers that accounted for 10% or more of our consolidated revenues in 2001 were the National Aeronautics and Space Administration (“NASA”), the U.S. Department of Defense (“DoD”) and Lockheed Martin Corporation.

     Launch Vehicles and Advanced Programs. We developed and produce the Pegasus, Taurus and Minotaur space launch vehicles that place small satellites into low-Earth orbit. Our Pegasus launch vehicle is launched from beneath our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads to orbit. The ground-launched Minotaur launch vehicle combines Minuteman II rocket motors with our Pegasus technology to launch payloads into low-Earth orbit. Since 1990, the Pegasus, Taurus and Minotaur rockets have performed a total of 39 launches, including a successful Pegasus launch in February 2002. The Taurus experienced its first launch failure in September 2001. We did not have any Pegasus missions in 2001.

     We also design and produce suborbital launch vehicles that place payloads into a variety of high-altitude trajectories, but unlike space launch vehicles, do not place payloads into orbit around the Earth. Our suborbital launch products include suborbital vehicles and their principal subsystems, payloads carried by such vehicles and related launch support installations and systems used in their assembly and operation. Various branches of the U.S. military and the U.S. Missile Defense Agency typically use our suborbital launch vehicles as targets for defense-related applications such as ballistic missile interceptor and related experiments. Since 1982, we have performed 115 suborbital missions, including seven successful missions in the first nine months of 2002.

     In late 2001, we received an initial contract from Boeing to develop and build a ground-launched booster vehicle for the DoD’s national missile defense program pursuant to which our booster vehicle, a modified version of our Pegasus rocket, will be used as a major operational element (rather than as a target vehicle in the testing phase) in the U.S. national missile defense system. The final contract with Boeing was awarded in March 2002.

     Our space launch technology has also been the basis for several other advanced space and suborbital programs, including supporting efforts to develop technologies that could be applied to reusable launch vehicles, space maneuvering vehicles, hypersonic aircraft and missile defense systems. For example, since the late 1990s, we have been developing the Hyper-X hypersonic research launcher for NASA and designing advanced space launchers for NASA and the U.S. Air Force. Our first mission of the Hyper-X research launch vehicle failed in 2001; we are continuing to work on the next two vehicles to be delivered under the Hyper-X contract.

     Satellites and Related Space Systems. We design and manufacture spacecraft, including LEO and GEO satellites for communications, remote sensing and scientific missions. Since 1982, we have built and delivered 86 satellites for various commercial and governmental customers for a wide range of communications, broadcasting, remote imaging, scientific and military missions. During 2001, we completed and delivered two GEO satellites, one GEO satellite platform and two LEO satellites. During the third quarter of 2002, our first next-generation small GEO satellite platform successfully completed on-orbit checkout. In December 2001, we were selected by NASA to develop and build a planetary spacecraft that will orbit main-belt asteroids.

     We design and manufacture various other space systems, including satellite command and data handling, attitude control and structural subsystems for a variety of government and commercial customers. In addition, we provide a broad range of spacecraft design and engineering services, including specialized space-related analytical, engineering and production services for U.S. government agencies, such as NASA, the Jet Propulsion Laboratory, the DoD, the Naval Research Laboratory and the U.S. Department of Energy. Since 1982, we have supplied such systems and services on 24 space missions, including the Hubble Space Telescope servicing mission performed by NASA in March 2002.

     Electronic Systems. Our electronic systems division develops and produces fleet management systems that have been used primarily for metropolitan mass transit operators in the United States. Our transportation management systems combine global positioning satellite vehicle tracking technology with local area wireless and terrestrial communications to help transit agencies manage public bus and light rail systems. Major customers for our transportation management systems include the metropolitan mass transit authorities in Chicago, Houston, Denver, Oakland, Philadelphia, Phoenix, Baltimore, Washington, DC, Atlanta, Los Angeles, Santa Clara and San Mateo (California) and Las Vegas, a number of smaller state and municipal transit systems, and private vehicle fleet operators. This product line is not core to our business and we are exploring its potential sale.

ORBIMAGE

     In 1992, we formed ORBIMAGE to provide satellite-based remote sensing services. Between 1992 and May 1997, we operated ORBIMAGE as a wholly owned subsidiary, with a limited number of employees pursuing commercial and government remote sensing market opportunities. During this time, we entered into several agreements with ORBIMAGE, including a fixed price procurement agreement to sell ORBIMAGE several satellite systems, and a services agreement whereby we provided ORBIMAGE with certain administrative services and technical support. Certain of our officers and directors served in similar capacities with ORBIMAGE.

     Between May 1997 and February 1998, ORBIMAGE raised approximately $60 million in three private sales of its Series A convertible preferred stock to accredited investors. As a result of these sales, and after giving effect to the payment of dividends on the preferred stock in kind since its initial issuance, at March 31, 2002, we owned 99.9% of ORBIMAGE’s outstanding common stock and approximately 52% of the total voting interests in ORBIMAGE after giving effect to the conversion of ORBIMAGE’s preferred stock.

     At the time of the initial sales of the preferred stock, we entered into a stockholders agreement with the preferred stockholders, pursuant to which we granted the preferred stockholders significant control rights. Among other things, the stockholders’ agreement provided for the reconstitution of the ORBIMAGE board of directors. The number of board seats was fixed at five, with two directors appointed by us, two appointed by the holders of the preferred stock, and one independent director nominated by us, subject to the approval of the two directors appointed by the holders of the preferred stock. The stockholders’ agreement required that at least one director appointed by the preferred stockholders needed to approve material transactions with us or our affiliates. In addition, the stockholders’ agreement required that at least one of the directors appointed by the preferred stockholders approve all proposed transactions involving potential obligations in excess of $500,000.

     Between 1998 and 1999, ORBIMAGE raised $225 million in senior notes due 2005. The indenture governing these notes, which are non-recourse to us, imposed additional requirements with respect to the approval of certain affiliate transactions, including the need to obtain a fairness opinion from a disinterested third party for affiliate transactions with a value above $10 million. We believe that ORBIMAGE complied with these provisions in its dealings with us.

     In 1999, ORBIMAGE and MDA, then our wholly owned subsidiary, entered into a license agreement granting ORBIMAGE the worldwide distribution rights for data to be generated by the RadarSat-2 satellite currently under construction by MDA. In June 2000, we agreed to assist ORBIMAGE in negotiating a modification to this license agreement. In connection with our agreement to assist in negotiating this modification, we agreed to temporarily refund $20 million to ORBIMAGE if a modification meeting certain requirements had not been agreed to by January 2001. At that same time, ORBIMAGE and we agreed to the termination of a stock purchase agreement pursuant to which we had agreed to make certain equity investments in ORBIMAGE based on its cash requirements.

     On February 9, 2001, the parties signed a new agreement that granted ORBIMAGE a license to distribute RadarSat-2 data in the United States. In view of this agreement, we did not (and do not believe we were required to) temporarily refund the $20 million to ORBIMAGE because the delay from the date set in the June 2000 agreement was not material. Under the terms of the new agreement, ORBIMAGE agreed to pay a total of $40 million to MDA ($30 million of which was credited from payment made under the original contract) with the remaining $10 million to be paid in two $5 million installments, which are due from ORBIMAGE in July and December of 2002. We also agreed that we would purchase receivables from ORBIMAGE in an amount equal to the installment obligation, and to forward such payments to MDA if ORBIMAGE is unable to make these payments to MDA and if so requested by ORBIMAGE. Any purchase would be subject to Bankruptcy Court procedures and approval and we may not be able to monetize any receivables to the full extent of the price we pay. ORBIMAGE did not take the actions necessary to trigger our purchase obligation with respect to the July 2002 installment. In August 2002, we received an invoice from MDA seeking payment of the $5 million alleged to be due and owing in July 2002. In September 2002, we filed a complaint in the United States District Court for the Eastern District of Virginia against MDA seeking a declaratory judgment that Orbital is not in breach of any obligation to MDA.

     ORBIMAGE is currently in default on its interest payment obligations under its senior notes. On April 5, 2002, ORBIMAGE filed a voluntary petition of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code in the Eastern District of Virginia. ORBIMAGE filed a plan of reorganization on November 1, 2002. However, the plan of reorganization has not yet been confirmed.

     Under the procurement agreement, we are continuing to construct the OrbView-3 satellite and related launch vehicle and ground segment. The OrbView-3 satellite is scheduled to be completed in the fourth quarter of 2002. In September 2001, our Taurus rocket that was carrying the OrbView-4 satellite for ORBIMAGE did not achieve the mission’s intended orbit and the satellite was lost. At December 31, 2001, ORBIMAGE owed us approximately $7 million under our procurement agreement and our administrative services agreement. All amounts due from ORBIMAGE have been fully reserved.

     On June 19, 2002, the Official Committee of Unsecured Creditors (the “Creditors Committee”) appointed in the bankruptcy proceeding filed a motion in the U.S. Bankruptcy Court for authority to conduct discovery against Orbital under Federal Rules of Bankruptcy Procedure 2004. The stated purpose of the Creditors Committee in seeking such discovery is to investigate the details of ORBIMAGE’s relationship and transactions with Orbital in order to reveal whether claims are warranted against the company or certain or its directors, officers and former officers on theories that might include, among others, wrongful control and domination, breach of fiduciary duty, breach of contract, fraud and misrepresentation.

     On July 24, 2002, ORBIMAGE filed a complaint in the U.S. Bankruptcy Court against Orbital alleging, among other things, breach of the satellite system procurement agreement between the two parties, conversion of property, breach of fiduciary duty, fraud and misrepresentation, and civil conspiracy in connection with various transactions among Orbital, ORBIMAGE and the companys’ former subsidiary, MDA. The complaint also names two officer/directors of Orbital as defendants in connection with certain of the claims. ORBIMAGE is seeking $30.0 million in damages allegedly arising out of the restructuring of the RadarSat-2 data license agreement between ORBIMAGE and MDA, as well as unspecified damages for the various claims. The Bankruptcy Court has ordered that the majority of the claims against Orbital be referred to resolution by binding arbitration in accordance with the arbitration provisions of the procurement agreement between Orbital and ORBIMAGE.

     We believe we have valid defenses to those claims that ORBIMAGE and the Creditors Committee have articulated to date and we intend to vigorously defend all actions brought against us relating to ORBIMAGE. However, if any judgments were to be entered against us as a result of claims relating to ORBIMAGE and become final and non-appealable, our financial condition, ability to service our debt and the value of our outstanding securities could be adversely affected.

Competition

     We believe that competition for sales of our products and services is based on performance, other technical features, reliability, price, scheduling and customization, and we believe that we compete favorably on the basis of these factors. Our business is not seasonal.

     Previously, the primary domestic competition for the Pegasus and Taurus launch vehicles came from the Athena launch vehicles developed by Lockheed Martin. In 2001, Lockheed Martin indicated its intention to discontinue the Athena program. Competition for Pegasus and Taurus could come from various Russian and other international launch vehicles. Our primary competitors in the suborbital launch vehicle product line are Lockheed Martin, L-3 Communications and Space Vector Corporation. Our primary competition for the missile defense booster vehicle that we are building under our contract with Boeing comes from Lockheed Martin.

     Our satellites and spacecraft subsystems products compete with products produced or provided by government entities and numerous private entities, including Boeing, Lockheed Martin, TRW Inc., Ball Aerospace and Technology Corporation, Spectrum Astro, Inc., EADS/Astrium, Alenia Aerospazio and Alcatel. Our primary competitor in electronic systems is Siemens Corporation.

     Many of our competitors are larger and have substantially greater resources than we do. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space industry and many with greater financial resources than we possess, will seek to provide products or services that compete with our products or services. Any such foreign competitor could benefit from subsidies from or other protective measures by its home country.

Research and Development

     We invest in product-related research and development to conceive and develop new products and services and to enhance existing products and services. Our research and development expenses totaled approximately $7.7 million, $10.1 million and $18.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Patents and Trademarks

     We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage, particularly with respect to our launch vehicle and satellite products. We hold and have applications pending for various U.S. and foreign patents relating to the Pegasus vehicle, our satellites and other systems and products. The majority of our U.S. patents relating to the Pegasus vehicle expire between 2007 and 2016, and most of our U.S. patents relating to our satellites expire beginning in 2013. Our significant trademarks include our Pegasus and Taurus launch vehicle names. The U.S. registrations for the Pegasus and Taurus names expire in 2010 and 2003, respectively, and are subject to renewal.

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

U.S. Government Contracts

     During 2001, 2000 and 1999, approximately 55%, 45% and 48%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government’s prime contractors. For the nine months ended September 30, 2002, approximately 59% of our total annual revenues, and at September 30, 2002, approximately 68% of our firm contract backlog, were derived from contracts with the U.S. government and its agencies or were derived from subcontracts with the U.S. government’s prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis.

     Our major contracts with the U.S. government primarily fall into three categories: cost-plus-fee contracts, firm fixed-price contracts and fixed-price incentive fee contracts. Approximately 54%, 34%, 11% and 1% of revenues from U. S. government contracts in 2001 were derived from cost-plus-fee contracts, firm fixed-price contracts, fixed-price incentive fee contracts and other contracts, respectively. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss due to increased cost, although some of this risk may be passed on to subcontractors. Under fixed-price government contracts, we may receive progress payments, generally in an amount equal to between 80% and 95% of monthly costs and profits, or we may receive milestone payments upon the occurrence of certain program achievements, with final payments occurring at project completion. Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors. Under a cost-plus-fee contract, we recover our actual allowable costs incurred and receive a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the U.S. government’s subjective evaluation of our performance in terms of the criteria stated in the contract.

     All our U.S. government contracts and, in general, our subcontracts with the U.S. government’s prime contractors provide that such contracts may be terminated for convenience by the U.S. government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production. In the event of a termination for convenience, contractors should be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. From time to time we experience contract suspensions and terminations. For example, in March 2001, NASA terminated for convenience our X-34 reusable launch vehicle research and development contract. For a fuller description of risks relating to the U.S. government contract industry, see “Risks Related to Our Business and Our Industry—We derive a significant portion of our revenues from U.S. government contracts, which are dependent on continued political support and funding and are subject to termination by the U.S. government at any time for any reason. In addition, payments under U.S. government contracts are subject to potential adjustment upon audit.”

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

Backlog

     During the third quarter of 2002 we received $50 million in new firm orders, and $115 million in new option backlog. During the first nine months of 2002 we received $546 million in new firm orders and $766 million in new option backlog. The major contributor to our backlog was our contract with Boeing, with original contract value of approximately $959 million ($300 million firm, including award fees and $30 million awarded in 2001, and $659 million in options, including award fees, $532 million of priced orders and our estimate of an additional $127 million of non-priced option work), to supply missile defense-related interceptor booster vehicles for the U.S. Missile Defense Agency through the end of the decade. As a result of new orders, offset by the expiration of several contract options and revenues recognized during the first half of 2002, our firm and total backlog increased from $582 million and $2.55 billion, respectively, as of December 31, 2001, to approximately $715 million and $2.60 billion, respectively, as of September 30, 2002. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded and our estimate of potential award fees. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at September 30, 2002 does not give effect to new orders received or any terminations or cancellations since that date.

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

Employees

     As of May 31, 2002, Orbital had approximately 1,900 full-time permanent employees. None of our employees is subject to collective bargaining agreements. We believe our employee relations are good.

Discontinued Operations and Financial Information

     In 2001, we sold our sensor systems division and our respective interests in Magellan, NavSol and MDA. In 2000, we sold our Fairchild Defense electronics business unit. The financial results of these businesses are no longer included in our results from continuing operations. The gains and losses on the sales of these businesses, as well as the results of their operations, are reported as “discontinued operations.”

* * *

     Financial information about our products and services, domestic and foreign operations and export sales is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements, and is incorporated herein by reference.

Special Note Regarding Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor, in certain circumstances, for certain forward-looking statements made by us or on our behalf. All statements other than those of historical facts included in this Form 10-K/A, including those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, are forward-looking statements. These “forward-looking statements” involve unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance.

     The following are some of the factors that could cause actual results to differ materially from information contained in our forward-looking statements:

•	our ability to satisfy future capital and operating requirements;

•	whether the U.S. government terminates or suspends our contracts;

•	whether we are able to realize our backlog of orders, including backlog we consider firm backlog;

•	whether there is continued U.S. government support and funding for key space and defense programs;

•	whether our innovative products experience failures or malfunctions;

•	our ability to timely fund and implement innovative and novel technologies involving complex systems in a cost-effective manner in the face of rapidly changing technology;

•	the establishment and expansion of commercial markets and customer acceptance of our products;

•	the effects that competition may have on our ability to win new contracts;

•	the potential effect on our business if foreign countries were to increase the subsidization of our foreign competitors or impose other protectionist measures; and

•	the other risks and uncertainties as are described below and as may be detailed from time to time in our public filings with the Securities and Exchange Commission.

     Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-K/A to reflect any changes in its expectations or any change in events, conditions or circumstances on which any statement is based.

Risks Related to Our Business and Our Industry

Our financial condition and the restrictive covenants contained in our credit facility and the indenture governing our second priority secured notes may limit our ability to borrow additional funds required to fund our future operations.

     We incurred significant losses from continuing operations of $95.6 million, or 23% of revenues, for the year ended December 31, 2001; $313.5 million, or 83% of revenues, for the year ended December 31, 2000; and $184.3 million, or 40% of revenues, for the year ended December 31, 1999. Our accumulated deficit was $450 million as of September 30, 2002. Moreover, the terms of our $35 million revolving credit facility and the indenture governing our $135 million aggregate principal amount of second priority secured notes due 2006 limit our ability to, among other things:

•	incur additional debt, particularly unsubordinated debt;
•	pay dividends, redeem or repurchase our stock or make other distributions;
•	acquire assets or businesses or make investments in other entities;
•	enter into transactions with affiliates;
•	merge or consolidate with other entities;
•	sell or otherwise dispose of assets or use the proceeds from any asset sale or other disposition; and
•	create liens on our assets.

     Although we expect that our available cash, cash generated from operations, and remaining borrowing capacity under our credit facility will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events, such as termination of major orders, or late delivery on failure of launch vehicle or satellite products, could adversely affect our liquidity and results of operations.

Termination of our backlog of orders could negatively impact our revenues.

     At September 30, 2002, we had firm backlog of approximately $715 million and total backlog of approximately $2.6 billion. Firm backlog consists of aggregate contract values for product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting, and including government contract orders not yet funded and our estimate of potential award fees. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections, which award selections may not result in definitized contracts or orders. Backlog at September 30, 2002 does not give effect to new orders received or any terminations or cancellations since that date. Approximately 68% of our firm contract backlog at September 30, 2002 was derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government’s prime contractors. All of our direct and indirect contracts with the U.S. government or its prime contractors may be terminated or suspended at any time, with or without cause, for the convenience of the government. From time to time, certain of our commercial contracts have also given the customer the right to unilaterally terminate the contracts. For these reasons, we cannot assure you that our backlog will ultimately result in revenues.

We derive a significant portion of our revenues from U.S. government contracts, which are dependent on continued political support and funding and are subject to termination by the U.S. government at any time for any reason. In addition, payments under U.S. government contracts are subject to potential adjustment upon audit.

     For the nine months ended September 30, 2002, approximately 59% of our total revenues, and at September 30, 2002, approximately 68% of our firm contract backlog, were derived from contracts with the U.S. government and its agencies or were derived from subcontracts with the U.S. government’s prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, our direct and indirect contracts with the U.S. government may be terminated or suspended by the U.S. government or their prime contractors at any time, with or without cause. For example, in March 2001, NASA terminated for convenience our X-34 reusable launch vehicle research and development contract. There can be no assurance that other government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges or other adverse effects on our financial condition.

     The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency (“DCAA”), or by other agencies of the U.S. government. These agencies have the right to challenge our cost estimates or allocations with respect to certain contracts. A substantial portion of payments to us under U.S. government contracts are provisional payments that are subject to potential adjustment and reimbursement upon audit by such agencies, and from time to time we have in the past and may in the future be required to make adjustments and reimbursements in connection with these audits. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve fines, injunctions or other sanctions.

Our restricted borrowing capacity and financial condition may impair our ability to win new business and/or to retain existing business and therefore could reduce our revenues and backlog.

     Our electronic systems contracts typically require us to post performance bonds or letters of credit pending completion of work. In addition, international contracts often contain similar requirements. Due to limitations on our borrowing capacity as a result of the restrictive covenants contained in our existing debt and our financial condition generally, we may not be able to issue performance bonds or letters of credit, which may prevent us from winning contracts in the future.

Earlier this year, the DCAA initiated an audit of our financial condition to determine if we have adequate financial resources to perform on U.S. government contracts in the near term. Since then, we completed a $135 million financing as described in the Explanatory Note above. An unfavorable finding could make it less likely that U.S. government customers would exercise contract options and could adversely affect our ability to bid for and win new U.S. government contracts. In addition, our contract with Boeing permits Boeing to cancel our contract if Boeing determines that our financial condition warrants such action and requires us to provide Boeing with equipment, intellectual property, facilities and other resources so as to ensure a smooth transition to a different subcontractor. The Boeing contract is a material contract and its termination could harm our liquidity and would likely impair the value of our outstanding securities.

We may not receive full payment for our satellites in the event of a failure, and we could incur penalties if our satellites are not delivered on schedule.

     Some of our satellite contracts provide for performance-based payments to be made to us after the satellite is on-orbit. Additionally, some contracts also require us to refund a percentage of payments made prior to launch if performance-based incentives are not achieved. While we intend to procure insurance to indemnify us for incentive payments that are not made in the event of a launch or on-orbit failure, insurance may not be available on economical terms, if at all. In addition, some of our satellite contracts require us to pay penalties in the event that satellites are not delivered on a timely basis. Our failure to receive our incentive payments, or a requirement that we refund amounts previously received or pay delay penalties, would adversely affect revenue recognition, profitability and our liquidity.

Our firm fixed-price, cost-plus-fee and fixed-price incentive fee contracts could subject us to losses and impair our liquidity if we experience cost overruns in the future as we have in the past.

     We provide our products and services primarily through firm fixed-price, cost-plus-fee contracts and fixed-price incentive fee. Cost overruns may result in losses and, if the magnitude of an overrun or overruns is significant, could impair our liquidity position:

•	Under firm fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all of the risk of losses as a result of increased costs on these contracts, although some of this risk may be passed on to subcontractors. We have experienced significant cost overruns on several of our commercial satellite programs. Any similar overruns in the future could materially impair our liquidity and operations.

•	In a cost-plus-fee contract, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable. There is no guarantee as to the amount of fee we will be awarded under a cost-plus-fee contract with a variable fee. The price on a cost-plus-fee contract is based on allowable cost incurred, but generally is subject to contract funding limitations. U.S. government regulations require that we notify our customer of any cost overruns or underruns on a cost-plus-fee contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns.

•	Fixed-price incentive fee contracts provide for sharing of unexpected costs incurred or savings realized within specified limits and may provide for adjustments in price depending on actual contract performance other than costs. We bear the entire risk of cost overruns in excess of the negotiated maximum amount of unexpected costs to be shared.

     Our success depends on our ability to penetrate and retain markets for our existing products and to continue to conceive, design, manufacture and market new products on a cost-effective and timely basis.

     We anticipate that we will continue to incur expenses to design and develop new products. There can be no assurance that we will be able to achieve the technological advances necessary to remain competitive and profitable, that new products will be developed and manufactured on schedule or on a cost-effective basis or that our existing products will not become technologically obsolete. Our failure to predict accurately the needs of our customers and prospective customers, and to develop products or product enhancements that address those needs, may result in the loss of current customers or the inability to secure new customers. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or acceptance of new products and enhancements.

There can be no assurance that our products will be successfully launched or operated or that they will be developed or will perform as intended.

     Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions and are subject to significant technological change and innovation. We have experienced product failures and other operational problems. In 2001, we experienced a launch failure on our Taurus launch vehicle and our Hyper-X hypersonic research launch vehicle. We may experience some product and service failures, schedule delays and other problems in connection with our launch vehicles, satellites and other products in the future. In addition to any costs resulting from product warranties or required remedial action, product failures may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries. Negative publicity from product failures may also impair our ability to win new contracts.

We are involved in litigation relating to ORBIMAGE.

     On April 5, 2002, ORBIMAGE filed a voluntary petition of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code in the Eastern District of Virginia. ORBIMAGE filed its plan of reorganization on November 1, 2002. However, the plan of reorganization has not yet been confirmed.

     On June 19, 2002, the Creditors Committee appointed in the bankruptcy proceeding filed a motion in the U.S. Bankruptcy Court for authority to conduct discovery against Orbital under Federal Rules of Bankruptcy Procedure 2004. The stated purpose of the Creditors Committee in seeking such discovery is to investigate the details of ORBIMAGE’s relationship and transactions with Orbital in order to reveal whether claims are warranted against the company or certain or its directors, officers and former officers on theories that might include, among others, wrongful control and domination, breach of fiduciary duty, breach of contract, fraud and misrepresentation.

     On July 24, 2002, ORBIMAGE filed a complaint in the U.S. Bankruptcy Court against Orbital alleging, among other things, breach of the satellite system procurement agreement between the two parties, conversion of property, breach of fiduciary duty, fraud and misrepresentation, and civil conspiracy in connection with various transactions among Orbital, ORBIMAGE and the company’s former subsidiary, MDA. The complaint also names two officer/directors of Orbital as defendants in connection with certain of the claims. For more information regarding this litigation, please see the section of this Form 10-K/A captioned “Business—ORBIMAGE.” If any judgments were to be entered against us as a result of claims relating to ORBIMAGE and become final and non-appealable, our financial condition, ability to service our debt and the value of our outstanding securities could be adversely affected.

We operate in a regulated industry, and our inability to secure or maintain the licenses or approvals necessary to operate our business could have a material adverse effect on our financial condition and results of operations.

     Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the Department of Transportation, or DoT, and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. There can be no assurance that we will be successful in our future efforts to secure and maintain necessary licenses or regulatory approvals. Exports of our products, services and technical information frequently require licenses from the U.S. Department of State. We have a number of international customers and subcontractors. Our inability to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could negatively impact our ability to compete successfully in international markets. Additionally, to the extent foreign sales are conducted in foreign currency, we may be subject to risk of currency value fluctuations.

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

If our subcontractors fail to perform as expected, our reputation may be damaged, we may experience delays and lose customers and our revenues, profitability and cash flow may decline.

     We purchase a significant percentage of our product components, structural assemblies and some key satellite components and instruments from third parties. We also occasionally obtain from the U.S. government parts and equipment used in the production of our products or the provision of our services. In addition, we have a sole source for the motors we use on our Pegasus and Taurus launch vehicles, and the booster interceptor test vehicles that we are developing for the U.S. Missile Defense Agency under our contract with Boeing. If our subcontractors fail to perform as expected, we may have difficulty replacing them in a timely or cost effective manner. As a result, we may experience performance delays that could damage our customer relationships and cause our revenues, profitability and cash flow to decline. In addition, negative publicity from any failure of an Orbital product as a result of a failure by a subcontractor could damage our reputation and prevent us from winning new contracts.

Our international business is subject to risks. Political and economic instability in foreign markets may have a material adverse effect on our operating results.

     For the fiscal years ended December 31, 2001, 2000 and 1999, direct sales to non-U.S. customers comprised approximately 9%, 15% and 22%, respectively, of our consolidated revenue. Further, at September 30, 2002, approximately 16% of our firm backlog was derived from non-U.S. customers. International contracts are subject to numerous risks, including:

•	political and economic instability in foreign markets;
•	restrictive trade policies of the U.S. government and foreign governments;
•	inconsistent product regulation by foreign agencies or governments;
•	imposition of product tariffs and burdens;
•	costs of complying with a wide variety of international and U.S. export laws and regulatory requirements, particularly those relating to complying with the Foreign Corrupt Practices Act; and
•	foreign currency and standby letter of credit exposure.

We face significant competition in each of our lines of business, and many of our competitors possess significantly more resources than we do.

     Many of our competitors are larger and have substantially greater resources than we do. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space industry and many with greater financial resources than we possess, could seek to produce products or services that compete with our products or services, including new launch vehicles using new technology which could render our launch vehicles less competitively viable. Some of our foreign competitors currently benefit from, and others may benefit in the future from, subsidies from or other protective measures by their home countries.

The loss of executive officers could adversely affect our operations.

     Our inability to retain our executive officers and other key employees in the future could have an adverse effect on our operations.

The anticipated benefits of future acquisitions may not be realized.

     From time to time we may evaluate potential acquisitions that we believe would enhance our business. Were we to complete any acquisition transaction, the anticipated benefits may not be fully realized if we are unable to successfully integrate the acquired operations, technologies and personnel into our organization.

Our restated certificate of incorporation, our bylaws, our stockholder rights plan and Delaware law contain anti-takeover provisions that may adversely affect the rights of our stockholders.

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

     In addition to our ability to issue preferred stock without stockholder approval, our charter documents contain other provisions which could have an anti-takeover effect, including:

•	our charter provides for a staggered board of directors as a result of which only one of the three classes of directors is elected each year;
•	any merger, acquisition or other business combination that is not approved by our board of directors must be approved by 66 2/3% of voting stockholders;
•	stockholders cannot act by written consent;
•	stockholders holding less than 10% of our outstanding voting stock cannot call a special meeting of stockholders; and
•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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

We may not have the ability to raise the funds necessary to finance the repurchase offer required by the indenture governing our second priority secured notes, which may prevent us from entering into or consummating a change of control transaction otherwise in the best interests of our stockholders.

     In the event of a change of control, under the terms of the indenture governing the terms of our $135 million aggregate principal amount of second priority secured notes due 2006 we are required to offer to repurchase the notes at a premium. If a change of control were to occur, there can be no assurance that we would have sufficient financial resources, or would be able to arrange financing, to pay the purchase price for all notes tendered by holders thereof. In addition, our repurchase of the notes as a result of a change of control may be prohibited or limited by, or constitute an event of default under, the terms of the credit facility or the terms of other agreements which we may enter into from time to time. Because our failure to repurchase the notes would constitute an event of default under the indenture, we may not be able to consummate a change of control transaction, even if the transaction may be in the best interests of our stockholders.

PART II

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
     Orbital Sciences Corporation:

     In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of ORBCOMM Global, L.P., an equity affiliate, which statements reflect total assets of $11,895,000, total revenues of $7,797,000 and net losses of $543,227,000 as of and for the year ended December 31, 2000. We did not audit the financial statements of Orbital Communications Corporation, a majority owned subsidiary, which statements reflect total assets of $31,539,000, equity in net losses of affiliates of $69,914,000 and total revenues of $2,126,000 as of and for the year ended December 31, 1999. Those statements were audited by other auditors who have ceased operations and whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ORBCOMM Global, L.P., for the year ended December 31, 2000 and Orbital Communications Corporation for the year ended December 31, 1999, is based solely on the reports of the other auditors who have ceased operations. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     Our original report dated March 7, 2002 contained a paragraph referring to the company’s recurring losses from operations, net working capital deficit and $100 million of subordinated convertible notes due on October 1, 2002. These matters raised substantial doubt about the company’s ability to continue as a going concern. As described in Note 14, the company completed a refinancing on August 22, 2002. This event alleviates the substantial doubt regarding the company’s ability to continue as a going concern. Accordingly, the paragraph referred to above has been removed.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 7, 2002, except as to Notes 1A and 14, which are as of August 22, 2002

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	For the Years Ended December 31,

	2001	2000	1999

Revenues	$415,249	$379,539	$459,700
Costs of goods sold	387,433	379,504	437,409

Gross profit	27,816	35	22,291
Research and development expenses	7,722	10,133	18,911
Selling, general and administrative expenses	61,626	68,503	55,646
Amortization of goodwill	6,021	5,739	6,075
Provision for doubtful ORBCOMM accounts	—	53,713	—
Asset impairment charges	—	15,911	15,217
Litigation-related settlements	5,420	11,500	—

Loss from operations	(52,973)	(165,464)	(73,558)
Interest expense, net of amounts capitalized	(21,671)	(24,037)	(19,820)
Other income, net	5,525	5,108	6,106
Allocated share of losses of affiliates	(26,495)	(119,183)	(97,008)

Loss before provision for income taxes and
discontinued operations	(95,614)	(303,576)	(184,280)
Provision for income taxes	—	(9,886)	—

Loss from continuing operations	(95,614)	(313,462)	(184,280)
Discontinued operations:
Income (loss) from operations	(155)	(4,381)	3,733
Gain on disposal	114,720	39,653	58,610

Income from discontinued operations	114,565	35,272	62,343

Net income (loss)	$18,951	$(278,190)	$(121,937)

Income (loss) per common and dilutive share:
Loss from continuing operations	$(2.49)	$(8.36)	$(4.94)
Income from discontinued operations	2.98	0.94	1.67

Net income (loss)	$0.49	$(7.42)	$(3.27)

Shares used in computing per share amounts	38,424,363	37,467,520	37,281,065

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$63,215	$45,076
Restricted cash and cash equivalents	10,815	6,973
Receivables, net	125,538	86,472
Inventories, net	21,627	34,227
Other current assets	3,403	5,167

Total current assets	224,598	177,915

Non-current assets of discontinued operations, net	—	122,316
Property, plant and equipment, net	88,795	94,088
Goodwill, net	109,088	114,597
Other non-current assets	10,253	7,297

Total Assets	$432,734	$516,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term obligations	$103,710	$134,431
Accounts payable	78,621	74,312
Accrued expenses	81,765	76,523
Net current liabilities of discontinued operations	—	10,236
Deferred revenues	23,886	43,376

Total current liabilities	287,982	338,878

Long-term obligations, net of current portion	4,665	108,291
Other non-current liabilities	5,216	3,387
Allocated losses of affiliate in excess of cost of investment	40,586	21,506
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, par value $.01; 10,000,000 shares
authorized, none outstanding	—	—
Common Stock, par value $.01; 80,000,000 shares authorized,
41,240,870 and 37,729,476 shares outstanding, respectively	412	377
Additional paid-in capital	539,458	515,462
Accumulated other comprehensive loss	—	(7,152)
Accumulated deficit	(445,585)	(464,536)

Total stockholders’ equity	94,285	44,151

Total Liabilities and Stockholders’ Equity	$432,734	$516,213

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other	Retained
			Paid-In	Comprehensive	Earnings
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total

Balance, December 31, 1998	37,018,256	$370	$490,540	$(7,149)	$(64,409)	$419,352
Shares issued to employees
and directors	382,558	4	7,383	—	—	7,387
Comprehensive loss:
Net loss	—	—	—	—	(121,937)	(121,937)
Translation adjustment	—	—	—	1,990	—	1,990

Total comprehensive loss	—	—	—			(119,947)

Balance, December 31, 1999	37,400,814	374	497,923	(5,159)	(186,346)	306,792
Gain on investment in
ORBCOMM	—	—	15,367	—	—	15,367
Shares issued to employees
and directors	328,662	3	2,172	—	—	2,175
Comprehensive loss:
Net loss	—	—	—	—	(278,190)	(278,190)
Translation adjustment	—	—	—	(2,253)	—	(2,253)
Unrealized gain on
short-term investments	—	—	—	260	—	260

Total comprehensive loss	—	—	—			(280,183)

Balance, December 31, 2000	37,729,476	377	515,462	(7,152)	(464,536)	44,151
Shares issued to employees,
officers and directors	1,685,593	17	5,619	—	—	5,636
Warrants issued for
litigation settlement	—	—	11,500	—	—	11,500
Shares issued to
ORBCOMM and others	1,825,801	18	6,877	—	—	6,895
Comprehensive income:
Net income	—	—	—	—	18,951	18,951
Translation adjustment	—	—	—	7,487	—	7,487
Unrealized gain on
short-term investments	—	—	—	(335)	—	(335)

Total comprehensive income	—	—	—			26,103

Balance, December 31, 2001	41,240,870	$412	$539,458	$—	$(445,585)	$94,285

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,

	2001	2000	1999

Cash Flows From Operating Activities:
Loss from continuing operations	$(95,614)	$(313,462)	$(184,280)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expense	22,707	22,503	21,115
Amortization of prepaid financing costs	3,472	5,048	1,782
Allocated share of losses of affiliates	26,495	119,183	97,008
Stock contributions to defined contribution plan	4,208	—	—
Asset impairment charges	—	15,911	15,217
Deferred income taxes	—	9,886	—
Provision for doubtful ORBCOMM accounts	—	53,713	—
Other	949	(1,094)	11,252
Changes in assets and liabilities, net of divestitures and acquisitions:
Receivables	(39,500)	64,525	(18,054)
Inventories	12,600	(14,147)	(488)
Other assets	(9,353)	8,561	(19,871)
Accounts payable and accrued expenses	18,613	35,038	40,493
Deferred revenue	(19,490)	(6,717)	(10,929)
Other liabilities	1,900	2,237	2,702

Net cash provided by (used in) continuing operations	(73,013)	1,185	(44,053)
Net cash provided by (used in) discontinued operations	(7,976)	34,400	71,209

Net cash provided by (used in) operating activities	(80,989)	35,585	27,156

Cash Flows From Investing Activities:
Capital expenditures	(11,369)	(24,883)	(35,868)
Net proceeds from sales of subsidiary equity and assets	244,863	115,605	73,432
Sales and maturities of available-for-sale investment securities	—	6,585	2,500
Investments in and advances to affiliates	—	(595)	(63,560)

Net cash provided by (used in) continuing operations	233,494	96,712	(23,496)
Net cash provided by (used in) discontinued operations	3,486	(54,037)	(73,533)

Net cash provided by (used in) investing activities	236,980	42,675	(97,029)

Cash Flows From Financing Activities:
Short-term borrowings, net of (repayments)	(8,145)	1,800	338
Principal payments on long-term obligations	(156,273)	(82,014)	(121,942)
Net proceeds from issuances of long-term obligations	30,000	—	241,342
Net proceeds from issuances of common stock	1,016	2,176	7,387
Repayments to joint venture partner	—	(28,418)	—

Net cash provided by (used in) continuing operations	(133,402)	(106,456)	127,125
Net cash provided by (used in) discontinued operations	(4,450)	19,891	(3,871)

Net cash provided by (used in) financing activities	(137,852)	(86,565)	123,254

Net increase (decrease) in cash and cash equivalents	18,139	(8,305)	53,381
Cash and cash equivalents, beginning of period	45,076	53,381	—

Cash and cash equivalents, end of period	$63,215	$45,076	$53,381

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1A. Business Operations

     Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, is a space technology company that designs, manufactures, operates and markets a broad range of affordable space systems, including launch vehicles, satellites and related space systems and electronic systems.

1B. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Orbital and all wholly and majority owned subsidiaries controlled by Orbital. All significant intercompany balances and transactions have been eliminated.

Unconsolidated Affiliates

     Orbital uses the equity method of accounting for affiliates that the company has the ability to significantly influence but not control. In accordance with the equity method of accounting, Orbital records the company’s proportionate share of the affiliate’s income or losses. Orbital continues to recognize equity losses of an affiliate even if such losses exceed the company’s book value of such affiliate, as long as the company considers providing additional funding to such affiliate. Orbital uses a modified equity method of accounting for those affiliates for which Orbital has provided substantially all of the investee’s funding whereby 100% of the investee’s current period losses are recognized. Orbital does not recognize revenues on sales to investees for which Orbital has provided substantially all of such investee’s funding. Orbital uses the cost method of accounting for investments in which it has no significant influence.

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

Revenue Recognition

     Orbital’s revenue is derived primarily from long-term contracts. Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred in the applicable reporting period bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations of Orbital as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and the company’s profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, the company’s recorded revenues and gross profits from year to year can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding allocated general and administrative expenses, is recorded in the period in which the loss is first estimated.

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

Comprehensive Income (Loss)

     Orbital’s comprehensive income (loss) is presented in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) consists primarily of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

     Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. The new accounting standard requires that the ineffective portion of all hedges, if any, is recognized currently in earnings. The adoption of this new accounting standard did not have a material impact on the company’s financial statements.

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

Buildings	18 to 20 years
Machinery, equipment,
software and intellectual
property	3 to 12 years
Leasehold improvements	Shorter of estimated useful life or lease term

Recoverability of Long-Lived Assets

     Orbital’s policy is to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of goodwill is evaluated based on the expected future cash flows of the related acquired businesses. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment loss is recognized and the asset is adjusted to its estimated fair value. Given the inherent technical and commercial risks within the space industry, combined with the special purpose use of certain of the company’s assets, future impairment charges could be required if the company were to change its current expectation that it will recover the carrying amount of its long-lived assets from future operations.

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

Stock-Based Compensation

     SFAS No. 123, “Accounting for Stock-Based Compensation,” requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees” (“APB 25”), and provide pro forma operating results and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The company elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure in accordance with the provisions of SFAS No. 123.

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

Cash Equivalents, Restricted Cash and Short-Term Investments

     Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less. Restricted cash and short-term investments consist of compensating cash balances for contractual obligations and investments in securities that do not meet the definition of cash equivalents. Orbital classifies investments in debt and equity securities as either available-for-sale or trading securities and, accordingly, reports such investments at fair value. Any temporary difference between the fair value and the underlying cost of the available-for-sale securities is excluded from current period earnings and is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Temporary differences between the fair value and the underlying cost of trading securities are included in net investment income.

Inventories

     Inventories consist of components and raw materials inventory, work-in-process inventory and finished goods inventory and are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (“FIFO”) or specific identification basis. Components and raw materials are purchased to support future production efforts. Given the specialized nature of certain inventory items, recoverability could be impaired should future demand for the company’s products decline. Work-in-process inventory consists primarily of (i) costs incurred under long-term fixed-price contracts accounted for using the completed contract method of accounting and using the percentage-of-completion method of accounting applied on a units of delivery basis, and (ii) partially assembled commercial products. Work-in-process inventory generally includes direct production costs and certain allocated indirect costs, including an allocation of selling, general and administrative costs.

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

     SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” were issued in June 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for as a purchase. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The company is required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will eliminate $6.0 million in amortization expense in 2002, which would have been recorded under the prior accounting rules. At December 31, 2001, the company had goodwill of $109.1 million. Such goodwill will be tested for impairment upon adoption of SFAS No. 142 and any impairment loss will be reported as the cumulative effect of a change in accounting principle. The company has not yet determined what effect this impairment test will have on the company’s earnings and financial position.

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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This standard will be effective on January 1, 2003. The company is currently reviewing the provisions of SFAS No. 143 to determine the standard’s impact upon adoption.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets and was effective for the company on January 1, 2002. Management believes that the adoption of SFAS No. 144 will not have a material impact on its financial statements.

2. Discontinued Operations

     In September 2001, the company sold its Pomona, California-based sensors systems division (“Sensors”) to the Hamilton Sundstrand unit of United Technologies Corporation. The proceeds from the sale were approximately $19.0 million before transaction fees and expenses and resulted in a $7.1 million gain on the sale. In October 2000, the company sold its Fairchild Defense electronics business (“Fairchild”) for $100 million, and recorded a $42.0 million gain in 2000 and a $0.5 million gain in 2001 related to post-closing adjustments. Sensors and Fairchild comprised a segment of the company’s business that has now been treated as discontinued in the accompanying financial statements.

     In the second and third quarters of 2001, Orbital’s wholly owned subsidiary, Orbital Holdings Corporation, sold its remaining interest in MacDonald Dettwiler and Associates Ltd. (“MDA”). The company received gross proceeds of $169.2 million before transaction fees and expenses, and recorded a $111.3 million gain in 2001. In 2000, MDA completed an initial public offering of common stock, raising gross proceeds of approximately $18.8 million for Orbital and $43.1 million for itself and other selling shareholders. Orbital recognized a $30.7 million gain on the sale of such stock in 2000. In December 1999, Orbital’s then wholly owned subsidiary, MDA, issued common stock to a group of minority investors, and immediately provided a dividend to Orbital for the gross amount of the proceeds from the sale of $75 million. Pursuant to its policy with respect to issuances of subsidiary equity, the company recorded a $58.6 million gain on the sale of such stock. Orbital’s ownership interest in MDA was approximately 52% and 66% at December 31, 2000 and 1999, respectively.

     On July 13, 2001, subsidiaries of Thales, S.A. acquired the company’s majority owned subsidiary Magellan Corporation (“Magellan”) and purchased the company’s 60% ownership interest in Navigation Solutions LLC (“NavSol”) for $70 million. At closing, after allocating $4.5 million of the proceeds to Magellan’s minority stockholders, Orbital received gross proceeds of $65.5 million before transaction fees and expenses. As a result of the company adopting a formal plan to sell its interest in Magellan and NavSol, the company recorded a $33.1 million accrual in the fourth quarter of 2000 for the estimated loss on disposal of Magellan and NavSol, including a provision of $4.5 million for the estimated losses from operations during the 2001 phase-out period. Magellan’s and NavSol’s actual losses for the phase-out period exceeded the original estimates by $3.2 million, resulting in an additional loss from discontinued operations in 2001. The fees and expenses associated with closing the sale of Magellan and NavSol exceeded the original estimates, resulting in an additional $4.2 million loss on the sale of these businesses recorded in 2001.

     The assets and liabilities of discontinued operations and the related results of operations have been reclassified for all periods presented. The carrying values of assets and liabilities of discontinued operations at December 31, 2000 were as follows (in thousands):

	Magellan
	and NavSol	MDA	Sensors	Total

Current assets (liabilities), net	$9,212	$(25,097)	$5,649	$(10,236)

Non-current assets, net:
Investments in affiliates	20,312	2,327	—	22,639
Property, plant and equipment, net	5,692	33,396	1,229	40,317
Goodwill and other, net	27,971	29,127	2,262	59,360

Net non-current assets	53,975	64,850	3,491	122,316

Net assets of discontinued operations	$63,187	$39,753	$9,140	$112,080

     The following summarizes the operating results of discontinued operations (in thousands):

	For the Years Ended December 31,

	2001	2000	1999

Revenues:
Magellan and NavSol	$43,900	$97,311	$108,539
MDA	120,142	253,230	199,792
Sensors and Fairchild	23,603	92,900	106,880

	$187,645	$443,441	$415,211

Income (loss) from operations:
Magellan and NavSol	$(3,166)	$(16,913)	$(16,808)
MDA	2,218	3,205	9,681
Sensors and Fairchild	793	9,327	10,860

	(155)	(4,381)	3,733

Gain (loss) on disposal:
Magellan and NavSol	(4,206)	(33,053)	—
MDA	111,340	30,724	58,610
Sensors and Fairchild	7,586	41,982	—

	114,720	39,653	58,610

Income from discontinued operations	$114,565	$35,272	$62,343

3. Special Gains and Charges

     During 2001, 2000 and 1999, the company recorded the following special gains and charges:

     In the third and fourth quarters of 2001, the company agreed to settle several disputes that were the subject of arbitration proceedings. The company recorded charges totaling $5.4 million in 2001 for these litigation-related settlements.

     In 1996, Orbital began developing, constructing and testing several X-34 reusable rocketplanes under a contract with the National Aeronautics and Space Administration (“NASA”). NASA terminated this contract for convenience in March 2001. At that time, due to the uncertainties related to recovering uncompensated costs from NASA, the company determined that its estimated future cash flows from X-34-related property, plant and equipment would not be sufficient to recover the recorded cost. In the fourth quarter of 2000, the company recorded an asset impairment charge of $15.9 million to write down X-34-related property, plant and equipment to their estimated realizable values and a $3.4 million provision for potentially uncollectible receivables that was recorded as selling, general and administrative expense. In August 2001, Orbital received a $10.0 million provisional settlement payment from NASA and the company reversed the previously-recorded $3.4 million provision for uncollectible receivables in the second quarter of 2001. In January 2002, NASA and the company agreed to settle and close out the contract for an additional payment of $13.0 million to the company. Accordingly, a $13.0 million contract revenue adjustment was recorded in the fourth quarter of 2001.

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

4. Industry Segment Information

     Orbital designs, manufactures, operates and markets a broad range of space-related products and services that are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems, and (iii) electronic systems. Reportable segments are generally organized based upon product lines. Corporate and other includes certain corporate office general and administrative expenses that have not been attributed to a particular segment. The company’s investments in, as well as its share of the income or loss of unconsolidated affiliates, are also included in corporate and other.

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

     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. There were no significant sales or transfers between segments. Substantially all of the company’s assets and operations are located within the United States.

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,

	2001	2000	1999

Launch Vehicles and Advanced Programs:
Revenues	$146,429	$124,099	$165,074
Operating income (loss) (1) (2)	17,305	(19,329)	(6,682)
Identifiable assets	114,403	112,120	142,551
Capital expenditures	1,424	4,073	13,665
Depreciation and amortization	7,780	7,822	8,625
Satellites and Related Space Systems:
Revenues	$207,745	$219,499	$260,189
Operating income (loss) (1) (2)	(50,851)	(61,903)	(20,118)
Identifiable assets	132,047	132,339	147,191
Capital expenditures	6,177	8,920	7,481
Depreciation and amortization	8,945	8,869	8,164
Electronic Systems:
Revenues	$65,061	$53,487	$43,138
Operating income (loss) (1) (2)	1,553	(11,115)	(12,387)
Identifiable assets	66,749	51,022	63,027
Capital expenditures	548	431	639
Depreciation and amortization	2,163	1,931	1,894
Corporate and Other:
Revenues	$(3,986)	$(17,546)	$(8,701)
Operating income (loss) (1) (2)	(20,980)	(73,117)	(34,371)
Allocated share of losses of affiliates	(26,495)	(119,183)	(97,008)
Identifiable assets	119,535	220,732	503,222
Capital expenditures	3,220	11,459	14,083
Depreciation and amortization	3,819	3,881	2,432
Consolidated:
Revenues	$415,249	$379,539	$459,700
Operating income (loss) (1) (2)	(52,973)	(165,464)	(73,558)
Allocated share of losses of affiliates	(26,495)	(119,183)	(97,008)
Identifiable assets	432,734	516,213	855,991
Capital expenditures	11,369	24,883	35,868
Depreciation and amortization	22,707	22,503	21,115

(1)	In 2000, the company recorded a $53.7 million provision for doubtful ORBCOMM accounts that negatively impacted operating income as follows (in thousands):

Launch Vehicles and Advanced Programs	$3,567
Satellites and Related Space Systems	18,441
Electronic Systems	2,242
Corporate and Other	29,463

Consolidated	$53,713

(2)	In 2001 and 2000, the company recorded litigation-related settlement expenses of $5.4 million and $11.5 million, respectively, that negatively impacted operating income as follows (in thousands):

	2001	2000

Launch Vehicles and Advanced Programs	$2,000	$—
Satellites and Related Space Systems	3,000	—
Electronic Systems	—	—
Corporate and Other	420	11,500

Consolidated	$5,420	$11,500

Export Sales and Major Customers

     Orbital sales by geographic area were as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

United States	$376,065	$322,038	$357,391
Canada	—	848	19,004
Southeast Asia	2,919	453	605
Middle East and other	55	4,633	10,035
Far East	35,985	51,227	72,021
Europe	225	340	644

Total	$415,249	$379,539	$459,700

     Approximately 55%, 45% and 48% of the company’s revenues in 2001, 2000 and 1999, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government’s prime contractors.

5. Investments in and Transactions with Affiliates

     The allocated share of losses of affiliates was as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

ORBCOMM	$(6,500)	$(92,723)	$(73,560)
ORBIMAGE	(19,091)	(28,223)	(5,614)
Other (1)	(904)	1,763	(17,834)

	$(26,495)	$(119,183)	$(97,008)

(1)	In 1999, the company recorded an $11.1 million charge to write off an equity investment.

ORBCOMM

     In 1993, the company’s subsidiary, Orbital Communications Corporation (“OCC”), and Teleglobe Mobile Partners (“Teleglobe Mobile”), an affiliate of Teleglobe Inc. (“Teleglobe”), formed a partnership, ORBCOMM Global, L.P. (“ORBCOMM”), for the design, development, construction, integration, testing and operation of a low-Earth orbit satellite communications system (the “ORBCOMM system”). Through December 31, 1999, OCC and Teleglobe Mobile were both 50% general partners in ORBCOMM.

     Pursuant to the terms of the partnership agreements, until December 31, 1999, OCC and Teleglobe Mobile shared equal responsibility for the operational and financial affairs of ORBCOMM. The company accounted for its investment in ORBCOMM using the equity method of accounting.

     In January 2000, Orbital entered into an agreement with ORBCOMM, Teleglobe, OCC and Teleglobe Mobile pursuant to which Teleglobe Mobile became ORBCOMM’s sole general partner and majority owner. As a result of the increase in Teleglobe’s ownership interest in ORBCOMM, Orbital’s share of ORBCOMM’s total capital exceeded the book value of Orbital’s investment in ORBCOMM. Accordingly, Orbital recorded a change-in-interest gain of $15.4 million in 2000 as an increase in additional paid-in capital.

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

     In the fourth quarter of 2001, the United States Bankruptcy Court for the District of Delaware confirmed a Chapter 11 liquidating plan of reorganization for ORBCOMM and the plan became effective on December 31, 2001. The liquidating plan provided for mutual releases and waivers of claims by and against the company, OCC, ORBCOMM and its various stakeholders. Pursuant to the liquidating plan, in the fourth quarter of 2001, the company contributed approximately 1.7 million shares of its common stock to the ORBCOMM estate and, as a consequence, recorded a $6.5 million charge for the fair value of such shares. This charge was reported in “allocated share of losses of affiliates” on the accompanying consolidated statement of operations.

ORBIMAGE

     Orbital owns 99.9% of the common stock of Orbital Imaging Corporation (“ORBIMAGE”), or approximately 52% of the outstanding equity of ORBIMAGE at December 31, 2001, assuming conversion of all of ORBIMAGE’s outstanding convertible preferred stock. As a result of certain rights granted to ORBIMAGE’s preferred stockholders, Orbital is able to exercise significant influence over, but is unable to control, ORBIMAGE’s operational and financial affairs. Accordingly, the company uses the equity method of accounting for its ownership interest in ORBIMAGE.

     ORBIMAGE has $225 million Senior Notes due in 2005 (“Senior Notes”) that are non-recourse to Orbital. Orbital does not believe that ORBIMAGE will have sufficient funds available to meet the entirety of its next interest payment obligation that is due in March 2002. In September 2001, ORBIMAGE, certain of its major common and preferred shareholders, including Orbital, and an Informal Committee representing the holders of approximately half of its Senior Notes, entered into a non-binding agreement in principle (the “Agreement in Principle”) to proceed with a financial restructuring designed to strengthen ORBIMAGE’s financial condition. The Agreement in Principle provided for, among other things, an agreement by Orbital to defer payment of amounts owing to Orbital by ORBIMAGE, and for general mutual releases of claims by and among ORBIMAGE and its various stakeholders, including Orbital, that would be effective upon a consensual plan of reorganization. The voting agreement in support of the Agreement in Principle has expired in accordance with its terms. The Agreement in Principle is currently being renegotiated by ORBIMAGE and its various stakeholders, including Orbital. There can be no assurance that a consensual plan of reorganization will be negotiated to the mutual satisfaction of the interested parties or consummated, in which case Orbital could be subject to litigation brought by ORBIMAGE, its other shareholders and/or its creditors (see Note 8).

     Through June 30, 2001, the company recognized 100% of ORBIMAGE’s losses, including preferred stock dividends, in allocated share of losses of affiliates in the accompanying statement of operations. During 2000 and 2001, such losses exceeded the company’s investment in ORBIMAGE. While Orbital is not legally obligated for the liabilities of ORBIMAGE, the company recognized such additional losses because of its 99.9% common stock ownership and its previous intentions regarding potential funding of ORBIMAGE. As a result of the further deterioration of ORBIMAGE’s financial position, in the third quarter of 2001, Orbital determined that it would not provide any future funding to ORBIMAGE beyond what was contemplated by the Agreement in Principle. Additionally, Orbital determined that the recognized losses exceed any future funding or investment that Orbital would provide to ORBIMAGE and any likely exposure should claims by ORBIMAGE, its other shareholders and/or its creditors be brought against Orbital. Furthermore, Orbital determined that if an ORBIMAGE restructuring plan is not completed, Orbital would abandon its investment in ORBIMAGE. Accordingly, the company ceased recognizing ORBIMAGE losses as of July 1, 2001. As of December 31, 2001 and 2000, recognized losses exceeded the company’s investment in ORBIMAGE by $40.6 million and $21.5 million, respectively, and such amounts are reported as “allocated losses of affiliate in excess of cost of investment” on the accompanying consolidated balance sheets. The disposition of the $40.6 million balance is dependent upon the future of ORBIMAGE as an entity, and could include, among other outcomes, a full or partial reversal of this balance from future earnings of ORBIMAGE or, in the event that ORBIMAGE were to restructure through bankruptcy or liquidate and dissolve, the remaining balance would be reversed at that time.

     Under a fixed-price procurement agreement between Orbital and ORBIMAGE, Orbital has produced and launched ORBIMAGE’s satellites, and is continuing to construct the OrbView-3 satellite and related launch vehicle and ground segment. As a result of ORBIMAGE’s lack of liquidity and weakened financial condition, Orbital ceased recognizing revenues on the ORBIMAGE system procurement contract beginning with the third quarter of 2000 and commenced accounting for its contract with ORBIMAGE using the completed contract method. During the year ended December 31, 1999, Orbital recorded sales to ORBIMAGE of approximately $36.7 million. Due to significant contract cost increases, Orbital reversed approximately $9.3 million of revenues in 2000. Orbital recognized operating losses of $22.9 million and $13.1 million in 2000 and 1999, respectively, on the ORBIMAGE procurement contract. Pursuant to the procurement agreement, Orbital paid $5.0 million in cash to ORBIMAGE in 2001 in satisfaction of launch delay penalties and recorded this charge as a contract cost.

     On September 21, 2001, Orbital’s Taurus rocket, which was carrying the OrbView-4 satellite for ORBIMAGE, did not achieve the mission’s intended orbit and the satellite was lost. Through the date of the launch, the company had recorded $16.0 million of inventory with respect to the OrbView-4 satellite, net of payments received from ORBIMAGE and contract losses recognized. The company recovered $11.7 million of this amount through insurance proceeds, and the remaining $4.3 million is due from ORBIMAGE. Given ORBIMAGE’s current financial condition, there is no assurance that the company will be able to recover this amount. Accordingly, the company recorded a $4.3 million provision in selling, general and administrative expenses in the third quarter of 2001 to fully reserve the receivable from ORBIMAGE.

     Given the current uncertainty surrounding the outcome of the ongoing renegotiations of the Agreement in Principle and ORBIMAGE’s ability to make future payments to Orbital under the procurement agreement, Orbital recorded a $20.7 million charge to cost of goods sold in the fourth quarter of 2001. This charge included a full write-down of inventory related to the OrbView-3 satellite and launch vehicle in addition to an accrual for the expected remaining costs to complete this contract. The liabilities associated with the ORBIMAGE contract exceeded the related assets by $16.4 million and $9.4 million, as of December 31, 2001 and 2000, respectively (see Note 6).

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

     In 2001, ORBIMAGE entered into a new license agreement with MDA for exclusive U.S. RadarSat-2 imagery distribution rights. Under the new RadarSat-2 license agreement, two $5 million installments will be due from ORBIMAGE to MDA in 2002. If ORBIMAGE is unable to make these payments to MDA, Orbital has agreed to make such payments on its behalf in exchange for receivables from ORBIMAGE in an amount equal to the payments, to the extent that receivables are available. There can be no assurance that ORBIMAGE’s receivables will be collectible.

     The following summarizes ORBIMAGE’s balance sheets and statements of operations (in thousands):

	Balance Sheets

	December 31,
	2001	2000

Total current assets	$48,050	$5,599
Total assets	191,475	343,829
Total current liabilities	271,581	239,993
Total liabilities	271,622	246,963
Preferred stock	110,039	106,103
Total stockholders’ deficit	(190,186)	(9,237)

	Statements of Operations

	For the Years Ended December 31,
	2001	2000	1999

Revenues	$18,755	$24,123	$18,587
Net loss	(177,046)	(9,552)	(6,722)
Net losses available to common stockholders after considering preferred stock dividend	(180,982)	(24,092)	(19,796)

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

Inventory

     Inventories, net of allowances for obsolescence, consisted of the following (in thousands):

	December 31,

	2001	2000

Components and raw materials	$10,622	$17,609
Work-in-process	12,395	20,018
Allowance for inventory obsolescence	(1,390)	(3,400)

Total	$21,627	$34,227

Receivables

     The components of receivables were as follows (in thousands):

	December 31,

	2001	2000

Billed and billable	$43,457	$49,095
Unbilled recoverable costs and accrued profit	78,445	53,134
Retainages due upon contract completion	5,668	4,351
Allowance for doubtful accounts	(2,032)	(20,108)

Total	$125,538	$86,472

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

     The accuracy and appropriateness of Orbital’s direct and indirect costs and expenses under its government contracts, and, therefore, its receivables recorded pursuant to such contracts, are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate governmental agencies. These agencies have the right to challenge Orbital’s direct and indirect costs charged to any such contract. Additionally, substantial portions of the payments to the company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.

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

Property, Plant and Equipment

     Property, plant and equipment consisted of the following (in thousands):

	December 31,

	2001	2000

Land	$4,061	$4,061
Buildings and leasehold improvements	35,204	31,510
Furniture, fixtures and equipment	123,647	126,089
Software, intellectual property and technical drawings	11,051	11,790
Accumulated depreciation and amortization	(85,168)	(79,362)

Total	$88,795	$94,088

     Interest expense totaling $1.8 million and $3.1 million was capitalized during 2000 and 1999, respectively, as part of the historical cost of buildings and equipment under construction. No interest was capitalized in 2001.

Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

	December 31,

	2001	2000

Payroll, payroll taxes and fringe benefits	$25,237	$20,379
Accrued subcontractor costs	6,159	5,460
Accrued losses on fixed-price contracts	23,470	25,096
Accrued litigation settlement	5,000	11,500
Other accrued expenses	21,899	14,088

Total	$81,765	$76,523

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

7. Debt Obligations

     The following table sets forth long-term obligations, excluding capital lease obligations (see Note 8) (in thousands):

	December 31,

	2001	2000

7.6% — 14.57% notes, principal and interest due monthly through 2004	$6,894	$11,102
15% note, interest due semi-annually, principal due in June 2001	—	6,666
Bank credit facility, interest due quarterly at the rate of LIBOR plus 3.75%	—	115,000
Convertible subordinated notes, interest at the rate of 5% due semi-annually, principal due in October 2002	100,000	100,000

	106,894	232,768
Less current portion	(103,244)	(125,875)

Long-term portion	$3,650	$106,893

     The 7.6% — 14.57% notes are collateralized by certain office, computer and test equipment and the company’s L-1011 aircraft. The 15% note was paid in full in 2001 using proceeds from the sale of MDA shares.

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

     In March 2002, Orbital entered into a new three-year primary credit facility with Foothill Capital Corporation as arranger and agent (“Foothill”). The facility includes (i) a $25 million term loan (the “Term Loan”) and (ii) a $35 million revolver (the “Revolver”), of which up to $30 million may be available for borrowing depending on a monthly borrowing base calculation that is determined according to Orbital’s billed and unbilled receivables. In the event that the company achieves certain financial performance levels based on cash and cash flow on or after September 30, 2002, the maximum available amount under the Revolver may be increased to $35 million. The Term Loan has an interest rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association (the “Prime Rate”) plus 6.00%, but not less than 11%. Borrowings under the Revolver accrue interest at a rate equal to the Prime Rate plus 2.25%, but not less than 7%. The loan agreement also provides for a letter of credit facility whereby up to $20 million of the amounts available for borrowing under the company’s Revolver may be used for the purpose of having letters of credit issued on Orbital’s behalf. The borrowings under the facility are collateralized by all of the company’s assets, including accounts receivable, intellectual property, inventory, equipment, real estate and other assets. The loan agreement generally prohibits the sale of assets, payment of cash dividends, the making of investments, and the incurrence of new debt. The loan agreement requires Orbital to achieve specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a quarterly basis and capital expenditure targets on an annual basis. Orbital is also required to maintain a minimum level of firm contract backlog and Orbital is required on a monthly basis to demonstrate that it is generally executing its major contracts within estimated cost parameters. The loan agreement also imposes restrictions on Orbital’s ability to refinance existing indebtedness (subject to certain exceptions) and, accordingly, Foothill’s consent may be required in order to refinance Orbital’s convertible notes.

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

     The fair value of Orbital’s convertible subordinated notes at December 31, 2001 and 2000 was estimated at approximately $73.6 million and $45.5 million, respectively. Fair value estimates are based on quoted market prices or on current rates offered for debt of similar remaining maturities. The carrying amounts of the other outstanding debt approximate their fair values. Scheduled maturities of long-term debt for each of the years in the five-year period ending December 31, 2006 are $103.2 million, $1.5 million, $1.6 million, $0.6 million and zero, respectively.

8. Commitments and Contingencies

Leases

     Aggregate minimum rental commitments under non-cancellable operating and capital leases (primarily for office space and equipment) at December 31, 2001 were as follows (in thousands):

	Operating	Capital

2002	$13,698	$559
2003	13,539	436
2004	13,488	350
2005	11,833	206
2006	10,786	69
2007 and thereafter	75,502	49

	$138,846	1,669

Less interest		(188)
Less current portion		(466)

Long-term portion		$1,015

     Rent expense for 2001, 2000 and 1999 was approximately $13.3 million, $11.2 million and $8.8 million, respectively.

Litigation

     The company is party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company’s results of operations or financial condition.

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

Contingencies

     During the second quarter of 2000, Orbital agreed to temporarily refund $20 million to ORBIMAGE in January 2001 from amounts previously paid by ORBIMAGE under its procurement agreement with Orbital, provided, however, that such obligation would be terminated if Orbital were to successfully broker a renegotiation of ORBIMAGE’s then existing license agreement for worldwide RadarSat-2 satellite distribution rights with MDA by January 2001. The then existing RadarSat-2 license agreement was terminated in February 2001 and replaced by a new agreement between MDA and ORBIMAGE for exclusive U.S. RadarSat-2 distribution rights. Orbital believes that as a result, its obligation to temporarily refund $20 million was extinguished. ORBIMAGE has notified Orbital of its position that, notwithstanding the renegotiation of the license agreement, the $20 million refund is now due and payable. Orbital disputes that position.

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

     In 2001, ORBIMAGE entered into a new license agreement with MDA for exclusive U.S. RadarSat-2 imagery distribution rights. Under the new RadarSat-2 license agreement, two $5 million installments will be due from ORBIMAGE to MDA in 2002. If ORBIMAGE is unable to make these payments to MDA, Orbital has agreed to make such payments on its behalf in exchange for receivables from ORBIMAGE in an amount equal to the payments, to the extent that receivables are available. There can be no assurance that ORBIMAGE’s receivables will be collectible.

9. Income Taxes

     There were no current or deferred income tax provisions or benefits for 2001 and 1999. The entire provision for income taxes in 2000 consisted of a provision to fully reserve net deferred tax assets. The income tax provisions from continuing operations were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

	Years Ended December 31,

	2001	2000	1999

U.S. Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Changes in valuation allowance	29.0	31.6	26.4
Investments in affiliates and minority interests in net assets of consolidated subsidiaries	7.3	0.9	(1.3)
Intangible amortization	2.2	0.7	1.5
Other, net	(3.5)	5.1	8.4

Effective rate	0.0%	3.3%	0.0%

     The tax effects of significant temporary differences were as follows (in thousands):

	December 31,

	2001	2000

Tax Assets:
U.S. Federal and state net operating loss carryforward	$166,752	$168,277
Other accruals, credits and reserves	43,612	62,497
U.S. Federal and foreign tax credit carryforward	2,998	2,998
Intangible assets	5,738	6,029

	219,100	239,801
Valuation allowance	(202,734)	(214,063)

Tax assets, net	$16,366	$25,738

Tax Liabilities:
Excess deductions for tax reporting purposes	$8,379	$13,568
Excess tax depreciation	4,153	4,027
Investments in subsidiaries/affiliates	529	5,441
Percentage-of-completion accounting	3,305	2,702

Tax liabilities	$16,366	$25,738

     At December 31, 2001, the company had U.S. federal net operating loss carryforwards (portions of which expire beginning in 2004) of approximately $432.4 million, and U.S. research and experimental tax credit carryforwards of approximately $3.0 million. Such net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions. The valuation allowance was reduced primarily due to the company recognizing a net gain on its discontinued operations. The valuation allowance has been adjusted to eliminate net deferred tax assets due to management’s assessment of anticipated future taxable income.

10. Common Stock and Stock Option Plans

     In August 2001, the company issued warrants in connection with the settlement of a class action lawsuit (see Note 3). The warrants are exercisable for up to 4,631,121 shares of the company’s common stock at an exercise price of $4.82 per share, for a period of three years from the date of their issuance. None of these warrants had been exercised as of December 31, 2001.

     In January 2000, the company issued 100,000 warrants to the banks that were party to the company’s then primary credit facility. Each warrant is exercisable for one share of the company’s common stock at an exercise price of $0.01 per share, for a period of five years from the date of their issuance. As of December 31, 2001, 14,500 of these warrants had been exercised.

     In October 1998, the company adopted a stockholder rights plan in which preferred stock purchase rights were granted as a dividend at the rate of one right for each share of common stock to stockholders of record on November 13, 1998. The plan is designed to deter coercive or unfair takeover tactics. The rights become exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of Orbital’s common stock, or announces a tender or exchange offer that would result in its ownership of 15% or more of the company’s common stock. The rights are generally redeemable by Orbital’s Board of Directors at a redemption price of $0.005 per right and expire on October 31, 2008.

     In 1999, the company adopted an Employee Stock Purchase Plan (“ESPP”) for employees of the company. The ESPP has semi-annual offering periods beginning on January 1 and July 1 and allows employees to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of the offering period. During 2001 and 2000, eligible employees purchased 1 million shares of Orbital’s common stock under the ESPP. Orbital is seeking shareholder approval to add an additional 2 million shares of Orbital’s common stock to the ESPP.

     As of December 31, 2001, the company’s 1997 Stock Option and Incentive Plan, as amended (the “1997 Plan”), provided for awards of up to 8.6 million incentive or non-qualified stock options and shares of restricted stock to employees, directors, consultants and advisors of the company and its subsidiaries. Under the terms of the 1997 Plan, options may not be issued at less than 100% of the fair market value of the company’s common stock on the date of grant. Options under the 1997 Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant. Options granted in April 2001 were vested one-third immediately, with the remaining two-thirds vesting in equal increments over two years. Options granted in December 2001 vest in one-half increments over two years. Options expire no more than ten years following the grant date. The 1997 Plan provides for automatic grants of non-qualified stock options to nonemployee directors of the company. The company also has options outstanding that were issued pursuant to two predecessor plans to the 1997 Plan.

     The following two tables summarize information regarding the company’s stock options for the last three years:

			Weighted
			Average	Outstanding
	Number of	Option Price	Exercise	and
Orbital Options	Shares	Per Share	Price	Exercisable

Outstanding at December 31, 1998	4,443,556	$3.51-$38.44	$21.09	1,548,218
Granted	2,070,400	12.50-43.31	25.88
Exercised	(218,346)	3.51-24.00	13.50
Cancelled or expired	(282,888)	3.51-38.44	23.17

Outstanding at December 31, 1999	6,012,722	3.51-43.31	22.66	2,602,819
Granted	1,746,033	8.00-36.50	12.34
Exercised	(17,587)	3.51-12.25	6.74
Cancelled or expired	(766,167)	3.51-40.00	24.94

Outstanding at December 31, 2000	6,975,001	3.51-43.31	19.86	4,409,970
Granted	3,138,499	1.30-4.30	3.75
Exercised	—	—	—
Cancelled or expired	(1,997,120)	3.51-36.50	24.94

Outstanding at December 31, 2001	8,116,380	$1.30-$43.31	$14.03	4,753,881

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at Dec. 31, 2001	Contractual Life	Exercise Price	At Dec. 31, 2001	Exercise Price

$ 1.30-$4.00	2,976,014	9.58	$3.73	573,685	$4.00
4.17 -17.88	2,705,875	6.28	13.29	2,106,317	13.83
18.13 -43.31	2,434,491	6.66	27.46	2,073,879	27.24

$1.30-$43.31	8,116,380	7.61	$14.03	4,753,881	$18.49

11. Stock-Based Compensation

     The company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 to the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted average fair value per share of stock options granted. This information and the assumptions used for 2001, 2000 and 1999 is summarized as follows:

	2001	2000	1999

Additional shares available at December 31	1,192,999	969,012	277,085
Volatility	82%	59%	58%
Risk-free interest rate	4.1%	6.3%	5.4%
Weighted average fair value per share at grant date	$3.75	$12.34	$25.88

The assumed expected dividend yield was zero for all years. The assumed average expected life of options was 4.5 years.

     Had the company determined compensation expense in accordance with the provisions of SFAS No. 123, based on the calculated fair value of stock options at the grant date, the company’s net income (loss) and net income (loss) per common and dilutive share would have been $12.8 million and $0.33, respectively, for the year ended December 31, 2001; ($296.2) million and ($7.90), respectively, for the year ended December 31, 2000; and ($141.4) million and ($3.78), respectively, for the year ended December 31, 1999. Net income (loss) and net income (loss) per common and dilutive share includes compensation expense related to stock option plans of discontinued operations. Pro forma net income (loss) reflects only options granted in 2001, 2000 and 1999 and, therefore, may not be representative of the effects for future periods.

     The company issued 200,000, 50,000 and 200,000 stock appreciation rights in 2001, 2000 and 1999, respectively. The rights granted in 1999 expired in 2001. These rights expire in 2002. Payment is dependent on appreciation of the company’s common stock over the vesting period. The company’s stock has not appreciated above the targeted level and, accordingly, no compensation expense has been recorded for these stock appreciation rights.

12. Supplemental Disclosures

Defined Contribution Plan

     At December 31, 2001, the company had a defined contribution plan (the “Plan”) generally covering all full-time employees. Company contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors, and were $6.1 million, $5.0 million and $5.1 million during 2001, 2000 and 1999, respectively. The company’s 2001 contributions consisted of 1.4 million shares of company common stock, which employees are permitted to exchange into other investment alternatives. In addition, the company has a deferred compensation plan for senior managers and executive officers. At December 31, 2001 and 2000, liabilities related to this plan totaling $4.8 million and $6.1 million, respectively, were included in accrued expenses. The liability amounts are based on the market value of the investments elected by the plan participants.

Cash Flows

     Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Interest paid	$20,734	$23,591	$18,458
Income taxes paid, net of refunds	—	7,981	2,257

13. Summary Selected Quarterly Financial Data (Unaudited)

     The company reclassified its 2001 and 2000 quarterly consolidated statements of operations to reflect Fairchild, Sensors and MDA as discontinued operations (Magellan and NavSol were reflected as discontinued operations in 2000). The following is a summary of selected quarterly financial data for the previous two years (in thousands, except share data):

	Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

2001
Revenues	$94,889	$108,489	$91,008	$120,863
Gross profit	10,647	6,598	12,192	(1,621)
Income (loss) from operations	(4,513)	(8,491)	(16,920)	(23,049)
Income (loss) from continuing operations	(22,692)	(25,137)	(16,278)	(31,507)
Income (loss) from discontinued operations	1,125	91,709	21,895	(164)
Income (loss) per common and dilutive share, continuing operations	(0.60)	(0.66)	(0.42)	(0.80)
Income (loss) per common and dilutive share, discontinued operations	0.03	2.41	0.57	0.00
2000
Revenues	$113,721	$118,864	$80,073	$66,881
Gross profit	17,314	10,312	(4,900)	(22,691)
Income (loss) from operations	1,323	(20,822)	(82,660)	(63,305)
Income (loss) from continuing operations	(24,295)	(46,258)	(152,025)	(90,884)
Income (loss) from discontinued operations	116	1,783	30,703	2,670
Income (loss) per common and dilutive share, continuing operations	(0.65)	(1.24)	(4.05)	(2.42)
Income (loss) per common and dilutive share, discontinued operations	—	0.05	0.82	0.07

14. Subsequent Events

Goodwill

     The company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. During the third quarter of 2002, the company completed its assessment of goodwill impairment and as a result recorded an impairment loss in its electronic systems segment as a January 1, 2002 cumulative effect of a change in accounting of $13.8 million.

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following table adjusts the reported loss from continuing operations for the years ended December 31, 2001, 2000 and 1999 and the related basic and diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Reported loss from continuing operations	$(95,614)	$(313,462)	$(184,280)
Goodwill amortization	6,021	5,739	6,075

Adjusted loss from continuing operations	$(89,593)	$(307,723)	$(178,205)

Reported loss per share from continuing operations	$(2.49)	$(8.36)	$(4.94)
Goodwill amortization	0.16	0.15	0.16

Adjusted loss per share from continuing operations	$(2.33)	$(8.21)	$(4.78)

Debt Obligations

     On August 22, 2002, Orbital closed the private sale under Rule 144A of the Securities Act of 1933, as amended, of $135.0 million of 12% second priority secured notes due in 2006 (the “Notes”) and 135,000 warrants to purchase approximately 16.5 million shares of common stock, with an exercise price of $3.86 per share. Orbital used the

$122.4 million net proceeds from the offering, together with available cash, to repay the $100.0 million subordinated convertible notes due on October 1, 2002, and to prepay the $25.0 million Term Loan described in Note 7. Interest on the $135.0 million notes is payable semi-annually each February 15 and August 15. The Notes are subordinated in right of payment to the company’s existing and future senior indebtedness, including indebtedness under the $35.0 million Revolver described in Note 7.

     Both the Revolver and the indenture governing the Notes contain covenants limiting the company’s ability to, among other things, incur more debt, pay dividends, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others, dispose of assets, or create liens on assets, with certain exceptions. In addition, the Revolver contains financial covenants with respect to maintenance of earnings before interest expense, tax, depreciation and amortization (EBITDA), backlog, capital expenditures, and cash.

     Orbital’s 100% owned subsidiary, Orbital International, Inc., has unconditionally guaranteed the Notes. Orbital International, Inc. had no independent assets or operations during the three years ended December 31, 2001 and the nine months ended September 30, 2002.

ORBIMAGE

     On April 5, 2002, ORBIMAGE filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. ORBIMAGE filed its plan of reorganization on November 1, 2002. However, the plan of reorganization has not yet been confirmed.

     On June 19, 2002, the Official Committee of Unsecured Creditors (the “Creditors Committee”) appointed in the bankruptcy proceeding filed a motion in the U.S. Bankruptcy Court for authority to conduct discovery against Orbital under Federal Rules of Bankruptcy Procedure 2004. The stated purpose of the Creditors Committee in seeking such discovery is to investigate the details of ORBIMAGE’s relationship and transactions with Orbital in order to reveal whether claims are warranted against the company or certain of its directors, officers and former officers on theories that might include, among others, wrongful control and domination, breach of fiduciary duty, breach of contract, fraud and misrepresentation.

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

Item 14. Controls and Procedures

     Not applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report:

     1.     Financial Statements. The following financial statements, together with the report of PricewaterhouseCoopers LLP are filed as a part of this report:

A.	Reports of Independent Auditors

B.	Consolidated Statements of Operations

C.	Consolidated Balance Sheets

D.	Consolidated Statements of Stockholders’ Equity

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

          Reports of Independent Accountants on Financial Statement Schedule

          Schedule II — Valuation and Qualifying Accounts

     The financial statements of Orbital Imaging Corporation were previously filed with the Form 10-K as Exhibit 99.1. Certain financial statements of ORBCOMM Global, L.P. and Orbital Communications Corporation were incorporated by reference therein as Exhibit 99.2 and Exhibit 99.3, respectively.

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

Dated: November 20, 2002		ORBITAL SCIENCES CORPORATION

	By:	/s/ David W. Thompson

David W. Thompson Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

     I, David W. Thompson, the Chairman and Chief Executive Officer of Orbital Sciences Corporation (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K/A of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 20, 2002	/s/ David W. Thompson David W. Thompson Chairman and Chief Executive Officer

     I, Garrett E. Pierce, the Vice Chairman and Chief Financial Officer of Orbital Sciences Corporation (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K/A of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 20, 2002	/s/ Garrett E. Pierce Garrett E. Pierce Vice Chairman and Chief Financial Officer

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of Orbital Sciences Corporation

     Our audit of the consolidated financial statements referred to in our report dated March 7, 2002, except as to Notes 1A and 14, which are as of August 22, 2002, appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule as of and for the years ended December 31, 2001, 2000 and 1999 listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
McLean, VA
March 7, 2002, except as to Notes 1A and 14,
     which are as of August 22, 2002

ORBITAL SCIENCES CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In thousands)

		Additions

		Charged to	Charged/		Balance
	Balance at Start of	Costs and	Credited to Other		At End of
Description	Period	Expenses	Accounts	Deductions(1)	Period(2)

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts	$21,570	$3,733	$—	$(6,383)	$18,920
Allowance for obsolete inventory	8,215	7,969	—	(1,704)	14,480
Allowance for unrecoverable investments	4,338	—	—	(4,338)	—
Deferred income tax valuation reserve	94,185	56,659	—	—	150,844
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts	18,920	10,362	—	(4,112)	25,170
Allowance for obsolete inventory	14,480	281	—	(1,970)	12,791
Deferred income tax valuation reserve	150,844	63,219	—	—	214,063
YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts	25,170	437	—	(23,575)	2,032
Allowance for obsolete inventory	12,791	—	—	(11,401)	1,390
Deferred income tax valuation reserve	214,063	—	—	(11,329)	202,734

(1)	Deductions relate primarily to accounts written off and, in 2001, to discontinued operations (see Note 2 below).

(2)	Schedule II includes amounts for the company’s Magellan, MDA and Sensors business units, which are reported as discontinued operations in the accompanying financial statements. Magellan, MDA and Sensors balances have been netted against non-current liabilities of discontinued operations as of December 31, 2000 in the 2001 financial statements, but have been provided in the appropriate allowance accounts for purposes of this schedule. The reconciliation of the December 31, 2000 balances in this Schedule II to the allowance balances per Note 6 in the accompanying consolidated financial statements is as follows (in thousands):

Allowance for doubtful accounts in Schedule II	$25,170
Less amounts for discontinued operations:
Magellan	(2,543)
MDA	(2,469)
Sensors	(50)

Allowance for doubtful accounts in Note 6 in the accompanying consolidated financial statements	$20,108

Allowance for obsolete inventory in Schedule II	$12,791
Less amounts for discontinued operations:
Magellan	(7,296)
MDA	(438)
Sensors	(1,657)

Allowance for obsolete inventory in Note 6 in the accompanying consolidated financial statements	$3,400

EXHIBIT INDEX

     The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).
3.2	By-Laws of Orbital Sciences Corporation, as amended on July 27, 1995 (incorporated by reference to Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Report on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Indenture, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 27, 2002).

4.3	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as warrant agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 27, 2002).

4.4	Form of 12% Second Priority Secured Note due 2006 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 27, 2002).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 27, 2002).
4.6	Rights Agreement dated as of October 22, 1998 between the company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).
10.1	Loan and Security Agreement by and among Orbital Sciences Corporation, the lenders that are signatories hereto and Foothill Capital Corporation, as the Arranger and Agent dated March 1, 2002 (previously filed)

10.2	Promissory Note dated June 27, 1997 from the company payable to the order of General Electric Capital Corporation (“GECC”) (incorporated by reference to Exhibit 10.19 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.3	Aircraft Security Agreement dated as of June 27, 1997 from the company to GECC (incorporated by reference to Exhibit 10.20 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.4	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated May 18, 1999. (previously filed).
10.5	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated April 5, 1999 (previously filed).
10.6	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated December 1, 1999 (previously filed).
10.7	Office Lease, dated July 17, 1992, between S.C. Realty, Inc. and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 1, 1992).

10.8	Sale/Leaseback Agreement, dated September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990).

10.9	First Amendment to Sale/Leaseback Agreement, dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company’s annual Report on Form 100-K for the year ended December 31, 1991)

10.10	Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.11	Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.12	Orbital Sciences Corporation 1995 Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*
10.13	Performance Share Agreement dated May 18, 2001 between the company and Mr. D. W. Thompson (previously filed).*
10.14	Performance Share Agreement between the company and James R. Thompson dated May 18, 2001 (previously filed).*
10.15	Performance Share Agreement between the company and Garrett E. Pierce dated May 18, 2001 (previously filed).*

10.16	Executive Employment Agreement dated as of August 9, 2000 by and between the company and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000).*

10.17	Executive Employment and Change of Control Agreement dated as of August 9, 2000 by and between the company and Garrett E. Pierce (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000).*

10.18	Amended and Restated Orbital Sciences Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.19	Form of 1998 Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10.20	Form of 1998 Executive Employment Agreement (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10.21	Agreement and Plan of Merger, dated as of May 25, 2001, by and among the company, Magellan Corporation, Thales North America, Inc. and Thomson—CSF Electronics, Inc. (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 filed on August 14, 2001).

10.22	Purchase Agreement, dated as of May 25, 2001, by and among the company, Orbital Navigation Corporation and Thales North America, Inc. (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 filed on August 14, 2001).

10.23	Purchase Agreement between Orbital Sciences Corporation and Orbital Imaging Corporation dated February 9, 2001 (previously filed).
10.24	Notes Registration Rights Agreement, dated as of August 22, 2002, by and among Orbital Sciences Corporation, on the one hand, and Jefferies/Quarterdeck, LLC and Jefferies & Company, Inc., on the other (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 27, 2002).

10.25	Warrant Registration Rights Agreement, dated as of August 22, 2002, by and among Orbital Sciences Corporation, on the one hand, and Jefferies/Quarterdeck, LLC and Jefferies & Company, Inc., on the other (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 27, 2002).

10.26	Pledge and Security Agreement, dated as of August 22, 2002, by and among Orbital Sciences Corporation, Orbital International, Inc. and U.S. Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 27, 2002).

21	Subsidiaries of the Company (previously filed).
23.1	Consent of PricewaterhouseCoopers LLP (transmitted herewith)

99.1	Financial Statements of Orbital Imaging Corporation (previously filed).
99.2	Financial Statements of ORBCOMM Global, L.P. (incorporated by reference from the Financial Statements of ORBCOMM Global L.P. for the years ended December 31, 2000 and December 31, 1999 filed as part of Exhibit 99.2 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

99.3	Financial Statements of Orbital Communication Corporation for the year ended December 31, 1999 (incorporated by reference from Exhibit 99.3 to the company’s Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2000).

99.4	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
99.5	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith)

The consent of Arthur Andersen LLP, the former independent public accountants for the registrant’s former subsidiary, ORBCOMM Global, L.P. as of December 31, 2000 and 1999 and for the years then ended, and the registrant’s subsidiary, Orbital Communications Corporation, as of December 31, 1999 and for the year then ended, could not be obtained after reasonable efforts and, accordingly, is being omitted pursuant to Rule 437a promulgated under the Securities Act of 1933, as amended. The absence of a consent from Arthur Andersen may limit recovery by investors on certain claims. In particular, and without limitation, investors will not be able to assert claims against Arthur Andersen under Section 11 of the Securities Act. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen’s provision of auditing and other services to us) may be limited as a practical matter due to the recent events surrounding that firm.

*	Management Contract or Compensatory Plan or Arrangement.