Form 10-K/A
period 2001-12-31
ORBITAL SCIENCES CORP /DE/
filed 2003-02-21
CIK 820736

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                               AMENDMENT NO. 2 TO
                                ANNUAL REPORT ON
                                   FORM 10-K/A

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



================================================================================

                                TABLE OF CONTENTS

   ITEM                                                                                           PAGE
   ----                                                                                           ----
                    PART II
Item 6.             Selected Financial Data.................................................        2
Item 8.             Financial Statements and Supplementary Data.............................        4

                    PART IV
Item 15.            Exhibits, Financial Statement Schedules and Reports on Form 8-K.........       35

                                 ---------------

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital is a trademark of Orbital Sciences Corporation; and OrbView and ORBIMAGE are registered service marks of Orbital Imaging Corporation.

    Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data of the company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from the company's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K/A. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2001 consolidated financial statements.

                                                                                  YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                          2001 (1)        2000 (2)        1999 (3)        1998 (4)       1997 (4)
                                                        ------------    ------------    ------------    ------------   ------------
                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)

OPERATING DATA:
  Revenues ..........................................   $    415,249    $    379,539    $    459,700    $    422,117   $    312,332
  Costs of goods sold ...............................        387,433         379,504         437,409         327,756        242,373
                                                        ------------    ------------    ------------    ------------   ------------
  Gross profit ......................................         27,816              35          22,291          94,361         69,959
  Operating expenses ................................         80,789         165,499          95,849          72,577         69,095
                                                        ------------    ------------    ------------    ------------   ------------
  Income (loss) from operations .....................        (52,973)       (165,464)        (73,558)         21,784            864
  Allocated share of losses of affiliates ...........        (26,495)       (119,183)        (97,008)        (76,815)       (25,094)
  Other income (expense), net .......................        (16,146)        (18,929)        (13,714)            431         23,017
                                                        ------------    ------------    ------------    ------------   ------------
  Income (loss) before provision for income taxes and
    discontinued operations .........................        (95,614)       (303,576)       (184,280)        (54,600)        (1,213)
  (Provision) benefit for income taxes ..............             --          (9,886)             --           1,127        (10,894)
                                                        ------------    ------------    ------------    ------------   ------------
  Income (loss) from continuing operations ..........        (95,614)       (313,462)       (184,280)        (53,473)       (12,107)
  Income (loss) from discontinued operations ........        114,565          35,272          62,343          (3,079)           702
                                                        ------------    ------------    ------------    ------------   ------------
  Net income (loss) .................................   $     18,951    $   (278,190)   $   (121,937)   $    (56,552)  $    (11,405)
                                                        ============    ============    ============    ============   ============
INCOME (LOSS) PER COMMON SHARE (5):
  Income (loss) from continuing operations ..........   $      (2.49)   $      (8.36)   $      (4.94)   $      (1.50)  $      (0.37)
  Income (loss) from discontinued operations ........           2.98            0.94            1.67           (0.09)          0.02
                                                        ------------    ------------    ------------    ------------   ------------
  Net income (loss) .................................   $       0.49    $      (7.42)   $      (3.27)   $      (1.59)  $      (0.35)
                                                        ============    ============    ============    ============   ============
  Shares used in computing per share amounts ........     38,424,363      37,467,520      37,281,065      35,624,888     32,283,138
STATEMENT OF CASH FLOW DATA:
  Cash flows from operating activities ..............   $    (80,989)   $     35,585    $     27,156    $     10,775   $     12,830
  Cash flows from investing activities ..............        236,980          42,675         (97,029)       (160,836)      (141,128)
  Cash flows from financing activities ..............       (137,852)        (86,565)        123,254         171,611        141,739
BALANCE SHEET DATA:
  Cash, restricted cash and short-term
      Investments ...................................   $     74,030    $     52,049    $     77,099    $      7,922   $      8,735
  Net working capital ...............................        (63,384)       (160,963)        (39,032)         24,038         53,298
  Total assets ......................................        432,734         516,213         855,991         782,643        669,634
  Short-term borrowings .............................        103,710         134,431          85,397          24,588         28,233
  Long-term obligations, net ........................          4,665         108,291         235,454         176,522        196,475
  Stockholders' equity ..............................         94,285          44,151         306,792         419,352        313,984


------------
(1) Revenue, gross profit and operating income include a $13.0 million favorable adjustment as a result of a contract settlement reached with a customer in connection with a contract that was terminated in March 2001. Operating income was negatively impacted by $5.4 million of litigation-related settlement charges and was favorably impacted by the $3.4 million reversal of a provision for uncollectible receivables recorded in 2000 related to the above-mentioned contract that was ultimately terminated in March 2001.

(2) Operating income was negatively impacted by the following: (i) a $53.7 million provision to write down

    ORBCOMM-related receivables and inventory; (ii) a $15.9 million asset impairment charge and a $3.4 million provision for uncollectible receivables related to a contract ultimately terminated in March 2001; and (iii) an $11.5 million charge in connection with the settlement of a class-action lawsuit against the company.


(3) Operating income was negatively impacted by a $15.2 million asset impairment charge.

(4) No significant nonrecurring or unusual items.

(5) Income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods. Income (loss) per common share, assuming dilution, is calculated using the weighted average number of shares and dilutive equivalent shares outstanding during the periods, plus the dilutive effect of an assumed conversion of our convertible subordinated notes. Per share amounts assuming dilution for 1997 through 2001 are the same as the per share amounts shown in this table.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
Reports of Independent Accountants......................................          5
Consolidated Statements of Operations...................................          8
Consolidated Balance Sheets.............................................          9
Consolidated Statements of Stockholders' Equity.........................         10
Consolidated Statements of Cash Flows...................................         11
Notes to Consolidated Financial Statements..............................         12

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

        Our original report dated March 7, 2002 contained a paragraph referring to the company's recurring losses from operations, net working capital deficit and $100 million of subordinated convertible notes due on October 1, 2002. These matters raised substantial doubt about the company's ability to continue as a going concern. As described in Note 14, the company completed a refinancing on August 22, 2002. This event alleviates the substantial doubt regarding the company's ability to continue as a going concern. Accordingly, the paragraph referred to above has been removed.

/S/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
March 7, 2002, except as to Notes 1A and 14, which are as of August 22, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K/A) INTO ANY OF THE COMPANY'S REGISTRATION STATEMENTS.


                    Report of Independent Public Accountants


To ORBCOMM Global, L.P.:

We have audited the accompanying consolidated balance sheets of ORBCOMM Global, L.P. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Global, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and in February 2001, the Company filed a motion pursuant to the United States Bankruptcy Code to permit the sale of substantially all of its assets or alternatively the orderly liquidation of the Company. Management's plans in regard to these matters are also described in
Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

Vienna, VA
April 12, 2001

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K/A) INTO ANY OF THE COMPANY'S REGISTRATION STATEMENTS.


                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of Orbital Communications Corporation:

        We have audited the accompanying consolidated balance sheet of Orbital Communications Corporation (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Communications Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring net losses, has a net stockholders' deficiency, during 2000 wrote off substantially all of its investment in ORBCOMM Global, L.P. and was notified in April 2001 by certain creditors of ORBCOMM Global, L.P. of their demand for $170 million of amounts due and owing pursuant to guarantees made by the Company. Management's plans in regard to these matters are also described in Note 10. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP
Vienna, VA February 3, 2000 (except with respect to the matters discussed in Note 10, as to which the date is April 12, 2001)

                          ORBITAL SCIENCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                        --------------------------------
                                                                                 2001                2000                1999
                                                                                 ----                ----                ----

REVENUES ...............................................................     $    415,249        $    379,539        $    459,700
Costs of goods sold ....................................................          387,433             379,504             437,409
                                                                             ------------        ------------        ------------
GROSS PROFIT ...........................................................           27,816                  35              22,291
Research and development expenses ......................................            7,722              10,133              18,911
Selling, general and administrative expenses ...........................           61,626              68,503              55,646
Amortization of goodwill ...............................................            6,021               5,739               6,075
Provision for doubtful ORBCOMM accounts ................................               --              53,713                  --
Asset impairment charges ...............................................               --              15,911              15,217
Litigation-related settlements .........................................            5,420              11,500                  --
                                                                             ------------        ------------        ------------
LOSS FROM OPERATIONS ...................................................          (52,973)           (165,464)            (73,558)
Interest expense, net of amounts capitalized ...........................          (21,671)            (24,037)            (19,820)
Other income, net ......................................................            5,525               5,108               6,106
Allocated share of losses of affiliates ................................          (26,495)           (119,183)            (97,008)
                                                                             ------------        ------------        ------------

Loss before provision for income taxes and discontinued operations .....          (95,614)           (303,576)           (184,280)
Provision for income taxes .............................................               --              (9,886)                 --
                                                                             ------------        ------------        ------------
LOSS FROM CONTINUING OPERATIONS ........................................          (95,614)           (313,462)           (184,280)
Discontinued operations:
  Income (loss) from operations ........................................             (155)             (4,381)              3,733
  Gain on disposal .....................................................          114,720              39,653              58,610
                                                                             ------------        ------------        ------------
Income from discontinued operations ....................................          114,565              35,272              62,343
                                                                             ------------        ------------        ------------
NET INCOME (LOSS) ......................................................     $     18,951        $   (278,190)       $   (121,937)
                                                                             ============        ============        ============

Income (loss) per common and dilutive share:
  Loss from continuing operations ......................................     $      (2.49)       $      (8.36)       $      (4.94)
  Income from discontinued operations ..................................             2.98                0.94                1.67
                                                                             ------------        ------------        ------------
  Net income (loss) ....................................................     $       0.49        $      (7.42)       $      (3.27)
                                                                             ============        ============        ============

Shares used in computing per share amounts .............................       38,424,363          37,467,520          37,281,065
                                                                             ============        ============        ============

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        DECEMBER 31,
                                                                                 --------------------------
                                                                                    2001             2000
                                                                                    ----             ----
                              ASSETS

Current Assets:
  Cash and cash equivalents ..............................................       $  63,215        $  45,076
  Restricted cash and cash equivalents ...................................          10,815            6,973
  Receivables, net .......................................................         125,538           86,472
  Inventories, net .......................................................          21,627           34,227
  Other current assets ...................................................           3,403            5,167
                                                                                 ---------        ---------
          Total current assets ...........................................         224,598          177,915
                                                                                 ---------        ---------
Non-current assets of discontinued operations, net .......................              --          122,316
Property, plant and equipment, net .......................................          88,795           94,088
Goodwill, net ............................................................         109,088          114,597
Other non-current assets .................................................          10,253            7,297
                                                                                 ---------        ---------
           Total Assets ..................................................       $ 432,734        $ 516,213
                                                                                 =========        =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings and current portion of long-term obligations .....       $ 103,710        $ 134,431
  Accounts payable .......................................................          78,621           74,312
  Accrued expenses .......................................................          81,765           76,523
  Net current liabilities of discontinued operations .....................              --           10,236
  Deferred revenues ......................................................          23,886           43,376
                                                                                 ---------        ---------
          Total current liabilities ......................................         287,982          338,878
                                                                                 ---------        ---------
Long-term obligations, net of current portion ............................           4,665          108,291
Other non-current liabilities ............................................           5,216            3,387
Allocated losses of affiliate in excess of cost of investment ............          40,586           21,506

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock, par value $.01; 10,000,000 shares
     authorized, none outstanding ........................................              --               --
  Common Stock, par value $.01; 80,000,000 shares authorized,
     41,240,870 and 37,729,476 shares outstanding, respectively ..........             412              377
  Additional paid-in capital .............................................         539,458          515,462
  Accumulated other comprehensive loss ...................................              --           (7,152)
  Accumulated deficit ....................................................        (445,585)        (464,536)
                                                                                 ---------        ---------
          Total stockholders' equity .....................................          94,285           44,151
                                                                                 ---------        ---------
          Total Liabilities and Stockholders' Equity .....................       $ 432,734        $ 516,213
                                                                                 =========        =========

          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 ACCUMULATED
                                               COMMON STOCK         ADDITIONAL      OTHER          RETAINED
                                        ------------------------     PAID-IN    COMPREHENSIVE     EARNINGS
                                          SHARES        AMOUNT       CAPITAL    INCOME (LOSS)     (DEFICIT)        TOTAL
                                        ----------    ----------    ----------    ----------     ----------     ----------

Balance, December 31, 1998 .........    37,018,256    $      370    $  490,540    $   (7,149)    $  (64,409)    $  419,352

  Shares issued to employees
     and directors .................       382,558             4         7,383            --             --          7,387
  Comprehensive loss:
     Net loss ......................            --            --            --            --       (121,937)      (121,937)
     Translation adjustment ........            --            --            --         1,990             --          1,990
                                                                                                                ----------
  Total comprehensive loss .........            --            --            --                                    (119,947)
                                        ----------    ----------    ----------    ----------     ----------     ----------
Balance, December 31, 1999 .........    37,400,814           374       497,923        (5,159)      (186,346)       306,792
  Gain on investment in
     ORBCOMM .......................            --            --        15,367            --             --         15,367
  Shares issued to employees
     and directors .................       328,662             3         2,172            --             --          2,175
  Comprehensive loss:
     Net loss ......................            --            --            --            --       (278,190)      (278,190)
     Translation adjustment ........            --            --            --        (2,253)            --         (2,253)
     Unrealized gain on
        short-term investments .....            --            --            --           260             --            260
                                                                                                                ----------
  Total comprehensive loss .........            --            --            --                                    (280,183)
                                        ----------    ----------    ----------    ----------     ----------     ----------
Balance, December 31, 2000 .........    37,729,476           377       515,462        (7,152)      (464,536)        44,151
   Shares issued to employees,
     officers and directors ........     1,685,593            17         5,619            --             --          5,636

  Warrants issued for
     litigation settlement .........            --            --        11,500            --             --         11,500
   Shares issued to
     ORBCOMM and others ............     1,825,801            18         6,877            --             --          6,895
  Comprehensive income:
     Net income ....................            --            --            --            --         18,951         18,951
     Translation adjustment ........            --            --            --         7,487             --          7,487

     Unrealized gain on
        short-term investments .....            --            --            --          (335)            --           (335)
                                                                                                                ----------
  Total comprehensive income .......            --            --            --                                      26,103
                                        ----------    ----------    ----------    ----------     ----------     ----------
Balance, December 31, 2001 .........    41,240,870    $      412    $  539,458    $       --     $ (445,585)    $   94,285
                                        ==========    ==========    ==========    ==========     ==========     ==========


          See accompanying notes to consolidated financial statements.

                          ORBITAL SCIENCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------------------
                                                                                          2001             2000             1999
                                                                                       ---------        ---------        ---------

Cash Flows From Operating Activities:
    Loss from continuing operations ............................................       $ (95,614)       $(313,462)       $(184,280)
    Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
       Depreciation and amortization expense ...................................          22,707           22,503           21,115
       Amortization of prepaid financing costs .................................           3,472            5,048            1,782
       Allocated share of losses of affiliates .................................          26,495          119,183           97,008
       Stock contributions to defined contribution plan ........................           4,208               --               --
       Asset impairment charges ................................................              --           15,911           15,217
       Deferred income taxes ...................................................              --            9,886               --
       Provision for doubtful ORBCOMM accounts .................................              --           53,713               --
       Other ...................................................................             949           (1,094)          11,252
    Changes in assets and liabilities, net of divestitures and acquisitions:
       Receivables .............................................................         (39,500)          64,525          (18,054)
       Inventories .............................................................          12,600          (14,147)            (488)
       Other assets ............................................................          (9,353)           8,561          (19,871)
       Accounts payable and accrued expenses ...................................          18,613           35,038           40,493
       Deferred revenue ........................................................         (19,490)          (6,717)         (10,929)

       Other liabilities .......................................................           1,900            2,237            2,702
                                                                                       ---------        ---------        ---------
             Net cash provided by (used in) continuing operations ..............         (73,013)           1,185          (44,053)

             Net cash provided by (used in) discontinued operations ............          (7,976)          34,400           71,209
                                                                                       ---------        ---------        ---------
             Net cash provided by (used in) operating activities ...............         (80,989)          35,585           27,156
                                                                                       ---------        ---------        ---------
Cash Flows From Investing Activities:
    Capital expenditures .......................................................         (11,369)         (24,883)         (35,868)
    Net proceeds from sales of subsidiary equity and assets ....................         244,863          115,605           73,432
    Sales and maturities of available-for-sale investment securities ...........              --            6,585            2,500

    Investments in and advances to affiliates ..................................              --             (595)         (63,560)
                                                                                       ---------        ---------        ---------
      Net cash provided by (used in) continuing operations .....................         233,494           96,712          (23,496)
      Net cash provided by (used in) discontinued operations ...................           3,486          (54,037)         (73,533)
                                                                                       ---------        ---------        ---------
      Net cash provided by (used in) investing activities ......................         236,980           42,675          (97,029)
                                                                                       ---------        ---------        ---------
Cash Flows From Financing Activities:
    Short-term borrowings, net of (repayments) .................................          (8,145)           1,800              338
    Principal payments on long-term obligations ................................        (156,273)         (82,014)        (121,942)
    Net proceeds from issuances of long-term obligations .......................          30,000               --          241,342
    Net proceeds from issuances of common stock ................................           1,016            2,176            7,387

    Repayments to joint venture partner ........................................              --          (28,418)              --
                                                                                       ---------        ---------        ---------
          Net cash provided by (used in) continuing operations .................        (133,402)        (106,456)         127,125

          Net cash provided by (used in) discontinued operations ...............          (4,450)          19,891           (3,871)
                                                                                       ---------        ---------        ---------
          Net cash provided by (used in) financing activities ..................        (137,852)         (86,565)         123,254
                                                                                       ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents ...........................          18,139           (8,305)          53,381

Cash and cash equivalents, beginning of period .................................          45,076           53,381               --
                                                                                       ---------        ---------        ---------
Cash and cash equivalents, end of period .......................................       $  63,215        $  45,076        $  53,381
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

Buildings...................................     18 to 20 years
Machinery, equipment, software and
    intellectual property...................     3 to 12 years
Leasehold improvements......................     Shorter of estimated useful life or lease term

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

        The assets and liabilities of discontinued operations and the related results of operations have been reclassified for all periods presented. The carrying values of assets and liabilities of discontinued operations at December 31, 2000 were as follows (in thousands):

                                                     MAGELLAN
                                                    AND NAVSOL          MDA            SENSORS          TOTAL
                                                    ----------       ---------        ---------       ---------

Current assets (liabilities), net ............       $   9,212       $ (25,097)       $   5,649       $ (10,236)
                                                     ---------       ---------        ---------       ---------
Non-current assets, net:

  Investments in affiliates ..................          20,312           2,327               --          22,639
  Property, plant and equipment, net .........           5,692          33,396            1,229          40,317
  Goodwill and other, net ....................          27,971          29,127            2,262          59,360
                                                     ---------       ---------        ---------       ---------
     Net non-current assets ..................          53,975          64,850            3,491         122,316
                                                     ---------       ---------        ---------       ---------
     Net assets of discontinued operations ...       $  63,187       $  39,753        $   9,140       $ 112,080
                                                     =========       =========        =========       =========

        The following summarizes the operating results of discontinued operations (in thousands):

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                               -------------------------------------------
                                                  2001             2000             1999
                                               ---------        ---------        ---------

Revenues:
   Magellan and NavSol .................       $  43,900        $  97,311        $ 108,539
   MDA .................................         120,142          253,230          199,792
   Sensors and Fairchild ...............          23,603           92,900          106,880
                                               ---------        ---------        ---------
                                               $ 187,645        $ 443,441        $ 415,211
                                               =========        =========        =========
Income (loss) from operations:
   Magellan and NavSol .................       $  (3,166)       $ (16,913)       $ (16,808)
   MDA .................................           2,218            3,205            9,681
   Sensors and Fairchild ...............             793            9,327           10,860
                                               ---------        ---------        ---------
                                                    (155)          (4,381)           3,733
                                               ---------        ---------        ---------
Gain (loss) on disposal:
   Magellan and NavSol .................          (4,206)         (33,053)              --
   MDA .................................         111,340           30,724           58,610
   Sensors and Fairchild ...............           7,586           41,982               --
                                               ---------        ---------        ---------
                                                 114,720           39,653           58,610
                                               ---------        ---------        ---------
Income from discontinued operations ....       $ 114,565        $  35,272        $  62,343
                                               =========        =========        =========

3. SPECIAL GAINS AND CHARGES

        During 2001, 2000 and 1999, the company recorded the following special gains and charges:

        In the third and fourth quarters of 2001, the company agreed to settle several disputes that were the subject of arbitration proceedings. The company recorded charges totaling $5.4 million in 2001 for these litigation-related settlements.

        In 1996, Orbital began developing, constructing and testing several X-34 reusable rocketplanes under a contract with the National Aeronautics and Space Administration ("NASA"). NASA terminated this contract for convenience in March 2001. At that time, due to the uncertainties related to recovering uncompensated costs from NASA, the company determined that its estimated future cash flows from X-34-related property, plant and equipment would not be sufficient to recover the recorded cost. The X-34 rocketplane was intended to be launched multiple times from the fuselage of the Company's L-1011 airplane which was modified to install unique equipment to accommodate the X-34 aircraft. The Company had contemplated that it would recover the costs of such modifications through indirect rate charges to this contract and future X-34 flights benefiting from these modifications. The net book value of these modifications in addition to other support equipment acquired for this contract was $15.9 million as of December 31, 1999. Upon NASA's cancellation of the X-34 program, Orbital determined that future cash flows would be insufficient to support recoverability of L-1011 modifications. Further, the Company believed that it would ultimately be unsuccessful in recovering any such costs in a termination settlement with NASA and that the L-1011 modifications and support equipment had no alternative use to the company. Accordingly, in the fourth quarter of 2000, the company recorded an asset impairment charge of $15.9 million to write down these assets.

        Until Orbital received notice of the contract termination, the company had recorded revenue and receivables (but no profit) attributable to unpriced change orders related to this contract in accordance with Statement of Position 81-1, paragraph 62. After the company received notice of the contract termination, disputes arose with NASA, including disagreements regarding these change orders. Consequently, Orbital assessed that it was probable that the company would ultimately be unsuccessful in collecting the receivables attributable to the unpriced change orders. Accordingly, in the fourth quarter of 2000, the company recorded a $3.4 million provision for these potentially uncollectible receivables that was reported as "selling, general and administrative expenses."

        In August 2001 as a result of ongoing settlement negotiations with NASA and prior to the issuance of the financial statements for the second quarter of 2001, Orbital received a $10.0 million provisional settlement payment from NASA and the company reversed the previously recorded $3.4 million provision for uncollectible receivables in the second quarter of 2001. In January 2002, prior to the issuance of the 2001 financial statements, NASA and the company executed a formal modification to the X-34 contract. The modification provided for a full settlement and closed out the contract for an additional payment of $13.0 million to the company, reported as an increase to the previously-established contract value. Accordingly, the company recorded a favorable revenue and net income adjustment of $13.0 million ($0.34 per common and diluted share) in the fourth quarter of 2001.

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

        The following table presents operating information and identifiable assets by reportable segment (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                        2001             2000             1999
                                                        ----             ----             ----

LAUNCH VEHICLES AND ADVANCED PROGRAMS:
  Revenues ...................................       $ 146,429        $ 124,099        $ 165,074
  Operating income (loss) (1) (2) ............          17,305          (19,329)          (6,682)

  Identifiable assets ........................         114,403          112,120          142,551
  Capital expenditures .......................           1,424            4,073           13,665
  Depreciation and amortization ..............           7,780            7,822            8,625
SATELLITES AND RELATED SPACE SYSTEMS:
  Revenues ...................................       $ 207,745        $ 219,499        $ 260,189
  Operating income (loss) (1) (2) ............         (50,851)         (61,903)         (20,118)
  Identifiable assets ........................         132,047          132,339          147,191
  Capital expenditures .......................           6,177            8,920            7,481
  Depreciation and amortization ..............           8,945            8,869            8,164
ELECTRONIC SYSTEMS:
  Revenues ...................................       $  65,061        $  53,487        $  43,138
  Operating income (loss) (1) (2) ............           1,553          (11,115)         (12,387)
  Identifiable assets ........................          66,749           51,022           63,027
  Capital expenditures .......................             548              431              639
  Depreciation and amortization ..............           2,163            1,931            1,894
CORPORATE AND OTHER:
  Revenues ...................................       $  (3,986)       $ (17,546)       $  (8,701)
  Operating income (loss) (1) (2) ............         (20,980)         (73,117)         (34,371)
  Allocated share of losses of affiliates ....         (26,495)        (119,183)         (97,008)
  Identifiable assets ........................         119,535          220,732          503,222
  Capital expenditures .......................           3,220           11,459           14,083
  Depreciation and amortization ..............           3,819            3,881            2,432
CONSOLIDATED:
  Revenues ...................................       $ 415,249        $ 379,539        $ 459,700
  Operating income (loss) (1) (2) ............         (52,973)        (165,464)         (73,558)
  Allocated share of losses of affiliates ....         (26,495)        (119,183)         (97,008)
  Identifiable assets ........................         432,734          516,213          855,991
  Capital expenditures .......................          11,369           24,883           35,868
  Depreciation and amortization ..............          22,707           22,503           21,115

(1) In 2000, the company recorded a $53.7 million provision for doubtful ORBCOMM accounts that negatively impacted operating income as follows (in thousands):


Launch Vehicles and Advanced Programs .......       $ 3,567
Satellites and Related Space Systems ........        18,441
Electronic Systems ..........................         2,242
Corporate and Other .........................        29,463
                                                    -------
Consolidated ................................       $53,713
                                                    =======

(2) In 2001 and 2000, the company recorded litigation-related settlement expenses of $5.4 million and $11.5 million, respectively, that negatively impacted operating income as follows (in thousands):

                                                   2001          2000
                                                 -------       -------
Launch Vehicles and Advanced Programs ....       $ 2,000         $  --
Satellites and Related Space Systems .....         3,000            --
Electronic Systems .......................            --            --
Corporate and Other ......................           420        11,500
                                                 -------       -------
Consolidated .............................       $ 5,420       $11,500
                                                 =======       =======

EXPORT SALES AND MAJOR CUSTOMERS

        Orbital sales by geographic area were as follows (in thousands):

                                        YEARS ENDED DECEMBER 31,
                                 --------------------------------------
                                   2001           2000           1999
                                 --------       --------       --------
United States ............       $376,065       $322,038       $357,391
Canada ...................             --            848         19,004
Southeast Asia ...........          2,919            453            605
Middle East and other ....             55          4,633         10,035
Far East .................         35,985         51,227         72,021
Europe ...................            225            340            644
                                 --------       --------       --------
     Total ...............       $415,249       $379,539       $459,700
                                 ========       ========       ========

        Approximately 55%, 45% and 48% of the company's revenues in 2001, 2000 and 1999, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government's prime contractors.

5. INVESTMENTS IN AND TRANSACTIONS WITH AFFILIATES

        The allocated share of losses of affiliates was as follows (in thousands):

                                 YEARS ENDED DECEMBER 31,
                      -------------------------------------------
                         2001             2000             1999
                      ---------        ---------        ---------

ORBCOMM .......       $  (6,500)       $ (92,723)       $ (73,560)
ORBIMAGE ......         (19,091)         (28,223)          (5,614)
Other (1) .....            (904)           1,763          (17,834)
                      ---------        ---------        ---------
                      $ (26,495)       $(119,183)       $ (97,008)
                      =========        =========        =========

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

        In January 2000, Orbital entered into an agreement (the "Omnibus Agreement") with ORBCOMM, Teleglobe, OCC and Teleglobe Mobile pursuant to which Teleglobe Mobile became ORBCOMM's sole general partner and majority owner. As a result of the increase in Teleglobe's ownership interest in ORBCOMM, Orbital's share of ORBCOMM's total capital exceeded the book value of Orbital's investment in ORBCOMM. Accordingly, Orbital recorded a change-in-interest gain of $15.4 million in 2000 as an increase in additional paid-in capital.

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

        Through December 31, 1999, Orbital deferred invoicing ORBCOMM a total of $91.3 million for amounts due under the satellite and launch procurement agreements. In a related arrangement, Teleglobe provided cash advances to Orbital totaling $28.4 million plus accrued interest of $4.7 million through 1999, which were reported as current liabilities on Orbital's December 31, 1999 balance sheet. In connection with a January 2000 agreement, Orbital, Teleglobe and ORBCOMM agreed to settle the deferred invoicing and to repay the related cash advances. In January of 2000, ORBCOMM paid $41.5 million to Orbital thus reducing the $91.3 million receivables. This cash receipt was reported in cash flow from operating activities. In March 2000, Orbital converted $33.1 million of the remaining amounts due into partnership interests in ORBCOMM, reported as a non-cash increase to Orbital's investment in ORBCOMM. Additionally, the parties agreed that the remaining $16.7 million receivable, together with accrued interest, would be paid by ORBCOMM in 2001. The $16.7 million receivable, along with the investment in ORBCOMM, was subsequently written down in 2000 as discussed below. In January 2000, using the cash proceeds from ORBCOMM, Orbital repaid the $28.4 million cash advances from Teleglobe, reported as "repayments to joint venture partner" in Orbital's consolidated cash flow statement, plus accrued interest of $4.7 million reported in cash flow from operating activities.

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

        OCC had a stock option plan that provided for grants of stock options to purchase OCC common stock to officers and employees of OCC and affiliated companies, including Orbital. At the request of the optionee, OCC was required to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options for the fair value of such stock as determined by OCC's Board of Directors. During 1999, OCC repurchased common shares under such arrangement for a total of $0.26 million in cash and a $0.16 million note payable due in September 2000, that bore interest at the annual rate of 5.35%. The note payable and $0.16 million of the cash paid were tendered to a director of Orbital. Due to the ORBCOMM bankruptcy described above, the note had not been paid as of December 31, 2001. OCC repurchased common shares for a total of $1.5 million in cash during the year ended December 31, 2000. As a result of the ORBCOMM bankruptcy and subsequent liquidation in December 2001, the remaining outstanding options and shares of OCC common stock are essentially worthless. Accordingly, there were no repurchases of OCC stock in 2001 and the company does not expect that there will be any such repurchases in the future.


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

        Through June 30, 2001, the company recognized 100% of ORBIMAGE's losses, including preferred stock dividends, in allocated share of losses of affiliates in the accompanying statement of operations in accordance with Accounting Principles Board No. 18 ("APB 18"). During the second quarter of 2000, the company's share of ORBIMAGE's losses exceeded the company's investment balance. At that time, the company had concluded that it did not intend to, nor was it "otherwise committed" to (as defined by APB 18) provide additional equity funding to ORBIMAGE. Consequently, Orbital discontinued recognizing ORBIMAGE's losses. ORBIMAGE had engaged an investment banker in 2000 and was actively seeking third party financing and meeting with potential new investors. Orbital had expected that ORBIMAGE would be successful in raising third party financing. However, by the end of 2000 and early 2001, it became apparent to Orbital that ORBIMAGE would not be successful in this endeavor. As a result, in early 2001 and before the financial statements were issued for the year ended December 31, 2000, Orbital considered providing financial support to ORBIMAGE. In January 2001, Orbital's Board of Directors authorized the company to loan ORBIMAGE up to $10 million subject to a number of conditions. Also, during the first quarter of 2001, the company and certain of ORBIMAGE's other investors began discussing terms of potential investments to be made by them. While Orbital is not legally obligated for the liabilities of ORBIMAGE, as a result of the company's consideration to potentially provide financial support to ORBIMAGE, the company determined that it was "otherwise committed" (as defined by APB 18). Consequently, in the fourth quarter of 2000, the company recommenced recognizing its allocated share of ORBIMAGE's losses and the company recorded a cumulative charge for ORBIMAGE's losses not previously recognized.

        In the third quarter of 2001, as a result of the further deterioration of ORBIMAGE's financial position, Orbital determined that it would not provide any future funding to ORBIMAGE beyond what was contemplated by the Agreement in Principle. Additionally, Orbital determined that the recognized losses exceed any future funding or investment that Orbital would provide to ORBIMAGE and any likely exposure should claims by ORBIMAGE, its other shareholders and/or its creditors be brought against Orbital. Furthermore, Orbital determined that if an ORBIMAGE restructuring plan is not completed, Orbital would abandon its investment in ORBIMAGE. Accordingly, the company ceased recognizing ORBIMAGE losses as of July 1, 2001. As of December 31, 2001 and 2000, recognized losses exceeded the company's investment in ORBIMAGE by $40.6 million and $21.5 million, respectively, and such amounts are reported as "allocated losses of affiliate in excess of cost of investment" on the accompanying consolidated balance sheets. The disposition of the $40.6 million balance is dependent upon the future of ORBIMAGE as an entity, and could include, among other outcomes, a full or partial reversal of this balance from future earnings of ORBIMAGE. Alternatively, it is contemplated that the full amount may ultimately be reversed in the event that, at a minimum, Orbital were to divest its equity ownership in ORBIMAGE and the company were to cease to have any associated legal obligations. Any such reversal would be reported as credit to non-operating income.

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

        In early 2001, ORBIMAGE entered into a new license agreement with MDA for exclusive U.S. RadarSat-2 imagery distribution rights. Under the new RadarSat-2 license agreement, two $5 million installments will be due from ORBIMAGE to MDA in 2002. If ORBIMAGE is unable to make these payments to MDA, Orbital has agreed to make such payments on its behalf in exchange for receivables from ORBIMAGE in an amount equal to the payments, to the extent that receivables are available. There can be no assurance that ORBIMAGE's receivables will be collectible.

        The following summarizes ORBIMAGE's balance sheets and statements of operations (in thousands):

                                                 BALANCE SHEETS
                                           --------------------------
                                                  DECEMBER 31,
                                              2001             2000
                                           ---------        ---------

Total current assets ...............       $  48,050        $   5,599
Total assets .......................         191,475          343,829
Total current liabilities ..........         271,581          239,993
Total liabilities ..................         271,622          246,963
Preferred stock ....................         110,039          106,103
Total stockholders' deficit ........        (190,186)          (9,237)


                                                                        STATEMENTS OF OPERATIONS
                                                              -------------------------------------------
                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                 2001             2000             1999
                                                              ---------        ---------        ---------

Revenues ..............................................       $  18,755        $  24,123        $  18,587
Net loss ..............................................        (177,046)          (9,552)          (6,722)
Net losses available to common stockholders after
   considering preferred stock dividend ...............        (180,982)         (24,092)         (19,796)

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

INVENTORY

        Inventories, net of allowances for obsolescence, consisted of the following (in thousands):

                                                       DECEMBER 31,
                                                 ------------------------
                                                   2001            2000
                                                 --------        --------

Components and raw materials .............       $ 10,622        $ 17,609
Work-in-process ..........................         12,395          20,018
Allowance for inventory obsolescence .....         (1,390)         (3,400)
                                                 --------        --------
     Total ...............................       $ 21,627        $ 34,227
                                                 ========        ========

RECEIVABLES

        The components of receivables were as follows (in thousands):

                                                                 DECEMBER 31,
                                                          --------------------------
                                                             2001             2000
                                                          ---------        ---------

Billed and billable ...............................       $  43,457        $  49,095

Unbilled recoverable costs and accrued  profit ....          78,445           53,134
Retainages due upon contract completion ...........           5,668            4,351
Allowance for doubtful accounts ...................          (2,032)         (20,108)
                                                          ---------        ---------
     Total ........................................       $ 125,538        $  86,472
                                                          =========        =========

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

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                      2001             2000
                                                                   ---------        ---------

Land .......................................................       $   4,061        $   4,061
Buildings and leasehold improvements .......................          35,204           31,510
Furniture, fixtures and equipment ..........................         123,647          126,089

Software, intellectual property and technical drawings .....          11,051           11,790
Accumulated depreciation and amortization ..................         (85,168)         (79,362)
                                                                   ---------        ---------
     Total .................................................       $  88,795        $  94,088
                                                                   =========        =========

        Interest expense totaling $1.8 million and $3.1 million was capitalized during 2000 and 1999, respectively, as part of the historical cost of buildings and equipment under construction. No interest was capitalized in 2001.

ACCRUED EXPENSES

        Accrued expenses consisted of the following (in thousands):

                                                           DECEMBER 31,
                                                      ---------------------
                                                        2001          2000
                                                      -------       -------

Payroll, payroll taxes and fringe benefits ....       $25,237       $20,379
Accrued subcontractor costs ...................         6,159         5,460
Accrued losses on fixed-price contracts .......        23,470        25,096
Accrued litigation settlement .................         5,000        11,500
Other accrued expenses ........................        21,899        14,088
                                                      -------       -------
     Total ....................................       $81,765       $76,523
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

7. DEBT OBLIGATIONS

        The following table sets forth long-term obligations, excluding capital lease obligations (see Note 8) (in thousands):

                                                                                         DECEMBER 31,
                                                                                  --------------------------
                                                                                     2001             2000
                                                                                  ---------        ---------

7.6% -- 14.57% notes, principal and interest due monthly
    through 2004 ..........................................................       $   6,894        $  11,102
15% note, interest due semi-annually, principal due in June
    2001 ..................................................................              --            6,666
Bank credit facility, interest due quarterly at the rate of LIBOR plus
    3.75% .................................................................              --          115,000
Convertible subordinated notes, interest at the rate of 5% due semi-
      annually, principal due in October 2002 .............................         100,000          100,000
                                                                                  ---------        ---------
                                                                                    106,894          232,768
LESS CURRENT PORTION ......................................................        (103,244)        (125,875)
                                                                                  ---------        ---------
LONG-TERM PORTION .........................................................       $   3,650        $ 106,893
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

        In March 2002, Orbital entered into a new three-year primary credit facility with Foothill Capital Corporation as arranger and agent ("Foothill"). The facility includes (i) a $25 million term loan (the "Term Loan") and (ii) a $35 million revolver (the "Revolver"), of which up to $30 million may be available for borrowing depending on a monthly borrowing base calculation that is determined according to Orbital's billed and unbilled receivables. In the event that the company achieves certain financial performance levels based on cash and cash flow on or after September 30, 2002, the maximum available amount under the Revolver may be increased to $35 million. The Term Loan has an interest rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association (the "Prime Rate") plus 6.00%, but not less than 11%. Borrowings under the Revolver accrue interest at a rate equal to the Prime Rate plus 2.25%, but not less than 7%. The loan agreement also provides for a letter of credit facility whereby up to $20 million of the amounts available for borrowing under the company's Revolver may be used for the purpose of having letters of credit issued on Orbital's behalf. The borrowings under the facility are collateralized by all of the company's assets, including accounts receivable, intellectual property, inventory, equipment, real estate and other assets. The loan agreement generally prohibits the sale of assets, the making of investments, and the incurrence of new debt. The agreement contains an absolute prohibition on the payment of cash dividends. The loan agreement requires Orbital to achieve specified earnings before interest, taxes, depreciation and amortization ("EBITDA") on a quarterly basis and capital expenditure targets on an annual basis. Orbital is also required to maintain a minimum level of firm contract backlog and Orbital is required on a monthly basis to demonstrate that it is generally executing its major contracts within estimated cost parameters. The loan agreement also imposes restrictions on Orbital's ability to refinance existing indebtedness (subject to certain exceptions) and, accordingly, Foothill's consent may be required in order to refinance Orbital's convertible notes.

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

8. COMMITMENTS AND CONTINGENCIES

LEASES

        Aggregate minimum rental commitments under non-cancellable operating and capital leases (primarily for office space and equipment) at December 31, 2001 were as follows (in thousands):

                                           OPERATING               CAPITAL
                                          ----------              ---------
2002..............................        $   13,698              $     559
2003..............................            13,539                    436
2004..............................            13,488                    350
2005..............................            11,833                    206
2006..............................            10,786                     69
2007 and thereafter...............            75,502                     49
                                          ----------              ---------
                                            $138,846                  1,669
                                          ----------
Less interest ....................                                     (188)
Less current portion..............                                     (466)
                                                                  ---------
Long-term portion.................                                $   1,015
                                                                  =========

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

9. INCOME TAXES

        There were no current or deferred income tax provisions or benefits for 2001 and 1999. The entire provision for income taxes in 2000 consisted of a provision to fully reserve net deferred tax assets. The income tax provisions from continuing operations were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                                                            YEARS ENDED DECEMBER 31,
                                                                         ------------------------------
                                                                         2001         2000         1999
                                                                         ----         ----         ----

U.S. Federal statutory rate ......................................      (35.0)%      (35.0)%      (35.0)%
Changes in valuation allowance ...................................       29.0         31.6         26.4
Investments in affiliates and minority interests in net assets
      of consolidated subsidiaries ...............................        7.3          0.9         (1.3)
Intangible amortization ..........................................        2.2          0.7          1.5
Other, net .......................................................       (3.5)         5.1          8.4
                                                                         ----         ----         ----
     Effective rate ..............................................        0.0%         3.3%         0.0%
                                                                         ====         ====         ====

        The tax effects of significant temporary differences were as follows (in thousands):

                                                                             DECEMBER 31,
                                                                      --------------------------
                                                                         2001             2000
                                                                      ---------        ---------

TAX ASSETS:
  U.S. Federal and state net operating loss  carryforward .....       $ 166,752        $ 168,277
  Other accruals, credits and reserves ........................          43,612           62,497
  U.S. Federal and foreign tax credit carryforward ............           2,998            2,998
  Intangible assets ...........................................           5,738            6,029
                                                                      ---------        ---------
                                                                        219,100          239,801
  Valuation allowance .........................................        (202,734)        (214,063)
                                                                      ---------        ---------
     Tax assets, net ..........................................       $  16,366        $  25,738
                                                                      =========        =========
TAX LIABILITIES:
  Excess deductions for tax reporting purposes ................       $   8,379        $  13,568
  Excess tax depreciation .....................................           4,153            4,027
  Investments in subsidiaries/affiliates ......................             529            5,441
  Percentage-of-completion accounting .........................           3,305            2,702
                                                                      ---------        ---------
     Tax liabilities ..........................................       $  16,366        $  25,738
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

10. COMMON STOCK AND STOCK OPTION PLANS

        In August 2001, the company issued warrants in connection with the settlement of a class action lawsuit (see Note 3). The settlement agreement specified that the company would issue warrants exercisable for three years at a price equal to 90% of the company's average closing stock price for the 10-day period beginning 12 days prior to a settlement hearing in August 2001, resulting in an exercise price of $4.82 per warrant. The settlement agreement further specified that the Black-Scholes valuation methodology should be used to calculate the fair value per warrant and that the resulting number of warrants to be issued should have a fair value in the aggregate equal to $11.5 million. Accordingly, the company determined the value per warrant to be approximately $2.48 based on the Black-Scholes model and issued a total of 4,631,121 warrants. None of these warrants had been exercised as of December 31, 2001.

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

        The following two tables summarize information regarding the company's stock options for the last three years:

                                                                                                 WEIGHTED
                                                                                                  AVERAGE           OUTSTANDING
                                                          NUMBER OF         OPTION PRICE          EXERCISE              AND
                    ORBITAL OPTIONS                         SHARES            PER SHARE            PRICE            EXERCISABLE
                    ---------------                       ---------         ------------           ------           -----------
Outstanding at December 31, 1998                          4,443,556         $3.51-$38.44           $21.09             1,548,218
   Granted.......................................         2,070,400          12.50-43.31            25.88
   Exercised.....................................          (218,346)          3.51-24.00            13.50
   Cancelled or expired..........................         ( 282,888)          3.51-38.44            23.17
                                                          ---------
Outstanding at December 31, 1999                          6,012,722           3.51-43.31            22.66             2,602,819
   Granted.......................................         1,746,033           8.00-36.50            12.34
   Exercised.....................................           (17,587)          3.51-12.25             6.74
   Cancelled or expired..........................          (766,167)          3.51-40.00            24.94
                                                           --------
Outstanding at December 31, 2000                          6,975,001           3.51-43.31            19.86             4,409,970
   Granted.......................................         3,138,499            1.30-4.30             3.75
   Exercised.....................................                --                   --               --
   Cancelled or expired..........................        (1,997,120)          3.51-36.50            24.94
                                                         ----------
Outstanding at December 31, 2001                          8,116,380         $1.30-$43.31           $14.03             4,753,881

                                            OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                   -------------------------------------------------------------------      --------------------------------------
                                                  WEIGHTED
                        NUMBER                     AVERAGE                 WEIGHTED               NUMBER              WEIGHTED
    RANGE OF         OUTSTANDING                 REMAINING                 AVERAGE             EXERCISABLE             AVERAGE
EXERCISE PRICES    AT DEC. 31, 2001           CONTRACTUAL LIFE          EXERCISE PRICE      AT DEC. 31, 2001       EXERCISE PRICE
---------------    ----------------           ----------------          --------------      ----------------       --------------
   $ 1.30-$4.00        2,976,014                    9.58                    $ 3.73                573,685              $ 4.00
    4.17 -17.88        2,705,875                    6.28                     13.29              2,106,317               13.83
   18.13 -43.31        2,434,491                    6.66                     27.46              2,073,879               27.24
   ------------        ---------                    ----                    ------              ---------              ------
  $1.30 -$43.31        8,116,380                    7.61                    $14.03              4,753,881              $18.49
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

                                                                     2001                 2000                  1999
                                                                     ----                 ----                  ----
Additional shares available at December 31 ............           1,192,999              969,012              277,085
Volatility ............................................                  82%                  59%                  58%
Risk-free interest rate ...............................                 4.1%                 6.3%                 5.4%
Weighted average fair value per share at grant date ...               $3.75               $12.34               $25.88

------------
The assumed expected dividend yield was zero for all years. The assumed average expected life of options was 4.5 years.

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

CASH FLOWS

        Cash payments for interest and income taxes were as follows (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                         2001              2000            1999
                                                         ----              ----            ----
Interest paid.....................................      $20,734           $23,591         $18,458
Income taxes paid, net of refunds.................           --             7,981           2,257

13. SUMMARY SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The company reclassified its 2001 and 2000 quarterly consolidated statements of operations to reflect Fairchild, Sensors and MDA as discontinued operations (Magellan and NavSol were reflected as discontinued operations in 2000). The following is a summary of selected quarterly financial data for the previous two years (in thousands, except share data):

                                                                               QUARTERS ENDED
                                                         ------------------------------------------------------------
                                                         MARCH 31          JUNE 30         SEPT. 30          DEC. 31
                                                         ---------        ---------        ---------        ---------
2001
Revenues .........................................       $  94,889        $ 108,489        $  91,008        $ 120,863
Gross profit .....................................          10,647            6,598           12,192           (1,621)
Income (loss) from operations ....................          (4,513)          (8,491)         (16,920)         (23,049)
Income (loss) from continuing operations .........         (22,692)         (25,137)         (16,278)         (31,507)
Income (loss) from discontinued operations .......           1,125           91,709           21,895             (164)

Income (loss) per common and dilutive share,
    continuing operations ........................           (0.60)           (0.66)           (0.42)           (0.80)
Income (loss) per common and dilutive share,
    discontinued operations ......................            0.03             2.41             0.57             0.00

2000
Revenues .........................................       $ 113,721        $ 118,864        $  80,073        $  66,881
Gross profit .....................................          17,314           10,312           (4,900)         (22,691)
Income (loss) from operations ....................           1,323          (20,822)         (82,660)         (63,305)
Income (loss) from continuing operations .........         (24,295)         (46,258)        (152,025)         (90,884)
Income (loss) from discontinued operations .......             116            1,783           30,703            2,670

Income (loss) per common and dilutive share,
    continuing operations ........................           (0.65)           (1.24)           (4.05)           (2.42)

Income (loss) per common and dilutive share,
    discontinued operations ......................              --             0.05             0.82             0.07

----------
The results of operations include the effects of the following nonrecurring and unusual items:

2001: In the fourth quarter, revenue, gross profit and operating income include a $13.0 million favorable adjustment as a result of a contract settlement reached with a customer in connection with the company's X-34 program. In the second quarter, operating income was favorably impacted by the $3.4 million reversal of a provision for uncollectible receivables recorded in 2000 related to the X-34 program. In the third and fourth quarters, operating income was negatively impacted by $2.5 million and $2.9 million, respectively, of litigation-related settlement charges.

2000: Operating income was negatively impacted by the following: (i) in the third quarter, a $53.7 million provision to write down ORBCOMM-related receivables and inventory; (ii) in the fourth quarter, a $15.9 million asset impairment charge and a $3.4 million provision for uncollectible receivables related to the termination of the company's X-34 program; and (iii) in the first quarter, an $11.5 million charge in connection with the settlement of a class-action lawsuit against the company.


14. SUBSEQUENT EVENTS

GOODWILL

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and second, to measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for the company beginning in 2002, and is required to be applied as of January 1, 2002. The company completed the first step of the goodwill impairment test during the second quarter of 2002 and identified and disclosed a potential impairment of goodwill. During the third quarter of 2002, the company completed the second step of the goodwill impairment test and as a result, recorded an impairment loss of $13.8 million in its electronic systems segment to write off the remaining net book value of goodwill in this segment. The impairment loss was determined based on a comparison of the fair value of the company's electronic systems reporting unit to its carrying value, including goodwill. The fair value of the company's electronic systems reporting unit, and the resulting implied fair value of goodwill, were estimated after consideration of letters of interest in respect of purchase offers received by the company in early 2002 during its attempts to sell the electronic systems business. The impairment loss was recorded as a January 1, 2002 cumulative effect of a change in accounting.

        In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following table adjusts the reported loss from continuing operations for the years ended December 31, 2001, 2000 and 1999 and the related basic and diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

                                                                 YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                        2001               2000               1999
                                                    -----------        -----------        -----------
Reported loss from continuing operations            $   (95,614)       $  (313,462)       $  (184,280)
Goodwill amortization                                     6,021              5,739              6,075
                                                    -----------        -----------        -----------
Adjusted loss from continuing operations            $   (89,593)       $  (307,723)       $  (178,205)
                                                    ===========        ===========        ===========


Reported loss per share from continuing
    operations                                      $     (2.49)       $     (8.36)       $     (4.94)
Goodwill amortization                                      0.16               0.15               0.16
                                                    -----------        -----------        -----------

Adjusted loss per share from continuing
    operations                                      $     (2.33)       $     (8.21)       $     (4.78)
                                                    ===========        ===========        ===========

DEBT OBLIGATIONS

        On August 22, 2002, Orbital closed the private sale under Rule 144A of the Securities Act of 1933, as amended, of $135.0 million of 12% second priority secured notes due in 2006 (the "Notes") and 135,000 warrants to purchase approximately 16.5 million shares of common stock, with an exercise price of $3.86 per share. Orbital used the $122.4 million net proceeds from the offering, together with available cash, to repay the $100.0 million subordinated convertible notes due on October 1, 2002, and to prepay the $25.0 million Term Loan described in Note 7. Interest on the $135.0 million notes is payable semi-annually each February 15 and August 15. The Notes are subordinated in right of payment to the company's existing and future senior indebtedness, including indebtedness under the $35.0 million Revolver described in Note 7.

        Both the Revolver and the indenture governing the Notes contain covenants limiting the company's ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition on the payment of cash dividends. The indenture prohibits the payment of cash dividends if, after such payment, Orbital could not incur additional indebtedness pursuant to a debt incurrence ratio defined in the indenture, or if the aggregate amount of cash dividends, along with other restricted payments, were to exceed 50% of Orbital's aggregate consolidated net income for the period plus net cash proceeds received from issuances of stock. In addition, the Revolver contains financial covenants with respect to maintenance of earnings before interest expense, tax, depreciation and amortization (EBITDA), backlog, capital expenditures, and cash.

        Orbital's 100% owned subsidiary, Orbital International, Inc., has fully and unconditionally guaranteed the Notes. Orbital International, Inc. had no independent assets or operations during the three years ended December 31, 2001 and the nine months ended September 30, 2002. No other subsidiary of Orbital has guaranteed the Notes.

ORBIMAGE

        On April 5, 2002, ORBIMAGE filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. ORBIMAGE filed its plan of reorganization on November 1, 2002. However, the plan of reorganization has not yet been confirmed.

        On June 19, 2002, the Official Committee of Unsecured Creditors (the "Creditors Committee") appointed in the bankruptcy proceeding filed a motion in the U. S. Bankruptcy Court for authority to conduct discovery against Orbital under Federal Rules of Bankruptcy Procedure 2004. The stated purpose of the Creditors Committee in seeking such discovery is to investigate the details of ORBIMAGE's relationship and transactions with Orbital in order to reveal whether claims are warranted against the company or certain of its directors, officers and former officers on theories that might include, among others, wrongful control and domination, breach of fiduciary duty, breach of contract, fraud and misrepresentation.

        On July 24, 2002, ORBIMAGE filed a complaint in the U.S. Bankruptcy Court against Orbital alleging, among other things, breach of the satellite system procurement agreement between the two parties, conversion of property, breach of fiduciary duty, fraud and misrepresentation, and civil conspiracy in connection with various transactions among Orbital, ORBIMAGE and the company's former subsidiary, MacDonald, Dettwiler and Associates Ltd. ("MDA"). The complaint also names two officer/directors of Orbital as defendants in connection with certain of the claims. ORBIMAGE is seeking $30.0 million in damages allegedly arising out of the restructuring of the RadarSat-2 data license agreement between ORBIMAGE and MDA, as well as unspecified damages for the various claims. The Bankruptcy Court has ordered that the majority of the claims against Orbital be referred to resolution by binding arbitration in accordance with the arbitration provisions of the procurement agreement between Orbital and ORBIMAGE.

        Orbital believes it has valid defenses to all claims that ORBIMAGE and the Creditors Committee have articulated to date and Orbital is vigorously defending these actions.

        In August 2002, the company received an invoice from MDA seeking payment of $5.0 million alleged to be due and owing under an agreement among Orbital, ORBIMAGE and MDA that provides that ORBIMAGE will make two payments of $5.0 million each to MDA, one on July 2, 2002, and one on December 31, 2002, as installments on ORBIMAGE's RadarSat-2 license agreement. Pursuant to a separate, but related, agreement between Orbital and ORBIMAGE, if ORBIMAGE is unable to meet its above-described payment obligations to MDA, it shall so notify Orbital, and Orbital will make such payments on ORBIMAGE's behalf in exchange for receivables from ORBIMAGE in an amount equal to any payment by Orbital to MDA to the extent that receivables are available. Such trade receivables must be "of good quality" and "reasonably acceptable" to Orbital. In June 2002, ORBIMAGE informed Orbital that it would not invoke the conditions necessary to trigger Orbital's obligation to pay the $5.0 million July installment. In September 2002, the company filed a complaint in the United States District Court in the Eastern District of Virginia against MDA seeking a declaratory judgment that Orbital is not obligated to make either the July 2, 2002 payment or the December 31, 2002 payment to MDA.

RELATED PARTY TRANSACTION

        In August 2002, a $0.18 million promissory note (including interest) payable to an Orbital director in connection with a subsidiary stock option plan (see Note 5) was repaid.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this Report:

        1.  Financial Statements.

            The following financial statements, together with the reports of independent accountants are filed as a part of this report:

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

                Reports of Independent Accountants on Financial Statement
                Schedule

                Schedule II -- Valuation and Qualifying Accounts

                Financial Statements of Orbital Imaging Corporation as of December 31, 2001 and 2000, and for each of the three years ended December 31, 2001, together with report of independent accountants.

                Financial Statements of ORBCOMM Global, L.P. as of and for the years ended December 31, 2000 and 1999, together with report of independent accountants.

                Financial Statements of Orbital Communications Corporation as of and for the year ended December 31, 1999, together with report of independent accountants.

        3.  Exhibits.

            A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

(b)     Reports on Form 8-K.

        Not applicable.

(c)     See Item 15(a)(3) of this report.

(d)     See Item 15(a)(2) of this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2003          ORBITAL SCIENCES CORPORATION

                                       By:   /s/ David W. Thompson
                                             -----------------------------------
                                             David W. Thompson
                                             Chairman of the Board and
                                             Chief Executive Officer


                                 CERTIFICATIONS

        I, David W. Thompson, the Chairman and Chief Executive Officer of Orbital Sciences Corporation (the "Company"), certify that:

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


    Date: February 21, 2003               /s/ David W. Thompson
                                          --------------------------------------
                                          David W. Thompson
                                          Chairman and Chief Executive Officer


        I, Garrett E. Pierce, the Vice Chairman and Chief Financial Officer of Orbital Sciences Corporation (the "Company"), certify that:

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


    Date: February 21, 2003            /s/ Garrett E. Pierce
                                       --------------------------------------
                                       Garrett E. Pierce
                                       Vice Chairman and Chief Financial Officer

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

/s/ PricewaterhouseCoopers LLP
McLean, VA
March 7, 2002, except as to Notes 1A and 14,
        which are as of August 22, 2002

                          ORBITAL SCIENCES CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
         FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                         ADDITIONS
                                                                   ------------------------
                                                                                  CHARGED/
                                                    BALANCE AT     CHARGED TO    CREDITED TO                       BALANCE
                                                     START OF      COSTS AND        OTHER                         AT END OF
        DESCRIPTION                                   PERIOD        EXPENSES       ACCOUNTS     DEDUCTIONS(1)     PERIOD(2)
        -----------                                   ------        --------       --------     -------------     ---------
YEAR ENDED DECEMBER 31, 1999
   Allowance for doubtful accounts ...........       $ 21,570       $  3,733          $  --       $ (6,383)       $ 18,920
   Allowance for obsolete inventory ..........          8,215          7,969             --         (1,704)         14,480
   Allowance for unrecoverable investments ...          4,338             --             --         (4,338)             --
  Deferred income tax valuation reserve ......         94,185         56,659             --             --         150,844
YEAR ENDED DECEMBER 31, 2000
   Allowance for doubtful accounts ...........         18,920         10,362             --         (4,112)         25,170
   Allowance for obsolete inventory ..........         14,480            281             --         (1,970)         12,791
   Deferred income tax valuation reserve .....        150,844         63,219             --             --         214,063
YEAR ENDED DECEMBER 31, 2001
   Allowance for doubtful accounts ...........         25,170            437             --        (23,575)          2,032
   Allowance for obsolete inventory ..........         12,791             --             --        (11,401)          1,390
   Deferred income tax valuation reserve .....        214,063             --             --        (11,329)        202,734

----------

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

Allowance for doubtful accounts in Schedule II                           $ 25,170
Less amounts for discontinued operations:
   Magellan                                                                (2,543)
   MDA                                                                     (2,469)
   Sensors                                                                    (50)
                                                                         --------
Allowance for doubtful accounts in Note 6 in the accompanying
     consolidated financial statements                                   $ 20,108
                                                                         ========

Allowance for obsolete inventory in Schedule II                          $ 12,791
Less amounts for discontinued operations:
    Magellan                                                               (7,296)
    MDA                                                                      (438)
    Sensors                                                                (1,657)
                                                                         --------
Allowance for obsolete inventory in Note 6 in the accompanying
     consolidated financial statements                                   $  3,400
                                                                         ========

                           ORBITAL IMAGING CORPORATION



                              Financial Statements

       As of December 31, 2001 and for the Three Years in the Period Ended
                               December 31, 2001

                                       and

                        Report of Independent Accountant

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Orbital Imaging Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Orbital Imaging Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced continuing operating losses, defaulted on its senior notes and requires a financial restructuring to meet its capital and operating requirements. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ PricewaterhouseCoopers LLP


March 6, 2002
McLean, Virginia

                           ORBITAL IMAGING CORPORATION
BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                      ASSETS                                                            DECEMBER 31,
                                                                                                 --------------------------
                                                                                                    2001             2000
                                                                                                 ---------        ---------

Current assets:
      Cash and cash equivalents ..........................................................       $  13,401        $   4,146
      Restricted cash from insurance proceeds ............................................          34,292                -
      Trade receivables and other current assets, net of allowances of $64 and $60,
            respectively .................................................................             357            1,453
                                                                                                 ---------        ---------
           Total current assets ..........................................................          48,050            5,599

Property, plant and equipment, at cost, less accumulated depreciation of
      $17,576 and $14,268, respectively ..................................................          16,877           36,619
Satellites and related rights, at cost, less accumulated depreciation and amortization of
      $46,945 and $39,578, respectively ..................................................         113,817          283,543

Unbilled receivables .....................................................................           5,523            8,799
Goodwill, intangibles and deferred charges ...............................................           7,208            9,269
                                                                                                 ---------        ---------

      Total assets .......................................................................       $ 191,475        $ 343,829
                                                                                                 =========        =========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable and accrued expenses ..............................................       $   2,514        $   4,103

      Accrued interest payable ...........................................................          36,801            8,719

      Current portion of deferred revenue ................................................           7,527            8,904

      Obligations to related parties .....................................................           6,910            2,113

      Senior notes .......................................................................         217,829          216,154
                                                                                                 ---------        ---------
           Total current liabilities .....................................................         271,581          239,993


Deferred revenue, net of current portion .................................................              41            6,970
                                                                                                 ---------        ---------

      Total liabilities ..................................................................         271,622          246,963

Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible, 2,000,000 shares authorized, 975,349 and 868,052 shares issued and
    outstanding, respectively (liquidation
    value of $99,486 and $88,541, respectively) ..........................................         110,039          106,103

Stockholders' deficit:
      Common stock, par value $0.01; 75,000,000 shares authorized;
           25,214,000 shares issued and outstanding ......................................             252              252
      Additional paid-in-capital .........................................................          87,502           87,469
      Accumulated deficit ................................................................        (277,940)         (96,958)
                                                                                                 ---------        ---------

      Total stockholders' deficit ........................................................        (190,186)          (9,237)
                                                                                                 ---------        ---------

      Total liabilities and stockholders' deficit ........................................       $ 191,475        $ 343,829
                                                                                                 =========        =========



   The accompanying notes are an integral part of these financial statements.

                           ORBITAL IMAGING CORPORATION
                            STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                               2001                2000                 1999
                                                           ------------        ------------        ------------
Revenues ...........................................       $     18,755        $     24,123        $     18,587

Direct expenses ....................................             17,311              26,696              21,212
                                                           ------------        ------------        ------------

Gross profit (loss) ................................              1,444              (2,573)             (2,625)

Selling, general and administrative expenses .......              9,502               9,216              10,362
Asset loss and impairment charges ..................            138,040                   -                   -
                                                           ------------        ------------        ------------

Loss from operations ...............................           (146,098)            (11,789)            (12,987)

Interest expense (income), net .....................             30,948              (2,160)             (2,636)
                                                           ------------        ------------        ------------

Loss before benefit for income taxes ...............           (177,046)             (9,629)            (10,351)

Benefit for income taxes ...........................                  -                 (77)             (3,629)
                                                           ------------        ------------        ------------

Net loss ...........................................       $   (177,046)       $     (9,552)       $     (6,722)
                                                           ============        ============        ============

Loss per common share - basic and diluted (1) ......       $      (7.18)       $      (0.96)       $      (0.79)
Loss available to common stockholders ..............       $   (180,982)       $    (24,092)       $    (19,796)

Weighted average shares outstanding - basic and
   diluted (1) .....................................         25,214,000          25,214,000          25,214,000

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.






   The accompanying notes are an integral part of these financial statements.

                           ORBITAL IMAGING CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON STOCK                ADDITIONAL
                                           ---------------------------         PAID-IN        ACCUMULATED
                                             SHARES           AMOUNT           CAPITAL          DEFICIT            TOTAL
                                           ----------       ----------       ----------       ----------        ----------
BALANCE AS OF DECEMBER 31, 1998 ....       25,214,000       $      252       $   86,782       $  (53,070)       $   33,964

     Issuance of stock options .....                -                -              413                -               413
     Capital contributed ...........                -                -               90                -                90
     Preferred stock dividends .....                -                -                -          (13,074)          (13,074)
     Net loss ......................                -                -                -           (6,722)           (6,722)
                                           ----------       ----------       ----------       ----------        ----------

BALANCE AS OF DECEMBER 31, 1999 ....       25,214,000       $      252       $   87,285       $  (72,866)       $   14,671

     Issuance of stock options .....                -                -              184                -               184
     Preferred stock dividends .....                -                -                -          (14,540)          (14,540)
     Net loss ......................                -                -                -           (9,552)           (9,552)
                                           ----------       ----------       ----------       ----------        ----------

BALANCE AS OF DECEMBER 31, 2000 ....       25,214,000       $      252       $   87,469       $  (96,958)       $   (9,237)

     Issuance of stock options .....                -                -               33                -                33
     Preferred stock dividends .....                -                -                -           (3,936)           (3,936)
     Net loss ......................                -                -                -         (177,046)         (177,046)
                                           ----------       ----------       ----------       ----------        ----------

BALANCE AS OF DECEMBER 31, 2001 ....       25,214,000       $      252       $   87,502       $ (277,940)       $ (190,186)
                                           ==========       ==========       ==========       ==========        ==========







   The accompanying notes are an integral part of these financial statements.

                           ORBITAL IMAGING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                        -------------------------------------------
                                                                                          2001              2000             1999
                                                                                        ---------        ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...................................................................       $(177,046)       $  (9,552)       $  (6,722)
     Adjustments to reconcile net loss to net cash
           used in operating activities:
                Asset loss and impairment charges ...............................         138,040                -                -
                Depreciation, amortization and other ............................          13,821           14,923           14,258
                Deferred tax benefit ............................................               -              (77)          (3,629)
     Changes in assets and liabilities:
                Decrease (increase) in receivables and other current assets .....           1,096           (4,873)          (4,502)
                Decrease (increase) in other assets .............................           3,887              (59)             357
                Increase (decrease) in accounts payable and accrued expenses ....          26,493             (432)           5,917
                Decrease in deferred revenue ....................................          (8,306)          (8,736)          (7,609)
                Increase (decrease) in obligations to related parties ...........             348            1,508           (8,603)
                                                                                        ---------        ---------        ---------
     NET CASH USED IN OPERATING ACTIVITIES ......................................          (1,667)          (7,298)         (10,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .......................................................         (22,916)         (38,445)         (92,388)
     Insurance proceeds from launch failure .....................................          28,838                -                -
     Proceeds from launch delay penalties .......................................           5,000                -                -

     Purchases of restricted held-to-maturity securities ........................               -                -           (7,306)
     Purchases of available-for-sale securities .................................               -          (23,491)         (53,698)
     Maturities of restricted held-to-maturity securities .......................               -           12,984           19,691
     Maturities of available-for-sale securities ................................               -           46,699           38,362
     Sales of available-for-sale securities .....................................               -            8,842           17,671
                                                                                        ---------        ---------        ---------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........................          10,922            6,589          (77,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of  long-term obligations .......................               -                -           67,974
                                                                                        ---------        ---------        ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..................................               -                -           67,974
                                                                                        ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................           9,255             (709)         (20,227)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....................................           4,146            4,855           25,082
                                                                                        ---------        ---------        ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ..........................................       $  13,401        $   4,146        $   4,855
                                                                                        =========        =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid .................................................................       $       4        $  26,163        $  20,582
                                                                                        =========        =========        =========

NON-CASH ITEMS:
  Capital expenditures ..........................................................       $   4,449       $        -       $        -
  Preferred stock dividends .....................................................           3,936           14,540           13,074
  Capitalized compensatory stock options ........................................              12              161              174
  Capital contributed - tax basis adjustment ....................................               -                -               90







   The accompanying notes are an integral part of these financial statements.

                           ORBITAL IMAGING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


(1) BUSINESS OPERATIONS AND FINANCIAL RESTRUCTURING

        Orbital Imaging Corporation ("ORBIMAGE" or the "Company"), a Delaware corporation, is a global provider of Earth imagery products and services. ORBIMAGE is developing an integrated system of digital remote sensing satellites, U.S. and international ground stations and Internet-based sales channels to collect, process and distribute Earth imagery products.

Going Concern

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. ORBIMAGE has incurred losses since its inception, and management believes that it will continue to do so for the foreseeable future. As of December 31, 2001, ORBIMAGE had $13.4 million of unrestricted cash and cash equivalents. Current liabilities exceeded current assets by $223.5 million at December 31, 2001, and its accumulated deficit was $277.9 million on that date. ORBIMAGE's liquidity has been, and continues to be, constrained. ORBIMAGE is negotiating a financial restructuring, as discussed below, that will be required in order to provide adequate liquidity for operations through the launch and on-orbit verification of its OrbView-3 satellite, which is expected to be launched during the fourth quarter of 2002. ORBIMAGE defaulted on its senior notes during the year; therefore, all amounts relating to its senior notes have been classified as current liabilities in the accompanying financial statements. ORBIMAGE's ability to continue as a going concern is dependent on restructuring its senior notes (including the conversion of a substantial portion of the senior notes to equity) pursuant the filing of a petition and a plan of reorganization ("POR") under Chapter 11 of the Bankruptcy Code, a timely and successful launch of the OrbView-3 satellite currently under construction, and a restructuring of the Company's obligations with respect to the RadarSat-2 License, as discussed below. Negotiations are ongoing among ORBIMAGE, Orbital, the preferred stockholders and noteholders with respect to a new Agreement, but there can be no assurance as to its content or timing.

        During 2001, ORBIMAGE funded its capital requirements for operations through cash from operations combined with cash on hand, advances from Orbital and insurance proceeds from the launch failure of its OrbView-4 satellite. Management expects that the financial restructuring strategy described below will generate sufficient additional liquidity to satisfy ORBIMAGE's capital and operating requirements for 2002. If ORBIMAGE is unable to achieve its plan, it may be forced to liquidate its assets for significantly less than their current carrying value and its financial position and results of operations would be materially and adversely impacted.

Financial Restructuring

        On February 15, 2001, ORBIMAGE announced that it would not make the $13.1 million interest payment scheduled to be made on March 1, 2001 to the holders of its senior notes, and that it had retained a financial advisor to assist in, among other things, restructuring these notes. ORBIMAGE is also having discussions with Orbital Sciences Corporation ("Orbital"), ORBIMAGE's majority shareholder, in pursuit of additional sources of liquidity to meet its funding needs. As of March 31, 2001, ORBIMAGE was in default on its senior notes. ORBIMAGE also did not make the $13.1 million interest payment scheduled to be made on September 1, 2001. On September 20, 2001, ORBIMAGE reached an Agreement with an informal committee representing the holders of approximately 75 percent of the senior notes to undertake a financial restructuring, which was to include filing a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with a POR. Certain key investors in ORBIMAGE's Series A preferred stock and Orbital also agreed to the terms of the Agreement.

        The Agreement was subject to certain conditions, including filing the petition for reorganization by December 15, 2001 and the POR by January 31, 2002, and approval of the plan no later than October 31, 2002. The unsuccessful launch of OrbView-4, described in Note 5 below, has resulted in these conditions not being met, and thus the Agreement is no longer in force. Negotiations are ongoing with respect to a new Agreement, but there can be no assurance as to its content or timing.

        As part of these negotiations, ORBIMAGE has offered and may agree to an additional $10 million cash incentive to be paid by the Company to Orbital Sciences Corporation ("Orbital"), its majority shareholder, as annual on-orbit incentive payments under the System Procurement Agreement between ORBIMAGE and Orbital. The timing of such incentive payments is uncertain and will depend on the outcome of the negotiations. In addition, ORBIMAGE has offered to pay back to Orbital $5 million in launch penalties that Orbital paid to the Company in 2001 under the System Procurement Agreement by issuing a new subordinated note to Orbital that would mature at the time of its senior notes.

        Under the current RadarSat-2 Territorial License Agreement with MacDonald Detwiller and Associates ("MDA"), a former subsidiary of Orbital, ORBIMAGE is obligated to pay MDA $5 million on July 2, 2002 and another $5 million on December 31, 2002, or the Company may lose all rights under that License for which it has already invested $30 million. ORBIMAGE is in discussions with MDA to extend those payment dates to up to October 1, 2003 and April 1, 2004, respectively, but there can be no assurance as to the outcome of the discussions.

        The impact of any financial restructuring or bankruptcy filing is not determinable at present.


(2) NATURE OF OPERATIONS

        The OrbView-2 satellite was launched on August 1, 1997, and completed its on-orbit checkout in October 1997. ORBIMAGE recognized revenues related to the OrbView-2 satellite of $11.2 million, $10.6 million and $10.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The OrbView-4 satellite suffered a launch failure in September 2001 and did not reach its intended orbit. The OrbView-3 satellite is currently expected to be launched in the fourth quarter of 2002 and will provide one-meter panchromatic and four-meter multispectral imagery of the Earth. The imagery provided by OrbView-3 is expected to have a broad range of applications for U.S. and foreign national security and many commercial and scientific markets. ORBIMAGE acquired the current RadarSat Territorial License in February 2001, which granted ORBIMAGE exclusive marketing rights in the United States for RadarSat-2 imagery. RadarSat-2 is currently expected to be launched in late 2003 and will provide high-resolution commercial radar imagery.


(3) SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

        The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in its financial statements and accompanying notes. Actual results could differ from these estimates. Certain amounts for prior years have been reclassified to conform with the 2001 presentation.

Revenue Recognition

        ORBIMAGE's principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require ORBIMAGE to provide imagery over the term of a multi-year sales contract. Accordingly, ORBIMAGE recognizes revenues on imagery contracts on a straight-line basis over the delivery term of the contract. Deferred revenue represents receipts in advance of the delivery of imagery. Revenue for other services is recognized as services are performed.

        ORBIMAGE recognizes revenue on the contracts to construct OrbView-3 distributor ground stations and contracts to provide image-processing services using the percentage-of-completion method of accounting. Revenue on these contracts is recognized based on costs incurred in relation to total estimated costs. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after OrbView-3 becomes operational with the individual ground stations. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

Services Provided by Orbital

        A substantial part of ORBIMAGE's administrative services, including information systems and human resources, was provided to ORBIMAGE by Orbital pursuant to the Administrative Services Agreement.

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") requires companies to recognize as expense the fair value of all stock-based awards on the date of grant or continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and provide pro forma net income
(loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. ORBIMAGE has elected to continue to apply the provision of APB 25 and provide the pro forma disclosure provisions of SFAS 123. Compensation expense is recognized over the vesting period for stock option grants to employees that have market values in excess of the strike price. To the extent that ORBIMAGE grants stock options to non-employee consultants or advisors, ORBIMAGE records costs equal to the fair value of the options granted as of the measurement date as determined using a Black-Scholes model.

Cash and Cash Equivalents

        ORBIMAGE considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

        Financial instruments which potentially subject ORBIMAGE to concentrations of credit risk consist principally of temporary cash investments. ORBIMAGE places its temporary cash investments with high credit quality financial institutions which invest primarily in U.S. Government instruments guaranteed by banks or savings and loan associations which are members of the FDIC.

Recovery of Long-Lived Assets

        ORBIMAGE's policy is to review its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ORBIMAGE recognizes an impairment loss when the sum of expected undiscounted net future cash flows is less than the carrying amount of the assets. The amount of the impairment is measured as the difference between the asset's estimated fair value and its book value.

Income Taxes

        ORBIMAGE recognizes income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Satellites and Related Rights and Property, Plant and Equipment

        ORBIMAGE purchased the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the ground system assets from Orbital pursuant to the System Procurement Agreement, discussed in Note 4 below. ORBIMAGE is purchasing the RadarSat-2 Territorial License pursuant to a separate agreement with MacDonald, Dettwiler and Associates Ltd. ("MDA"), a former subsidiary of Orbital. Amortization of the capitalized costs begins when the assets are placed in service. Capitalized costs include the cost of launch insurance.

    Depreciation and amortization are provided using the straight-line method as follows:

                            Ground system assets..    8 years
                            Furniture and equipment   3 to 5 years
                            OrbView-2.............    7 1/2 years
                            Leasehold improvements    Shorter of estimated
                                                      useful life of lease
                                                      or lease term

    Prior to 2001, ORBIMAGE had capitalized interest costs in connection with the construction of satellites and related ground segments and systems. The capitalized interest was recorded as part of the historical cost of the asset to which it related and will be amortized over the asset's useful life when placed in service. Interest capitalization was discontinued in 2001 because all significant expenditures relating to the construction of the satellites were made. Capitalized interest totaled $28.8 million and $23.7 million for the years ended December 31, 2000 and 1999, respectively.

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.142 supersedes APB Opinion No. 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, SFAS No.142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS No.142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. ORBIMAGE will adopt SFAS No. 142 for its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. ORBIMAGE is in the process of assessing the effect of adopting SFAS No. 144.


(4) RELATIONSHIP WITH ORBITAL AND SUBSIDIARIES

    ORBIMAGE was initially established as a wholly-owned subsidiary of Orbital. In 1997, ORBIMAGE issued preferred stock to private investors to fund a significant portion of the remaining costs of existing projects (the "Private Placement"). During 1997, ORBIMAGE also executed certain contracts with Orbital whereby all assets and liabilities of Orbital's operating division, ORBIMAGE, were sold to ORBIMAGE at historical cost.

    ORBIMAGE had three significant contracts with Orbital at the beginning of 2000 which are still in effect: (i) the ORBIMAGE System Procurement Agreement dated November 18, 1996, as amended (the "System Procurement Agreement"), (ii) the OrbView-2 License Agreement dated May 8, 1997 (the "OrbView-2 License"), and
(iii) the Amended and Restated Administrative Services Agreement dated May 8, 1997 (the "Administrative Services Agreement").

    Under the System Procurement Agreement, ORBIMAGE purchased (i) the OrbView-1 satellite, (ii) an exclusive license entitling ORBIMAGE to all of the economic rights and benefits of the OrbView-2 satellite, (iii) the OrbView-3 satellite and launch service, (iv) the OrbView-4 satellite and launch service and (v) the ground system assets used to command and control the satellites as well as receive and process imagery. Pursuant to the System Procurement Agreement through December 31, 2001, ORBIMAGE committed to purchase various satellites, rights and ground systems for approximately $279.9 million, net of $31.0 million to be funded by the U.S. Air Force through a contract with Orbital. The System Procurement Agreement originally called for the OrbView-3 satellite to be constructed and launched before OrbView-4; however, continuing schedule delays resulted in OrbView-4 being constructed and delivered first. ORBIMAGE incurred costs of $4.4 million, $4.8 million and $33.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, under the System Procurement Agreement and currently owes Orbital $4.4 million under that Agreement. Under the System Procurement Agreement, the Company is to pay Orbital $1.5 million upon the successful checkout of OrbView-3. Further, the Company is obligated to pay Orbital annual on-orbit incentive payments based upon operational performance of up to $2.25 million on each of the first five anniversaries of OrbView-3, for a total of $11.25 million.

    The System Procurement Agreement was amended in June 2000 to provide among other things for Orbital to pay ORBIMAGE a $2.5 million cash penalty if OrbView-4 was not launched by May 31, 2001, and an additional $2.5 million cash penalty if neither OrbView-3 nor OrbView-4 was launched by July 31, 2001. Orbital made both launch penalty payments in cash to ORBIMAGE as of December 31, 2001.

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

    Under the Administrative Services Agreement, ORBIMAGE is paying Orbital for office space and other administrative services, as well as certain direct and indirect operating services provided by Orbital. ORBIMAGE incurred costs of approximately $1.4 million, $2.7 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, under the Administrative Services Agreement and currently owes Orbital $2.5 million under that Agreement. The parties have agreed to terminate the Administrative Services Agreement on March 31, 2002.

    In 1998, ORBIMAGE entered into an agreement with MDA, then a Canadian subsidiary of Orbital, under which ORBIMAGE acquired the exclusive worldwide distribution rights for the RadarSat-2 satellite imagery (the "RadarSat-2 License"). Under the RadarSat-2 License, MDA would own and operate the RadarSat-2 satellite, and would provide operations, data reception, processing, archiving and distribution services to ORBIMAGE. ORBIMAGE's acquisition of the RadarSat-2 License was to cost $60.0 million, of which $30.0 million was paid in 1999. The remaining payments were not to exceed $15.0 million in 2001, $10.0 million in 2002 and $5.0 million upon the successful on-orbit checkout of RadarSat-2. The RadarSat-2 License Agreement was terminated on February 9, 2001 and replaced with a new RadarSat-2 Territorial License agreement (the "RadarSat-2 Territorial License"), pursuant to which MDA granted to ORBIMAGE an exclusive territorial license to distribute and sell RadarSat-2 imagery in the United States for $40.0 million. The $30.0 million of RadarSat-2 payments previously remitted to MDA under the original RadarSat-2 License agreement were applied to the $40.0 million license fee under the RadarSat-2 Territorial License. The remaining $10.0 million license fee obligation is to be paid by ORBIMAGE in two equal installments of $5.0 million each on July 2, 2002 and December 31, 2002. If ORBIMAGE is unable to make either installment payment of the remaining license fee obligation, it may lose all rights with respect to the RadarSat-2 Territorial License and have to write off its prior payments of $30 million under the original RadarSat-2 License Agreement. ORBIMAGE is also obligated to pay 60 percent of the operating costs for RadarSat-2, up to a maximum of $6.0 million per year, following the launch of the satellite. Negotiations are ongoing with respect to a new Agreement, but there can be no assurance as to its content or timing. The impact of any financial restructuring or bankruptcy filing are not determinable at present.

    In conjunction with the renegotiation of the RadarSat-2 Territorial License, on February 9, 2001, ORBIMAGE and Orbital entered into a purchase agreement whereby Orbital agreed to purchase receivables from ORBIMAGE in the future for an aggregate purchase price of $10.0 million (the "Purchase Agreement"). Orbital is obligated to make up to two $5.0 million cash purchases of receivables to coincide with the payment dates set forth in the RadarSat-2 Territorial License. Orbital's obligation to make each purchase under the Purchase Agreement is conditioned, among other things, on ORBIMAGE notifying Orbital of its inability to make such payments to MDA due to financial hardship and ORBIMAGE having receivables sufficient to sell to Orbital in the amount of the payment.

    For the year ended December 31, 2001, ORBIMAGE recorded revenue of $0.3 million on contracts with Orbital.

    Two ORBIMAGE directors are also directors of Orbital as noted above.


(5) ASSET LOSS AND IMPAIRMENT CHARGES

    During 2001, ORBIMAGE recorded a $138.0 million charge consisting of $91.5 million related to the unsuccessful launch of OrbView-4, net of insurance recoveries, and $46.5 million related to the impairment of the carrying value of the remaining satellites and related ground stations.

Write-off of OrbView-4 and Application of Insurance Proceeds

    In September 2001, ORBIMAGE purchased insurance coverage for the combined risk of launch, satellite checkout and on-orbit satellite operations with respect to OrbView-4. ORBIMAGE paid $2.8 million to purchase insurance coverage of approximately $13.1 million. An additional $50 million of insurance coverage was purchased by ORBIMAGE on behalf of the senior note holders. One of the members of the informal committee of holders of the senior notes loaned ORBIMAGE the funds necessary to purchase such additional insurance coverage for approximately $12.7 million (the "Bridge Loan"). Interest accrued on the Bridge Loan at an annual rate of 13.625%. ORBIMAGE was also required to pay a 20% commitment fee to the Bridge Loan lender out of the proceeds to be received by the senior noteholders.

    On September 21, 2001, the OrbView-4 satellite suffered a launch failure and did not achieve its intended orbit. Accordingly, ORBIMAGE wrote off the value of OrbView-4 as well as the portion of the ground station assets that were directly related to the operation of OrbView-4. ORBIMAGE wrote off $144.2 million for OrbView-4 and an additional $10.5 million for the related ground station assets. These losses were offset by proceeds from insurance of $63.1 million. The components of the loss are summarized as follows (in thousands):

                       OrbView-4 satellite cost, before insurance premiums and              $125,649
                       commitment fee.................................................
                       Capitalized insurance premiums paid by ORBIMAGE................        2,823
                       Capitalized insurance premiums borrowed under Bridge Loan......       12,749
                       Commitment fee and interest paid under Bridge Loan.............        2,960
                                                                                            -------
                       Total value of Orb-View-4 satellite............................      144,181
                       Ground system assets related to OrbView-4......................       10,503
                                                                                            -------
                       Total value of Orb-View-4 assets...............................      154,684
                       Less:  insurance proceeds......................................      (63,130)
                                                                                            --------
                                 Total asset loss.....................................      $91,554
                                                                                            =======

    ORBIMAGE received $63.1 million of insurance proceeds from the OrbView-4 loss in December 2001. It used $15.7 million of the proceeds to payoff the Bridge Loan, related accrued interest and the commitment fee to the Bridge Loan lender. Additional insurance proceeds of $34.3 million were deposited with the trustee of the senior notes and are reflected on the balance sheet as restricted cash. The use of these proceeds is restricted to debt service payments to the senior noteholders. On February 10, 2002, the senior noteholders received approximately $28.4 million of the proceeds as payment of the outstanding interest on the senior notes. Further, restricted cash of $5.9 million is currently held by the trustee and is expected to be applied as a partial payment to the March 1, 2002 interest obligation on the senior notes. The remaining $13.1 million of the insurance proceeds were classified as unrestricted cash on the balance sheet.

Asset Impairments

    Due to continued delays in the completion of OrbView-3 and RadarSat-2, the entry of competitors in markets served by ORBIMAGE and the potential effect of recent terrorism activities on Federal funding for scientific imagery applications, ORBIMAGE evaluated the recoverability of its remaining satellites and ground station assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, ORBIMAGE adjusted the carrying value of the satellites and related ground station assets to their estimated fair values based on anticipated future discounted cash flows, resulting in the following non-cash impairment charges which were recorded in 2001 (in thousands):

                       Satellites and rights in process...............................     $ 25,880
                       Orb-View-2 license.............................................       14,869
                       Ground system assets...........................................        5,737
                                                                                           --------

                                 Total impairment charge..............................     $ 46,486
                                                                                           ========

(6) Comprehensive Income (Loss)

    For the years ended December 31, 2001, 2000 and 1999, there were no material differences between net loss as reported and comprehensive income (loss).


(7) LOSS PER COMMON SHARE

    The computations of basic and diluted loss per common share were as follows (in thousands, except share data):

                                                                                  YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------
                                                                         2001                2000               1999
                                                                  -----------------   -----------------  -----------------
          Numerator for basic and diluted loss per common share:
             Net loss.........................................       $  (177,046)        $    (9,552)       $    (6,722)
             Preferred stock dividends........................            (3,936)            (14,540)           (13,074)
                                                                     -------------       -----------        -----------
          Loss available to common stockholders...............       $  (180,982)        $   (24,092)       $   (19,796)
                                                                     ===========         ===========        ===========

          Denominator for basic and diluted loss per common
          share -- weighted average shares (1)................        25,214,000          25,214,000         25,214,000


          Loss per common share -- basic and diluted (1)......       $     (7.18)        $     (0.96)       $     (0.79)
                                                                     ===========         ===========        ===========

----------
(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.


(8) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                         2001          2000
                                                     ------------  --------
            Land..................................     $    213      $    213
            Ground system assets..................       29,142        45,908
            Furniture and equipment...............        3,210         2,888
            Leasehold improvements................        1,888         1,878
            Accumulated depreciation and
            amortization..........................      (17,576)      (14,268)
                                                       --------      --------
                      Total.......................     $ 16,877      $ 36,619
                                                       ========      ========

    Depreciation and amortization totaled $3.3 million, $3.4 million and $3.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(9) SATELLITES AND RELATED RIGHTS

    Satellites and related rights consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                        2001          2000
                                                      -----------------------
             In service:
               OrbView-1................              $  12,327     $  12,327
               Accumulated depreciation.                (12,327)      (12,327)

               OrbView-2 License........                 49,674        64,543
               Accumulated amortization.                (34,618)      (27,251)
                                                      ---------     ---------
                                                         15,056        37,292
             Satellites and rights in process            98,761       246,251
                                                      ---------     ---------
                       Total                          $ 113,817     $ 283,543
                                                      =========     =========

    Satellite depreciation and amortization totaled $7.4 million, $8.6 million and $8.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.


(10) INCOME TAXES

    The income tax benefit consisted of the following (in thousands):

                                                                                  YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                               2001           2000          1999
                                                                         --------------------------------------------
                                Current benefit:
                                 U.S. Federal........................         $   --         $   --        $   --
                                 State...............................             --             --            --
                                                                              ------         ------        ------
                                         Total current benefit.......             --             --            --
                                Deferred benefit:
                                 U.S. Federal........................             --             72         3,460
                                 State...............................             --              5           169
                                                                              ------         ------        ------
                                         Total deferred benefit......             --             77         3,629
                                                                              ------         ------        ------
                                         Total benefit for income taxes       $   --         $   77        $3,629
                                                                              ======         ======        ======

    The effective income tax rate varied from the statutory U.S. Federal income tax rate because of the following differences:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                               2001           2000           1999
                                                                         ----------------------------------------
                               U.S. Federal statutory tax rate......          (34.0)%        (34.0)%        (34.0)%
                               State income taxes...................           (2.5)          (2.5)          (1.7)
                               Valuation allowance..................           36.4           37.4             --
                               Other................................            0.1           (1.7)           0.6
                                                                               ----           -----          ----
                               Effective tax rate...................           (0.0)%         (0.8)%         (35.1)%
                                                                               ====           ====           =====



    The primary components of ORBIMAGE's federal deferred tax assets and liabilities were as follows (in thousands):

                                                                              DECEMBER 31,
                                                                           2001           2000
                                                                      -------------  ---------
                                  Deferred tax assets:
                                     Differences in revenue              $ 2,893        $ 5,948
                                  recognition.....................
                                     Net operating loss carry             63,333         15,994
                                  forward.........................
                                     Other........................         2,288            877
                                                                         -------        -------
                                  Deferred tax assets.............        68,514         22,819
                                  Less:  valuation allowance......       (67,993)        (3,600)
                                                                         --------       --------
                                  Net deferred tax assets.........           521         19,219
                                  Deferred tax liabilities:
                                    Differences in the tax
                                  treatment of                               521         19,219
                                                                         -------        -------
                                       Satellites and related rights
                                  Net deferred tax liability......       $    --        $    --
                                                                         =======        =======

    The increase in valuation allowance is principally the result of current year operating losses. Management believes it is more likely than not that its existing deferred tax assets will not be realized. As of December 31, 2001, ORBIMAGE had net operating loss carryforwards totaling $173.7 million, which expire beginning the year ending December 31, 2013. Such net operating loss carryforwards are subject to certain limitations and other restrictions.


(11) SENIOR NOTES

General

    On February 25, 1998, ORBIMAGE issued 150,000 units consisting of senior notes and 1,312,746 warrants for common stock, raising net proceeds of approximately $144.6 million. The gross proceeds of the units offering of $150.0 million were allocated: $142.1 million to the senior notes and $7.9 million to the value of the warrants recorded as a debt discount. On April 22, 1999, ORBIMAGE completed an add-on debt offering of senior notes raising net proceeds of approximately $68.1 million. The debt discount and issuance costs are amortized using the interest method as an adjustment to interest expense over the term of the senior notes resulting in an effective yield of approximately 13.4%. As of December 31, 2001, the senior notes had a fair value of approximately $45 million as estimated by quoted market prices. Interest on ORBIMAGE's senior notes due 2005 accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1.

    At December 31, 2001, ORBIMAGE was in default with regard to the senior notes because ORBIMAGE did not make the scheduled March 1, 2001 and September 1, 2001 interest payments. On February 10, 2002, the senior noteholders received approximately $28.4 million of the insurance proceeds as payment of the outstanding interest on the senior notes, which cured the payment default. This payment included interest on the overdue installments of interest which was payable at a rate of 12.625 percent per annum. The Company intends to make a partial payment of $5.9 million to the senior noteholders in conjunction with the March 1, 2002 semiannual interest payment, but expects to be in default again on its interest obligations under the senior notes by $7.2 million with regard to that payment. The holders of 25% of the face value of either offering of senior notes may accelerate the principal and accrued interest due with respect to their class of senior notes at any time due to an uncured payment default.

Mandatory Redemption

     The senior notes mature on March 1, 2005. ORBIMAGE is not required to make mandatory redemption or sinking fund payments with respect to the senior notes. However, ORBIMAGE may be obligated, under certain circumstances, to make an offer to purchase: (i) all outstanding senior notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages (if any) to the date of purchase, upon a change of control, and (ii) outstanding senior notes with a portion of the net proceeds of certain asset sales at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages (if any) to the date of the purchase.

Covenants

     The indenture for the senior notes restricts, among other things, ORBIMAGE's ability to pay cash dividends.


(12) EMPLOYEE BENEFIT PLAN

      ORBIMAGE's employees participate in the Orbital Imaging Corporation Retirement savings Plan, as amended, a defined contribution plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue code of 1986, as amended. ORBIMAGE's contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors. For the years ended December 31, 2001, 2000 and 1999, ORBIMAGE's contribution expense was $0.2 million, $0.2 million and $0.5 million, respectively.

  LEASES

    Total rental expense under operating leases was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Aggregate minimum rental commitments under non-cancelable operating leases (primarily for office space and equipment) as of December 31, 2001 were as follows (in thousands):


                                         2002                       $   212
                                         2003                           199
                                         2004                           211
                                         2005                           219
                                         2006                           219
                                         Thereafter                     523
                                                                    -------
                                                                    $ 1,583
                                                                    =======

(13) PREFERRED STOCK SUBJECT TO REPURCHASE

    ORBIMAGE has authorized 10,000,000 shares of $0.01 par value preferred stock, of which: (a) 2,000,000 shares of the Series A preferred stock have been authorized, of which 975,349 shares were issued and outstanding as of December 31, 2001; (b) 2,000,000 shares of the Series B preferred stock have been authorized, none of which have been issued and (c) 2,000,000 shares of the Series C preferred stock have been authorized, none of which have been issued.

DIVIDENDS

    The Series A preferred stock is assigned a stated value of $100 per share and is entitled to a cumulative dividend of 12% per annum payable semi-annually on May 1 and November 1 of each year, in cash or, in lieu thereof, payable in-kind in shares of Series A preferred stock on the basis of 120 shares of Series A preferred stock for each 1,000 shares of Series A preferred stock outstanding. To date, all dividends have been paid in-kind. As of December 31, 2001, cumulative preferred stock dividends in arrears totaled 19,507 shares.

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

CONVERSION RIGHTS AND MANDATORY CONVERSION

    The Series A holders have the option, at any time, or from time to time, to convert their Series A preferred stock into fully paid and non-assessable shares of common stock. The number of shares of common stock issued upon such conversion will be determined by multiplying each Series A holder's number of Series A preferred stock by a fraction, the numerator of which is the Series A preferred stock Stated Value and the denominator of which is a conversion price, subject to anti-dilutive adjustments. The per share conversion price is currently $4.17. Mandatory conversion of the Series A preferred stock into shares of common stock shall occur upon the earliest of any one of the following events to take place:

    - the closing, under certain circumstances, of a public offering of the common stock;

    - the culmination of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price; or

    - the proposed sale of no less than 70% of the common stock on a fully diluted basis.

CHANGE OF CONTROL

    Although not redeemable at the option of the holders, ORBIMAGE has certain obligations to the Series A holders upon a "change of control" as deemed in the stock purchase agreement. If a change of control occurs before the latest of:

    -    the successful on-orbit checkout of OrbView-3,

    - the closing of an initial public offering that meets certain criteria, or

    - the end of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price of the Series A preferred stock,

then ORBIMAGE must offer to purchase, subject to the rights of the holders of the senior notes, all outstanding shares of Series A preferred stock for a purchase price of 101% of the liquidation amount of the stock.

    The activity in the preferred stock subject to repurchase was as follows for the years ended December 31, 1999, 2000 and 2001 (dollars in thousands):

                                                                Shares        Amount
            BALANCE AS OF DECEMBER 31, 1998................      687,576    $   78,489
               PREFERRED STOCK DIVIDENDS PAID IN SHARES....       84,985        10,758
               Accrual of preferred stock dividends........            -         2,316
                                                              ----------    ----------
            BALANCE AS OF DECEMBER 31, 1999................      772,561        91,563
               PREFERRED STOCK DIVIDENDS PAID IN SHARES....       95,491        13,916
               Accrual of preferred stock dividends........            -           624
                                                              ----------    ----------
            BALANCE AS OF DECEMBER 31, 2000................      868,052       106,103
               PREFERRED STOCK DIVIDENDS PAID IN SHARES....      107,297         3,235
               Accrual of preferred stock dividends........            -           701
                                                              ----------    ----------
            BALANCE AS OF DECEMBER 31, 2001................      975,349    $  110,039
                                                              ==========    ==========


(14) COMMON STOCK WARRANTS

    In connection with the units offering on February 25, 1998, ORBIMAGE issued 150,000 warrants, which entitle the holders to acquire 1,312,746 shares of ORBIMAGE's common stock. The warrants were exercisable as of December 31, 2001 at a price is $0.01 per share. Each warrant entitles the holder to buy 8.75164 shares of common stock. The warrants expire on March 1, 2005.


(15) STOCK OPTION PLAN

Through ORBIMAGE's stock option plan, as amended (the "Plan"), ORBIMAGE may issue to its employees, Orbital's employees, consultants or advisors incentive or non-qualified options to purchase up to 4,800,000 shares of ORBIMAGE's common stock. Under the Plan, stock options may not be granted with an exercise price less than 85% of the stock's fair market value at the date of the grant as determined by the Board of Directors. ORBIMAGE's options generally vest in one-third increments over either a two-year or a three-year period. The maximum term of an option is 10 years. The following table summarizes the activity relating to the Plan for the years ended December 31, 1999, 2000 and 2001:

                                                                                         WEIGHTED              OUTSTANDING
                                                       NUMBER OF     OPTION PRICE        AVERAGE                   AND
                                                        SHARES         PER SHARE      EXERCISE PRICE           EXERCISABLE
                                                        ------         ---------      --------------           -----------

       OUTSTANDING AS OF DECEMBER 31, 1998......      2,636,500    $   3.60-5.10           $ 3.98               1,181,451
       -----------------------------------------
           Granted...............................       786,323             6.25             6.25
           Exercised.............................            --               --               --
           Canceled or expired...................      (129,251)       4.17-6.25             4.92
                                                       --------      -----------           ------
       OUTSTANDING AS OF DECEMBER 31, 1999......      3,293,572        3.60-6.25             4.48               1,916,611
       -----------------------------------------

           Granted...............................       522,347             7.25             7.25
           Exercised.............................            --               --               --
           Canceled or expired...................      (304,239)       3.60-7.25             5.91
                                                       --------      -----------           ------
       OUTSTANDING AS OF DECEMBER 31, 2000.......     3,511,680        3.60-6.25             4.77               2,510,455
       ------------------------------------------
           Granted...............................       766,619             1.50             1.50
           Exercised.............................            --               --               --
           Canceled or expired...................    (1,259,072)       1.50-7.25             4.39
                                                       ----------     -----------          ------
       OUTSTANDING AS OF DECEMBER 31, 2001.......     3,019,227      $ 1.50-7.25           $ 4.10               2,381,318
       ------------------------------------------      ==========     ===========          ======               =========

    As of December 31, 2001, the weighted average remaining contractual life of the options outstanding was 6.54 years.

    Had ORBIMAGE determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, ORBIMAGE's pro forma net loss and pro forma basic loss per common share would have been approximately $182.1 million and $7.22, respectively, for the year ended December 31, 2001, $11.0 million and $1.01, respectively, for the year ended December 31, 2000 and $7.7 million and $0.82, respectively, for the year ended December 31, 1999. Pro forma diluted loss per common share for the years ended December 31, 2001, 2000 and 1999 would be the same as the pro forma basic loss per share shown above since all potentially dilutive securities are antidilutive and are excluded due to the net loss for each year presented. Pro forma net loss as stated above is not necessarily representative of the effects of reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of the additional stock options in future years.

    ORBIMAGE used the Black-Scholes options pricing model for the year ended December 31, 2001, 2000 and 1999 for options issued to employees and directors to determine the pro forma impact to its net loss. This model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted. The assumptions used to determine the pro forma impact for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                  2001              2000               1999
                                                                  ----              ----               ----

                   Volatility...........................            155.0%             34.0%              30.0%
                   Dividend yield.......................              0.0%              0.0%               0.0%
                   Risk-free interest rate..............              4.5%              6.2%               6.6%
                   Expected average life................         6.0 years         6.0 years          6.0 years
                   Weighted average exercise price per         $     4.18        $     4.77         $     4.48
                   share................................

    The fair value of the options granted to employees and directors during the years ended December 31, 2001, 2000 and 1999 were estimated at $1.42 per share, $3.26 per share and $2.69 per share, respectively. Compensation expense recognized during each of the years ended December 31, 2001, 2000 and 1999 on stock options granted to employees was not material.

(16) INFORMATION ON INDUSTRY SEGMENTS AND MAJOR CUSTOMERS
      ORBIMAGE operated as a single segment for the years ended December 31, 2001, 2000 and 1999. ORBIMAGE recognized revenues related to contracts with the National Aeronautics and Space Administration of approximately $8.7 million, $9.0 million and $9.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing approximately 46%, 37% and 51%, respectively, of total revenues recognized during those years.

                              ORBCOMM GLOBAL, L.P.



                              Financial Statements

            As of and for the Years Ended December 31, 2000 and 1999

                                       and

                        Report of Independent Accountant

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K/A) INTO ANY OF THE COMPANY'S REGISTRATION STATEMENTS.


Report of Independent Public Accountants


To ORBCOMM Global, L.P.:

We have audited the accompanying consolidated balance sheets of ORBCOMM Global, L.P. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Global, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and in February 2001, the Company filed a motion pursuant to the United States Bankruptcy Code to permit the sale of substantially all of its assets or alternatively the orderly liquidation of the Company. Management's plans in regard to these matters are also described in
Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

Vienna, VA
April 12, 2001

                               ORBCOMM GLOBAL, L.P.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                     DECEMBER 31,              DECEMBER 31,
                                                                                         2000                      1999
                                                                                 ---------------------     ---------------------


                                              ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                     $             1,168       $             8,722
    Accounts receivable, net of allowance of $6,306 in 2000 and $237 in 1999                    1,702                     1,264
    Inventory                                                                                       0                    15,964
    Prepaid expenses and other current assets                                                     500                     5,171
    Deferred and prepaid contract costs                                                           525                         0
                                                                                 ---------------------     ---------------------
          Total Current Assets                                                                  3,895                    31,121


Mobile Communications Satellite System and other property,
    plant and equipment, net                                                                    7,000                   346,042
Other assets, net                                                                                   0                     5,543
Investments in and advances to affiliates                                                       1,000                     6,722
Goodwill, net                                                                                       0                       384
                                                                                 ---------------------     ---------------------

          TOTAL ASSETS                                                            $            11,895       $           389,812
                                                                                 =====================     =====================



                                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE
    Accounts payable and accrued liabilities (December 31, 2000 amounts are
       post-petition)                                                             $             2,935       $            20,030
    Accounts payable and accrued liabilities  -  Orbital Sciences Corporation                       0                   107,513
    Notes to Teleglobe Holding Corporation (post-petition)                                     13,720                         0
                                                                                 ---------------------     ---------------------
       Total Current Liabilities Not Subject to Compromise                                     16,655                   127,543

Revenue participation accrued interest                                                              0                     1,520
Long-term debt                                                                                      0                   170,000
Liabilities subject to compromise (pre-petition)                                              291,877                         0
Minority interest (pre-petition)                                                                7,820                         0
                                                                                 ---------------------     ---------------------
          Total Liabilities                                                                   316,352                   299,063

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
    Teleglobe Mobile Partners                                                                (186,373)                   70,079
    Orbital Communications Corporation                                                       (118,084)                   20,670
                                                                                 ---------------------     ---------------------
          Total Partners' Capital (Deficit)                                                  (304,457)                   90,749
                                                                                 ---------------------     ---------------------

          TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $            11,895       $           389,812
                                                                                 =====================     =====================


The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                             (DEBTOR-IN-POSSESSION)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)





                                                                                  YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                                   2000             1999
                                                                            ----------------   ---------------

REVENUES:
    Service and product sales                                                 $       7,797      $      2,772
                                                                            ----------------   ---------------
EXPENSES:
    Cost of product sales                                                            67,226             3,186
    Engineering expenses                                                             20,186            25,492
    Marketing, administrative and other expenses                                     55,705            43,051

    Depreciation                                                                     39,124            47,035
    Loss on impairment of long-lived assets                                         334,837                 0
    Goodwill amortization                                                                36                42
                                                                            ----------------   ---------------
LOSS FROM OPERATIONS                                                               (509,317)         (116,034)

OTHER INCOME AND EXPENSES:
    Interest income                                                                     227               335
    Interest expense and other financial charges                                    (18,537)          (25,866)
    Loss on impairment of investments and loss on sale of affiliates                 (5,196)                0
    Equity in net losses of affiliates                                               (5,671)           (2,983)
                                                                            ----------------   ---------------
LOSS BEFORE REORGANIZATION ITEMS                                                   (538,494)         (144,548)

REORGANIZATION ITEMS:
    Professional fees                                                                  (903)                0
    Write off of debt issuance costs                                                 (3,868)                0
    Interest earned on accumulated cash and cash equivalents during
      Chapter 11 proceedings                                                             38                 0
                                                                            ----------------   ---------------

NET LOSS                                                                           (543,227)         (144,548)

OTHER COMPREHENSIVE INCOME (LOSS):
    Currency translation adjustments                                                    (59)              348
                                                                            ----------------   ---------------

COMPREHENSIVE LOSS                                                            $    (543,286)     $   (144,200)
                                                                            ================   ===============


The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                              YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------
                                                                                  2000               1999
                                                                          ------------------  ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $        (543,227)   $     (144,548)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
      OPERATING ACTIVITIES:
    Items not affecting cash:
      Depreciation                                                                   39,124            47,035
      Amortization                                                                      616             1,084
      Equity in net losses of affiliates                                              5,671             2,983
      Loss on impairment of inventory and other assets                               63,282                 0
      Loss on impairment of long-lived assets                                       334,837                 0
      Loss on impairment of investments and loss on sale of affiliates                5,196                 0
      Write off of debt issuance costs                                                3,868                 0
                                                                          ------------------  ----------------
    Sub-total                                                                       (90,633)          (93,446)
    Net changes in non-cash working capital items:
      Decrease (increase) in accounts receivable                                      1,270            (1,264)
      Increase in inventory                                                          (1,422)           (9,276)
      (Increase) decrease in prepaid expenses and other current assets               (1,364)           (4,923)
      Increase in deferred and prepaid contract costs                                (3,041)                0
      Increase in accounts payable and accrued liabilities                            1,721             4,224
      Increase in revenue participation accrued interest                                  0               921
      Liabilities subject to compromise:
        Increase in accounts payable and accrued liabilities                         11,651                 0
        Decrease in accounts payable and accrued liabilities -
           Orbital Sciences Corporation                                             (23,626)                0
        Increase in deferred revenue                                                  2,067                 0
        Increase in revenue participation accrued interest                              314                 0
                                                                          ------------------  ----------------
      NET CASH USED IN OPERATING ACTIVITIES                                        (103,063)         (103,764)
                                                                          ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (36,370)          (11,867)
    Increase in investments in and advances to affiliates                            (2,386)           (6,874)
    Purchase of investments                                                               0                 0
    Proceeds from sale of investments                                                     0               390
    Proceeds from sale of affiliates                                                    865                 0
    Others                                                                                0               (36)
                                                                          ------------------  ----------------
      NET CASH USED IN INVESTING ACTIVITIES                                         (37,891)          (18,387)
                                                                          ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                           0            (1,190)
    Partners' contributions                                                         120,936           130,159
    Notes from Teleglobe Holding Corporation                                         13,720                 0
    Financing fees paid and other                                                    (1,256)           (1,895)
                                                                          ------------------  ----------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                     133,400           127,074
                                                                          ------------------  ----------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                   (7,554)            4,923

CASH AND CASH EQUIVALENTS:
     Beginning of year                                                                8,722             3,799
                                                                          ------------------  ----------------

CASH AND CASH EQUIVALENTS:
     End of year                                                           $          1,168    $        8,722
                                                                          ==================  ================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                                         $         11,900    $       23,860
                                                                          ==================  ================

     Non-cash capital expenditures and increase in accrued liabilities -
        Orbital Sciences Corporation                                       $              0    $       53,264
                                                                          ==================  ================

     Conversion of Orbital Sciences Corporation accrued liabilities
        to Orbital Communications Corporation partner's capital            $         36,634    $            0
                                                                          ==================  ================


 The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                             (DEBTOR-IN-POSSESSION)
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)





                                                                                       TELEGLOBE MOBILE PARTNERS

                                                                         ------------------------------------------------------
                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                                           PARTNER'S         COMPREHENSIVE
                                                                            CAPITAL             INCOME               TOTAL
                                                                         --------------  ---------------------  ---------------

PARTNERS' CAPITAL,  DECEMBER 31, 1998                                    $      56,520   $                  0   $       56,520
     Capital contributions                                                      85,659                      0           85,659
     Net loss                                                                  (72,274)                     0          (72,274)
     Share of ORBCOMM Japan Ltd.'s currency translation adjustment                   0                    174              174
                                                                         --------------  ---------------------  ---------------

PARTNERS' CAPITAL,  DECEMBER 31, 1999                                           69,905                    174           70,079
     Capital contributions                                                     120,936                      0          120,936
     Net loss                                                                 (368,755)                     0         (368,755)
     Repurchase of Orbital Communications Corporation stock                       (845)                     0             (845)
     Reallocation of partners' capital                                          (7,688)                     0           (7,688)
     Deemed distribution upon contribution of interest in affiliates               (63)                     0              (63)
     Share of ORBCOMM Japan Ltd.'s currency translation adjustment                   0                    (37)             (37)
                                                                         --------------  ---------------------  ---------------

PARTNERS' DEFICIT,  DECEMBER 31, 2000                                     $   (186,510)   $               137    $    (186,373)

                                                                         ==============  =====================  ===============




                                                                           ORBITAL COMMUNICATIONS CORPORATION

                                                                      ---------------------------------------------
                                                                                       ACCUMULATED
                                                                                         OTHER
                                                                        PARTNER'S     COMPREHENSIVE
                                                                         CAPITAL         INCOME          TOTAL           TOTAL
                                                                      --------------  -------------  -------------- --------------

PARTNERS' CAPITAL,  DECEMBER 31, 1998                                  $     48,270   $          0    $     48,270   $    104,790
     Capital contributions                                                   44,500              0          44,500        130,159
     Net loss                                                               (72,274)             0         (72,274)      (144,548)
     Share of ORBCOMM Japan Ltd.'s currency translation adjustment                0            174             174            348
                                                                      --------------  -------------  -------------- --------------

PARTNERS' CAPITAL,  DECEMBER 31, 1999                                        20,496            174          20,670         90,749
     Capital contributions                                                   36,634              0          36,634        157,570
     Net loss                                                              (174,472)             0        (174,472)      (543,227)
     Repurchase of Orbital Communications Corporation stock                    (409)             0            (409)        (1,254)
     Reallocation of partners' capital                                         (132)             0            (132)        (7,820)
     Deemed distribution upon contribution of interest in affiliates           (353)             0            (353)          (416)
     Share of ORBCOMM Japan Ltd.'s currency translation adjustment                0            (22)            (22)           (59)
                                                                      --------------  -------------  -------------- --------------

PARTNERS' DEFICIT,  DECEMBER 31, 2000                                  $   (118,236)   $       152    $   (118,084)  $   (304,457)

                                                                      ==============  =============  ============== ==============



The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     Effective as of January 1, 2000, ORBCOMM entered into an agreement with Teleglobe, Teleglobe Mobile, Orbital and Orbital Communications (the "Omnibus Agreement") pursuant to which Teleglobe Mobile became the Company's sole general partner and majority owner, with an equity interest of approximately 64% as of January 1, 2000 (approximately 68% as of December 31, 2000), and Orbital Communications remained a limited partner, with a minority ownership equity interest of approximately 36% as of January 1, 2000 (approximately 32% as of December 31, 2000).

     On January 26, 2000, Orbital Communications and Teleglobe Mobile each contributed to the Company its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively (the "Merger"). As a result of the Merger, these companies ceased doing business as separate entities and the Company assumed their business operations. The participation interests contributed to ORBCOMM represented net liabilities of $353,000 and $63,000 for ORBCOMM USA and ORBCOMM International, respectively, which have been accounted for as distributions to Orbital Communications and Teleglobe Mobile.

     In February 1999, the Company formed ORBCOMM Investment Corporation, a Delaware corporation, as a wholly owned unrestricted subsidiary for the purpose of making strategic investments in the Company's existing and prospective international service licensees, other service distributors and various third parties. In April 1999, the Company and ORBCOMM Enterprises Corporation, a Delaware corporation and wholly owned subsidiary of the Company, formed ORBCOMM Enterprises, L.P., a Delaware limited partnership ("ORBCOMM Enterprises"), as an unrestricted subsidiary of the Company for the purpose of marketing and distributing the Company's monitoring, tracking and messaging services to customers and developing applications with respect thereto.

   Bankruptcy and Liquidation

     On September 15, 2000, the Company along with seven of its subsidiaries (collectively the "Debtor") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case Nos. 00-3636 through 00-3643). Under Chapter 11, prosecution of certain claims ("Pre-Petition Claims") against the Debtor in existence prior to the filing of the petition for relief are stayed by operation of the Federal bankruptcy laws while the Debtor continues business operations as Debtor-in-Possession and attempts to develop a plan of reorganization. As of December 31, 2000, the Company had not developed its plan of reorganization pursuant to Chapter 11.

     Pre-Petition Claims are reflected in the December 31, 2000, consolidated balance sheet as Liabilities subject to compromise. Additional claims may be determined by the Bankruptcy Court (or agreed by parties in interest) subsequent to the filing date as a result of the Company's rejection of executory contracts, including leases, and allowed claims for contingencies and other disputed amounts, which will also be classified as Liabilities subject to compromise in the consolidated balance sheets. The liabilities in the accompanying consolidated balance sheets do not include all such additional claims which may arise subsequent to December 31, 2000. Claims secured against the Debtor's assets ("Secured Claims") also are stayed by operation of law, although the holders of such claims have the right to move the court for relief from the stay. Secured Claims are secured primarily by liens on the Debtor's property, plant, and equipment.

     In February 2001, the Company filed a motion with the Bankruptcy Court to approve bidding procedures for, and ultimately the sale of, all or substantially all of the Debtor's assets, or alternatively to convert the cases to cases under Chapter 7 of the United States Bankruptcy Code in the event no sale was consummated.

     On February 28, 2001, the Company entered into an asset purchase agreement (the "Agreement") with the bidder that was determined to have made the highest and best bid during the auction process, Advanced Communications Technologies, Inc. ("ACT"). Pursuant to the Agreement, ACT agreed to purchase substantially all the assets of the Company and its subsidiaries excluding cash and cash equivalents on hand and certain other assets including any undrawn Teleglobe Holding Corporation ("Teleglobe Holding") Debtor-in-Possession Financing proceeds (see Note 6) as of the closing date. The sale to ACT was not consummated.

     On April 9, 2001, the Company announced it had reached a tentative asset sale agreement to sell substantially all the assets of the Company and its subsidiaries excluding cash and cash equivalents on hand as of the closing date with International Licensees, LLC ("International Licensees"), subject to finalizing certain terms and conditions, definitive documentation and International Licensees' investors' approval. International Licensees is a consortium consisting of certain international licensees and other business partners of the Company. The consideration to be paid at closing consists of $2,000,000 in cash and a $5,000,000 promissory note to be paid by International Licensees for distribution to Teleglobe Holding. In addition, upon confirmation of a consensual liquidating plan of reorganization, the Company will receive 5% of the equity of a company to be formed by International Licensees to effect the purchase and $6,500,000 of Orbital common stock subject to a valuation mechanism. This consideration will be distributed in accordance with the terms of the liquidating plan of reorganization. The sale is subject to Bankruptcy Court approval. There is no certainty at this time that either the sale to International Licensees will be consummated or that the contemplated liquidating plan of reorganization will be confirmed and consummated.

   The ORBCOMM System Description

   ORBCOMM was formed to develop, construct, operate and market the ORBCOMM System. The space assets currently consist of a constellation of 35 in-orbit satellites, 30 of which are operational and in commercial service at December 31, 2000. The ground and control assets consist of gateways strategically located throughout the world and the facilities to monitor and manage all network elements. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber assets consist of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

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

     In January 2000, Orbital Communications agreed to file an application with the FCC to transfer to the Company the FCC licenses held by Orbital Communications with respect to the ORBCOMM System if an aggregate of $75,000,000 in additional capital contributions or similar equity investments were made to the Company by any entity after January 1, 2000 and provided the Company stays current with its obligations to Orbital. During 2000, capital contributions or similar equity investments exceeding $75,000,000 were made to the Company. However, an application to transfer the FCC licenses to the Company has not yet been filed due to the Company's failure to stay current with its obligations to Orbital. The proposed sale to International Licensees contemplates that, subject to certain conditions, Orbital Communications will transfer the FCC licenses to a company to be formed by International Licensees to hold the FCC licenses.

   Risks and Uncertainties

     In addition to the issues surrounding its bankruptcy filing, the Company's operations are subject to certain risks and uncertainties that are inherent in the satellite communication industry. The Company has suffered recurring losses from operations and has a net partners' capital deficiency. During 2000, adequate funding was not received from Teleglobe or other sources. The Company expects to have continuing losses until completion of the Company's bankruptcy case occurs, at which time the Company expects to dissolve.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

     The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. These statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Prior to the Merger in January 2000 and pursuant to the terms of the relevant partnership agreements: (i) Teleglobe Mobile controlled the operational and financial affairs of ORBCOMM International; and (ii) Orbital Communications controlled the operational and financial affairs of ORBCOMM USA. Since the Company was unable to control, but was able to exercise significant influence over, ORBCOMM International's and ORBCOMM USA's operating and financial policies, the Company accounted for its investments in ORBCOMM International and ORBCOMM USA using the equity method of accounting. Therefore, ORBCOMM's proportionate share of the net income and losses of each of ORBCOMM USA and ORBCOMM International was recorded under the caption "Equity in net losses of affiliates" in its consolidated financial statements. ORBCOMM's investment in each of ORBCOMM USA and ORBCOMM International was carried at cost, and was subsequently adjusted for the proportionate share of the net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates." As a result of the Merger, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations.

       Accordingly, ORBCOMM's consolidated financial statements include ORBCOMM USA's and ORBCOMM International's assets, liabilities and operating revenues and expenses beginning after the Merger. The Merger resulted in non-cash changes in balance sheet accounts as follows (in thousands):

         Increase in accounts receivable                          $       7,281
         Increase in deferred and prepaid contract costs                 38,342
         Increase in accounts payable and accrued liabilities               923
         Increase in deferred revenue                                    47,315

     As of September 15, 2000, the date of the Company's petition for protection under Chapter 11, the Company adopted the financial reporting and accounting policies required for companies operating pursuant to Chapter 11 as prescribed in the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, the Company has classified in the accompanying consolidated balance sheets as of December 31, 2000, liabilities subject to compromise separately from those that are not subject to compromise. The Company has reported separately in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2000, revenues, expenses, gains and losses relating to the reorganization.

     The Company recorded interest expense for the period from January 1, 2000 through September 15, 2000. In accordance with SOP 90-7, interest expense is not recorded during the Chapter 11 proceedings except to the extent that it is probable that it will be allowed. The Company's management does not believe it is probable that interest expense incurred during the Chapter 11 proceedings will be allowed and therefore no interest expense for the period from September 16, 2000 through December 31, 2000 has been recorded. If the Company had recorded interest expense for the period from September 16, 2000 through December 31, 2000, interest expense for the year ended December 31, 2000 would have increased by approximately $6,900,000.

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

   Inventory

     Inventory is stated at the lower of cost or market and primarily consists of subscriber units available for sale to customers. Cost is computed on a specific identification basis.

     During 2000, the Company determined that certain inventory would not be realizable. The Company recorded inventory write-downs aggregating $16,459,000 in 2000, which have been classified as a component of cost of product sales in the accompanying consolidated statements of operations and comprehensive loss.


   Depreciation and Recoverability of Long-Lived Assets

     The Company depreciates its operational assets over their estimated economic useful life using the straight-line method as follows:

      Space segment assets:                               generally 8 years
      Ground segment assets:                              3 to 10 years
      Other property, plant and equipment:                generally 5 years


     The Company's policy is to review its long-lived assets, including its

Mobile Communications Satellite System, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. With regard to satellites, the Company recognizes impairment losses on a satellite-by-satellite basis.

     During 2000, the Company assessed its long-lived assets for impairment and concluded, as a result of certain events, including the Company's Chapter 11 filing, that certain long-lived assets were impaired. The Company recorded an impairment loss of $334,837,000 in 2000 to reduce the carrying value of these long-lived assets to their estimated fair value. The Company's estimate of the fair value was based on the expected proceeds to be received from the sale of the assets of the Company and its subsidiaries.

   Other Assets

     Other assets principally consisted of deferred debt issuance costs. These costs were amortized over the term of the related debt and such amortization was reported as a component of interest expense and other financial charges. As a result of the Chapter 11 filing, the Company recorded a non-cash charge to expense of $3,868,000 for deferred debt issuance costs having no future benefit.

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

     On December 22, 2000, the Company completed the sale of Dolphin Software Services ULC ("DSS"), a wholly owned subsidiary, to Terion Acquisition Corporation ("Terion") for $1,000,000, which was received in 2001. The Company recorded a loss on the sale of $617,000.

     The Company periodically reviews the underlying value of its investments by comparing their carrying amount to their net recoverable amount. The determination of the net recoverable amount consists of evaluating forecasted income and cash flows. Any impairment of such value is written off to expense.

       During 2000, the Company assessed its investments in affiliates for impairment and concluded as a result of certain events, including the Company's Chapter 11 filing, that certain investments in affiliates were impaired. The Company recorded an impairment loss of $4,579,000 in 2000 to reduce the carrying value of these investments in affiliates to their estimated fair value. The Company's estimate of the fair value was based on the expected proceeds to be received from the sale of the assets of the Company and its subsidiaries.

     In January 2001, the Company sold its investment in Aeris Communications, Inc. for $1,000,000. Because the Company had reduced the carrying value of this investment from $3,000,000 to $1,000,000 in 2000, the Company will recognize no gain or loss as a result of the sale in 2001.

   Goodwill

     In 1998, the Company acquired the assets of Dolphin Software Systems, Inc. ("Dolphin"). Goodwill, which represented the excess of costs over the fair value of identifiable assets acquired from Dolphin, was amortized on a straight-line basis over 10 years.

     The Company periodically reviewed the underlying value of its goodwill by comparing its carrying amount to its net recoverable amount. The determination of the net recoverable amount consisted of evaluating forecasted income and cash flows. Any impairment of such value was written off to expense. As a result of the sale of DSS to Terion, all goodwill was written off and included as a component of the $617,000 loss on the sale.

   Partners' Capital (Deficit)

     As of December 31, 1999, Teleglobe Mobile and Orbital Communications were both general and limited partners in the Company and each partner's limited and general partner accounts were combined into one single capital account and presented as such in the consolidated balance sheets and consolidated statements of partners' capital (deficit).

     As of December 31, 2000 and pursuant to the terms of the Omnibus Agreement (see Note 1), the Company's sole general partner and majority owner, Teleglobe Mobile, had an equity interest of approximately 68% and the limited partner, Orbital Communications, had a minority ownership equity interest of approximately 32%.

     Revenue Recognition

     Prior to January 1, 2000, revenue from product sales was generally recognized when products were shipped or when customers accepted the products, depending on contractual terms. Service revenues were generally recognized when services were rendered. License fees from service license or similar agreements were generally accounted for as deferred revenues and recognized ratably over the term of the agreements.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued "Staff Accounting Bulletin No. 101, Revenue Recognition" ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB No. 101 in 2000, effective January 1, 2000. As a result, revenues from product sales and activation of subscriber units are accounted for as deferred revenues and recognized ratably over the expected customer life, generally 5 years.

     Revenues from gateway sales and service license and other similar agreements are accounted for as deferred revenues and recognized ratably over the life of the related service license or similar agreements. The impact of adopting SAB No. 101, including cumulative effect, was not material to the Company's 2000 results of operations.

       The cumulative effect of adopting SAB No. 101 as of January 1, 2000 was to defer $4,549,000 of revenues primarily from gateway sales of ORBCOMM International (resulting from related revenues of $23,638,000 and related costs of $19,089,000), which was merged with the Company on January 26, 2000.

   Foreign Currency Translation

     The Company has determined the functional currency of its Canadian subsidiaries, DSS and ORBCOMM Canada Inc. ("ORBCOMM Canada") (together the "Canadian Subsidiaries"), to be the U.S. dollar. Consequently, the Canadian subsidiaries' financial statements are remeasured into U.S. dollars on the following basis:

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

     Exchange gains/losses resulting from the remeasurement process are reported on the consolidated statements of operations and comprehensive loss under "Interest expense and other financial charges."

   Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded by the Company within the accompanying consolidated financial statements.

   Stock Based Compensation

     ORBCOMM and its subsidiary, ORBCOMM DIS Corporation, formerly known as Dolphin Information Services, Inc., ("DIS"), account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and provide pro forma net income (loss) data for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. ORBCOMM and DIS elected to continue to apply the provisions of APB No. 25 and to provide the pro forma disclosure in accordance with the provisions of SFAS No. 123.

   Segment Information

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's revenues are primarily derived from customers in the United States. The Company's operations for 2000 and 1999 constitute a single segment.

Reclassification of Prior Years' Balances

     Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation.


(3)    MOBILE COMMUNICATIONS SATELLITE SYSTEM AND OTHER PROPERTY, PLANT AND
       EQUIPMENT

     The Mobile Communications Satellite System and other Property, Plant and Equipment consist of the following assets:


                                                                                     DECEMBER 31,
                                                                                    (IN THOUSANDS)
                                                                         --------------------------------------
                                                                               2000                 1999
                                                                         ------------------   -----------------

       Space segment assets ........................................     $         378,752    $        350,771
       Ground segment assets .......................................                49,990              50,064
       Other property, plant and equipment .........................                20,725              16,841
                                                                         ------------------   -----------------
       Total .......................................................               449,467             417,676
       Less: accumulated depreciation and loss on impairment .......              (442,467)            (71,634)
                                                                         ------------------   -----------------
       Total, net ..................................................     $           7,000   $         346,042
                                                                         ==================   =================


     During construction of the Mobile Communications Satellite System, the Company capitalized substantially all construction costs. The Company also capitalized a portion of the engineering direct labor costs that related to hardware and system design and development and coding of the software products that enhance the operation of the Mobile Communications Satellite System. For the year ended December 31, 1999, $559,000 of such costs were capitalized (none for the year ended December 31, 2000).


(4)    LIABILITIES SUBJECT TO COMPROMISE

     As of December 31, 2000, Liabilities subject to compromise consist of the following (in thousands):


        Accounts payable and accrued liabilities               $     17,104
        Deferred revenue                                             41,804
        Accounts payable and accrued liabilities - Orbital
           Sciences Corporation                                      47,253
        Long-term debt (see Note 5)                                 170,000
        Revenue participation accrued interest                        1,834
        Accrued interest on long-term debt                           13,882
                                                               -------------
                                                               $    291,877
                                                               =============

(5)      LONG-TERM DEBT

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 through September 15, 2000 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile and Orbital Communications, and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the Merger. The guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The Indenture governing the Notes contains certain financial covenants providing for, among other things, limitations on payments and cash transfers between the credit parties and Teleglobe and Orbital, limitations on transactions between ORBCOMM and its affiliates, limitations on the incurrence of additional indebtedness and restrictions on the sale of ORBCOMM's assets. The Indenture also imposes limitations governing the conduct of ORBCOMM's business and creates restrictions relating to ORBCOMM's investment activities. On August 15, 2000, due to the limited amount of funds available, the Company failed to pay an $11,900,000 interest payment due on the Notes. As a result of the Company's nonpayment of interest and failure to successfully restructure the Notes by September 14, 2000, the last day of the grace period permitted by the Notes' terms, the Notes were in default. On April 5, 2001, the Indenture Trustee for the Notes made demand upon Teleglobe Mobile and Orbital Communications for the amounts due and owing on the Notes.


(6)    RELATED PARTY TRANSACTIONS

     The Company paid Orbital $54,474,000 (including $41,460,000 paid pursuant to the Omnibus Agreement as described below)and $537,000 for the years ended December 31, 2000 and 1999, respectively. Payments were made for work performed or services provided pursuant to the ORBCOMM System Design, Development, and Operations Agreement dated as of September 12, 1995 (the "1995 Procurement Agreement"), the ORBCOMM System Procurement Agreement dated as of February 1, 1999 (the "1999 Procurement Agreement"), the Administrative Services Agreement (the "Administrative Services Agreement") dated as of January 1, 1997 (for provision of ongoing administrative support to the Company), and a Sublease Agreement dated as of February 15, 1998 for office space in Sterling, Virginia. The Administrative Services Agreement was terminated as of May 19, 2000, at the same time that the Company signed two additional Sublease Agreements with Orbital for office space in Dulles, Virginia. Teleglobe, as the guarantor under one of these Sublease Agreements, paid $1,445,000 in 2000 to Orbital on the Company's behalf. Additionally, as of December 31, 2000 and 1999, Orbital deferred invoicing $40,753,000 and $91,300,000, respectively, under the Company's 1995 and 1999 Procurement Agreements with Orbital. As of December 31, 2000, the Company also accrued an additional $6,500,000 under the 1995 Procurement Agreement, which is due in installments from 2001 to 2005. As of December 31, 1999, the Company accrued an additional $16,213,000 under the 1995 Procurement Agreement and the Administrative Services Agreement.

     Pursuant to the Omnibus Agreement, the Company made arrangements to settle the $91,300,000 of deferred invoiced amounts as of December 31, 1999, and during the year ended December 31, 2000, the following transactions took place:

     - On January 26, 2000, ORBCOMM paid $41,460,000 to Orbital. The funds for this payment came from an equity contribution to ORBCOMM made on that date by Teleglobe Mobile,

     - On March 3, 2000, Orbital invoiced ORBCOMM $33,082,000 and simultaneously assigned such invoice to Orbital Communications. Orbital Communications subsequently requested that ORBCOMM convert, and ORBCOMM converted, the full amount of this invoice into an equity contribution to ORBCOMM, and

     - The parties agreed that the remaining $16,758,000, together with accrued interest, would be paid by ORBCOMM to Orbital in two equal installments on each of March 31, 2001, and June 30, 2001. The payment due on March 31, 2001 has not been paid, and this liability has been included with the Company's liabilities subject to compromise under the caption "Accounts payable and accrued liabilities - Orbital Sciences Corporation" (see Note 4).

     In addition, in January 2000, Orbital Communications requested that ORBCOMM convert, and ORBCOMM converted, into an equity contribution to ORBCOMM $2,962,000 of invoices due to Orbital Communications pursuant to the Administrative Services Agreement and previously accrued by ORBCOMM as of December 31, 1999.

     As of May 19, 2000, pursuant to the Omnibus Agreement, Teleglobe sold to ORBCOMM the business of ORBCOMM Canada, a majority owned subsidiary of Teleglobe and ORBCOMM's international licensee for Canada, and Orbital sold to ORBCOMM the net assets of Orbital's GEMtrak division, which ORBCOMM has operated since March 1999. As required for transactions between related parties, ORBCOMM recorded the assets and liabilities acquired in both transactions using their carryover basis. In connection with the purchase of ORBCOMM Canada, the Company assumed ORBCOMM Canada's obligations related to $7,404,000 of preferred stock of ORBCOMM Canada held by Teleglobe and Meder Communications, which is owned by a previous officer of ORBCOMM. Such preferred stock is reflected on ORBCOMM's consolidated balance sheets under the caption "Minority Interest."

     Certain provisions of the partnership agreement among ORBCOMM, Teleglobe Mobile, and Orbital Communications require ORBCOMM to reimburse Orbital Communications for Orbital Communications' repurchase of certain shares of Orbital Communications' common stock issued pursuant to the Orbital Communications' 1998 Stock Option Plan (the "Stock Option Plan"). For the years ended December 31, 2000 and 1999, ORBCOMM reimbursed Orbital Communications $1,254,000 and $0, respectively, under the Stock Option Plan.

       On September 25, 2000, the Company entered into a credit facility with Teleglobe Holding ("Debtor-in-Possession Financing" or "DIP") permitting the Company to borrow up to an aggregate principal amount not to exceed $17,000,000 (the "Note to Teleglobe Holding"). The Note to Teleglobe Holding bears an interest rate of 17% per annum and is fully and unconditionally guaranteed on a joint and several basis by the Company and certain of its subsidiaries. As amended on October 10, 2000, the DIP matured on March 31, 2001. In connection with the proposed asset sale to International Licensees, Teleglobe Holding has agreed to extend the maturity of the DIP. As of December 31, 2000, the outstanding balance under the DIP was $13,720,000, which included $170,000 of accrued interest.

     The Company paid ORBCOMM Canada, $1,335,200 and $494,000 for the years ended December 31, 2000 and 1999, respectively, pursuant to a consulting agreement dated March 18, 1998, in consideration for services provided by employees of ORBCOMM Canada.

     Effective January 1, 1999, the Company commenced allocating to ORBCOMM USA and ORBCOMM International their respective share of expenses incurred by the Company on behalf of ORBCOMM USA and ORBCOMM International. For the year ended December 31, 1999, the Company allocated to ORBCOMM USA and ORBCOMM International $8,944,000 of expenses. As discussed in Note 2, in 2000, the companies ceased doing business as separate entities. Therefore, no expenses were allocated to ORBCOMM USA and ORBCOMM International for the year ended December 31, 2000.

     In May 1999, ORBCOMM USA transferred approximately $700,000 of its product development assets associated with the marketing and distribution of the Company's monitoring, tracking and messaging services and associated applications to ORBCOMM Enterprises, an entity formed by the Company to distribute value-added products and services using the ORBCOMM System.

     The Company sold an aggregate of $1,212,000 of products to ORBCOMM USA and ORBCOMM International for the year ended December 31, 1999.


(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, receivables, prepaid expenses and accounts payable and accrued liabilities approximates fair value since all such instruments are short-term in nature. Fair value for the Company's long-term debt is determined based on quoted market rates or other information. The table below compares the carrying and the fair value of the Company's long-term debt as of December 31, 2000 and 1999.


                                          DECEMBER 31, 2000              DECEMBER 31, 1999
                                            (IN THOUSANDS)                 (IN THOUSANDS)
                                       ----------------------       -----------------------
                                             CARRYING                      CARRYING
                                        AMOUNT     FAIR VALUE         AMOUNT     FAIR VALUE
                                        ------     ----------         ------     ----------
Long-term debt.....................   $170,000      $  6,150        $170,000       $115,600


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

     In 1999, 709,325 shares of the Corporation's common stock were granted (none in 2000) under the Equity Plan, of which 473,900 and 65,375 were subsequently cancelled as of December 31, 2000 and 1999, respectively. All of these options have been granted at an exercise price of $14.97, which price represented the fair market value of the Corporation's common stock on the date of grant. As of December 31, 2000 and 1999, none of these options were exercisable and the weighted average remaining contractual life of these options was 8.67 and 9.67 years, respectively.

     In 1998, DIS adopted the Dolphin Information Services, Inc. 1998 Stock Option Plan (the "DIS Plan"). The DIS Plan provided for grants of incentive or non-qualified stock options to purchase DIS common stock to officers, employees and outside directors of DIS, the Company and their respective affiliates. Under the terms of the DIS Plan, incentive stock options could not be granted at less than 100% of the fair market value of DIS common stock at the date of grant and non-qualified stock options could not be granted at less than 85% of the fair market value of DIS common stock at the date of grant. The options vested at a rate set forth in each individual option agreement, generally in full three years from the date of grant, subject to acceleration under certain conditions. The following table summarizes information regarding options under the DIS Plan:




                                                      NUMBER OF         OPTION PRICE PER
                                                        SHARES                 SHARE
                                                   -----------------    -------------------

Outstanding as of December 31, 1998                       1,237,500                  $0.08
Granted                                                     278,000                  $1.00
                                                   -----------------
Outstanding as of December 31, 1999                       1,515,500            $0.08-$1.00
Cancelled                                                (1,515,500)           $0.08-$1.00
                                                   -----------------
Outstanding as of December 31, 2000                              0                     N/A
                                                   =================

     As of December 31, 1999, all stock options had been granted at the fair market value of DIS common stock on the date of grant and none were exercisable. No stock options were granted in 2000. The weighted average remaining contractual life of the outstanding stock options was 8.98 years as of December

31, 1999.


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

     This information and the assumptions used for 2000 and 1999 for the Equity Plan and the DIS Plan are summarized as follows:



                            ADDITIONAL SHARES             WEIGHTED-AVERAGE FAIR VALUE        RISK-FREE
                      AVAILABLE AS OF DECEMBER 31,          PER SHARE AT GRANT DATE        INTEREST RATE
                      ----------------------------          -----------------------        -------------
                         2000           1999                  2000         1999           2000        1999
                         ----           ----                  ----         ----           ----        ----

     ORBCOMM          1,329,950         856,050                N/A        $14.97           N/A        5.61%

     DIS                    N/A       1,484,500                N/A         $0.25           N/A        5.61%



     The assumed volatility, dividend yield and average expected life was 30%, zero percent and 4.5 years, respectively, for the Equity Plan for the year ended December 31, 2000 and for both plans for the year ended December 31, 1999.

     Had the Company determined compensation cost based on the fair value at the grant date for the stock options in accordance with the fair value method prescribed by SFAS No. 123, the Company's net loss would have been $543,241,000 and $144,795,000 for the years ended December 31, 2000 and 1999, respectively.


(10)     EMPLOYEE SAVINGS PLAN

     The Company maintains the ORBCOMM Retirement Savings Plan (the "Plan"), which is a 401(k) profit sharing plan. All U.S. employees who are scheduled to work 1,000 hours or more in a consecutive 12-month period are eligible to participate in the Plan on their dates of employment. Employees may contribute 15% of eligible compensation to the Plan and the Company matches 100% of the amount contributed by each employee up to 4% of such compensation. In addition, the Plan contains a discretionary contribution component, pursuant to which the Company may make an additional annual contribution to the Plan. As of December 31, 1999, Company contributions vested over a five-year period from the employee's date of employment. Subsequent to year end 1999, the vesting period was shortened to three years.

     Company contributions (both the Company matching contribution and the annual discretionary contribution) for the years ended December 31, 2000 and 1999 were $969,000 and $1,227,000, respectively.


(11)     COMMITMENTS AND CONTINGENCIES

   1999 Procurement Agreement

     Under the 1999 Procurement Agreement with Orbital, as amended, the Company was to purchase, at a minimum, among other things, 14 additional satellites, two satellite propulsion rings and two separate Pegasus launch vehicles at a total cost not to exceed $107,000,000. As of December 31, 2000, the Company's remaining obligation under this agreement is approximately $63,000,000.
Lease Commitments

     The Company leases facilities and equipment under agreements classified as operating leases. Rental expense for 2000 and 1999 was $3,703,000 and $2,227,000, respectively, of which $2,097,000 and $815,000, respectively, represents rental expense charged to the Company by Orbital as part of the Administrative Services Agreement and the Sublease Agreements. The future minimum rental payments under non-cancelable operating leases currently in place are as follows:



         PERIODS                                                                  IN THOUSANDS
         -------                                                                  ------------

         2001.................................................................    $       3,053
         2002.................................................................            2,981
         2003.................................................................            2,992
         2004.................................................................            2,908
         2005.................................................................            2,312
         Thereafter...........................................................           21,210
                                                                                  -------------
            Total minimum lease commitments...................................    $      35,456
                                                                                  =============

     Pursuant to the protections afforded under the Federal bankruptcy laws, the Company is entitled to reject certain leases to which it is a party, subject to certain guidelines and restrictions. In connection with a sale of substantially all of the Company's assets, a buyer generally may request the Company to assume and assign to the buyer any ongoing operating leases the buyer desires to retain in connection with its purchased assets. Where possible, the Company expects to reject any leases not so retained by a buyer.

   Contingencies

     From time to time, the Company is involved in claims from licensees or potential licensees. While the outcome of these matters is uncertain, in management's opinion, there will be no material adverse impact on the financial condition or results of operations of the Company as a result of such claims.

                       ORBITAL COMMUNICATIONS CORPORATION



                              Financial Statements

                 As of and for the Year Ended December 31, 1999

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K/A) INTO ANY OF THE COMPANY'S REGISTRATION STATEMENTS.



                    Report of Independent Public Accountants

 To the Board of Directors and Stockholders of Orbital Communications Corporation:

    We have audited the accompanying consolidated balance sheet of Orbital Communications Corporation (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Communications Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring net losses, has a net stockholders' deficiency, during 2000 wrote off substantially all of its investment in ORBCOMM Global, L.P. and was notified in April 2001 by certain creditors of ORBCOMM Global, L.P. of their demand for $170 million of amounts due and owing pursuant to guarantees made by the Company. Management's plans in regard to these matters are also described in Note 10. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP
Vienna, VA February 3, 2000 (except with respect to the matters discussed in
Note 10, as to which the date is April 12, 2001)

                       ORBITAL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    DECEMBER 31, 1999
                                                     ASSETS
  CURRENT ASSETS:
       Cash and cash equivalents                                          $      10
       Accounts receivable and other current assets                             830
                                                                          ---------
             Total Current Assets                                               840
  Investments in affiliates                                                  30,699
                                                                          ---------
             TOTAL ASSETS                                                 $  31,539
                                                                          =========

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

  LIABILITIES:
  Accounts payable and other accrued liabilities - current                $     270
  Due to parent and affiliates - non-current                                173,358
                                                                          ---------
            Total Liabilities                                               173,628
  Non-controlling interest in net assets of consolidated                     (8,656)
 subsidiary
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' DEFICIT:
       Common stock, par value $0.01:
         8,000,000 shares authorized:
         4,818,892 shares issued;
          4,713,620 shares outstanding                                           48
       Additional paid-in capital                                               732
       Treasury stock, at cost, 105,272 shares                               (1,193)
       Accumulated deficit                                                 (133,020)
                                                                          ---------
            Total Stockholders' Deficit                                    (133,433)
                                                                          ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  31,539
                                                                          =========

    See accompanying footnotes to the consolidated financial statements.


                       ORBITAL COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                        YEAR ENDED DECEMBER 31, 1999
 SERVICE AND PRODUCT SALES                                        $  2,126
 EXPENSES:
   Costs of sales                                                      584
   Marketing, administrative and other expenses                      6,541
                                                                  --------
           Total expenses                                            7,125
                                                                  --------
 LOSS FROM OPERATIONS                                               (4,999)
 OTHER INCOME AND EXPENSES:
   Equity in net losses of affiliates                              (69,914)
   Non-controlling interest in net losses of
 consolidated
      subsidiary                                                     2,360
                                                                  --------
 NET LOSS                                                         $(72,553)
                                                                  ========

    See accompanying footnotes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                                                 1999
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                                      $(72,553)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
       Items not affecting cash:
           Equity in net losses of affiliates                                                                    69,914
           Non-controlling interest in net loses of consolidated subsidiary                                      (2,360)
                                                                                                               --------
   SUB-TOTAL                                                                                                     67,554
Net change in non-cash working capital items:
           Decrease (increase) in accounts receivable and other current assets                                      417
           Increase (decrease) in accounts payable and other accrued liabilities                                   (617)
                                                                                                               --------
           NET CASH USED IN OPERATING ACTIVITIES                                                                 (5,199)
                                                                                                               --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in affiliates                                                                                    (44,502)
                                                                                                               --------
           NET CASH USED IN INVESTING ACTIVITIES                                                                (44,502)
                                                                                                               --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock to employees                                                                 280
    Purchases of treasury stock                                                                                    (260)
    Repayments of promissory notes                                                                                    0
    Net borrowings from parent and affiliates                                                                    49,681
                                                                                                               --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                                             49,701
                                                                                                               --------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                            0
 CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                                              10
                                                                                                               --------
 CASH AND CASH EQUIVALENTS:
    End of period                                                                                              $     10
                                                                                                               ========


Non-Cash Transaction: As discussed in note 7 of the accompanying footnotes, during 1999, 9700 common shares were repurchased for cash of $260,000 and a promissory note of $163,000.

               See accompanying notes to consolidated financial statements.

                                      ORBITAL COMMUNICATIONS CORPORATION
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       COMMON STOCK            ADDITIONAL
                                                                 -----------------------         PAID-IN
                                                                  SHARES          AMOUNT         CAPITAL
                                                                 ---------       -------      -----------
                            BALANCE, DECEMBER 31, 1998          4,783,892            48             452
                        ------------------------------
                               Shares issued to employees          35,000             0             280
                               Treasury stock purchased                 0             0               0
                              Net loss                                  0             0               0
                                                                 ---------         ----           -----
                            BALANCE, DECEMBER 31, 1999           4,818,892         $ 48           $ 732
                        ------------------------------           =========         ====           =====





                                                            TREASURY STOCK              ACCUMULATED
                                                       ------------------------           EARNINGS
                                                       SHARES            AMOUNT           DEFICIT            TOTAL
                                                       ------            ------         -----------          -----
                BALANCE, DECEMBER 31, 1998             95,572               (770)          (60,467)          (60,737)
            ------------------------------
                   Shares issued to employees               0                  0                 0               280
                   Treasury stock purchased             9,700               (423)                0              (423)
                  Net loss                                  0                  0           (72,553)          (72,553)
                                                       -------           -------         ---------         ---------
                BALANCE, DECEMBER 31, 1999             105,272           $(1,193)        $(133,020)        $(133,433)
            ------------------------------             =======           =======         =========         =========


            See accompanying footnotes to the consolidated financial statements

                       ORBITAL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF OPERATIONS

     Organization

     Orbital Communications Corporation ("Orbital Communications") is a majority owned and controlled subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, Orbital Communications and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). As of December 31, 1999, each of Orbital Communications and Teleglobe Mobile is a 50% general partner in ORBCOMM, and ORBCOMM is a 98% general partner in each of the two marketing partnerships. Additionally, Orbital Communications is a 2% general partner in ORBCOMM USA, and Teleglobe Mobile is a 2% general partner in ORBCOMM International. Directly and indirectly, as of December 31, 1999 Orbital Communications holds and controls 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively. In January 2000, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations (see note 9).

     Pursuant to the terms of the relevant partnership agreements, and prior to the merger referred to in note 9, as of December 31, 1999: (i) Orbital Communications and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM; (ii) Orbital Communications controls and consolidates the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since Orbital Communications is unable to control, but is able to exercise significant influence over ORBCOMM's and ORBCOMM International's operating and financial policies, Orbital Communications accounts for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting.

     In April 1999, ORBCOMM formed ORBCOMM Enterprises, L.P. ("ORBCOMM Enterprises"), a Delaware limited partnership for the purpose of marketing and distributing ORBCOMM's monitoring, tracking and messaging services to customers and developing applications with respect thereto. In May 1999, ORBCOMM USA transferred approximately $700,000 of its assets to ORBCOMM Enterprises.

     The ORBCOMM System Description

     ORBCOMM was formed to develop, construct, operate and market the ORBCOMM low-Earth orbit ("LEO") satellite data communication system (the "ORBCOMM System"). The ORBCOMM System is comprised of three operational segments: (i) a space segment consisting of a 35 LEO satellites, 26 of which were in commercial service at December 31, 1999; (ii) a ground and control segment consisting of a network control center, which serves as the global control for the satellites' gateway Earth stations which send signals to and receive signals from the satellites, and (iii) a subscriber segment consisting of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

     Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). Orbital Communications has received licenses from the FCC granting Orbital Communications full operational authority for the ORBCOMM System. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with the entities that become international licensees. In January 2000, Orbital Communications agreed to transfer the FCC licenses if certain events occur (see Note 9).

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Preparation of Consolidated Financial Statements

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Orbital Communications and ORBCOMM USA. All material transactions and accounts between consolidated entities have been eliminated.

     Revenue Recognition

     ORBCOMM USA provides subscriber unit hardware to commercial customers. Revenues from product sales are recognized when products are shipped or when customers have accepted the products, depending on contractual terms. Service revenues are recognized when service is rendered.

     Income Taxes

     Orbital Communications is included in Orbital's consolidated Federal income tax returns. Orbital Communications determines its provision for income taxes as if it were filing on a separate return basis. Orbital Communications recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Investments in Affiliates and Recoverability of Long-Lived Assets

     Orbital Communications uses the equity method of accounting for its investments in, and equity in earnings (losses) of, affiliates, in which Orbital Communications has the ability to significantly influence, but not control the affiliates' operations. In accordance with the equity method of accounting, Orbital Communications' carrying amount of an investment in an affiliate is initially recorded at cost and is increased to reflect its proportionate share of the affiliate's income and is reduced to reflect its proportionate share of the affiliate's losses. Orbital Communications' investment is also increased to reflect contributions to, and decreased to reflect distributions from, the affiliate. Any excess of the amount of Orbital Communications' investment over the amount of Orbital Communications' underlying equity in each affiliate's net assets is amortized over a period of 20 years.

     Orbital Communications' policy is to review its long-lived assets, including its investments in affiliates, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Orbital Communications recognizes an impairment loss when the sum of expected future cash flows is less than the carrying amount of the asset.

     Fair Value of Financial Instruments

     The carrying value of Orbital Communications' current assets and current liabilities approximate fair value since all such instruments are short-term in nature.

     Stock Based Compensation

     Orbital Communications accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to: (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and provide pro forma net income (loss) data for employee stock option grants as if the fair-value-based method as defined in SFAS 123 had been applied. Orbital Communications has elected to continue to apply the provisions of APB 25 and to provide the pro forma disclosure in accordance with the provisions of SFAS 123.

(3)  INVESTMENTS IN AFFILIATES

     At December 31, 1999, Orbital Communications had approximately $30,699,000 in investments in affiliates relating to ORBCOMM and ORBCOMM International. At December 31, 1999, ORBCOMM had $389,812,000 in total assets, $299,063,000 in total liabilities and $90,749,000 of total partners' capital, respectively. ORBCOMM recorded $2,772,000 in revenues and $144,548,000 in net losses for the year ended December 31, 1999. The difference between Orbital Communications' investment in ORBCOMM and the amount of Orbital Communications' underlying equity in ORBCOMM is primarily due to ORBCOMM accounting for its interests in ORBCOMM USA using the equity method of accounting, while Orbital Communications consolidates its interests in ORBCOMM USA. Based on the amended terms of the Partnership Agreement as explained in note 9, and its current assessment of the overall business prospects of the ORBCOMM System, Orbital Communications currently believes its investments in ORBCOMM and ORBCOMM International are fully recoverable. If in the future, the ORBCOMM business is not successful, Orbital Communications may be required to expense part or all of its investments.

(4)  RELATED PARTY TRANSACTIONS

     Orbital Communications obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing arrangement. As of December 31, 1999, Orbital Communications owed Orbital $154,973,000, none of which is currently payable. As of December 31, 1999, Orbital Communications owed ORBCOMM $393,000.

     ORBCOMM USA currently obtains all of its funding from ORBCOMM via a non-interest bearing intercompany borrowing arrangement. As of December 31, 1999, ORBCOMM USA owed ORBCOMM $17,992,000. This liability was extinguished in connection with the merger described in note 9.

(5)  INCOME TAXES

     Orbital Communications had no current or deferred provision for income taxes for the year ended December 31, 1999.

     The differences between the actual taxes and taxes computed at the U.S. Federal income tax rate are summarized as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                                 1999
                                                                 ----
                          U.S. Federal statutory rate             (35%)
                          Change in valuation allowance            35%
                                                                  ---
                          Effective rate                            0%
                                                                  ===

      The tax effects of significant temporary differences are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                       (IN THOUSANDS)
                                                                                            1999
                                                                                   -----------------------
                          Deferred Tax Asset:
                               Net operating loss carryforward and other                  $ 72,902
                               Valuation allowance                                         (48,870)
                                                                                          --------
                                         Tax assets net                                     24,032
                            Deferred Tax Liabilities:
                               Book/Tax differences attributable to partnership items      (24,032)
                                                                                          --------
                                         Net deferred tax assets                          $      0
                                                                                          ========

     Orbital Communications provides a valuation allowance against its net deferred tax assets given the trend of taxable losses in prior years.

(6)  COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 senior unsecured notes due in 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM system revenues. The Notes are fully and unconditionally guaranteed on a joint and several basis by Orbital Communications and Teleglobe Mobile and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the merger described in note 9. The guarantees are non-recourse to Orbital Communications' shareholders (including Orbital) and Teleglobe Mobile's partners (including Teleglobe).

(7)  STOCK OPTION PLAN

     Orbital Communications adopted a stock option plan in 1992 (the "Orbital Communications Plan"). The Orbital Communications Plan provides for grants of incentive and non-qualified stock options to officers and employees of Orbital Communications, ORBCOMM, ORBCOMM USA, ORBCOMM International and Orbital to purchase Orbital Communications' common stock. Under the terms of the Orbital Communications Plan, incentive stock options may not be granted at less than 100% of the fair market value at the date of grant and non-qualified options may not be granted at less than 85% of the fair market value of Orbital Communications common stock at the date of grant as determined by Orbital Communications' Board of Directors. The options vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-fourth increments over a four-year period following the date of grant.

     Certain provisions of the Orbital Communications Plan require Orbital Communications to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options. The total amount of cash for stock repurchases and promissory note repayments is restricted to $1,000,000 per year, in accordance with the terms of the Notes (See Note 6). During 1999, Orbital Communications repurchased 9,700 common shares, by paying $260,000 in cash. A promissory note of $163,000 was issued in 1999 in connection with the repurchase of the 9,700 common shares.

     Orbital Communications' Board of Directors is required to determine the fair value of Orbital Communications' common stock semiannually in March and September. The Board of Directors has not yet determined the fair value of the common stock as of September 1999, to be used in its offer to repurchase shares. The price that will eventually be used may be contested by certain shareholders. The maximum number of shares that may be repurchased is approximately 43,000. The aggregate repurchase amount is not expected to exceed $2,000,000, however, the maximum amount that would be paid is limited to $1,000,000 per year as described in the preceding paragraph.

     The following two tables summarize information regarding options under the Orbital Communications Plan for the last year:


                                                      NUMBER                     OPTION PRICE
                                                     OF SHARES                     PER SHARE
                                                   --------------------------------------------------------

                        OUTSTANDING AT
                            DECEMBER 31, 1998       1,004,830       $   1.50          -           $  39.75

                               Granted                 36,000       $  39.75          -           $  43.67
                               Exercised              (35,000)      $   1.50          -           $  26.50
                               Canceled or Expired   (287,825)      $   4.00          -           $  43.67
                                                     --------       --------                      --------
                        OUTSTANDING AT
                            DECEMBER 31, 1999         718,005       $   1.50          -           $  43.67
                                                     ========       ========                      ========




                                                                   WEIGHTED          OUTSTANDING
                                                                    AVERAGE              AND
                                                                EXERCISE PRICE       EXERCISABLE
                                                                --------------       -----------
                                 OUTSTANDING AT
                                       DECEMBER 31, 1998            $ 20.40           520,864

                                          Granted                   $ 43.34
                                          Exercised                 $  8.02
                                          Canceled or Expired       $ 27.84
                                                                    -------
                                 OUTSTANDING AT
                                       DECEMBER 31, 1999            $ 19.18            531,739
                                                                    =======            =======



                                                                                      OPTIONS OUTSTANDING
                                                        ------------------------------------------------------------------------
                                                                 NUMBER                WEIGHTED AVERAGE
                      RANGE OF                                 OUTSTANDING                 REMAINING           WEIGHTED AVERAGE
                   EXERCISE PRICES                          AT DEC. 31, 1999           CONTRACTUAL LIFE         EXERCISE PRICE
----------------------------------------------------    ------------------------  -------------------------- -------------------
                    $ 1.50 -           $  4.00                   217,040                     2.83                     $  2.41
                    $ 5.25 -           $ 25.00                   144,790                     4.56                     $ 14.44
                     $ 26.50                                     235,500                     7.83                     $ 26.50
                    $39.75 -           $43.67                    120,675                     8.48                     $ 40.72
                    --------           ------                    -------                     ----                     -------
                    $ 1.50 -           $ 43.67                   718,005                     5.77                     $ 19.18
                    ========           =======                   =======                     ====                     =======



                                                                                  OPTIONS EXERCISABLE
                                                                  ---------------------------------------------
                                                                           NUMBER
                                   RANGE OF                              EXERCISABLE          WEIGHTED AVERAGE
                                EXERCISE PRICES                       AT DEC. 31, 1999         EXERCISE PRICE
               -----------------------------------------------    ------------------------  -------------------
                                $ 1.50 -          $  4.00                  217,040                   $  2.41
                                $ 5.25 -          $ 25.00                  139,165                   $ 14.01
                               $ 26.50                                     145,709                   $ 26.50
                               $ 39.75 -          $ 43.67                   29,825                   $ 39.75
                               ---------          -------                  -------                   -------
                                $ 1.50 -          $ 43.67                  531,739                   $ 14.14
                                ========          =======                  =======                   =======




(8)  STOCK BASED COMPENSATION

     Orbital Communications uses the Black-Scholes option-pricing model to determine the pro forma impact of stock option grants under SFAS 123 on Orbital Communications' net loss. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted. This information and the assumptions used in the option pricing model for 1999 is as follows: volatility 30%; dividend yield, zero percent; average expected life, 4.5 years; risk free interest rate, 5.6%, additional shares available, 308,750, and weighted-average exercise price per option grant, $43.34.

     Had the company determined compensation cost based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, Orbital Communications' net loss would have been $72,885,000 for the year ended December 31, 1999.

(9)  SUBSEQUENT EVENTS

     Effective as of January 1, 2000, Orbital Communications entered into an agreement with ORBCOMM, Teleglobe, Orbital, and Teleglobe Mobile pursuant to which:

    - Teleglobe Mobile became ORBCOMM's sole general partner and majority owner, with an interest of approximately 64% as of January 1, 2000; and

    - Orbital Communications remained as a limited partner to ORBCOMM, with a minority ownership interest of approximately 36% as of January 1, 2000.

    On January 26, 2000, Orbital Communications and Teleglobe Mobile contributed to ORBCOMM its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively. As a result of this contribution, these companies ceased doing business as separate entities and ORBCOMM assumed their business operations.

    Orbital Communications agreed to file an application with the FCC to transfer to ORBCOMM the FCC licenses held by Orbital Communications with respect to the ORBCOMM low-Earth orbit satellite system if ORBCOMM has paid all amounts invoiced under the 1995 and 1999 procurement agreements between Orbital and ORBCOMM, and if an aggregate of $75,000,000 of additional capital contributions or similar equity investments is made to ORBCOMM by an entity after January 1, 2000.

(10) ADDITIONAL SUBSEQUENT EVENTS

MEMORANDUM OF UNDERSTANDING

    In August 2000, Teleglobe, Teleglobe Mobile, Orbital, ORBCOMM and Orbital Communications entered into a Memorandum of Understanding ("MOU"). The MOU provided for, among other things, that:

    - ORBCOMM devote commercially reasonable efforts to implement a new business plan agreed to by the parties,

    -   Orbital continue discussions with potential investors in ORBCOMM,

    - ORBCOMM work with its creditors to restructure its debt in a manner consistent with the business plan and to take such other steps as may be appropriate in the event that ORBCOMM and its partners decide to pursue a filing under Chapter 11 of the United States Bankruptcy Code, and,

    - an affiliate of Teleglobe provide an aggregate of $17,000,000 of interim debt financing to ORBCOMM, a portion of which will be provided in the form of a secured loan and the remainder of which will be provided in a form to be determined by Teleglobe.

The FCC licenses held by Orbital Communications Corporation have not been transferred to ORBCOMM.

ORBCOMM BANKRUPTCY, LITIGATION AND OCC WRITE-OFF OF INVESTMENT IN ORBCOMM

     On September 15, 2000, ORBCOMM along with seven of its subsidiaries (collectively the "Debtor") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case Nos. 00-3636 through 00-3643). As a result of ORBCOMM's Chapter 11 filing, Orbital Communications recorded a charge in the third quarter of 2000 to write off its investment in ORBCOMM. As of December 31, 2000, ORBCOMM had not developed its plan of reorganization pursuant to Chapter 11.


    In February 2001, ORBCOMM filed a motion with the Bankruptcy Court to approve bidding procedures for, and ultimately the sale of, all or substantially all of the Debtor's assets, or alternatively to convert the cases to cases under Chapter 7 of the United States Bankruptcy Code in the event no sale was consummated.

    On February 28, 2001, ORBCOMM entered into an asset purchase agreement (the "Agreement") with the bidder that was determined to have made the highest and best bid during the auction process, Advanced Communications Technologies, Inc. ("ACT"). Pursuant to the Agreement, ACT agreed to purchase substantially all the assets of ORBCOMM and its subsidiaries excluding cash and cash equivalents on hand and certain other assets including any undrawn Teleglobe Holding Corporation ("Teleglobe Holding") Debtor-in-Possession Financing proceeds as of the closing date. The sale to ACT was not consummated.

    On April 9, 2001, ORBCOMM announced it had reached a tentative asset sale agreement to sell substantially all of its assets and its subsidiaries excluding cash and cash equivalents on hand as of the closing date with International Licensees, LLC ("International Licensees"), subject to finalizing certain terms and conditions, definitive documentation and International Licensees' investors' approval. International Licensees is a consortium consisting of certain international licensees and other business partners of ORBCOMM. The consideration to be paid at closing consists of $2,000,000 in cash and a $5,000,000 promissory note to be paid by International Licensees for distribution to Teleglobe Holding. In addition, upon confirmation of a consensual liquidating plan of reorganization, ORBCOMM will receive 5% of the equity of a company to be formed by International Licensees to effect the purchase and $6,500,000 of Orbital common stock subject to a valuation mechanism. This consideration will be distributed in accordance with the terms of the liquidating plan of reorganization. The sale is subject to Bankruptcy Court approval. There is no certainty at this time that either the sale to International Licensees will be consummated or that the contemplated liquidating plan of reorganization will be confirmed and consummated.

     On September 14, 2000, ORBCOMM was in default on $170,000,000 of its 14% Series B Senior Notes with Revenue Participation Interest (the "Notes") due 2004. On April 5, 2001, the indenture trustee for the Notes made demand upon Orbital Communications Corporation for the amounts due and owing on the Notes. Orbital Communications will not be able to make these payments.

In addition to ORBCOMM's bankruptcy, the write-off of Orbital Communication's investment in ORBCOMM and the demand for payment from ORBCOMM's creditors related to the $170,000,000 Notes, Orbital Communications has incurred recurring net losses and has a net stockholders' deficit which raises substantial doubt about Orbital Communication's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

          4.7                Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company's Report on Form 8-A filed on November 2, 1998).

          10.1               Loan and Security Agreement by and among Orbital Sciences Corporation, the lenders that are signatories hereto and Foothill Capital Corporation, as the
                             Arranger and Agent dated March 1, 2002 (previously filed).


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

          10.4               Lease Agreement by and between Boston Properties Limited Partnership and
                             Orbital Sciences Corporation dated May 18, 1999 (previously filed).

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

          21                 Subsidiaries of the Company (previously filed).

          23.1               Consent of PricewaterhouseCoopers LLP (transmitted herewith).






          99.1                Written Statement of Chairman and Chief Executive Officer
                              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
                              1350) (transmitted herewith).

          99.2                Written Statement of Vice Chairman and Chief Financial Officer
                              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
                              1350) (transmitted herewith).

         The consent of Arthur Andersen LLP, the former independent public accountants for the registrant's former unconsolidated subsidiary, ORBCOMM Global, L.P. as of December 31, 2000 and 1999 and for the years then ended, and the registrant's subsidiary, Orbital Communications Corporation, as of December 31, 1999 and for the year then ended, could not be obtained after reasonable efforts and, accordingly, is being omitted pursuant to Rule 437a promulgated under the Securities Act of 1933, as amended. The absence of a consent from Arthur Andersen may limit recovery by investors on certain claims. In particular, and without limitation, investors will not be able to assert claims against Arthur Andersen under Section 11 of the Securities Act. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen's provision of auditing and other services to us) may be limited as a practical matter due to the recent events surrounding that firm.

----------

     *   Management Contract or Compensatory Plan or Arrangement.