Form 10-Q/A
period 2002-09-30
ORBITAL SCIENCES CORP /DE/
filed 2003-02-21
CIK 820736

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

(8)  Comprehensive Income

     Comprehensive income and associated differences are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Computation of comprehensive income (loss):
et income (loss), as reported	$1,635	$5,617	$(4,407)	$50,622
Translation adjustments	—	—	—	7,487
Unrealized gains on investments	—	(18,300)	—	(335)

Comprehensive income (loss)	$1,635	$(12,683)	$(4,407)	$57,774

Accumulated differences between net income, as reported, and comprehensive loss:
Beginning of period	$—	$18,300	$—	$(7,152)
Translation adjustments	—	—	—	7,487
Unrealized gains on investments	—	(18,300)	—	(335)

End of period	$—	$—	$—	$—

(9)  Stock-Based Compensation

     In July 2002, the company issued 200,000 restricted shares of common stock to an officer of the company. In connection with the issuance, the company recorded $1.1 million of deferred compensation in stockholders’ equity that is being amortized to compensation expense over the restriction period.

(10)  Investments in and Transactions with ORBIMAGE

     The company uses the equity method of accounting for its ownership interest in Orbital Imaging Corporation (“ORBIMAGE”). Through June 2001, the company recognized 100% of ORBIMAGE’s losses, including preferred stock dividends, in allocated share of losses of affiliate in the accompanying 2001 statement of operations. The company ceased recognizing ORBIMAGE losses as of July 1, 2001. As of both September 30, 2002 and December 31, 2001, recognized losses exceeded the company’s investment in ORBIMAGE by $40.6 million and such amount is reported as “allocated losses of affiliate in excess of cost of investment” on the accompanying condensed consolidated balance sheets. The disposition of the $40.6 million balance is dependent upon the future of ORBIMAGE as an entity, and could include, among other outcomes, a full or partial reversal of this balance from future earnings of ORBIMAGE. Alternatively, it is contemplated that the full amount may ultimately be reversed in the event that, at a minimum, Orbital were to divest its equity ownership in ORBIMAGE and the company were to cease to have any associated legal obligations (see Note 12). Any such reversal would be reported as credit to non-operating income.

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

     Both the Revolver and the indenture governing the Notes contain covenants limiting the company’s ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition on the payment of cash dividends. The indenture prohibits the payment of cash dividends if, after such payment, Orbital could not incur additional indebtedness pursuant to a debt incurrence ratio defined in the indenture, or if the aggregate amount of cash dividends, along with other restricted payments, were to exceed 50% of Orbital’s aggregate consolidated net income for the period plus net cash proceeds received from issuances of stock. In addition, the Revolver contains financial covenants with respect to maintenance of earnings before interest expense, tax, depreciation and amortization (EBITDA), backlog, capital expenditures and available cash. As of September 30, 2002, the company was in compliance with the covenants contained in the Revolver and the indenture.

     Orbital’s 100% owned subsidiary, Orbital International, Inc., has fully and unconditionally guaranteed the Notes. Orbital International, Inc. had no independent assets or operations during the three years ended December 31, 2001 and the nine months ended September 30, 2002. No other subsidiary of Orbital has guaranteed the Notes.

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

(13)  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and second, to measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for the company beginning in 2002, and is required to be applied as of January 1, 2002. The company completed the first step of the goodwill impairment test during the second quarter of 2002 and identified and disclosed a potential impairment of goodwill. During the third quarter of 2002, the company completed the second step of the goodwill impairment test and as a result, recorded an impairment loss of $13.8 million in its electronic systems segment to write off the remaining net book value of goodwill in this segment. The impairment loss was determined based on a comparison of the fair value of the company’s electonic systems reporting unit to its carrying value, including goodwill. The fair value of the company’s electronic systems reporting unit, and the resulting implied fair value of goodwill, were estimated after consideration of letters of interest in respect of purchase offers received by the company in early 2002 during its attempts to sell the electronic systems business. The impairment loss was recorded as a January 1, 2002 cumulative effect of a change in accounting.

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

Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2002 and 2001

     Revenues – Our consolidated revenues were $134.8 million and $91.0 million in the third quarters of 2002 and 2001, respectively, and $391.0 million and $294.4 million for the nine months ended September 30, 2002 and 2001, respectively. Revenues increased in the quarter and nine months ended September 30, 2002 as compared to the same periods in 2001 primarily due to substantial revenue growth in our launch vehicle business. Our satellite and related space systems business also contributed to the increase for the quarter and nine months ended September 30, 2002. Decreased revenues in our electronic systems segment during the quarter and nine months ended September 30, 2002 partially offset these increases as compared to the same periods of 2001.

     Gross Profit – Our consolidated gross profit was $21.1 million and $12.2 million in the third quarters of 2002 and 2001, respectively, and $61.8 million and $29.4 million for the nine months ended September 30, 2002 and 2001, respectively. Gross profit in the quarter and nine months ended September 30, 2002 increased as compared to the same periods in 2001 primarily as a result of increased profits in our launch vehicle business and our satellite and related space systems business. Decreased profitability in our electronic systems segment partially offset these increases in the quarter and nine months ended September 30, 2002 as compared to the same periods in 2001.

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

     Research and Development Expenses – Research and development expenses were $1.4 million and $2.1 million in the third quarters of 2002 and 2001, respectively, and $3.0 million and $6.3 million for the nine months ended September 30, 2002 and 2001, respectively. In the quarter and nine months ended September 30, 2002, these expenses decreased compared to the same periods in 2001 primarily due to completion of development activity on two advanced programs and lower expenditures on certain satellite programs, offset partially by increased Taurus launch vehicle development.

     Selling, General and Administrative Expenses – Selling, general and administrative expenses were $13.9 million and $25.5 million in the third quarters of 2002 and 2001, respectively, and $40.5 million and $48.6 million for the nine months ended September 30, 2002 and 2001, respectively. Selling, general and administrative expenses decreased in the third quarter of 2002 as compared to the same period in 2001 primarily as a result of (i) a $4.9 million provision for unoccupied office space and facility sublease losses, and (ii) a $4.3 million provision for estimated unrecoverable amounts related to the OrbView-4 satellite construction program, both recorded in the third quarter of 2001. Selling, general and administrative expenses decreased for the nine months ended September 30, 2002 as compared to the same period in 2001 primarily as a result of the aforementioned third quarter 2001 items, partially offset by the benefit in the second quarter of 2001 of a favorable $3.4 million contract adjustment on the previously terminated X-34 contract.

     Goodwill Amortization – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, which is effective for Orbital beginning in 2002, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. Accordingly, the amortization of goodwill was discontinued as of January 1, 2002. Goodwill amortization expense was $1.5 million and $4.5 million for the quarter and nine months ended September 30, 2001, respectively.

     Interest Expense – Interest expense was $2.6 million higher in the third quarter of 2002 as compared to the same quarter in 2001 primarily due to the accrual of interest beginning in August 2002 on our new 12% second priority secured notes and the acceleration of amortization of $1.1 million in debt issuance costs related to our $25 million term loan that was paid off during the third quarter of 2002. Interest expense decreased $7.4 million for the nine months ended September 30, 2002 as compared to the same period in 2001 primarily due to higher average borrowings in 2001 and interest expense related to a vendor financing agreement. Interest expense in 2001 also included $2.6 million of fees related to an amendment of our prior credit facility.

     Other income, net – Other income, net was $0.6 million and $3.7 million in the third quarters of 2002 and 2001, respectively, and $1.7 million and $4.7 million for the nine months ended September 30, 2002 and 2001, respectively. In the third quarter of 2002, other income, net was comprised primarily of interest income. In the third quarter of 2001, it included $3.5 million of insurance proceeds related to the BSAT-2b satellite launch failure in July 2001. Additionally, other income, net included foreign currency gains and technology license fees in the nine months ended September 30, 2002, and included interest income in the nine months ended September 30, 2001.

     Allocated Share of Losses of Affiliate – In the nine months ended September 30, 2001, we recognized $19.0 million, or 100%, of ORBIMAGE’s losses and preferred stock dividends, as allocated share of losses of affiliate. We ceased recognizing ORBIMAGE’s losses effective July 1, 2001. Additionally, $0.9 million of other adjustments related to our interest in ORBIMAGE were reported as allocated shares of losses of affiliate in the nine months ended September 30, 2001.

     Provision for Income Taxes – We did not record an income tax expense in the quarter or nine months ended September 30, 2002 due to the availability of net operating loss carry forwards. We did not record an income tax benefit in the quarter or nine months ended September 30, 2001 related to the loss for those periods because such benefit could not be reasonably assured from future operating results.

     Income (Loss) from Continuing Operations – Our consolidated income from continuing operations for the third quarter of 2002 was $0.8 million, a $17.0 million improvement relative to the third quarter of 2001. This improvement was due to significantly improved operating results, offset partially by higher interest expense and a reduction in other non-operating income. For the first nine months of 2002, income from continuing operations increased to $8.5 million compared to a $64.1 million loss in the comparable 2001 period. This increase was primarily due to improved operating results and lower interest expense in 2002 in addition to the absence of allocated share of losses of an affiliate, which totaled $20.0 million in 2001.

     Discontinued Operations – We reported $0.9 million of income in the quarter and nine months ended September 30, 2002 related to close out activities associated with previously discontinued operations. We reported net income of $21.9 million and $114.7 million for the quarter and nine months ended September 30, 2001, respectively, related to divested businesses.

     Cumulative Effect of Change in Accounting – In connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in the third quarter of 2002 we recorded an impairment loss of $13.8 million in our electronic systems segment as a January 1, 2002 cumulative effect of a change in accounting.

     Net Income (Loss) – Net income was $1.6 million and $5.6 million in the third quarters of 2002 and 2001, respectively. Net income (loss) was $(4.4) million and $50.6 million for the nine months ended September 30, 2002 and 2001, respectively.

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

     Launch Vehicles and Advanced Programs – Revenues in this segment increased in the quarter and nine months ended September 30, 2002 as compared to the same periods of 2001 primarily as a result of work on our missile defense booster vehicle program under a multi-year contract with The Boeing Company. Additionally, revenue in the quarter and the nine months ended September 30, 2002 increased as a result of continuing progress on several suborbital and target programs and a new space launch vehicle contract for an international customer. A net reduction in other space launch vehicle revenues partially offset these increases in revenue.

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

     Satellites and Related Space Systems – Revenues from satellites and related space systems increased in the third quarter of 2002 as compared to the third quarter of 2001 due to increased revenue in all of our major product lines. Geosynchronous satellite revenues increased primarily due to production work on three new satellites orders received in late 2001, offset partially by the absence in the third quarter of 2002 of revenues related to the N-STARc geosynchronous spacecraft delivered in June 2002 and launched in July 2002. Science and technology satellite revenues increased primarily as a result of production work on a new satellite order received in early 2002.

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

     Electronic Systems – Revenues from electronic systems decreased in the third quarter of 2002 as compared to the same quarter in 2001 primarily as a result of decreased revenues on various existing contracts, partially offset by revenues earned on contracts awarded in late 2001 and early 2002.

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

     Corporate and Other – Corporate and other includes the elimination of intercompany revenues. The reduction in such eliminations in the nine months ended September 30, 2002 as compared to the same period in 2001 is due primarily to the absence in 2002 of intercompany work associated with the terminated X-34 contract.

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

     Both the Revolver and the indenture governing the Notes contain covenants limiting our ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition on the payment of cash dividends. The indenture prohibits the payment of cash dividends if, after such payment, we could not incur additional indebtedness pursuant to a debt incurrence ratio defined in the indenture, or if the aggregate amount of cash dividends, along with other restricted payments, were to exceed 50% of our aggregate consolidated net income for the period plus net cash proceeds received from issuances of stock. In addition, the Revolver contains financial covenants with respect to maintenance of earnings before interest expense, tax, depreciation and amortization (EBITDA), backlog, capital expenditures and available cash. As of September 30, 2002, we were in compliance with the covenants contained in the Revolver and the indenture.

     Our 100% owned subsidiary, Orbital International, Inc., has fully and unconditionally guaranteed the Notes. Orbital International, Inc. had no independent assets or operations during the three years ended December 31, 2001 and the nine months ended September 30, 2002. No other subsidiary of Orbital has guaranteed the Notes.

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

Recent Accounting Pronouncements

     SFAS No. 142, “Goodwill and Other Intangible Assets,” was issued in June 2001. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and second, to measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for us beginning in 2002, and is required to be applied as of January 1, 2002. We completed the first step of the goodwill impairment test during the second quarter of 2002 and identified and disclosed a potential impairment of goodwill. During the third quarter of 2002, we completed the second step of the goodwill impairment test and as a result, recorded an impairment loss of $13.8 million in our electronic systems segment to write off the remaining net book value of goodwill in this segment. The impairment loss was determined based on a comparison of the fair value of the company’s electonic systems reporting unit to its carrying value, including goodwill. The fair value of the company’s electronic systems reporting unit, and the resulting implied fair value of goodwill, were estimated after consideration of letters of interest in respect of purchase offers received by the company in early 2002 during its attempts to sell the electronic systems business. The impairment loss was reported as a January 1, 2002 cumulative effect of a change in accounting.

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

In August 2002, we received an invoice from our former subsidiary, MacDonald, Dettwiler and Associates Ltd. (“MDA”), seeking payment of $5.0 million alleged to be due and owing under an agreement among Orbital, Orbital Imaging Corporation and MDA, as described in further detail in Note 12 to the unaudited financial statements filed in Part I of this Quarterly Report on Form 10-Q/A. In September 2002, we filed a complaint in the United States District Court for the Eastern District of Virginia against MDA seeking a declaratory judgment that Orbital is not obligated to make any payments to MDA.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – A complete listing of exhibits required is given in the Exhibit Index.

(b)	Reports on Form 8-K.

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

ORBITAL SCIENCES CORPORATION

DATED: February 21, 2003	By:	/s/	David W. Thompson

David W. Thompson Chairman of the Board and Chief Executive Officer

DATED: February 21, 2003	By:	/s/	Garrett E. Pierce

Garrett E. Pierce Vice Chairman and Chief Financial Officer

CERTIFICATION

I, David W. Thompson, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Orbital Sciences Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 21, 2003
/s/ David W. Thompson David W. Thompson Chairman and Chief Executive Officer

CERTIFICATION

I, Garrett E. Pierce, Vice Chairman and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Orbital Sciences Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 21, 2003
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