Form 10-Q/A
period 2002-03-31
ORBITAL SCIENCES CORP /DE/
filed 2003-03-07
CIK 820736

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

                                EXPLANATORY NOTE

          This Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 is being filed solely for the purpose of amending the footnote to the Exhibit Index hereto and the footnote to Exhibit 10.2, filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ORBITAL SCIENCES CORPORATION


DATED: March 6, 2003                    By:     /s/ Garrett E. Pierce
                                             ----------------------------------
                                             Garrett E. Pierce
                                             Vice Chairman and
                                             Chief Financial Officer


                                 CERTIFICATIONS

     I, David W. Thompson, the Chairman and Chief Executive Officer of Orbital Sciences Corporation (the "Company"), certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of the Company; and

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.



     Date: March 6, 2003                    /s/ David W. Thompson
                                            ------------------------------------
                                            David W. Thompson
                                            Chairman and Chief Executive Officer


     I, Garrett E. Pierce, the Vice Chairman and Chief Financial Officer of Orbital Sciences Corporation (the "Company"), certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of the Company; and

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     Date: March 6, 2003               /s/ Garrett E. Pierce
                                       -----------------------------------------
                                       Garrett E. Pierce
                                       Vice Chairman and Chief Financial Officer

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

10.1              Orbital Sciences Corporation 1997 Stock Option and Incentive
                  Plan, as amended through April 25, 2002 (previously filed).*

10.2 Purchase Contract, dated as of March 27, 2002 by and between Orbital Sciences Corporation and The Boeing Company
                  (transmitted herewith).**

10.3              Letter Agreement, dated December 4, 2001 by and between
                  Orbital Sciences Corporation and The Boeing Company
                  (previously filed).

99.1 Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (transmitted herewith).

99.2 Certification of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (transmitted herewith).

--------------
*  Management Compensatory Plan
** Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission along with a letter from the Missile Defense Agency stating that such redacted text is classified pursuant to Rule 0-6 of the Securities Exchange Act of 1934.