Form 10-K
period 2002-12-31
ORBITAL SCIENCES CORP /DE/
filed 2003-03-12
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14279

ORBITAL SCIENCES CORPORATION

(Exact name of registrant as specified in charter)

Delaware	06-1209561
(State or Other Jurisdiction of Incorporation or Organization of Registrant)	(I.R.S. Employer Identification No.)

21839 Atlantic Boulevard, Dulles, Virginia	20166 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(703) 406-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The New York Stock Exchange
Warrants to Subscribe for Common Stock	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒     No  ☐

     The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on March 5, 2003 was approximately $262,885,715. The registrant has no non-voting common equity.

     As of March 5, 2003, 45,707,136 shares of the registrant’s Common Stock were outstanding.

     Portions of the registrant’s definitive proxy statement to be filed on or about March 21, 2003 are incorporated by reference in Part III of this report.

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital is a trademark of Orbital Sciences Corporation; and OrbView and ORBIMAGE are registered service marks of Orbital Imaging Corporation.

PART I

Item 1. Business

Background

   We design, develop, manufacture and operate small space systems for U.S. government agencies and for global commercial and scientific customers. We define small space systems to include the following major product lines:

•	Suborbital rockets that are used as target and boost vehicles for missile defense systems;

•	Small-class launch vehicles that place satellites weighing up to 3,000 lbs. into low-Earth orbit;

•	Geosynchronous Earth orbit, or GEO, communications satellites weighing up to 5,000 lbs.; and

•	Low-Earth orbit, or LEO, satellites weighing up to 5,000 lbs. which are used for communications, remote sensing, scientific and military missions.

   Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of two entities established in 1982 and 1983, Space Systems Corporation and Orbital Research Partners, L.P., respectively.

   Since inception, it has been our general strategy to develop and expand a core integrated business of space systems technologies and products focused on the design and manufacturing of lightweight rockets, small satellites and other space systems intended to capitalize on increasing commercial and governmental uses of space. In 2002, we successfully performed 12 space missions, made substantial progress in continuing to implement operational efficiencies and successfully completed critical financing efforts. As a result of our expertise in designing, developing, manufacturing and operating a broad range of small space systems, we believe we are well positioned to capitalize on the growing demand for small space systems in missile defense, military and intelligence operations, and commercial communications programs, and to take advantage of continuing government-sponsored initiatives for space-based scientific research and planetary exploration.

Description of Orbital’s Products and Services

   Our products and services are grouped into three reportable segments that are described more fully below: launch vehicles and advanced programs, satellites and related space systems and electronic systems. Our business is not seasonal. Customers that accounted for 10% or more of our consolidated revenues in 2002 were The Boeing Company, the U.S. Department of Defense (“DoD”) and PanAmSat Corporation.

   Launch Vehicles and Advanced Programs. We developed and produce the Pegasus, Taurus and Minotaur space launch vehicles that place small satellites into low-Earth orbit. Our Pegasus launch vehicle is launched from our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads to orbit. The ground-launched Minotaur launch vehicle combines Minuteman II rocket motors with our Pegasus technology to launch payloads into low-Earth orbit. Since 1990, the Pegasus, Taurus and Minotaur rockets have performed a total of 40 launches, including a successful Pegasus launch in January 2003. We carried out one Pegasus mission in 2002, which was successful. We did not conduct any Taurus or Minotaur missions in 2002.

   We also design and produce suborbital launch vehicles that place payloads into a variety of high-altitude trajectories, but unlike space launch vehicles, do not place payloads into orbit around the Earth. Our suborbital launch products include suborbital vehicles and their principal subsystems, as well as payloads carried by such vehicles. Various branches of the U.S. military and the U.S. Missile Defense Agency (“MDA”) typically use our suborbital launch vehicles as targets for defense-related applications such as ballistic missile interceptor and related experiments. In March 2002, we received a contract from Boeing to develop and build a ground-launched interceptor boost vehicle for the Missile Defense Agency’s Ground-based Midcourse Defense System program pursuant to which our boost vehicle, a modified version of our Pegasus rocket, would be used as a major operational element in the U.S. national missile defense system were such a system to be deployed. Since 1982, we have performed 118 suborbital missions, including nine successful missions in 2002 and one successful mission so far in 2003.

   Our launch technology has also been the basis for several other advanced space and suborbital programs, including supporting efforts to develop technologies that could be applied to reusable launch vehicles, space maneuvering vehicles, hypersonic aircraft and missiles and missile defense systems. For example, since the late 1990s, we have been developing the Hyper-X hypersonic research launcher for the National Aeronautics and Space Administration (“NASA”) and designing advanced space launchers for NASA and the U.S. Air Force. In January 2003, we were selected by the U.S. Air Force to combine surplus government Peacekeeper ballistic missile equipment with Pegasus and Taurus launch vehicle technology to conduct space and suborbital launch missions over the next 10 years. In a follow-on to an existing contract, the U.S. Air Force also selected us to continue to provide similar services using surplus Minuteman rocket motors.

   Customers that accounted for 10% or more of our launch vehicles and advanced programs segment revenues in 2002 were Boeing, DoD and NASA.

   Satellites and Related Space Systems. We design and manufacture spacecraft, including LEO and GEO satellites and planetary (or “deep space”) spacecraft for communications, remote sensing, scientific and military missions. Since 1982, we have built and delivered 86 satellites for various commercial and governmental customers for a wide range of communications, broadcasting, remote imaging, scientific and military missions. In 2002, our next-generation small GEO satellite platform was launched and successfully completed on-orbit checkout.

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

   Customers that accounted for 10% or more of our satellites and related space systems segment revenues in 2002 were PanAmSat and the Broadcasting Satellite System Corporation, a Japanese company.

   Electronic Systems. Our transportation management systems division develops and produces fleet management systems that are used primarily by metropolitan mass transit operators in the United States. We combine global positioning satellite vehicle tracking technology with terrestrial wireless communications to help transit agencies manage public bus and light rail systems. Major customers for our transportation management systems include the metropolitan mass transit authorities in Chicago, Houston, Denver, Philadelphia, Phoenix, Baltimore, Washington, DC, Atlanta, Los Angeles, Santa Clara, Oakland, San Mateo (California) and Las Vegas, a number of smaller state and municipal transit systems, and private vehicle fleet operators.

Competition

   We believe that competition for sales of our products and services is based on performance, other technical features, reliability, price, scheduling and customization, and we believe that we compete favorably on the basis of these factors.

   There is currently no primary domestic competition for the Pegasus and Taurus launch vehicles. Competition for Pegasus and Taurus could come from various Russian and other international launch vehicles. Our primary competitors in the suborbital launch vehicle product line are Lockheed Martin, L-3 Communications and Space Vector Corporation. Our primary competition for the missile defense interceptor boost vehicle that we are building under our contract with Boeing comes from Lockheed Martin.

   Our GEO communications satellite products primarily compete with products produced by Boeing, Lockheed Martin, Alenia Aerospazio and Alcatel. Competition for our LEO satellites and interplanetary spacecraft primarily comes from Ball Aerospace and Technology Corporation, Spectrum Astro, Inc., Northrop Grumman, and EADS/ Astrium. The primary competition in our satellite systems technical services line of business is Swales Aerospace. Our primary competitor in electronic systems is Siemens Corporation.

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

Research and Development

   We invest in product-related research and development to conceive and develop new products and to enhance existing products. Our research and development expenses totaled approximately $4.7 million, $7.7 million and $10.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Components, Raw Materials and Carrier Aircraft

   We purchase a significant percentage of our product components, structural assemblies and certain key satellite components and instruments from third parties. We also occasionally obtain from the U.S. government parts and equipment that are used in the production of our products or in the provision of our services. Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available, although increased costs and possible delays could be incurred in securing alternative sources of supply. We have a sole source supplier for motors used on all our launch vehicles. While alternative sources would be available, the inability of such supplier to provide us with motors could result in significant delays, expenses and loss of revenues. Our ability to launch our Pegasus vehicle depends on the availability of an aircraft with the capability of carrying and launching such space launch vehicle. We own a modified Lockheed L-1011 carrier aircraft that is used for the Pegasus vehicle. In the event that our L-1011 carrier aircraft were to be unavailable, we would experience significant delays, expenses and loss of revenues as a result of having to acquire and modify a new carrier aircraft.

U.S. Government Contracts

   During 2002, 2001 and 2000, approximately 58%, 55% and 45%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government’s prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis.

   Our major contracts with the U.S. government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts. Approximately 49% and 51% of revenues from U. S. government contracts in 2002 were derived from cost-reimbursable contracts and fixed-price contracts, respectively. Under a cost-reimbursable contract, we recover our actual allowable costs incurred and receive a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the U.S. government’s evaluation of our performance in terms of the criteria stated in the contract. Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss due to increased cost, although some of this risk may be passed on to subcontractors. Under fixed-price government contracts, we may receive progress payments, generally in an amount equal to between 80% and 95% of monthly costs and profits, or we may receive milestone payments upon the occurrence of certain program achievements, with final payments occurring at project completion. Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.

   All our U.S. government contracts and, in general, our subcontracts with the U.S. government’s prime contractors provide that such contracts may be terminated for convenience by the U.S. government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production. In the event of a termination for convenience, contractors should be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. For a fuller description of risks relating to the U.S. government contract industry, see “Risks Related to Our Business and Our Industry — We derive a significant portion of our revenues from U.S. government contracts, which are dependent on continued political support and funding and are subject to termination by the U.S. government at any time for any reason. In addition, payments under U.S. government contracts are subject to potential adjustment upon audit.”

Regulation

   Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation (“DoT”) and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. We also require licenses from the U.S. Department of State with respect to work we do for foreign customers or with foreign subcontractors.

Backlog

   Our firm backlog was approximately $820 million at December 31, 2002 and approximately $580 million at December 31, 2001. Approximately $450 million of the 2002 year-end firm backlog is expected to be recognized as revenue during 2003. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees. Total backlog was approximately $2.46 billion at December 31, 2002. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at December 31, 2002 does not give effect to new orders received or any terminations or cancellations since that date.

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

Employees

   As of March 1, 2003, Orbital had approximately 2,000 permanent employees. None of our employees is subject to collective bargaining agreements. We believe our employee relations are good.

Discontinued Operations and Financial Information

   In 2001, we sold our sensor systems division and our respective interests in Magellan Corporation, Navigation Solutions LLC and MacDonald, Dettwiler and Associates Ltd. (“MacDonald, Dettwiler”). In 2000, we sold our Fairchild Defense electronics business unit. The gains and losses on the sales of these businesses, as well as the results of their operations, have been presented in our consolidated financial statements as “discontinued operations.”

ORBIMAGE

   In 1992, we formed Orbital Imaging Corporation (“ORBIMAGE”) to provide satellite-based remote sensing services. Under a fixed price procurement agreement with ORBIMAGE, we are continuing to construct the OrbView-3 satellite and the related launch vehicle and ground segment. The OrbView-3 satellite is scheduled to be launched in the second quarter of 2003.

   On April 5, 2002, ORBIMAGE filed a voluntary petition of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code in the Eastern District of Virginia. ORBIMAGE has indicated that it expects to file a plan of reorganization in May 2003. We believe that our ownership interest in ORBIMAGE, currently consisting of 99% of the common stock and 50.6% of the total equity, will be cancelled upon ORBIMAGE’s reorganization or liquidation.

   As described in Item 3 below, outstanding litigation between ORBIMAGE, its Official Committee of Unsecured Creditors, and Orbital and two of its officers/directors has been conditionally settled.

* * *

   Financial information about our products and services, domestic and foreign operations and export sales is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements, and is incorporated herein by reference.

Special Note Regarding Forward-Looking Statements

   The Private Securities Litigation Reform Act of 1995 provides a safe harbor, in certain circumstances, for certain forward-looking statements made by us or on our behalf. All statements other than those of historical facts included in this Form 10-K, including those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, are forward-looking statements. These “forward-looking statements” involve unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance.

   The following are some of the factors that could cause actual results to differ materially from information contained in our forward-looking statements:

•	our ability to satisfy future capital and operating requirements;

•	whether the U.S. government terminates or suspends our contracts;

•	whether we are able to realize our backlog of orders, including backlog we consider firm backlog;

•	whether there is continued U.S. government support and funding for key space and defense programs;

•	whether our innovative products experience failures or malfunctions;

•	our ability to timely fund and implement innovative and novel technologies involving complex systems in a cost-effective manner in the face of rapidly changing technology;

•	the establishment and expansion of commercial markets and customer acceptance of our products;

•	the effects that competition may have on our ability to win new contracts;

•	the potential effect on our business if foreign countries were to increase subsidies to our foreign competitors or impose other protectionist measures; and

•	the other risks and uncertainties as are described below and as may be detailed from time to time in our public filings with the Securities and Exchange Commission.

   Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-K to reflect any changes in its expectations or any change in events, conditions or circumstances on which any statement is based.

Risks Related to Our Business and Our Industry

OUR FINANCIAL CONDITION AND THE RESTRICTIVE COVENANTS CONTAINED IN OUR CREDIT FACILITY AND THE INDENTURE GOVERNING OUR SECOND PRIORITY SECURED NOTES MAY LIMIT OUR ABILITY TO BORROW ADDITIONAL FUNDS REQUIRED TO FUND OUR FUTURE OPERATIONS.

   Our accumulated deficit was $444.8 million as of December 31, 2002, largely due to significant losses from continuing operations that we incurred in 2001 and 2000. In addition, our earnings were insufficient to cover our fixed charges for the years ending December 31, 2001 and 2000. Although we expect that our available cash, cash generated from operations, and remaining borrowing capacity under our $35 million credit facility will be sufficient to fund our projected operating and capital expenditure requirements and our debt obligations in the foreseeable future, there can be no assurance that this will be the case. Additionally, significant unforeseen events, such as termination of major orders, or late delivery or failure of launch vehicle or satellite products, could adversely affect our liquidity and results of operations. We may not be able to borrow additional funds if required. The terms of our revolving credit facility and the indenture governing our $135 million aggregate principal amount of second priority secured notes due 2006 limit our ability to, among other things:

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

TERMINATION OF OUR BACKLOG OF ORDERS COULD NEGATIVELY IMPACT OUR REVENUES.

   At December 31, 2002, we had firm backlog of approximately $820 million and total backlog of approximately $2.46 billion. Approximately $450 million of the 2002 year-end firm backlog is expected to be recognized as revenue during 2003. Firm backlog consists of aggregate contract values for product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections, which award selections may not result in definitized contracts or orders. Backlog at December 31, 2002 does not give effect to new orders received or any terminations or cancellations since that date. Approximately 70% of our firm contract backlog at December 31, 2002 was derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government’s prime contractors. All of our direct and indirect contracts with the U.S. government or its prime contractors may be terminated or suspended at any time, with or without cause, for the convenience of the government. From time to time, certain of our commercial contracts have also given the customer the right to unilaterally terminate the contracts. For these reasons, we cannot assure you that our backlog will ultimately result in revenues.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM U.S. GOVERNMENT CONTRACTS, WHICH ARE DEPENDENT ON CONTINUED POLITICAL SUPPORT AND FUNDING AND ARE SUBJECT TO TERMINATION BY THE U.S. GOVERNMENT AT ANY TIME FOR ANY REASON. IN ADDITION, PAYMENTS UNDER U.S. GOVERNMENT CONTRACTS ARE SUBJECT TO POTENTIAL ADJUSTMENT UPON AUDIT.

   For the year ended December 31, 2002, approximately 58% of our total revenues, and at December 31, 2002, approximately 70% of our firm contract backlog, were derived from contracts with the U.S. government and its agencies or were derived from subcontracts with the U.S.

government’s prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, our direct and indirect contracts with the U.S. government may be terminated or suspended by the U.S. government or their prime contractors at any time, with or without cause. We experienced a termination for convenience in the past. There can be no assurance that government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges or other adverse effects on our financial condition.

   The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency (“DCAA”), or by other agencies of the U.S. government. These agencies have the right to challenge our cost estimates or allocations with respect to certain contracts. A substantial portion of payments to us under U.S. government contracts are provisional payments that are subject to potential adjustment and reimbursement upon audit by such agencies, and from time to time we have in the past made and may in the future be required to make adjustments and reimbursements in connection with these audits. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve fines, injunctions or other sanctions.

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

OUR FIXED-PRICE AND COST-REIMBURSABLE CONTRACTS COULD SUBJECT US TO LOSSES AND IMPAIR OUR LIQUIDITY IF WE EXPERIENCE COST OVERRUNS IN THE FUTURE AS WE HAVE IN THE PAST.

   We provide our products and services primarily through fixed-price and cost-reimbursable contracts. Cost overruns may result in losses and, if the magnitude of an overrun or overruns is significant, could impair our liquidity position:

•	Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all of the risk of losses as a result of increased costs on these contracts, although some of this risk may be passed on to subcontractors. Some of our fixed-price contracts provide for sharing of unexpected costs incurred or savings realized within specified limits and may provide for adjustments in price depending on actual contract performance other than costs. We bear the entire risk of cost overruns in excess of the negotiated maximum amount of unexpected costs to be shared. We have experienced significant cost overruns on several of our commercial satellite programs. Any similar overruns in the future could materially impair our liquidity and operations.

•	Under cost-reimbursable contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable. There is no guarantee as to the amount of fee we will be awarded under a cost-reimbursable contract with a variable fee. The price on a cost-reimbursable contract is based on allowable cost incurred, but generally is subject to contract funding limitations. U.S. government regulations require that we notify our customer of any cost overruns or underruns on a cost-plus-fee contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns.

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

THERE CAN BE NO ASSURANCE THAT OUR PRODUCTS WILL BE SUCCESSFULLY LAUNCHED OR OPERATED OR THAT THEY WILL BE DEVELOPED OR WILL PERFORM AS INTENDED.

   Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions and are subject to significant technological change and innovation. We have in the past experienced product failures and other operational problems. We may experience some product and service failures, schedule delays and other problems in connection with our launch vehicles, satellites and other products in the future. In addition to any costs resulting from product warranties or required remedial action, product failures may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries. Negative publicity from product failures may also impair our ability to win new contracts.

WE OPERATE IN A REGULATED INDUSTRY, AND OUR INABILITY TO SECURE OR MAINTAIN THE LICENSES OR APPROVALS NECESSARY TO OPERATE OUR BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the DoT, and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. There can be no assurance that we will be successful in our future efforts to secure and maintain necessary licenses or regulatory approvals. Exports of our products, services and technical information frequently require licenses from the U.S. Department of State. We have a number of international customers and subcontractors. Our inability to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could negatively impact our ability to compete successfully in international markets.

THE MAJORITY OF OUR CONTRACTS ARE LONG-TERM CONTRACTS, AND OUR REVENUE RECOGNITION AND PROFITABILITY UNDER SUCH CONTRACTS MAY BE ADVERSELY AFFECTED TO THE EXTENT THAT ACTUAL COSTS EXCEED ESTIMATES OR THAT THERE ARE DELAYS IN COMPLETING SUCH CONTRACTS.

   The majority of our contracts are long-term contracts. We generally recognize revenues on long-term contracts using the percentage-of-completion method of accounting, whereby revenue, and therefore profit, is recognized based on actual costs incurred in relation to total estimated costs to complete the contract. Revenue recognition and our profitability, if any, from a particular contract may be adversely affected to the extent that original cost estimates, estimated costs to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded.

IF OUR SUBCONTRACTORS FAIL TO PERFORM AS EXPECTED, OUR REPUTATION MAY BE DAMAGED, WE MAY EXPERIENCE DELAYS AND LOSE CUSTOMERS AND OUR REVENUES, PROFITABILITY AND CASH FLOW MAY DECLINE.

   We purchase a significant percentage of our product components, structural assemblies and some key satellite components and instruments from third parties. We also occasionally obtain from the U.S. government parts and equipment used in the production of our products or the provision of our services. In addition, we have a sole source for the motors we use on our Pegasus and Taurus launch vehicles, and the interceptor boost vehicles that we are developing for the U.S. Missile Defense Agency under our contract with Boeing. If our subcontractors fail to perform as expected or encounter financial difficulties, we may have difficulty replacing them in a timely or cost effective manner. As a result, we may experience performance delays that could damage our customer relationships and cause our revenues, profitability and cash flow to decline. In addition, negative publicity from any failure of an Orbital product as a result of a failure by a subcontractor could damage our reputation and prevent us from winning new contracts.

OUR INTERNATIONAL BUSINESS IS SUBJECT TO RISKS. POLITICAL AND ECONOMIC INSTABILITY IN FOREIGN MARKETS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

   For the fiscal years ended December 31, 2002, 2001 and 2000, direct sales to non-U.S. customers comprised approximately 12%, 9% and 15%, respectively, of our consolidated revenue. Further, at December 31, 2002, approximately 19% of our firm backlog was derived from non-U.S. customers. International contracts are subject to numerous risks, including:

•	political and economic instability in foreign markets;

•	restrictive trade policies of the U.S. government and foreign governments;

•	inconsistent product regulation by foreign agencies or governments;

•	imposition of product tariffs and burdens;

•	costs of complying with a wide variety of international and U.S. export laws and regulatory requirements, particularly those relating to complying with the U.S. Foreign Corrupt Practices Act; and

•	foreign currency and standby letter of credit exposure.

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

   Our board of directors has the authority to issue up to 10 million shares of our preferred stock, $0.01 par value per share, and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Item 2. Properties

   We lease approximately one million square feet of office, engineering and manufacturing space in various locations in the United States, as summarized in the table below:

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

   We believe that our existing facilities are adequate for our requirements for the foreseeable future.

Item 3. Legal Proceedings

   On July 24, 2002, ORBIMAGE filed a complaint in the U.S. Bankruptcy Court for the Eastern District of Virginia against Orbital alleging, among other things, breach of the satellite system procurement agreement between the two parties, conversion of property, breach of fiduciary duty, fraud and misrepresentation, and civil conspiracy in connection with various transactions among Orbital, ORBIMAGE and our former subsidiary, MacDonald, Dettwiler. The complaint also named two officer/directors of Orbital as defendants in connection with certain of the claims. ORBIMAGE sought $30 million in damages allegedly arising out of the restructuring of the RadarSat-2 data license agreement between ORBIMAGE and MacDonald, Dettwiler, as well as unspecified damages for the other claims.

   In February 2003, the Bankruptcy Court approved a settlement agreement among ORBIMAGE, Orbital, the Official Committee of Unsecured Creditors of ORBIMAGE, and the two officer/ directors of Orbital named as defendants (the “Settlement Agreement”). The effectiveness of the agreement remains subject to the receipt into escrow of conditional releases from 75% of ORBIMAGE’s bondholders, which Orbital expects to receive in March 2003. The Settlement Agreement provides for mutual releases of all claims, including those claims made by ORBIMAGE in the above-described litigation, to take effect upon launch (whether or not successful) of the OrbView-3 satellite by Orbital and payment by Orbital of $2.5 million to ORBIMAGE. In addition to releases from ORBIMAGE, under the Settlement Agreement and subject to the same conditions described above, Orbital will obtain releases from at least 85% of ORBIMAGE’s Series A Preferred Stockholders and at least 75% of the holders of ORBIMAGE’s senior notes.

   As part of the settlement, if OrbView-3 is not launched by April 30, 2003, and subject to various exceptions for force majeure and commercial reasonableness, Orbital will pay ORBIMAGE launch delay penalties of $16,429 per day. If checkout of OrbView-3 has not occurred within 90 days of launch or July 31, 2003, and subject to various exceptions for force majeure, commercial reasonableness, delays caused by ORBIMAGE or impossibility due to on-orbit failure, Orbital will pay ORBIMAGE checkout delay penalties of $16,429 per day. Delay penalties are capped at $16,429 per day and $5 million in the aggregate. Further detail regarding the settlement terms are more fully described in our Current Report on Form 8-K filed with the SEC on January 21, 2003.

   In August 2002, we received an invoice from our former subsidiary, MacDonald, Dettwiler seeking payment of $5 million alleged to be due and owing under an agreement among Orbital, ORBIMAGE and MacDonald, Dettwiler. In September 2002, we filed a complaint in the United States District Court for the Eastern District of Virginia against MacDonald, Dettwiler seeking a declaratory judgment that we were not obligated to make any payments to MacDonald, Dettwiler. In January, 2003, MacDonald, Dettwiler withdrew its invoice and we dismissed the court action, in each instant without prejudice.

   We are party to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or proceedings would have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

   There was no matter submitted to a vote of our security holders during the fourth quarter of 2002.

Item 4A. Executive Officers of the Registrant

   The following table sets forth the name, age and position of each of the executive officers of Orbital as of March 1, 2003. All executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Position

David W. Thompson	48	Chairman of the Board and Chief Executive Officer

James R. Thompson	66	Vice Chairman, President and Chief Operating Officer, Acting General Manager/ Electronic Systems Group, Director

Garrett E. Pierce	58	Vice Chairman and Chief Financial Officer, Director

Ronald J. Grabe	57	Executive Vice President and General Manager/ Launch Systems Group

John M. Danko	61	Executive Vice President and General Manager/ Space Systems Group

Antonio L. Elias	53	Executive Vice President and General Manager/ Advanced Programs Group

   David W. Thompson is a co-founder of Orbital and has been Chairman of the Board and Chief Executive Officer of Orbital since 1982. From 1982 until October 1999, he also served as our President. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle’s autopilot design at the Charles Stark Draper Laboratory. Mr. Thompson is a Fellow of the American Institute of Aeronautics and Astronautics, the American Astronautical Society and the Royal Aeronautical Society and was recently elected to the U.S. National Academy of Engineering.

   James R. Thompson (who is not related to David W. Thompson), has been Vice Chairman, President and Chief Operating Officer since April 2002, and has been President and Chief Operating Officer since October 1999. He has been a director of the Company since 1992. He has been Acting General Manager of our Electronic Systems Group since 2001. From 1993 until October 1999, Mr. Thompson served as Executive Vice President and General Manager/ Launch Systems Group. Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to 1993. He was Deputy Administrator of NASA from 1989 to 1991. From 1986 until 1989, Mr. Thompson was Director of NASA’s Marshall Space Flight Center. Mr. Thompson was Deputy Director for Technical Operations at Princeton University’s Plasma Physics Laboratory from 1983 through 1986. Before that, he had a 20-year career with NASA at the Marshall Space Flight Center. He is a director of SPACEHAB Incorporated.

   Garrett E. Pierce has been Vice Chairman and Chief Financial Officer since April 2002, and was Executive Vice President and Chief Financial Officer since August 2000. He has been a director of the Company since August 2000. From 1996 until August 2000, he was Executive Vice President and Chief Financial Officer of Sensormatic Electronics Corp., a supplier of electronic security systems, where he was also named Chief Administrative Officer in July 1998. From 1994 to 1996, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a supplier of microwave, radio frequency and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was with Materials Research Corporation, a provider of thin film equipment and high purity materials to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and Chief Executive Officer. Materials Research Corporation was acquired by Sony Corporation as a wholly owned subsidiary in 1989. From 1972 to 1980, Mr. Pierce held various management positions with the Signal companies.

   Ronald J. Grabe has been Executive Vice President and General Manager/ Launch Systems Group since 1999. From 1996 to 1999, he was Senior Vice President and Assistant General Manager of the Launch Systems Group, and Senior Vice President of the Launch Systems Group since 1995. From 1994 to 1995, Mr. Grabe served as Vice President for Business Development in the Launch Systems Group. From 1980 to 1993, Mr. Grabe was a NASA astronaut during which time he flew four Space Shuttle missions and was lead astronaut for development of the International Space Station.

   John M. Danko has been Executive Vice President and General Manager/ Space Systems Group since January 2003. He served as Senior Vice President and Acting General Manager/ Space Systems Group from January 2002 until January 2003. From 1998 until the end of 2001, he served as Deputy General Manager/ Space Systems Group. He previously was in charge of our Technical Services Division, a position he had held since 1989 at one of our predecessor companies. Mr. Danko held various positions with OAO Corporation from 1975 until 1989, including general manager of the aerospace division when it was formed in 1980.

   Antonio L. Elias has been Executive Vice President and General Manager/ Advanced Programs Group since October 2001, and was Senior Vice President and General Manager/ Advanced Programs Group since August 1997. From January 1996 until August 1997, Dr. Elias served as Senior Vice President and Chief Technical Officer of Orbital. From May 1993 through December 1995 he was Senior Vice President for Advanced Projects and was Senior Vice President/ Space Systems Division from 1990 to April 1993. He was Vice President/ Engineering of Orbital from 1989 to 1990 and was Chief Engineer from 1986 to 1989. From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology. He was elected to the National Academy of Engineering in 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

   On March 5, 2003, there were 1,639 Orbital stockholders of record.

   Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol ORB. The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

2002	High	Low

4th Quarter	$4.68	$2.66
3rd Quarter	$7.55	$2.81
2nd Quarter	$7.97	$4.79
1st Quarter	$8.08	$4.00

2001	High	Low

4th Quarter	$4.35	$1.20
3rd Quarter	$4.25	$1.62
2nd Quarter	$6.08	$2.64
1st Quarter	$8.59	$4.25

   We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. Moreover, we are prohibited from paying cash dividends under our credit facility.

   The transfer agent for our common stock and the warrant agent for our common stock warrants that are listed on the New York Stock Exchange is:

EquiServe Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940
Telephone: (781) 575-3170
www.equiserve.com

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

   In August 2002, we issued 10,000 shares of our common stock to Keybank National Association pursuant to its exercise of warrants dated January 15, 2000. The warrants were issued pursuant to our then primary credit facility. The company received $100 in proceeds from the warrant exercise. The shares were issued pursuant to Section 4(2) of the Securities Act based upon representations made by the purchaser as to its investment intent and sophistication in purchasing the shares. The shares were not sold by any form of general solicitation.

________________________________________________________________________________

Item 6. Selected Financial Data

Selected Consolidated Financial Data

   The selected consolidated financial data of the company for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from the company’s audited consolidated financial statements. This information should be read in conjunction with the 2002, 2001 and 2000 consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2002 consolidated financial statements.

	Years Ended December 31,

	2002	2001(1)	2000(2)	1999(3)	1998

	(In thousands, except share data)

Operating Data:

Revenues	$551,642	$415,249	$379,539	$459,700	$422,117

Costs of goods sold	460,231	387,433	379,504	437,409	327,756

Gross profit	91,411	27,816	35	22,291	94,361

Operating expenses	62,372	80,789	165,499	95,849	72,577

Income (loss) from operations	29,039	(52,973)	(165,464)	(73,558)	21,784

Allocated share of losses of affiliates	—	(26,495)	(119,183)	(97,008)	(76,815)

Other income (expense), net	(15,089)	(16,146)	(18,929)	(13,714)	431

Income (loss) before provision for income taxes and discontinued operations	13,950	(95,614)	(303,576)	(184,280)	(54,600)

(Provision) benefit for income taxes	(265)	—	(9,886)	—	1,127

Income (loss) from continuing operations	13,685	(95,614)	(313,462)	(184,280)	(53,473)

Income (loss) from discontinued operations	875	114,565	35,272	62,343	(3,079)

Cumulative effect of change in accounting	(13,795)	—	—	—	—

Net income (loss)	$765	$18,951	$(278,190)	$(121,937)	$(56,552)

Basic Income (Loss) Per Share(4):

Income (loss) from continuing operations	$0.31	$(2.49)	$(8.36)	$(4.94)	$(1.50)

Income (loss) from discontinued operations	0.02	2.98	0.94	1.67	(0.09)

Cumulative effect of change in accounting	(0.31)	—	—	—	—

Net income (loss)	$0.02	$0.49	$(7.42)	$(3.27)	$(1.59)

Shares used in computing basic per share amounts	43,907,897	38,424,363	37,467,520	37,281,065	35,624,888

Diluted Income (Loss) Per Share(4):

Income (loss) from continuing operations	$0.30	$(2.49)	$(8.36)	$(4.94)	$(1.50)

Income (loss) from discontinued operations	0.02	2.98	0.94	1.67	(0.09)

Cumulative effect of change in accounting	(0.30)	—	—	—	—

Net income (loss)	$0.02	$0.49	$(7.42)	$(3.27)	$(1.59)

Shares used in computing diluted per share amounts	44,937,453	38,424,363	37,467,520	37,281,065	35,624,888

Statement of Cash Flow Data:

Cash flow from operating activities	$(28,848)	$(80,989)	$35,585	$27,156	$10,775

Cash flow from investing activities	(15,341)	236,980	42,675	(97,029)	(160,836)

Cash flow from financing activities	24,414	(137,852)	(86,565)	123,254	171,611

Balance Sheet Data:

Cash, restricted cash and short-term investments	$53,741	$74,030	$52,049	$77,099	$7,922

Net working capital	92,350	(63,384)	(160,963)	(39,032)	24,038

Total assets	416,310	432,734	516,213	855,991	782,643

Short-term borrowings	1,854	103,710	134,431	85,397	24,588

Long-term obligations, net	114,833	4,665	108,291	235,454	176,522

Stockholders’ equity	134,568	94,285	44,151	306,792	419,352

(1)	Revenue, gross profit and operating income include a $13.0 million favorable adjustment as a result of a contract settlement reached with a customer in connection with a contract that was terminated in March 2001. Operating income was negatively impacted by $5.4 million of litigation-related settlement charges and was favorably impacted by the $3.4 million reversal of a provision for uncollectible receivables recorded in 2000 related to the above-mentioned contract that was ultimately terminated in March 2001.

(2)	Operating income was negatively impacted by the following: (i) a $53.7 million provision to write down ORBCOMM-related receivables and inventory; (ii) a $15.9 million asset impairment charge and a $3.4 million provision for uncollectible receivables related to a contract ultimately terminated in March 2001; and (iii) an $11.5 million charge in connection with the settlement of a class-action lawsuit against the company.

(3)	Operating income was negatively impacted by a $15.2 million asset impairment charge.

(4)	Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted income (loss) per share is calculated using the weighted-average number of common shares and dilutive equivalent shares outstanding during the periods, including the dilutive effect of warrants, options and, for periods in which they were outstanding, the assumed conversion of our convertible subordinated notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

   With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Years Ended December 31, 2002, 2001 and 2000,” “Liquidity and Capital Resources” and elsewhere in this Annual Report include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Readers should be cautioned that a number of important factors, including those identified above in “Item 1 — Special Note Regarding Forward-Looking Statements” and “Risks Related to Our Business and Our Industry” may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement.

   We develop and manufacture small space systems for commercial, civil government and military customers. Our primary products are spacecraft and launch vehicles, including low-orbit, geosynchronous and planetary spacecraft for communications, remote sensing, scientific and military missions; ground-and air-launched rockets that deliver satellites into orbit; and suborbital rockets that are used as interceptor boost and target vehicles. We also offer space-related technical services to government agencies and develop and build satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.

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

   The following is a summary of the most critical accounting policies used in the preparation of our consolidated financial statements.

•	Our revenue is derived primarily from long-term contracts. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations of the company as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed, or progress under a contract is otherwise impeded. Accordingly, our recorded revenues and gross profits from year to year can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expense, is recorded in the period in which the loss is first estimated.

Certain contracts include incentive provisions for increased or decreased revenue and profit based on actual performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria. Should we fail to perform satisfactorily under such contracts, previously recognized revenues could be reversed and/or future period revenues could be reduced.

•	Inventory is stated at the lower of cost or estimated market value. Estimated market value is determined based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those previously projected by management, inventory write-downs may be required.

•	We self-construct some of our ground and airborne support equipment and special test equipment utilized in the manufacture, production and delivery of some of our products. We capitalize direct costs incurred in constructing such equipment and certain allocated indirect costs. Recovery of these capitalized costs is subject to the continuation of certain of our long-term contracts and could be adversely impacted by technological changes and innovation.

•	We record a liability in connection with various warranty obligations. Our warranty obligations are affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required, resulting in additional income statement charges.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

•	We use the equity method of accounting for affiliates that we have the ability to significantly influence but not control. In accordance with the equity method of accounting, we record our allocated share of the affiliate’s income or losses. We continue to recognize equity losses of an affiliate even if such losses exceed our book value of such affiliate, to the extent we are otherwise committed to provide additional funding to such affiliate.

Consolidated Results of Operations for the Years Ended December 31, 2002, 2001 and 2000

   Revenues – Our consolidated revenues were $551.6 million, $415.2 million and $379.5 million in 2002, 2001 and 2000, respectively. Consolidated revenues increased in 2002 primarily as a result of revenue growth in our launch vehicle and satellite segments, discussed more fully in “Segment Results” below. Consolidated revenues increased in 2001 primarily as a result of new launch vehicle contracts and new and existing electronic systems contracts. Consolidated revenues in 2000 included $12.1 million from sales to our unconsolidated affiliates, ORBCOMM Global, L.P.

(“ORBCOMM”) and Orbital Imaging Corporation (“ORBIMAGE”). We stopped recognizing revenues on sales to ORBCOMM and ORBIMAGE effective June and July 2000, respectively, as a result of the weakened financial condition of these entities.

   Gross Profit – Our consolidated gross profit was $91.4 million (16.6% of revenues), $27.8 million (6.7% of revenues) and $35,000 in 2002, 2001 and 2000, respectively. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead. Gross profit in 2002 improved significantly compared to gross profit in 2001 as a result of increased revenues, the absence in 2002 of certain charges recorded in 2001 and a reduction in contract losses in 2002 in our satellite manufacturing business. Gross profit in 2001 was adversely affected by a $20.7 million charge in the fourth quarter of 2001 to write down inventory related to the OrbView-3 satellite and to accrue for the expected remaining costs to complete this contract and by $4.0 million of other contract-related charges. Gross profit in 2001 was also adversely impacted by cost overruns and contract losses related to certain other satellite construction contracts, although these losses were not as large as similar contract losses in 2000. These charges and contract losses in 2001 were partially offset by a $13.0 million favorable revenue and gross profit adjustment as a result of a contract settlement reached with the National Aeronautics and Space Administration (“NASA”) that is discussed below. Gross profit in 2000 was adversely affected by significant cost overruns and contract losses related to a few major satellite contracts, including the company’s procurement contract with ORBIMAGE. Costs related to the termination of an electronic systems contract also contributed to the lower gross profit in 2000.

   As discussed more fully in Note 3 to our consolidated financial statements, we had a contract with NASA to construct and test several X-34 reusable rocketplanes. NASA terminated this contract for convenience in March 2001, prior to the issuance of the 2000 financial statements. As a result of the contract termination, in the fourth quarter of 2000 we recorded an asset impairment charge of $15.9 million to write down assets unique to this contract, and we recorded a $3.4 million provision for potentially uncollectible receivables. In August 2001, we received a $10.0 million provisional settlement payment from NASA, and we reversed the $3.4 million provision for uncollectible receivables in the second quarter of 2001. In January 2002, NASA and Orbital settled and closed out the contract for an additional payment of $13.0 million to us. Accordingly, we recorded a favorable revenue and net income adjustment of $13.0 million ($0.34 per common and diluted share) in the fourth quarter of 2001.

   Research and Development Expenses – Research and development expenses represent our self-funded product research and development activities and exclude direct customer-funded development activities. Research and development expenses were $4.7 million (0.9% of revenues), $7.7 million (1.9% of revenues) and $10.1 million (2.7% of revenues) in 2002, 2001 and 2000, respectively. Research and development expenses in 2002 decreased compared to 2001 primarily due to completion of development activity on two advanced programs and lower expenditures on certain satellite programs, offset partially by increased development activity on a modified Taurus launch vehicle. Research and development expenses in 2001 and 2000 related primarily to the development of improved launch vehicles and satellites.

   Selling, General and Administrative Expenses – Selling, general and administrative expenses were $57.7 million (10.5% of revenues), $61.6 million (14.8% of revenues) and $68.5 million (18.1% of revenues) in 2002, 2001 and 2000, respectively. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses, as well as the costs of our finance, legal, administrative and general management functions. The decrease in selling, general and administrative expenses from 2001 to 2002 was primarily attributable to certain charges in 2001 that included a $4.9 million provision for unoccupied office space and facility sublease losses and a $4.3 million provision for estimated unrecoverable amounts related to the OrbView-4 satellite construction program, offset partly by the 2001 reversal of a $3.4 million provision for X-34 contract receivables discussed above. The decrease in selling, general and administrative expenses from 2000 to 2001 was primarily attributable to the absence in 2001 of certain charges recorded in 2000 and the reversal in 2001 of the $3.4 million provision for X-34 contract receivables, offset partially by certain charges in 2001 discussed above. In 2000, we recorded a $5.2 million provision for unoccupied office space and facility sublease losses, the $3.4 million provision for X-34 contract receivables previously mentioned, and a $2.7 million provision for ORBIMAGE-related receivables.

   Amortization of Goodwill – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, which was effective for us beginning in 2002, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. Accordingly, the amortization of goodwill was discontinued as of January 1, 2002. Goodwill amortization expense was $6.0 million and $5.7 million for 2001 and 2000, respectively.

   Provision for Doubtful ORBCOMM Accounts – As more fully discussed in our consolidated financial statements, we recorded a $53.7 million charge to write down ORBCOMM receivables to their estimated realizable value in 2000.

   Asset Impairment Charges – In 2000, we recorded a $15.9 million asset impairment charge related to the termination of the X-34 program as discussed above.

   Litigation-Related Settlements – In the third and fourth quarters of 2001, we agreed to settle several disputes that were the subject of arbitration proceedings. The company recorded charges totaling $5.4 million in 2001 for these litigation-related settlements. In 2000, an $11.5 million charge was recorded in connection with the July 2000 settlement of a class-action lawsuit against the company.

   Interest Expense – Interest expense, before deducting capitalized interest, was $17.5 million, $21.7 million and $25.8 million for 2002, 2001 and 2000, respectively. No interest was capitalized in 2002 or 2001; however, $1.8 million was capitalized in 2000. Interest expense included $3.1 million and $3.5 million of amortization of debt issuance costs in 2002 and 2001, respectively. Interest expense in 2002 also included $1.4 million of amortization of debt discount related to our $135 million notes issued in August 2002. Excluding amortization of debt issuance costs and debt discount, interest expense decreased $5.2 million in 2002 as compared to 2001 primarily due to one-time fees incurred in 2001 related to our prior credit facilities and due to lower average borrowings in 2002, partially offset by the impact of higher interest rates on our borrowings in 2002 as compared to 2001.

   Interest expense in 2001 decreased compared to 2000 as a result of lower borrowings in 2001, partially offset by the one-time fees incurred in 2001 related to our prior credit facilities.

   Other Income, Net – Other income, net, was $2.4 million, $5.5 million and $5.1 million for 2002, 2001 and 2000, respectively. Interest earnings on cash equivalents, short-term investments and realized gains and losses on investments included in other income was $1.0 million, $1.4 million, and $3.2 million for 2002, 2001, and 2000, respectively. Interest income decreased in 2002 as compared to 2001, and in 2001 as compared to 2000, as a result of smaller average investments and lower interest rates on such investments. Other income in 2001 included $3.7 million of insurance proceeds that we received related to the BSAT-2b satellite launch failure in July 2001. Other income in 2000 included $1.2 million of insurance proceeds that we received related to a satellite failure.

   Allocated Share of Losses of Affiliates – We did not record any income or loss from unconsolidated affiliates in 2002. The allocated share of losses of unconsolidated affiliates in 2001 and 2000 was as follows (in thousands):

	Years Ended
	December 31,

	2001	2000

ORBCOMM (1)	$(6,500)	$(92,723)

ORBIMAGE (2)	(19,091)	(28,223)

Other	(904)	1,763

	$(26,495)	$(119,183)

(1)	We accounted for our limited partnership interest in ORBCOMM using the equity method of accounting through the second quarter of 2000. As a result of ORBCOMM’s Chapter 11 filing in September 2000, we wrote off our $56.9 million investment in ORBCOMM in 2000 and, accordingly, we ceased recognizing equity losses for ORBCOMM. ORBCOMM’s liquidating plan of reorganization became effective in the fourth quarter of 2001. In connection with confirmation of the reorganization plan, we contributed approximately 1.7 million shares of our common stock to the ORBCOMM estate and recorded a $6.5 million charge for the fair value of such shares.

(2)	As more fully described in Note 5 to the consolidated financial statements, through June 30, 2001 we recognized 100% of ORBIMAGE’s losses, including preferred stock dividends, in allocated share of losses of affiliates in the statements of operations. No such losses were recognized in 2002 or in the second half of 2001.

   Provision for Income Taxes – In 2002 we recorded a provision for income taxes of $265,000 related to state income taxes. We did not record a provision for U.S. federal income taxes in 2002 because we utilized prior net operating losses to offset all current U.S. federal taxable income. We did not record an income tax benefit in 2001 or 2000 related to the losses for those periods because such benefit could not be reasonably assured from future operating results. In 2000, we recorded a $9.9 million income tax provision to provide a full valuation allowance for our deferred tax assets. Valuation allowances are used to reduce net deferred tax assets to the amount considered more likely than not to be realized.

   Income (Loss) from Continuing Operations – Our consolidated income (loss) from continuing operations was $13.7 million, ($95.6 million), and ($313.5 million) for 2002, 2001 and 2000, respectively. Results from continuing operations in 2002 reflected a $109.3 million improvement relative to 2001. This improvement was primarily due to improved operating results and lower interest expense in 2002, in addition to the absence of allocated share of losses of an affiliate, which totaled $26.5 million in 2001. The decrease in losses from continuing operations from 2000 to 2001 is primarily attributable to ORBCOMM-related charges described above which were recorded in 2000.

   Discontinued Operations – During 2001 and 2000, we sold various equity investments, divisions and subsidiaries. In 2001, we sold Magellan Corporation (“Magellan”), our interest in Navigation Solutions LLC (“NavSol”), our sensors systems division (“Sensors”), and our entire remaining interest in MacDonald, Dettwiler and Associates Ltd. (“MDA”). In 2000, we sold our Fairchild Defense electronics business unit (“Fairchild”), and MDA completed an initial public offering of common stock. These transactions resulted in net gains of $0.9 million, $114.7 million and $39.7 million in 2002, 2001 and 2000, respectively, reported in discontinued operations. The losses from operations related to these businesses, also reported in discontinued operations, were $0.2 million and $4.4 million in 2001 and 2000, respectively.

   Cumulative Effect of Change in Accounting – In connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets, “ we recorded a $13.8 million impairment loss in our electronic systems segment to write off the remaining net book value of goodwill in this segment. The impairment loss was determined based on a comparison of the fair value of our electronic systems reporting unit to its carrying value, including goodwill. The fair value of our electronic systems reporting unit, and the resulting implied fair value of goodwill, were estimated after consideration of letters of interest in respect of purchase offers received by us in early 2002 during our attempts to sell the electronic systems business. The impairment loss was recorded as a January 1, 2002 cumulative effect of a change in accounting.

   Net Income (Loss) – Our net income for 2002 was $0.8 million, or $0.02 per share, as compared to $19.0 million, or $0.49 per share, for 2001. The decrease in net income was attributable to the $109.3 million increase in income from continuing operations as discussed above offset by the impact of certain significant factors in both 2001 and 2002. Net income for 2002 included $13.7 million income from continuing operations in addition to $0.9 million of income related to previously discontinued operations, offset by the $13.8 million goodwill impairment charge discussed above. Net income for 2001 included a $95.6 million loss from continuing operations and $114.6 million of income from discontinued operations. Our net loss for 2000 was $278.2 million, which reflected a loss of $313.5 million from continuing operations and income from discontinued operations of $35.3 million.

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

	Years Ended December 31,

	2002	2001	2000

Revenues

Launch Vehicles and Advanced Programs	$257,851	$146,429	$124,099

Satellites and Related Space Systems	232,387	207,745	219,499

Electronic Systems	65,469	65,061	53,487

Corporate and Other	(4,065)	(3,986)	(17,546)

Total	$551,642	$415,249	$379,539

	Years Ended December 31,

	2002	2001	2000

Income (Loss) from Operations

Launch Vehicles and Advanced Programs	$23,643	$19,305	$(15,762)

Satellites and Related Space Systems	5,754	(47,851)	(43,462)

Electronic Systems	242	1,553	(8,873)

Corporate and Other	(600)	(20,560)	(32,154)

ORBCOMM Write-off	—	—	(53,713)

Litigation-related Settlements	—	(5,420)	(11,500)

Total	$29,039	$(52,973)	$(165,464)

   Launch Vehicles and Advanced Programs – Revenues in this segment increased in 2002 as compared to 2001 due primarily to growth in revenues on our missile defense boost vehicle program under a multi-year contract with The Boeing Company. This contract generated $119.4 million and $18.5 million of revenues in 2002 and 2001, respectively. Additionally, continuing progress on several suborbital programs and a new Taurus launch vehicle contract for an international customer contributed to the increase in launch vehicle revenues, offset partially by a reduction in Pegasus launch vehicle revenues. These increases were partially offset by a reduction in advanced programs revenues in 2002 due primarily to a $13.0 million favorable revenue and income adjustment recorded in 2001 related to the X-34 program, discussed above in “Consolidated Results of Operations for the Years Ended December 31, 2002, 2001 and 2000.”

   Revenues in this segment increased in 2001 as compared to 2000 due to a $23.8 million increase in revenues from launch vehicles that was partly offset by a $1.5 million decrease in revenues from advanced programs. The increase in launch vehicle revenues was largely attributable to increased suborbital business, including $18.5 million in revenue attributable to the missile defense boost vehicle program mentioned above and an increase in revenues on the Supersonic Sea Skimming Target (SSST) development program for the U.S. Navy, which contributed $17.6 million in revenue in 2001, or $15.1 million more than in the prior year. Offsetting these 2001 increases in launch vehicle revenues was the absence of revenue on the ORBIMAGE and ORBCOMM contracts in 2001, which totaled $7.0 million in 2000, and a slowdown in our Minotaur space launch program with the U.S. Air Force. Revenues from advanced programs decreased in 2001 as compared to 2000 primarily as a result of the termination for convenience of the X-34 program in March 2001.

   Operating income for launch vehicles and advanced programs increased in 2002 as compared to 2001 primarily attributable to the operating profit contributed by the missile defense boost vehicle program, in addition to increases in operating income in 2002 on several other programs and the absence of $4.0 million in other contract-related charges recorded in 2001. These increases were offset in part by reductions in our Pegasus space launch services activity and by cost growth on our SSST program. Further, operating income for advanced programs decreased in 2002 as compared to 2001 primarily due to the X-34 adjustments recorded in 2001 discussed above, partially offset by lower research and development expenses in 2002 and the absence of a litigation settlement charge recorded in 2001. Additionally, the absence of goodwill amortization in 2002, which was $1.5 million in 2001, contributed to an improvement in operating income.

   Operating income from launch vehicles and advanced programs increased in 2001 as compared to 2000 primarily due to the X-34 adjustments recorded in 2000 and 2001 discussed above. Launch vehicle operating income was higher in 2001 as compared to 2000 primarily due to profits on contracts awarded in 2001 for new suborbital business and improved margins on space launch vehicle programs, offset in part by $4.0 million of other contract-related charges recorded in 2001.

   Satellites and Related Space Systems – Revenues from satellites and related space systems increased in 2002 as compared to 2001 due to increases in all of our major satellite and related space systems product lines. The largest increase was from our geosynchronous communications satellite product line with revenues increasing from $118.5 million in 2001 to $135.2 million in 2002. The increase was primarily attributable to production work on three new satellite orders received in late 2001, offset by lower revenues in 2002 from the N-STARc contract that was completed in the third quarter of 2002 as well as lower revenues from two BSAT satellites that were completed in 2001. In our science and technology satellite product line, revenues increased $1.6 million primarily due to production work on a new scientific satellite contract received in early 2002, offset partially by a decrease in revenue due to completion of a scientific satellite for NASA. Our technical services product line and other revenues increased by $6.3 million, primarily due to work performed in 2002 on a U.S. government research contract.

   Revenues from satellites and related space systems decreased in 2001 as compared to 2000, in spite of the significant increase in revenues attributable to our geosynchronous communications satellite product line, which increased from $90.0 million in 2000 to $118.5 million in 2001. Revenues from our other product lines decreased by $40.3 million from 2000 to 2001 due in part to the completion of the construction phase in 2000 of a scientific satellite for NASA, the absence in 2001 of ORBCOMM and ORBIMAGE procurement contract revenues, which totaled $10.5 million in 2000, and an approximately $8.0 million decrease in revenues from our technical services business.

   The operating results in our satellites and related space systems segment improved from an operating loss of $47.9 million in 2001 to an operating profit of $5.8 million in 2002. This improvement was due to a number of factors. First, operating results improved due to a reduction in losses and non-recurring development and production costs in our geosynchronous satellite product line, primarily associated with the N-STARc and BSAT geosynchronous satellite programs. The launch failure of the BSAT-2b satellite in 2001 contributed to the operating loss in the geosynchronous satellite product line in 2001. We received insurance proceeds in connection with the launch failure; however, these proceeds were recorded in 2001 in Other Income, Net, as discussed above in “Other Income, Net” under “Consolidated Results of Operations for the Years Ended December 31, 2002, 2001, and 2000.” Second, our science and technology satellite product line experienced significant improvement primarily driven by the absence in 2002 of a loss recorded in connection with the launch failure of the OrbView-4/ QuikTOMS mission in 2001 and a significant reduction in charges related to the OrbView-3 program. In the fourth quarter of 2002 we recorded a $2.5 million charge for the expected remaining costs to complete the OrbView-3 satellite, and in the fourth quarter of 2001 we recorded a $20.7 million charge to write down inventory and accrue for the expected remaining costs to complete this satellite. Third, our technical services product line improved in 2002 as compared to 2001 largely due to the sale of satellite inventory that had previously been fully reserved. Finally, beginning in 2002, goodwill amortization was no longer recorded, resulting in an operating profit improvement of $3.2 million.

   The operating loss from satellites and related space systems increased in 2001 as compared to 2000 primarily as a result of the previously mentioned $20.7 million charge in the fourth quarter of 2001 related to OrbView-3. Excluding the 2001 OrbView-3 charge, the operating loss from satellites and related space systems decreased by $16.3 million in 2001 as compared to 2000 largely due to the completion of certain satellite contracts for which we had experienced significant cost overruns in

2000. We experienced cost growth in 2001 due to non-recurring development and production work on the N-STARc and BSAT contracts.

   Electronic Systems – Revenue from electronic systems in 2002 was approximately the same as revenue from this segment in 2001. Revenue earned in 2002 on new contracts awarded in late 2001 and early 2002 was offset by decreased revenue in 2002 from various existing contracts.

   Revenues from electronic systems increased in 2001 as compared to 2000 primarily as a result of new contracts won in 2001.

   Operating income from electronic systems decreased $1.3 million in 2002 as compared to 2001 primarily as a result of charges totaling $2.2 million in 2002 to write down excess inventory offset in part by the absence in 2002 of goodwill amortization, which was $1.3 million in 2001.

   Operating income from electronic systems increased in 2001 as compared to 2000 due primarily to a decrease in product development costs in 2001 and contract termination costs incurred in 2000.

   Corporate and Other – Revenue adjustments in corporate and other in all three years include the elimination of intercompany revenues, and in 2000 include adjustments to properly report revenues on certain contracts that are performed by more than one business unit. Such eliminations and adjustments were approximately the same in 2002 as compared to 2001. The reduction in such eliminations and adjustments in 2001 as compared to 2000 was primarily attributable to a reduction of intercompany revenues and the absence in 2001 of consolidation adjustments related to the ORBIMAGE, ORBCOMM and X-34 contracts.

   Corporate and other expenses include corporate general and administrative activities that are not allocated to the operating segments, as well as consolidating adjustments for intercompany contracts. Corporate and other expenses in 2001 included a $4.3 million provision for potentially unrecoverable amounts related to the OrbView-4 satellite construction program and a $4.9 million provision for unoccupied office space and facility sublease losses. Corporate and other expenses in 2000 included a $2.7 million write-off related to ORBIMAGE administrative services accounts receivable, a $4.9 million write-off of other assets and a $3.5 million provision for unoccupied office space and facility sublease losses. Corporate and other expenses for 2000 also included consolidating entries related to the ORBCOMM and ORBIMAGE contracts. Additionally, corporate and other expenses for 2001 and 2000 included corporate general and administrative expenses attributed to discontinued operations.

Liquidity and Capital Resources

   Cash Flows from Operating Activities – We reported a $28.8 million net use of cash from continuing operations in 2002, as compared to a $73.0 million net use of cash from continuing operations in 2001 and a $1.2 million net increase in cash provided by continuing operations in 2000. The $28.8 million net use of cash in continuing operations in 2002 was primarily attributable to cash used to fund our operations together with a reduction in accounts payable, largely attributable to the payment of a $48.8 million vendor financing obligation. The $73.0 million of cash used in continuing operations in 2001 was primarily attributable to our operating loss and a $39.5 million increase in receivables. In 2000, cash used to fund our operating loss was offset largely by a reduction of receivables and an increase in payables and accrued expenses.

   Cash Flows from Investing Activities – Our investing activities used $15.3 million in 2002 for capital expenditures. Our investing activities provided $237.0 million and $42.7 million of cash during 2001 and 2000, respectively, primarily due to the sales of assets and subsidiary equity in those two years. In 2001, we sold our entire remaining interest in MDA, our interests in Magellan and

NavSol and our Sensors unit for net proceeds of $244.9 million. In 2000, the sale of Fairchild and MDA’s initial public offering of common stock provided net proceeds of $115.6 million. The cash proceeds from these transactions were partially offset by capital expenditures in 2001 and 2000 and by cash used in our discontinued operations in 2000.

   Cash Flows from Financing Activities – Our financing activities provided approximately $24.4 million in 2002, consisting of $145.5 million in net proceeds from issuances of long-term debt and warrants and $7.6 million from issuances of common stock, less $128.7 million in principal payments on long-term debt. The net proceeds from issuances of long-term debt and warrants reflect $123.1 million in net proceeds from our sale of new notes and warrants in August 2002 and $22.4 million in net proceeds from a term loan, discussed below. Principal payments in 2002 on long-term debt consisted primarily of the prepayment of a $25.0 million term loan and our $100.0 million 5% subordinated convertible notes, which were due in 2002, and $3.7 million of principal payments on capital leases and other debt. We received $7.6 million in 2002 from the issuance of shares of common stock under our employee stock purchase plan and the exercise of stock options and warrants.

   Our financing activities used $137.9 million and $86.6 million of cash in 2001 and 2000, respectively. During 2001, we repaid our prior primary credit facility using cash proceeds from the sales of businesses as required under the terms of that credit facility. At December 31, 2001, no borrowings were outstanding under that facility, which was formally terminated in January 2002. The primary use of cash for financing activities during 2000 was for repayments of our then primary credit facility and the repayment of an advance from a joint venture partner.

   On March 1, 2002, we entered into a three-year credit facility with Foothill Capital Corporation (“Foothill”) as arranger and agent. The facility provided for total borrowings of up to $60.0 million, including (i) a $25.0 million term loan (the “Term Loan”) and (ii) a $35.0 million revolver (the “Revolver”), of which up to $30.0 million could be available for borrowing based on our billed and unbilled receivables. The Term Loan had an interest rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association (the “Prime Rate”) plus 6%, but not less than 11%. Borrowings under the Revolver accrue interest at a rate equal to the Prime Rate plus 2.25%, but not less than 7%. Upon closing the facility, we borrowed the entire $25.0 million available under the Term Loan, which provided $22.4 million in net proceeds after deducting transaction fees and expenses. We prepaid the entire Term Loan in August 2002 using proceeds from our August 2002 $135.0 million financing discussed below. As of December 31, 2002, there were no borrowings under the Revolver, although approximately $21.3 million of the amount available for borrowing was reserved under letters of credit, foreign exchange forward contracts or other arrangements. Accordingly, $13.7 million of the Revolver was available for borrowing as of December 31, 2002. The borrowings under the facility are collateralized by all of our assets.

   On August 22, 2002, we raised gross proceeds of $135.0 million through the sale of 135,000 units, each consisting of $1,000 aggregate principal amount of our 12% second priority secured notes due 2006 (the “Notes”) and one warrant to purchase up to 122.23 shares of our common stock at an exercise price of $3.86 per share. We used the $123.1 million net proceeds from the offering, together with available cash, to prepay the $25.0 million Term Loan and to repay our $100.0 million 5% subordinated convertible notes due 2002. Interest on the Notes is payable semi-annually each February 15 and August 15. The Notes are subordinated in right of payment to our existing and future senior indebtedness, including indebtedness under our $35.0 million Revolver described above.

   Both the Revolver and the indenture governing the Notes (the “Indenture”) contain covenants limiting our ability to, among other things, incur more debt, redeem or repurchase Orbital stock,

enter into transactions with affiliates, merge or consolidate with others, dispose of assets or create liens on assets. The Revolver contains an absolute prohibition on the payment of cash dividends. The Indenture prohibits the payment of cash dividends if, after such payment, we could not incur additional indebtedness pursuant to a debt incurrence ratio defined in the Indenture or, if the aggregate amount of cash dividends, along with other restricted payments, were to exceed 50% of our aggregate consolidated net income for the period plus net cash proceeds received from issuances of stock. In addition, the Revolver contains financial covenants with respect to maintenance of earnings before interest expense, tax, depreciation and amortization (EBITDA), backlog, capital expenditures and available cash. As of December 31, 2002, we were in compliance with the covenants contained in the Revolver and the Indenture.

   Orbital’s 100% owned subsidiary, Orbital International, Inc., has fully and unconditionally guaranteed the Notes. Orbital International, Inc. had no independent assets or operations during the three years ended December 31, 2002. No other subsidiary of Orbital has guaranteed the Notes.

   Available Cash and Future Funding – At December 31, 2002, we had $43.4 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders, or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

   Debt and Lease Maturities – The following summarizes Orbital’s obligations associated with debt and leases at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Time to Maturity

				Five
		One Year	Two to	Years and
	Total	or Less	Four Years	Beyond

Debt(1)	$135.0	$—	$135.0	$—

Operating leases	89.3	12.2	30.4	46.7

Capital leases	5.1	2.1	2.9	0.1

Total	$229.4	$14.3	$168.3	$46.8

(1)	Assumes our second priority secured notes are paid at full par value in 2006.

   Letters of Credit and Performance Bonds – Occasionally, certain contracts require us to post performance bonds or letters of credit supporting our performance and refund obligations under the contracts. We had $24.9 million of standby letters of credit outstanding at December 31, 2002, of which $10.2 million was collateralized by our restricted cash and cash equivalents and $14.7 million was issued under the Revolver. If circumstances were to prevail in the future whereby we were unable to issue performance bonds or letters of credit in accordance with our contractual requirements, the customer might be entitled to withhold future payments or terminate its contract with us and this could result in charges or other adverse effects on our financial condition.

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

   In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated into our December 31, 2002 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management believes that the initial recognition and measurement provisions under FIN 45 will not have a material impact on our financial statements.

   In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued. SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated into our December 31, 2002 financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We do not have significant exposure to interest rate changes, commodity price changes, foreign currency fluctuation or similar market risks, although we do enter into forward exchange contracts to hedge against specific foreign currency fluctuations on specific receivables denominated in Japanese Yen. Accordingly, we are subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. At December 31, 2002, we had foreign currency forward exchange contracts that expire in 2003 to sell a total of 570.5 million Japanese Yen for $4.7 million. The market value of these contracts was $4.5 million as of December 31, 2002.

   The fair market value of our $135.0 million 12% second priority secured notes due 2006 was estimated at approximately $118.8 million at December 31, 2002, based on market trading activity.

   The company has a deferred compensation plan for senior managers and executive officers, with a total liability balance of $4.2 million at December 31, 2002. This liability is subject to fluctuation based upon the market value of underlying securities.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
           Stockholders of Orbital Sciences Corporation:

   In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of ORBCOMM Global, L.P., an equity affiliate, which statements reflect total revenues of $7,797,000, and net losses of $543,227,000 for the year ended December 31, 2000. Those statements were audited by other auditors who have ceased operations and whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ORBCOMM Global, L.P., for the year ended December 31, 2000, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   As discussed in Note 1 to the consolidated financial statements, in 2002 the company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 14, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (“ANDERSEN”). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY’S REGISTRATION STATEMENTS.

Report of Independent Public Accountants

To ORBCOMM Global, L.P.:

   We have audited the accompanying consolidated balance sheets of ORBCOMM Global, L.P. (the “Company”) as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, partners’ capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and in February 2001, the Company filed a motion pursuant to the United States Bankruptcy Code to permit the sale of substantially all of its assets or alternatively the orderly liquidation of the Company. Management’s plans in regard to these matters are also described in Note 1. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

Vienna, VA

April 12, 2001

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Years Ended December 31,

	2002	2001	2000

Revenues	$551,642	$415,249	$379,539

Costs of goods sold	460,231	387,433	379,504

Gross profit	91,411	27,816	35

Research and development expenses	4,671	7,722	10,133

Selling, general and administrative expenses	57,701	61,626	68,503

Amortization of goodwill	—	6,021	5,739

Provision for doubtful ORBCOMM accounts	—	—	53,713

Asset impairment charge	—	—	15,911

Litigation-related settlements	—	5,420	11,500

Income (loss) from operations	29,039	(52,973)	(165,464)

Interest expense, net of amounts capitalized	(17,450)	(21,671)	(24,037)

Other income, net	2,361	5,525	5,108

Allocated share of losses of affiliates	—	(26,495)	(119,183)

Income (loss) before provision for income taxes and discontinued operations	13,950	(95,614)	(303,576)

Provision for income taxes	(265)	—	(9,886)

Income (loss) from continuing operations before cumulative effect of change in accounting	13,685	(95,614)	(313,462)

Discontinued operations:

Loss from operations	—	(155)	(4,381)

Gain on disposal	875	114,720	39,653

Income from discontinued operations	875	114,565	35,272

Cumulative effect of change in accounting	(13,795)	—	—

Net income (loss)	$765	$18,951	$(278,190)

Basic income (loss) per share:

Income (loss) from continuing operations	$0.31	$(2.49)	$(8.36)

Income from discontinued operations	0.02	2.98	0.94

Cumulative effect of change in accounting	(0.31)	—	—

Net income (loss)	$0.02	$0.49	$(7.42)

Diluted income (loss) per share:

Income (loss) from continuing operations	$0.30	$(2.49)	$(8.36)

Income from discontinued operations	0.02	2.98	0.94

Cumulative effect of change in accounting	(0.30)	—	—

Net income (loss)	$0.02	$0.49	$(7.42)

Basic shares used in computing per share amounts	43,907,897	38,424,363	37,467,520

Diluted shares used in computing per share amounts	44,937,453	38,424,363	37,467,520

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2002	2001

ASSETS

Current Assets:

Cash and cash equivalents	$43,440	$63,215

Restricted cash and cash equivalents	10,301	10,815

Receivables, net	135,176	125,538

Inventories, net	17,136	21,627

Other current assets	8,764	3,403

Total current assets	214,817	224,598

Property, plant and equipment, net	88,751	88,795

Goodwill, net	95,293	109,088

Other non-current assets	17,449	10,253

Total Assets	$416,310	$432,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Short-term borrowings and current portion of long-term obligations	$1,854	$103,710

Accounts payable	20,212	78,621

Accrued expenses	72,307	81,765

Deferred revenues	28,094	23,886

Total current liabilities	122,467	287,982

Long-term obligations, net of current portion	114,833	4,665

Other non-current liabilities	3,856	5,216

Allocated losses of affiliate in excess of cost of investment	40,586	40,586
Commitments and contingencies

Stockholders’ Equity:

Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—

Common Stock, par value $.01; 80,000,000 shares authorized, 45,610,621 and 41,240,870 shares outstanding, respectively	456	412

Additional paid-in capital	579,285	539,458

Deferred compensation	(353)	—

Accumulated deficit	(444,820)	(445,585)

Total stockholders’ equity	134,568	94,285

Total Liabilities and Stockholders’ Equity	$416,310	$432,734

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive
			Paid-In	Deferred	Income	Accumulated
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total

Balance, December 31, 1999	37,400,814	$374	$497,923	$—	$(5,159)	$(186,346)	$306,792

Gain on investment in ORBCOMM	—	—	15,367	—	—	—	15,367

Shares issued to employees, officers, and directors	328,662	3	2,172	—	—	—	2,175

Comprehensive loss:

Net loss	—	—	—	—	—	(278,190)	(278,190)

Translation adjustment	—	—	—	—	(2,253)	—	(2,253)

Unrealized gain on short-term investments	—	—	—	—	260	—	260

Total comprehensive loss	—	—	—	—	—	—	(280,183)

Balance, December 31, 2000	37,729,476	377	515,462	—	(7,152)	(464,536)	44,151

Shares issued to employees, officers and directors	1,685,593	17	5,619	—	—	—	5,636

Warrants issued for litigation settlement	—	—	11,500	—	—	—	11,500

Shares issued to ORBCOMM and others	1,825,801	18	6,877	—	—	—	6,895

Comprehensive income:

Net income	—	—	—	—	—	18,951	18,951

Translation adjustment	—	—	—	—	7,487	—	7,487

Unrealized gain on short-term investments	—	—	—	—	(335)	—	(335)

Total comprehensive income	—	—	—	—	—	—	26,103

Balance, December 31, 2001	41,240,870	412	539,458	—	—	(445,585)	94,285

Shares issued to employees, officers and directors	3,834,076	39	15,340	—	—	—	15,379

Shares issued for litigation settlement	300,000	3	1,000	—	—	—	1,003

Warrants issued, net of issuance costs	—	—	22,306	—	—	—	22,306

Warrants exercised	35,675	—	123	—	—	—	123

Issuance of restricted stock	200,000	2	1,058	(1,060)	—	—	—

Amortization of deferred compensation	—	—	—	707	—	—	707

Comprehensive income:

Net income	—	—	—	—	—	765	765

Total comprehensive income	—	—	—	—	—	—	765

Balance, December 31, 2002	45,610,621	$456	$579,285	$(353)	$—	$(444,820)	$134,568

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,

	2002	2001	2000

Cash Flows From Operating Activities:

Income (loss) from continuing operations before cumulative effect of change in accounting	$13,685	$(95,614)	$(313,462)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:

Depreciation and amortization expense	15,149	22,707	22,503

Amortization of debt issuance costs and debt discount	4,459	3,472	5,048

Allocated share of losses of affiliates	—	26,495	119,183

Stock-based compensation and contributions to defined contribution plan	6,136	4,208	—

Asset impairment charge	—	—	15,911

Deferred income taxes	—	—	9,886

Provision for doubtful ORBCOMM accounts			53,713

Other	2,141	949	(1,094)

Changes in assets and liabilities, net of divestitures:

Receivables	(9,692)	(39,500)	64,525

Inventories	2,648	12,600	(14,147)

Other assets	(1,743)	(9,353)	8,561

Accounts payable and accrued expenses	(64,459)	18,613	35,038

Deferred revenue	4,208	(19,490)	(6,717)

Other liabilities	(1,380)	1,900	2,237

Net cash provided by (used in) continuing operations	(28,848)	(73,013)	1,185

Net cash provided by (used in) discontinued operations	—	(7,976)	34,400

Net cash provided by (used in) operating activities	(28,848)	(80,989)	35,585

Cash Flows From Investing Activities:

Capital expenditures	(15,341)	(11,369)	(24,883)

Net proceeds from sales of subsidiary equity and assets	—	244,863	115,605

Sales and maturities of available-for-sale investment securities	—	—	6,585

Investments in and advances to affiliates	—	—	(595)

Net cash provided by (used in) continuing operations	(15,341)	233,494	96,712

Net cash provided by (used in) discontinued operations	—	3,486	(54,037)

Net cash provided by (used in) investing activities	(15,341)	236,980	42,675

Cash Flows From Financing Activities:

Short-term borrowings (repayments), net	—	(8,145)	1,800

Principal payments on long-term obligations	(128,729)	(156,273)	(82,014)

Net proceeds from issuances of long-term obligations	145,502	30,000	—

Net proceeds from issuances of common stock	7,641	1,016	2,176

Repayments to joint venture partner	—	—	(28,418)

Net cash provided by (used in) continuing operations	24,414	(133,402)	(106,456)

Net cash provided by (used in) discontinued operations	—	(4,450)	19,891

Net cash provided by (used in) financing activities	24,414	(137,852)	(86,565)

Net increase (decrease) in cash and cash equivalents	(19,775)	18,139	(8,305)

Cash and cash equivalents, beginning of period	63,215	45,076	53,381

Cash and cash equivalents, end of period	$43,440	$63,215	$45,076

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

Business Operations

   Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small space systems for commercial, civil government and military customers. The company’s primary products are spacecraft and launch vehicles, including low-orbit, geosynchronous and planetary spacecraft for communications, remote sensing, scientific and military missions; ground- and air-launched rockets that deliver satellites into orbit; and suborbital rockets that are used as interceptor boost and target vehicles. Orbital also offers space-related technical services to government agencies and develops and builds satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.

Principles of Consolidation

   The consolidated financial statements include the accounts of Orbital and all wholly and majority owned subsidiaries controlled by Orbital. All significant intercompany balances and transactions have been eliminated.

Unconsolidated Affiliates

   Orbital uses the equity method of accounting for affiliates that the company has the ability to significantly influence but not control. In accordance with the equity method of accounting, Orbital records the company’s allocated share of the affiliate’s income or losses. Orbital continues to recognize equity losses of an affiliate even if such losses exceed the company’s book value of such affiliate, to the extent the company is otherwise committed to provide additional funding to such affiliate. Orbital uses a modified equity method of accounting for those affiliates for which Orbital has provided substantially all of the investee’s funding whereby 100% of the investee’s current period losses are recognized. Orbital does not recognize revenues on sales to investees for which Orbital has provided substantially all of such investee’s funding. Orbital uses the cost method of accounting for investments in which it has no significant influence.

Preparation of Consolidated Financial Statements

   The preparation of consolidated financial statements, in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.

   Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

Revenue Recognition

   Orbital’s revenue is derived primarily from long-term contracts. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations of Orbital as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and the company’s profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, the company’s recorded revenues and gross profits from year to year can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expenses, is recorded in the period in which the loss is first estimated.

   Certain contracts include incentive provisions for increased or decreased revenue and profit based on actual performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria. Should Orbital fail to perform satisfactorily under such contracts, previously recognized revenues could be reversed and/or future period revenues could be reduced.

Comprehensive Income (Loss)

   Orbital’s comprehensive income (loss) is presented in the consolidated statements of stockholders’ equity. Other comprehensive income (loss) has consisted primarily of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Hedging Activity

   Orbital uses forward contracts to manage certain foreign currency exposures. Derivative instruments, such as forward contracts, are viewed as risk management tools by Orbital and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. All derivative instruments are recorded on the balance sheet at fair value. The ineffective portion of all hedges, if any, is recognized currently in earnings.

Research and Development Expenses

   Expenditures for company-sponsored research and development projects are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed.

Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Depreciation expense is determined using the straight-line method based on the following useful lives:

Buildings	18 to 20 years

Machinery, equipment, software and intellectual property	3 to 12 years

Leasehold improvements	Shorter of estimated useful life or lease term

Recoverability of Long-Lived Assets

   Orbital’s policy is to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment loss is recognized and the asset is adjusted to its estimated fair value. Given the inherent technical and commercial risks within the aerospace industry, combined with the special purpose use of certain of the company’s assets, future impairment charges could be required if the company were to change its current expectation that it will recover the carrying amount of its long-lived assets from future operations.

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

Stock-Based Compensation

   In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated below.

   The company has a Stock Option and Incentive Plan, which is described more fully in Note 10. SFAS No. 123, as amended by SFAS No. 148, requires companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The company continues to apply the provisions of APB 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148. Under APB 25, the company has not recorded any stock-based employee compensation cost associated with the company’s stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

   The company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for 2002, 2001 and 2000 are summarized as follows:

	2002	2001	2000

Additional shares authorized for grant at December 31	4,101,991	1,192,999	969,012

Volatility	67%	64%	59%

Risk-free interest rate	3.9%	4.1%	6.3%

Weighted-average fair value per share at grant date	$5.31	$3.75	$12.34

Expected dividend yield	—	—	—

Average expected life of options (years)	4.5	4.5	4.5

   The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net income (loss), as reported	$765	$18,951	$(278,190)

Deduct: Net stock-based employee compensation expense determined under fair value based method	(3,466)	(5,627)	(18,010)

Pro forma net income (loss)	$(2,701)	$13,324	$(296,200)

Net income (loss) per share:

Basic — as reported	$0.02	$0.49	$(7.42)

Basic — pro forma	$(0.06)	$0.35	$(7.90)

Diluted — as reported	$0.02	$0.49	$(7.42)

Diluted — pro forma	$(0.06)	$0.35	$(7.90)

Net income (loss) and basic and diluted net income (loss) per share in 2001 and 2000 include compensation expense related to stock option plans of discontinued operations. Pro forma net income (loss) reflects only options granted through 2002 and, therefore, may not be representative of the effects for future periods.

Earnings Per Share

   Net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share include the weighted-average effect of all dilutive securities outstanding during the periods. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations.

   In 2002, diluted weighted-average shares outstanding included the dilutive effect of the assumed conversion of stock options into 718,096 common shares and warrants into 311,460 common shares, and excluded the effect of 3.4 million stock options and 16.5 million warrants that were anti-dilutive. There was no adjustment to 2002 earnings for purposes of determining diluted earnings per share. If the company had reported income from continuing operations in 2001 and 2000, the number of shares, assuming conversion of the convertible notes (see Note 7) and the dilutive impact of outstanding stock warrants and options (see Note 10), would have been approximately 42.0 million for 2001 and 41.1 million for 2000.

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

Goodwill

   Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. The company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002 and instead is tested at least annually for impairment using an estimation of the fair value of the reporting unit that the goodwill is attributable to. Prior to January 1, 2002, the company amortized goodwill on a straight-line basis over its estimated useful life, generally 10 to 40 years. Goodwill at December 31, 2001 was net of accumulated amortization of $39.2 million.

   During 2002, the company completed its assessment of goodwill impairment in accordance with the adoption provisions of SFAS No. 142 and as a result, recorded a $13.8 million impairment loss in its electronic systems segment to write off the remaining net book value of goodwill in this segment. The impairment loss was determined based on a comparison of the fair value of the company’s electronic systems reporting unit to its carrying value, including goodwill. The fair value of the company’s electronic systems reporting unit, and the resulting implied fair value of goodwill, were estimated after consideration of letters of interest in respect of purchase offers received by the company in early 2002 during its attempts to sell the electronic systems business. The impairment loss was recorded as a January 1, 2002 cumulative effect of a change in accounting.

   The following table adjusts the reported loss from continuing operations for the years ended December 31, 2001 and 2000 and the related basic and diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000

Reported loss from continuing operations	$(95,614)	$(313,462)

Goodwill amortization	6,021	5,739

Adjusted loss from continuing operations	$(89,593)	$(307,723)

Reported loss per share from continuing operations	$(2.49)	$(8.36)

Goodwill amortization	0.16	0.15

Adjusted loss per share from continuing operations	$(2.33)	$(8.21)

   Excluding goodwill amortization, 2001 net income would have been $24,972 ($0.65 per share) and 2000 net loss would have been $272,451 ($7.27 loss per share).

Deferred Revenue

   The company occasionally receives cash advances and payments from customers in excess of revenues recognized on certain contracts. These advances and payments are reported as deferred revenues on the balance sheet.

Issuances of Subsidiary Equity

   The company has occasionally divested a portion or all of its ownership in a subsidiary through the issuance of additional subsidiary equity or through the sale of its shares to the public. In connection with such transactions, the company recognizes the difference between the carrying amount of its interest in the subsidiary equity sold and the fair market value of the equity as a gain or loss upon divestiture or issuance when the company believes the realization of the gain or loss is assured.

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

   In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated into these December 31, 2002 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management believes that the initial recognition and measurement provisions under FIN 45 will not have a material impact on its financial statements.

2. Discontinued Operations

   In September 2001, the company sold its Pomona, California-based sensors systems division (“Sensors”) to the Hamilton Sundstrand unit of United Technologies Corporation. The proceeds from the sale were approximately $19.0 million before transaction fees and expenses and resulted in a $7.1 million gain on the sale. In October 2000, the company sold its Fairchild Defense electronics business (“Fairchild”) for $100 million, and recorded a $42.0 million gain in 2000 and a $0.5 million gain in 2001 related to post-closing adjustments. Sensors and Fairchild comprised a segment of the company’s business that has now been reported as discontinued in the accompanying financial statements.

   In the second and third quarters of 2001, Orbital’s wholly owned subsidiary, Orbital Holdings Corporation, sold its remaining interest in MacDonald, Dettwiler and Associates Ltd. (“MDA”). The company received gross proceeds of $169.2 million before transaction fees and expenses, and recorded a $111.3 million gain in 2001. In 2000, MDA completed an initial public offering of common stock, raising gross proceeds of approximately $18.8 million for Orbital and $43.1 million for itself and other selling shareholders. Orbital recognized a $30.7 million gain on the sale of such stock in 2000. Orbital’s ownership interest in MDA was approximately 52% and 66% at December 31, 2000 and 1999, respectively.

   On July 13, 2001, subsidiaries of Thales, S.A. acquired the company’s majority owned subsidiary, Magellan Corporation (“Magellan”), and purchased the company’s 60% ownership interest in Navigation Solutions LLC (“NavSol”) for $70 million. At closing, after allocating $4.5 million of the proceeds to Magellan’s minority stockholders, Orbital received gross proceeds of $65.5 million before transaction fees and expenses. As a result of the company adopting a formal plan to sell its interest in Magellan and NavSol, the company recorded a $33.1 million accrual in the fourth quarter of 2000 for the estimated loss on disposal of Magellan and NavSol, including a provision of $4.5 million for the estimated losses from operations during the 2001 phase-out period. Magellan’s and NavSol’s actual losses for the phase-out period exceeded the original estimates by $3.2 million, resulting in an additional loss from discontinued operations in 2001. The fees and expenses associated with closing the sale of Magellan and NavSol exceeded the original estimates, resulting in an additional $4.2 million loss on the sale of these businesses recorded in 2001.

   During the year ended December 31, 2002 the company recorded $0.9 million of income for post-closing adjustments related to operations discontinued in prior years.

   The following summarizes the operating results of discontinued operations (in thousands):

	Years Ended December 31,

	2002	2001	2000

Revenues:

Magellan and NavSol	$—	$43,900	$97,311

MDA	—	120,142	253,230

Sensors and Fairchild	—	23,603	92,900

	$—	$187,645	$443,441

Income (loss) from operations:

Magellan and NavSol	$—	$(3,166)	$(16,913)

MDA	—	2,218	3,205

Sensors and Fairchild	—	793	9,327

	—	(155)	(4,381)

Gain (loss) on disposal:

Magellan and NavSol	(150)	(4,206)	(33,053)

MDA	929	111,340	30,724

Sensors and Fairchild	96	7,586	41,982

	875	114,720	39,653

Income from discontinued operations	$875	$114,565	$35,272

3. Special Gains and Charges

   During 2001 and 2000, the company recorded the following special gains and charges:

   In the third and fourth quarters of 2001, the company agreed to settle several disputes that were the subject of arbitration proceedings. The company recorded charges totaling $5.4 million in 2001 for these litigation-related settlements.

   In 1996, Orbital began developing, constructing and testing several X-34 reusable rocketplanes under a contract with the National Aeronautics and Space Administration (“NASA”). NASA terminated this contract for convenience in March 2001. At that time, due to the uncertainties related to recovering uncompensated costs from NASA, the company determined that its estimated future cash flows from X-34-related property, plant and equipment would not be sufficient to recover the recorded cost. The X-34 rocketplane was intended to be launched multiple times from the fuselage of the company’s L-1011 airplane, which was modified to install unique equipment to accommodate the X-34 aircraft. The company had contemplated that it would recover the costs of such modifications through indirect rate charges to this contract and future X-34 flights benefiting from these modifications. The net book value of these modifications in addition to other support equipment acquired for this contract was $15.9 million as of December 31, 1999. Upon NASA’s cancellation of the X-34 program, Orbital determined that future cash flows would be insufficient to support recoverability of L-1011 modifications. Further, the company believed that it would ultimately be unsuccessful in recovering any such costs in a termination settlement with NASA and that the L-1011 modifications and support equipment had no alternative use to the company. Accordingly, in the fourth quarter of 2000, the company recorded an asset impairment charge of $15.9 million to write down these assets.

   Until Orbital received notice of the contract termination, the company had recorded revenue and receivables (but no profit) attributable to unpriced change orders related to this contract in accordance with Statement of Position 81-1, paragraph 62. After the company received notice of the contract termination, disputes arose with NASA, including disagreements regarding these change orders. Consequently, Orbital assessed that it was probable that the company would ultimately be unsuccessful in collecting the receivables attributable to the unpriced change orders. Accordingly, in the fourth quarter of 2000, the company recorded a $3.4 million provision for these potentially uncollectible receivables that was reported as “selling, general and administrative expenses.”

   In August 2001 as a result of ongoing settlement negotiations with NASA and prior to the issuance of the financial statements for the second quarter of 2001, Orbital received a $10.0 million provisional settlement payment from NASA and the company reversed the previously recorded $3.4 million provision for uncollectible receivables in the second quarter of 2001. In January 2002, prior to the issuance of the 2001 financial statements, NASA and the company executed a formal modification to the X-34 contract. The modification provided for a full settlement and closed out the contract for an additional payment of $13.0 million to the company, reported as an increase to the previously established contract value. Accordingly, the company recorded a favorable revenue and net income adjustment of $13.0 million ($0.34 per common and diluted share) in the fourth quarter of 2001.

   Orbital recorded provisions totaling $4.9 million in 2001 and $5.2 million in 2000 for unoccupied office space and facility sublease losses. These provisions were recorded in selling, general and administrative expenses.

   In 2000, an $11.5 million charge was recorded in connection with the July 2000 settlement of a class-action lawsuit against the company. In 2001, the company issued warrants determined under the settlement agreement to have a fair value of $11.5 million related to the settlement of the lawsuit (see Note 10).

4. Industry Segment Information

   Orbital products and services are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems, and (iii) electronic systems. Reportable segments are generally organized based upon product lines. All other activities of the company, as well as consolidating eliminations and adjustments, are reported in corporate and other. Corporate office general and administrative expenses that have not been attributed to a particular segment are reported in corporate and other. The company’s investments in, as well as its share of the income or loss of unconsolidated affiliates, are also included in corporate and other.

   Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. There were no significant sales or transfers between segments. Substantially all of the company’s assets and operations are located within the United States.

   The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,

	2002	2001	2000

Launch Vehicles and Advanced Programs:

Revenues	$257,851	$146,429	$124,099

Operating income (loss)(1)(2)	23,643	17,305	(19,329)

Identifiable assets	131,863	114,403	112,120

Capital expenditures	4,965	1,424	4,073

Depreciation and amortization	5,798	7,780	7,822

Satellites and Related Space Systems:

Revenues	$232,387	$207,745	$219,499

Operating income (loss)(1)(2)	5,754	(50,851)	(61,903)

Identifiable assets	137,644	132,047	132,339

Capital expenditures	7,356	6,177	8,920

Depreciation and amortization	5,032	8,945	8,869

Electronic Systems:

Revenues	$65,469	$65,061	$53,487

Operating income (loss)(1)(2)	242	1,553	(11,115)

Identifiable assets	43,312	66,749	51,022

Capital expenditures	555	548	431

Depreciation and amortization	804	2,163	1,931

Corporate and Other:

Revenues	$(4,065)	$(3,986)	$(17,546)

Operating income (loss)(1)(2)	(600)	(20,980)	(73,117)

Allocated share of losses of affiliates	—	(26,495)	(119,183)

Identifiable assets	103,491	119,535	220,732

Capital expenditures	2,465	3,220	11,459

Depreciation and amortization	3,515	3,819	3,881

Consolidated:

Revenues	$551,642	$415,249	$379,539

Operating income (loss)(1)(2)	29,039	(52,973)	(165,464)

Allocated share of losses of affiliates	—	(26,495)	(119,183)

Identifiable assets	416,310	432,734	516,213

Capital expenditures	15,341	11,369	24,883

Depreciation and amortization	15,149	22,707	22,503

(1)	In 2000, the company recorded a $53.7 million provision for doubtful ORBCOMM accounts that negatively impacted operating income as follows (in thousands):

Launch Vehicles and Advanced Programs	$3,567

Satellites and Related Space Systems	18,441

Electronic Systems	2,242

Corporate and Other	29,463

Consolidated	$53,713

(2)	In 2001 and 2000, the company recorded litigation-related settlement expenses of $5.4 million and $11.5 million, respectively, that negatively impacted operating income as follows (in thousands):

	Years Ended December 31,

	2001	2000

Launch Vehicles and Advanced Programs	$2,000	$—

Satellites and Related Space Systems	3,000	—

Electronic Systems	—	—

Corporate and Other	420	11,500

Consolidated	$5,420	$11,500

Export Sales and Major Customers

   Orbital’s revenues by geographic area were as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

United States	$488,116	$376,065	$322,038

Canada	—	—	848

Southeast Asia	2,675	2,919	453

Middle East and other	21	55	4,633

Far East	60,672	35,985	51,227

Europe	158	225	340

Total	$551,642	$415,249	$379,539

   Approximately 58%, 55% and 45% of the company’s revenues in 2002, 2001 and 2000, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government’s prime contractors.

5. Investments in and Transactions with Affiliates

   The company did not record any income or loss from unconsolidated affiliates in 2002. The allocated share of losses of affiliates in 2001 and 2000 was as follows (in thousands):

	Years Ended December 31,

	2001	2000

ORBCOMM	$(6,500)	$(92,723)

ORBIMAGE	(19,091)	(28,223)

Other	(904)	1,763

	$(26,495)	$(119,183)

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

   In January 2000, Orbital entered into an agreement (the “Omnibus Agreement”) with ORBCOMM, Teleglobe, OCC and Teleglobe Mobile pursuant to which Teleglobe Mobile became ORBCOMM’s sole general partner and majority owner. As a result of the increase in Teleglobe’s ownership interest in ORBCOMM, Orbital’s share of ORBCOMM’s total capital exceeded the book value of Orbital’s investment in ORBCOMM. Accordingly, Orbital recorded a change-in-interest gain of $15.4 million in 2000 as an increase in additional paid-in capital.

   Until 2000, Orbital was the primary supplier to ORBCOMM for its communications satellites, launch vehicles and certain of its satellite ground systems and software. During the second quarter of 2000, ORBCOMM failed to meet payment obligations to Orbital under the ORBCOMM system procurement agreements. Accordingly, effective June 2000, the company ceased recognizing revenue on the ORBCOMM system procurement agreements. During 2000, Orbital recorded revenues of $21.4 million on sales to ORBCOMM and recognized an operating loss of $1.8 million on such sales.

   Through December 31, 1999, Orbital deferred invoicing ORBCOMM a total of $91.3 million for amounts due under the satellite and launch procurement agreements. In a related arrangement, Teleglobe provided cash advances to Orbital totaling $28.4 million plus accrued interest of $4.7 million through 1999, which were reported as current liabilities on Orbital’s December 31, 1999 balance sheet. In connection with the January 2000 Omnibus Agreement, Orbital, Teleglobe and ORBCOMM agreed to settle the deferred invoicing and to repay the related cash advances. In January of 2000, ORBCOMM paid $41.5 million to Orbital thus reducing the $91.3 million receivables. This cash receipt was reported in cash flow from operating activities. In March 2000, Orbital converted $33.1 million of the remaining amounts due into partnership interests in ORBCOMM, reported as a non-cash increase to Orbital’s investment in ORBCOMM. Additionally, the parties agreed that the remaining $16.7 million receivable, together with accrued interest, would be paid by ORBCOMM in 2001. The $16.7 million receivable, along with the investment in ORBCOMM, was subsequently written down in 2000 as discussed below. In January 2000, using the cash proceeds from ORBCOMM, Orbital repaid the $28.4 million cash advances from Teleglobe, reported as “repayments to joint venture partner” in Orbital’s consolidated cash flow statement, plus accrued interest of $4.7 million reported in cash flow from operating activities.

   In September 2000, ORBCOMM and its subsidiaries commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. As a result, Orbital recorded non-cash charges totaling $113.1 million in 2000 to fully write off its investment in ORBCOMM and to write down ORBCOMM-related receivables and related inventory to their estimated recoverable value. Orbital discontinued recognizing ORBCOMM equity losses after June 2000.

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

   OCC had a stock option plan that provided for grants of stock options to purchase OCC common stock to officers and employees of OCC and affiliated companies, including Orbital. At the request of the optionee, OCC was required to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options for the fair value of such stock as determined by OCC’s Board of Directors. During 1999, OCC repurchased common shares under such arrangement for a total of $260,000 in cash and a $160,000 note payable due in September 2000, that bore interest at the annual rate of 5.35%. The note payable and $160,000 of the cash paid were tendered to a then director of Orbital. Due to the ORBCOMM bankruptcy described above, the note had not been paid as of December 31, 2001. The $180,000 note (including interest) was subsequently repaid by the company in August 2002. OCC repurchased common shares for a total of $1.5 million in cash during the year ended December 31, 2000. As a result of the ORBCOMM bankruptcy and subsequent liquidation in December 2001, the remaining outstanding options and shares of OCC common stock are essentially worthless. Accordingly, there were no repurchases of OCC stock in 2001 or 2002, and the company does not expect that there will be any such repurchases in the future.

ORBIMAGE

   Orbital owns 99.9% of the common stock of Orbital Imaging Corporation (“ORBIMAGE”), or approximately 50.6% of the outstanding equity of ORBIMAGE at December 31, 2002, assuming conversion of all of ORBIMAGE’s outstanding convertible preferred stock. As a result of certain rights granted to ORBIMAGE’s preferred stockholders, Orbital is able to exercise significant influence over, but is unable to control, ORBIMAGE’s operational and financial affairs. Accordingly, the company uses the equity method of accounting for its ownership interest in ORBIMAGE.

   Through June 30, 2001, the company recognized 100% of ORBIMAGE’s losses, including preferred stock dividends, in allocated share of losses of affiliates in the accompanying statement of operations in accordance with Accounting Principles Board No. 18 (“APB 18”). During the second quarter of 2000, the company’s share of ORBIMAGE’s losses exceeded the company’s investment balance. At that time, the company had concluded that it did not intend to, nor was it “otherwise committed” (as defined by APB 18) to provide additional equity funding to ORBIMAGE. Consequently, Orbital discontinued recognizing ORBIMAGE’s losses. ORBIMAGE had engaged an investment banker in 2000 and was actively seeking third party financing and meeting with potential new investors. Orbital had expected that ORBIMAGE would be successful in raising third party financing. However, by the end of 2000 and early 2001, it became apparent to Orbital that ORBIMAGE would not be successful in this endeavor. As a result, in early 2001 and before the financial statements were issued for the year ended December 31, 2000, Orbital considered providing financial support to ORBIMAGE. In January 2001, Orbital’s Board of Directors authorized the company to loan ORBIMAGE up to $10 million subject to a number of conditions. Also, during the first quarter of 2001, the company and certain of ORBIMAGE’s other investors began discussing terms of potential investments to be made by them. While Orbital is not legally obligated for the liabilities of ORBIMAGE, as a result of the company’s consideration to potentially provide financial support to ORBIMAGE, the company determined that it was “otherwise committed” (as defined by APB 18). Consequently, in the fourth quarter of 2000, the company resumed recognizing its allocated share of ORBIMAGE’s losses and the company recorded a cumulative charge for ORBIMAGE’s losses not previously recognized.

   In the third quarter of 2001, as a result of the further deterioration of ORBIMAGE’s financial position, Orbital determined that it would not provide any future funding to ORBIMAGE beyond what was contemplated pursuant to a non-binding agreement in principle that had been entered into among Orbital, ORBIMAGE and certain of ORBIMAGE’s other investors in September 2001. Additionally, Orbital determined that the recognized losses exceed any future funding or investment that Orbital would provide to ORBIMAGE and any likely exposure should claims by ORBIMAGE, its other shareholders and/or its creditors be brought against Orbital. Furthermore, Orbital determined that if an ORBIMAGE restructuring plan is not completed, Orbital would abandon its investment in ORBIMAGE. Accordingly, the company ceased recognizing ORBIMAGE losses as of July 1, 2001. As of December 31, 2001, the recognized losses exceeded the company’s investment in ORBIMAGE by $40.6 million and is reported as “allocated losses of affiliate in excess of cost of investment” on the accompanying consolidated balance sheet. The $40.6 million balance remained unchanged as of December 31, 2002. The disposition of the $40.6 million balance is dependent upon the future of ORBIMAGE as an entity, and could include, among other outcomes, a full or partial reversal of this balance from future earnings of ORBIMAGE. Alternatively, it is contemplated that the full amount may ultimately be reversed in the event that, at a minimum, Orbital were to divest its equity ownership in ORBIMAGE and the company were to cease to have any associated legal obligations. Any such reversal would be reported as credit to non-operating income.

   On April 5, 2002, ORBIMAGE filed a voluntary petition of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code in the Eastern District of Virginia. ORBIMAGE has indicated that it expects to file a plan of reorganization in May 2003. Orbital believes that its ownership interest in ORBIMAGE will be cancelled upon ORBIMAGE’s reorganization or liquidation.

   Under a fixed-price procurement agreement between Orbital and ORBIMAGE, Orbital has produced and launched ORBIMAGE’s satellites, and is continuing to construct the OrbView-3 satellite and related launch vehicle and ground segment. As a result of ORBIMAGE’s lack of liquidity and weakened financial condition, Orbital ceased recognizing revenues on the ORBIMAGE system procurement contract beginning with the third quarter of 2000 and commenced accounting for its contract with ORBIMAGE using the completed contract method. Due to significant contract cost increases, Orbital reversed approximately $9.3 million of revenues and recognized an operating loss of $22.9 million on the ORBIMAGE procurement contract in 2000. Pursuant to the procurement agreement, Orbital paid $5.0 million in cash to ORBIMAGE in 2001 in satisfaction of launch delay penalties and recorded this charge as a contract cost.

   On September 21, 2001, Orbital’s Taurus rocket, which was carrying the OrbView-4 satellite for ORBIMAGE, did not achieve the mission’s intended orbit and the satellite was lost. Through the date of the launch, the company had recorded $16.0 million of inventory with respect to the OrbView-4 satellite, net of payments received from ORBIMAGE and contract losses recognized. The company recovered $11.7 million of this amount through insurance proceeds, and the remaining $4.3 million is due from ORBIMAGE. The company recorded a $4.3 million provision in selling, general and administrative expenses in the third quarter of 2001 to fully reserve the receivable from ORBIMAGE since there was no assurance that the company would be able to recover this amount.

   Given the uncertainty of ORBIMAGE’s ability to make future payments to Orbital under the procurement agreement, Orbital recorded a $20.7 million charge to cost of goods sold in the fourth quarter of 2001 to write down inventory related to the OrbView-3 satellite and launch vehicle and to accrue for the estimated remaining costs to complete this contract. In the fourth quarter of 2002, the company recorded an additional $2.5 million charge for an increase in the estimated cost to complete the OrbView-3 satellite. The remaining accrual for the estimated cost to complete the OrbView-3 satellite was $6.7 million as of December 31, 2002 (see Note 6).

6. Balance Sheet Accounts

Restricted Cash and Cash Equivalents

   At December 31, 2002 and 2001, the company had $10.3 million and $10.8 million, respectively, of cash and cash equivalents restricted primarily to collateralize outstanding letters of credit and foreign exchange hedging contracts.

Inventory

   Inventories consisted of the following (in thousands):

	December 31,

	2002	2001

Components and raw materials	$9,772	$10,622

Work-in-process	10,597	12,395

Allowance for inventory obsolescence	(3,233)	(1,390)

Total	$17,136	$21,627

Receivables

   The components of receivables were as follows (in thousands):

	December 31,

	2002	2001

Billed	$76,148	$43,457

Unbilled recoverable costs and accrued profit	59,167	78,445

Retainages due upon contract completion	1,947	5,668

Allowance for doubtful accounts	(2,086)	(2,032)

Total	$135,176	$125,538

   Approximately 91% of unbilled recoverable costs and accrued profit and retainages at December 31, 2002 are due within one year and will be billed on the basis of contract terms and delivery schedules. At December 31, 2002 and 2001, $4.6 million and $12.9 million, respectively, were receivable from non-U.S. customers.

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

   The company has entered into foreign currency forward exchange contracts to hedge against foreign currency fluctuations on specific receivables denominated in Japanese Yen. Hedge accounting is used for these foreign currency forward contracts. Unrealized gains and losses are classified in the same manner as those of the item being hedged and are recognized in income currently when the transaction is complete. Accordingly, the company is subject to off-balance sheet market risk for the possibility that future changes in market prices may make the forward exchange contracts less valuable. At December 31, 2002, the company had foreign currency forward exchange contracts to sell a total of 570.5 million Japanese Yen for $4.7 million. The market value of these contracts was $4.5 million as of December 31, 2002.

Property, Plant and Equipment

   Property, plant and equipment consisted of the following (in thousands):

	December 31,

	2002	2001

Land	$4,061	$4,061

Buildings and leasehold improvements	36,640	35,204

Furniture, fixtures and equipment	126,015	123,647

Software, intellectual property and technical drawings	15,891	11,051

Accumulated depreciation and amortization	(93,856)	(85,168)

Total	$88,751	$88,795

   Interest expense totaling $1.8 million was capitalized during 2000 as part of the historical cost of buildings and equipment under construction. No interest was capitalized in 2002 or 2001. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $15.1 million, $22.7 million, and $22.5 million, respectively.

Accrued Expenses

   Accrued expenses consisted of the following (in thousands):

	December 31,

	2002	2001

Payroll, payroll taxes and fringe benefits	$25,719	$25,237

Accrued subcontractor costs	13,056	6,159

Accrued losses on fixed-price contracts	9,055	23,470

Accrued litigation settlement	—	5,000

Other accrued expenses	24,477	21,899

Total	$72,307	$81,765

   Accrued losses on fixed-price contracts includes $6.7 million and $16.4 million as of December 31, 2002 and 2001, respectively, related to the ORBIMAGE procurement agreement (see Note 5).

Vendor Financing

   As of December 31, 2001, $48.8 million of deferred vendor payments and accrued interest at a rate of 10.5% were recorded in accounts payable. This balance was paid in full during 2002.

Warranties

   The company occasionally assumes warranty obligations in connection with certain contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. During 2002, activity in the warranty liability consisted of the following (in thousands):

2002

Balance at January 1	$3,691

Accruals for warranties issued during the year	2,430

Settlements made during the year	(1,567)

Balance at December 31	$4,554

7. Debt Obligations

   The following table sets forth long-term obligations, excluding capital lease obligations (see Note 8) (in thousands):

	December 31,

	2002	2001

12% Second Priority Secured Notes, interest due semi-annually, principal due in August 2006, net of unamortized discount of $22,960.	$112,040	$—

7.6% to 14.57% notes, principal and interest due monthly through 2004.	—	6,894

Convertible subordinated notes, interest at the rate of 5% due semi-annually, principal due in October 2002	—	100,000

	112,040	106,894

Less current portion	—	(103,244)

Long-term portion	$112,040	$3,650

   On March 1, 2002, Orbital entered into a three-year credit facility with Foothill Capital Corporation (“Foothill”) as arranger and agent. The facility provided for total borrowings of up to $60.0 million, including (i) a $25.0 million term loan (the “Term Loan”) and (ii) a $35.0 million revolver (the “Revolver”), of which up to $30.0 million could be available for borrowing based on Orbital’s billed and unbilled receivables. The Term Loan had an interest rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association (the “Prime Rate”) plus 6%, but not less than 11%. Borrowings under the Revolver accrue interest at a rate equal to the Prime Rate plus 2.25%, but not less than 7%. Upon closing the facility, the company borrowed the entire $25.0 million available under the Term Loan, which provided $22.4 million in net proceeds to the company after deducting transaction fees and expenses. The entire Term Loan was prepaid from the proceeds of the company’s August 2002 $135.0 million financing, discussed below. As of December 31, 2002, there were no borrowings under the Revolver, although approximately $21.3 million of the amount available for borrowing was reserved under letters of credit, foreign exchange forward contracts or other arrangements. Accordingly, $13.7 million of the Revolver was available for borrowing as of December 31, 2002. The borrowings under the facility are collateralized by all of the company’s assets.

   On August 22, 2002, Orbital raised gross proceeds of $135.0 million through the sale of 135,000 units, each consisting of $1,000 aggregate principal amount of 12% second priority secured note due 2006 (the “Notes”) and one warrant to purchase up to 122.23 shares of Orbital’s common stock at an exercise price of $3.86 per share. Orbital used the $123.1 million net proceeds from the offering, together with available cash, to prepay the $25.0 million Term Loan discussed above and to repay its $100.0 million 5% subordinated convertible notes due October 1, 2002. Interest on the Notes is payable semi-annually each February 15 and August 15. The Notes are subordinated in right of payment to the company’s existing and future senior indebtedness, including indebtedness under the $35.0 million Revolver described above. The fair value of the Notes at December 31, 2002 was estimated at approximately $118.8 million, based on market trading activity.

   The issuance of the 135,000 warrants was recorded based on their relative fair value of $28.8 million at the date of issuance, determined using the Black-Scholes option-pricing model. The issuance was recorded as an increase to stockholders’ equity and debt discount in the amount of $24.4 million at the issuance date. The debt discount is being amortized into interest expense over the four-year term of the Notes.

   Both the Revolver and the indenture governing the Notes (the “Indenture”) contain covenants limiting the company’s ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition on the payment of cash dividends. The Indenture prohibits the payment of cash dividends if, after such payment, Orbital could not incur additional indebtedness pursuant to a debt incurrence ratio defined in the Indenture or, if the aggregate amount of cash dividends, along with other restricted payments, were to exceed 50% of Orbital’s aggregate consolidated net income for the period plus net cash proceeds received from issuances of stock. In addition, the Revolver contains financial covenants with respect to maintenance of earnings before interest expense, tax, depreciation and amortization (EBITDA), backlog, capital expenditures, and cash. As of December 31, 2002, the company was in compliance with the covenants contained in the Revolver and the Indenture.

   Orbital’s 100% owned subsidiary, Orbital International, Inc., has fully and unconditionally guaranteed the Notes. Orbital International, Inc. had no independent assets or operations during the three years ended December 31, 2002. No other Orbital subsidiary has guaranteed the Notes.

   The carrying amounts of the other outstanding debt and capital lease obligations approximate their fair values. Scheduled maturities of long-term debt, including capital lease obligations, for each of the years in the five-year period ending December 31, 2007 are $1.9 million for 2003, $1.9 million for 2004, $0.8 million for 2005, $112.1 million for 2006 and $43,000 for 2007.

   The 7.6% to 14.57% notes are collateralized by certain office, computer and test equipment and the company’s L-1011 aircraft.

   During the third quarter of 2001, Orbital paid off the outstanding balance under its prior primary credit facility. At December 31, 2001, no borrowings were outstanding under this facility, which was formally terminated in January 2002.

8. Commitments and Contingencies

Leases

   Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) at December 31, 2002 were as follows (in thousands):

	Operating	Capital

2003	$12,188	$2,142

2004	11,821	1,945

2005	9,959	924

2006	8,609	69

2007	8,093	43

Thereafter	38,668	—

	$89,338	5,123

Less interest		(476)

Less current portion		(1,854)

Long-term portion		$2,793

   Rent expense for 2002, 2001 and 2000 was approximately $16.1 million, $13.3 million and $11.2 million, respectively.

Litigation

   The company is party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company’s results of operations or financial condition.

ORBIMAGE

   On July 24, 2002, ORBIMAGE filed a complaint in the U.S. Bankruptcy Court for the Eastern District of Virginia against Orbital alleging, among other things, breach of the satellite system procurement agreement between the two parties, conversion of property, breach of fiduciary duty, fraud and misrepresentation, and civil conspiracy in connection with various transactions among Orbital, ORBIMAGE and the company’s former subsidiary, MDA. The complaint also named two officer/directors of Orbital as defendants in connection with certain of the claims. ORBIMAGE sought $30.0 million in damages allegedly arising out of the restructuring of the RadarSat-2 data license agreement between ORBIMAGE and MDA, as well as unspecified damages for the other claims.

   In February 2003, the Bankruptcy Court approved a settlement agreement among ORBIMAGE, Orbital, the Official Committee of Unsecured Creditors of ORBIMAGE, and the two officer/directors of Orbital named as defendants (the “Settlement Agreement”). The effectiveness of the agreement remains subject to the receipt into escrow of conditional releases from 75% of ORBIMAGE’s bondholders, which Orbital expects to receive in March 2003. The Settlement Agreement provides for mutual releases of all claims, including those claims made by ORBIMAGE in the above-described litigation, to take effect upon launch (whether or not successful) of the OrbView-3 satellite by Orbital and payment by Orbital of $2.5 million to ORBIMAGE. Orbital expects to record a $2.5 million settlement charge in its income statement when these actions are completed. In the event ORBIMAGE reorganizes or liquidates pursuant to a plan that is consistent with the Settlement Agreement, then Orbital will be entitled to receive new notes equal to such payment amount ranking pari passu with other senior or secured debt issued, if any, to its current bondholders by ORBIMAGE. Otherwise, Orbital will have an allowed non-subordinated claim in such amount which (1) in the event of a plan of liquidation consistent with the Settlement Agreement, will be treated in the same manner as the treatment of the current ORBIMAGE bondholders and (2) in other circumstances, will have priority in right of payment over the current bondholders and other general unsecured creditors. In addition to releases from ORBIMAGE, the Settlement Agreement provides for Orbital to obtain releases from at least 85% of ORBIMAGE’s Series A Preferred Stockholders and at least 75% of the holders of ORBIMAGE’s senior notes, subject to the same conditions described above. It also provides that a plan of reorganization or liquidating plan will provide for third party releases of Orbital and the two officer/ directors of Orbital named as defendants, to the extent permitted by law.

   As part of the settlement, if OrbView-3 is not launched by April 30, 2003 or if checkout has not occurred by July 31, 2003, and subject to various exceptions for force majeure and commercial reasonableness, Orbital could be subject to delay penalties of up to $5 million in the aggregate.

   In early 2001, ORBIMAGE entered into a new license agreement with MDA for exclusive U.S. RadarSat-2 imagery distribution rights. Under the new RadarSat-2 license agreement, two $5 million installments were due from ORBIMAGE to MDA in 2002. Orbital had agreed to make such payments on ORBIMAGE’s behalf in exchange for receivables from ORBIMAGE in an amount equal to the payments, to the extent that receivables are available. ORBIMAGE did not take the actions necessary to trigger Orbital’s purchase obligation with respect to the July or the December 2002 installments and, accordingly, the company believes it has no further obligations under this agreement. Furthermore, upon the effectiveness of the releases under the Settlement Agreement described above, any claims ORBIMAGE might have against Orbital under this agreement would be waived.

Contracts

   Most of the company’s government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the company’s financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the company’s financial condition and/ or results of operations.

Financial Guarantees

   Occasionally, certain contracts require the company to post performance bonds or letters of credit supporting Orbital’s performance and refund obligations under the contracts. Orbital had $24.9 million of standby letters of credit outstanding at December 31, 2002, of which $10.2 million was collateralized by restricted cash and cash equivalents and $14.7 million was issued under the

Revolver. Orbital had $6.8 million of standby letters of credit outstanding at December 31, 2001. If circumstances were to prevail in the future whereby the company were unable to issue performance bonds or letters of credit in accordance with its contractual requirements, the customer might be entitled to withhold future payments or terminate its contract with the company and this could result in charges or other adverse effects on the company’s financial condition.

9. Income Taxes

   The provision for income taxes in 2002 consisted of current state income taxes. There was no current or deferred income tax provision or benefit for 2001. The entire provision for income taxes in 2000 consisted of a provision to fully reserve net deferred tax assets. The income tax provisions from continuing operations were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

	Years Ended
	December 31,

	2002	2001	2000

U.S. Federal statutory rate	35.0%	(35.0)%	(35.0)%

Changes in valuation allowance	(37.8)	29.0	31.6

Investments in affiliates and minority interests in net assets of consolidated subsidiaries	—	7.3	0.9

Intangible amortization	—	2.2	0.7

Other, net	4.7	(3.5)	5.1

Effective rate	1.9%	0.0%	3.3%

   The tax effects of significant temporary differences were as follows (in thousands):

	As of December 31,

	2002	2001

Tax Assets:

U.S. Federal and state net operating loss carryforward	$189,169	$166,752

Other accruals, credits and reserves	42,223	43,612

Percentage-of-completion accounting	3,233	—

U.S. Federal tax credit carryforward	2,933	2,998

Intangible assets	2,873	5,738

	240,431	219,100

Valuation allowance	(232,244)	(202,734)

Tax assets, net	$8,187	$16,366

Tax Liabilities:

Excess deductions for tax reporting purposes	$4,564	$8,379

Excess tax depreciation	3,623	4,153

Investments in subsidiaries/affiliates	—	529

Percentage-of-completion accounting	—	3,305

Tax liabilities	$8,187	$16,366

   At December 31, 2002, the company had U.S. federal net operating loss carryforwards (portions of which expire beginning in 2004) of approximately $486.5 million, and U.S. research and experimental tax credit carryforwards of approximately $2.9 million. Such net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions. The valuation allowance has been adjusted to eliminate net deferred tax assets due to management’s assessment of anticipated future taxable income.

10. Warrants, Common Stock and Stock Option Plans

   In August 2002, the company issued 135,000 warrants to purchase approximately 16.5 million shares of the company’s common stock, as part of a sale of units consisting of notes and warrants (see Note 7). Each warrant is exercisable for up to 122.23 shares of Orbital’s common stock at an exercise price of $3.86 per share, for a period of four years from the date of their issuance. The issuance of the 135,000 warrants was recorded based on their relative fair value of $28.8 million at the date of issuance, determined using the Black-Scholes option-pricing model. The issuance was recorded as an increase to stockholders’ equity and debt discount in the amount of $24.4 million at the issuance date.

   In August 2001, the company issued warrants in connection with the settlement of a class action lawsuit (see Note 3). The settlement agreement specified that the company would issue warrants exercisable for three years at a price equal to 90% of the company’s average closing stock price for the 10-day period beginning 12 days prior to a settlement hearing in August 2001, resulting in an exercise price of $4.82 per warrant. The settlement agreement further specified that the Black-Scholes option-pricing model should be used to calculate the fair value per warrant and that the resulting number of warrants to be issued should have a fair value in the aggregate equal to $11.5 million. Accordingly, the company determined the value per warrant to be approximately $2.48 based on the Black-Scholes model and issued a total of 4,631,121 warrants. As of December 31, 2002, 25,675 of these warrants had been exercised.

   In January 2000, the company issued 100,000 warrants to the banks that were party to the company’s then primary credit facility. Each warrant is exercisable for one share of the company’s common stock at an exercise price of $0.01 per share, for a period of five years from the date of their issuance. As of December 31, 2002, 24,500 of these warrants had been exercised.

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

   In 1999, the company adopted an Employee Stock Purchase Plan (“ESPP”) for employees of the company. The ESPP has semi-annual offering periods beginning on January 1 and July 1 and allows employees to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of the offering period. During the three years ended December 31, 2002, employees purchased approximately 2.7 million shares of Orbital’s common stock under the ESPP.

   The company issued 200,000, 200,000, and 50,000 stock appreciation rights in 2002, 2001, and 2000, respectively. The 2002 rights expire in March 2003, the 2001 grants expired in 2002, and the 2000 grants expired in 2001. Payment is dependent on appreciation of the company’s common stock over the vesting period. The company’s stock has not appreciated above the targeted level and, accordingly, no compensation expense has been recorded for these stock appreciation rights.

   In July 2002, the company issued 200,000 restricted shares of common stock to an officer of the company. In connection with the issuance, the company recorded $1.1 million of deferred compensation in stockholders’ equity that is being amortized to compensation expense through December 31, 2003.

   As of December 31, 2002, the company’s 1997 Stock Option and Incentive Plan, as amended (the “1997 Plan”), provided for awards of up to 10.6 million incentive or non-qualified stock options and shares of restricted stock to employees, directors, consultants and advisors of the company and its subsidiaries. Under the terms of the 1997 Plan, options may not be issued at less than 100% of the fair market value of the company’s common stock on the date of grant. Options under the 1997 Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant. Options expire no more than ten years following the grant date. The 1997 Plan provides for automatic grants of non-qualified stock options to nonemployee directors of the company. The company also has options outstanding that were issued pursuant to two predecessor plans to the 1997 Plan.

   In the fourth quarter of 2002, the company offered a stock option exchange program to certain employees, pursuant to which 1,185,513 options previously granted under the 1997 Plan each with an exercise price greater than $12.25 per common share were cancelled. The company has agreed to grant up to 680,208 new options at a date after six months from the cancellation date of the prior options.

   The following two tables summarize information regarding the company’s stock options for the last three years:

			Weighted
			Average	Outstanding
	Number of	Option Price	Exercise	and
Options	Shares	Per Share	Price	Exercisable

Outstanding at December 31, 1999.	6,012,722	$3.51-$43.31	$22.66	2,602,819

Granted	1,746,033	8.00-36.50	12.34

Exercised	(17,587)	3.51-12.25	6.74

Cancelled or expired	(766,167)	3.51-40.00	24.94

Outstanding at December 31, 2000.	6,975,001	3.51-43.31	19.86	4,409,970

Granted	3,138,499	1.30-4.30	3.75

Exercised	—	—	—

Cancelled or expired	(1,997,120)	3.51-36.50	24.94

Outstanding at December 31, 2001.	8,116,380	1.30-43.31	14.03	4,753,881

Granted	607,500	2.95-6.15	5.31

Exercised	(174,783)	3.80-4.43	4.00

Cancelled or expired	(2,425,370)	3.45-43.31	21.58

Outstanding at December 31, 2002.	6,123,727	$1.30-$43.31	$10.53	4,397,349

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	Dec. 31, 2002	Contractual Life	Exercise Price	Dec. 31, 2002	Exercise Price

$1.30-$ 4.00	2,679,230	8.61	$3.72	1,536,681	$3.76

4.17-13.50	2,079,928	7.23	10.23	1,496,099	11.61

13.88-43.31	1,364,569	4.93	24.35	1,364,569	24.35

$1.30-$43.31	6,123,727	7.32	$10.53	4,397,349	$12.82

11. Supplemental Disclosures

Defined Contribution Plan

   At December 31, 2002, the company had a defined contribution plan (the “Plan”) generally covering all full-time employees. Company contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors, and were $4.9 million, $6.1 million and $5.0 million during 2002, 2001 and 2000, respectively. The company’s 2002 contributions consisted of approximately 1.1 million shares of company common stock, which employees are permitted to exchange into other investment alternatives. In addition, the company has a deferred compensation plan for senior managers and executive officers. At December 31, 2002 and 2001, liabilities related to this plan totaling $4.2 million and $4.8 million, respectively, were included in accrued expenses.

Cash Flows

   Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Interest paid	$12,268	$20,734	$23,591

Income taxes paid, net of refunds	265	—	7,981

12. Summary Selected Quarterly Financial Data (Unaudited)

   The following is a summary of selected quarterly financial data for the previous two years (in thousands, except share data). Certain reclassifications have been made to prior quarter financial data to conform to the presentation used in the December 31, 2002 consolidated financial statements.

	Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

2002

Revenues	$120,712	$135,435	$134,833	$160,662

Gross profit	18,994	21,711	21,056	29,650

Income from operations	5,201	7,242	5,836	10,760

Income from continuing operations	2,392	5,361	760	5,172

Income from discontinued operations	—	—	875	—

Income per common share, continuing operations	0.06	0.12	0.02	0.11

Income per dilutive share, continuing operations	0.05	0.12	0.02	0.11

Income per common and dilutive share, discontinued operations	—	—	0.02	—

2001(1)

Revenues	$94,889	$108,489	$91,008	$120,863

Gross profit	10,647	6,598	12,192	(1,621)

Loss from operations	(4,513)	(8,491)	(16,920)	(23,049)

Loss from continuing operations	(22,692)	(25,137)	(16,278)	(31,507)

Income (loss) from discontinued operations	1,125	91,709	21,895	(164)

Loss per common and dilutive share, continuing operations	(0.60)	(0.66)	(0.42)	(0.80)

Income per common and dilutive share, discontinued operations	0.03	2.41	0.57	—

(1)	In the fourth quarter of 2001, revenue, gross profit and operating income include a $13.0 million favorable adjustment as a result of a contract settlement reached with a customer in connection with the company’s X-34 program. In the second quarter of 2001, operating income was favorably impacted by the $3.4 million reversal of a provision for uncollectible receivables recorded in 2000 related to the X-34 program. In the third and fourth quarters, operating income was negatively impacted by $2.4 million and $3.0 million, respectively, of litigation- related settlement charges.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

PART III

Item 10.	Directors and Executive Officers of The Registrant

   The information required by this Item is included in Item 4A above and under the caption “Election of Directors — Directors to be Elected at the 2003 Annual Meeting, — Directors Whose Terms Expire in 2004 and — Directors Whose Terms Expire in 2005” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement to be filed pursuant to Regulation 14A on or about March 21, 2003 and is incorporated herein by reference.

Item 11.	Executive Compensation

   The information required by this Item is included under the captions “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises During 2002 and December 31, 2002 and Fiscal Year-End Option Values,” “Indemnification Agreements,” “Executive Employment Agreements” and “Information Concerning the Board and Its Committees” of our definitive Proxy Statement to be filed pursuant to Regulation 14A on or about March 21, 2003 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is included under the caption “Ownership of Common Stock” of our definitive Proxy Statement to be filed pursuant to Regulation 14A on or about March 21, 2003 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

   The information required by this Item is included under the captions “Related Transactions” and “Equity Compensation Plan Information” of our definitive Proxy Statement to be filed pursuant to Regulation 14A on or about March 21, 2003 and is incorporated herein by reference.

Item 14.	Controls and Procedures

   Within 90 days of the filing date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that the company files under the Exchange Act is accumulated and communicated to management, including the company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any significant actions regarding any deficiencies.

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

Report of Independent Accountants on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

Financial Statements of Orbital Imaging Corporation as of December 31, 2002 and for the year then ended (unaudited)

Financial Statements of Orbital Imaging Corporation as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, together with report of independent accountants

Financial Statements of ORBCOMM Global, L.P. as of December 31, 2000 and 1999 and for each of the two years in the period ended December 31, 2000, together with report of independent accountants

         3.     Exhibits. A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

   (b) Reports on Form 8-K.

         None.

   (c) See Item 15(a)(3) of this report.

   (d) See Item 15(a)(2) of this report.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2003

ORBITAL SCIENCES CORPORATION

By:	/s/ David W. Thompson

David W. Thompson Chairman of the Board and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATED: March 12, 2003

Signature:	Title:
/s/ David W. Thompson David W. Thompson	Chairman of the Board and Chief Executive Officer, Director
/s/ James R. Thompson James R. Thompson	Vice Chairman, President and Chief Operating Officer, Director
/s/ Garrett E. Pierce Garrett E. Pierce	Vice Chairman and Chief Financial Officer, Director
/s/ N. Paul Brost N. Paul Brost	Senior Vice President, Finance
/s/ Hollis M. Thompson Hollis M. Thompson	Vice President and Controller
/s/ Daniel J. Fink Daniel J. Fink	Director
/s/ Lennard A. Fisk Lennard A. Fisk	Director
/s/ Robert M. Hanisee Robert M. Hanisee	Director
/s/ Robert J. Hermann Robert J. Hermann	Director
/s/ Jack L. Kerrebrock Jack L. Kerrebrock	Director

/s/ Janice I. Obuchowski
Director
Janice I. Obuchowski
/s/ Frank L. Salizzoni Frank L. Salizzoni	Director
/s/ Harrison H. Schmitt Harrison H. Schmitt	Director
/s/ Scott L. Webster Scott L. Webster	Director

CERTIFICATION

I, David W. Thompson, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Orbital Sciences Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ David W. Thompson David W. Thompson Chairman and Chief Executive Officer

CERTIFICATION

I, Garrett E. Pierce, Vice Chairman and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Orbital Sciences Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ Garrett E. Pierce Garrett E. Pierce Vice Chairman and Chief Financial Officer

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Stockholders of
     Orbital Sciences Corporation

     Our audit of the consolidated financial statements referred to in our report dated February 14, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule as of and for the years ended December 31, 2002, 2001 and 2000 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
McLean, VA
February 14, 2003

ORBITAL SCIENCES CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands)

		Additions

			Charged/
	Balance at	Charged to	Credited to		Balance
	Start of	Costs and	Other		At End of
Description	Period	Expenses	Accounts	Deductions(1)	Period

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts	18,920	10,362	—	(4,112)	25,170
Allowance for obsolete inventory	14,480	281	—	(1,970)	12,791
Deferred income tax valuation reserve	150,844	63,219	—	—	214,063
YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts	25,170	437	—	(23,575)	2,032
Allowance for obsolete inventory	12,791	—	—	(11,401)	1,390
Deferred income tax valuation reserve	214,063	—	—	(11,329)	202,734
YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	2,032	1,641	—	(1,587)	2,086
Allowance for obsolete inventory	1,390	2,196	—	(353)	3,233
Deferred income tax valuation reserve	202,734	29,510	—	—	232,244

(1)	Deductions relate primarily to accounts written off and, in 2001, to discontinued operations.

ORBITAL IMAGING CORPORATION
(Debtor-In-Possession)

Financial Statements

As of December 31, 2002 and for the Year Then Ended

(Unaudited)

ORBITAL IMAGING CORPORATION
(DEBTOR-IN-POSSESSION)
BALANCE SHEET
DECEMBER 31, 2002
(In thousands, except share data)
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,293
Trade receivables and other current assets, net of allowances of $129	924

Total current assets	7,217

Property, plant and equipment, at cost, less accumulated depreciation of $18,948	15,157
Satellites and related rights, at cost, less accumulated depreciation and amortization of $50,595	104,827
Unbilled receivables	5,623
Goodwill, intangibles and deferred charges	7,086

Total assets	$139,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current liabilities not subject to compromise:
Accounts payable and accrued expenses (post-petition)	$5,290
Current portion of deferred revenue	298

Total current liabilities not subject to compromise	5,588

Liabilities subject to compromise (pre-petition)	235,233

Total current liabilities	240,821

Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible, 2,000,000 shares authorized, 975,349 shares issued and outstanding (liquidation value of $102,574)	111,150

Stockholders’ deficit:
Common stock, par value $0.01; 75,000,000 shares authorized;
25,214,000 shares issued and outstanding	252
Additional paid-in-capital	87,507
Accumulated deficit	(299,820)

Total stockholders’ deficit	(212,061)

Total liabilities and stockholders’ deficit	$139,910

The accompanying notes are an integral part of these unaudited financial statements.

ORBITAL IMAGING CORPORATION
(DEBTOR-IN-POSSESSION)
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002
(In thousands, except share data)
(unaudited)

Revenues	$15,643
Direct expenses	9,611

Gross profit	6,032
Selling, general and administrative expenses	4,317
Impairment charges	7,562

Loss from operations	(5,847)
Interest expense, net	7,832

Loss before reorganization items and benefit for income taxes	(13,679)
Reorganization items:
Professional fees	7,164
Interest earned on accumulated cash and cash equivalents during Chapter 11 proceedings	(74)

Loss before benefit for income taxes	(20,769)
Benefit for income taxes	—

Net loss	$(20,769)
Loss per common share — basic and diluted (1)	$(0.87)
Loss available to common stockholders	$(21,880)
Weighted average shares outstanding – basic and diluted (1)	25,214,000

(1)	All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for the period presented.

The accompanying notes are an integral part of these unaudited financial statements.

ORBITAL IMAGING CORPORATION
(DEBTOR-IN-POSSESSION)
STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2001	25,214,000	$252	$87,502	$(277,940)	$(190,186)

Issuance of stock options	—	—	5	—	5
Preferred stock dividends	—	—	—	(1,111)	(1,111)
Net loss	—	—	—	(20,769)	(20,769)

Balance as of December 31, 2002	25,214,000	$252	$87,507	$(299,820)	$(212,061)

The accompanying notes are an integral part of these unaudited financial statements.

ORBITAL IMAGING CORPORATION
(DEBTOR-IN-POSSESSION)
STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002
(In thousands)
(unaudited)

Cash flows from operating activities:
Net loss	$(20,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset loss and impairment charges	7,562
Depreciation, amortization and other	5,445
Changes in assets and liabilities:
Decrease in receivables and other current assets	33,725
Decrease in other assets	22
Decrease in accounts payable and accrued expenses	(23,061)
Decrease in deferred revenue	(1,725)
Decrease in obligations to related parties	(169)
Liabilities subject to compromise:
Decrease in accounts payable and accrued expenses	(982)
Decrease in deferred revenue	(5,283)

Net cash used in operating activities	(5,235)

Cash flows from investing activities:
Capital expenditures	(1,873)

Net cash used in investing activities	(1,873)

Net decrease in cash and cash equivalents	(7,108)

Cash and cash equivalents, beginning of year	13,401

Cash and cash equivalents, end of year	$6,293
Supplemental cash flow information:
Interest paid	$34,292

Non-cash items:
Preferred stock dividends	$1,111

The accompanying notes are an integral part of these unaudited financial statements.

ORBITAL IMAGING CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

(1)  Business Operations and Reorganization under Chapter 11

     Orbital Imaging Corporation (“ORBIMAGE” or the “Company”), a Delaware corporation, is a global provider of Earth imagery products and services. ORBIMAGE is developing an integrated system of digital remote sensing satellites, U.S. and international ground stations and Internet-based sales channels to collect, process and distribute Earth imagery products.

Reorganization under Chapter 11

     On April 5, 2002, ORBIMAGE filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Eastern District of Virginia. The Company had previously announced publicly that it intended to take such action in furtherance of its plan to reorganize and had been in negotiations with its bondholders, holders of its Series A Preferred Stock and Orbital Sciences Corporation (“Orbital”), its majority stockholder. Under Chapter 11, prosecution of certain claims (“Pre-Petition Claims”) against ORBIMAGE in existence prior to the filing of the petition are stayed by operation of the Federal bankruptcy laws while ORBIMAGE continues business operations as Debtor-in-Possession and attempts to develop a plan of reorganization.

     Pre-Petition Claims are reflected in the December 31, 2002 balance sheet as liabilities subject to compromise. Additional claims may be determined by the Bankruptcy Court (or agreed to by parties in interest) subsequent to the filing date as a result of the Company’s rejection of executory contracts, including leases, and allowed claims for contingencies and other disputed amounts, which would also be classified as liabilities subject to compromise in the balance sheet. The liabilities in the accompanying balance sheets do not include all such additional claims which may arise subsequent to December 31, 2002. Claims secured against the Company’s assets also are stayed by operation of law, although the holders of such claims have the right to move the court for relief from the stay.

     On June 19, 2002, the Official Committee of Unsecured Creditors (the “Creditors Committee”) appointed in the bankruptcy proceeding filed a motion in the Bankruptcy Court for authority to conduct discovery against Orbital under Federal Rules of Bankruptcy Procedure 2004. The stated purpose of the Creditors Committee in seeking such discovery was to investigate the details of ORBIMAGE’s relationship and transactions with Orbital in order to reveal whether claims were warranted against Orbital or certain of its directors, officers and former officers on theories that might include, among others, wrongful control and domination, breach of fiduciary duty, breach of contract, fraud and misrepresentation.

     On July 24, 2002, ORBIMAGE initiated an adversary proceeding in the Bankruptcy Court by filing a complaint seeking damages and other relief from Orbital due to, among other things,

breach of the satellite System Procurement Agreement between the two parties, conversion of property, breach of fiduciary duty, fraud and misrepresentation, and civil conspiracy in connection with various transactions with Orbital and MacDonald, Dettwiler and Associates Ltd. (“MDA”), Orbital’s former subsidiary. The complaint also named certain officers/directors of Orbital as defendants in connection with certain of the claims. The Bankruptcy Court ordered that the majority of the claims against Orbital be referred to resolution by binding arbitration in accordance with the arbitration provisions of the procurement agreement between ORBIMAGE and Orbital.

     On February 11, 2003, ORBIMAGE signed a Settlement Agreement with the Creditors’ Committee and Orbital that is intended to facilitate ORBIMAGE’s emergence from its Chapter 11 reorganization proceeding. Under the Settlement Agreement, ORBIMAGE agreed to suspend its pending litigation with Orbital in exchange for additional working capital and other consideration to be provided by Orbital. The Settlement Agreement provides for mutual releases of all claims among the parties, including the Company and a significant majority of its bondholders and preferred stockholders, Orbital, and certain officers/directors of Orbital. The releases will be effective upon launch of the OrbView-3 satellite by Orbital and payment by Orbital of $2.5 million to the Company (the “Orbital Payment”). In exchange, Orbital will receive new notes that are equal to the Orbital Payment and rank pari passu with the new notes to be issued to the Company’s pre-bankruptcy unsecured creditors provided the final reorganization plan is consistent with the Settlement Agreement. If the final plan is materially inconsistent with the Settlement Agreement, Orbital will have priority in right of payment over the unsecured creditors. As part of the Settlement Agreement, if OrbView-3 is not launched by April 30, 2003 or on-orbit check out is not successfully completed by July 31, 2003, Orbital will pay ORBIMAGE delay penalties. Orbital also agreed to defer certain payment obligations of ORBIMAGE and to forgive others, the details of which are discussed in Note 4 below. ORBIMAGE obtained formal approval of the Settlement Agreement from the Bankruptcy Court on February 19, 2003.

     The RadarSat-2 Territorial License Agreement with MDA required ORBIMAGE to pay MDA $5.0 million on July 2, 2002 and $5.0 million on December 31, 2002. ORBIMAGE has not made either of these payments and disputes that such payments are actually due. The parties intend to resolve this issue as part of ORBIMAGE’s financial restructuring. Accordingly, no liability has been recorded for these amounts at December 31, 2002. ORBIMAGE’s relationship with MDA is currently the subject of negotiations between the parties and disputes in the bankruptcy process. There can be no assurance as to the outcome of the discussions.

     In addition to the issues surrounding its bankruptcy filing, ORBIMAGE’s operations are subject to certain risks and uncertainties that are inherent in the remote sensing industry. ORBIMAGE has incurred losses since its inception, and management believes that it will continue to do so through the first year of OrbView-3 operations. As of December 31, 2002, ORBIMAGE had $6.3 million of unrestricted cash and cash equivalents. ORBIMAGE’s liquidity has been, and continues to be, constrained. ORBIMAGE is negotiating a financial restructuring, as discussed below, which will be required in order to provide adequate liquidity for operations through the launch and on-orbit verification of its OrbView-3 satellite, which is expected to be launched during the second quarter of 2003. ORBIMAGE defaulted on its senior notes during the year; therefore, all amounts relating to its senior notes have been classified as current liabilities in the accompanying financial statements. ORBIMAGE’s ability to continue as a going concern is dependent on restructuring its senior notes (including the conversion of a substantial portion of the senior notes to equity) pursuant to an approved plan of reorganization, a timely and successful launch of the OrbView-3 satellite currently under construction, and obtaining additional liquidity to meet its capital requirements.

     During 2002, ORBIMAGE funded its capital requirements for operations through cash from operations combined with cash on hand and insurance proceeds from the launch failure of its OrbView-4 satellite. Management expects that the financial restructuring described in its plan of reorganization will generate sufficient additional liquidity to satisfy ORBIMAGE’s capital and operating requirements through a successful launch of OrbView-3, but must obtain additional liquidity to meet its capital and operating requirements beyond the launch. If ORBIMAGE is unable to achieve its plan, it may be forced to liquidate its assets for significantly less than their current carrying value and its financial position and results of operations would be materially and adversely impacted.

(2)  Nature of Operations

     The OrbView-2 satellite was launched on August 1, 1997, and completed its on-orbit checkout in October 1997. ORBIMAGE recognized revenues related to the OrbView-2 satellite of $9.8 million for the year ended December 31, 2002. The OrbView-4 satellite suffered a launch failure in September 2001 and did not reach its intended orbit. The OrbView-3 satellite is currently expected to be launched in the second quarter of 2003 and will provide one-meter panchromatic and four-meter multispectral imagery of the Earth. The imagery provided by OrbView-3 is expected to have a broad range of applications for U.S. and foreign national security and many commercial and scientific markets. ORBIMAGE acquired the current RadarSat Territorial License in February 2001, which granted ORBIMAGE exclusive marketing rights in the United States for RadarSat-2 imagery. RadarSat-2 is currently expected to be launched in the second quarter of 2004 and will provide high-resolution commercial radar imagery (see Note 1).

(3)  Significant Accounting Policies

Basis of Presentation

     As of April 5, 2002, the date of the Company’s voluntary petition for reorganization under Chapter 11, ORBIMAGE adopted the financial reporting and accounting policies required for companies operating pursuant to Chapter 11 as prescribed in the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). In accordance with SOP 90-7, ORBIMAGE has classified in the accompanying balance sheet as of December 31, 2002 liabilities subject to compromise separately from those that are not subject to compromise. ORBIMAGE has reported separately in the accompanying statement of operations for the year ended December 31, 2002, revenues, expenses, gains and losses relating to the reorganization.

     The balance sheet as of December 31, 2002 and the related statements of operations, of stockholders’ deficit and of cash flows for the year then ended have not been audited or reviewed by any independent accountant.

Use of Estimates

     The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in its financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

     ORBIMAGE’s principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require ORBIMAGE to provide imagery over the term of a multi-year sales contract. Accordingly, ORBIMAGE recognizes revenues on imagery contracts on a straight-line basis over the delivery term of the contract. Deferred revenue represents receipts in advance of the delivery of imagery. Revenue for other services is recognized as services are performed.

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

Stock-Based Compensation

     Compensation expense for employee stock-based compensation plans is measured using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recognized over the vesting period for stock option grants to employees that have market values in excess of the strike price. To the extent that ORBIMAGE grants stock options to non-employee consultants or advisors, ORBIMAGE records costs equal to the fair value of the options granted as of the measurement date as determined using a Black-Scholes model.

     The following table illustrates the effect on net loss if the fair value method of accounting for stock-based compensation had been applied for the year ended December 31, 2002 (in thousands, except per share amounts):

Net loss, as reported	$(20,769)
Less: stock-based compensation expense determined under the fair value method, net of tax	(593)

Pro forma net loss	$(21,362)

Loss per common share — basic and diluted:
As reported	$(0.87)

Pro forma	$(0.89)

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

Recovery of Long-Lived Assets

     ORBIMAGE’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ORBIMAGE recognizes an impairment loss when the sum of expected undiscounted net future cash flows is less than the carrying amount of the assets. The amount of the impairment is measured as the difference between the asset’s estimated fair value and its book value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

Goodwill and Intangibles

     On January 1, 2002, ORBIMAGE adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangibles with indefinite useful lives unless the intangible asset is impaired. ORBIMAGE performed an impairment test of its goodwill and determined that no impairment of recorded goodwill existed at December 31, 2002. Intangible assets that have finite useful lives continue to be amortized over those useful lives.

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

Satellites and Related Rights and Property, Plant and Equipment

     ORBIMAGE purchased the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the ground system assets from Orbital pursuant to the System Procurement Agreement, discussed in Note 4 below. ORBIMAGE is purchasing the RadarSat-2 Territorial License pursuant to a separate agreement with MDA. Amortization of the capitalized costs begins when the assets are placed in service. Capitalized costs include the cost of any applicable launch insurance.

     Depreciation and amortization are provided using the straight-line method as follows:

Ground system assets	8 years
Furniture and equipment	3 to 5 years
OrbView-2	7 1/2 years
Leasehold improvements	Shorter of estimated useful life of lease or lease term

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are applicable to exit or disposal activities initiated after December 31, 2002. OBIMAGE has not completed its assessment or evaluation of SFAS 146.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated into the December 31, 2002 financial statements.

(4)  Relationship with Orbital and Subsidiaries

     ORBIMAGE was initially established as a wholly-owned subsidiary of Orbital. In 1997, ORBIMAGE issued preferred stock to private investors to fund a significant portion of the remaining costs of existing projects (the “Private Placement”). During 1997, ORBIMAGE also executed certain contracts with Orbital whereby all assets and liabilities of Orbital’s operating division, ORBIMAGE, were sold to ORBIMAGE at historical cost.

     ORBIMAGE had three significant contracts with Orbital at the beginning of 2002: (i) the ORBIMAGE System Procurement Agreement dated November 18, 1996, as amended (the “System Procurement Agreement”), (ii) the OrbView-2 License Agreement dated May 8, 1997 (the “OrbView-2 License”), and (iii) the Amended and Restated Administrative Services Agreement dated May 8, 1997 (the “Administrative Services Agreement”).

     Under the System Procurement Agreement, ORBIMAGE purchased (i) the OrbView-1 satellite, (ii) an exclusive license entitling ORBIMAGE to all of the economic rights and benefits of the OrbView-2 satellite, (iii) the OrbView-3 satellite and launch service, (iv) the OrbView-4 satellite and launch service and (v) the ground system assets used to command and control the satellites as well as receive and process imagery. Pursuant to the System Procurement Agreement, ORBIMAGE committed to purchase various satellites, rights and ground systems for approximately $279.9 million, net of $31.0 million to be funded by the U.S. Air Force through a contract with Orbital. The System Procurement Agreement originally called for the OrbView-3 satellite to be constructed and launched before OrbView-4; however, continuing schedule delays resulted in OrbView-4 being constructed and delivered first.

     ORBIMAGE did not incur costs under the System Procurement Agreement for the year ended December 31, 2002. As of December 31, 2002, $4.4 million of costs previously incurred under the System Procurement Agreement remain outstanding. The System Procurement Agreement further requires the Company to pay Orbital $1.5 million upon the successful on-orbit checkout of OrbView-3 and to pay Orbital annual on-orbit incentive payments based upon operational performance of up to $2.25 million on each of the first five anniversaries of OrbView-3, for a total of $11.25 million. Under the terms of the Settlement Agreement discussed in Note 1 above, once OrbView-3 is launched, Orbital is required to make a payment of $2.5 million to ORBIMAGE, and Orbital agrees to discharge the $4.4 million obligation discussed above, and to defer the $1.5 million milestone payment until one year from the date of acceptance by ORBIMAGE of the OrbView-3 system. In addition, the maximum amount of the annual post-launch on-orbit payments to Orbital would be reduced from $2.25 million to $1.125 million on each of the first five anniversaries of OrbView-3, for a total of $6.375 million.

     If the OrbView-3 launch has not occurred by April 30, 2003 and the cause of any delay in launch is other than force majeure (as defined in the System Procurement Agreement), the terms of the Settlement Agreement require that Orbital will pay ORBIMAGE daily delay penalties of $16,430, payable beginning May 1, 2003 until Launch has occurred. If launch has occurred and OrbView-3 has achieved its intended orbit but acceptance by ORBIMAGE of the OrbView-3 System as provided in the System Procurement Agreement has not occurred by the earlier of 90 days after launch or July 31, 2003, Orbital will pay ORBIMAGE daily delay penalties of

$16,430, unless the delay is due to force majeure, any problems arising out of the ORBIMAGE software and equipment or work that ORBIMAGE agrees to perform in connection with OrbView-3 System on-orbit checkout, or if on-orbit checkout and acceptance is impossible due to an on-orbit failure. Orbital’s maximum aggregate liability for delay penalties is $5.0 million.

     Under the OrbView-2 License Agreement, Orbital has granted an exclusive worldwide license to ORBIMAGE to use and sell OrbView-2 imagery. Pursuant to the terms of the OrbView-2 License Agreement, Orbital assigned to ORBIMAGE all amounts that are due or become due to Orbital under a contract Orbital had with NASA to deliver OrbView-2 imagery, and ORBIMAGE has sole responsibility for operating and controlling the OrbView-2 satellite. This contract expired on December 19, 2002. Effective December 20, 2002, ORBIMAGE executed a new contract to provide OrbView-2 imagery to NASA.

     Under the Administrative Services Agreement, ORBIMAGE paid Orbital for office space and other administrative services, as well as certain direct and indirect operating services provided by Orbital. The Administrative Services Agreement was terminated on March 31, 2002. ORBIMAGE incurred costs of approximately $0.3 million under the Administrative Services Agreement for the year ended December 31, 2002. ORBIMAGE owes Orbital a maximum of $2.4 million under the Agreement as of December 31, 2002, which is included in liabilities subject to compromise as of that date. As part of the Settlement Agreement, ORBIMAGE and Orbital have executed a sublease agreement which permits ORBIMAGE to continue subleasing its current office space from Orbital through April 2005.

     In 1998, ORBIMAGE entered into an agreement with MDA, then a Canadian subsidiary of Orbital, under which ORBIMAGE acquired the exclusive worldwide distribution rights for the RadarSat-2 satellite imagery (the “RadarSat-2 License”). Under the RadarSat-2 License, MDA would own and operate the RadarSat-2 satellite, and would provide operations, data reception, processing, archiving and distribution services to ORBIMAGE. The Company’s acquisition of the RadarSat-2 License was to cost $60.0 million, of which $30.0 million was paid in 1999. The remaining payments were not to exceed $15.0 million in 2001, $10.0 million in 2002 and $5.0 million upon the successful on-orbit checkout of RadarSat-2. The RadarSat-2 License Agreement was terminated on February 9, 2001 and replaced with a new RadarSat-2 Territorial License agreement (the “RadarSat-2 Territorial License”), pursuant to which MDA granted to ORBIMAGE an exclusive territorial license to distribute and sell RadarSat-2 imagery in the United States for $40.0 million. The $30.0 million of RadarSat-2 payments previously remitted to MDA under the original RadarSat-2 License agreement were applied to the $40.0 million license fee under the RadarSat-2 Territorial License. The License required ORBIMAGE to pay the remaining $10.0 million license fee obligation in two equal installments of $5.0 million each on July 2, 2002 and December 31, 2002. ORBIMAGE has not made either of these payments and disputes that such payments are actually due. Negotiations are ongoing with respect to a new Agreement as part of ORBIMAGE’s financial restructuring, but there can be no assurance as to its content or timing. No amounts have been accrued by ORBIMAGE at December 31, 2002. The impact of any financial restructuring is not determinable at present.

     ORBIMAGE is also obligated under the RadarSat-2 Territorial License to pay 60 percent of the operating costs for RadarSat-2, up to a maximum of $6.0 million per year, following the launch of the satellite.

(5)  Impairment Charges

     Due to continued delays in the completion of OrbView-3 and RadarSat-2, the entry of competitors in markets served by ORBIMAGE and the effect of terrorism activities on Federal funding for scientific imagery applications, ORBIMAGE evaluated the recoverability of its remaining satellites and ground station assets pursuant to SFAS No. 144. Accordingly, ORBIMAGE adjusted the carrying value of the satellites and related ground station assets to their most likely estimated fair values based on anticipated future discounted cash flows, resulting in the following non-cash impairment charge for the year ended December 31, 2002 (in thousands):

OrbView-2 license	$6,260
Ground system assets	1,302

Total	$7,562

(6)  Comprehensive Income (Loss)

     For the year ended December 31, 2002, there were no material differences between net loss as reported and comprehensive income (loss).

(7)  Loss Per Common Share

     The computations of basic and diluted loss per common share were as follows for the year ended December 31, 2002 (in thousands, except share data):

Numerator for basic and diluted loss per common share:
Net loss	$(20,769)
Preferred stock dividends	(1,111)

Loss available to common stockholders	$(21,880)

Denominator for basic and diluted loss per common share — weighted average shares (1)	25,214,000

Loss per common share — basic and diluted (1)	$(0.87)

(1)	All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.

(8)  Property, Plant and Equipment

     Property, plant and equipment consisted of the following at December 31, 2002 (in thousands):

Land	$213
Ground system assets	28,657
Furniture and equipment	3,320
Leasehold improvements	1,915
Accumulated depreciation and amortization	(18,948)

Total	$15,157

     Depreciation and amortization expense was $1.4 million for the year ended December 31, 2002.

(9)  Satellites and Related Rights

     Satellites and related rights consisted of the following at December 31, 2002 (in thousands):

In service:
OrbView-1	$12,327
Accumulated depreciation	(12,327)

OrbView-2 License	43,414
Accumulated amortization	(38,268)

5,146
Satellites and rights in process	99,681

Total	$104,827

     Satellite depreciation and amortization expense was $3.6 million for the year ended December 31, 2002.

(10)  Income Taxes

     ORBIMAGE recorded no income tax expense for the year ended December 31, 2002. The effective income tax rate varied from the statutory U.S. Federal income tax rate for the year ended December 31, 2002 because of the following differences:

U.S. Federal statutory tax rate	(34.0)%
State income taxes	(3.7)
Valuation allowance	37.0
Other	0.7

Effective tax rate	(0.0)%

     The primary components of ORBIMAGE’s federal deferred tax assets and liabilities were as follows (in thousands):

Deferred tax assets:
Differences in revenue recognition	$255
Net operating loss carry forward	69,256
Other	12,731

Deferred tax assets	82,242
Less: valuation allowance	(75,672)

Net deferred tax assets	6,570
Deferred tax liabilities:
Differences in the tax treatment of
Satellites and related rights	6,570

Net deferred tax liability	$—

     The increase in valuation allowance is principally the result of current year operating losses. Management believes it is more likely than not that its existing deferred tax assets will not be realized. As of December 31, 2002, ORBIMAGE had net operating loss carryforwards totaling $183.6 million, which expire beginning the year ending December 31, 2014. Such net operating loss carryforwards are subject to certain limitations and other restrictions.

(11)  Liabilities Subject to Compromise

     As of December 31, 2002, liabilities subject to compromise (see Note 1) were as follows (in thousands):

Accounts payable and accrued expenses	$576
Accrued interest payable	9,406
Deferred revenue	262
Obligations to related parties	6,741
Senior notes	218,248

$235,233

(12) Senior Notes

General

     On February 25, 1998, ORBIMAGE issued 150,000 units consisting of senior notes and 1,312,746 warrants for common stock, raising net proceeds of approximately $144.6 million. The gross proceeds of the units offering of $150.0 million were allocated: $142.1 million to the senior notes and $7.9 million to the value of the warrants recorded as a debt discount. On April 22, 1999, ORBIMAGE completed an add-on debt offering of senior notes raising net proceeds of approximately $68.1 million. The debt discount and issuance costs are amortized using the interest method as an adjustment to interest expense over the term of the senior notes resulting in an effective yield of approximately 13.4%. As of December 31, 2002, the senior notes had a fair value of approximately $45 million as estimated by quoted market prices. Interest on ORBIMAGE’s senior notes due 2005 accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1.

     At December 31, 2001, ORBIMAGE was in default with regard to the senior notes because ORBIMAGE did not make the scheduled interest payments for that year. On February 10, 2002, the senior noteholders received approximately $28.4 million of insurance proceeds as payment of the outstanding interest on the senior notes, which cured the payment default. This payment included interest on the overdue installments of interest which was payable at a rate of 12.625 percent per annum. The Company made a partial payment of $5.9 million to the senior noteholders in conjunction with the March 1, 2002 semiannual interest payment on March 31, 2002, but was in default again on its interest obligations under the senior notes by $7.2 million with regard to that payment.

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

Covenants

     The indenture for the senior notes restricts, among other things, ORBIMAGE’s ability to pay cash dividends.

Reorganization under Chapter 11

     ORBIMAGE recorded interest expense for the period from January 1, 2002 to April 5, 2002. In accordance with SOP 90-7, interest expense is not recorded during the Chapter 11 proceedings except to the extent that it is probable that it will be allowed. Management does not believe it is probable that interest expense incurred during the Chapter 11 proceedings will be allowed, and therefore no interest expense for the period from April 6, 2002 through December 31, 2002 has been recorded. If ORBIMAGE had recorded interest expense for the period from April 6, 2002 through December 31, 2002, interest expense for the year ended December 31, 2002 would have increased by approximately $22.0 million.

     In conjunction with the issuance of the senior notes, ORBIMAGE incurred debt financing costs which had been deferred and amortized over the term of the senior notes. Such amortization was reported as a component of interest expense. As a result of the Chapter 11 filing, ORBIMAGE has ceased amortizing these costs. The remaining unamortized costs of $4.5 million are included in goodwill, intangibles and deferred costs in the accompanying balance sheet at December 31, 2002.

     The rights of the senior noteholders are subject to change if the plan of reorganization is confirmed by the Bankruptcy Court.

(13) Employee Benefit Plan

     ORBIMAGE’s employees participate in the Orbital Imaging Corporation Retirement Savings Plan, as amended, a defined contribution plan (the “Plan”) in accordance with Section 401(k) of the Internal Revenue code of 1986, as amended. The Company’s contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors. ORBIMAGE’s annual contribution expense was $0.2 million for the year ended December 31, 2002.

(14) Leases

     Total rental expense under operating leases was $0.2 million for the year ended December 31, 2002. Aggregate minimum rental commitments under non-cancelable operating leases (primarily for office space and equipment) as of December 31, 2002 were as follows (in thousands):

2003	$680
2004	688
2005	376
2006	219
2007	219
Thereafter	304

$2,486

(15) Preferred Stock Subject to Repurchase

     ORBIMAGE has authorized 10,000,000 shares of $0.01 par value preferred stock, of which: (a) 2,000,000 shares of the Series A preferred stock have been authorized, of which 975,349 shares were issued and outstanding as of December 31, 2002; (b) 2,000,000 shares of the Series B preferred stock have been authorized, none of which have been issued and (c) 2,000,000 shares of the Series C preferred stock have been authorized, none of which have been issued.

Dividends

     The Series A preferred stock is assigned a stated value of $100 per share and is entitled to a cumulative dividend of 12% per annum payable semi-annually on May 1 and November 1 of each year, in cash or, in lieu thereof, payable in-kind in shares of Series A preferred stock on the basis of 120 shares of Series A preferred stock for each 1,000 shares of Series A preferred stock outstanding. To date, all dividends have been paid in-kind. As of December 31, 2002, cumulative preferred stock dividends in arrears totaled 50,393 shares.

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

Conversion Rights and Mandatory Conversion

     The Series A holders have the option, at any time, or from time to time, to convert their Series A preferred stock into fully paid and non-assessable shares of common stock. The number of shares of common stock issued upon such conversion will be determined by multiplying each Series A holder’s number of Series A preferred stock by a fraction, the numerator of which is the Series A preferred stock Stated Value and the denominator of which is a conversion price, subject to anti-dilutive adjustments. The per share conversion price is currently $4.17. Mandatory conversion of the Series A preferred stock into shares of common stock shall occur upon the earliest of any one of the following events to take place:

•	the closing, under certain circumstances, of a public offering of the common stock;

•	the culmination of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price; or

•	the proposed sale of no less than 70% of the common stock on a fully diluted basis.

Change of Control

     Although not redeemable at the option of the holders, ORBIMAGE has certain obligations to the Series A holders upon a “change of control” as deemed in the stock purchase agreement. If a change of control occurs before the latest of:

•	the successful on-orbit checkout of OrbView-3,

•	the closing of an initial public offering that meets certain criteria, or

•	the end of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price of the Series A preferred stock,

then ORBIMAGE must offer to purchase, subject to the rights of the holders of the senior notes, all outstanding shares of Series A preferred stock for a purchase price of 101% of the liquidation amount of the stock.

     The activity in the preferred stock subject to repurchase was as follows for the year ended December 31, 2002 (dollars in thousands):

	Shares	Amount
Balance as of December 31, 2001	975,349	110,039
Accrual of preferred stock dividends	—	1,111

Balance as of December 31, 2002	975,349	$111,150

Reorganization under Chapter 11

     As a result of the Chapter 11 filing, ORBIMAGE did not accrue any dividends after April 5, 2002, the date of the Chapter 11 filing.

     The rights of the Series A holders are subject to change if the plan of reorganization is confirmed by the Bankruptcy Court.

(16) Common Stock Warrants

     In connection with the units offering on February 25, 1998, ORBIMAGE issued 150,000 warrants, which entitle the holders to acquire 1,312,746 shares of ORBIMAGE’s common stock. The warrants were exercisable as of December 31, 2002 at a price is $0.01 per share. Each warrant entitles the holder to buy 8.75164 shares of common stock. The warrants expire on March 1, 2005.

     The rights of the holders of the warrants are subject to change if the plan of reorganization is confirmed by the Bankruptcy Court.

(17) Stock Option Plan

     Through ORBIMAGE’s stock option plan, as amended (the “Plan”), ORBIMAGE may issue to its employees, Orbital’s employees, consultants or advisors incentive or non-qualified options to purchase up to 4,800,000 shares of ORBIMAGE’s common stock. Under the Plan, stock options may not be granted with an exercise price less than 85% of the stock’s fair market value at the date of the grant as determined by the Board of Directors. ORBIMAGE’s options generally vest in one-third increments over either a two-year or a three-year period. The maximum term of an option is 10 years.

The following table summarizes the activity relating to the Plan for the year ended December 31, 2002:

			Weighted	Outstanding
	Number of	Option Price	Average	and
	Shares	Per Share	Exercise Price	Exercisable

Outstanding as of December 31, 2001	3,019,227	1.50-7.25	4.10	2,381,318
Canceled or expired	(678,647)	1.50-7.25	4.21

Outstanding as of December 31, 2002	2,340,580	$1.50-7.25	$4.07	2,215,266

     No options were granted for the year ended December 31, 2002. As of December 31, 2002, the weighted average remaining contractual life of the options outstanding was 5.48 years.

     The rights of the option holders are subject to change if the plan of reorganization is confirmed by the Bankruptcy Court.

(18) Information on Industry Segments and Major Customers

     ORBIMAGE operated as a single segment for the year ended December 31, 2002. ORBIMAGE recognized revenues related to contracts with the National Aeronautics and Space Administration of approximately $7.3 million for the year ended December 31, 2002, representing approximately 47% of total revenues recognized during 2002.

ORBITAL IMAGING CORPORATION

Financial Statements

As of December 31, 2001 and 2000
and for the Three Years in the Period Ended December 31, 2001

and

Report of Independent Accountant

Report of Independent Accountants

To the Board of Directors and Stockholders of
Orbital Imaging Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Orbital Imaging Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced continuing operating losses, defaulted on its senior notes and requires a financial restructuring to meet its capital and operating requirements. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

March 6, 2002
McLean, Virginia

ORBITAL IMAGING CORPORATION
BALANCE SHEETS
(In thousands, except share data)

ASSETS	December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$13,401	$4,146
Restricted cash from insurance proceeds	34,292	—
Trade receivables and other current assets, net of allowances of $64 and $60, respectively	357	1,453

Total current assets	48,050	5,599

Property, plant and equipment, at cost, less accumulated depreciation of $17,576 and $14,268, respectively	16,877	36,619
Satellites and related rights, at cost, less accumulated depreciation and amortization of $46,945 and $39,578, respectively	113,817	283,543
Unbilled receivables	5,523	8,799
Goodwill, intangibles and deferred charges	7,208	9,269

Total assets	$191,475	$343,829

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,514	$4,103
Accrued interest payable	36,801	8,719
Current portion of deferred revenue	7,527	8,904
Obligations to related parties	6,910	2,113
Senior notes	217,829	216,154

Total current liabilities	271,581	239,993

Deferred revenue, net of current portion	41	6,970

Total liabilities	271,622	246,963

Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible, 2,000,000 shares authorized, 975,349 and 868,052 shares issued and outstanding, respectively (liquidation value of $99,486 and $88,541, respectively)	110,039	106,103

Stockholders’ deficit:
Common stock, par value $0.01; 75,000,000 shares authorized; 25,214,000 shares issued and outstanding	252	252
Additional paid-in-capital	87,502	87,469
Accumulated deficit	(277,940)	(96,958)

Total stockholders’ deficit	(190,186)	(9,237)

Total liabilities and stockholders’ deficit	$191,475	$343,829

The accompanying notes are an integral part of these financial statements.

ORBITAL IMAGING CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,

	2001	2000	1999

Revenues	$18,755	$24,123	$18,587
Direct expenses	17,311	26,696	21,212

Gross profit (loss)	1,444	(2,573)	(2,625)
Selling, general and administrative expenses	9,502	9,216	10,362
Asset loss and impairment charges	138,040	—	—

Loss from operations	(146,098)	(11,789)	(12,987)
Interest expense (income), net	30,948	(2,160)	(2,636)

Loss before benefit for income taxes	(177,046)	(9,629)	(10,351)
Benefit for income taxes	—	(77)	(3,629)

Net loss	$(177,046)	$(9,552)	$(6,722)

Loss per common share — basic and diluted (1)	$(7.18)	$(0.96)	$(0.79)
Loss available to common stockholders	$(180,982)	$(24,092)	$(19,796)
Weighted-average shares outstanding – basic and diluted (1)	25,214,000	25,214,000	25,214,000

(1)	All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.

The accompanying notes are an integral part of these financial statements.

ORBITAL IMAGING CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 1998	25,214,000	$252	$86,782	$(53,070)	$33,964
Issuance of stock options	—	—	413	—	413
Capital contributed	—	—	90	—	90
Preferred stock dividends	—	—	—	(13,074)	(13,074)
Net loss	—	—	—	(6,722)	(6,722)

Balance as of December 31, 1999	25,214,000	$252	$87,285	$(72,866)	$14,671
Issuance of stock options	—	—	184	—	184
Preferred stock dividends	—	—	—	(14,540)	(14,540)
Net loss	—	—	—	(9,552)	(9,552)

Balance as of December 31, 2000	25,214,000	$252	$87,469	$(96,958)	$(9,237)
Issuance of stock options	—	—	33	—	33
Preferred stock dividends	—	—	—	(3,936)	(3,936)
Net loss	—	—	—	(177,046)	(177,046)

Balance as of December 31, 2001	25,214,000	$252	$87,502	$(277,940)	$(190,186)

The accompanying notes are an integral part of these financial statements.

ORBITAL IMAGING CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(177,046)	$(9,552)	$(6,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset loss and impairment charges	138,040	—	—
Depreciation, amortization and other	13,821	14,923	14,258
Deferred tax benefit	—	(77)	(3,629)
Changes in assets and liabilities:
Decrease (increase) in receivables and other current assets	1,096	(4,873)	(4,502)
Decrease (increase) in other assets	3,887	(59)	357
Increase (decrease) in accounts payable and accrued expenses	26,493	(432)	5,917
Decrease in deferred revenue	(8,306)	(8,736)	(7,609)
Increase (decrease) in obligations to related parties	348	1,508	(8,603)

Net cash used in operating activities	(1,667)	(7,298)	(10,533)

Cash flows from investing activities:
Capital expenditures	(22,916)	(38,445)	(92,388)
Insurance proceeds from launch failure	28,838	—	—
Proceeds from launch delay penalties	5,000	—	—
Purchases of restricted held-to-maturity securities	—	—	(7,306)
Purchases of available-for-sale securities	—	(23,491)	(53,698)
Maturities of restricted held-to-maturity securities	—	12,984	19,691
Maturities of available-for-sale securities	—	46,699	38,362
Sales of available-for-sale securities	—	8,842	17,671

Net cash provided by (used in) investing activities	10,922	6,589	(77,668)

Cash flows from financing activities:
Net proceeds from issuance of long-term obligations	—	—	67,974

Net cash provided by financing activities	—	—	67,974

Net increase (decrease) in cash and cash equivalents	9,255	(709)	(20,227)

Cash and cash equivalents, beginning of year	4,146	4,855	25,082

Cash and cash equivalents, end of year	$13,401	$4,146	$4,855

Supplemental cash flow information:
Interest paid	$4	$26,163	$20,582

Non-cash items:
Capital expenditures	$4,449	$—	$—
Preferred stock dividends	3,936	14,540	13,074
Capitalized compensatory stock options	12	161	174
Capital contributed – tax basis adjustment	—	—	90

The accompanying notes are an integral part of these financial statements.

ORBITAL IMAGING CORPORATION
NOTES TO FINANCIAL STATEMENTS

(1) Business Operations and Financial Restructuring

     Orbital Imaging Corporation (“ORBIMAGE” or the “Company”), a Delaware corporation, is a global provider of Earth imagery products and services. ORBIMAGE is developing an integrated system of digital remote sensing satellites, U.S. and international ground stations and Internet-based sales channels to collect, process and distribute Earth imagery products.

Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. ORBIMAGE has incurred losses since its inception, and management believes that it will continue to do so for the foreseeable future. As of December 31, 2001, ORBIMAGE had $13.4 million of unrestricted cash and cash equivalents. Current liabilities exceeded current assets by $223.5 million at December 31, 2001, and its accumulated deficit was $277.9 million on that date. ORBIMAGE’s liquidity has been, and continues to be, constrained. ORBIMAGE is negotiating a financial restructuring, as discussed below, that will be required in order to provide adequate liquidity for operations through the launch and on-orbit verification of its OrbView-3 satellite, which is expected to be launched during the fourth quarter of 2002. ORBIMAGE defaulted on its senior notes during the year; therefore, all amounts relating to its senior notes have been classified as current liabilities in the accompanying financial statements. ORBIMAGE’s ability to continue as a going concern is dependent on restructuring its senior notes (including the conversion of a substantial portion of the senior notes to equity) pursuant the filing of a petition and a plan of reorganization (“POR”) under Chapter 11 of the Bankruptcy Code, a timely and successful launch of the OrbView-3 satellite currently under construction, and a restructuring of the Company’s obligations with respect to the RadarSat-2 License, as discussed below. Negotiations are ongoing among ORBIMAGE, Orbital, the preferred stockholders and noteholders with respect to a new Agreement, but there can be no assurance as to its content or timing.

     During 2001, ORBIMAGE funded its capital requirements for operations through cash from operations combined with cash on hand, advances from Orbital and insurance proceeds from the launch failure of its OrbView-4 satellite. Management expects that the financial restructuring strategy described below will generate sufficient additional liquidity to satisfy ORBIMAGE’s capital and operating requirements for 2002. If ORBIMAGE is unable to achieve its plan, it may be forced to liquidate its assets for significantly less than their current carrying value and its financial position and results of operations would be materially and adversely impacted.

Financial Restructuring

     On February 15, 2001, ORBIMAGE announced that it would not make the $13.1 million interest payment scheduled to be made on March 1, 2001 to the holders of its senior notes, and that it had retained a financial advisor to assist in, among other things, restructuring these notes. ORBIMAGE is also having discussions with Orbital Sciences Corporation (“Orbital”), ORBIMAGE’s majority shareholder, in pursuit of additional sources of liquidity to meet its funding needs. As of March 31, 2001, ORBIMAGE was in default on its senior notes. ORBIMAGE also did not make the $13.1 million interest payment scheduled to be made on September 1, 2001. On September 20, 2001, ORBIMAGE reached an Agreement with an informal committee representing the holders of approximately 75 percent of the senior notes to undertake a financial restructuring, which was to include filing a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with a POR. Certain key investors in ORBIMAGE’s Series A preferred stock and Orbital also agreed to the terms of the Agreement.

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

     As part of these negotiations, ORBIMAGE has offered and may agree to an additional $10 million cash incentive to be paid by the Company to Orbital Sciences Corporation (“Orbital”), its majority shareholder, as annual on-orbit incentive payments under the System Procurement Agreement between ORBIMAGE and Orbital. The timing of such incentive payments is uncertain and will depend on the outcome of the negotiations. In addition, ORBIMAGE has offered to pay back to Orbital $5 million in launch penalties that Orbital paid to the Company in 2001 under the System Procurement Agreement by issuing a new subordinated note to Orbital that would mature at the time of its senior notes.

     Under the current RadarSat-2 Territorial License Agreement with MacDonald Detwiller and Associates (“MDA”), a former subsidiary of Orbital, ORBIMAGE is obligated to pay MDA $5 million on July 2, 2002 and another $5 million on December 31, 2002, or the Company may lose all rights under that License for which it has already invested $30 million. ORBIMAGE is in discussions with MDA to extend those payment dates to up to October 1, 2003 and April 1, 2004, respectively, but there can be no assurance as to the outcome of the discussions.

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

Revenue Recognition

     ORBIMAGE’s principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require ORBIMAGE to provide imagery over the term of a multi-year sales contract. Accordingly, ORBIMAGE recognizes revenues on imagery contracts on a straight-line basis over the delivery term of the contract. Deferred revenue represents receipts in advance of the delivery of imagery. Revenue for other services is recognized as services are performed.

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

Services Provided by Orbital

     A substantial part of ORBIMAGE’s administrative services, including information systems and human resources, was provided to ORBIMAGE by Orbital pursuant to the Administrative Services Agreement.

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) requires companies to recognize as expense the fair value of all stock-based awards on the date of grant or continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. ORBIMAGE has elected to continue to apply the provision of APB 25 and provide the pro forma disclosure provisions of SFAS 123. Compensation expense is recognized over the vesting period for stock option grants to employees that have market values in excess of the strike price. To the extent that ORBIMAGE grants stock options to non-employee consultants or advisors, ORBIMAGE records costs equal to the fair value of the options granted as of the measurement date as determined using a Black-Scholes model.

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

Recovery of Long-Lived Assets

     ORBIMAGE’s policy is to review its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ORBIMAGE recognizes an impairment loss when the sum of expected undiscounted net future cash flows is less than the carrying amount of the assets. The amount of the impairment is measured as the difference between the asset’s estimated fair value and its book value.

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

Satellites and Related Rights and Property, Plant and Equipment

     ORBIMAGE purchased the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the ground system assets from Orbital pursuant to the System Procurement Agreement, discussed in Note 4 below. ORBIMAGE is purchasing the RadarSat-2 Territorial License pursuant to a separate agreement with MacDonald, Dettwiler and Associates Ltd. (“MDA”), a former subsidiary of Orbital. Amortization of the capitalized costs begins when the assets are placed in service. Capitalized costs include the cost of launch insurance.

     Depreciation and amortization are provided using the straight-line method as follows:

Ground system assets	8 years
Furniture and equipment	3 to 5 years
OrbView-2	7 1/2 years
Leasehold improvements	Shorter of estimated useful life of lease or lease term

     Prior to 2001, ORBIMAGE had capitalized interest costs in connection with the construction of satellites and related ground segments and systems. The capitalized interest was recorded as part of the historical cost of the asset to which it related and will be amortized over the asset’s useful life when placed in service. Interest capitalization was discontinued in 2001 because all significant expenditures relating to the construction of the satellites were made. Capitalized interest totaled $28.8 million and $23.7 million for the years ended December 31, 2000 and 1999, respectively.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No.142 supersedes APB Opinion No. 17, “Intangible Assets,” and requires the discontinuance of goodwill amortization. In addition, SFAS No.142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS No.142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. ORBIMAGE will adopt SFAS No. 142 for its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. ORBIMAGE is in the process of assessing the effect of adopting SFAS No. 144.

(4) Relationship with Orbital and Subsidiaries

     ORBIMAGE was initially established as a wholly-owned subsidiary of Orbital. In 1997, ORBIMAGE issued preferred stock to private investors to fund a significant portion of the remaining costs of existing projects (the “Private Placement”). During 1997, ORBIMAGE also executed certain contracts with Orbital whereby all assets and liabilities of Orbital’s operating division, ORBIMAGE, were sold to ORBIMAGE at historical cost.

     ORBIMAGE had three significant contracts with Orbital at the beginning of 2000 which are still in effect: (i) the ORBIMAGE System Procurement Agreement dated November 18, 1996, as amended (the “System Procurement Agreement”), (ii) the OrbView-2 License Agreement dated May 8, 1997 (the “OrbView-2 License”), and (iii) the Amended and Restated Administrative Services Agreement dated May 8, 1997 (the “Administrative Services Agreement”).

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

     In 1998, ORBIMAGE entered into an agreement with MDA, then a Canadian subsidiary of Orbital, under which ORBIMAGE acquired the exclusive worldwide distribution rights for the RadarSat-2 satellite imagery (the “RadarSat-2 License”). Under the RadarSat-2 License, MDA would own and operate the RadarSat-2 satellite, and would provide operations, data reception, processing, archiving and distribution services to ORBIMAGE. ORBIMAGE’s acquisition of the RadarSat-2 License was to cost $60.0 million, of which $30.0 million was paid in 1999. The remaining payments were not to exceed $15.0 million in 2001, $10.0 million in 2002 and $5.0 million upon the successful on-orbit checkout of RadarSat-2. The RadarSat-2 License Agreement was terminated on February 9, 2001 and replaced with a new RadarSat-2 Territorial License agreement (the “RadarSat-2 Territorial License”), pursuant to which MDA granted to ORBIMAGE an exclusive territorial license to distribute and sell RadarSat-2 imagery in the United States for $40.0 million. The $30.0 million of RadarSat-2 payments previously remitted to MDA under the original RadarSat-2 License agreement were applied to the $40.0 million license fee under the RadarSat-2 Territorial License. The remaining $10.0 million license fee obligation is to be paid by ORBIMAGE in two equal installments of $5.0 million each on July 2, 2002 and December 31, 2002. If ORBIMAGE is unable to make either installment payment of the remaining license fee obligation, it may lose all rights with respect to the RadarSat-2 Territorial License and have to write off its prior payments of $30 million under the original RadarSat-2 License Agreement. ORBIMAGE is also obligated to pay 60 percent of the operating costs for RadarSat-2, up to a maximum of $6.0 million per year, following the launch of the satellite. Negotiations are ongoing with respect to a new Agreement, but there can be no assurance as to its content or timing. The impact of any financial restructuring or bankruptcy filing are not determinable at present.

     In conjunction with the renegotiation of the RadarSat-2 Territorial License, on February 9, 2001, ORBIMAGE and Orbital entered into a purchase agreement whereby Orbital agreed to purchase receivables from ORBIMAGE in the future for an aggregate purchase price of $10.0 million (the “Purchase Agreement”). Orbital is obligated to make up to two $5.0 million cash purchases of receivables to coincide with the payment dates set forth in the RadarSat-2 Territorial License. Orbital’s obligation to make each purchase under the Purchase Agreement is conditioned, among other things, on ORBIMAGE notifying Orbital of its inability to make such payments to MDA due to financial hardship and ORBIMAGE having receivables sufficient to sell to Orbital in the amount of the payment.

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

Write-off of OrbView-4 and Application of Insurance Proceeds

     In September 2001, ORBIMAGE purchased insurance coverage for the combined risk of launch, satellite checkout and on-orbit satellite operations with respect to OrbView-4. ORBIMAGE paid $2.8 million to purchase insurance coverage of approximately $13.1 million. An additional $50 million of insurance coverage was purchased by ORBIMAGE on behalf of the senior note holders. One of the members of the informal committee of holders of the senior notes loaned ORBIMAGE the funds necessary to purchase such additional insurance coverage for approximately $12.7 million (the “Bridge Loan”). Interest accrued on the Bridge Loan at an annual rate of 13.625%. ORBIMAGE was also required to pay a 20% commitment fee to the Bridge Loan lender out of the proceeds to be received by the senior noteholders.

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

OrbView-4 satellite cost, before insurance premiums and commitment fee	$125,649
Capitalized insurance premiums paid by ORBIMAGE	2,823
Capitalized insurance premiums borrowed under Bridge Loan	12,749
Commitment fee and interest paid under Bridge Loan	2,960

Total value of Orb-View-4 satellite	144,181
Ground system assets related to OrbView-4	10,503

Total value of Orb-View-4 assets	154,684
Less: insurance proceeds	(63,130)

Total asset loss	$91,554

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

Asset Impairments

     Due to continued delays in the completion of OrbView-3 and RadarSat-2, the entry of competitors in markets served by ORBIMAGE and the potential effect of recent terrorism activities on Federal funding for scientific imagery applications, ORBIMAGE evaluated the recoverability of its remaining satellites and ground station assets pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Accordingly, ORBIMAGE adjusted the carrying value of the satellites and related ground station assets to their estimated fair values based on anticipated future discounted cash flows, resulting in the following non-cash impairment charges which were recorded in 2001 (in thousands):

Satellites and rights in process	$25,880
Orb-View-2 license	14,869
Ground system assets	5,737

Total impairment charge	$46,486

(6) Comprehensive Income (Loss)

     For the years ended December 31, 2001, 2000 and 1999, there were no material differences between net loss as reported and comprehensive income (loss).

(7) Loss Per Common Share

     The computations of basic and diluted loss per common share were as follows (in thousands, except share data):

	Years Ended December 31,

	2001	2000	1999

Numerator for basic and diluted loss per common share:
Net loss	$(177,046)	$(9,552)	$(6,722)
Preferred stock dividends	(3,936)	(14,540)	(13,074)

Loss available to common stockholders	$(180,982)	$(24,092)	$(19,796)

Denominator for basic and diluted loss per common share — weighted-average shares (1)	25,214,000	25,214,000	25,214,000
Loss per common share — basic and diluted (1)	$(7.18)	$(0.96)	$(0.79)

(2)	All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.

(8)	Property, Plant and Equipment

     Property, plant and equipment consisted of the following (in thousands):

	December 31,

	2001	2000

Land	$213	$213
Ground system assets	29,142	45,908
Furniture and equipment	3,210	2,888
Leasehold improvements	1,888	1,878
Accumulated depreciation and amortization	(17,576)	(14,268)

Total	$16,877	$36,619

     Depreciation and amortization totaled $3.3 million, $3.4 million and $3.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(9) Satellites and Related Rights

     Satellites and related rights consisted of the following (in thousands):

	December 31,

	2001	2000

In service:
OrbView-1	$12,327	$12,327
Accumulated depreciation	(12,327)	(12,327)
OrbView-2 License	49,674	64,543
Accumulated amortization	(34,618)	(27,251)

	15,056	37,292
Satellites and rights in process	98,761	246,251

Total	$113,817	$283,543

     Satellite depreciation and amortization totaled $7.4 million, $8.6 million and $8.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(10) Income Taxes

     The income tax benefit consisted of the following (in thousands):

	Years Ended December 31,

	2001	2000	1999

Current benefit:
U.S. Federal	$—	$—	$—
State	—	—	—

Total current benefit	—	—	—
Deferred benefit:
U.S. Federal	—	72	3,460
State	—	5	169

Total deferred benefit	—	77	3,629

Total benefit for income taxes	$—	$77	$3,629

     The effective income tax rate varied from the statutory U.S. Federal income tax rate because of the following differences:

	Years Ended December 31,

	2001	2000	1999

U.S. Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(2.5)	(2.5)	(1.7)
Valuation allowance	36.4	37.4	—
Other	0.1	(1.7)	0.6

Effective tax rate	(0.0)%	(0.8)%	(35.1)%

     The primary components of ORBIMAGE’s federal deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Differences in revenue recognition	$2,893	$5,948
Net operating loss carry forward	63,333	15,994
Other	2,288	877

Deferred tax assets	68,514	22,819
Less: valuation allowance	(67,993)	(3,600)

Net deferred tax assets	521	19,219
Deferred tax liabilities:
Differences in the tax treatment of
Satellites and related rights	521	19,219

Net deferred tax liability	$—	$—

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

(11) Senior Notes

General

     On February 25, 1998, ORBIMAGE issued 150,000 units consisting of senior notes and 1,312,746 warrants for common stock, raising net proceeds of approximately $144.6 million. The gross proceeds of the units offering of $150.0 million were allocated: $142.1 million to the senior notes and $7.9 million to the value of the warrants recorded as a debt discount. On April 22, 1999, ORBIMAGE completed an add-on debt offering of senior notes raising net proceeds of approximately $68.1 million. The debt discount and issuance costs are amortized using the interest method as an adjustment to interest expense over the term of the senior notes resulting in an effective yield of approximately 13.4%. As of December 31, 2001, the senior notes had a fair value of approximately $45 million as estimated by quoted market prices. Interest on ORBIMAGE’s senior notes due 2005 accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1.

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

Covenants

     The indenture for the senior notes restricts, among other things, ORBIMAGE’s ability to pay cash dividends.

(12)  Employee Benefit Plan

     ORBIMAGE’s employees participate in the Orbital Imaging Corporation Retirement savings Plan, as amended, a defined contribution plan (the “Plan”) in accordance with Section 401(k) of the Internal Revenue code of 1986, as amended. ORBIMAGE’s contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors. For the years ended December 31, 2001, 2000 and 1999, ORBIMAGE’s contribution expense was $0.2 million, $0.2 million and $0.5 million, respectively.

(13)  Leases

     Total rental expense under operating leases was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Aggregate minimum rental commitments under non-cancelable operating leases (primarily for office space and equipment) as of December 31, 2001 were as follows (in thousands):

2002	$212
2003	199
2004	211
2005	219
2006	219
Thereafter	523

$1,583

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

Conversion Rights and Mandatory Conversion

     The Series A holders have the option, at any time, or from time to time, to convert their Series A preferred stock into fully paid and non-assessable shares of common stock. The number of shares of common stock issued upon such conversion will be determined by multiplying each Series A holder’s number of Series A preferred stock by a fraction, the numerator of which is the Series A preferred stock Stated Value and the denominator of which is a conversion price, subject to anti-dilutive adjustments. The per share conversion price is currently $4.17. Mandatory conversion of the Series A preferred stock into shares of common stock shall occur upon the earliest of any one of the following events to take place:

•	the closing, under certain circumstances, of a public offering of the common stock;

•	the culmination of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price; or

•	the proposed sale of no less than 70% of the common stock on a fully diluted basis.

Change of Control

     Although not redeemable at the option of the holders, ORBIMAGE has certain obligations to the Series A holders upon a “change of control” as deemed in the stock purchase agreement. If a change of control occurs before the latest of:

•	the successful on-orbit checkout of OrbView-3,

•	the closing of an initial public offering that meets certain criteria, or

•	the end of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price of the Series A preferred stock,

then ORBIMAGE must offer to purchase, subject to the rights of the holders of the senior notes, all outstanding shares of Series A preferred stock for a purchase price of 101% of the liquidation amount of the stock.

     The activity in the preferred stock subject to repurchase was as follows for the years ended December 31, 1999, 2000 and 2001 (dollars in thousands):

	Shares	Amount

Balance as of December 31, 1998	687,576	$78,489
Preferred stock dividends paid in shares	84,985	10,758
Accrual of preferred stock dividends	—	2,316

Balance as of December 31, 1999	772,561	91,563
Preferred stock dividends paid in shares	95,491	13,916
Accrual of preferred stock dividends	—	624

Balance as of December 31, 2000	868,052	106,103
Preferred stock dividends paid in shares	107,297	3,235
Accrual of preferred stock dividends	—	701

Balance as of December 31, 2001	975,349	$110,039

(15) Common Stock Warrants

     In connection with the units offering on February 25, 1998, ORBIMAGE issued 150,000 warrants, which entitle the holders to acquire 1,312,746 shares of ORBIMAGE’s common stock. The warrants were exercisable as of December 31, 2001 at a price is $0.01 per share. Each warrant entitles the holder to buy 8.75164 shares of common stock. The warrants expire on March 1, 2005.

(16) Stock Option Plan

Through ORBIMAGE’s stock option plan, as amended (the “Plan”), ORBIMAGE may issue to its employees, Orbital’s employees, consultants or advisors incentive or non-qualified options to purchase up to 4,800,000 shares of ORBIMAGE’s common stock. Under the Plan, stock options may not be granted with an exercise price less than 85% of the stock’s fair market value at the date of the grant as determined by the Board of Directors. ORBIMAGE’s options generally vest in one-third increments over either a two-year or a three-year period. The maximum term of an option is 10 years. The following table summarizes the activity relating to the Plan for the years ended December 31, 1999, 2000 and 2001:

			Weighted	Outstanding
	Number of	Option Price	Average	and
	Shares	Per Share	Exercise Price	Exercisable

Outstanding as of December 31, 1998	2,636,500	$3.60-5.10	$3.98	1,181,451
Granted	786,323	6.25	6.25
Exercised	—	—	—
Canceled or expired	(129,251)	4.17-6.25	4.92

Outstanding as of December 31, 1999	3,293,572	3.60-6.25	4.48	1,916,611
Granted	522,347	7.25	7.25
Exercised	—	—	—
Canceled or expired	(304,239)	3.60-7.25	5.91

Outstanding as of December 31, 2000	3,511,680	3.60-6.25	4.77	2,510,455
Granted	766,619	1.50	1.50
Exercised	—	—	—
Canceled or expired	(1,259,072)	1.50-7.25	4.39

Outstanding as of December 31, 2001	3,019,227	$1.50-7.25	$4.10	2,381,318

     As of December 31, 2001, the weighted-average remaining contractual life of the options outstanding was 6.54 years.

     Had ORBIMAGE determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, ORBIMAGE’s pro forma net loss and pro forma basic loss per common share would have been approximately $182.1 million and $7.22, respectively, for the year ended December 31, 2001, $11.0 million and $1.01, respectively, for the year ended December 31, 2000 and $7.7 million and $0.82, respectively, for the year ended December 31, 1999. Pro forma diluted loss per common share for the years ended December 31, 2001, 2000 and 1999 would be the same as the pro forma basic loss per share shown above since all potentially dilutive securities are antidilutive and are excluded due to the net loss for each year presented. Pro forma net loss as stated above is not necessarily representative of the effects of reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of the additional stock options in future years.

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

	Years Ended December 31,

	2001	2000	1999

Volatility	155.0%	34.0%	30.0%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	6.2%	6.6%
Expected average life	6.0 years	6.0 years	6.0 years
Weighted-average exercise price per share	$4.18	$4.77	$4.48

     The fair value of the options granted to employees and directors during the years ended December 31, 2001, 2000 and 1999 were estimated at $1.42 per share, $3.26 per share and $2.69 per share, respectively. Compensation expense recognized during each of the years ended December 31, 2001, 2000 and 1999 on stock options granted to employees was not material.

(17) Information on Industry Segments and Major Customers

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

Report of Independent Accountant

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (“ANDERSEN”). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY’S REGISTRATION STATEMENTS.

Report of Independent Public Accountants

To ORBCOMM Global, L.P.:

We have audited the accompanying consolidated balance sheets of ORBCOMM Global, L.P. (the “Company”) as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, partners’ capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and in February 2001, the Company filed a motion pursuant to the United States Bankruptcy Code to permit the sale of substantially all of its assets or alternatively the orderly liquidation of the Company. Management’s plans in regard to these matters are also described in Note 1. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

Vienna, VA
April 12, 2001

ORBCOMM GLOBAL, L.P.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,	DECEMBER 31,
	2000	1999

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,168	$8,722
Accounts receivable, net of allowance of $6,306 in 2000 and $237 in 1999	1,702	1,264
Inventory	0	15,964
Prepaid expenses and other current assets	500	5,171
Deferred and prepaid contract costs	525	0

Total Current Assets	3,895	31,121
Mobile Communications Satellite System and other property, plant and equipment, net	7,000	346,042
Other assets, net	0	5,543
Investments in and advances to affiliates	1,000	6,722
Goodwill, net	0	384

TOTAL ASSETS	$11,895	$389,812

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE
Accounts payable and accrued liabilities (December 31, 2000 amounts are post-petition)	$2,935	$20,030
Accounts payable and accrued liabilities — Orbital Sciences Corporation	0	107,513
Notes to Teleglobe Holding Corporation (post-petition)	13,720	0

Total Current Liabilities Not Subject to Compromise	16,655	127,543
Revenue participation accrued interest	0	1,520
Long-term debt	0	170,000
Liabilities subject to compromise (pre-petition)	291,877	0
Minority interest (pre-petition)	7,820	0

Total Liabilities	316,352	299,063
COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL (DEFICIT):
Teleglobe Mobile Partners	(186,373)	70,079
Orbital Communications Corporation	(118,084)	20,670

Total Partners’ Capital (Deficit)	(304,457)	90,749

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$11,895	$389,812

The accompanying notes are an integral part of these consolidated financial statements.

ORBCOMM GLOBAL, L.P.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,

	2000	1999

REVENUES:
Service and product sales	$7,797	$2,772

EXPENSES:
Cost of product sales	67,226	3,186
Engineering expenses	20,186	25,492
Marketing, administrative and other expenses	55,705	43,051
Depreciation	39,124	47,035
Loss on impairment of long-lived assets	334,837	0
Goodwill amortization	36	42

LOSS FROM OPERATIONS	(509,317)	(116,034)
OTHER INCOME AND EXPENSES:
Interest income	227	335
Interest expense and other financial charges	(18,537)	(25,866)
Loss on impairment of investments and loss on sale of affiliates	(5,196)	0
Equity in net losses of affiliates	(5,671)	(2,983)

LOSS BEFORE REORGANIZATION ITEMS	(538,494)	(144,548)
REORGANIZATION ITEMS:
Professional fees	(903)	0
Write off of debt issuance costs	(3,868)	0
Interest earned on accumulated cash and cash equivalents during
Chapter 11 proceedings	38	0

NET LOSS	(543,227)	(144,548)
OTHER COMPREHENSIVE INCOME (LOSS):
Currency translation adjustments	(59)	348

COMPREHENSIVE LOSS	$(543,286)	$(144,200)

     The accompanying notes are an integral part of these consolidated financial statements.

ORBCOMM GLOBAL, L.P.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(543,227)	$(144,548)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
Items not affecting cash:
Depreciation	39,124	47,035
Amortization	616	1,084
Equity in net losses of affiliates	5,671	2,983
Loss on impairment of inventory and other assets	63,282	0
Loss on impairment of long-lived assets	334,837	0
Loss on impairment of investments and loss on sale of affiliates	5,196	0
Write off of debt issuance costs	3,868	0

Sub-total	(90,633)	(93,446)
Net changes in non-cash working capital items:
Decrease (increase) in accounts receivable	1,270	(1,264)
Increase in inventory	(1,422)	(9,276)
(Increase) decrease in prepaid expenses and other current assets	(1,364)	(4,923)
Increase in deferred and prepaid contract costs	(3,041)	0
Increase in accounts payable and accrued liabilities	1,721	4,224
Increase in revenue participation accrued interest	0	921
Liabilities subject to compromise:
Increase in accounts payable and accrued liabilities	11,651	0
Decrease in accounts payable and accrued liabilities - Orbital Sciences Corporation	(23,626)	0
Increase in deferred revenue	2,067	0
Increase in revenue participation accrued interest	314	0

NET CASH USED IN OPERATING ACTIVITIES	(103,063)	(103,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,370)	(11,867)
Increase in investments in and advances to affiliates	(2,386)	(6,874)
Purchase of investments	0	0
Proceeds from sale of investments	0	390
Proceeds from sale of affiliates	865	0
Others	0	(36)

NET CASH USED IN INVESTING ACTIVITIES	(37,891)	(18,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	0	(1,190)
Partners’ contributions	120,936	130,159
Notes from Teleglobe Holding Corporation	13,720	0
Financing fees paid and other	(1,256)	(1,895)

NET CASH PROVIDED BY FINANCING ACTIVITIES	133,400	127,074

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,554)	4,923
CASH AND CASH EQUIVALENTS:
Beginning of year	8,722	3,799

CASH AND CASH EQUIVALENTS:
End of year	$1,168	$8,722

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$11,900	$23,860

Non-cash capital expenditures and increase in accrued liabilities -
Orbital Sciences Corporation	$0	$53,264

Conversion of Orbital Sciences Corporation accrued liabilities to Orbital Communications Corporation partner’s capital	$36,634	$0

The accompanying notes are an integral part of these consolidated financial statements.

ORBCOMM GLOBAL, L.P.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(IN THOUSANDS)

	TELEGLOBE MOBILE PARTNERS

		ACCUMULATED
		OTHER
	PARTNER'S	COMPREHENSIVE
	CAPITAL	INCOME	TOTAL

PARTNERS’ CAPITAL, DECEMBER 31, 1998	$56,520	$0	$56,520
Capital contributions	85,659	0	85,659
Net loss	(72,274)	0	(72,274)
Share of ORBCOMM Japan Ltd.’s currency translation adjustment	0	174	174

PARTNERS’ CAPITAL, DECEMBER 31, 1999	69,905	174	70,079
Capital contributions	120,936	0	120,936
Net loss	(368,755)	0	(368,755)
Repurchase of Orbital Communications Corporation stock	(845)	0	(845)
Reallocation of partners’ capital	(7,688)	0	(7,688)
Deemed distribution upon contribution of interest in affiliates	(63)	0	(63)
Share of ORBCOMM Japan Ltd.’s currency translation adjustment	0	(37)	(37)

PARTNERS’ DEFICIT, DECEMBER 31, 2000	$(186,510)	$137	$(186,373)

	ORBITAL COMMUNICATIONS CORPORATION

		ACCUMULATED
		OTHER
	PARTNER'S	COMPREHENSIVE
	CAPITAL	INCOME	TOTAL	TOTAL

PARTNERS’ CAPITAL, DECEMBER 31, 1998	$48,270	$0	$48,270	$104,790
Capital contributions	44,500	0	44,500	130,159
Net loss	(72,274)	0	(72,274)	(144,548)
Share of ORBCOMM Japan Ltd.’s currency translation adjustment	0	174	174	348

PARTNERS’ CAPITAL, DECEMBER 31, 1999	20,496	174	20,670	90,749
Capital contributions	36,634	0	36,634	157,570
Net loss	(174,472)	0	(174,472)	(543,227)
Repurchase of Orbital Communications Corporation stock	(409)	0	(409)	(1,254)
Reallocation of partners’ capital	(132)	0	(132)	(7,820)
Deemed distribution upon contribution of interest in affiliates	(353)	0	(353)	(416)
Share of ORBCOMM Japan Ltd.’s currency translation adjustment	0	(22)	(22)	(59)

PARTNERS’ DEFICIT, DECEMBER 31, 2000	$(118,236)	$152	$(118,084)	$(304,457)

The accompanying notes are an integral part of these consolidated financial statements.

ORBCOMM GLOBAL, L.P.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

     Organization

     In 1993, Teleglobe Mobile Partners (“Teleglobe Mobile”), a partnership established by affiliates of Teleglobe Inc. (“Teleglobe”), and Orbital Communications Corporation (“Orbital Communications”), a majority owned subsidiary of Orbital Sciences Corporation (“Orbital”), formed ORBCOMM Global, L.P. (“ORBCOMM” or the “Company”), a Delaware limited partnership. Orbital Communications and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. (“ORBCOMM USA”) and ORBCOMM International Partners, L.P. (“ORBCOMM International”), to market services using the ORBCOMM low-earth orbit satellite-based data communication system (the “ORBCOMM System”) in the United States and internationally, respectively. In 1995, the Company became a general and limited partner in ORBCOMM USA with a 98% participation interest and Orbital Communications’ direct partnership interest was reduced to 2% and Teleglobe Mobile’s direct partnership interest was eliminated entirely. Simultaneously, the Company became a general and limited partner in ORBCOMM International with a 98% participation interest and Teleglobe Mobile’s direct partnership interest was reduced to 2% and Orbital Communications’ direct partnership interest was eliminated entirely.

     Effective as of January 1, 2000, ORBCOMM entered into an agreement with Teleglobe, Teleglobe Mobile, Orbital and Orbital Communications (the “Omnibus Agreement”) pursuant to which Teleglobe Mobile became the Company’s sole general partner and majority owner, with an equity interest of approximately 64% as of January 1, 2000 (approximately 68% as of December 31, 2000), and Orbital Communications remained a limited partner, with a minority ownership equity interest of approximately 36% as of January 1, 2000 (approximately 32% as of December 31, 2000).

     On January 26, 2000, Orbital Communications and Teleglobe Mobile each contributed to the Company its 2% direct participation interest in ORBCOMM USA and ORBCOMM International, respectively (the “Merger”). As a result of the Merger, these companies ceased doing business as separate entities and the Company assumed their business operations. The participation interests contributed to ORBCOMM represented net liabilities of $353,000 and $63,000 for ORBCOMM USA and ORBCOMM International, respectively, which have been accounted for as distributions to Orbital Communications and Teleglobe Mobile.

     In February 1999, the Company formed ORBCOMM Investment Corporation, a Delaware corporation, as a wholly owned unrestricted subsidiary for the purpose of making strategic investments in the Company’s existing and prospective international service licensees, other service distributors and various third parties. In April 1999, the Company and ORBCOMM Enterprises Corporation, a Delaware corporation and wholly owned subsidiary of the Company, formed ORBCOMM Enterprises, L.P., a Delaware limited partnership (“ORBCOMM Enterprises”), as an unrestricted subsidiary of the Company for the purpose of marketing and distributing the Company’s monitoring, tracking and messaging services to customers and developing applications with respect thereto.

     Bankruptcy and Liquidation

     On September 15, 2000, the Company along with seven of its subsidiaries (collectively the “Debtor”) filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case Nos. 00-3636 through 00-3643). Under Chapter 11, prosecution of certain claims (“Pre-Petition Claims”) against the Debtor in existence prior to the filing of the petition for relief are stayed by operation of the Federal bankruptcy laws while the Debtor continues business operations as Debtor-in-Possession and attempts to develop a plan of reorganization. As of December 31, 2000, the Company had not developed its plan of reorganization pursuant to Chapter 11.

     Pre-Petition Claims are reflected in the December 31, 2000, consolidated balance sheet as Liabilities subject to compromise. Additional claims may be determined by the Bankruptcy Court (or agreed by parties in interest) subsequent to the filing date as a result of the Company’s rejection of executory contracts, including leases, and allowed claims for contingencies and other disputed amounts, which will also be classified as Liabilities subject to compromise in the consolidated balance sheets. The liabilities in the accompanying consolidated balance sheets do not include all such additional claims which may arise subsequent to December 31, 2000. Claims secured against the Debtor’s assets (“Secured Claims”) also are stayed by operation of law, although the holders of such claims have the right to move the court for relief from the stay. Secured Claims are secured primarily by liens on the Debtor’s property, plant, and equipment.

     In February 2001, the Company filed a motion with the Bankruptcy Court to approve bidding procedures for, and ultimately the sale of, all or substantially all of the Debtor’s assets, or alternatively to convert the cases to cases under Chapter 7 of the United States Bankruptcy Code in the event no sale was consummated.

     On February 28, 2001, the Company entered into an asset purchase agreement (the “Agreement”) with the bidder that was determined to have made the highest and best bid during the auction process, Advanced Communications Technologies, Inc. (“ACT”). Pursuant to the Agreement, ACT agreed to purchase substantially all the assets of the Company and its subsidiaries excluding cash and cash equivalents on hand and certain other assets including any undrawn Teleglobe Holding Corporation (“Teleglobe Holding”) Debtor-in-Possession Financing proceeds (see Note 6) as of the closing date. The sale to ACT was not consummated.

     On April 9, 2001, the Company announced it had reached a tentative asset sale agreement to sell substantially all the assets of the Company and its subsidiaries excluding cash and cash equivalents on hand as of the closing date with International Licensees, LLC (“International Licensees”), subject to finalizing certain terms and conditions, definitive documentation and International Licensees’ investors’ approval. International Licensees is a consortium consisting of certain international licensees and other business partners of the Company. The consideration to be paid at closing consists of $2,000,000 in cash and a $5,000,000 promissory note to be paid by International Licensees for distribution to Teleglobe Holding. In addition, upon confirmation of a consensual liquidating plan of reorganization, the Company will receive 5% of the equity of a company to be formed by International Licensees to effect the purchase and $6,500,000 of Orbital common stock subject to a valuation mechanism. This consideration will be distributed in accordance with the terms of the liquidating plan of reorganization. The sale is subject to Bankruptcy Court approval. There is no certainty at this time that either the sale to International Licensees will be consummated or that the contemplated liquidating plan of reorganization will be confirmed and consummated.

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

     Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the “FCC”). Orbital Communications has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States resides with entities who become international licensees.

     In January 2000, Orbital Communications agreed to file an application with the FCC to transfer to the Company the FCC licenses held by Orbital Communications with respect to the ORBCOMM System if an aggregate of $75,000,000 in additional capital contributions or similar equity investments were made to the Company by any entity after January 1, 2000 and provided the Company stays current with its obligations to Orbital. During 2000, capital contributions or similar equity investments exceeding $75,000,000 were made to the Company. However, an application to transfer the FCC licenses to the Company has not yet been filed due to the Company’s failure to stay current with its obligations to Orbital. The proposed sale to International Licensees contemplates that, subject to certain conditions, Orbital Communications will transfer the FCC licenses to a company to be formed by International Licensees to hold the FCC licenses.

     Risks and Uncertainties

     In addition to the issues surrounding its bankruptcy filing, the Company’s operations are subject to certain risks and uncertainties that are inherent in the satellite communication industry. The Company has suffered recurring losses from operations and has a net partners’ capital deficiency. During 2000, adequate funding was not received from Teleglobe or other sources. The Company expects to have continuing losses until completion of the Company’s bankruptcy case occurs, at which time the Company expects to dissolve.

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

     Prior to the Merger in January 2000 and pursuant to the terms of the relevant partnership agreements: (i) Teleglobe Mobile controlled the operational and financial affairs of ORBCOMM International; and (ii) Orbital Communications controlled the operational and financial affairs of ORBCOMM USA. Since the Company was unable to control, but was able to exercise significant influence over, ORBCOMM International’s and ORBCOMM USA’s operating and financial policies, the Company accounted for its investments in ORBCOMM International and ORBCOMM USA using the equity method of accounting. Therefore, ORBCOMM’s proportionate share of the net income and losses of each of ORBCOMM USA and ORBCOMM International was recorded under the caption “Equity in net losses of affiliates” in its consolidated financial statements. ORBCOMM’s investment in each of ORBCOMM USA and ORBCOMM International was carried at cost, and was subsequently adjusted for the proportionate share of the net income and losses, additional capital contributions and distributions under the caption “Investments in and advances to affiliates.” As a result of the Merger, ORBCOMM USA and ORBCOMM International ceased doing business as separate entities and ORBCOMM assumed their business operations.

     Accordingly, ORBCOMM’s consolidated financial statements include ORBCOMM USA’s and ORBCOMM International’s assets, liabilities and operating revenues and expenses beginning after the Merger. The Merger resulted in non-cash changes in balance sheet accounts as follows (in thousands):

Increase in accounts receivable	$7,281
Increase in deferred and prepaid contract costs	38,342

Increase in accounts payable and accrued liabilities	923
Increase in deferred revenue	47,315

     As of September 15, 2000, the date of the Company’s petition for protection under Chapter 11, the Company adopted the financial reporting and accounting policies required for companies operating pursuant to Chapter 11 as prescribed in the American Institute of Certified Public Accountant’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). In accordance with SOP 90-7, the Company has classified in the accompanying consolidated balance sheets as of December 31, 2000, liabilities subject to compromise separately from those that are not subject to compromise. The Company has reported separately in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2000, revenues, expenses, gains and losses relating to the reorganization.

     The Company recorded interest expense for the period from January 1, 2000 through September 15, 2000. In accordance with SOP 90-7, interest expense is not recorded during the Chapter 11 proceedings except to the extent that it is probable that it will be allowed. The Company’s management does not believe it is probable that interest expense incurred during the Chapter 11 proceedings will be allowed and therefore no interest expense for the period from September 16, 2000 through December 31, 2000 has been recorded. If the Company had recorded interest expense for the period from September 16, 2000 through December 31, 2000, interest expense for the year ended December 31, 2000 would have increased by approximately $6,900,000.

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

     The Company’s policy is to review its long-lived assets, including its Mobile Communications Satellite System, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. With regard to satellites, the Company recognizes impairment losses on a satellite-by-satellite basis.

     During 2000, the Company assessed its long-lived assets for impairment and concluded, as a result of certain events, including the Company’s Chapter 11 filing, that certain long-lived assets were impaired. The Company recorded an impairment loss of $334,837,000 in 2000 to reduce the carrying value of these long-lived assets to their estimated fair value. The Company’s estimate of the fair value was based on the expected proceeds to be received from the sale of the assets of the Company and its subsidiaries.

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

     Investments in Affiliates

     The Company uses the equity method of accounting for its investments in and earnings of affiliates in which the Company has the ability to exercise significant influence over, but does not control, such affiliates’ operations. In accordance with the equity method of accounting, the Company’s carrying amount of an investment in an affiliate is initially recorded at cost, and is increased to reflect its share of the affiliate’s income and reduced to reflect its share of the affiliate’s losses. The Company’s investment is also increased to reflect contributions to, and decreased to reflect distributions received from, the affiliate. Investments in which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method of accounting.

     On December 22, 2000, the Company completed the sale of Dolphin Software Services ULC (“DSS”), a wholly owned subsidiary, to Terion Acquisition Corporation (“Terion”) for $1,000,000, which was received in 2001. The Company recorded a loss on the sale of $617,000.

     The Company periodically reviews the underlying value of its investments by comparing their carrying amount to their net recoverable amount. The determination of the net recoverable amount consists of evaluating forecasted income and cash flows. Any impairment of such value is written off to expense.

     During 2000, the Company assessed its investments in affiliates for impairment and concluded as a result of certain events, including the Company’s Chapter 11 filing, that certain investments in affiliates were impaired. The Company recorded an impairment loss of $4,579,000 in 2000 to reduce the carrying value of these investments in affiliates to their estimated fair value. The Company’s estimate of the fair value was based on the expected proceeds to be received from the sale of the assets of the Company and its subsidiaries.

     In January 2001, the Company sold its investment in Aeris Communications, Inc. for $1,000,000. Because the Company had reduced the carrying value of this investment from $3,000,000 to $1,000,000 in 2000, the Company will recognize no gain or loss as a result of the sale in 2001.

     Goodwill

     In 1998, the Company acquired the assets of Dolphin Software Systems, Inc. (“Dolphin”). Goodwill, which represented the excess of costs over the fair value of identifiable assets acquired from Dolphin, was amortized on a straight-line basis over 10 years.

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

     Partners’ Capital (Deficit)

     As of December 31, 1999, Teleglobe Mobile and Orbital Communications were both general and limited partners in the Company and each partner’s limited and general partner accounts were combined into one single capital account and presented as such in the consolidated balance sheets and consolidated statements of partners’ capital (deficit).

     As of December 31, 2000 and pursuant to the terms of the Omnibus Agreement (see Note 1), the Company’s sole general partner and majority owner, Teleglobe Mobile, had an equity interest of approximately 68% and the limited partner, Orbital Communications, had a minority ownership equity interest of approximately 32%.

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

     In December 1999, the Securities and Exchange Commission (the “SEC”) issued “Staff Accounting Bulletin No. 101, Revenue Recognition” (“SAB No. 101”). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB No. 101 in 2000, effective January 1, 2000. As a result, revenues from product sales and activation of subscriber units are accounted for as deferred revenues and recognized ratably over the expected customer life, generally 5 years.

     Revenues from gateway sales and service license and other similar agreements are accounted for as deferred revenues and recognized ratably over the life of the related service license or similar agreements. The impact of adopting SAB No. 101, including cumulative effect, was not material to the Company’s 2000 results of operations.

     The cumulative effect of adopting SAB No. 101 as of January 1, 2000 was to defer $4,549,000 of revenues primarily from gateway sales of ORBCOMM International (resulting from related revenues of $23,638,000 and related costs of $19,089,000), which was merged with the Company on January 26, 2000.

     Foreign Currency Translation

     The Company has determined the functional currency of its Canadian subsidiaries, DSS and ORBCOMM Canada Inc. (“ORBCOMM Canada”) (together the “Canadian Subsidiaries”), to be the U.S. dollar. Consequently, the Canadian subsidiaries’ financial statements are remeasured into U.S. dollars on the following basis:

•	monetary assets and liabilities are remeasured at the current exchange rate;

•	all non-monetary items that reflect prices from past transactions are remeasured using historical exchange rates, while all non-monetary items that reflect prices from current transactions are remeasured using the current exchange rate; and

•	revenues and expenses are remeasured at the average exchange rates prevailing at the time the transactions occurred, except those expenses related to non-monetary items, which are remeasured at historical exchange rates.

     Exchange gains/losses resulting from the remeasurement process are reported on the consolidated statements of operations and comprehensive loss under “Interest expense and other financial charges.”

     Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded by the Company within the accompanying consolidated financial statements.

     Stock Based Compensation

     ORBCOMM and its subsidiary, ORBCOMM DIS Corporation, formerly known as Dolphin Information Services, Inc., (“DIS”), account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and provide pro forma net income (loss) data for employee stock option grants as if the fair-value-based method as defined in SFAS No. 123 had been applied. ORBCOMM and DIS elected to continue to apply the provisions of APB No. 25 and to provide the pro forma disclosure in accordance with the provisions of SFAS No. 123.

     Segment Information

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s revenues are primarily derived from customers in the United States. The Company’s operations for 2000 and 1999 constitute a single segment.

Reclassification of Prior Years’ Balances

     Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the current year presentation.

(3)	MOBILE COMMUNICATIONS SATELLITE SYSTEM AND OTHER PROPERTY, PLANT AND EQUIPMENT

     The Mobile Communications Satellite System and other Property, Plant and Equipment consist of the following assets:

	DECEMBER 31,
	(IN THOUSANDS)

	2000	1999

Space segment assets	$378,752	$350,771
Ground segment assets	49,990	50,064
Other property, plant and equipment	20,725	16,841

Total	449,467	417,676
Less: accumulated depreciation and loss on impairment	(442,467)	(71,634)

Total, net	$7,000	$346,042

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

(4)  LIABILITIES SUBJECT TO COMPROMISE

     As of December 31, 2000, Liabilities subject to compromise consist of the following (in thousands):

Accounts payable and accrued liabilities	$17,104
Deferred revenue	41,804
Accounts payable and accrued liabilities — Orbital Sciences Corporation	47,253
Long-term debt (see Note 5)	170,000
Revenue participation accrued interest	1,834
Accrued interest on long-term debt	13,882

$291,877

(5)  LONG-TERM DEBT

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the “Old Notes”). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the “Notes”). Revenue Participation Interest represents an aggregate amount equal to 5% of ORBCOMM System revenues generated from August 1996 through September 15, 2000 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile and Orbital Communications, and were guaranteed by ORBCOMM USA and ORBCOMM International prior to the Merger. The guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The Indenture governing the Notes contains certain financial covenants providing for, among other things, limitations on payments and cash transfers between the credit parties and Teleglobe and Orbital, limitations on transactions between ORBCOMM and its affiliates, limitations on the incurrence of additional indebtedness and restrictions on the sale of ORBCOMM’s assets. The Indenture also imposes limitations governing the conduct of ORBCOMM’s business and creates restrictions relating to ORBCOMM’s investment activities. On August 15, 2000, due to the limited amount of funds available, the Company failed to pay an $11,900,000 interest payment due on the Notes. As a result of the Company’s nonpayment of interest and failure to successfully restructure the Notes by September 14, 2000, the last day of the grace period permitted by the Notes’

terms, the Notes were in default. On April 5, 2001, the Indenture Trustee for the Notes made demand upon Teleglobe Mobile and Orbital Communications for the amounts due and owing on the Notes.

(6)  RELATED PARTY TRANSACTIONS

     The Company paid Orbital $54,474,000 (including $41,460,000 paid pursuant to the Omnibus Agreement as described below)and $537,000 for the years ended December 31, 2000 and 1999, respectively. Payments were made for work performed or services provided pursuant to the ORBCOMM System Design, Development, and Operations Agreement dated as of September 12, 1995 (the “1995 Procurement Agreement”), the ORBCOMM System Procurement Agreement dated as of February 1, 1999 (the “1999 Procurement Agreement”), the Administrative Services Agreement (the “Administrative Services Agreement”) dated as of January 1, 1997 (for provision of ongoing administrative support to the Company), and a Sublease Agreement dated as of February 15, 1998 for office space in Sterling, Virginia. The Administrative Services Agreement was terminated as of May 19, 2000, at the same time that the Company signed two additional Sublease Agreements with Orbital for office space in Dulles, Virginia. Teleglobe, as the guarantor under one of these Sublease Agreements, paid $1,445,000 in 2000 to Orbital on the Company’s behalf. Additionally, as of December 31, 2000 and 1999, Orbital deferred invoicing $40,753,000 and $91,300,000, respectively, under the Company’s 1995 and 1999 Procurement Agreements with Orbital. As of December 31, 2000, the Company also accrued an additional $6,500,000 under the 1995 Procurement Agreement, which is due in installments from 2001 to 2005. As of December 31, 1999, the Company accrued an additional $16,213,000 under the 1995 Procurement Agreement and the Administrative Services Agreement.

     Pursuant to the Omnibus Agreement, the Company made arrangements to settle the $91,300,000 of deferred invoiced amounts as of December 31, 1999, and during the year ended December 31, 2000, the following transactions took place:

•	On January 26, 2000, ORBCOMM paid $41,460,000 to Orbital. The funds for this payment came from an equity contribution to ORBCOMM made on that date by Teleglobe Mobile,

•	On March 3, 2000, Orbital invoiced ORBCOMM $33,082,000 and simultaneously assigned such invoice to Orbital Communications. Orbital Communications subsequently requested that ORBCOMM convert, and ORBCOMM converted, the full amount of this invoice into an equity contribution to ORBCOMM, and

•	The parties agreed that the remaining $16,758,000, together with accrued interest, would be paid by ORBCOMM to Orbital in two equal installments on each of March 31, 2001, and June 30, 2001. The payment due on March 31, 2001 has not been paid, and this liability has been included with the Company’s liabilities subject to compromise under the caption “Accounts payable and accrued liabilities — Orbital Sciences Corporation” (see Note 4).

     In addition, in January 2000, Orbital Communications requested that ORBCOMM convert, and ORBCOMM converted, into an equity contribution to ORBCOMM $2,962,000 of invoices due to Orbital Communications pursuant to the Administrative Services Agreement and previously accrued by ORBCOMM as of December 31, 1999.

     As of May 19, 2000, pursuant to the Omnibus Agreement, Teleglobe sold to ORBCOMM the business of ORBCOMM Canada, a majority owned subsidiary of Teleglobe and ORBCOMM’s international licensee for Canada, and Orbital sold to ORBCOMM the net assets of Orbital’s GEMtrak division, which ORBCOMM has operated since March 1999. As required for transactions between related parties, ORBCOMM recorded the assets and liabilities acquired in both transactions using their carryover basis. In connection with the purchase of ORBCOMM Canada, the Company assumed ORBCOMM Canada’s obligations related to $7,404,000 of preferred stock of ORBCOMM Canada held by Teleglobe and Meder Communications, which is owned by a previous officer of ORBCOMM. Such preferred stock is reflected on ORBCOMM’s consolidated balance sheets under the caption “Minority Interest.”

     Certain provisions of the partnership agreement among ORBCOMM, Teleglobe Mobile, and Orbital Communications require ORBCOMM to reimburse Orbital Communications for Orbital Communications’ repurchase of certain shares of Orbital Communications’ common stock issued pursuant to the Orbital Communications’ 1998 Stock Option Plan (the “Stock Option Plan”). For the years ended December 31, 2000 and 1999, ORBCOMM reimbursed Orbital Communications $1,254,000 and $0, respectively, under the Stock Option Plan.

     On September 25, 2000, the Company entered into a credit facility with Teleglobe Holding (“Debtor-in-Possession Financing” or “DIP”) permitting the Company to borrow up to an aggregate principal amount not to exceed $17,000,000 (the “Note to Teleglobe Holding”). The Note to Teleglobe Holding bears an interest rate of 17% per annum and is fully and unconditionally guaranteed on a joint and several basis by the Company and certain of its subsidiaries. As amended on October 10, 2000, the DIP matured on March 31, 2001. In connection with the proposed asset sale to International Licensees, Teleglobe Holding has agreed to extend the maturity of the DIP. As of December 31, 2000, the outstanding balance under the DIP was $13,720,000, which included $170,000 of accrued interest.

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

     In May 1999, ORBCOMM USA transferred approximately $700,000 of its product development assets associated with the marketing and distribution of the Company’s monitoring, tracking and messaging services and associated applications to ORBCOMM Enterprises, an entity formed by the Company to distribute value-added products and services using the ORBCOMM System.

     The Company sold an aggregate of $1,212,000 of products to ORBCOMM USA and ORBCOMM International for the year ended December 31, 1999.

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company’s cash and cash equivalents, receivables, prepaid expenses and accounts payable and accrued liabilities approximates fair value since all such instruments are short-term in nature. Fair value for the Company’s long-term debt is determined based on quoted market rates or other information. The table below compares the carrying and the fair value of the Company’s long-term debt as of December 31, 2000 and 1999.

	DECEMBER 31, 2000		DECEMBER 31, 1999
	(IN THOUSANDS)		(IN THOUSANDS)

	CARRYING		CARRYING

	AMOUNT	FAIR VALUE	AMOUNT	FAIR VALUE

Long-term debt	$170,000	$6,150	$170,000	$115,600

(8)  STOCK OPTION PLAN

     During the second quarter of 1999, the Company and ORBCOMM Corporation, a Delaware corporation and wholly owned subsidiary of the Company (the “Corporation”), adopted The Amended and Restated 1999 Equity Plan of ORBCOMM Corporation and ORBCOMM Global, L.P. (the “Equity Plan”). The Equity Plan provides for grants of incentive or non-qualified stock options to purchase common stock of the Corporation to officers, employees, consultants and independent directors of the Corporation and its affiliates and to officers, employees and consultants of the Company. Under the terms of the Equity Plan, incentive or non-qualified stock options may not be granted at less than 100% of the fair market value at the date of grant. The options vest at a rate set forth in each individual option agreement, generally in full three years from the date of grant, subject to acceleration under certain conditions.

     In 1999, 709,325 shares of the Corporation’s common stock were granted (none in 2000) under the Equity Plan, of which 473,900 and 65,375 were subsequently cancelled as of December 31, 2000 and 1999, respectively. All of these options have been granted at an exercise price of $14.97, which price represented the fair market value of the Corporation’s common stock on the date of grant. As of December 31, 2000 and 1999, none of these options were exercisable and the weighted-average remaining contractual life of these options was 8.67 and 9.67 years, respectively.

     In 1998, DIS adopted the Dolphin Information Services, Inc. 1998 Stock Option Plan (the “DIS Plan”). The DIS Plan provided for grants of incentive or non-qualified stock options to purchase DIS common stock to officers, employees and outside directors of DIS, the Company and their respective affiliates. Under the terms of the DIS Plan, incentive stock options could not be granted at less than 100% of the fair market value of DIS common stock at the date of grant and non-qualified stock options could not be granted at less than 85% of the fair market value of DIS common stock at the date of grant. The options vested at a rate set forth in each individual option agreement, generally in full three years from the date of grant, subject to acceleration under certain conditions. The following table summarizes information regarding options under the DIS Plan:

	NUMBER OF	OPTION PRICE PER
	SHARES	SHARE

Outstanding as of December 31, 1998	1,237,500	$0.08
Granted	278,000	$1.00

Outstanding as of December 31, 1999	1,515,500	$0.08-$1.00
Cancelled	(1,515,500)	$0.08-$1.00

Outstanding as of December 31, 2000	0	N/A

     As of December 31, 1999, all stock options had been granted at the fair market value of DIS common stock on the date of grant and none were exercisable. No stock options were granted in 2000. The weighted-average remaining contractual life of the outstanding stock options was 8.98 years as of December 31, 1999.

(9)  STOCK BASED COMPENSATION

     The Company uses the Black-Scholes option-pricing model to determine the pro forma impact of stock option grants under SFAS No. 123 on the Company’s net loss. The model uses certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted.

     This information and the assumptions used for 2000 and 1999 for the Equity Plan and the DIS Plan are summarized as follows:

	ADDITIONAL SHARES		WEIGHTED-AVERAGE FAIR VALUE		RISK-FREE
	AVAILABLE AS OF DECEMBER 31,		PER SHARE AT GRANT DATE		INTEREST RATE

	2000	1999	2000	1999	2000	1999

ORBCOMM	1,329,950	856,050	N/A	$14.97	N/A	5.61%
DIS	N/A	1,484,500	N/A	$0.25	N/A	5.61%

     The assumed volatility, dividend yield and average expected life was 30%, zero percent and 4.5 years, respectively, for the Equity Plan for the year ended December 31, 2000 and for both plans for the year ended December 31, 1999.

     Had the Company determined compensation cost based on the fair value at the grant date for the stock options in accordance with the fair value method prescribed by SFAS No. 123, the Company’s net loss would have been $543,241,000 and $144,795,000 for the years ended December 31, 2000 and 1999, respectively.

(10)  EMPLOYEE SAVINGS PLAN

     The Company maintains the ORBCOMM Retirement Savings Plan (the “Plan”), which is a 401(k) profit sharing plan. All U.S. employees who are scheduled to work 1,000 hours or more in a consecutive 12-month period are eligible to participate in the Plan on their dates of employment. Employees may contribute 15% of eligible compensation to the Plan and the Company matches 100% of the amount contributed by each employee up to 4% of such compensation. In addition, the Plan contains a discretionary contribution component, pursuant to which the Company may make an additional annual contribution to the Plan. As of December 31, 1999, Company contributions vested over a five-year period from the employee’s date of employment. Subsequent to year end 1999, the vesting period was shortened to three years.

     Company contributions (both the Company matching contribution and the annual discretionary contribution) for the years ended December 31, 2000 and 1999 were $969,000 and $1,227,000, respectively.

(11)  COMMITMENTS AND CONTINGENCIES

1999 Procurement Agreement

     Under the 1999 Procurement Agreement with Orbital, as amended, the Company was to purchase, at a minimum, among other things, 14 additional satellites, two satellite propulsion rings and two separate Pegasus launch vehicles at a total cost not to exceed $107,000,000. As of December 31, 2000, the Company’s remaining obligation under this agreement is approximately $63,000,000. Lease Commitments

     The Company leases facilities and equipment under agreements classified as operating leases. Rental expense for 2000 and 1999 was $3,703,000 and $2,227,000, respectively, of which $2,097,000 and $815,000, respectively, represents rental expense charged to the Company by Orbital as part of the Administrative Services Agreement and the Sublease Agreements. The future minimum rental payments under non-cancelable operating leases currently in place are as follows:

PERIODS	IN THOUSANDS

2001	$3,053
2002	2,981
2003	2,992
2004	2,908
2005	2,312
Thereafter	21,210

Total minimum lease commitments	$35,456

     Pursuant to the protections afforded under the Federal bankruptcy laws, the Company is entitled to reject certain leases to which it is a party, subject to certain guidelines and restrictions. In connection with a sale of substantially all of the Company’s assets, a buyer generally may request the Company to assume and assign to the buyer any ongoing operating leases the buyer desires to retain in connection with its purchased assets. Where possible, the Company expects to reject any leases not so retained by a buyer.

     Contingencies

     From time to time, the Company is involved in claims from licensees or potential licensees. While the outcome of these matters is uncertain, in management’s opinion, there will be no material adverse impact on the financial condition or results of operations of the Company as a result of such claims.

EXHIBIT INDEX

     The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).
3.2	By-Laws of Orbital Sciences Corporation, as amended on July 27, 1995 (incorporated by reference to Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 1998).

3.4	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Indenture, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 27, 2002).

4.3	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as warrant agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 27, 2002).

4.4	Form of 12% Second Priority Secured Note due 2006 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 27, 2002).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 27, 2002).
4.6	Warrant Agreement dated as of January 16, 2001 between Orbital Sciences Corporation and Fleet National Bank, as Warrant Agent (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A filed on August 31, 2001).

4.7	Form of Warrant Certificate (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A filed on August 31, 2001).
4.8	Rights Agreement dated as of October 22, 1998 between the company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.9	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).
10.1	Loan and Security Agreement by and among Orbital Sciences Corporation, the lenders that are signatories hereto and Foothill Capital Corporation, as the Arranger and Agent dated March 1, 2002, as amended by First Amendment to Loan and Security Agreement dated as of August 22, 2002, Second Amendment to Loan and Security Agreement dated as of October 4, 2002, and Third Amendment to Loan and Security Agreement dated as of February 4, 2003 (composite and conformed copy) (transmitted herewith).

10.2	Promissory Note dated June 27, 1997 from the company payable to the order of General Electric Capital Corporation (“GECC”) (incorporated by reference to Exhibit 10.19 to the company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3	Aircraft Security Agreement dated as of June 27, 1997 from the company to GECC (incorporated by reference to Exhibit 10.20 to the company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated May 18, 1999 (incorporated by reference to Exhibit 10.4 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.5	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated April 5, 1999 (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.6	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated December 1, 1999 (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.7	Office Lease, dated July 17, 1992, between S.C. Realty, Inc. and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 1, 1992).

10.8	Sale/Leaseback Agreement, dated September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990).

10.9	First Amendment to Sale/Leaseback Agreement, dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company’s annual Report on Form 10-K for the year ended December 31, 1991).

10.10	Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.11	Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.12	Orbital Sciences Corporation 1995 Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K for the year ended December 31, 1995).*
10.13	Performance Share Agreement dated May 18, 2001 between the company and Mr. D. W. Thompson (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.14	Performance Share Agreement between the company and James R. Thompson dated May 18, 2001 (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.15	Performance Share Agreement between the company and Garrett E. Pierce dated May 18, 2001 (incorporated by reference to Exhibit 10.15 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.16	Executive Employment Agreement dated as of August 9, 2000 by and between the company and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000).*

10.17	Executive Employment and Change of Control Agreement dated as of August 9, 2000 by and between the company and Garrett E. Pierce (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000).*

10.18	Amended and Restated Orbital Sciences Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 to the company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.19	Form of 1998 Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.20	Form of 1998 Executive Employment Agreement (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended December 31, 1998).*

10.21	Agreement and Plan of Merger, dated as of May 25, 2001, by and among the company, Magellan Corporation, Thales North America, Inc. and Thomson—CSF Electronics, Inc. (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001).

10.22	Purchase Agreement, dated as of May 25, 2001, by and among the company, Orbital Navigation Corporation and Thales North America, Inc. (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001).

10.23	Purchase Agreement between Orbital Sciences Corporation and Orbital Imaging Corporation dated February 9, 2001 (previously filed).
10.24	Pledge and Security Agreement, dated as of August 22, 2002, by and among Orbital Sciences Corporation, Orbital International, Inc. and U.S. Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 27, 2002).

10.25	Supplemental Employment Agreement between Garrett E. Pierce and Orbital Sciences Corporation dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2002 filed on July 29, 2002).*

10.26	Purchase Contract dated as of March 27, 2002 by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 filed on March 7, 2003. **

12	Statement re Computation of Ratios
21	Subsidiaries of the Registrant (transmitted herewith).
23	Consent of PricewaterhouseCoopers LLP (transmitted herewith).
99.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
99.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

The consent of Arthur Andersen LLP, the former independent public accountants for the registrant’s former unconsolidated subsidiary, ORBCOMM Global, L.P. as of December 31, 2000 and for the year then ended, could not be obtained after reasonable efforts and, accordingly, is being omitted pursuant to Rule 437a promulgated under the Securities Act of 1933, as amended. The absence of a consent from Arthur Andersen LLP may limit recovery by investors on certain claims. In particular, and without limitation, investors will not be able to assert claims against Arthur Andersen LLP under Section 11 of the Securities Act. In addition, the ability of Arthur Andersen LLP to satisfy any claims (including claims arising from Arthur Andersen LLP’s provision of auditing and other services to us) may be limited as a practical matter due to the recent events surrounding that firm.

*	Management Contract or Compensatory Plan or Arrangement.

**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission along with a letter from the Missile Defense Agency stating that such redacted text is classified pursuant to Rule 0-6 of the Securities Exchange Act of 1934, as amended.