Form 10-K/A
period 2002-12-31
ORBITAL SCIENCES CORP /DE/
filed 2003-03-14
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT No. 1 TO

FORM 10-K/A

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

     The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 28, 2002 was approximately $358,153,700. The registrant has no non-voting common equity.

     As of March 5, 2003, 45,707,136 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement to be filed on or about March 21, 2003 are incorporated by reference in Part III of this report.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the purpose of (1) reflecting the aggregate market value of voting common equity held by non-affiliates of the registrant as of June 28, 2002 and (2) referencing the availability on or through our website of our filings with the SEC under the Securities Exchange Act of 1934, as amended, which items were inadvertently omitted from the initial filing of the Annual Report.

TABLE OF CONTENTS

Item		Page

	PART I

Item 1.	Business	1

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

   We also design and produce suborbital launch vehicles that place payloads into a variety of high-altitude trajectories, but unlike space launch vehicles, do not place payloads into orbit around the Earth. Our suborbital launch products include suborbital vehicles and their principal subsystems, as well as payloads carried by such vehicles. Various branches of the U.S. military and the U.S. Missile Defense Agency (“MDA”) typically use our suborbital launch vehicles as targets for defense-related applications such as ballistic missile interceptor and related experiments. In March 2002, we received a contract from Boeing to develop and build a ground-launched interceptor boost vehicle for MDA’s Ground-based Midcourse Defense System program pursuant to which our boost vehicle, a modified version of our Pegasus rocket, would be used as a major operational element in the U.S. national missile defense system were such a system to be deployed. Since 1982, we have performed 118 suborbital missions, including nine successful missions in 2002 and one successful mission so far in 2003.

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

Additional Information

   Financial information about our products and services, domestic and foreign operations and export sales is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements, and is incorporated herein by reference.

   Our executive offices are located at 21839 Atlantic Boulevard, Dulles, Virginia, 20166 and our telephone number is (703) 406-5000. We maintain an Internet website at www.orbital.com. In addition to news and other information about our company, we make available on or through this site our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission.

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

Dated: March 14, 2003

ORBITAL SCIENCES CORPORATION

By:	/s/ David W. Thompson

David W. Thompson Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, David W. Thompson, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Orbital Sciences Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: March 14, 2003

/s/ David W. Thompson David W. Thompson Chairman and Chief Executive Officer

CERTIFICATION

I, Garrett E. Pierce, Vice Chairman and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Orbital Sciences Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: March 14, 2003

/s/ Garrett E. Pierce Garrett E. Pierce Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

     The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).
3.2	By-Laws of Orbital Sciences Corporation, as amended on July 27, 1995 (incorporated by reference to Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 1998).

3.4	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Indenture, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 27, 2002).

4.3	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as warrant agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 27, 2002).

4.4	Form of 12% Second Priority Secured Note due 2006 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 27, 2002).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 27, 2002).
4.6	Warrant Agreement dated as of January 16, 2001 between Orbital Sciences Corporation and Fleet National Bank, as Warrant Agent (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A filed on August 31, 2001).

4.7	Form of Warrant Certificate (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A filed on August 31, 2001).
4.8	Rights Agreement dated as of October 22, 1998 between the company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.9	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).
10.1	Loan and Security Agreement by and among Orbital Sciences Corporation, the lenders that are signatories hereto and Foothill Capital Corporation, as the Arranger and Agent dated March 1, 2002, as amended by First Amendment to Loan and Security Agreement dated as of August 22, 2002, Second Amendment to Loan and Security Agreement dated as of October 4, 2002, and Third Amendment to Loan and Security Agreement dated as of February 4, 2003 (composite and conformed copy) (previously filed).

10.2	Promissory Note dated June 27, 1997 from the company payable to the order of General Electric Capital Corporation (“GECC”) (incorporated by reference to Exhibit 10.19 to the company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3	Aircraft Security Agreement dated as of June 27, 1997 from the company to GECC (incorporated by reference to Exhibit 10.20 to the company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated May 18, 1999 (incorporated by reference to Exhibit 10.4 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.5	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated April 5, 1999 (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.6	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated December 1, 1999 (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.7	Office Lease, dated July 17, 1992, between S.C. Realty, Inc. and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 1, 1992).

10.8	Sale/Leaseback Agreement, dated September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990).

10.9	First Amendment to Sale/Leaseback Agreement, dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company’s annual Report on Form 10-K for the year ended December 31, 1991).

10.10	Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.11	Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.12	Orbital Sciences Corporation 1995 Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K for the year ended December 31, 1995).*
10.13	Performance Share Agreement dated May 18, 2001 between the company and Mr. D. W. Thompson (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.14	Performance Share Agreement between the company and James R. Thompson dated May 18, 2001 (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.15	Performance Share Agreement between the company and Garrett E. Pierce dated May 18, 2001 (incorporated by reference to Exhibit 10.15 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.16	Executive Employment Agreement dated as of August 9, 2000 by and between the company and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000).*

10.17	Executive Employment and Change of Control Agreement dated as of August 9, 2000 by and between the company and Garrett E. Pierce (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000).*

10.18	Amended and Restated Orbital Sciences Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 to the company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.19	Form of 1998 Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.20	Form of 1998 Executive Employment Agreement (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended December 31, 1998).*

10.21	Agreement and Plan of Merger, dated as of May 25, 2001, by and among the company, Magellan Corporation, Thales North America, Inc. and Thomson—CSF Electronics, Inc. (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001).

10.22	Purchase Agreement, dated as of May 25, 2001, by and among the company, Orbital Navigation Corporation and Thales North America, Inc. (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001).

10.23	Purchase Agreement between Orbital Sciences Corporation and Orbital Imaging Corporation dated February 9, 2001 (incorporated by reference to Exhibit 10.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.24	Pledge and Security Agreement, dated as of August 22, 2002, by and among Orbital Sciences Corporation, Orbital International, Inc. and U.S. Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 27, 2002).

10.25	Supplemental Employment Agreement between Garrett E. Pierce and Orbital Sciences Corporation dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2002 filed on July 29, 2002).*

10.26	Purchase Contract dated as of March 27, 2002 by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 filed on March 7, 2003. **

12	Statement re Computation of Ratios (previously filed).
21	Subsidiaries of the Registrant (previously filed).
23	Consent of PricewaterhouseCoopers LLP (previously filed).
99.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
99.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

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