Form 10-Q
period 2003-03-31
ORBITAL SCIENCES CORP /DE/
filed 2003-04-29
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 1-14279

ORBITAL SCIENCES CORPORATION
(Exact name of registrant as specified in charter)

Delaware	06-1209561
(State of Incorporation of Registrant)	(I.R.S. Employer Identification No.)

21839 Atlantic Boulevard
Dulles, Virginia 20166
(Address of principal executive offices)

(703) 406-5000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

     As of April 22, 2003, 46,079,159 shares of the registrant’s Common Stock were outstanding.

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,375	$43,440
Restricted cash and cash equivalents	10,300	10,301
Receivables, net	125,633	135,176
Inventories, net	17,608	17,136
Other current assets	8,579	8,764

Total current assets	216,495	214,817

Property, plant and equipment, net	86,523	88,751
Goodwill	95,293	95,293
Other non-current assets	16,946	17,449

Total assets	$415,257	$416,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,844	$1,854
Accounts payable and accrued expenses	89,935	92,519
Deferred revenues	24,735	28,094

Total current liabilities	116,514	122,467

Long-term obligations, net of current portion	115,420	114,833
Other non-current liabilities	3,560	3,856

Allocated losses of affiliate in excess of cost of investment	40,586	40,586

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value, $.01; 80,000,000 shares authorized, 45,874,559 and 45,610,621 shares outstanding, respectively	459	456
Additional paid-in capital	581,621	579,285
Deferred compensation	(1,519)	(353)
Accumulated deficit	(441,384)	(444,820)

Total stockholders’ equity	139,177	134,568

Total liabilities and stockholders’ equity	$415,257	$416,310

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	For the Quarters Ended
	March 31,

	2003	2002

Revenues	$136,681	$120,712
Costs of goods sold	110,447	101,718

Gross profit	26,234	18,994

Research and development expenses	1,582	755
Selling, general and administrative expenses	14,265	13,038
Settlement expense	1,000	—

Income from operations	9,387	5,201

Interest expense	(6,068)	(3,025)
Other income, net	117	216

Income before provision for income taxes and cumulative effect of change in accounting	3,436	2,392

Provision for income taxes	—	—

Income from continuing operations	3,436	2,392

Cumulative effect of change in accounting	—	(13,795)

Net income (loss)	$3,436	$(11,403)

Basic earnings per share:
Income from continuing operations	$0.08	$0.06
Cumulative effect of change in accounting	—	(0.33)

Net income (loss)	$0.08	$(0.27)

Diluted earnings per share:
Income from continuing operations	$0.07	$0.05
Cumulative effect of change in accounting	—	(0.31)

Net income (loss)	$0.07	$(0.26)

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Quarters Ended
	March 31,

	2003	2002

Cash Flows From Operating Activities:
Income from continuing operations	$3,436	$2,392
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,893	3,741
Amortization of debt issuance costs and debt discount	1,772	283
Stock-based compensation and contributions to defined contribution plan	380	4,765
Changes in assets and liabilities and other	3,379	(29,623)

Net cash provided by (used in) operating activities	12,860	(18,442)

Cash Flows From Investing Activities:
Capital expenditures	(1,660)	(4,144)

Net cash used in investing activities	(1,660)	(4,144)

Cash Flows From Financing Activities:
Principal payments on long-term obligations	(491)	(2,357)
Net proceeds from issuances of long-term obligations	—	22,364
Net proceeds from issuances of common stock	226	408

Net cash provided by (used in) financing activities	(265)	20,415

Net increase (decrease) in cash and cash equivalents	10,935	(2,171)

Cash and cash equivalents, beginning of period	43,440	63,215

Cash and cash equivalents, end of period	$54,375	$61,044

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(Unaudited)

(1)	Basis of Presentation

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

     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

     Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

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

     Certain reclassifications have been made to the 2002 financial statements and footnote disclosures to conform to the 2003 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

(3)	Stock-Based Compensation

     In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued. SFAS No. 148 amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated below.

     SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The company continues to apply the provisions of APB 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148 to its Stock Option and Incentive Plan. Under APB 25, the company has not recorded any stock-based employee compensation cost associated with the company’s stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for the quarters ended March 31, 2003 and 2002 are summarized as follows:

	Quarters Ended March 31,

	2003	2002

Additional shares authorized for grant at March 31	3,299,164	2,942,263
Volatility	67%	66%
Risk-free interest rate	2.09%	3.41%
Weighted-average fair value per share at grant date	$5.22	$4.43
Expected dividend yield	—	—
Average expected life of options (years)	4.5	4.5

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Quarters Ended March 31,

	2003	2002

Net income (loss), as reported	$3,436	$(11,403)
Deduct: Net stock-based employee compensation expense determined under
fair value based method	(551)	(1,113)

Pro forma net income (loss)	$2,885	$(12,516)

Earnings per share:
Basic—as reported	$0.08	$(0.27)
Basic—pro forma	$0.06	$(0.30)

Diluted—as reported	$0.07	$(0.26)
Diluted—pro forma	$0.06	$(0.29)

     Pro forma net income (loss) reflects only options granted through March 31, 2003 and, therefore, may not be representative of the effects for future periods.

(4)	Industry Segment Information

     Orbital’s space-related products and services are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems and (iii) electronic systems. Reportable segments are generally organized based upon product lines. Corporate and other includes the elimination of intercompany revenues and certain corporate office general and administrative expenses that have not been attributed to a particular segment.

     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Intersegment sales of $1.6 million and $0.8 million were recorded in the quarters ended March 31, 2003 and 2002, respectively.

     The following table presents operating information for the quarters ended March 31, 2003 and 2002 and identifiable assets at March 31, 2003 and December 31, 2002 by reportable segment (in thousands).

	Quarters Ended March 31,

	2003	2002

Launch Vehicles and Advanced Programs:
Revenues	$80,539	$44,701
Operating income	9,229	4,160
Identifiable assets	129,917	131,863	(1)
Capital expenditures	965	1,138
Depreciation and amortization	1,389	1,420
Satellites and Related Space Systems:
Revenues	$48,511	$60,828
Operating income	2,668	100
Identifiable assets	137,145	137,644	(1)
Capital expenditures	403	2,537
Depreciation and amortization	1,436	1,189
Electronic Systems:
Revenues	$9,205	$16,007
Operating income (loss)	(1,510)	1,240
Identifiable assets	38,429	43,312	(1)
Capital expenditures	15	142
Depreciation and amortization	198	210
Corporate and Other:
Revenues	$(1,574)	$(824)
Operating loss	(1,000)	(299)
Identifiable assets	109,766	103,491	(1)
Capital expenditures	277	327
Depreciation and amortization	870	922
Consolidated:
Revenues	$136,681	$120,712
Operating income	9,387	5,201
Identifiable assets	415,257	416,310	(1)
Capital expenditures	1,660	4,144
Depreciation and amortization	3,893	3,741

(1) As of December 31, 2002

(5)	Receivables

     Receivables consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

Billed	$47,288	$76,148
Unbilled	79,697	61,114
Allowance for doubtful accounts	(1,352)	(2,086)

Total	$125,633	$135,176

(6)	Inventories

     Inventories consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

Components and raw materials	$10,975	$9,772
Work-in-process	9,696	10,597
Allowance for inventory obsolescence	(3,063)	(3,233)

Total	$17,608	$17,136

(7)	Warranties

     The company occasionally assumes warranty obligations in connection with certain contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. During the first quarter of 2003, activity in the warranty liability consisted of the following (in thousands):

Balance at January 1, 2003	$4,554
Accruals during the period	669
Settlements made during the period	(301)

Balance at March 31, 2003	$4,922

(8)	Interest Expense

     Interest expense consisted of the following (in thousands):

	March 31, 2003	March 31, 2002

Interest	$4,296	$2,742
Amortization of debt issuance costs	694	283
Amortization of debt discount	1,078	—

Total	$6,068	$3,025

(9)	Earnings Per Share

     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the first quarters of 2003 and 2002 (in thousands):

	March 31, 2003	March 31, 2002

Weighted average of outstanding shares for basic EPS	45,753	42,170
Dilutive effect of outstanding stock options and warrants	5,370	1,563

Shares for diluted EPS	51,123	43,733

     In the first quarter of 2003, diluted weighted-average shares outstanding excluded the anti-dilutive effect of 3.5 million stock options. In the first quarter of 2002, diluted weighted-average shares outstanding excluded the anti-dilutive effect of 5.0 million stock options and the company’s then-outstanding $100.0 million 5% subordinated convertible notes due October 1, 2002. The $100.0 million convertible notes were convertible at a price of $28.00 per share.

(10)	Comprehensive Income

     Comprehensive income in the first quarter of 2003 and 2002 was equal to net income, and accumulated other comprehensive income as of March 31, 2003 and 2002 was $0.

(11)	Investments in and Transactions with ORBIMAGE

     The company uses the equity method of accounting for its ownership interest in Orbital Imaging Corporation (“ORBIMAGE”). Through June 30, 2001, the company recognized 100% of ORBIMAGE’s losses, including preferred stock dividends, in accordance with Accounting Principles Board No. 18 (“APB 18”). The company ceased recognizing ORBIMAGE losses as of July 1, 2001. As of both March 31, 2003 and December 31, 2002, the recognized losses exceeded the company’s investment in ORBIMAGE by $40.6 million and such amount is reported as “allocated losses of affiliate in excess of cost of investment” on the accompanying condensed consolidated balance sheet. The disposition of the $40.6 million balance is dependent upon the future of ORBIMAGE as an entity, and could include, among other outcomes, a full or partial reversal of this balance from future earnings of ORBIMAGE. Alternatively, it is contemplated that the full amount may ultimately be reversed in the event that, at a minimum, Orbital were to divest its equity ownership in ORBIMAGE and the company were to cease to have any associated legal obligations. Any such reversal would be reported as non-operating income.

     On April 5, 2002, ORBIMAGE filed a voluntary petition of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code in the Eastern District of Virginia. Orbital believes that its ownership interest in ORBIMAGE will be cancelled upon ORBIMAGE’s reorganization or liquidation.

     Under a fixed-price procurement agreement between Orbital and ORBIMAGE, Orbital has produced and launched ORBIMAGE’s satellites, and is continuing to construct the OrbView-3 satellite and related launch vehicle and ground segment. As a result of ORBIMAGE’s lack of liquidity and weakened financial condition, Orbital ceased recognizing revenues on the ORBIMAGE system procurement contract beginning with the third quarter of 2000 and commenced accounting for its contract with ORBIMAGE using the completed contract method. The liabilities associated with the ORBIMAGE contract exceeded the related assets by $7.1 million and $6.7 million as of March 31, 2003 and December 31, 2002, respectively, and are included in accounts payable and accrued expenses. These amounts represent the accruals for the estimated costs to complete the ORBIMAGE contract. All amounts due from ORBIMAGE have been fully reserved.

(12)	Debt

     On March 1, 2002, Orbital entered into a three-year credit facility with Foothill Capital Corporation (“Foothill”) as arranger and agent. The facility provided for total borrowings of up to $60.0 million, including (i) a $25.0 million term loan (the “Term Loan”) and (ii) a $35.0 million revolver (the “Revolver”), of which up to $30.0 million could be available for borrowing based on Orbital’s billed and unbilled receivables. Upon closing the facility, the company borrowed the entire $25.0 million available under the Term Loan, which provided $22.4 million in net proceeds to the company after deducting transaction fees and expenses. The entire Term Loan was prepaid from the proceeds of the company’s August 2002 $135.0 million financing, discussed below. Borrowings under the Revolver accrue interest at a rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association plus 2.25%, but not less than 7%. As of March 31, 2003, there were no borrowings under the Revolver, although approximately $21.4 million of the amount available for borrowing was reserved under letters of credit, foreign exchange forward contracts or other arrangements. Accordingly, $13.6 million of the Revolver was available for borrowing as of March 31, 2003. The Revolver is collateralized by all of the company’s assets.

     On August 22, 2002, Orbital raised gross proceeds of $135.0 million through the sale of 135,000 units, each consisting of $1,000 aggregate principal amount of the company’s 12% second priority secured note due 2006 (the “Notes”) and one warrant to purchase up to 122.23 shares of Orbital’s common stock at an exercise price of $3.86 per share. Orbital used the $123.1 million net proceeds from the offering, together with available cash, to prepay the $25.0 million Term Loan discussed above and to repay its $100.0 million 5% subordinated convertible notes due October 1, 2002. Interest on the Notes is payable semi-annually each February 15 and August 15. The Notes are subordinated in right of payment to the company’s existing and future senior indebtedness, including indebtedness under the $35.0 million Revolver described above. The fair value of the Notes at March 31, 2003 was estimated at approximately $139.1 million, based on market trading activity.

     The issuance of the 135,000 warrants was recorded based on their relative fair value of $28.8 million at the date of issuance, determined using the Black-Scholes option-pricing model. The issuance was recorded as an increase to stockholders’ equity and debt discount in the amount of $24.4 million at the issuance date. The debt discount is being amortized into interest expense over the four-year term of the Notes. The unamortized portion of the debt discount was $21.9 million at March 31, 2003 and $23.0 million at December 31, 2002.

     Both the Revolver and the indenture governing the Notes (the “Indenture”) contain covenants limiting the company’s ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition on the payment of cash dividends. The Indenture prohibits the payment of cash dividends if, after such payment, Orbital could not incur additional indebtedness pursuant to a debt incurrence ratio defined in the Indenture or, if the aggregate amount of cash dividends, along with other restricted payments, were to exceed 50% of Orbital’s aggregate consolidated net income for the period plus net cash proceeds received from issuances of stock. In addition, the Revolver contains financial covenants with respect to maintenance of earnings before interest expense, tax, depreciation and amortization (EBITDA), backlog, capital expenditures and cash. As of March 31, 2003, the company was in compliance with the covenants contained in the Revolver and the Indenture.

     Orbital’s 100% owned subsidiary, Orbital International, Inc., has fully and unconditionally guaranteed the Notes. Orbital International, Inc. had no independent assets or operations during 2003 or 2002. No other Orbital subsidiary has guaranteed the Notes.

(13)	Commitments and Contingencies

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

Litigation

     The company and Raytheon Company (“Raytheon”) have been named as co-defendants in an action arising under an agreement for the acquisition of certain patent rights and the payment of royalties on sales of certain specified vehicle tracking products. Raytheon’s rights and obligations under this agreement were acquired by Orbital in a 1998 business acquisition. The complaint alleges breach of contract claims, unjust enrichment, and breach of fiduciary duty and the duty of good faith and fair dealing. The complaint, as amended, did not specify the damages claimed by the plaintiff. Orbital and Raytheon have filed counterclaims seeking declarations that there was no breach of the agreement and no royalties owing thereunder, and seeking to be indemnified for certain costs relating to the litigation. On April 15, 2003, the plaintiff served Orbital and Raytheon with a report asserting claims for damages ranging from $18 million to $41 million. Management believes that the plaintiff’s allegations in the foregoing legal proceeding are without merit, and the company is vigorously defending against the allegations.

     The company is party to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or proceedings will have a material adverse effect on the company’s results of operations or financial condition.

ORBIMAGE Contingency

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

     In February 2003, the Bankruptcy Court approved a settlement agreement among ORBIMAGE, Orbital, the Official Committee of Unsecured Creditors of ORBIMAGE, and the two officer/directors of Orbital named as defendants (the “Settlement Agreement”). The Settlement Agreement provides for mutual releases of all claims, including those claims made by ORBIMAGE in the above-described litigation, to take effect upon launch (whether or not successful) of the OrbView-3 satellite by Orbital and payment by Orbital of $2.5 million to ORBIMAGE. In addition to releases from ORBIMAGE, Orbital has obtained identical releases from approximately 85% of ORBIMAGE’s Series A Preferred Stockholders and approximately 87% of the holders of ORBIMAGE’s senior notes. Orbital expects to record a $2.5 million settlement charge in its income statement when these actions are completed. In the event ORBIMAGE reorganizes or liquidates pursuant to a plan that is consistent with the Settlement Agreement, then Orbital will be entitled to receive new notes equal to such payment amount ranking pari passu with other senior or secured debt issued, if any, to its current bondholders by ORBIMAGE. Otherwise, Orbital will have an allowed non-subordinated claim in such amount which (1) in the event of a plan of liquidation consistent with the Settlement Agreement, will be treated in the same manner as the treatment of the current ORBIMAGE bondholders and (2) in other circumstances, will have priority in right of payment over the current bondholders and other general unsecured creditors. The Settlement Agreement also provides that a plan of reorganization or liquidating plan will provide for third party releases of Orbital and the two officer/directors of Orbital named as defendants, to the extent permitted by law.

     As part of the settlement, if OrbView-3 is not launched by April 30, 2003 or if checkout has not occurred by July 31, 2003, and subject to various exceptions for force majeure and commercial reasonableness, Orbital could be subject to delay penalties of $16,429 per day, capped at $5.0 million in the aggregate. The company expects that the launch will occur on or about June 1, with scheduled checkout taking approximately 90 days. Accordingly, as of March 31, 2003, the company accrued a $1.0 million delay-related settlement charge. This charge is reported as a separate line item on the accompanying condensed consolidated income statement. The final amount of this charge may differ depending upon the actual duration of any delay.

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

Other Contingencies

     The company suspended work and revenue recognition on a transportation management systems contract as a result of the customer’s inability to provide equipment necessary to complete the contract. The company is negotiating revisions to the scope and terms of the contract. As of March 31, 2003, the company’s balance sheet includes total receivables and work-in-process inventory of approximately $2.7 million related to this contract. Although the company believes that these assets are realizable, there can be no assurance that the final outcome of the negotiations will not impact the realizability of the assets.

Financial Guarantees

     Occasionally, certain contracts require the company to post performance bonds or letters of credit supporting Orbital’s performance and refund obligations under the contracts. Orbital had $25.0 million of standby letters of credit outstanding at March 31, 2003, of which $10.1 million was collateralized by restricted cash and cash equivalents and $14.9 million was issued under the Revolver. If circumstances were to arise in the future whereby the company were unable to issue performance bonds or letters of credit in accordance with its contractual requirements, the customer might be entitled to withhold future payments or terminate its contract with the company and this could result in charges or other adverse effects on the company’s financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters Ended March 31, 2003 and 2002,” “Segment Results,” “Liquidity and Capital Resources” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K/A for the year ended December 31, 2002, may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

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

Consolidated Results of Operations for the Quarters Ended March 31, 2003 and 2002

     Revenues - Our consolidated revenues were $136.7 million and $120.7 million in the first quarters of 2003 and 2002, respectively. Revenues increased in the first quarter of 2003 as compared to the same period in 2002 primarily due to substantial revenue growth in our launch vehicles and advanced programs segment, partially offset by decreased revenues in our satellites and related space systems segment and our electronic systems segment.

     Gross Profit - Our consolidated gross profit was $26.2 million and $19.0 million in the first quarters of 2003 and 2002, respectively. Gross profit in the first quarter of 2003 increased as compared to the same period in 2002 as a result of a $6.5 million increase in gross profit in our launch vehicles and advanced programs segment and a $3.6 million increase in gross profit in our satellites and related space systems segment, partially offset by a $2.9 million decrease in gross profit in our electronic systems segment. The increase in gross profit in our launch vehicles and advanced systems segment was largely attributable to the profit contribution from a $28.7 million increase in revenues from our missile defense boost vehicle program in addition to profit from an increase in space launch vehicle revenues. The increase in gross profit in our satellites and related space systems segment was due to an improvement in gross profit margin from 10.2% of revenues in the first quarter of 2002 to 20.4% of revenues in the first quarter of 2003. The decrease in gross profit in our electronic systems segment was largely attributable to lower revenues as a result of lower manufacturing activity on certain contracts and cost increases on certain contracts in 2003.

     Research and Development Expenses - Research and development expenses were $1.6 million and $0.8 million in the first quarters of 2003 and 2002, respectively. These expenses related primarily to the development of improved launch vehicles and satellites.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $14.3 million and $13.0 million in the first quarters of 2003 and 2002, respectively. This increase was largely attributable to higher general support costs in connection with our missile defense boost vehicle program in addition to increased bid and proposal activity in our satellites and related space systems segment. Selling, general and administrative expenses in total were relatively constant as a percentage of total revenue.

     Settlement Expense - In the first quarter of 2003, we recorded a $1.0 million charge in connection with a settlement agreement with Orbital Imaging Corporation (“ORBIMAGE”). As part of the settlement, if the OrbView-3 satellite is not launched by April 30, 2003 or if checkout has not occurred by July 31, 2003, and subject to various exceptions for force majeure and commercial reasonableness, we could be subject to delay penalties of $16,429 per day, capped at $5 million in the aggregate. We expect that the launch will occur on or about June 1, with scheduled checkout taking approximately 90 days. Accordingly, as of March 31, 2003, we accrued a $1.0 million delay-related settlement charge. The final amount of this charge may differ depending upon the actual duration of any delay.

     Interest Expense - Interest expense was $6.1 million and $3.0 million for the first quarters of 2003 and 2002, respectively. Interest expense increased in the first quarter of 2003 as compared to the first quarter of 2002 primarily as a result of a higher interest rate on our outstanding debt, $1.1 million amortization of debt discount in the first quarter of 2003 that was not present in the first quarter of 2002 and a $0.4 million increase in amortization of debt issuance costs. These increases were offset partially by the absence in 2003 of $1.0 million in interest expense recorded in the first quarter of 2002 related to a vendor financing agreement.

     Provision for Income Taxes - We did not record an income tax expense in the first quarters of 2003 and 2002 due to the availability of net operating loss carry forwards.

     Cumulative Effect of Change in Accounting - In connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we reflected a $13.8 million impairment loss in our electronic systems segment during the first quarter of 2002 as cumulative effect of change in accounting.

     Net Income (Loss) - Our consolidated income from continuing operations was $3.4 million and $2.4 million in the first quarters of 2003 and 2002, respectively. Net income (loss) was $3.4 million and $(11.4) million in the first quarters of 2003 and 2002, respectively.

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

	Quarters Ended March 31,

	2003	2002

Revenues:
Launch Vehicles and Advanced Programs	$80,539	$44,701
Satellites and Related Space Systems	48,511	60,828
Electronic Systems	9,205	16,007
Corporate and Other	(1,574)	(824)

Total	$136,681	$120,712

Income (Loss) from Operations:
Launch Vehicles and Advanced Programs	$9,229	$4,160
Satellites and Related Space Systems	2,668	100
Electronic Systems	(1,510)	1,240
Corporate and Other	(1,000)	(299)

Total	$9,387	$5,201

     Launch Vehicles and Advanced Programs - Revenues in this segment increased in the first quarter of 2003 as compared to the first quarter of 2002 primarily as a result of increased work on our missile defense boost vehicle program under a multi-year contract with The Boeing Company. Revenues also increased in our space launch vehicle product line, offset partially by decreased revenues in our suborbital rocket product line.

     Operating income improved in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to the operating profit contributed by the missile defense boost vehicle program. Increased operating income in our space launch vehicle product line and our suborbital rocket product line also contributed to improved profitability quarter-over-quarter.

     Satellites and Related Space Systems - Revenues from this segment decreased in the first quarter of 2003 as compared to the first quarter of 2002 largely as a result of lower revenues in our commercial geosynchronous satellite product line, offset partially by an increase in revenues from our science and technology product line. The decrease in our commercial geosynchronous satellite product line was primarily attributable to lower revenues on two satellites that were substantially completed in early 2003 and the absence in 2003 of revenues from a satellite that was completed in mid-2002, offset in part by increased revenues in 2003 from a new contract received in the second half of 2002. The increase in revenues in our science and technology product line was primarily due to production work on a new scientific satellite contract received during 2002.

     Operating income increased in the first quarter of 2003 as compared to the same period in 2002 largely as a result of improved operating results in the geosynchronous satellite product line. Operating income also included two significant largely offsetting transactions. First, we recorded a $1.8 million charge to accrue an additional loss on the OrbView-3 satellite contract. Second, during the first quarter of 2003 we received a $2.0 million fee associated with the cancellation of a geosynchronous commercial satellite contract. The contract was executed in early 2002, and the customer cancelled the contract in March 2003 as a result of changes to the customer’s internal plans and strategy prior to the commencement of any work on this satellite.

     Electronic Systems - Revenues from the electronic systems segment decreased in the first quarter of 2003 as compared to the same period in 2002 primarily as a result of lower manufacturing activity on certain contracts and the suspension of work and revenue recognition on a transportation management systems contract. Work on this contract was suspended as a result of the customer’s inability to provide equipment necessary to complete the contract. The company is negotiating revisions to the scope and terms of the contract.

     Operating income from electronic systems decreased in the first quarter of 2003 as compared to the same period in 2002 primarily as a result of cost increases on certain contracts and the suspension of work and revenue recognition on the transportation management systems contract mentioned above.

     Corporate and Other - Corporate and other includes the elimination of intercompany revenues. Corporate and other operating results include expenses for corporate general and administrative activities that are not allocated to the operating segments. In the first quarter of 2003 the operating loss is attributable to a $1.0 million expense in connection with expected delay charges under a settlement agreement with ORBIMAGE.

Backlog

     Our firm backlog was approximately $730 million at March 31, 2003 and approximately $820 million at December 31, 2002. Approximately $390 million of the March 31, 2003 firm backlog is expected to be recognized as revenue during the remainder of 2003. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees. Total backlog was approximately $2.68 billion at March 31, 2003 and approximately $2.46 billion at December 31, 2002. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at March 31, 2003 does not give effect to new orders received or any terminations or cancellations since that date.

Liquidity and Capital Resources

     Cash Flows from Operating Activities - Cash flow from operations in the first quarter of 2003 was $12.9 million, as compared to a negative $18.4 million in cash flow from operations in the first quarter of 2002. The cash flow in the first quarter of 2003 was primarily attributable to cash provided by ongoing business operations and a $3.4 million net reduction in assets and liabilities. Cash used in operations in the first quarter of 2002 included a reduction in accounts payable, largely attributable to the payment of approximately $25 million related to a vendor financing obligation during the period.

     Cash Flows from Investing Activities - Our investing activities used $1.7 million and $4.1 million in the first quarters of 2003 and 2002, respectively, for capital expenditures.

     Cash Flows from Financing Activities - Our financing activities used $0.5 million to pay long-term debt obligations and provided $0.2 million from issuances of common stock during the first quarter of 2003. Financing activities provided $20.4 million in the first quarter of 2002, consisting of $22.4 million in net proceeds from new debt borrowings discussed below and $0.4 million from issuances of common stock, less $2.4 million in principal payments on long-term debt.

     On March 1, 2002, we entered into a three-year credit facility with Foothill Capital Corporation (“Foothill”) as arranger and agent. The facility provided for total borrowings of up to $60.0 million, including (i) a $25.0 million term loan (the “Term Loan”) and (ii) a $35.0 million revolver (the “Revolver”), of which up to $30.0 million could be available for borrowing based on our billed and unbilled receivables. Upon closing the facility, we borrowed the entire $25.0 million available under the Term Loan, which provided $22.4 million in net proceeds after deducting transaction fees and expenses. We prepaid the entire Term Loan in August 2002 using proceeds from our August 2002 $135.0 million financing discussed below. Borrowings under the Revolver accrue interest at a rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association plus 2.25%, but not less than 7%. As of March 31, 2003, there were no borrowings under the Revolver, although approximately $21.4 million of the amount available for borrowing was reserved under letters of credit, foreign exchange forward contracts or other arrangements. Accordingly, $13.6 million of the Revolver was available for borrowing as of March 31, 2003. The Revolver is collateralized by all of our assets.

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

     Both the Revolver and the indenture governing the Notes (the “Indenture”) contain covenants limiting our ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or create liens on assets. The Revolver contains an absolute prohibition on the payment of cash dividends. The Indenture prohibits the payment of cash dividends if, after such payment, we could not incur additional indebtedness pursuant to a debt incurrence ratio defined in the Indenture or, if the aggregate amount of cash dividends, along with other restricted payments, were to exceed 50% of our aggregate consolidated net income for the period plus net cash proceeds received from issuances of stock. In addition, the Revolver contains financial covenants with respect to maintenance of earnings before interest expense, tax, depreciation and amortization (EBITDA), backlog, capital expenditures and available cash. As of March 31, 2003, we were in compliance with the covenants contained in the Revolver and the Indenture.

     Orbital’s 100% owned subsidiary, Orbital International, Inc., has fully and unconditionally guaranteed the Notes. Orbital International, Inc. had no independent assets or operations during 2003 or 2002. No other subsidiary of Orbital has guaranteed the Notes.

     In August 2001, we issued warrants in connection with the settlement of a class action lawsuit. The warrants are exercisable for up to 4,631,121 shares of common stock at an exercise price of $4.82 per share, for a period of three years from the date of their issuance. During the quarter ended March 31, 2003, a total of 3,431 common shares were purchased through the exercise of a like number of these warrants.

     Available Cash and Future Funding - At March 31, 2003, we had $54.4 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders, or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

     Letters of Credit and Performance Bonds - Occasionally, certain contracts require us to post performance bonds or letters of credit supporting our performance and refund obligations under the contracts. We had $25.0 million of standby letters of credit outstanding at March 31, 2003, of which $10.1 million was collateralized by our restricted cash and cash equivalents and $14.9 million was issued under the Revolver. If circumstances were to arise in the future whereby we were unable to issue performance bonds or letters of credit in accordance with our contractual requirements, the customer might be entitled to withhold future payments or terminate its contract with us and this could result in charges or other adverse effects on our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2003 we had total receivables of approximately $2.3 million denominated in Japanese yen and $2.2 million denominated in Singapore dollars whose book values approximated their fair values. We are subject to market risk to the extent that future fluctuations in foreign currency exchange rates impact these receivables.

     We enter into forward exchange contracts to hedge against foreign currency fluctuations on other specific receivables denominated in Japanese yen. At March 31, 2003, the company had foreign currency forward exchange contracts to sell a total of 570.5 million Japanese yen for $4.7 million. The market value of these contracts was a $0.1 million loss as of March 31, 2003. These foreign currency forward exchange contracts are designated as effective hedges of their respect receivables.

     We have a deferred compensation plan for senior managers and executive officers, with a total liability balance of $4.2 million at March 31, 2003. This liability is subject to fluctuation based upon the market value of underlying securities.

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

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have been named in an action, Mansell v. Raytheon E-Systems, Inc., et al., filed on January 17, 2002 in the District Court for Dallas County, Texas. By notice filed on February 28, 2002, Orbital removed the complaint to the United States District Court for the Northern District of Texas, Dallas Division. The action asserts claims arising under an agreement among the plaintiff, Auto-Trac, Inc. and E-Systems, Inc. (a predecessor of Raytheon Company (“Raytheon”) which following removal was a defendant in lieu of E-Systems, Inc.), for the acquisition of certain patent rights and the payment of royalties on sales of certain specified vehicle tracking products. Raytheon’s rights and obligations under this agreement were transferred to us when we purchased Raytheon’s Transportation Management Systems business in 1998. In accordance with the terms of the acquisition agreement, Orbital has assumed the defense on behalf of Raytheon. The original state court complaint has been amended three times, and alleges breach of contract claims, unjust enrichment, and breach of fiduciary duty and the duty of good faith and fair dealing. The complaint, as amended, did not specify the damages claimed by plaintiff. Orbital and Raytheon have filed counterclaims seeking declarations that they have not breached the agreement and owe no royalties thereunder, and seeking to be indemnified for certain costs relating to the litigation. On April 15, 2003, plaintiff served Orbital and Raytheon with a report asserting claims for damages from Orbital and Raytheon ranging from $18 million to $41 million. We believe that the plaintiff’s allegations in the foregoing legal proceeding are without merit and we are vigorously defending against the allegations.

We are party to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or proceedings will have a material adverse effect on our results of operations or financial condition.

ITEM 2.	CHANGES IN SECURITIES

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits - A complete listing of exhibits required is given in the Exhibit Index.

(b)	Reports on Form 8-K.

On January 22, 2003, the company filed a Current Report on Form 8-K, dated January 15, 2003, disclosing under Item 5 that it entered into a settlement agreement among ORBIMAGE, Orbital, the Official Committee of Unsecured Creditors of ORBIMAGE and two officer/directors of Orbital.

On February 26, 2003, the company filed a Current Report on Form 8-K, dated February 26, 2003, disclosing under Item 5 that it announced its consolidated financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: April 29, 2003	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: April 29, 2003	By:	/s/ Garrett E. Pierce
Garrett E. Pierce
Vice Chairman and Chief Financial Officer

CERTIFICATION

I, David W. Thompson, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Orbital Sciences Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 29, 2003
/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

CERTIFICATION

I, Garrett E. Pierce, Vice Chairman and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Orbital Sciences Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 29, 2003
/s/ Garrett E. Pierce
Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	By-Laws of Orbital Sciences Corporation, as amended on July 27, 1995 (incorporated by reference to Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Quarterly report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Report on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Indenture, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 27, 2002).

4.3	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as warrant agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 27, 2002).

4.4	Form of 12% Series B Second Priority Secured Note due 2006 (transmitted herewith).

4.5	Form of Common Stock Purchase Warrant for Warrants Expiring

August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 27, 2002).

4.6	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (transmitted herewith).

4.7	Warrant Agreement dated as of January 16, 2001 between Orbital Sciences Corporation and Fleet National Bank, as Warrant Agent (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A filed on August 31, 2001).

4.8	Form of Warrant Certificate (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A filed on August 31, 2001).

4.9	Rights Agreement dated as of October 22, 1998 between the company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.10	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

99.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

99.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).