Form 10-Q
period 2003-06-30
ORBITAL SCIENCES CORP /DE/
filed 2003-07-30
CIK 820736

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of July 22, 2003, 47,310,541 shares of the registrant’s Common Stock were outstanding.

PART 1

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,778	$43,440
Restricted cash and cash equivalents	10,293	10,301
Receivables, net	102,286	135,176
Inventories, net	15,974	17,136
Other current assets	9,521	8,764

Total current assets	209,852	214,817

Property, plant and equipment, net	84,990	88,751
Goodwill	95,293	95,293
Other non-current assets	16,836	17,449

Total assets	$406,971	$416,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,846	$1,854
Accounts payable and accrued expenses	90,069	92,519
Deferred revenues	16,012	28,094

Total current liabilities	107,927	122,467

Long-term obligations, net of current portion	116,081	114,833
Other non-current liabilities	3,014	3,856
Allocated losses of affiliate in excess of cost of investment	40,586	40,586
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 47,092,030 and 45,610,621 shares outstanding, respectively	471	456
Additional paid-in capital	586,082	579,285
Deferred compensation	(1,180)	(353)
Accumulated deficit	(446,010)	(444,820)

Total stockholders’ equity	139,363	134,568

Total liabilities and stockholders’ equity	$406,971	$416,310

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	For the Quarters Ended
	June 30,

	2003	2002

Revenues	$158,400	$135,435
Costs of goods sold	136,906	113,724

Gross profit	21,494	21,711
Research and development expenses	1,316	901
Selling, general and administrative expenses	15,227	13,568
Settlement expense	3,500	—

Income from operations	1,451	7,242
Interest expense	(6,156)	(2,755)
Other income, net	79	874

Income (loss) before provision for income taxes	(4,626)	5,361
Provision for income taxes	—	—

Net income (loss)	$(4,626)	$5,361

Basic and diluted earnings (loss) per share:
Net income (loss)	$(0.10)	$0.12

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	For the Six Months Ended
	June 30,

	2003	2002

Revenues	$295,081	$256,147
Costs of goods sold	247,353	215,442

Gross profit	47,728	40,705
Research and development expenses	2,898	1,656
Selling, general and administrative expenses	29,492	26,606
Settlement expense	4,500	—

Income from operations	10,838	12,443
Interest expense	(12,223)	(5,780)
Other income, net	195	1,090

Income (loss) before provision for income taxes	(1,190)	7,753
Provision for income taxes	—	—

Income (loss) from operations before cumulative effect of change in accounting	(1,190)	7,753
Cumulative effect of change in accounting	—	(13,795)

Net loss	$(1,190)	$(6,042)

Basic earnings (loss) per share:
Income (loss) from operations before cumulative effect of change in accounting	$(0.03)	$0.18
Cumulative effect of change in accounting	—	(0.32)

Net loss	$(0.03)	$(0.14)

Diluted earnings (loss) per share:
Income (loss) from operations before cumulative effect of change in accounting	$(0.03)	$0.17
Cumulative effect of change in accounting	—	(0.31)

Net loss	$(0.03)	$0.14)

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,

	2003	2002

Cash Flows From Operating Activities:
Income (loss) from operations before cumulative effect of change in accounting	$(1,190)	$7,753
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	7,934	7,485
Amortization of debt issuance costs and debt discount	3,627	977
Stock-based compensation and contributions to defined contribution plan	3,661	2,711
Changes in assets and liabilities and other	17,678	(41,491)

Net cash provided by (used in) operating activities	31,710	(22,565)

Cash Flows From Investing Activities:
Capital expenditures	(4,167)	(8,732)

Net cash used in investing activities	(4,167)	(8,732)

Cash Flows From Financing Activities:
Principal payments on long-term obligations	(965)	(2,822)
Net proceeds from issuances of long-term obligations	—	22,364
Net proceeds from issuances of common stock	1,760	5,820

Net cash provided by financing activities	795	25,362

Net increase (decrease) in cash and cash equivalents	28,338	(5,935)
Cash and cash equivalents, beginning of period	43,440	63,215

Cash and cash equivalents, end of period	$71,778	$57,280

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

(1)      Basis of Presentation and Liquidity

     Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small space systems for commercial, civil government and military customers. The company’s primary products are satellites and launch vehicles, including low-orbit, geosynchronous and planetary spacecraft for communications, remote sensing, scientific and military missions; ground- and air-launched rockets that deliver satellites into orbit; and suborbital rockets that are used as interceptor boost and target vehicles. Orbital also offers space-related technical services to government agencies and develops and builds satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.

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

     Operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

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

     The company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for the quarterly and six-month periods ended June 30, 2003 and 2002 are summarized as follows:

	Quarters Ended June 30,

	2003	2002

Additional shares authorized for grant at June 30	1,402,532	2,435,735
Volatility	67%	66%
Risk-free interest rate	1.61%	4.01%
Weighted-average fair value per share at grant date	$3.41	$2.90
Expected dividend yield	—	—
Average expected life of options (years)	4.5	4.5

	Six Months Ended June 30,

	2003	2002

Additional shares authorized for grant at June 30	1,402,532	2,435,735
Volatility	67%	66%
Risk-free interest rate	1.68%	3.95%
Weighted-average fair value per share at grant date	$3.33	$2.86
Expected dividend yield	—	—
Average expected life of options (years)	4.5	4.5

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Quarters Ended June 30,

	2003	2002

Net income (loss), as reported	$(4,626)	$5,361
Deduct: Net stock-based employee compensation expense determined under fair-value-based method	(1,264)	(1,372)

Pro forma net income (loss)	$(5,890)	$3,989

Earnings (loss) per share:
Basic—as reported	$(0.10)	$0.12
Basic—pro forma	$(0.13)	$0.09
Diluted—as reported	$(0.10)	$0.12
Diluted—pro forma	$(0.13)	$0.09

	Six Months Ended June 30,

	2003	2002

Net loss, as reported	$(1,190)	$(6,042)
Deduct: Net stock-based employee compensation expense determined under fair-value-based method	(1,809)	(2,486)

Pro forma loss	$(2,999)	$(8,528)

Earnings (loss) per share:
Basic—as reported	$(0.03)	$(0.14)
Basic—pro forma	$(0.07)	$(0.20)
Diluted—as reported	$(0.03)	$(0.14)
Diluted—pro forma	$(0.07)	$(0.19)

     Pro forma net income (loss) reflects only options granted through June 30, 2003 and, therefore, may not be representative of the effects for future periods.

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

     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Intersegment sales of $1.6 million and $0.9 million were recorded in the quarters ended June 30, 2003 and 2002, respectively. Intersegment sales of $3.2 million and $1.7 million were recorded in the six months ended June 30, 2003 and 2002, respectively.

     The following table presents operating information for the quarters and six months ended June 30, 2003 and 2002 and identifiable assets at June 30, 2003 and December 31, 2002 by reportable segment (in thousands).

	Quarters Ended June 30,			Six Months Ended June 30,

	2003	2002		2003	2002

Launch Vehicles and Advanced Programs:
Revenues	$85,166	$63,769		$165,705	$108,470
Operating income	8,552	5,722		17,780	9,882
Identifiable assets	99,674	131,863	(1)	99,674	131,863	(1)
Capital expenditures	1,163	1,105		2,128	2,242
Depreciation and amortization	1,537	1,442		2,926	2,862
Satellites and Related Space Systems:
Revenues	$68,878	$56,519		$117,389	$117,347
Operating income	3,182	192		5,851	292
Identifiable assets	138,707	137,644	(1)	138,707	137,644	(1)
Capital expenditures	387	2,526		790	5,073
Depreciation and amortization	1,432	1,227		2,868	2,416
Electronic Systems:
Revenues	$5,999	$16,035		$15,204	$32,042
Operating income (loss)	(6,783)	1,629		(8,293)	2,869
Identifiable assets	35,193	43,312	(1)	35,193	43,312	(1)
Capital expenditures	189	200		204	342
Depreciation and amortization	195	191		393	401
Corporate and Other:
Revenues	$(1,643)	$(888)		$(3,217)	$(1,712)
Operating loss	(3,500)	(301)		(4,500)	(600)
Identifiable assets	133,397	103,491	(1)	133,397	103,491	(1)
Capital expenditures	768	759		1,045	1,075
Depreciation and amortization	877	884		1,747	1,806
Consolidated:
Revenues	$158,400	$135,435		$295,081	$256,147
Operating income	1,451	7,242		10,838	12,443
Identifiable assets	406,971	416,310	(1)	406,971	416,310	(1)
Capital expenditures	2,507	4,590		4,167	8,732
Depreciation and amortization	4,041	3,744		7,934	7,485

(1)	As of December 31, 2002

(5)      Receivables

     Receivables consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Billed	$34,135	$76,148
Unbilled	69,532	61,114
Allowance for doubtful accounts	(1,381)	(2,086)

Total	$102,286	$135,176

(6)      Inventories

     Inventories consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Components and raw materials	$14,583	$9,772
Work-in-process	4,320	10,597
Allowance for inventory obsolescence	(2,929)	(3,233)

Total	$15,974	$17,136

(7)      Warranties

     The company occasionally assumes warranty obligations in connection with certain contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. During the quarter and six months ended June 30, 2003, activity in the warranty liability consisted of the following (in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Balance at beginning of period	$4,922	$4,554
Accruals during the period	257	926
Charges incurred during the period	(411)	(712)

Balance at end of period	$4,768	$4,768

(8)      Interest Expense

     Interest expense consisted of the following (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest	$4,301	$2,061	$8,596	$4,803
Amortization of debt issuance costs	718	694	1,412	977
Amortization of debt discount on second priority secured notes	1,137	—	2,215	—

Total	$6,156	$2,755	$12,223	$5,780

(9)     Earnings (Loss) Per Share

     In periods of losses from operations, such as the quarter and six months ended June 30, 2003, fully diluted per-share losses are the same as basic per-share losses. The weighted average number of outstanding shares used to compute per-share amounts in the quarter and six months ended June 30, 2003 were 46,392,000 and 46,074,000, respectively.

     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the quarter and six months ended June 30, 2002 (in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Weighted average of outstanding shares for basic EPS	43,097	42,636
Dilutive effect of outstanding stock options and warrants	2,405	2,031

Shares for diluted EPS	45,502	44,667

     In the quarter and six months ended June 30, 2003, weighted average shares outstanding excluded the anti-dilutive effect of 8.0 million stock options and 21.2 million warrants. In the quarter and six months ended June 30, 2002, diluted weighted average shares outstanding excluded the anti-dilutive effect of 4.7 million stock options and the company’s then-outstanding $100.0 million 5% subordinated convertible notes due October 1, 2002. The $100.0 million convertible notes were convertible at a price of $28.00 per share.

(10)     Comprehensive Income

     Comprehensive income in the quarterly and six-month periods ended June 30, 2003 and 2002 was equal to net income. Accumulated other comprehensive income as of June 30, 2003 and December 31, 2002 was $0.

(11)     Investment in ORBIMAGE

     The company uses the equity method of accounting for its ownership interest in Orbital Imaging Corporation (“ORBIMAGE”). Through June 30, 2001, the company recognized 100% of ORBIMAGE’s losses, including preferred stock dividends, in accordance with Accounting Principles Board No. 18 (“APB 18”). The company ceased recognizing ORBIMAGE losses as of July 1, 2001. As of June 30, 2003 and December 31, 2002, the recognized losses exceeded the company’s investment in ORBIMAGE by $40.6 million and such amount is reported as “allocated losses of affiliate in excess of cost of investment” on the accompanying condensed consolidated balance sheet. The disposition of the $40.6 million balance is dependent upon the future of ORBIMAGE as an entity, and could include, among other outcomes, a full or partial reversal of this balance from future earnings of ORBIMAGE. Alternatively, it is contemplated that the full amount may ultimately be reversed in the event that, at a minimum, Orbital were to divest its equity ownership in ORBIMAGE and the company were to cease to have any associated legal obligations. Any such reversal would be reported as non-operating income.

     On April 5, 2002, ORBIMAGE filed a voluntary petition of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code in the Eastern District of Virginia. Orbital believes that its ownership interest in ORBIMAGE will be cancelled upon ORBIMAGE’s reorganization or liquidation.

     Under a fixed-price procurement agreement between Orbital and ORBIMAGE, Orbital has produced and launched ORBIMAGE’s satellites, including the OrbView-3 satellite and related launch vehicle and ground segment. On June 26, 2003, the OrbView-3 satellite was successfully launched. Since the third quarter of 2000, Orbital has been accounting for its contract with ORBIMAGE using the completed contract method. The accruals for the estimated costs to complete the ORBIMAGE contract were $2.7 million and $6.7 million as of June 30, 2003 and December 31, 2002, respectively, and are included in accounts payable and accrued expenses. All amounts due from ORBIMAGE have been fully reserved.

(12)     Debt

     On March 1, 2002, Orbital entered into a three-year credit facility with Foothill Capital Corporation (“Foothill”) as arranger and agent. The facility provided for total borrowings of up to $60.0 million, including (i) a $25.0 million term loan (the “Term Loan”) and (ii) a $35.0 million revolver (the “Revolver”). Upon closing the facility, the company borrowed the entire $25.0 million available under the Term Loan, which provided $22.4 million in net proceeds to the company after deducting transaction fees and expenses. The entire Term Loan was prepaid from the proceeds of the company’s August 2002 $135.0 million financing, discussed below. As of June 30, 2003, there were no borrowings under the Revolver, although approximately $21.4 million of the amount available for borrowing was reserved under letters of credit, foreign exchange forward contracts or other arrangements. Accordingly, $13.6 million of the Revolver was available for borrowing as of June 30, 2003. As of June 30, 2003, the company was in compliance with the covenants contained in the Revolver. As described in Note 14, the Revolver was replaced with a new revolving line of credit subsequent to June 30, 2003.

     On August 22, 2002, Orbital raised gross proceeds of $135.0 million through the sale of 135,000 units, each consisting of $1,000 aggregate principal amount of the company’s 12% second priority secured notes due 2006 (the “2002 Notes”) and one warrant to purchase up to 122.23 shares of Orbital’s common stock at an exercise price of $3.86 per share. Orbital used the $123.1 million net proceeds from the offering, together with available cash, to prepay the $25.0 million Term Loan discussed above and to repay its $100.0 million 5% subordinated convertible notes due October 1, 2002. Interest on the 2002 Notes was payable semi-annually each February 15 and August 15. As of June 30, 2003, the company was in compliance with the covenants contained in the indenture governing the 2002 Notes. The fair value of the 2002 Notes at June 30, 2003 was estimated at approximately $141.8 million, based on market trading activity. As described in Note 14, during the third quarter of 2003, the 2002 Notes were refinanced with the proceeds of a new $135 million notes offering.

     The issuance of the 135,000 warrants was recorded based on their relative fair value of $28.8 million at the date of issuance, determined using the Black-Scholes option-pricing model. The issuance was recorded as an increase to stockholders’ equity and debt discount in the amount of $24.4 million at the issuance date. The debt discount was being amortized into interest expense over the four-year term of the 2002 Notes. The unamortized portion of the debt discount was $20.7 million at June 30, 2003 and $23.0 million at December 31, 2002. As described in Note 14, the unamortized portion of the debt discount will be written off in full upon redemption or repurchase of all the 2002 Notes subsequent to June 30, 2003.

     Orbital’s 100% owned subsidiary, Orbital International, Inc., had fully and unconditionally guaranteed the 2002 Notes. Orbital International, Inc. had no independent assets or operations during 2003 or 2002. No other Orbital subsidiary guaranteed the 2002 Notes.

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

ORBIMAGE

     In February 2003, a settlement agreement was approved among ORBIMAGE, Orbital, the Official Committee of Unsecured Creditors of ORBIMAGE, and two officer/directors of Orbital named as defendants in a previous complaint filed by ORBIMAGE (the “Settlement Agreement”). The Settlement Agreement provided for mutual releases of all claims to take effect upon launch (whether or not successful) of the OrbView-3 satellite by Orbital and payment by Orbital of $2.5 million to ORBIMAGE. On June 26, 2003, the OrbView-3 satellite was successfully launched, and Orbital subsequently paid $2.5 million to ORBIMAGE. Accordingly, all litigation claims were dismissed and the mutual release provisions of the Settlement Agreement took effect.

     As part of the settlement, Orbital paid delay penalties of $16,429 per day after April 30, 2003 until the launch date. In addition, Orbital will be required to pay $16,429 per day for each day beyond July 31, 2003 required to complete post-launch checkout of the OrbView-3 satellite. The delay penalties are capped at $5.0 million in the aggregate and are subject to various exceptions for force majeure and commercial reasonableness. During the first and second quarters of 2003, the company recorded a total of $2.0 million for expected delay-related settlement charges. The final amount of these charges may differ depending upon the actual duration of the checkout. These charges, together with the $2.5 million payment discussed above are reported on a separate line item on the accompanying condensed consolidated statements of operations.

     Under the Settlement Agreement, in the event ORBIMAGE reorganizes or liquidates pursuant to a plan that is consistent with the Settlement Agreement, Orbital will be entitled to receive new notes equal to $2.5 million ranking pari passu with other senior or secured debt issued, if any, to its current bondholders by ORBIMAGE. Otherwise, Orbital will have an allowed non-subordinated claim in such amount which (1) in the event of a plan of liquidation consistent with the Settlement Agreement, will be treated in the same manner as the treatment of the current ORBIMAGE bondholders and (2) in other circumstances, will have priority in right of payment over the current bondholders and other general unsecured creditors. The Settlement Agreement also provides that a plan of reorganization or liquidating plan will provide for third party releases of Orbital and the two officer/directors of Orbital named as defendants, to the extent permitted by law.

Other Contingencies

     The company suspended work and revenue recognition on a transportation management systems contract as a result of the customer’s inability to provide equipment necessary to complete the contract. The company is negotiating revisions to the scope and terms of the contract. As of June 30, 2003, the company’s balance sheet includes total receivables and work-in-process inventory of approximately $2.8 million related to this contract. Although the company believes that these assets are realizable, there can be no assurance that the final outcome of the negotiations will not impact the realizability of the assets.

Financial Guarantees

     Occasionally, certain contracts require the company to post performance bonds or letters of credit supporting Orbital’s performance and refund obligations under the contracts. Orbital had $25.0 million of standby letters of credit outstanding at June 30, 2003, of which $10.1 million were collateralized by restricted cash and cash equivalents and $14.9 million were issued under the Revolver. If circumstances were to arise in the future whereby the company were unable to issue performance bonds or letters of credit in accordance with its contractual requirements, the customer might be entitled to withhold future payments or terminate its contract with the company and this could result in charges or other adverse effects on the company’s financial condition.

(14)     Subsequent Events

     On July 10, 2003, the company closed two financing transactions. In the first transaction, Orbital issued $135 million 9% Senior Notes due 2011 pursuant to a private placement transaction. The senior notes are unsecured. Interest on the senior notes is payable semi-annually each January 15 and July 15 starting in 2004. During the third quarter of 2003, Orbital plans to use the net proceeds from this offering, together with approximately $13.6 million of cash on hand, to repurchase or redeem all of its outstanding $135 million 12% second priority secured notes due 2006. Upon repurchase or redemption of all the outstanding 2002 Notes during the third quarter of 2003, the company estimates it will record approximately $39 million of debt extinguishment expenses, including accelerated amortization of unamortized debt discount ($20.7 million as of June 30, 2003) and debt issuance costs ($10.1 million as of June 30, 2003).

     In the second transaction, the company replaced its existing $35 million revolving line of credit with a new four-year, $50 million revolving credit facility with Bank of America serving as the lead arranger in a syndicated line of credit. The revolving credit facility bears interest at rates ranging from 2.25% to 3.0% over LIBOR (for LIBOR loans) or from 0.75% to 1.5% over a base rate related to the prime rate (for base rate loans), varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. It also permits Orbital to reserve up to $40 million of the facility for letters of credit, foreign exchange contracts or other arrangements.

     The senior notes and the revolving line of credit contain covenants limiting the company’s ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The revolving line of credit contains an absolute prohibition on the payment of cash dividends. In addition, the revolving line of credit contains financial covenants with respect to leverage, secured leverage, minimum cash balance, fixed charge coverage and consolidated net worth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2003 and 2002,” “Liquidity and Capital Resources” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K/A for the year ended December 31, 2002, may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

     We develop and manufacture small space systems for commercial, civil government and military customers. Our primary products are satellites and launch vehicles, including low-orbit, geosynchronous and planetary spacecraft for communications, remote sensing, scientific and military missions; ground- and air-launched rockets that deliver satellites into orbit; and suborbital rockets that are used as interceptor boost and target vehicles. We also offer space-related technical services to government agencies and develop and build satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.

Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2003 and 2002

     Revenues — Our consolidated revenues rose 17%, from $135.4 million in the second quarter of 2002 to $158.4 million in the second quarter of 2003. The revenue increase was primarily driven by substantial growth in our launch vehicles and advanced programs segment, which reported a 34% revenue increase in the quarter, and our satellite and related space systems segment, which reported a 22% revenue increase in the quarter. These increases were partially offset by decreased revenues in our electronic systems segment.

     We reported $295.1 million in revenues during the first six months of 2003, up 15% over 2002 revenues of $256.1 million during the same period. This increase was primarily driven by a 53% revenue growth in our launch vehicles and advanced programs segment, offset partially by a 53% revenue decrease in our electronic systems segment.

     Gross Profit — Our consolidated gross profit was $21.5 million and $21.7 million in the second quarters of 2003 and 2002, respectively. Gross profit in the second quarter of 2003, as compared to the same period in 2002, reflected a $5.1 million increase in gross profit in our launch vehicles and advanced programs segment and a $3.4 million increase in gross profit in our satellites and related space systems segment, offset by an $8.7 million decrease in gross profit in our electronic systems segment. The increase in gross profit in our launch vehicles and advanced systems segment was largely attributable to increased profit from our space launch vehicle product line. The increase in gross profit in our satellites and related space systems segment was largely attributable to increased gross profit from our commercial geosynchronous satellite product line. The decrease in gross profit in our electronic systems segment was largely attributable to a significant increase in the estimated costs to complete a number of contracts. Under percentage-of-completion accounting for long-term fixed-price contracts, the increased estimates of future costs reduce current revenues and profit recognition because higher future costs mean less progress has been achieved currently toward completion of the contracts. The lower level of progress toward completion of the contracts results in a smaller portion of the total revenues and profits on contracts that are earned and recorded currently.

     Consolidated gross profit for the first six months of 2003 increased to $47.7 million from $40.7 million in the same period of 2002. Gross profit in the first six months of 2003, as compared to the same period in 2002, reflected an $11.6 million increase in gross profit in our launch vehicles and advanced programs segment and a $7.0 million increase in gross profit in our satellites and related space systems segment, offset partially by an $11.6 million decrease in gross profit in our electronic systems segment. The increase in gross profit in our launch vehicles and advanced systems segment was largely attributable to increased profit from our space launch vehicle product line and our missile defense interceptor vehicle program. The increase in gross profit in our satellites and related space systems segment was largely attributable to increased gross profit from our commercial geosynchronous satellite product line. The decrease in gross profit in our electronic systems segment was largely attributable to a significant increase in the estimated costs to complete a number of contracts, as described above, in the quarterly gross profit results.

     Research and Development Expenses — Research and development expenses were $1.3 million and $0.9 million in the second quarters of 2003 and 2002, respectively, and $2.9 million and $1.7 million for the six months ended June 30, 2003 and 2002, respectively. These expenses related primarily to the development of improved launch vehicles and satellites.

     Selling, General and Administrative Expenses — Selling, general and administrative expenses were $15.2 million and $13.6 million in the second quarters of 2003 and 2002, respectively, and $29.5 million and $26.6 million for the six months ended June 30, 2003 and 2002, respectively. Selling, general and administrative expenses increased in the second quarter and first six months of 2003 as compared to the same periods in 2002 largely due to higher general support costs in connection with our missile defense interceptor vehicle program, in addition to increased bid and proposal activity in our satellites and related space systems segment.

     Settlement Expense — In the second quarter and first six months of 2003, we recorded expenses of $3.5 million and $4.5 million, respectively, in connection with our settlement agreement with Orbital Imaging Corporation (“ORBIMAGE”). As part of the settlement, we paid delay penalties of $16,429 per day after April 30, 2003 until the launch of the OrbView-3 satellite on June 26, 2003. In addition, we will be required to pay $16,429 per day for each day beyond July 31, 2003 required to complete post-launch checkout of the OrbView-3 satellite. The delay penalties are capped at $5.0 million in the aggregate and are subject to various exceptions for force majeure and commercial reasonableness. During the first and second quarters of 2003, we recorded a total of $2.0 million for expected delay-related settlement charges. The final amount of these charges may differ depending upon the actual duration of the checkout. These charges, together with a $2.5 million payment made to ORBIMAGE in the second quarter of 2003, are reported as settlement expenses on the accompanying condensed consolidated statements of operations.

     Interest Expense — Interest expense was $6.2 million and $2.8 million for the second quarters of 2003 and 2002, respectively, and $12.2 million and $5.8 million for the six months ended June 30, 2003 and 2002, respectively. Interest expense increased in the second quarter and first six months of 2003 as compared to the same periods of 2002 primarily as a result of higher interest rates on our borrowings together with increased amortization of debt discount and debt issuance costs. These increases were offset partially by the absence in 2003 of interest expense recorded in the first six months of 2002 related to a vendor financing agreement.

     Income Taxes — We did not record an income tax benefit in the second quarter and first six months of 2003 because such benefit could not be reasonably assured from future operating results. We did not record an income tax expense in the second quarter and first six months of 2002 due to the availability of net operating loss carry forwards.

     Cumulative Effect of Change in Accounting — In connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded a $13.8 million impairment loss in our electronic systems segment during the first quarter of 2002 as cumulative effect of change in accounting.

     Net Income (Loss) — Our consolidated net income (loss) was $(4.6) million and $5.4 million in the second quarters of 2003 and 2002, respectively.

     Our consolidated income (loss) from operations before cumulative effect of change in accounting for the first six months of 2003 and 2002 was $(1.2) million and $7.8 million, respectively. Consolidated net loss for the same periods was $1.2 million and $6.0 million, respectively.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Launch Vehicles and Advanced Programs	$85,166	$63,769	$165,705	$108,470
Satellites and Related Space Systems	68,878	56,519	117,389	117,347
Electronic Systems	5,999	16,035	15,204	32,042
Corporate and Other	(1,643)	(888)	(3,217)	(1,712)

Total	$158,400	$135,435	$295,081	$256,147

Income (Loss) from Operations:
Launch Vehicles and Advanced Programs	$8,552	$5,722	$17,780	$9,882
Satellites and Related Space Systems	3,182	192	5,851	292
Electronic Systems	(6,783)	1,629	(8,293)	2,869
Corporate and Other	(3,500)	(301)	(4,500)	(600)

Total	$1,451	$7,242	$10,838	$12,443

     Launch Vehicles and Advanced Programs — Revenues in this segment increased in the second quarter and first six months of 2003 as compared to the same periods of 2002 primarily as a result of increased work on our missile defense interceptor vehicle program under a multi-year contract with The Boeing Company. We are developing and manufacturing interceptor boost vehicles for the U.S. Missile Defense Agency’s Ground-based Midcourse Defense (GMD) system under the contract from The Boeing Company. During the first quarter of 2003, we successfully launched the first prototype of the interceptor boost vehicle. Revenues in this segment also increased in our space launch vehicle product line, largely due to increased Pegasus launch vehicle activity with three successful Pegasus launches during the first half of 2003 compared to one Pegasus launch in the first half of 2002, together with significant work on a Pegasus launch vehicle scheduled for launch in the third quarter of 2003 and work on a new Pegasus launch vehicle contract begun in the first quarter of 2003. In the first half of 2003 we also began work on a contract to build three Minotaur space launch vehicles for the U.S. Department of Defense. These increases in revenues were partially offset by decreased revenues in our suborbital rocket product line, which had one launch in the first six months of 2003 as compared to six launches in the same period of 2002.

     Operating income in this segment increased 49% in the second quarter of 2003, as compared to the second quarter of 2002, primarily due to the growth in operating profit contributed by our space launch vehicle product line, which was largely attributable to increased operating profit from Pegasus launch vehicle programs. Increased operating income from the missile defense interceptor vehicle program also contributed to improved profitability quarter-over-quarter. The operating margin (as a percentage of revenues) was 10% in the second quarter of 2003 as compared to 9% for the same quarter last year.

     Operating income increased in the first six months of 2003 as compared to the same period of 2002 primarily due to the growth in profit contributed by the missile defense interceptor vehicle program and our space launch vehicle product line. Similar to the second quarter results, the increase in operating income in our space launch vehicle product line for the first six months of 2003 versus 2002 was largely attributable to increased operating income from Pegasus launch vehicle programs. The operating margin (as a percentage of revenues) was 11% in the first six months of 2003 as compared to 9% for the same period last year.

     Satellites and Related Space Systems — Revenues from satellites and related space systems increased in the second quarter of 2003 as compared to the second quarter of 2002 primarily as a result of increased revenues in our geosynchronous satellite product line. Geosynchronous satellite revenues increased primarily due to increased activity to complete the BSAT-2c satellite that was successfully launched during the second quarter of 2003 and work on the TELKOM c-band satellite order received in the second half of 2002. Increased revenues from our science and technology satellite product line also contributed to the increase in second quarter revenues in this segment, offset partially by lower revenues from our technical services business.

     Revenues from satellites and related space systems during the first six months of 2003 were relatively constant as compared to the same period of 2002 primarily due to increased revenues from our science and technology product line, offset by a decline in revenues from our geosynchronous satellite product line and our technical services business. The increase in science and technology revenues was largely attributable to work on a new scientific satellite contract begun during 2002. The decline in revenues from our geosynchronous satellite product line was primarily attributable to lower revenues on a satellite built for PanAmSat Corporation that was launched in April 2003 and the absence in 2003 of revenues from the N-STARc satellite that was completed in mid-2002. This decline in revenues was offset partially by increased revenue on the BSAT-2c satellite that was successfully launched during the second quarter of 2003 in addition to revenues in 2003 from the TELKOM satellite mentioned above.

     Operating income increased in the second quarter of 2003 as compared to the same quarter in 2002 largely as a result of improved operating results in the geosynchronous satellite product line primarily attributable to the revenue growth discussed above and the absence in 2003 of losses from the N-STARc satellite that was launched in mid-2002. Operating profit was also boosted by certain performance incentives recorded in the second quarter of 2003 associated with the BSAT-2c satellite. The operating margin (as a percentage of revenues) improved to 5% in the second quarter of 2003 as compared to less than 1% for the same quarter last year.

     Operating income increased in the first six months of 2003 as compared to the same period in 2002 largely as a result of the same factors described above for the quarterly operating results. Operating income also included two significant largely offsetting transactions. First, we recorded a $2.8 million charge to accrue an additional loss on the OrbView-3 satellite contract. Second, during the first quarter of 2003 we received a $2.0 million fee associated with the cancellation of a commercial geosynchronous satellite contract. The contract was executed in early 2002, and the customer cancelled the contract in March 2003 as a result of changes to the customer’s internal plans and strategy prior to the commencement of any work on this satellite. The operating margin in this segment (as a percentage of revenues) improved to 5% in the first six months of 2003 as compared to less than 1% for the same period last year.

     Electronic Systems — Revenues and operating income from our electronic systems segment decreased in the second quarter and first six months of 2003 as compared to the same periods in 2002 primarily due to significant increases to the estimated costs to complete several transportation management systems contracts, resulting in an approximately $5.0 million decrease in revenues and operating income in the second quarter and first six months of 2003. The growth in the estimated costs to complete contracts was largely due to increased anticipated costs associated with development, testing, and implementation of software. The second quarter of 2003 was also negatively impacted by inventory-related charges totaling $1.4 million.

     Corporate and Other — Corporate and other revenues are comprised solely of the elimination of intercompany revenues.

     Corporate and other operating results in the second quarter and first six months of 2003 are comprised solely of charges totaling $3.5 million and $4.5 million, respectively, under a settlement agreement with ORBIMAGE. These charges consist of $1.0 million in expected delay-related settlement charges recorded in each of the first and second quarters of 2003 and a $2.5 million settlement payment made to ORBIMAGE in the second quarter of 2003.

Backlog

     Our firm backlog was approximately $640 million at June 30, 2003 and approximately $820 million at December 31, 2002. Approximately $260 million of the June 30, 2003 firm backlog is expected to be recognized as revenue during the remainder of 2003. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees. Total backlog was approximately $2.57 billion at June 30, 2003 and approximately $2.46 billion at December 31, 2002. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at June 30, 2003 does not give effect to new orders received or any terminations or cancellations since that date.

Liquidity and Capital Resources

     Cash Flows from Operating Activities — Cash flow from operations in the first six months of 2003 was $31.7 million, as compared to a negative $22.6 million in cash flow from operations in the first six months of 2002. The net cash provided by operating activities in the first six months of 2003 included a $32.9 million reduction in receivables offset partially by a $12.1 million reduction in deferred revenues. Cash used in operations in the first six months of 2002 included a reduction in accounts payable, largely attributable to the payment of approximately $50 million related to a vendor financing obligation paid during the period.

     Cash Flows from Investing Activities — Our investing activities used $4.2 million and $8.7 million in the first six months of 2003 and 2002, respectively, for capital expenditures.

     Cash Flows from Financing Activities — Our financing activities used $1.0 million to pay long-term debt obligations and provided $1.8 million from issuances of common stock during the first six months of 2003. Financing activities provided $25.4 million in the first six months of 2002, consisting of $22.4 million in net proceeds from debt borrowings and $5.8 million from issuances of common stock, less $2.8 million in principal payments on long-term debt.

     On July 10, 2003, we closed two financing transactions. In the first transaction, we issued $135 million of 9% Senior Notes due 2011 pursuant to a private placement transaction. The senior notes are unsecured. Interest on the senior notes is payable semi-annually each January 15 and July 15, starting in 2004. During the third quarter of 2003, we plan to use the net proceeds from this offering, together with approximately $13.6 million of available cash on hand, to repurchase or redeem all of our outstanding $135 million 12% Second Priority Secured Notes due 2006. Upon repurchase or redemption of all the outstanding 2002 Notes during the third quarter of 2003, the company estimates it will record approximately $39 million of debt extinguishment expenses, including accelerated amortization of unamortized debt discount ($20.7 million as of June 30, 2003) and debt issuance costs ($10.1 million as of June 30, 2003).

     In the second transaction, we replaced our existing $35 million revolving line of credit with a new four-year, $50 million revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger in a syndicated line of credit. The Revolver bears interest at rates ranging from 2.25% to 3.0% over LIBOR (for LIBOR loans) or from 0.75% to 1.5% over a base rate related to the prime rate (for base rate loans), varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. It also permits us to reserve up to $40 million of the facility for letters of credit, foreign exchange contracts or other arrangements.

     The new senior notes and the Revolver contain covenants limiting our ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition on the payment of cash dividends. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, minimum cash balance, fixed charge coverage and consolidated net worth.

     In August 2001, we issued warrants in connection with the settlement of a class action lawsuit. The warrants are exercisable for up to 4,631,121 shares of common stock at an exercise price of $4.82 per share, for a period of three years from the date of their issuance. During the quarter ended June 30, 2003, a total of 9,878 common shares were purchased through the exercise of a like number of these warrants. As of June 30, 2003, a total of 4,592,137 of these warrants were outstanding.

     Available Cash and Future Funding — At June 30, 2003, we had $71.8 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under current financing arrangements will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders, or late delivery or failure of launch vehicle, satellite products or transportation management systems products could adversely affect our liquidity and results of operations.

     Letters of Credit and Performance Bonds — Occasionally, certain contracts require us to post performance bonds or letters of credit supporting our performance and refund obligations under the contracts. We had $25.0 million of standby letters of credit outstanding at June 30, 2003, of which $10.1 million was collateralized by our restricted cash and cash equivalents and $14.9 million was issued under our then-existing revolving line of credit. If circumstances were to arise in the future whereby we were unable to issue performance bonds or letters of credit in accordance with our contractual requirements, the customer might be entitled to withhold future payments or terminate its contract with us and this could result in charges or other adverse effects on our financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2003 we had total receivables of approximately $2.3 million denominated in Japanese yen and $2.2 million denominated in Singapore dollars whose book values approximated their fair values. We are subject to market risk to the extent that future fluctuations in foreign currency exchange rates impact these receivables.

     We enter into forward exchange contracts to hedge against foreign currency fluctuations on other specific receivables denominated in Japanese yen. At June 30, 2003 the company had foreign currency forward exchange contracts to sell a total of 499.3 million Japanese yen for $4.1 million. The market value of these contracts was approximately a $47,000 loss as of June 30, 2003. These foreign currency forward exchange contracts are designated as effective hedges of the related receivables.

     We have an unfunded deferred compensation plan for senior managers and executive officers, with a total liability balance of $4.3 million at June 30, 2003. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

ITEM 4.  CONTROLS AND PROCEDURES

     The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that the company files under the Exchange Act is accumulated and communicated to management, including the company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any significant actions regarding any deficiencies.

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

On June 26, 2003, we launched the OrbView-3 satellite for Orbital Imaging Corporation and paid $2.5 million pursuant to the terms of our settlement agreement with ORBIMAGE and ORBIMAGE’s Official Committee of Unsecured Creditors. Accordingly, all claims, including those brought by ORBIMAGE against us and two of our officers/directors named in a lawsuit filed in July 2002 in the U. S. Bankruptcy Court for the Eastern District of Virginia have been released.

We are party to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or proceedings will have a material adverse effect on our results of operations or financial condition.

ITEM 2.   CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

(a)	The annual meeting of stockholders of the Company was held on April 29, 2003.

(b)	Not applicable.

(c)	(i) Election of four directors, each serving for a three-year term ending in 2006:

Robert M. Hanisee
Votes:	For:	37,930,891
	Withheld:	1,622,718
Harrison H. Schmitt
Votes:	For:	37,859,502
	Withheld:	1,694,107
James R. Thompson
Votes:	For:	37,916,285
	Withheld:	1,637,324
Scott L. Webster
Votes:	For:	37,889,340
	Withheld:	1,664,269

Directors whose terms expire in 2004:

Lennard A. Fisk Garrett E. Pierce David W. Thompson Edward F. Crawley

Directors whose terms expire in 2005:

Daniel J. Fink Robert J. Hermann Janice I. Obuchowski Frank L. Salizzoni

(ii)	To approve the adoption of an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 shares to 200,000,000 shares.

For:	35,731,848
Against:	3,668,954
Abstain:	152,807

(iii)	To approve an increase in the number of shares of common stock authorized to be issued under the Orbital Sciences Corporation

1999 Employee Stock Purchase Plan from 3,000,000 shares to 4,500,000 shares.

For:	37,913,278
Against:	1,494,853
Abstain:	145,478

ITEM 5.  OTHER INFORMATION

                 Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — A complete listing of exhibits required is given in the Exhibit Index.

(b)	Reports on Form 8-K.

On April 24, 2003, the company filed a Current Report on Form 8-K, dated April 24, 2003, disclosing under Items 7 and 9 that it announced its consolidated financial results for the first quarter ended March 31, 2003.

On June 27, 2003, the company filed a Current Report on Form 8-K, dated June 23, 2003, disclosing under Item 5 that the company announced that it intended, subject to market conditions, to offer for sale $135 million of senior unsecured notes due 2011 pursuant to Rule 144A of the Securities Act of 1933, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: July 30, 2003	By:	/s/ David W. Thompson David W. Thompson Chairman and Chief Executive Officer

DATED: July 30, 2003	By:	/s/ Garrett E. Pierce Garrett E. Pierce Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	By-Laws of Orbital Sciences Corporation, as amended on July 27, 1995 (incorporated by reference to Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Quarterly report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (transmitted herewith).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Report on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.3	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as warrant agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 27, 2002).

4.5	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 27, 2002).

4.6	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit

Exhibit No.	Description

4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

4.7	Warrant Agreement dated as of January 16, 2001 between Orbital Sciences Corporation and Fleet National Bank, as Warrant Agent (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A filed on August 31, 2001).

4.8	Form of Warrant Certificate (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A filed on August 31, 2001).

4.9	Rights Agreement dated as of October 22, 1998 between the company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.10	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

4.11	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2003).

4.12	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2to our Current Report on Form 8-K filed on July 18, 2003).

99.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section

Exhibit No.	Description

1350) (transmitted herewith).

99.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

99.3	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

99.4	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).