Form 10-Q
period 2003-09-30
ORBITAL SCIENCES CORP /DE/
filed 2003-10-27
CIK 820736

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

          As of October 21, 2003, 47,954,357 shares of the registrant’s Common Stock were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,419	$43,440
Restricted cash and cash equivalents	19,252	10,301
Receivables, net	116,587	135,176
Inventories, net	13,843	17,136
Other current assets	4,692	8,764

Total current assets	207,793	214,817

Property, plant and equipment, net	82,553	88,751
Goodwill	95,293	95,293
Other non-current assets	14,146	17,449

Total assets	$399,785	$416,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,881	$1,854
Accounts payable and accrued expenses	96,437	92,519
Deferred revenues	6,421	28,094

Total current liabilities	104,739	122,467

Long-term obligations, net of current portion	138,141	114,833
Other non-current liabilities	3,172	3,856
Allocated losses of affiliate in excess of cost of investment	40,586	40,586
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 47,783,528 and 45,610,621 shares outstanding, respectively	478	456
Additional paid-in capital	589,746	579,285
Deferred compensation	(841)	(353)
Accumulated deficit	(476,236)	(444,820)

Total stockholders’ equity	113,147	134,568

Total liabilities and stockholders’ equity	$399,785	$416,310

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	For the Quarters Ended
	September 30,

	2003	2002

Revenues	$128,629	$134,833
Costs of goods sold	101,736	113,777

Gross profit	26,893	21,056
Research and development expenses	2,332	1,365
Selling, general and administrative expenses	14,250	13,855
Settlement expense	(913)	—

Income from operations	11,224	5,836
Interest expense	(3,544)	(5,650)
Other income, net	931	574
Debt extinguishment expense	(38,836)	—

Income (loss) before provision for income taxes	(30,225)	760
Provision for income taxes	—	—

Income (loss) from continuing operations	(30,225)	760
Income from discontinued operations	—	875

Net income (loss)	$(30,225)	$1,635

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.64)	$0.02
Income from discontinued operations	—	0.02

Net income (loss)	$(0.64)	$0.04

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	For the Nine Months Ended
	September 30,

	2003	2002

Revenues	$423,710	$390,980
Costs of goods sold	349,089	329,219

Gross profit	74,621	61,761
Research and development expenses	5,230	3,021
Selling, general and administrative expenses	43,743	40,461
Settlement expense	3,587	—

Income from operations	22,061	18,279
Interest expense	(15,768)	(11,430)
Other income, net	1,127	1,664
Debt extinguishment expense	(38,836)	—

Income (loss) before provision for income taxes	(31,416)	8,513
Provision for income taxes	—	—

Income (loss) from continuing operations before cumulative effect of change in accounting	(31,416)	8,513
Income from discontinued operations	—	875
Cumulative effect of change in accounting	—	(13,795)

Net loss	$(31,416)	$(4,407)

Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting	$(0.68)	$0.20
Income from discontinued operations	—	0.02
Cumulative effect of change in accounting	—	(0.32)

Net loss	$(0.68)	$(0.10)

Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting	$(0.68)	$0.19
Income from discontinued operations	—	0.02
Cumulative effect of change in accounting	—	(0.31)

Net loss	$(0.68)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,

	2003	2002

Cash Flows From Operating Activities:
Income (loss) from continuing operations before cumulative effect of change in accounting	$(31,416)	$8,513
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	11,721	11,146
Amortization of debt issuance costs and debt discount	3,837	2,752
Stock-based compensation and contributions to defined contribution plan	6,811	3,267
Debt extinguishment expense	38,836	—
Changes in assets and liabilities and other	3,403	(52,046)

Net cash provided by (used in) operating activities	33,192	(26,368)

Cash Flows From Investing Activities:
Capital expenditures	(5,351)	(11,810)
Escrow proceeds related to former business disposition	3,000	1,000
Increase in cash restricted for letters of credit	(9,016)	—

Net cash used in investing activities	(11,367)	(10,810)

Cash Flows From Financing Activities:
Principal payments on long-term obligations	(144,355)	(128,261)
Net proceeds from issuances of long-term obligations	129,046	145,797
Net proceeds from issuances of common stock	3,463	6,957

Net cash provided by (used in) financing activities	(11,846)	24,493

Net increase (decrease) in cash and cash equivalents	9,979	(12,685)
Cash and cash equivalents, beginning of period	43,440	63,215

Cash and cash equivalents, end of period	$53,419	$50,530

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
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

     Operating results for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

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

     In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued. SFAS No. 148 amended Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 related to disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated below.

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

     The company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for the quarterly and nine-month periods ended September 30, 2003 and 2002 are summarized as follows:

	Quarters Ended September 30,

	2003	2002

Additional shares authorized for grant at September 30	1,455,181	2,555,616
Volatility	66%	67%
Risk-free interest rate	2.44%	3.93%
Weighted-average fair value per option at grant date	$4.83	$2.44
Expected dividend yield	—	—
Average expected life of options (years)	4.5	4.5

	Nine Months Ended
	September 30,

	2003	2002

Additional shares authorized for grant at September 30	1,455,181	2,555,616
Volatility	66%	67%
Risk-free interest rate	1.69%	3.01%
Weighted-average fair value per option at grant date	$3.35	$2.86
Expected dividend yield	—	—
Average expected life of options (years)	4.5	4.5

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Quarters Ended September 30,

	2003	2002

Net income (loss), as reported	$(30,225)	$1,635
Deduct: Net stock-based employee compensation expense determined under fair-value-based method	(1,374)	(913)

Pro forma net income (loss)	$(31,599)	$722

Earnings (loss) per share:
Basic—as reported	$(0.64)	$0.04
Basic—pro forma	$(0.67)	$0.02
Diluted—as reported	$(0.64)	$0.04
Diluted—pro forma	$(0.67)	$0.02

	Nine Months Ended September 30,

	2003	2002

Net loss, as reported	$(31,416)	$(4,407)
Deduct: Net stock-based employee compensation expense determined under fair-value-based method	(3,184)	(3,398)

Pro forma net loss	$(34,600)	$(7,805)

Earnings (loss) per share:
Basic—as reported	$(0.68)	$(0.10)
Basic—pro forma	$(0.74)	$(0.18)
Diluted—as reported	$(0.68)	$(0.10)
Diluted—pro forma	$(0.74)	$(0.17)

     Pro forma net income (loss) reflects only options granted through September 30, 2003 and, therefore, may not be representative of the effects for future periods.

(4)	Industry Segment Information

     Orbital’s space-related products and services are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems and (iii) electronic systems. Reportable segments are generally organized based upon product lines. “Corporate and other” includes the elimination of intercompany revenues and certain corporate office general and administrative expenses that have not been attributed to a particular segment.

     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Intersegment sales of $1.9 million and $0.9 million were recorded in the quarters ended September 30, 2003 and 2002, respectively. Intersegment sales of $5.1 million and $2.6 million were recorded in the nine months ended September 30, 2003 and 2002, respectively.

     The following table presents operating information for the quarters and nine months ended September 30, 2003 and 2002 and identifiable assets at September 30, 2003 and December 31, 2002 by reportable segment (in thousands).

	Quarters Ended September 30,			Nine Months Ended September 30,

	2003	2002		2003	2002

Launch Vehicles and Advanced Programs:
Revenues	$78,368	$69,736		$244,073	$178,206
Operating income	7,482	7,417		25,261	17,299
Identifiable assets	108,673	131,863	(1)	108,673	131,863	(1)
Capital expenditures	418	1,041		2,546	3,283
Depreciation and amortization	1,326	1,347		4,251	4,209
Satellites and Related Space Systems:
Revenues	$40,471	$53,209		$157,860	$170,556
Operating income	2,768	1,360		8,619	1,652
Identifiable assets	132,073	137,644	(1)	132,073	137,644	(1)
Capital expenditures	673	770		1,417	5,843
Depreciation and amortization	1,433	1,283		4,301	3,699
Electronic Systems:
Revenues	$11,642	$12,775		$26,846	$44,817
Operating income (loss)	359	(2,941)		(7,934)	(72)
Identifiable assets	40,652	43,312	(1)	40,652	43,312	(1)
Capital expenditures	34	187		238	529
Depreciation and amortization	207	200		600	601
Corporate and Other:
Revenues	$(1,852)	$(887)		$(5,069)	$(2,599)
Operating income (loss)	615	—		(3,885)	(600)
Identifiable assets	118,387	103,491	(1)	118,387	103,491	(1)
Capital expenditures	59	1,080		1,150	2,155
Depreciation and amortization	821	831		2,569	2,637
Consolidated:
Revenues	$128,629	$134,833		$423,710	$390,980
Operating income	11,224	5,836		22,061	18,279
Identifiable assets	399,785	416,310	(1)	399,785	416,310	(1)
Capital expenditures	1,184	3,078		5,351	11,810
Depreciation and amortization	3,787	3,661		11,721	11,146

(1)As of December 31, 2002

(5)	Receivables

     Receivables consisted of the following (in thousands):

	September 30, 2003	December 31, 2002

Billed	$24,927	$76,148
Unbilled	92,464	61,114
Allowance for doubtful accounts	(804)	(2,086)

Total	$116,587	$135,176

(6)	Inventories

     Inventories consisted of the following (in thousands):

	September 30, 2003	December 31, 2002

Components and raw materials	$12,614	$9,772
Work-in-process	4,125	10,597
Allowance for inventory obsolescence	(2,896)	(3,233)

Total	$13,843	$17,136

(7)	Warranties

     The company occasionally assumes warranty obligations in connection with certain contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. During the quarter and nine months ended September 30, 2003, activity in the warranty liability consisted of the following (in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Balance at beginning of period	$4,768	$4,554
Accruals during the period	372	1,298
Charges incurred during the period	(227)	(939)

Balance at end of period	$4,913	$4,913

(8)	Interest Expense

     Interest expense consisted of the following (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest	$3,334	$3,613	$11,931	$8,678
Amortization of debt issuance costs	210	1,620	1,622	2,335
Amortization of debt discount on second priority secured notes	—	417	2,215	417

Total	$3,544	$5,650	$15,768	$11,430

(9)	Earnings (Loss) Per Share

     In periods of losses from operations, such as the quarter and nine months ended September 30, 2003, diluted per-share losses are the same as basic per-share losses. The weighted average number of outstanding shares used to compute per-share amounts in the quarter and nine months ended September 30, 2003 were 47,377,000 and 46,512,000, respectively.

     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the quarter and nine months ended September 30, 2002 (in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Weighted average of outstanding shares for basic EPS	44,923	43,396
Dilutive effect of outstanding stock options and warrants	451	1,436

Shares for diluted EPS	45,374	44,832

     In the quarter and nine months ended September 30, 2003, weighted average shares outstanding excluded the anti-dilutive effect of 7.7 million stock options and 21.1 million warrants. In the quarter and nine months ended September 30, 2002, diluted weighted average shares outstanding excluded the anti-dilutive effect of 7.7 million stock options and the company’s then-outstanding $100.0 million 5% subordinated convertible notes due October 1, 2002. The $100.0 million convertible notes were convertible at a price of $28.00 per share. If the company had reported income from continuing operations in the quarter and nine months ended September 30, 2003, the number of shares, assuming the dilutive impact of outstanding stock warrants and options, would have been approximately 60.0 million and 55.9 million, respectively.

(10)	Comprehensive Income (Loss)

     Comprehensive income (loss) in the quarterly and nine-month periods ended September 30, 2003 and 2002 was equal to net income (loss). Accumulated other comprehensive income (loss) as of September 30, 2003 and December 31, 2002 was $0.

(11)	Investment in ORBIMAGE

     The company uses the equity method of accounting for its ownership interest in Orbital Imaging Corporation (“ORBIMAGE”). Through June 30, 2001, the company recognized 100% of ORBIMAGE’s losses, including preferred stock dividends, in accordance with Accounting Principles Board No. 18 (“APB 18”). The company ceased recognizing ORBIMAGE losses as of July 1, 2001. As of September 30, 2003 and December 31, 2002, the recognized losses exceeded the company’s investment in ORBIMAGE by $40.6 million and such amount is reported as “allocated losses of affiliate in excess of cost of investment” on the accompanying condensed consolidated balance sheet. The disposition of the $40.6 million balance is dependent upon the future of ORBIMAGE as an entity, and could include, among other outcomes, a full or partial reversal of this balance from future earnings of ORBIMAGE.

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

     Under a fixed-price procurement agreement between Orbital and ORBIMAGE, Orbital has produced and launched ORBIMAGE’s satellites, including the OrbView-3 satellite and related launch vehicle and ground segment. On June 26, 2003, the OrbView-3 satellite was successfully launched. Since the third quarter of 2000, Orbital has been accounting for its contract with ORBIMAGE using the completed contract method. The accruals for the estimated costs to complete the ORBIMAGE contract were $1.7 million and $6.7 million as of September 30, 2003 and December 31, 2002, respectively, and are included in accounts payable and accrued expenses. All amounts due from ORBIMAGE have been fully reserved.

(12)	Debt

     On July 10, 2003, the company issued $135 million of 9% unsecured Senior Notes due 2011. Interest on the senior notes is payable semi-annually each January 15 and July 15, starting in 2004. During the third quarter of 2003, the company used the net proceeds from this offering, together with available cash on hand, to repurchase or redeem all of the company’s outstanding $135 million 12% Second Priority Secured Notes due 2006 that were issued in August 2002 (“2002 Notes”).

     Also on July 10, 2003, the company replaced its existing $35 million revolving line of credit with a new four-year, $50 million revolving credit facility (the “Revolver”). The Revolver bears interest at rates ranging from 2.25% to 3.0% over LIBOR (for LIBOR loans) or from 0.75% to 1.5% over a base rate related to the prime rate (for base rate loans), varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver permits the company to borrow up to $50 million, subject to a limitation based on the company’s billed and unbilled receivables. As of September 30, 2003, $49 million was available for borrowing. The Revolver also permits the company to reserve up to $40 million of the facility for letters of credit, foreign exchange contracts or other arrangements. At September 30, 2003, approximately $6 million of the amount available for borrowing was reserved under letters of credit, and $43 million of the Revolver was available for borrowing. As of September 30, 2003, there were no borrowings under the Revolver.

     The company recorded $38.8 million in debt extinguishment expenses during the third quarter of 2003 associated with these two July 2003 transactions. The debt extinguishment expense consisted of $20.7 million in accelerated amortization of debt discount on the 2002

Notes, $10.1 million in accelerated amortization of debt issuance costs, and $8.0 million in prepayment premiums and other expenses.

     The new senior notes and the Revolver contain covenants limiting the company’s ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition on the payment of cash dividends. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, minimum cash balance, fixed charge coverage and consolidated net worth. As of September 30, 2003, the company was in compliance with the covenants contained in the Revolver.

     During the third quarter of 2003, the company entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50 million, whereby the company will receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.41% at September 30, 2003. This arrangement has been designated an effective fair value hedge of $50 million of the company’s 9% Senior Notes due 2011. As of September 30, 2003, the fair value of the interest rate swap was $1.8 million, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50 million of the 9% Senior Notes.

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

Litigation

     In 2002, the company and Raytheon Company were named as co-defendants in an action arising under an agreement for the acquisition of certain patent rights and the payment of royalties on sales of certain specified vehicle tracking products. The plaintiff had alleged claims for damages ranging from $18 million to $41 million. In October 2003, the judge dismissed Orbital from the case during the summary judgment process. Raytheon remains the sole defendant in the case, and the trial started on October 20, 2003. The company believes that it has no further liability arising out of the outcome of this case.

     During the third quarter of 2003, the company settled an action it had brought against certain of its insurers seeking reimbursement for defense and settlement costs the company had incurred several years ago defending a breach of contract lawsuit. Proceeds to Orbital under the settlement are $1.8 million, of which $0.9 million was recorded during the third quarter of 2003 as a reduction of settlement expense and $0.9 million was recorded as a reduction of previously recorded general and administrative expenses.

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

     As part of the settlement, Orbital paid delay penalties of $16,429 per day after April 30, 2003 until the launch date. In addition, Orbital was required to pay $16,429 per day for each day beyond July 31, 2003 required to complete post-launch checkout of the OrbView-3 satellite. The delay penalties are capped at $5.0 million in the aggregate and are subject to various exceptions for force majeure and commercial reasonableness. Orbital believes that in mid-October 2003, it completed its obligations under the Settlement Agreement with respect to checking out the OrbView-3 system and is no longer required to pay additional checkout delay penalties. ORBIMAGE disagrees, and the dispute is subject to a fast-track dispute resolution provided for in the Settlement Agreement. If the dispute is not resolved in Orbital’s favor, then the Settlement Agreement provides for Orbital to continue to pay checkout delay penalties until (i) ORBIMAGE accepts the system, (ii) Orbital has used commercially reasonable efforts to check out the system (and, if disputed by ORBIMAGE, the dispute is resolved in Orbital’s favor) or (iii) the cap described above is reached. During the first half of 2003, the company recorded a total of $2.0 million to accrue for expected delay-related settlement charges. The final amount of these charges may differ depending upon the actual duration of the checkout. These charges, together with the $2.5 million payment discussed above, are reported on a separate line item on the accompanying condensed consolidated statements of operations.

     Under the Settlement Agreement, in the event ORBIMAGE reorganizes or liquidates pursuant to a plan that is consistent with the Settlement Agreement, Orbital will be entitled to receive new notes equal to $2.5 million ranking pari passu with other senior or secured debt issued, if any, to its current bondholders by ORBIMAGE. Otherwise, Orbital will have an allowed non- subordinated claim in such amount which (1) in the event of a plan of liquidation consistent with the Settlement Agreement, will be treated in the same manner as the treatment of the current ORBIMAGE bondholders and (2) in other circumstances, will have priority in right of payment over the current bondholders and other general unsecured creditors. The Settlement Agreement also provides that a plan of reorganization or liquidating plan will provide for third party releases of Orbital and the two officer/directors of Orbital named as defendants, to the extent permitted by law.

Other Contingencies

     The company suspended work and revenue recognition on a transportation management systems contract as a result of the customer’s inability to provide equipment necessary to complete the contract. The company is negotiating revisions to the scope and terms of the contract. As of September 30, 2003, the company’s balance sheet includes total receivables and work-in-process inventory of approximately $3.0 million related to this contract. Although the company believes that these assets are realizable, there can be no assurance that the final outcome of the negotiations will not impact the realizability of the assets.

Financial Guarantees

     Occasionally, certain contracts require the company to post performance bonds or letters of credit supporting Orbital’s performance and refund obligations under the contracts. Orbital had $24.7 million of standby letters of credit outstanding at September 30, 2003, of which $18.7 million were collateralized by restricted cash and cash equivalents and $6.0 million were issued under the Revolver. If circumstances were to arise in the future whereby the company were unable to issue performance bonds or letters of credit in accordance with its contractual requirements, the customer might be entitled to withhold future payments or terminate its contract with the company and this could result in charges or other adverse effects on the company’s financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2003 and 2002,” “Segment Results,” “Liquidity and Capital Resources” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K/A for the year ended December 31, 2002, may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

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

Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2003 and 2002

     Revenues - We reported third quarter 2003 revenues of $128.6 million, a 5% decrease compared to $134.8 million in the same quarter of 2002. The revenue decrease was primarily driven by a $12.7 million reduction in satellites and related space systems revenues and a $1.2 million reduction in electronic systems revenues, partially offset by an $8.7 million increase in launch vehicle and advanced programs revenues.

     In the first nine months of 2003, we reported revenues of $423.7 million, an 8% increase compared to $391.0 million in the same period of 2002. The revenue increase was primarily driven by a $65.9 million increase in launch vehicle and advanced programs revenues, offset partially by a $12.7 million reduction in satellites and related space systems revenues and an $18.0 million reduction in electronic systems revenues.

     Gross Profit - Our consolidated gross profit was $26.9 million and $21.1 million, or approximately 21% and 16% of revenues, in the third quarters of 2003 and 2002, respectively. Gross profit in the third quarter of 2003, as compared to the same period in 2002, increased $3.2 million in the launch vehicles and advanced programs segment, increased $3.8 million in the electronic systems segment and decreased $1.2 million in the satellites and related space systems segment. The increase in gross profit in our launch vehicles and advanced systems segment was largely attributable to increased revenues and profit in our space launch vehicle product line and a favorable profit adjustment on the close-out of a contract. The increase in gross profit in our electronic systems segment was largely attributable to the absence of charges in 2003 that we recorded in the third quarter of 2002 on certain contracts.

     Consolidated gross profit was $74.6 million and $61.8 million, or approximately 18% and 16% of revenues, in the first nine months of 2003 and 2002, respectively. Gross profit in the first nine months of 2003, as compared to the same period in 2002, increased $14.7 million in our launch vehicles and advanced programs segment, increased $5.8 million in our satellites and related space systems segment and decreased $7.7 million in our electronic systems segment. The increase in gross profit in our launch vehicles and advanced systems segment was largely attributable to increased revenues and profit in our space launch vehicle product line and our Orbital Boost Vehicle (OBV) missile defense interceptor program. The increase in gross profit in our satellites and related space systems segment was largely attributable to increased gross profit from our geosynchronous satellite product line. The decrease in gross profit in our electronic systems segment was largely attributable to significant increases in the first half of 2003 in the estimated costs to complete a number of contracts. Under percentage-of-completion accounting for long-term fixed-price contracts, the increased estimates of future costs reduce current revenues and profit recognition because higher future costs mean less progress has been achieved currently toward completion of the contracts. The lower level of progress toward completion of the contracts results in a smaller portion of the total revenues and profits on contracts that are earned and recorded currently.

     Research and Development Expenses - Research and development expenses were $2.3 million and $1.4 million in the third quarters of 2003 and 2002, respectively, and $5.2 million and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively. These expenses related primarily to the development of improved launch vehicles and satellites.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $14.3 million and $13.9 million in the third quarters of 2003 and 2002, respectively, and $43.7 million and $40.5 million for the nine months ended September 30, 2003 and 2002, respectively. These increases in selling, general and administrative expenses in the third quarter and first nine months of 2003 as compared to the same periods in 2002 were largely due to higher general support costs in connection with our OBV missile defense interceptor program, in addition to increased bid and proposal activity in our satellites and related space systems segment.

     Settlement Expense - In the first half of 2003, we recorded expenses of $4.5 million in connection with our settlement agreement with Orbital Imaging Corporation (“ORBIMAGE”). As part of the settlement, we made a $2.5 million payment to ORBIMAGE in the second quarter of 2003. In addition, we paid delay penalties of $16,429 per day after April 30, 2003 until the launch of the OrbView-3 satellite on June 26, 2003. Furthermore, we were required to pay $16,429 per day for each day beyond July 31, 2003 required to complete post-launch checkout of the OrbView-3 satellite. The delay penalties are capped at $5.0 million in the aggregate and are subject to various exceptions for force majeure and commercial reasonableness. During the first half of 2003, we accrued a total of $2.0 million for expected delay-related settlement charges. The final amount of these charges may differ depending upon the actual duration of the checkout.

     During the third quarter of 2003, we settled an action we had brought against certain of our insurers seeking reimbursement for defense and settlement costs the company had incurred several years ago defending a breach of contract lawsuit. Proceeds to us under the settlement are $1.8 million, of which $0.9 million was recorded as a reduction of settlement expense and $0.9 million was recorded as a reduction of previously recorded general and administrative expenses during the third quarter of 2003 .

     Interest Expense - Interest expense was $3.5 million and $5.7 million for the third quarters of 2003 and 2002, respectively, and $15.8 million and $11.4 million for the nine months ended September 30, 2003 and 2002, respectively. Interest expense decreased in the third quarter of 2003 as compared to the third quarter of 2002 primarily as a result of lower interest rates on our borrowings and decreased amortization of debt discount and debt issuance costs resulting from our debt refinancing in July 2003, as further described in “Liquidity and Capital Resources” below. Interest expense increased in the first nine months of 2003 as compared to the same periods of 2002 primarily because during the first eight months of 2002 we incurred lower interest on our 5% convertible notes that were refinanced with higher rate debt in August 2002.

     Debt Extinguishment Expense - We recorded $38.8 million in debt extinguishment expenses during the third quarter of 2003 associated with our debt refinancing in July 2003, as further described in “Liquidity and Capital Resources.” The debt extinguishment expense consisted of $20.7 million in accelerated amortization of debt discount on our previously outstanding 2002 Notes, $10.1 million in accelerated amortization of debt issuance costs, and $8.0 million in prepayment premiums and other expenses.

     Income Taxes - We did not record an income tax benefit in the third quarter and first nine months of 2003 because such benefit could not be reasonably assured from future operating results. We did not record an income tax expense in the third quarter and first nine months of 2002 due to the availability of net operating loss carry forwards.

     Cumulative Effect of Change in Accounting - In connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded a $13.8 million impairment loss to write off all of the goodwill in our electronic systems segment during the first quarter of 2002 as a cumulative effect of change in accounting.

     Net Income (Loss) - Our consolidated net loss for the third quarter of 2003 was $30.2 million, compared to net income of $1.6 million in the third quarter of 2002. Our consolidated net loss for the first nine months of 2003 and 2002 was $31.4 million and $4.4 million, respectively.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Launch Vehicles and Advanced Programs	$78,368	$69,736	$244,073	$178,206
Satellites and Related Space Systems	40,471	53,209	157,860	170,556
Electronic Systems	11,642	12,775	26,846	44,817
Corporate and Other	(1,852)	(887)	(5,069)	(2,599)

Total	$128,629	$134,833	$423,710	$390,980

Income (Loss) from Operations:
Launch Vehicles and Advanced Programs	$7,482	$7,417	$25,261	$17,299
Satellites and Related Space Systems	2,768	1,360	8,619	1,652
Electronic Systems	359	(2,941)	(7,934)	(72)
Corporate and Other	615	—	(3,885)	(600)

Total	$11,224	$5,836	$22,061	$18,279

     Launch Vehicles and Advanced Programs - Revenues in this segment increased by approximately 12% in the third quarter of 2003 as compared to the same quarter of 2002 primarily as a result of increased revenues in our space launch vehicle product line, largely due to increased Pegasus launch vehicle activity. We completed one successful Pegasus launch during the third quarter of 2003 compared to no Pegasus launches in the same quarter of 2002. We performed significant work on a new contract for a Pegasus launch vehicle begun in the first quarter of 2003. In the first half of 2003 we also began work on a contract to build three Minotaur space launch vehicles for the U.S. Department of Defense. These increases were offset partially by decreased revenues in our suborbital rocket product line and the Orbital Boost Vehicle (OBV) missile defense interceptor program. We are developing and manufacturing interceptor boost vehicles for the U.S. Missile Defense Agency’s Ground-based Midcourse Defense system under a contract with The Boeing Company. During the first quarter of 2003, we successfully launched the first prototype of the OBV interceptor. During the third quarter of 2003, we successfully launched the second OBV interceptor. The OBV program accounted for approximately 40% of total segment revenue in the third quarter of 2003.

     Revenues increased by approximately 37% in the first nine months of 2003 as compared to the same period of 2002 as a result of significantly increased revenues in the OBV missile defense interceptor program. The OBV program accounted for almost 50% of total segment revenues in the first nine months of 2003. Our space launch vehicle product line also contributed to the increase in year-to-date revenues, largely due to increased Pegasus launch vehicle activity, and work on the Minotaur contract discussed above. We completed four successful Pegasus launches during the first nine months of 2003 compared to one Pegasus launch in the same period of 2002. In 2003 we have performed significant work on the new Pegasus launch vehicle contract begun in the first quarter of 2003. These revenue increases in our OBV missile defense interceptor and space launch vehicle programs were offset partially by decreased revenues in our suborbital rocket product line, which had one launch in the first nine months of 2003 as compared to six launches in the same period of 2002.

     Operating income in this segment remained relatively constant in the third quarter of 2003 compared to the third quarter of 2002, primarily due to growth in operating profit contributed by our Pegasus space launch vehicle product line, offset by decreased operating profit from our suborbital rocket product line. The largest component of this segment’s third quarter operating income was attributable to the OBV missile defense interceptor program. Operating results for the third quarter of 2003 also included a $1.0 million adjustment to write off unrecoverable inventory costs, which was offset by a favorable contract profit adjustment in connection with the close-out of a contract in our advanced programs unit. The operating margin as a percentage of revenues was 10% in the third quarter of 2003 as compared to 11% for the same quarter last year.

     Operating income increased by approximately 46% in the first nine months of 2003 as compared to the same period of 2002 primarily due to the increased profits from the OBV missile defense interceptor program and our space launch vehicle product line. Operating income from the OBV missile defense interceptor program accounted for approximately half of the total operating profit in this segment in the nine months ended September 30, 2003. The increase in operating income in our space launch vehicle product line for the first nine months of 2003 versus 2002 was largely attributable to increased operating income from Pegasus launch vehicle programs. The operating margin (as a percentage of revenues) was 10% in the first nine months of both 2003 and 2002.

     Satellites and Related Space Systems - Revenues from satellites and related space systems decreased by approximately 24% in the third quarter of 2003 as compared to the third quarter of 2002 primarily as a result of decreased revenues in our geosynchronous satellite product line. Geosynchronous satellite revenues decreased primarily due to lower revenues on our PanAmSat Corporation contract and on the BSAT-2c contract, offset partially by increased revenue from work on the TELKOM satellite order received in the second half of 2002. In connection with our PanAmSat contract, we completed construction of two satellites in the first half of 2003. The first satellite was successfully launched in April 2003, and the second satellite is currently in storage awaiting launch. In connection with the BSAT-2c contract, we successfully launched the BSAT-2c satellite during the second quarter of 2003. These decreases were partially offset by increased revenues from our science and technology satellite product line.

     Revenues from satellites and related space systems decreased by approximately 7% during the first nine months of 2003 compared to the same period of 2002 primarily due to a decline in revenues from our geosynchronous satellite product line and our technical services business, offset partially by increased revenues from our science and technology product line. The decline in revenues from our geosynchronous satellite product line was primarily attributable to lower revenues on our PanAmSat contract and the absence in 2003 of revenues from the N-STARc satellite that was completed in mid-2002. This decline in revenues was offset partially by increased revenue on the TELKOM satellite mentioned above. The increase in science and technology revenues was largely attributable to work on two new scientific satellite contracts begun during 2002.

     Operating income increased by over 100% in the third quarter of 2003 as compared to the same quarter in 2002 largely as a result of improved operating results in the geosynchronous satellite product line attributable primarily to increased profits from our BSAT-2c and TELKOM satellite contracts. Operating income also increased as a result of legal settlement proceeds further discussed below and in “settlement expense” under “Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2003 and 2002” above. The operating margin (as a percentage of revenues) improved to 7% in the third quarter of 2003 as compared to 3% for the same quarter last year.

     Operating income increased by over 400% in the first nine months of 2003 as compared to the same period in 2002 largely as a result of the same factors described above for the quarterly operating results, together with the absence in 2003 of a loss from the N-STARc satellite that was launched in mid-2002. In addition, operating income for the first nine months of 2003 included three transactions that largely offset each other. First, we recorded charges totaling $4.1 million to accrue for costs to complete the OrbView-3 satellite contract. Second, during the first quarter of 2003 we received a $2.0 million fee associated with the cancellation of a commercial geosynchronous satellite contract. The contract was executed in early 2002, and the customer cancelled the contract in March 2003 as a result of changes to the customer’s internal plans and strategy prior to the commencement of any work on this satellite. Third, we recorded the impact of the litigation settlement further discussed in “settlement expense” under “Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2003 and 2002” above. The litigation settlement resulted in an approximately $1.2 million improvement in operating income in the third quarter of 2003, after considering the impact of the settlement on contract profits on a percentage-of-completion basis. The operating margin in this segment (as a percentage of revenues) improved to 5% in the first nine months of 2003 as compared to 1% for the same period last year.

     Electronic Systems - Revenues in our electronic systems segment decreased by approximately 9% in the third quarter of 2003 as compared to the third quarter of 2002 primarily due to a reduction in activity on two major transportation management systems contracts that were nearing completion in the third quarter of 2003, offset partially by increased revenues on a large current contract. Revenues in our electronic systems segment decreased by approximately 40% in the first nine months of 2003 as compared to the same period in 2002 due to these same factors, plus unfavorable adjustments in 2003 to the percentage of completion of several transportation management systems contracts as a result of increases in the estimated total costs to complete the contracts. The growth in the estimated costs to complete the contracts was largely due to increased anticipated costs associated with development, testing, and deployment of software.

     Operating results in our electronic systems segment improved from a $2.9 million loss in the third quarter of 2002 to $0.4 million income in the third quarter of 2003. This improvement is primarily due to the absence in 2003 of charges recorded in 2002 related to excess inventory and adjustments for cost growth on certain contracts. Operating loss increased significantly in the first nine months of 2003 as compared to the same period in 2002 primarily due to the 2003 unfavorable contract adjustments described above.

     Corporate and Other - Corporate and other revenues are comprised solely of the elimination of intercompany revenues. Corporate and other operating results for the first nine months of 2003 included charges totaling $4.5 million under the settlement agreement with ORBIMAGE discussed above.

Backlog

     Our firm backlog was approximately $610 million at September 30, 2003 and approximately $820 million at December 31, 2002. Approximately $150 million of the September 30, 2003 firm backlog is expected to be recognized as revenue during the remainder of 2003. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees. Total backlog was approximately $2.53 billion at September 30, 2003 and approximately $2.46 billion at December 31, 2002. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at September 30, 2003 does not give effect to new orders received or any terminations or cancellations since that date.

Liquidity and Capital Resources

     Cash Flows from Operating Activities - Cash flow from operations in the first nine months of 2003 was $33.2 million, as compared to a negative $26.4 million in the first nine months of 2002. The net cash flow provided by operating activities in the first nine months of 2003 included an $18.6 million reduction in receivables and a $21.7 million reduction in deferred revenues, plus a $38.8 million add-back to net loss from continuing operations associated with the previously discussed debt extinguishment expenses. Cash used in operations in the first nine months of 2002 included a reduction in accounts payable, largely attributable to the payment of approximately $50 million related to a vendor financing obligation paid during the period.

     Cash Flows from Investing Activities - Our investing activities used $5.4 million and $11.8 million in the first nine months of 2003 and 2002, respectively, for capital expenditures. During the first nine months of 2003, our investing activities also included a $9.0 million increase in cash restricted for letters of credit issued by a financial institution on our behalf, partially offset by a $3.0 million cash receipt from an escrow account related to the sale of a former business.

     Cash Flows from Financing Activities - Our financing activities used $144.4 million to pay long-term debt obligations and provided $129.0 million net proceeds from issuance of long-term debt during the first nine months of 2003, primarily associated with the July 2003 financing transactions described more fully below. In addition, we received $3.5 million net proceeds from issuances of common stock in connection with stock purchases from employees under our employee stock purchase plan and from the exercise of stock options and warrants. Financing activities in the first nine months of 2002 used $128.3 million for principal payments on long-term obligations and provided $145.8 million from issuances of long-term debt.

     On July 10, 2003, we closed two financing transactions. In the first transaction, we issued $135 million of 9% unsecured Senior Notes due 2011. Interest on the senior notes is payable semi-annually each January 15 and July 15, starting in 2004. During the third quarter of 2003, we used the net proceeds from this offering, together with available cash on hand, to repurchase or redeem all of our outstanding $135 million 12% Second Priority Secured Notes due 2006.

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

     In connection with these two transactions, we recorded $38.8 million of debt extinguishment expenses, including accelerated amortization of unamortized debt discount of $20.7 million, accelerated amortization of debt issuance costs of $10.1 million, and $8.0 million in prepayment premiums and other expenses.

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

     During the third quarter of 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50 million, whereby we will receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.41% at September 30, 2003. This arrangement has been designated an effective fair value hedge of $50 million of our 9% Senior Notes due 2011. As of September 30, 2003, the fair value of the interest rate swap was $1.8 million, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50 million of the 9% Senior Notes.

     In August 2001, we issued warrants in connection with the settlement of a class action lawsuit. The warrants are exercisable for up to 4,631,121 shares of common stock at an exercise price of $4.82 per share, for a period of three years from the date of their issuance. During the quarter ended September 30, 2003, a total of 56,622 common shares were purchased through the exercise of a like number of these warrants. As of September 30, 2003, a total of 4,535,596 of these warrants were outstanding.

     Available Cash and Future Funding - At September 30, 2003, we had $53.4 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under current financing arrangements will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders, or late delivery or failure of launch vehicle, satellite products or transportation management systems products could adversely affect our liquidity and results of operations.

     Letters of Credit and Performance Bonds - Occasionally, certain contracts require us to post performance bonds or letters of credit supporting our performance and refund obligations under the contracts. We had $24.7 million of standby letters of credit outstanding at September 30, 2003, of which $18.7 million was collateralized by our restricted cash and cash equivalents and $6.0 million was issued under our revolving line of credit. If circumstances were to arise in the future whereby we were unable to issue performance bonds or letters of credit in accordance with our contractual requirements, the customer might be entitled to withhold future payments or terminate its contract with us and this could result in charges or other adverse effects on our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2003 we had total receivables of approximately $4.6 million denominated in Japanese yen and $2.2 million denominated in Singapore dollars whose book values approximated their fair values. We are subject to market risk to the extent that future fluctuations in foreign currency exchange rates impact these receivables.

     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables denominated in foreign currency. At September 30, 2003 we had no foreign currency forward exchange contracts.

     During the third quarter of 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50 million, whereby we will receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.41% at September 30, 2003. This arrangement has been designated an effective fair value hedge of $50 million of our 9% Senior Notes due 2011. As of September 30, 2003, the fair value of the interest rate swap was $1.8 million, which was recorded in other non-current assets with an equal fair value adjustment recorded on the $50 million of 9% Senior Notes.

     We have an unfunded deferred compensation plan for senior managers and executive officers, with a total liability balance of $4.3 million at September 30, 2003. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously referenced in our Form 10-Q for the quarter ended March 31, 2003, the company and Raytheon Company were named as co-defendants in an action arising under an agreement for the acquisition of certain patent rights and the payment of royalties on sales of certain specified vehicle tracking products. In October 2003, the judge dismissed Orbital from the case during the summary judgment process. Raytheon remains the sole defendant in the case and the trial started on October 20, 2003. The company believes that it has no further liability arising out of the outcome of this case.

We are party to certain other litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or proceedings will have a material adverse effect on our results of operations or financial condition.

ITEM 2.	CHANGES IN SECURITIES

On June 20, 2003, the company commenced an offer to purchase all of its 2002 Notes and a solicitation of consents to amend the indenture governing such notes, terminate the related guarantee and release the collateral securing such notes. The proposed amendments were to eliminate substantially all of the restrictive covenants and security provisions relating to the 2002 Notes.

By July 1, 2003, the Company had received duly executed tenders from holders of $120,470,000 in principal amount of the 2002 Notes, representing approximately 89% of the aggregate principal amount of such notes issued and outstanding. On July 10, 2003, the Company purchased all of the 2002 Notes tendered, and pursuant to a supplemental indenture, the proposed amendments, eliminating substantially all of the restrictive covenants and security provisions relating to the 2002 Notes, became operative.

All remaining 2002 Notes that were not tendered pursuant to the offer and consent solicitation were redeemed by the company on August 15, 2003.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits - A complete listing of exhibits required is given in the Exhibit Index.

(b)	Reports on Form 8-K.

On July 2, 2003, the company filed a Current Report on Form 8-K, dated June 26, 2003, disclosing under Item 5 that it announced the successful launch of the company-built OrbView-3 high-resolution imaging satellite.

On July 3, 2003, the company filed a Current Report on Form 8-K, dated July 2, 2003, disclosing under Item 5 that it announced the signing of a purchase agreement for a private offering of $135 million Senior Notes due 2011 pursuant to Rule 144A of the Securities Act of 1933, as amended.

On July 18, 2003, the company filed a Current Report on Form 8-K, dated July 10, 2003, disclosing under Item 5 that it announced that it had closed two financing transactions to replace its existing debt structure.

On July 22, 2003, the company filed a Current Report on Form 8-K, dated June 23, 2003, disclosing under Item 12 that it announced its consolidated financial results for the second quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: October 27, 2003	By:	/s/ David W. Thompson

David W. Thompson
Chairman and Chief Executive Officer

DATED: October 27, 2003	By:	/s/ Garrett E. Pierce

Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Restated By-Laws of Orbital Sciences Corporation (transmitted herewith).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Quarterly report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Report on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.3	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as warrant agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 27, 2002).

4.5	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 27, 2002).

4.6	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

4.7	Warrant Agreement dated as of January 16, 2001 between Orbital Sciences

Exhibit No.	Description

Corporation and Fleet National Bank, as Warrant Agent (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A filed on August 31, 2001).

4.8	Form of Warrant Certificate (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A filed on August 31, 2001).

4.9	Rights Agreement dated as of October 22, 1998 between the company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.10	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

4.11	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2003).

4.12	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 18, 2003).

10.1	Executive Relocation Agreement between the company and Ronald Grabe, Executive Vice President and General Manager – Launch Systems Group dated August 7, 2003 (transmitted herewith).

10.2	Restated Form of Executive Change of Control Agreement (transmitted herewith).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).