Form 10-K
period 2003-12-31
ORBITAL SCIENCES CORP /DE/
filed 2004-02-25
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

     The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2003 was approximately $338,500,000. The registrant has no non-voting common equity.

     As of February 20, 2004, 48,032,064 shares of the registrant’s Common Stock were outstanding.

     Portions of the registrant’s definitive proxy statement to be filed on or about March 15, 2004 are incorporated by reference in Part III of this report.

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital is a trademark of Orbital Sciences Corporation.

PART I

Item 1.	Business

General

   We design, develop, manufacture and operate small space and rocket systems for the U.S. Department of Defense (“DoD”) and other U.S. government agencies and for global commercial and scientific customers. We define small space and rocket systems to include the following major product lines:

•	Suborbital rockets that are used as target and interceptor vehicles for missile defense systems;

•	Small-class launch vehicles that place satellites weighing up to 4,000 lbs. into low-Earth orbit;

•	Geosynchronous Earth orbit, or GEO, communications satellites weighing up to 5,000 lbs.; and

•	Low-Earth orbit, or LEO, satellites weighing up to 5,000 lbs. which are used for communications, remote sensing, scientific and military missions.

   Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of two entities established in 1982 and 1983, Space Systems Corporation and Orbital Research Partners, L.P., respectively.

   It has been our general strategy to develop and expand a core integrated business of space systems technologies and products, focusing on the design and manufacturing of affordable lightweight rockets, small satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors. As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small space and rocket systems, we believe we are well positioned to capitalize on the demand for small space-technology systems in missile defense, spaced-based military and intelligence operations, and commercial satellite communications programs, and to take advantage of continuing government-sponsored initiatives for space-based scientific research and lunar and planetary exploration initiatives.

   Our executive offices are located at 21839 Atlantic Boulevard, Dulles, Virginia 20166 and our telephone number is (703) 406-5000.

Available Information

   We maintain an Internet web site at www.orbital.com. In addition to news and other information about our company, we make available on or through the Investor Information section of our web site our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission.

   At the Investor Information section of our web site, we have a Corporate Governance page that includes, among other things, copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each standing committee of the Board of Directors, including the Audit and Finance Committee, the Corporate Governance and Nominating Committee

and the Human Resources and Compensation Committee. In addition, printed copies of these documents may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters, by telephone at (703) 406-5543 or by e-mail at investor.relations@orbital.com. All of the above-referenced documents are available free of charge.

Description of Orbital’s Products and Services

   Our products and services are grouped into three reportable segments that are described more fully below: launch vehicles and advanced programs, satellites and related space systems and transportation management systems. Our business is not seasonal. Customers that accounted for 10% or more of our consolidated revenues in 2003 were The Boeing Company (“Boeing”), DoD and the National Aeronautics and Space Administration (“NASA”).

   Launch Vehicles and Advanced Programs. We design and produce suborbital launch vehicles that place payloads into a variety of high-altitude trajectories, but unlike space launch vehicles, do not place payloads into orbit around the Earth. Our suborbital launch products include suborbital rockets and their principal subsystems, as well as payloads carried by such vehicles. Pursuant to a contract with Boeing, we are the primary supplier of operational and test interceptor boosters for the Missile Defense Agency’s (“MDA”) Ground-based Midcourse Defense (“GMD”) program, for which our boost vehicle, a modified version of our Pegasus rocket, is being used as a major operational element in the U.S. national missile defense system that is scheduled to begin initial deployments in 2004.

   Various branches and agencies of the U.S. military, including the MDA, also use our suborbital launch vehicles as targets for defense-related applications such as ballistic missile interceptor testing and related experiments. These rockets are programmed to simulate incoming enemy missiles, offering an affordable and reliable means to test advanced missile defense systems. Our family of targets extends from long-range target launch vehicles, which will be the primary targets for testing the MDA’s GMD system, to medium-and short-range target vehicles designed to simulate threats to U.S. and allied military forces deployed in overseas theaters.

   Since 1982, we have performed a total of 123 suborbital launch missions, including four successful missions in 2003 and one successful mission so far in 2004.

   We developed and produce the Pegasus, Taurus and Minotaur space launch vehicles. Under a contract with the U.S. Air Force, we are also developing an advanced Minotaur launch vehicle that combines surplus government Peacekeeper ballistic missile equipment with our Pegasus and Taurus launch vehicle technology. Our space launch vehicles launch small satellites into low-Earth orbit. Our Pegasus launch vehicle is launched from our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads to orbit. The ground-launched Minotaur launch vehicle combines Minuteman II ballistic missile rocket motors with our Pegasus technology. Since 1990, the Pegasus, Taurus and Minotaur rockets have performed a total of 45 launches. We carried out four Pegasus missions in 2003, all of which were successful. We did not conduct any Taurus or Minotaur missions in 2003.

   Our launch vehicle technology has also been the basis for several other advanced space and suborbital programs, including supporting efforts to develop technologies that could be applied to reusable launch vehicles, space maneuvering vehicles, hypersonic aircraft and missiles, and missile defense systems. For example, we are developing and building the Hyper-X hypersonic research launcher for NASA, as well as a demonstration vehicle intended to validate technology that will allow spacecraft to rendezvous with other spacecraft without human intervention.

   Our advanced programs include the development and manufacture of advanced space and flight systems for various U.S. government programs.

   Customers that accounted for 10% or more of our launch vehicles and advanced programs segment revenues in 2003 were Boeing, DoD and NASA.

   Satellites and Related Space Systems. We design and manufacture spacecraft, including LEO and GEO satellites and planetary (or “deep space”) spacecraft for communications, remote sensing, scientific, military and technology demonstration missions. Since 1982, we have built and delivered 92 satellites for various commercial and governmental customers for a wide range of communications, broadcasting, remote imaging, scientific and national security applications. In 2003, five of our satellites were successfully deployed, including three LEO satellites and two GEO satellites.

   We design and manufacture various other space systems, including satellite command and data handling, attitude control and structural subsystems for a variety of government and commercial customers. In addition, we provide a broad range of space-related technical services, including specialized space-related analytical, engineering and production services for U.S. government agencies such as NASA, the Jet Propulsion Laboratory, the Naval Research Laboratory and the U.S. Department of Energy. Since 1982, we have supplied such systems and services on 24 major space missions and over 100 smaller missions.

   Customers that accounted for 10% or more of our satellites and related space systems segment revenues in 2003 were NASA, PT Telekomunikasi Indonesia Tbk, the Broadcasting Satellite System Corporation, PanAmSat Corporation and the government of Taiwan’s National Space Program Office.

   Transportation Management Systems. Our transportation management systems division develops and produces fleet management systems that are used primarily by metropolitan mass transit operators in the United States. We combine global positioning satellite vehicle tracking technology with terrestrial wireless communications to help transit agencies manage public bus and public works systems. Major customers for our transportation management systems include the metropolitan mass transit authorities in Los Angeles, Philadelphia, Phoenix, Washington, D.C., and a number of other state and municipal transit systems and private vehicle fleet operators. We do not consider this product line to be core to our business.

Competition

   We believe that competition for sales of our products and services is based on performance, other technical features, reliability, price, scheduling and customization, and we believe that we compete favorably on the basis of these factors. The table below identifies our primary competitors for each major product line.

Product Line	Competitor(s)

Missile defense interceptor vehicles	Lockheed Martin Corporation Raytheon Company
Suborbital target vehicles	Lockheed Martin Corporation L-3 Communications, Inc. Space Vector Corporation, a wholly owned subsidiary of Pemco Aviation Group
Space launch vehicles	Russian and other international launch vehicles could represent competition for commercial, as opposed to U.S. government, launches
GEO communications satellites	The Boeing Company Lockheed Martin Corporation Alcatel Space Alenia Aerospazio EADS Astrium
LEO science and technology satellites and interplanetary spacecraft	Ball Aerospace and Technology Corporation Lockheed Martin Corporation Northrop Grumman Co. Spectrum Astro, Inc.
Military and classified space systems and satellites	Ball Aerospace and Technology Corporation Lockheed Martin Corporation Northrop Grumman Co. Spectrum Astro, Inc.
Space technical services	Jackson and Tull Northrop Grumman Co. Swales Aerospace
Transportation management systems	Siemens Corporation

   Many of our competitors are larger and have substantially greater resources than we do. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space and defense industry and many with greater financial resources than we possess, will seek to provide products or services that compete with our products or services. Any such foreign competitor could benefit from subsidies from or other protective measures by its home country.

Research and Development

   We invest in product-related research and development to conceive and develop new products and to enhance existing products. Our research and development expenses totaled approximately $7.8 million, $4.7 million and $7.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, significant portions of our new product development and enhancement programs are funded under customer contracts.

Patents

   We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage, particularly with respect to our launch vehicle and satellite products. We hold U.S. and foreign patents relating to the Pegasus vehicle, certain of our satellites and other systems and products. The majority of our U.S. patents relating to the Pegasus vehicle expire between 2007 and 2016, and most of our U.S. patents relating to our satellites expire beginning in 2013.

Components, Raw Materials and Carrier Aircraft

   We purchase a significant percentage of our product components, structural assemblies and certain key satellite components and instruments from third parties. We also occasionally obtain from the U.S. government parts and equipment that are used in the production of our products or in the provision of our services. Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available, although increased costs and possible delays could be incurred in securing alternative sources of supply. We have a sole source supplier for motors used on all our launch vehicles. While alternative sources would be available, the inability of such supplier to provide us with motors could result in significant delays, expenses and loss of revenues. Our ability to launch our Pegasus vehicle depends on the availability of an aircraft with the capability of carrying and launching such space launch vehicle. We own a modified Lockheed L-1011 carrier aircraft that is used to launch the Pegasus vehicle. In the event that our L-1011 carrier aircraft were to be unavailable, we would experience significant delays, expenses and loss of revenues as a result of having to acquire and modify a new carrier aircraft.

U.S. Government Contracts

   During 2003, 2002 and 2001, approximately 67%, 58% and 55%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with the U.S. government’s prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis.

   Our major contracts with the U.S. government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts. Approximately 85% and 15% of revenues from U.S. government contracts in 2003 were derived from cost-reimbursable contracts and fixed-price contracts, respectively. Under a cost-reimbursable contract, we recover our actual allowable costs incurred, allocable overhead costs and a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the customer’s evaluation of our performance in terms of the criteria stated in the contract. Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss due to increased cost, although some of this risk may be passed on to subcontractors. Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.

   All our U.S. government contracts and, in general, our subcontracts with the U.S. government’s prime contractors provide that such contracts may be terminated for convenience by the U.S. government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production. In the event of a termination for convenience, contractors generally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. For a more detailed description of risks relating to the U.S. government contract industry, see “Risks Related to Our Business and Our Industry — We derive a significant portion of our revenues from U.S. government contracts, which are dependent on continued political support and funding and are subject to termination by the U.S. government at any time.”

   A portion of our business is classified for national security purposes by the U.S. government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other U.S. government programs and products.

Regulation

   Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation (“DoT”) and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Our classified programs require that we and certain employees maintain appropriate security clearances. We also require licenses from the U.S. Department of State with respect to work we do for foreign customers or with foreign subcontractors.

Backlog

   Our firm backlog was approximately $995 million at December 31, 2003 and approximately $820 million at December 31, 2002. We expect to convert approximately $600 million of the 2003 year-end firm backlog into revenues during 2004.

   Our firm backlog as of December 31, 2003 included approximately $755 million of contracts with the U.S. government and its agencies or from subcontracts with prime contractors of the U.S. government, including about $320 million in connection with our contract with Boeing to provide interceptor boosters for MDA’s GMD program. Most of our government contracts are funded incrementally on a year-to-year basis. Firm backlog from government contracts at December 31, 2003 included total funded orders of approximately $157 million and orders not yet funded of $598 million. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our business.

   Total backlog was approximately $2.68 billion at December 31, 2003. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at December 31, 2003 does not give effect to new orders received or any terminations or cancellations since that date.

Employees

   As of February 1, 2004, Orbital had approximately 2,160 permanent employees. None of our employees is subject to collective bargaining agreements. We believe our employee relations are good.

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

ORBIMAGE

   In 1992, we formed Orbital Imaging Corporation (“ORBIMAGE”) to provide satellite-based remote imaging services. On April 5, 2002, ORBIMAGE filed a voluntary petition of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code in the Eastern District of Virginia. ORBIMAGE successfully reorganized and emerged from Chapter 11 on December 31, 2003, resulting in the cancellation of our entire equity position in the company as of that date.

* * *

   Financial information about our products and services, domestic and foreign operations and export sales is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements, and is incorporated herein by reference.

Special Note Regarding Forward-Looking Statements

   All statements other than those of historical facts included in this Form 10-K, including those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including the risks set forth below, and are based on our current expectations and projections about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-K to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.

Risks Related to Our Business and Industry

   Investors should carefully consider, among other factors, the risks listed below.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM U.S. GOVERNMENT CONTRACTS, WHICH ARE DEPENDENT ON CONTINUED POLITICAL SUPPORT AND FUNDING AND ARE SUBJECT TO TERMINATION BY THE U.S. GOVERNMENT AT ANY TIME.

   A significant portion of our revenues and firm backlog is derived from U.S. government contracts. Most of our U.S. government contracts are funded incrementally on a year-to-year basis and are subject to uncertain future funding levels. Furthermore, our direct and indirect contracts with the U.S. government may be terminated or suspended by the U.S. government or its prime contractors at any time, with or without cause. There can be no assurance that government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges or other adverse effects on our financial condition.

   The Bush Administration’s defense budgets for the next several years contemplate significant spending on missile defense systems and other space-related programs. If President Bush is not reelected in November 2004, a new administration may have different priorities regarding defense and space spending. A decline in U.S. government support and funding for key missile defense and space programs could materially adversely affect our financial condition and results of operations.

   We are also subject to laws and regulations regulating the formation, administration and performance of, and accounting for, U.S. government contracts. With respect to such contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting with the U.S. government.

OUR U.S. GOVERNMENT CONTRACTS ARE SUBJECT TO AUDITS THAT COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IF A MATERIAL ADJUSTMENT IS REQUIRED.

   The accuracy and appropriateness of our direct and indirect costs and expenses under our contracts with the U.S. government are subject to extensive regulation and audit by the Defense Contract Audit Agency, or by other agencies of the U.S. government. These agencies have the right to audit our cost estimates and/or allowable cost allocations with respect to certain contracts. From time to time we have in the past made and may in the future be required to make adjustments and reimbursements as a result of these audits. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve fines, injunctions or other sanctions.

TERMINATION OF OUR BACKLOG OF ORDERS COULD NEGATIVELY IMPACT OUR REVENUES.

   All of our direct and indirect contracts with the U.S. government or its prime contractors may be terminated or suspended at any time, with or without cause, for the convenience of the government. Our contract with Boeing to provide interceptor boosters for MDA’s GMD program is material, and the program’s termination could have an adverse impact on our liquidity and operations. From time to time, certain of our commercial contracts have also given the customer the right to unilaterally terminate its contract. For these reasons, we cannot assure you that our backlog will ultimately result in revenues.

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

WE MAY NOT RECEIVE FULL PAYMENT FOR OUR SATELLITES OR LAUNCH SERVICES IN THE EVENT OF A FAILURE, AND WE COULD INCUR PENALTIES IF OUR SATELLITES ARE NOT DELIVERED OR OUR ROCKETS ARE NOT LAUNCHED ON SCHEDULE.

   Some of our satellite contracts provide for performance-based payments to be made to us after the satellite is on-orbit. Additionally, some contracts also require us to refund a percentage of payments made prior to launch if performance-based incentives are not achieved. Launch contracts may also have payments contingent upon a successful launch. While we generally intend to procure insurance to compensate us for incentive payments that are not made in the event of a launch or on-orbit failure, insurance may not be available on economical terms, if at all. In addition, some of our satellite and launch contracts require us to pay penalties in the event that satellites are not delivered, or the launch does not occur, on a timely basis. Our failure to receive incentive payments, or a requirement that we refund amounts previously received or pay delay penalties, could adversely affect revenue recognition, profitability and our liquidity.

OUR FIXED-PRICE AND COST-REIMBURSABLE CONTRACTS COULD SUBJECT US TO LOSSES AND IMPAIR OUR LIQUIDITY IF WE EXPERIENCE COST OVERRUNS.

   We provide our products and services primarily through fixed-price and cost-reimbursable contracts. Cost overruns may result in losses and, if the magnitude of an overrun or overruns is significant, could impair our liquidity position:

•	Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for the costs we incur in the process. Therefore, we generally bear all of the risk of losses as a result of increased costs on these contracts, although some of this risk may be passed on to subcontractors. Some of our fixed-price contracts provide for sharing of unexpected costs incurred or savings realized within specified limits and may provide for adjustments in price depending on actual contract performance other than costs. We bear the entire risk of cost overruns in excess of the negotiated maximum amount of unexpected costs to be shared. Any significant overruns in the future could materially impair our liquidity and operations.

•	Under cost-reimbursable contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable. There is no guarantee as to the amount of fee we will be awarded under a cost-reimbursable contract with a variable fee. The price on a cost-reimbursable contract is based on allowable costs incurred, but generally is subject to contract funding limitations. If we incur costs in excess of the funding limitation specified in the contract, this would be at our own risk and we may not be able to recover those cost overruns.

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

THERE CAN BE NO ASSURANCE THAT OUR PRODUCTS WILL BE SUCCESSFULLY DEVELOPED OR MANUFACTURED OR THAT THEY WILL PERFORM AS INTENDED.

   Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions and are subject to significant technological change and innovation. We have in the past experienced product failures, cost overruns in developing and manufacturing our products, delays in delivery and other operational problems. We may experience some product and service failures, schedule delays and other problems in connection with our launch vehicles, satellites, transportation management systems and other products in the future. Some of our satellite and launch services contracts impose penalties on us for delays, which could be significant. In addition to any costs resulting from product warranties or required remedial action, product failures or significant delays may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries and claims against performance bonds. Negative publicity from product failures may also impair our ability to win new contracts.

SEVERAL YEARS OF LOW DEMAND AND OVERCAPACITY IN THE COMMERCIAL SATELLITE MARKET MAY RESULT IN SLOW GROWTH IN DEMAND FOR OUR SMALL GEO SATELLITES.

   The commercial satellite market has experienced pricing pressures due to excess capacity in the telecommunications industry and weakened demand over the past several years. Satellite demand also has been impacted by the business difficulties encountered by some companies in the commercial satellite services industry, which have resulted in reduced revenues and/or access to capital and a reduction in the total market size in the near term. While the market appears to be making a recovery, we may continue to experience slow growth in the demand for our small GEO satellites.

IF OUR KEY SUPPLIERS FAIL TO PERFORM AS EXPECTED, OUR REPUTATION MAY BE DAMAGED, WE MAY EXPERIENCE DELAYS AND LOSE CUSTOMERS AND OUR REVENUES, PROFITABILITY AND CASH FLOW MAY DECLINE.

   We purchase a significant percentage of our product components, structural assemblies and some key satellite components and instruments from third parties. We also occasionally obtain from the U.S. government parts and equipment used in the production of our products or the provision of our services. In addition, we have a sole source for the motors we use on our Pegasus and Taurus launch vehicles, and the interceptor boost vehicles that we are developing and producing for the MDA under our contract with Boeing. If our subcontractors fail to perform as expected or encounter financial difficulties, we may have difficulty replacing them in a timely or cost effective manner. As a result, we may experience performance delays that could result in additional program costs, a customer terminating our contract for default, or damage to our customer relationships, causing our revenues, profitability and cash flow to decline. In addition, negative publicity from any failure of one of our products as a result of a failure by a key supplier could damage our reputation and prevent us from winning new contracts.

OUR INTERNATIONAL BUSINESS IS SUBJECT TO RISKS. POLITICAL AND ECONOMIC INSTABILITY IN FOREIGN MARKETS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

   For the years ended December 31, 2003, 2002 and 2001, direct sales to non-U.S. customers comprised approximately 19%, 12% and 9%, respectively, of our consolidated revenues. Further, as of December 31, 2003, approximately 18% of our firm backlog was derived from non-U.S. customers. International contracts are subject to numerous risks, including:

•	political and economic instability in foreign markets;

•	restrictive trade policies of the U.S. government and foreign governments;

•	inconsistent product regulation by foreign agencies or governments;

•	imposition of product tariffs and burdens;

•	costs of complying with a wide variety of international and U.S. export laws and regulatory requirements;

•	inability to obtain required U.S. export licenses; and

•	foreign currency and standby letter of credit exposure.

WE OPERATE IN A REGULATED INDUSTRY, AND OUR INABILITY TO SECURE OR MAINTAIN THE LICENSES OR APPROVALS NECESSARY TO OPERATE OUR BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the DoT, and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Our classified programs require that we and certain employees maintain appropriate security clearances. There can be no assurance that we will be successful in our future efforts to secure and maintain necessary licenses or regulatory approvals. Exports of our products, services and technical information frequently require licenses from the U.S. Department of State. We have a number of international customers and subcontractors. Our inability to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could negatively impact our ability to compete successfully in international markets, and could result in an event of default under certain of our international contracts.

OUR LIMITED ABILITY TO OBTAIN LETTERS OF CREDIT AND PERFORMANCE BONDS AND OUR FINANCIAL CONDITION MAY IMPAIR OUR ABILITY TO WIN NEW BUSINESS AND/OR RETAIN EXISTING BUSINESS AND THEREFORE COULD REDUCE OUR REVENUES AND BACKLOG.

   Our international contracts often require us to post letters of credit pending completion of work. Many of our transportation management systems contracts also require us to post performance bonds or letters of credit pending completion of work. Due to limitations on our borrowing capacity as a result of the restrictive covenants contained in our 9% senior notes and our senior credit facility, as well as decreased capacity in the surety bond market, we may not be able to issue letters of credit or secure performance bonds, which may prevent us from winning contracts in the future.

   From time to time, certain of our commercial contracts permit the customer to terminate the contract if our financial condition were to deteriorate. Additionally, U.S. government contracting rules provide that a contracting officer may assess our financial viability. Our contract with Boeing permits Boeing to cancel our contract if Boeing determines that our financial condition warrants such action and requires us to provide Boeing with equipment, intellectual property, facilities and other resources so as to ensure a smooth transition to a different subcontractor. The Boeing contract is a material contract and its termination could have an adverse impact on our liquidity and operations.

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

OUR FINANCIAL COVENANTS MAY RESTRICT OUR OPERATING ACTIVITIES.

   Our revolving credit facility and the indenture governing our 9% senior notes contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of the financial covenants in our credit facility could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

THE LOSS OF EXECUTIVE OFFICERS AND OUR INABILITY TO RETAIN OTHER KEY PERSONNEL COULD ADVERSELY AFFECT OUR OPERATIONS.

   Our inability to retain our executive officers and other key employees, including personnel with security clearances required for classified work and highly skilled engineers, could have an adverse effect on our operations.

THE ANTICIPATED BENEFITS OF FUTURE ACQUISITIONS MAY NOT BE REALIZED.

   From time to time we may evaluate potential acquisitions that we believe would enhance our business. Were we to complete any acquisition transaction, the anticipated benefits may not be fully realized if we are unable to successfully integrate the acquired operations, technologies and personnel into our organization.

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS.

   We are subject to various federal, state and local environmental laws and regulations relating to the operation of our business, including those governing pollution, the handling, storage and disposal of hazardous substances, and the ownership and operation of real property. Such laws may result in significant liabilities and costs. We do not believe that compliance with or liability under environmental laws and regulations has had a material impact on our operations to date, but there can be no assurance that such laws and regulations will not have a material adverse effect on us in the future.

OUR RESTATED CERTIFICATE OF INCORPORATION, OUR BYLAWS, OUR STOCKHOLDER RIGHTS PLAN AND DELAWARE LAW CONTAIN ANTI-TAKEOVER PROVISIONS THAT MAY ADVERSELY AFFECT THE RIGHTS OF OUR STOCKHOLDERS.

   Our Board of Directors has the authority to issue up to 10 million shares of our preferred stock, $0.01 par value per share, and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

   In 1998, we adopted a stockholder rights plan which is intended to deter coercive or unfair takeover tactics. Under the rights plan, a preferred share purchase right, which is attached to each share of our common stock, generally will be triggered upon the acquisition, or actions that would result in the acquisition, of 15% or more of our common stock by any person or group. If triggered, these rights would entitle our stockholders (other than the acquirer) to purchase, for the exercise price, shares of Orbital’s common stock having a market value of two times the exercise price. The exercise price, which is subject to certain adjustments, is $210 per right. The stock purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

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

WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE REPURCHASE OFFER REQUIRED BY THE INDENTURE GOVERNING OUR SENIOR NOTES, WHICH MAY PREVENT US FROM ENTERING INTO OR CONSUMMATING A CHANGE OF CONTROL TRANSACTION OTHERWISE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

   In the event of a change of control, under the terms of the indenture governing the terms of our $135 million aggregate principal amount of our 9% senior notes due 2011, we are required to offer to repurchase the notes at a premium. If a change of control were to occur, there can be no assurance that we would have sufficient financial resources, or would be able to arrange financing, to pay the purchase price for all notes tendered by holders thereof. In addition, our repurchase of the notes as a result of a change of control may be prohibited or limited by, or constitute an event of default under, the terms of our credit facility or the terms of other agreements which we may enter into from time to time. Because our failure to repurchase the notes would constitute an event of default under the indenture, we may not be able to consummate a change of control transaction, even if the transaction may be in the best interests of our stockholders.

Item 2.	Properties

   We lease approximately one million square feet of office, engineering and manufacturing space in various locations in the United States, as summarized in the table below:

Business Unit	Principal Location(s)

Corporate Headquarters	Dulles, Virginia
Launch Vehicles and Advanced Programs	Chandler, Arizona; Dulles, Virginia; Vandenberg Air Force Base, California
Satellites and Related Space Systems	Dulles, Virginia; Greenbelt, Maryland
Transportation Management Systems	Columbia, Maryland

   We also own a 125,000 square foot state-of-the-art space systems manufacturing facility that primarily houses our satellite manufacturing, assembly and testing activities in Dulles, Virginia. This facility has been pledged as collateral to our primary lenders.

   We believe that our existing facilities are adequate for our requirements for the foreseeable future.

Item 3.	Legal Proceedings

   We are party to certain litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or proceedings would have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

   There was no matter submitted to a vote of our security holders during the fourth quarter of 2003.

Item 4A.	Executive Officers of the Registrant

   The following table sets forth the name, age and position of each of the executive officers of Orbital as of February 25, 2004. All executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Position

David W. Thompson	49	Chairman of the Board and Chief Executive Officer
James R. Thompson	67	Vice Chairman, President and Chief Operating Officer, Director
Garrett E. Pierce	59	Vice Chairman and Chief Financial Officer, Director
Ronald J. Grabe	58	Executive Vice President and General Manager/ Launch Systems Group
John M. Danko	62	Executive Vice President and General Manager/ Space Systems Group
Antonio L. Elias	54	Executive Vice President and General Manager/Advanced Programs Group
W. Jean Floyd	45	Senior Vice President and General Manager/ Transportation Management Systems Group
Leo Millstein	56	Senior Vice President, General Counsel and Corporate Secretary

   David W. Thompson is a co-founder of Orbital and has been Chairman of the Board and Chief Executive Officer of Orbital since 1982. From 1982 until October 1999, he also served as our President. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle’s autopilot design at the Charles Stark Draper Laboratory. Mr. Thompson is a Fellow of the

American Institute of Aeronautics and Astronautics, the American Astronautical Society, the Royal Aeronautical Society and the U.S. National Academy of Engineering.

   James R. Thompson (who is not related to David W. Thompson), has been Vice Chairman, President and Chief Operating Officer since April 2002, and was President and Chief Operating Officer since October 1999. He has been a director of the Company since 1992. He was Acting General Manager of our Transportation Management Systems Group from 2001 until August 2003. From 1993 until October 1999, Mr. Thompson served as Executive Vice President and General Manager/ Launch Systems Group. Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to 1993. He was Deputy Administrator of NASA from 1989 to 1991. From 1986 until 1989, Mr. Thompson was Director of NASA’s Marshall Space Flight Center. Mr. Thompson was Deputy Director for Technical Operations at Princeton University’s Plasma Physics Laboratory from 1983 through 1986. Before that, he had a 20-year career with NASA at the Marshall Space Flight Center. He is a director of SPACEHAB Incorporated.

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

   John M. Danko has been Executive Vice President and General Manager/Space Systems Group since January 2003. He served as Senior Vice President and Acting General Manager/Space Systems Group from January 2002 until January 2003. From 1998 until the end of 2001, he served as Deputy General Manager/Space Systems Group. He previously was in charge of our Technical Services Division, a position he had held since 1989 at one of our predecessor companies. Mr. Danko held various positions with OAO Corporation from 1975 until 1989, including General Manager of the Aerospace Division when it was formed in 1980.

   Antonio L. Elias has been Executive Vice President and General Manager/Advanced Programs Group since October 2001, and was Senior Vice President and General Manager/Advanced Programs Group since August 1997. From January 1996 until August 1997, Dr. Elias served as Senior Vice President and Chief Technical Officer of Orbital. From May 1993 through December

1995, he was Senior Vice President for Advanced Projects, and was Senior Vice President/Space Systems Division from 1990 to April 1993. He was Vice President/Engineering of Orbital from 1989 to 1990 and was Chief Engineer from 1986 to 1989. From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology. He was elected to the National Academy of Engineering in 2001.

   W. Jean Floyd has been Senior Vice President and General Manager/Transportation Management Systems Group since September 2003. From 1996 until September 2003, Mr. Floyd held a variety of senior management positions at Orbital, including Senior Vice President of Technical Operations from October 2000 to September 2003, and Deputy General Manager for our Launch Systems Group from July 1996 to October 2000. He joined Orbital in 1990 as a launch controller for the Pegasus program. From 1988 until 1990, he was a consultant providing technical services to the U.S. military. Between 1986 and 1988, Mr. Floyd worked for Tecolote Research, Inc., a defense support contractor, in support of several Air Force programs. From 1981 to 1986, Mr. Floyd was a Captain in the U.S. Air Force and served as a launch controller and program manager for the Titan space launch vehicle program.

   Leo Millstein has been Senior Vice President, General Counsel and Corporate Secretary since August 2003. From 2002 until 2003, Mr. Millstein worked as a consultant on software and telecommunications matters. From 2000 to 2002, Mr. Millstein was Vice President, General Counsel and Corporate Secretary of MERANT plc, a software company listed on the London Stock Exchange and NASDAQ. From 1989 to 2000, Mr. Millstein held a variety of senior management and legal positions at the International Telecommunications Satellite Organization (INTELSAT), including Director of Corporate Restructuring from 1999 to 2000, Deputy General Counsel from 1995 to 1999, and Assistant General Counsel from 1989 to 1995. From 1984 to 1989, he was a partner of Dyer, Ellis, Joseph & Mills, a Washington, D.C. based law firm. From 1974 to 1984, Mr. Millstein held various legal positions with the Communications Satellite Corporation (COMSAT).

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

   On February 20, 2004, there were 1,860 Orbital common stockholders of record.

   Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol ORB. The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

2003	High	Low

4th Quarter	$12.41	$8.89
3rd Quarter	$9.73	$7.41
2nd Quarter	$7.77	$4.99
1st Quarter	$5.96	$4.25

2002	High	Low

4th Quarter	$4.68	$2.66
3rd Quarter	$7.55	$2.81
2nd Quarter	$7.97	$4.79
1st Quarter	$8.08	$4.00

   We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. Moreover, we are prohibited from paying cash dividends under our credit facility and our indenture governing our 9% senior notes contains restrictions on our ability to pay cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

   The transfer agent for our common stock and the warrant agent for our common stock warrants that are listed on the NYSE is:

EquiServe Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940
Telephone: (781) 575-3170
www.equiserve.com

________________________________________________________________________________

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

   The selected consolidated financial data of the company for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements. This information should be read in conjunction with the 2003, 2002 and 2001 consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2003 consolidated financial statements.

	Years Ended December 31,

	2003(1)	2002	2001(2)	2000(3)	1999(4)

	(In thousands, except share data)
Operating Data:
Revenues	$581,500	$551,642	$415,249	$379,539	$459,700
Costs of goods sold	477,273	460,231	387,433	379,504	437,409

Gross profit	104,227	91,411	27,816	35	22,291
Operating expenses	68,669	62,372	80,789	165,499	95,849

Income (loss) from operations	35,558	29,039	(52,973)	(165,464)	(73,558)
Allocated share of losses of affiliates	—	—	(26,495)	(119,183)	(97,008)
Gain on reversal of allocated losses of affiliate	40,586	—	—	—	—
Debt extinguishment expense	(38,836)	—	—	—	—
Other expense, net	(17,336)	(15,089)	(16,146)	(18,929)	(13,714)

Income (loss) before provision for income taxes and discontinued operations	19,972	13,950	(95,614)	(303,576)	(184,280)
Benefit (provision) for income taxes	265	(265)	—	(9,886)	—

Income (loss) from continuing operations	20,237	13,685	(95,614)	(313,462)	(184,280)
Income from discontinued operations	—	875	114,565	35,272	62,343
Cumulative effect of change in accounting	—	(13,795)	—	—	—

Net income (loss)	$20,237	$765	$18,951	$(278,190)	$(121,937)

Basic Income (Loss) Per Share(5):
Income (loss) from continuing operations	$0.43	$0.31	$(2.49)	$(8.36)	$(4.94)
Income from discontinued operations	—	0.02	2.98	0.94	1.67
Cumulative effect of change in accounting	—	(0.31)	—	—	—

Net income (loss)	$0.43	$0.02	$0.49	$(7.42)	$(3.27)

Shares used in computing basic per share amounts	46,718,435	43,907,897	38,424,363	37,467,520	37,281,065
Diluted Income (Loss) Per Share(5):
Income (loss) from continuing operations	$0.35	$0.30	$(2.49)	$(8.36)	$(4.94)
Income from discontinued operations	—	0.02	2.98	0.94	1.67
Cumulative effect of change in accounting	—	(0.30)	—	—	—

Net income (loss)	$0.35	$0.02	$0.49	$(7.42)	$(3.27)

Shares used in computing diluted per share amounts	58,221,220	44,937,453	38,424,363	37,467,520	37,281,065
Statement of Cash Flow Data:
Cash flow from operating activities	$46,474	$(29,848)	$(80,989)	$35,585	$27,156
Cash flow from investing activities	(15,594)	(14,341)	236,980	42,675	(97,029)
Cash flow from financing activities	(13,420)	24,414	(137,852)	(86,565)	123,254

	Years Ended December 31,

	2003(1)	2002	2001(2)	2000(3)	1999(4)

	(In thousands, except share data)
Balance Sheet Data:
Cash, restricted cash and short-term investments	$80,158	$53,741	$74,030	$52,049	$77,099
Net working capital	115,189	92,350	(63,384)	(160,963)	(39,032)
Total assets	439,300	416,310	432,734	516,213	855,991
Short-term borrowings	297	1,854	103,710	134,431	85,397
Long-term obligations, net	137,116	114,833	4,665	108,291	235,454
Stockholders’ equity	166,877	134,568	94,285	44,151	306,792

(1)	Operating income included $3.9 million in net settlement expenses.

(2)	Revenue, gross profit and operating income included a $13.0 million favorable adjustment as a result of a contract settlement and a $3.4 million reversal of a provision for uncollectible receivables in connection with a contract that was terminated in March 2001. Operating income was negatively impacted by $5.4 million of litigation-related settlement expenses.

(3)	Operating income was negatively impacted by the following: (i) a $53.7 million provision to write down ORBCOMM-related receivables and inventory; (ii) a $15.9 million asset impairment charge and a $3.4 million provision for uncollectible receivables related to a contract ultimately terminated in March 2001; and (iii) an $11.5 million charge in connection with the settlement of a class action lawsuit against the company.

(4)	Operating income was negatively impacted by a $15.2 million asset impairment charge.

(5)	Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted income (loss) per share is calculated using the weighted-average number of common shares and dilutive equivalent shares outstanding during the periods, including the dilutive effect of warrants, options and, for periods in which they were outstanding, the assumed conversion of our convertible subordinated notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

   With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Years Ended December 31, 2003, 2002 and 2001,” “Segment Results,” “Liquidity and Capital Resources” and elsewhere in this Annual Report include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Readers should be cautioned that a number of important factors, including those identified above in “Item 1 — Special Note Regarding Forward-Looking Statements” and “Risks Related to Our Business and Our Industry” may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement.

   We develop and manufacture small space and rocket systems for commercial, military and civil government customers. Our primary products are satellites and launch vehicles, including low-orbit, geosynchronous and planetary spacecraft for communications, remote sensing, scientific and defense missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. We also offer space-related technical services to government agencies and develop and build satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.

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

   The following is a summary of the most critical accounting policies used in the preparation of our consolidated financial statements.

•	Our revenue is derived primarily from long-term contracts. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding our future operations as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, our recorded revenues and gross profits from period to period can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expense, is recorded in the period in which the loss is first estimated.

   Certain contracts include incentive provisions for increased or decreased revenue and profit based on actual performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based on historical experience and other objective criteria. Should our performance under such contracts differ from previous assumptions, current period revenues would be adjusted.

•	Inventory is stated at the lower of cost or estimated market value. Estimated market value is determined based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those previously projected by management, inventory write-downs may be required.

•	We self-construct some of our ground and airborne support equipment and special test equipment utilized in the manufacture, production and delivery of some of our products. We capitalize direct costs incurred in constructing such equipment and certain allocated indirect costs. Recovery of these capitalized costs is subject to the continuation of certain of our long-term contracts and could be adversely impacted by technological changes and innovations.

•	We record a liability in connection with various warranty obligations. Our warranty obligations are affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, a reduction in the deferred tax valuation allowance would be recorded as a tax benefit. In making such a determination, we would consider a number of factors including historical financial results and forecasted taxable income over future years. A reduction in the deferred tax valuation allowance would increase income in the period such determination is made, and in subsequent periods we would record tax provisions based upon pretax income.

Consolidated Results of Operations for the Years Ended December 31, 2003, 2002 and 2001

   Revenues – Our consolidated revenues were $581.5 million, $551.6 million and $415.2 million in 2003, 2002 and 2001, respectively. Consolidated revenues increased in 2003 due to increased revenues in our launch vehicles and advanced programs segment, partially offset by lower revenues in our satellites and related space systems and our transportation management systems (formerly know as electronic systems) segments, as discussed more fully in “Segment Results” below. Consolidated revenues increased in 2002 primarily as a result of revenue growth in our launch vehicles and advanced programs and our satellites and related space systems segments.

   Gross Profit – Our consolidated gross profit was $104.2 million (17.9% of revenues), $91.4 million (16.6% of revenues) and $27.8 million (6.7% of revenues) in 2003, 2002 and 2001, respectively. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.

   Gross profit in 2003 compared to 2002 increased by $16.4 million in our launch vehicles and advanced programs segment and by $5.7 million in our satellites and related space systems segment,

partially offset by a $9.3 million decrease in gross profit in our transportation management systems segment. The increase in gross profit in our launch vehicles and advanced systems segment was largely attributable to increased revenues and profit in our Orbital Boost Vehicle (OBV) missile defense interceptor program and in our space launch vehicle product line. The increase in gross profit in our satellites and related space systems segment was largely attributable to increased gross profit from our geosynchronous satellite product line. The decrease in gross profit in our transportation management systems segment was largely attributable to significant increases in the first half of 2003 in the estimated costs to complete a number of contracts. Under percentage-of-completion accounting for long-term fixed-price contracts, the increased estimates of future costs reduce current revenues and profit recognition because higher future costs mean less progress has been achieved currently toward completion of the contracts. The lower level of progress toward completion of the contracts results in a smaller portion of the total revenues and profits on contracts that are earned and recorded currently.

   Gross profit in 2002 improved significantly compared to gross profit in 2001 as a result of increased revenues, the absence in 2002 of certain charges recorded in 2001 and a reduction in contract losses in 2002 in our satellite manufacturing business. Gross profit in 2001 was adversely affected by a $20.7 million charge in the fourth quarter of 2001 to write down inventory related to the OrbView-3 satellite we were constructing for our former affiliate, Orbital Imaging Corporation (“ORBIMAGE”), and to accrue for the expected remaining costs to complete this contract and by $4.0 million of other contract-related charges. Gross profit in 2001 was also adversely impacted by cost overruns and contract losses related to certain other satellite construction contracts. These charges and contract losses in 2001 were partially offset by a $13.0 million favorable revenue and gross profit adjustment as a result of a contract settlement reached with the National Aeronautics and Space Administration (“NASA”) on a contract that was terminated for convenience in March 2001.

   Research and Development Expenses – Research and development expenses represent our self-funded product research and development activities and exclude direct customer-funded development activities. Research and development expenses were $7.8 million (1.3% of revenues), $4.7 million (0.9% of revenues) and $7.7 million (1.9% of revenues) in 2003, 2002 and 2001, respectively. Research and development expenses increased in 2003 compared to 2002 primarily as a result of enhancements to our Star-2 satellite and development activity on a modified Taurus space launch vehicle. Research and development expenses in 2002 decreased compared to 2001 primarily due to completion of development activity on two advanced programs and lower expenditures on certain satellite development programs, offset partially by increased development activity on the above-mentioned modified Taurus space launch vehicle.

   Selling, General and Administrative Expenses – Selling, general and administrative expenses were $57.0 million (9.8% of revenues), $57.7 million (10.5% of revenues) and $61.6 million (14.8% of revenues) in 2003, 2002 and 2001, respectively. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses, as well as the costs of our finance, legal, administrative and general management functions.

   The slight decrease in selling, general and administrative expenses from 2002 to 2003 was largely due to lower general and administrative expenses in our satellite manufacturing business, offset partially by higher general support costs in connection with our OBV missile defense interceptor program and increased bid and proposal activity on advanced programs. In addition, in 2003 we settled an action we had brought against certain of our insurers seeking reimbursement for defense and settlement costs we had incurred prior to 2002 defending a breach of contract lawsuit. Proceeds to us under the settlement were $1.8 million, of which $0.9 million was recorded as a reduction of previously recorded general and administrative expenses and $0.9 million was recorded as a reduction of settlement expense in 2003.

   The decrease in selling, general and administrative expenses from 2001 to 2002 was primarily attributable to certain charges in 2001 that included a $4.9 million provision for unoccupied office space and facility sublease losses and a $4.3 million provision for estimated unrecoverable amounts related to the OrbView-4 satellite construction program, offset partly by the 2001 reversal of a $3.4 million provision initially recorded in 2000 for receivables on a contract that was terminated for convenience by NASA in March 2001.

   Amortization of Goodwill – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, which was effective for us beginning in 2002, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. Accordingly, the amortization of goodwill was discontinued as of January 1, 2002. Goodwill amortization expense was $6.0 million for 2001.

   Settlement Expense – In 2003, we recorded expenses of $4.8 million in connection with a settlement agreement with ORBIMAGE relating to certain litigation with them. Also during 2003, as discussed above within the caption “Selling, General and Administrative Expenses,” we recorded a $0.9 million reduction of settlement expense in connection with the settlement of an action we had brought against certain of our insurers seeking reimbursement for defense and settlement costs we had incurred prior to 2002 defending a breach of contract lawsuit.

   In 2001, we agreed to settle several disputes that were the subject of arbitration proceedings. The company recorded charges totaling $5.4 million in 2001 for these litigation-related settlements.

   Interest Expense – Interest expense was $18.7 million, $17.5 million and $21.7 million for 2003, 2002 and 2001, respectively. No interest has been capitalized since 2000. Interest expense included $1.8 million, $3.1 million and $3.5 million of amortization of debt issuance costs in 2003, 2002 and 2001, respectively. Interest expense in 2003 and 2002 also included $2.2 million and $1.4 million, respectively, of amortization of debt discount related to our $135 million notes that were issued in August 2002 and were repurchased or redeemed in full in the third quarter of 2003.

   Excluding amortization of debt issuance costs and debt discount, interest expense increased $1.7 million in 2003 as compared to 2002 primarily because during the first eight months of 2002 we incurred lower interest on our 5% convertible notes that were refinanced with higher rate debt in August 2002. Similarly excluding amortization of debt issuance costs and debt discount, interest expense decreased $5.2 million in 2002 as compared to 2001 primarily due to one-time fees incurred in 2001 related to our prior credit facilities and due to lower average borrowings in 2002, partially offset by the impact of higher interest rates on our borrowings in 2002 as compared to 2001.

   Other Income, Net – Other income, net, was $1.3 million, $2.4 million and $5.5 million for 2003, 2002 and 2001, respectively. Interest income and realized gains and losses on investments included in other income totaled $0.7 million, $1.0 million and $1.4 million for 2003, 2002 and 2001, respectively. Other income in 2001 included $3.7 million of insurance proceeds that we received related to the BSAT-2b satellite launch failure in July 2001.

   Allocated Share of Losses of Affiliates – We did not record any income or loss from unconsolidated affiliates in 2003 or 2002. The allocated share of losses of unconsolidated affiliates in 2001 was as follows (in thousands):

ORBIMAGE(1)	$(19,091)
ORBCOMM(2)	(6,500)
Other	(904)

$(26,495)

(1)	As more fully described in Note 5 to the consolidated financial statements, through June 30, 2001, we recognized 100% of the losses of our former affiliate, ORBIMAGE, including preferred stock dividends, in allocated share of losses of affiliates in our statements of operations. No such losses were recognized in 2003, 2002 or in the second half of 2001.

(2)	We accounted for our limited partnership interest in our former affiliate, ORBCOMM Global, L.P. (“ORBCOMM”), using the equity method of accounting through 2000. As a result of ORBCOMM’s Chapter 11 filing in 2000, we wrote off our investment in ORBCOMM in 2000 and we ceased recognizing equity losses for ORBCOMM. ORBCOMM’s liquidating plan of reorganization became effective in the fourth quarter of 2001. In connection with confirmation of the reorganization plan, we contributed approximately 1.7 million shares of our common stock to the ORBCOMM estate and recorded a $6.5 million charge for the fair value of such shares.

   Gain on Reversal of Allocated Losses of Affiliate – In 2003, we recorded a $40.6 million gain in connection with the reversal of our previously recorded liability related to the allocated losses of ORBIMAGE. This gain was recorded as a result of the cancellation of our ownership interest upon the consummation of ORBIMAGE’s Chapter 11 plan of reorganization in December 2003, as further discussed in Note 5 to the accompanying consolidated financial statements.

   Debt Extinguishment Expense – We recorded $38.8 million in debt extinguishment expenses during the third quarter of 2003 associated with our debt refinancing in July 2003, as further described in “Liquidity and Capital Resources.” The debt extinguishment expenses consisted of $20.7 million in accelerated amortization of debt discount on our 12% notes issued in August 2002, $10.1 million in accelerated amortization of debt issuance costs and $8.0 million in prepayment premiums and other expenses.

   Benefit (Provision) for Income Taxes – In 2003, we recorded a $265,000 tax benefit related to the refund of 2002 state taxes. In 2002, we recorded a $265,000 provision for income taxes in connection with the initial estimated state income tax liability. We did not record a provision for U.S. federal income taxes in 2003 or 2002 because we utilized prior net operating losses to offset all U.S. federal taxable income. We did not record an income tax benefit in 2001 related to the loss from continuing operations for that period because such benefit could not be reasonably assured from future operating results.

   For the years ended December 31, 2003 and 2002, we concluded that a full deferred tax valuation allowance is required for the net deferred tax assets, based on our assessment that the realization of those assets does not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” However, it is possible that the “more likely than not” criterion could be met in 2004 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

   Income (Loss) from Continuing Operations before Cumulative Effect of Change in Accounting – Our consolidated income (loss) from continuing operations before cumulative effect of change in accounting was $20.2 million, $13.7 million and ($95.6 million) for 2003, 2002 and 2001, respectively. The increase in income from continuing operations before cumulative effect of change in accounting in 2003 as compared to 2002 was primarily due to increased operating income in 2003. The $109.3 million improvement in 2002 relative to 2001 was primarily due to improved operating results and lower interest expense in 2002, in addition to the absence in 2002 of allocated share of losses of an affiliate, which totaled $26.5 million in 2001.

   Discontinued Operations – During 2001, we sold our interests in several businesses, as described in Note 2 to our 2003 consolidated financial statements. These transactions and certain prior disposal activity resulted in net gains of $0.9 million and $114.7 million in 2002 and 2001, respectively, reported in discontinued operations.

   Cumulative Effect of Change in Accounting – In connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded a $13.8 million impairment loss in 2002 in our transportation management systems segment to write off the remaining net book value of goodwill in this segment. The impairment loss was determined based on a comparison of the fair value of our transportation management systems reporting unit to its carrying value, including goodwill. The fair value of our transportation management systems reporting unit, and the resulting implied fair value of goodwill, were estimated after consideration of letters of interest in respect of purchase offers received by us in early 2002 during our attempts to sell the transportation management systems business. The impairment loss was recorded as a January 1, 2002 cumulative effect of a change in accounting.

   Net Income – Our net income for 2003 was $20.2 million, or $0.35 per diluted share, as compared to $0.8 million, or $0.02 per share, for 2002 and $19 million, or $0.49 per share, for 2001. The increase in net income from 2002 to 2003 was primarily related to increased operating income and the absence in 2003 of the $13.8 million goodwill impairment charge for 2002 discussed above.

   The decrease in net income from 2001 to 2002 was attributable to the $109.3 million increase in income from continuing operations which was more than offset by the impact of the $13.8 million goodwill impairment charge and the decreased income from discontinued operations.

Segment Results

   Our products and services are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems and (iii) transportation management systems (formerly known as electronic systems). Consolidating eliminations and transactions not attributable to or allocated to any segment are reported in Corporate and Other. The following tables summarize revenues and income (loss) from operations from our reportable business segments and corporate and other (in thousands):

	Years Ended December 31,

	2003	2002	2001

Revenues
Launch Vehicles and Advanced Programs	$333,272	$257,851	$146,429
Satellites and Related Space Systems	218,679	232,387	207,745
Transportation Management Systems	36,571	65,469	65,061
Corporate and Other	(7,022)	(4,065)	(3,986)

Total	$581,500	$551,642	$415,249

Income (Loss) from Operations
Launch Vehicles and Advanced Programs	$32,801	$23,643	$19,305
Satellites and Related Space Systems	14,555	5,754	(47,851)
Transportation Management Systems	(7,629)	242	1,553
Corporate and Other	(298)	(600)	(20,560)
Settlement Expense	(3,871)	—	(5,420)

Total	$35,558	$29,039	$(52,973)

   Launch Vehicles and Advanced Programs – Revenues increased by 29% in 2003 as compared to 2002 in large part as a result of increased revenues in our OBV missile defense interceptor program. We are developing and manufacturing interceptor boost vehicles for the U.S. Missile Defense Agency’s Ground-based Midcourse Defense system under a contract with The Boeing Company. During the first quarter of 2003, we successfully launched the first prototype of the OBV interceptor. During the third quarter of 2003, we successfully launched the second OBV interceptor. The OBV program accounted for $161.1 million in revenues, or almost 50% of total segment revenues in 2003, as compared to $119.4 million in revenues in 2002. Our space launch vehicle product line also contributed to the year-over-year increase in revenues, largely due to increased Pegasus launch vehicle activity and work on a contract begun in 2003 to build three Minotaur space launch vehicles for the U.S. Department of Defense. We completed four successful Pegasus launches during 2003 compared to one Pegasus launch in 2002. Higher revenues from our advanced programs in 2003 likewise contributed to increased segment revenues. These revenue increases were offset partially by decreased revenues in our suborbital target vehicle product line, which had fewer launches in 2003 than in 2002.

   Revenues in this segment increased in 2002 as compared to 2001 due primarily to growth in revenues on our OBV missile defense interceptor program. This contract generated $119.4 million and $18.5 million of revenues in 2002 and 2001, respectively. Additionally, continuing progress on several suborbital programs and a new Taurus launch vehicle contract for an international customer contributed to the increase in launch vehicle revenues, offset partially by a reduction in Pegasus launch vehicle revenues in 2002. These increases were partially offset by a reduction in advanced programs revenues in 2002 due primarily to a $13.0 million favorable revenue and income adjustment recorded in 2001 related to a contract that was terminated for convenience by NASA in March 2001.

   Operating income increased by approximately 39% in 2003 as compared to 2002 primarily due to the increased profits from the OBV missile defense interceptor program, our advanced programs and our space launch vehicle product line. Operating income from the OBV missile defense interceptor program accounted for approximately half of the total operating profit in this segment in 2003. The increase in our advanced programs was largely attributable to a favorable contract close-out. The increase in operating income in our space launch vehicle product line for 2003 versus 2002 was largely attributable to increased operating income from Pegasus launch vehicle programs, partially offset by a decrease in operating income from a Taurus program. The Taurus program experienced significant cost increases and a schedule delay in the fourth quarter of 2003. The operating margin in this segment (as a percentage of revenues) was 9.8% in 2003, compared to 9.2% in 2002.

   Operating income for launch vehicles and advanced programs increased in 2002 by $4.3 million, or 22%, as compared to 2001 primarily attributable to the operating income contributed by the OBV missile defense interceptor program, in addition to increases in operating income in 2002 on several other programs and the absence of $4.0 million in other contract-related charges recorded in 2001. These increases in 2002 were offset in part by reductions in our Pegasus space launch services activity and by cost growth on the Supersonic Sea Skimming Target (SSST) development program for the U.S. Navy. Further, operating income for advanced programs decreased in 2002 as compared to 2001 primarily due to the adjustment recorded in 2001 related to a contract that was terminated for convenience by NASA in March 2001, as discussed above, partially offset by lower research and development expenses in 2002 and the absence of a litigation settlement charge recorded in 2001. Additionally, the absence of goodwill amortization in 2002, which was $1.5 million in 2001, contributed to greater operating income in 2001. The operating margin (as a percentage of revenue) was 9.2% in 2002, compared to 13.2% in 2001.

   Satellites and Related Space Systems – Revenues from satellites and related space systems decreased by approximately 6% during 2003 compared to 2002 primarily due to a decline in revenues from our geosynchronous (GEO) communications satellite product line and our technical services business, offset partially by increased revenues from our science, technology and military satellite product line. Our GEO communications satellite product line revenues were $103.1 million in 2003 as compared to $135.2 million in 2002. This decrease in the product line’s revenues was primarily attributable to lower revenues on our PanAmSat contract, which was approximately 80% complete as of year-end 2002, and the absence in 2003 of revenues from the N-STARc satellite that was completed in mid-2002. This decline was offset partially by increased revenue on our TELKOM satellite contract order received in the second half of 2002. The increase in our science, technology and military satellite product line revenues was largely attributable to work on two new scientific satellite contracts begun during 2002.

   Revenues from satellites and related space systems increased in 2002 as compared to 2001 from $207.7 million to $232.4 million due to increases in all of our major satellite and related space systems product lines. The largest increase was from our GEO communications satellite product line with revenues increasing from $118.5 million in 2001 to $135.2 million in 2002. The increase was primarily attributable to production work on three new satellite orders received in late 2001, offset by lower revenues in 2002 from the N-STARc contract that was completed in the third quarter of 2002 as well as lower revenues from two BSAT satellites that were completed in 2001. In our science, technology and military satellite product line, revenues increased $1.6 million in 2002 primarily due to production work on a new scientific satellite contract received in early 2002, offset partially by a decrease in revenue due to completion of a scientific satellite for NASA. Our technical services product line and other revenues increased by $6.3 million, primarily due to work performed in 2002 on a U.S. government research contract.

   Operating income increased from $5.8 million to $14.6 million, or 153%, in 2003 as compared to 2002 largely as a result of improved operating results in the GEO communications satellite product line attributable primarily to increased profits from our BSAT-2c and TELKOM satellite contracts, together with the absence in 2003 of a loss from the N-STARc satellite that was launched in mid-2002. Also contributing to the increase in operating income in this segment was higher operating income in our science, technology and military satellite product line, primarily attributable to income from two new scientific satellite contracts begun during 2002. In addition, operating income for 2003 included three transactions that largely offset each other. First, we recorded charges totaling $4.5 million for increases in the costs to complete the OrbView-3 satellite contract. Second, during 2003 we received a $2.0 million fee associated with the cancellation of a commercial GEO satellite contract. The contract was executed in early 2002, and the customer cancelled the contract in March 2003 as a result of changes to the customer’s strategy and plans prior to the commencement of any work on this satellite. Third, we recorded the impact of the $1.8 million proceeds received in connection with the litigation settlement further discussed in “Settlement Expense” under “Consolidated Results of Operations for the Years Ended December 31, 2003, 2002 and 2001” above. The litigation settlement resulted in an approximately $1.2 million improvement in operating income in 2003, after considering the impact of the settlement on contract profits on a percentage-of-completion basis. The operating margin in this segment (as a percentage of revenues) improved to 6.7% in 2003 as compared to 2.5% for 2002.

   The operating results in our satellites and related space systems segment improved from an operating loss of $47.9 million in 2001 to an operating profit of $5.8 million in 2002. This improvement was due to a number of factors. First, operating results improved due to a reduction in losses and non-recurring development and production costs in our communications satellite product line, primarily associated with the N-STARc and BSAT GEO satellite programs. The launch failure of the BSAT-2b satellite in 2001 contributed to the operating loss in the communications satellite product line in 2001. We received insurance proceeds in connection with the launch failure; however, these proceeds were recorded in 2001 in Other Income, Net, as discussed above in “Other Income, Net” under “Consolidated Results of Operations for the Years Ended December 31, 2003, 2002, and 2001.” Second, our science, technology and military satellite product line experienced significant improvement primarily driven by the absence in 2002 of a loss recorded in connection with the launch failure of the OrbView-4/QuikTOMS mission in 2001 and a significant reduction in charges related to the OrbView-3 program. In the fourth quarter of 2002 we recorded a $2.5 million charge for the expected remaining costs to complete the OrbView-3 satellite, and in the fourth quarter of 2001 we recorded a $20.7 million charge to write down inventory and accrue for the expected remaining costs to complete this satellite. Third, our technical services product line improved in 2002 as compared to 2001 largely due to the sale of satellite inventory that had previously been fully reserved. Finally, beginning in 2002, goodwill amortization was no longer recorded, resulting in an operating profit improvement of $3.2 million.

   Transportation Management Systems – Revenues in our transportation management systems segment decreased from $65.6 million to $36.6 million, or approximately 44%, in 2003 as compared to 2002 primarily due to a reduction in activity on several contracts that were nearing completion at the end of 2003, offset partially by increased revenue on one current contract. Also contributing to the revenue decrease in 2003 were inventory-related charges totaling $1.4 million and unfavorable adjustments totaling $5.0 million in the second quarter of 2003 to the percentage of completion of several contracts as a result of increases in the estimated total costs to complete the contracts. The growth in the estimated costs to complete the contracts was largely due to increased anticipated costs associated with development, testing and deployment of software.

   Revenues from our transportation management systems segment in 2002 were approximately the same as revenues from this segment in 2001. Revenues earned in 2002 on new contracts awarded in late 2001 and early 2002 were offset by decreased revenues in 2002 from various existing contracts.

   Our transportation management systems segment reported a $7.6 million loss in 2003 compared to operating income of $0.2 million in 2002. The operating loss in 2003 was primarily due to the 2003 unfavorable contract and inventory adjustments described above.

   Operating income from our transportation management systems segment decreased $1.3 million in 2002 as compared to 2001 primarily as a result of charges totaling $2.2 million in 2002 to write down excess inventory offset in part by the absence in 2002 of goodwill amortization, which was $1.3 million in 2001.

   Corporate and Other – Corporate and other revenues are comprised solely of the elimination of intercompany revenues. Corporate and other expenses include corporate general and administrative activities that are not attributable to or allocated to the operating segments, as well as consolidating adjustments for intercompany contracts. Corporate and other expenses in 2001 included a $4.3 million provision for potentially unrecoverable amounts related to the OrbView-4 satellite construction program and a $4.9 million provision for unoccupied office space and facility sublease losses. Additionally, corporate and other expenses for 2001 included corporate general and administrative expenses attributed to discontinued operations.

Liquidity and Capital Resources

   Cash Flow from Operating Activities – Cash flow from continuing operations in 2003 was $46.5 million, as compared to a negative $29.8 million in 2002 and a negative $73.0 million in 2001. The net cash flow provided by operating activities in 2003 was primarily attributable to cash generated from operations and a $23.8 million increase in accounts payable and accrued liabilities, offset partially by a $14.3 million increase in receivables and an $11.8 million reduction in deferred revenues. In addition, cash flow from continuing operations in 2003 included a $38.8 million add-back to, and a $40.6 million subtraction from, net income from continuing operations associated with the previously discussed debt extinguishment expenses and reversal of allocated losses of affiliate, respectively.

   In 2002, the $29.8 million net use of cash for continuing operations was primarily attributable to cash used to fund our operations together with a reduction in accounts payable, largely attributable to the payment of a $48.8 million vendor financing obligation. The $73.0 million of cash used in continuing operations in 2001 was primarily attributable to our operating loss and a $39.5 million increase in receivables.

   Cash Flow from Investing Activities – In 2003, we spent $9.6 million for capital expenditures and we increased restricted cash by $9.0 million for letters of credit issued by a financial institution on our behalf. These uses of cash were partially offset by a $3.0 million cash receipt from an escrow account related to the sale of a previously divested business.

   In 2002, we used $15.3 million for capital expenditures and we received $1.0 million from an escrow account related to the sale of the previously divested business.

   In 2001, we received net proceeds of $244.9 million from the sales of discontinued businesses and we used $11.4 million for capital expenditures.

   Cash Flow from Financing Activities – In 2003, we used $147.0 million to pay long-term debt obligations and we received $129.0 million net proceeds from issuances of long-term debt, primarily associated with the July 2003 financing transactions described more fully below. In addition, we received $4.6 million net proceeds from issuances of common stock in connection with stock purchases from employees under our employee stock purchase plan and from the exercise of stock options and warrants.

   In 2002, we received $145.5 million in net proceeds from issuances of long-term debt and warrants and $7.6 million from issuances of common stock and we expended $128.7 million in principal payments on long-term debt. The net proceeds from issuances of long-term debt and warrants included $123.1 million in net proceeds from our sale of notes and warrants in August 2002 and $22.4 million in net proceeds from a term loan. Principal payments on long-term debt consisted primarily of the prepayment of a $25.0 million term loan and our $100.0 million 5% subordinated convertible notes, which were due in 2002, and $3.7 million of principal payments on capital leases and other debt. The cash received from the issuances of shares of common stock was attributable to issuances under our employee stock purchase plan and the exercise of stock options and warrants.

   In 2001, we used $137.9 million for our financing activities. During 2001, we repaid a prior primary credit facility using cash proceeds from the sales of businesses as required under the terms of that credit facility.

   On July 10, 2003, we closed two financing transactions. In the first transaction, we issued $135.0 million of 9% unsecured Senior Notes due 2011 with interest payable semi-annually each January 15 and July 15, starting in 2004. During the third quarter of 2003, we used the net proceeds from this offering, together with available cash on hand, to repurchase or redeem all of our $135.0 million 12% Second Priority Secured Notes due 2006.

   In the second transaction, we replaced our previous $35.0 million revolving line of credit with a new four-year, $50.0 million revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger in a syndicated line of credit. The Revolver bears interest at rates ranging from 2.25% to 3.0% over LIBOR (for LIBOR loans) or from 0.75% to 1.5% over a base rate related to the prime rate (for base rate loans), varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by substantially all of our assets. The Revolver also permits us to reserve up to $40.0 million of the facility for letters of credit, foreign exchange contracts or other arrangements. As of December 31, 2003, there were no borrowings under the Revolver, although $6.0 million of standby letters of credit were issued under the Revolver. As of December 31, 2003, $44.0 million of the Revolver was available for borrowing.

   In connection with these two financing transactions, we recorded $38.8 million of debt extinguishment expenses in 2003, which was comprised of accelerated amortization of unamortized debt discount of $20.7 million on our 12% notes, accelerated amortization of debt issuance costs of $10.1 million and $8.0 million in prepayment premiums and other expenses.

   The new senior notes and the Revolver contain covenants limiting our ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition and the new senior notes contain restrictions on the payment of cash dividends. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, minimum cash balance, fixed charge coverage and consolidated net worth.

   During the third quarter of 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.43% at December 31, 2003.

This arrangement has been designated an effective fair value hedge of $50.0 million of our senior notes. As of December 31, 2003, the fair value of the interest rate swap was $1.8 million, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50.0 million of the senior notes.

   Available Cash and Future Funding – At December 31, 2003, we had $60.9 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

   The following summarizes Orbital’s contractual obligations at December 31, 2003, both on- and off-balance sheet, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Payments Due by Period

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$136.8	$—	$—	$—	$136.8
Capital leases	0.6	0.3	0.3	—	—
Operating leases(1)	140.0	15.2	26.1	25.3	73.4
Purchase obligations(2)	123.3	122.6	0.7	—	—
Other long-term liabilities	2.7	2.5	0.2	—	—

Total	$403.4	$140.6	$27.3	$25.3	$210.2

(1)	Our obligations under operating leases consist of minimum rental commitments under non-cancelable operating leases primarily for office space and equipment.

(2)	Purchase obligations consist of open purchase orders that we had issued to acquire materials, parts or services in future periods.

   Occasionally, certain contracts require us to post performance bonds or letters of credit supporting our performance and refund obligations under the contracts. We had $24.7 million of standby letters of credit outstanding at December 31, 2003, of which $18.7 million was collateralized by our restricted cash and cash equivalents and $6.0 million was issued under the Revolver.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

   At December 31, 2003, we had total receivables of approximately $5.1 million denominated in Japanese yen and $2.3 million denominated in Singapore dollars. We are subject to market risk to the extent that future fluctuations in foreign currency exchange rates impact these receivables.

   From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables denominated in foreign currency. At December 31, 2003, we had no foreign currency forward exchange contracts.

   The fair market value of our $135.0 million of 9% unsecured Senior Notes due 2011 was estimated at approximately $145.1 million at December 31, 2003, based on market trading activity.

   During the third quarter of 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.43% at December 31, 2003. This arrangement has been designated an effective fair value hedge of $50.0 million of our 9% Senior Notes due 2011. As of December 31, 2003, the fair value of the interest rate swap was $1.8 million, which was recorded in other non-current assets with an equal fair value adjustment recorded on the $50.0 million of 9% Senior Notes.

   We have an unfunded deferred compensation plan for senior managers and executive officers, with a total liability balance of $4.4 million at December 31, 2003. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
           Stockholders of Orbital Sciences Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 11, 2004

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	For the Years Ended December 31,

	2003	2002	2001

Revenues	$581,500	$551,642	$415,249
Costs of goods sold	477,273	460,231	387,433

Gross profit	104,227	91,411	27,816
Research and development expenses	7,835	4,671	7,722
Selling, general and administrative expenses	56,963	57,701	61,626
Amortization of goodwill	—	—	6,021
Settlement expense, net	3,871	—	5,420

Income (loss) from operations	35,558	29,039	(52,973)
Interest expense	(18,683)	(17,450)	(21,671)
Other income, net	1,347	2,361	5,525
Allocated share of losses of affiliates	—	—	(26,495)
Gain on reversal of allocated losses of affiliate	40,586	—	—
Debt extinguishment expense	(38,836)	—	—

Income (loss) before income taxes	19,972	13,950	(95,614)
Benefit (provision) for income taxes	265	(265)	—

Income (loss) from continuing operations before cumulative effect of change in accounting	20,237	13,685	(95,614)
Discontinued operations:
Loss from operations	—	—	(155)
Gain on disposal	—	875	114,720

Income from discontinued operations	—	875	114,565
Cumulative effect of change in accounting	—	(13,795)	—

Net income	$20,237	$765	$18,951

Basic earnings per share:
Income (loss) from continuing operations	$0.43	$0.31	$(2.49)
Income from discontinued operations	—	0.02	2.98
Cumulative effect of change in accounting	—	(0.31)	—

Net income	$0.43	$0.02	$0.49

Diluted earnings per share:
Income (loss) from continuing operations	$0.35	$0.30	$(2.49)
Income from discontinued operations	—	0.02	2.98
Cumulative effect of change in accounting	—	(0.30)	—

Net income	$0.35	$0.02	$0.49

Basic shares used in computing per share amounts	46,718,435	43,907,897	38,424,363

Diluted shares used in computing per share amounts	58,221,220	44,937,453	38,424,363

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$60,900	$43,440
Restricted cash and cash equivalents	19,258	10,301
Receivables, net	149,508	135,176
Inventories, net	12,642	17,136
Other current assets	5,496	8,764

Total current assets	247,804	214,817

Property, plant and equipment, net	82,364	88,751
Goodwill	95,293	95,293
Other non-current assets	13,839	17,449

Total Assets	$439,300	$416,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term obligations	$297	$1,854
Accounts payable	24,841	20,212
Accrued expenses	91,185	72,307
Deferred revenues	16,292	28,094

Total current liabilities	132,615	122,467

Long-term obligations, net of current portion	137,116	114,833
Other non-current liabilities	2,692	3,856
Allocated losses of affiliate in excess of cost of investment	—	40,586
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 48,072,580 and 45,610,621 shares outstanding, respectively	480	456
Additional paid-in capital	591,482	579,285
Deferred compensation	(502)	(353)
Accumulated deficit	(424,583)	(444,820)

Total stockholders’ equity	166,877	134,568

Total Liabilities and Stockholders’ Equity	$439,300	$416,310

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive
			Paid-In	Deferred	Income	Accumulated
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total

Balance, December 31, 2000	37,729,476	$377	$515,462	$—	$(7,152)	$(464,536)	$44,151
Shares issued to employees, officers and directors	1,685,593	17	5,619	—	—	—	5,636
Warrants issued for litigation settlement	—	—	11,500	—	—	—	11,500
Shares issued to ORBCOMM and others	1,825,801	18	6,877	—	—	—	6,895
Comprehensive income:
Net income	—	—	—	—	—	18,951	18,951
Translation adjustment	—	—	—	—	7,487	—	7,487
Unrealized loss on short-term investments	—	—	—	—	(335)	—	(335)

Total comprehensive income	—	—	—	—	—	—	26,103

Balance, December 31, 2001	41,240,870	412	539,458	—	—	(445,585)	94,285
Shares issued to employees, officers and directors	3,834,076	39	15,340	—	—	—	15,379
Shares issued for litigation settlement	300,000	3	1,000	—	—	—	1,003
Warrants issued, net of issuance costs	—	—	22,306	—	—	—	22,306
Warrants exercised	35,675	—	123	—	—	—	123
Issuance of restricted stock	200,000	2	1,058	(1,060)	—	—	—
Amortization of deferred compensation	—	—	—	707	—	—	707
Comprehensive income:
Net income	—	—	—	—	—	765	765

Total comprehensive income	—	—	—	—	—	—	765

Balance, December 31, 2002	45,610,621	456	579,285	(353)	—	(444,820)	134,568
Shares issued to employees, officers and directors	2,139,774	21	10,401	—	—	—	10,422
Warrants exercised	122,185	1	436	—	—	—	437
Issuance of restricted stock	200,000	2	1,360	(1,362)	—	—	—
Amortization of deferred compensation	—	—	—	1,213	—	—	1,213
Comprehensive income:
Net income	—	—	—	—	—	20,237	20,237

Total comprehensive income	—	—	—	—	—	—	20,237

Balance, December 31, 2003	48,072,580	$480	$591,482	$(502)	$—	$(424,583)	$166,877

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,

	2003	2002	2001

Operating Activities:
Income (loss) from continuing operations before cumulative effect of change in accounting	$20,237	$13,685	$(95,614)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,008	15,149	22,707
Amortization of debt issuance costs and debt discount	4,056	4,459	3,472
Allocated share of losses of affiliates	—	—	26,495
Gain on reversal of allocated losses of affiliate	(40,586)	—	—
Debt extinguishment expense	38,836	—	—
Stock-based compensation and contributions to defined
contribution plan	7,280	6,136	4,208
Other	—	2,141	949
Changes in assets and liabilities, net of divestitures:
Receivables	(14,332)	(9,692)	(39,500)
Inventories	4,494	2,648	12,600
Other assets	(355)	(2,743)	(9,353)
Accounts payable and accrued expenses	23,837	(64,459)	18,613
Deferred revenue	(11,802)	4,208	(19,490)
Other liabilities	(1,199)	(1,380)	1,900

Net cash provided by (used in) continuing operations	46,474	(29,848)	(73,013)
Net cash used in discontinued operations	—	—	(7,976)

Net cash provided by (used in) operating activities	46,474	(29,848)	(80,989)

Investing Activities:
Capital expenditures	(9,578)	(15,341)	(11,369)
Escrow proceeds received related to former business disposition	3,000	1,000	—
Increase in cash restricted for letters of credit, net	(9,016)	—	—
Net proceeds from sales of subsidiary equity and assets	—	—	244,863

Net cash provided by (used in) continuing operations	(15,594)	(14,341)	233,494
Net cash provided by discontinued operations	—	—	3,486

Net cash provided by (used in) investing activities	(15,594)	(14,341)	236,980

Financing Activities:
Short-term borrowings (repayments), net	—	—	(8,145)
Principal payments on long-term obligations	(146,952)	(128,729)	(156,273)
Net proceeds from issuances of long-term obligations	128,962	145,502	30,000
Net proceeds from issuances of common stock	4,570	7,641	1,016

Net cash provided by (used in) continuing operations	(13,420)	24,414	(133,402)
Net cash used in discontinued operations	—	—	(4,450)

Net cash provided by (used in) financing activities	(13,420)	24,414	(137,852)

Net increase (decrease) in cash and cash equivalents	17,460	(19,775)	18,139
Cash and cash equivalents, beginning of period	43,440	63,215	45,076

Cash and cash equivalents, end of period	$60,900	$43,440	$63,215

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

Business Operations

   Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small space and rocket systems for commercial, military and civil government customers. The company’s primary products are satellites and launch vehicles, including low-orbit, geosynchronous and planetary spacecraft for communications, remote sensing, scientific and defense missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. Orbital also offers space-related technical services to government agencies and develops and builds satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.

Principles of Consolidation

   The consolidated financial statements include the accounts of Orbital and its wholly owned subsidiaries. As of December 31, 2003, the company had no partially owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Preparation of Consolidated Financial Statements

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.

   Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

Revenue Recognition

   Orbital’s revenue is derived primarily from long-term contracts. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenues on long-term fixed-price contracts are generally recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations of Orbital as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and the company’s profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, the company’s recorded revenues and gross profits from period to period can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expenses, is recorded in the period in which the loss is first estimated.

   Certain contracts include incentive provisions for increased or decreased revenue and profit based on actual performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria. Should Orbital’s performance under such contracts differ from previous assumptions, current period revenues would be adjusted.

Comprehensive Income (Loss)

   Orbital’s comprehensive income (loss) is presented in the consolidated statements of stockholders’ equity. Comprehensive income in the years ended December 31, 2003 and 2002 was equal to net income. Accumulated other comprehensive income as of December 31, 2003 and 2002 was $0. Other comprehensive income (loss) in 2001 consisted primarily of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Hedging Activity

   Orbital occasionally uses forward contracts and interest rate swaps to manage certain foreign currency and interest rate exposures, respectively. Derivative instruments, such as forward contracts and interest rate swaps, are viewed as risk management tools by Orbital and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. All derivative instruments are recorded on the balance sheet at fair value. The ineffective portion of all hedges, if any, is recognized currently in earnings.

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

Buildings	20 years
Machinery, equipment and software	3 to 12 years
Leasehold improvements	Shorter of estimated useful life or lease term

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

Income Taxes

   Orbital accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The company records valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

Stock-Based Compensation

   The company has a Stock Option and Incentive Plan, which is described more fully in Note 10. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” requires companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The company continues to apply the provisions of APB 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148. Under APB 25, the company has not recorded any stock-based employee compensation cost associated with the company’s stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

   The company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for 2003, 2002 and 2001 are summarized as follows:

	2003	2002	2001

Additional shares authorized for grant at December 31	1,535,279	4,101,991	1,192,999
Volatility	66%	67%	64%
Risk-free interest rate	1.7%	3.9%	4.1%
Weighted-average fair value per share at grant date	$3.35	$5.31	$3.75
Expected dividend yield	—	—	—
Average expected life of options (years)	4.5	4.5	4.5

   The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net income, as reported	$20,237	$765	$18,951
Deduct: Net stock-based employee compensation expense determined under fair value based method	(4,464)	(3,466)	(5,627)

Pro forma net income (loss)	$15,773	$(2,701)	$13,324

Net income (loss) per share:
Basic — as reported	$0.43	$0.02	$0.49
Basic — pro forma	$0.34	$(0.06)	$0.35
Diluted — as reported	$0.35	$0.02	$0.49
Diluted — pro forma	$0.27	$(0.06)	$0.35

   Net income and basic and diluted net income per share in 2001 include compensation expense related to stock option plans of discontinued operations. Pro forma net income (loss) reflects only options granted through 2003 and, therefore, may not be representative of the effects for future periods.

Earnings Per Share

   Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share include the weighted-average effect of all dilutive securities outstanding during the periods. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations.

   The following table presents the shares used in computing basic and diluted earnings per share for the years ended December 30, 2003 and 2002 (in thousands):

	Years Ended
	December 31,

	2003	2002

Weighted average of outstanding shares for basic EPS	46,718	43,908
Dilutive effect of outstanding stock options	1,641	718
Dilutive effect of outstanding stock warrants	9,742	311
Dilutive effect of restricted stock	120	—

Shares for diluted EPS	58,221	44,937

   In 2003, diluted weighted-average shares outstanding excluded the effect of 2.3 million stock options that were anti-dilutive. In 2002, diluted weighted-average shares outstanding excluded the effect of 3.4 million stock options and 16.5 million warrants that were anti-dilutive. If the company had reported income from continuing operations in 2001, diluted average shares would have been approximately 42.0 million.

Cash Equivalents, Restricted Cash and Short-Term Investments

   Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of 90 days or less. Restricted cash and short-term investments consist of compensating cash balances for contractual obligations and investments in securities that do not meet the definition of cash equivalents.

   Orbital classifies investments in debt and equity securities as either available-for-sale or trading securities and, accordingly, reports such investments at fair value. The company did not have any such securities as of December 31, 2003 or 2002. Any temporary difference between the fair value and the underlying cost of the available-for-sale securities is excluded from current period earnings and is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Temporary differences between the fair value and the underlying cost of trading securities are included in net investment income.

Inventories

   Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (“FIFO”) or specific identification basis. Given the specialized nature of certain inventory items, recoverability could be impaired should future demand for the company’s products decline.

Inventory primarily consists of piece parts, subassemblies and materials acquired to be utilized in production contracts.

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

   In connection with the adoption of SFAS No. 142 in 2002, the company completed its assessment of goodwill impairment and as a result recorded a $13.8 million impairment loss in its transportation management systems segment (formerly known as electronic systems) to write off the remaining net book value of goodwill in this segment. The impairment loss was determined based on a comparison of the fair value of the company’s transportation management systems reporting unit to its carrying value, including goodwill. The fair value of the company’s transportation management systems reporting unit, and the resulting implied fair value of goodwill, were estimated after consideration of letters of interest in respect of purchase offers received by the company in early 2002 during its attempts to sell the transportation management systems business. The impairment loss was recorded as a January 1, 2002 cumulative effect of a change in accounting.

   The following table adjusts the reported loss from continuing operations for the year ended December 31, 2001 and the related basic and diluted per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

Reported loss from continuing operations	$(95,614)
Goodwill amortization	6,021

Adjusted loss from continuing operations	$(89,593)

Reported loss per share from continuing operations	$(2.49)
Goodwill amortization	0.16

Adjusted loss per share from continuing operations	$(2.33)

   Excluding goodwill amortization, 2001 net income would have been $25.0 million ($0.65 per share).

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

   During the years ended December 31, 2002 and 2001, the company recorded $0.9 million and $0.5 million, respectively, of income for post-closing adjustments related to operations discontinued in prior years.

   The following summarizes the operating results of discontinued operations (in thousands):

	Years Ended
	December 31,

	2002	2001

Revenues:
Magellan and NavSol	$—	$43,900
MDA	—	120,142
Sensors and other	—	23,603

	$—	$187,645

Income (loss) from operations:
Magellan and NavSol	$—	$(3,166)
MDA	—	2,218
Sensors and other	—	793

	—	(155)

Gain (loss) on disposal:
Magellan and NavSol	$(150)	$(4,206)
MDA	929	111,340
Sensors and other	96	7,586

	875	114,720

Income from discontinued operations	$875	$114,565

3. Special Gains and Charges

   During 2003 and 2001, the company recorded the following special gains and charges in income (loss) from operations:

   As described more fully in Note 5, during 2003 the company recorded $4.8 million in settlement expenses related to a settlement of litigation with its former affiliate, Orbital Imaging Corporation (“ORBIMAGE”). Also in 2003, the company settled an action it had brought against certain of its insurers seeking reimbursement for defense and settlement costs the company had incurred several years earlier defending a breach of contract lawsuit. Proceeds to Orbital under the settlement were $1.8 million, of which $0.9 million was recorded as a reduction of settlement expense and $0.9 million was recorded as a reduction of previously recorded general and administrative expenses.

   In 2001, the company agreed to settle several disputes that were the subject of arbitration proceedings. The company recorded charges totaling $5.4 million in 2001 for these litigation-related settlements.

   In 2001, the company recorded a favorable revenue and net income adjustment of $13.0 million ($0.34 per common and diluted share) in connection with the settlement and close out of a contract with NASA that had been terminated in March 2001. Also in 2001, the company reversed a previously recorded $3.4 million provision for uncollectible receivables related to the same contract.

   Orbital recorded a provision totaling $4.9 million in 2001 for unoccupied office space and facility sublease losses. This provision was recorded in selling, general and administrative expenses.

   In 2001, the company issued warrants in connection with the settlement of a class action lawsuit. Under the settlement agreement, the warrants were determined to have a fair value of $11.5 million (see Note 10).

4. Industry Segment Information

   Orbital products and services are grouped into three reportable segments: (i) launch vehicles and advanced programs, (ii) satellites and related space systems, and (iii) transportation management systems (formerly known as electronic systems). Reportable segments are generally organized based upon product lines. All other activities of the company, as well as consolidating eliminations and adjustments, are reported in corporate and other. Corporate office general and administrative expenses that have not been attributed to a particular segment are reported in corporate and other. The company’s investments in, as well as its share of the income or loss of unconsolidated affiliates, are also included in corporate and other.

   Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. There were no significant sales or transfers between segments. Substantially all of the company’s assets and operations are located within the United States.

   The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,

	2003	2002	2001

Launch Vehicles and Advanced Programs:
Revenues	$333,272	$257,851	$146,429
Operating income(1)	32,801	23,643	17,305
Identifiable assets	126,960	131,863	114,403
Capital expenditures	5,228	4,965	1,424
Depreciation and amortization	5,805	5,798	7,780
Satellites and Related Space Systems:
Revenues	$218,679	$232,387	$207,745
Operating income (loss)(1)	14,555	5,754	(50,851)
Identifiable assets	149,933	137,644	132,047
Capital expenditures	2,786	7,356	6,177
Depreciation and amortization	5,705	5,032	8,945
Transportation Management Systems:
Revenues	$36,571	$65,469	$65,061
Operating income (loss)	(7,629)	242	1,553
Identifiable assets	37,596	43,312	66,749
Capital expenditures	266	555	548
Depreciation and amortization	787	804	2,163
Corporate and Other:
Revenues	$(7,022)	$(4,065)	$(3,986)
Operating loss(1)	(4,169)	(600)	(20,980)
Allocated share of losses of affiliates	—	—	(26,495)
Identifiable assets	124,811	103,491	119,535
Capital expenditures	1,298	2,465	3,220
Depreciation and amortization	3,711	3,515	3,819
Consolidated:
Revenues	$581,500	$551,642	$415,249
Operating income (loss)(1)	35,558	29,039	(52,973)
Allocated share of losses of affiliates	—	—	(26,495)
Identifiable assets	439,300	416,310	432,734
Capital expenditures	9,578	15,341	11,369
Depreciation and amortization	16,008	15,149	22,707

(1)	In 2003 and 2001, the company recorded net settlement expenses of $3.9 million and $5.4 million, respectively, (see Note 3) that impacted operating income as follows (in thousands):

	Years Ended
	December 31,

	2003	2001

Launch Vehicles and Advanced Programs	$—	$2,000
Satellites and Related Space Systems	(913)	3,000
Corporate and Other	4,784	420

Consolidated	$3,871	$5,420

Export Sales and Major Customers

   Orbital’s revenues by geographic area were as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

United States	$469,997	$488,116	$376,065
East Asia	111,503	63,347	38,904
Other	—	179	280

Total	$581,500	$551,642	$415,249

   Approximately 67%, 58% and 55% of the company’s revenues in 2003, 2002 and 2001, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government’s prime contractors. Customers that accounted for 10% or more of consolidated revenue in 2003 were The Boeing Company, U.S. Department of Defense and NASA.

5. Investments in and Transactions with Affiliates

   The company did not record any income or loss from unconsolidated affiliates in 2003 or 2002. The allocated share of losses of affiliates in 2001 was as follows (in thousands):

ORBIMAGE	$(19,091)

ORBCOMM	(6,500)

Other	(904)

$(26,495)

ORBIMAGE

   Equity Investment Accounting — In December 2003, the company’s former affiliate, Orbital Imaging Corporation (“ORBIMAGE”), consummated a plan of reorganization under Chapter 11 of the U.S. Federal Bankruptcy Code that resulted in the cancellation of Orbital’s equity ownership interest in ORBIMAGE. Prior to cancellation of the ownership interest, Orbital owned 99.9% of the common stock of ORBIMAGE. The company used the equity method of accounting for its ownership interest in ORBIMAGE, in accordance with company policy to use the equity method of accounting for affiliates that the company has the ability to significantly influence but not control.

   Through June 30, 2001, the company recognized 100% of ORBIMAGE’s losses, including preferred stock dividends, in accordance with Accounting Principles Board No. 18 (“APB 18”), as the company was otherwise committed to provide additional funding to ORBIMAGE. The company ceased recognizing ORBIMAGE losses as of July 1, 2001, as the company determined at that time that it would not provide any future funding to ORBIMAGE beyond what was then contemplated. As of June 30, 2001 and through December 31, 2003, the recognized losses exceeded the company’s investment in ORBIMAGE by $40.6 million and such amount has been reported as “allocated losses of affiliate in excess of cost of investment” on Orbital’s consolidated balance sheet. In connection with the December 2003 cancellation of Orbital’s ownership interest in ORBIMAGE, the company recorded a $40.6 million gain in December 2003 to reverse the company’s previously recorded liability related to the allocated losses of ORBIMAGE. ORBIMAGE’s 2003 financial results had no effect on and bear no correlation to Orbital’s financial results in 2003. Therefore, ORBIMAGE’s 2003 financial statements have not been filed in Orbital’s 2003 Annual Report on Form 10-K since such financial statements are not material.

   Settlement Agreement — In February 2003, a settlement agreement was approved among ORBIMAGE, Orbital, the Official Committee of Unsecured Creditors of ORBIMAGE, and two officers/directors of Orbital named as defendants in a previous complaint filed by ORBIMAGE (the “Settlement Agreement”). The Settlement Agreement provided for mutual releases of all claims to take effect upon launch of the OrbView-3 satellite by Orbital and payment by Orbital of $2.5 million to ORBIMAGE. The Settlement Agreement also provided that were ORBIMAGE to reorganize under a plan of reorganization that satisfied certain conditions, Orbital would be entitled to receive, in consideration for the $2.5 million settlement payment, $2.5 million in notes from ORBIMAGE’s successor company.

   Upon the successful launch of the OrbView-3 satellite in the second quarter of 2003, Orbital paid $2.5 million to ORBIMAGE, litigation claims were dismissed and the mutual release provisions of the Settlement Agreement took effect. Since there was no assurance that Orbital would recover any of this amount in ORBIMAGE’s liquidation or reorganization, Orbital recorded the $2.5 million payment as a settlement expense in the second quarter of 2003. In addition, as part of the settlement, Orbital paid $2.3 million of delay penalties during 2003, recorded as settlement charges, in connection with the launch and check-out of the OrbView-3 satellite. No further delay penalties are owed.

   On December 31, 2003, ORBIMAGE’s plan of reorganization became effective and Orbital received $2.5 million of ORBIMAGE’s Senior Subordinated Notes due 2008. In January 2004, the company sold the notes to a third party financial institution for $2.5 million. Orbital will record the sale of the notes as an increase to operating income in the first quarter of 2004. Orbital does not have any equity investment in ORBIMAGE’s successor company.

   Procurement Agreement — Under a fixed-price procurement agreement between Orbital and ORBIMAGE, Orbital produced and launched ORBIMAGE’s satellites. Since 2000, Orbital has not recorded any revenues in connection with this procurement agreement since there had been no assurance that Orbital would realize the amounts due from ORBIMAGE. In 2001, Orbital recorded a $20.7 million charge to cost of goods sold to write down inventory related to the OrbView-3 satellite and launch vehicle and to accrue for estimated remaining costs to complete that contract. In 2002 and 2003, the company recorded additional charges of $2.5 million and $4.5 million, respectively, to accrue for increases in the estimated remaining costs to complete the contract. The OrbView-3 satellite was successfully launched in 2003.

   In September 2001, Orbital’s Taurus rocket, which was carrying the OrbView-4 satellite for ORBIMAGE, did not achieve the mission’s intended orbit and the satellite was lost. The company recorded a $4.3 million provision in selling, general and administrative expenses in the third quarter of 2001 to fully reserve the remaining receivables from ORBIMAGE pertaining to the OrbView-4 satellite since there was no assurance that the company would be able to recover this amount. In addition, in 2001, Orbital paid $5.0 million to ORBIMAGE in satisfaction of launch delay penalties and recorded this charge as a contract cost.

ORBCOMM

   Orbital accounted for its limited partnership interest in former affiliate ORBCOMM Global, L.P. (“ORBCOMM”) using the equity method of accounting through 2000. As a result of ORBCOMM’s Chapter 11 filing in 2000, Orbital wrote off its investment in ORBCOMM in 2000 and ceased recognizing equity losses for ORBCOMM. On December 31, 2001, ORBCOMM’s liquidating plan of reorganization became effective. Pursuant to the liquidating plan, in the fourth quarter of 2001, the company contributed approximately 1.7 million shares of its common stock to the ORBCOMM estate and, as a consequence, recorded a $6.5 million charge for the fair value of such shares. This charge was reported in “allocated share of losses of affiliates” on the accompanying consolidated statement of operations.

6.	Balance Sheet Accounts

Restricted Cash and Cash Equivalents

   At December 31, 2003, the company had $19.3 million of cash and cash equivalents restricted primarily to collateralize outstanding letters of credit. At December 31, 2002, the company had $10.3 million of cash and cash equivalents restricted primarily to collateralize outstanding letters of credit and foreign exchange hedging contracts.

Inventory

   Inventories consisted of the following (in thousands):

	December 31,

	2003	2002

Inventories	$15,475	$20,369

Allowance for inventory obsolescence	(2,833)	(3,233)

Total	$12,642	$17,136

   Substantially all of the company’s inventory consisted of component parts and raw materials.

Receivables

   The components of receivables were as follows (in thousands):

	December 31,

	2003	2002

Billed	$55,812	$76,148

Unbilled recoverable costs and accrued profit	87,535	59,167

Retainages due upon contract completion	6,348	1,947

Allowance for doubtful accounts	(187)	(2,086)

Total	$149,508	$135,176

   Approximately 86% of unbilled recoverable costs and accrued profit and retainages at December 31, 2003 are due within one year and will be billed on the basis of contract terms and delivery schedules. At December 31, 2003 and 2002, $27.8 million and $4.6 million, respectively, were receivable from non-U.S. customers.

   The accuracy and appropriateness of Orbital’s direct and indirect costs and expenses under its government contracts, and, therefore, its receivables recorded pursuant to such contracts, are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate governmental agencies. These agencies have the right to challenge Orbital’s direct and indirect costs charged to any such contract. Additionally, portions of the payments to the company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.

Property, Plant and Equipment

   Property, plant and equipment consisted of the following (in thousands):

	December 31,

	2003	2002

Land	$4,061	$4,061

Buildings and leasehold improvements	37,330	36,640

Furniture, fixtures and equipment	119,657	126,015

Software and other	14,633	15,891

Accumulated depreciation and amortization	(93,317)	(93,856)

Total	$82,364	$88,751

   Depreciation expense for the years ended December 31, 2003, 2002, and 2001 amounted to $16.0 million, $15.1 million and $22.7 million, respectively.

Accrued Expenses

   Accrued expenses consisted of the following (in thousands):

	December 31,

	2003	2002

Payroll, payroll taxes and fringe benefits	$28,086	$25,719
Accrued subcontractor costs	32,396	13,056
Accrued interest	4,544	5,743
Accrued losses on fixed-price contracts	2,500	9,055
Accrued warranty obligations	5,020	4,554
Other	18,639	14,180

Total	$91,185	$72,307

Warranties

   The company occasionally assumes warranty obligations in connection with certain contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. During 2003 and 2002, activity in the warranty liability consisted of the following (in thousands):

	December 31,

	2003	2002

Balance at January 1	$4,554	$3,691
Accruals during the year	1,473	2,430
Charges incurred during the year	(1,007)	(1,567)

Balance at December 31	$5,020	$4,554

7.	Debt Obligations

   The following table sets forth long-term obligations, excluding capital lease obligations (see Note 8) (in thousands):

	December 31,

	2003	2002

9% Senior Notes, interest due semi-annually, principal due in July 2011	$135,000	$—
Interest rate swap fair value hedge adjustment on $50 million of 9% Unsecured Senior Notes	1,847	—
12% Second Priority Secured Notes, interest due semi-annually, principal due in August 2006, net of unamortized discount of $22,960	—	112,040

	136,847	112,040
Less current portion	—	—

Long-term portion	$136,847	$112,040

2003 Transactions

   On July 10, 2003, the company closed two financing transactions. In the first transaction, Orbital issued $135.0 million of 9% unsecured Senior Notes due 2011 with interest payable semi-annually each January 15 and July 15, starting in 2004. During the third quarter of 2003, the company used the net proceeds from this offering, together with available cash on hand, to repurchase or redeem all of the company’s $135.0 million 12% Second Priority Secured Notes due 2006. The fair value of the 9% senior notes at December 31, 2003 was estimated at approximately $145.1 million, based on market trading activity.

   In the second transaction, the company replaced its previous $35.0 million revolving line of credit with a new four-year, $50.0 million revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger in a syndicated line of credit. The Revolver bears interest at rates ranging from 2.25% to 3.0% over LIBOR (for LIBOR loans) or from 0.75% to 1.5% over a base rate related to the prime rate (for base rate loans), varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by substantially all of our assets. The Revolver also permits the company to reserve up to $40.0 million of the facility for letters of credit, foreign exchange contracts or other arrangements. As of December 31, 2003, there were no borrowings under the Revolver, although $6.0 million of standby letters of credit were issued under the Revolver. As of December 31, 2003, $44.0 million of the Revolver was available for borrowing.

   In connection with these two financing transactions, the company recorded $38.8 million of debt extinguishment expenses in 2003, which was comprised of accelerated amortization of unamortized debt discount of $20.7 million on our 12% notes, accelerated amortization of debt issuance costs of $10.1 million, and $8.0 million in prepayment premiums and other expenses.

   The new senior notes and the Revolver contain covenants limiting the company’s ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition and the new senior notes contain restrictions on the payment of cash dividends. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, minimum cash balance, fixed charge coverage and consolidated net worth. As of December 31, 2003, the company was in compliance with all of these covenants.

   During the third quarter of 2003, the company entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby the company receives fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.43% at December 31, 2003. This arrangement has been designated an effective fair value hedge of $50.0 million of the company’s 9% Senior Notes due 2011. As of December 31, 2003, the fair value of the interest rate swap was $1.8 million, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50.0 million of the senior notes.

2002 Transactions

   On March 1, 2002, Orbital entered into a three-year credit facility with Foothill Capital Corporation (“Foothill”) as arranger and agent. The facility provided for total borrowings of up to $60.0 million, including (i) a $25.0 million term loan (the “Term Loan”) and (ii) a $35.0 million revolver (the “Foothill Revolver”). The Term Loan had an interest rate equal to the prime rate publicly announced from time to time by Wells Fargo Bank, National Association (the “Prime Rate”) plus 6%, but not less than 11%. Borrowings under the Foothill Revolver accrued interest at a rate equal to the Prime Rate plus 2.25%, but not less than 7%. Upon closing the facility, the company borrowed the entire $25.0 million available under the Term Loan, which provided $22.4 million in net proceeds to the company after deducting transaction fees and expenses. The entire Term Loan was prepaid from the proceeds of the company’s August 2002 $135.0 million financing transaction, discussed below. As of December 31, 2002, there were no borrowings under the Foothill Revolver. The Foothill credit facility was terminated in the third quarter of 2003 in connection with the 2003 financing transactions discussed above.

   On August 22, 2002, Orbital raised gross proceeds of $135.0 million through the sale of 135,000 units, each consisting of $1,000 aggregate principal amount of 12% second priority secured notes due 2006 (the “Notes”) and one warrant to purchase up to 122.23 shares of Orbital’s common stock at an exercise price of $3.86 per share. Orbital used the $123.1 million net proceeds from the offering, together with available cash, to prepay the $25.0 million Term Loan discussed above and to repay its $100.0 million 5% subordinated convertible notes due October 1, 2002. Interest on the Notes was payable semi-annually each February 15 and August 15. During 2003, the Notes were prepaid in full from the proceeds of the 9% senior notes that were issued in July 2003, as discussed above.

   The issuance of the 135,000 warrants was recorded based on their relative fair value at the date of issuance, determined using the Black-Scholes option-pricing model. The issuance was recorded as an increase to stockholders’ equity and debt discount in the amount of $24.4 million at the issuance date.

8. Commitments and Contingencies

Leases

   Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) at December 31, 2003 were as follows (in thousands):

	Operating	Capital

2004	$15,219	$314

2005	13,658	159

2006	12,474	69

2007	12,545	43

2008	12,672	—

Thereafter	73,393	—

	$139,961	585

Less interest		(19)

Less current portion		(297)

Long-term portion		$269

   Rent expense for 2003, 2002 and 2001 was approximately $14.4 million, $16.1 million and $13.3 million, respectively. The recorded amounts of capital lease obligations approximate their fair values.

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

Financial Guarantees

   Occasionally, certain contracts require the company to post performance bonds or letters of credit supporting Orbital’s performance and refund obligations under the contracts. Orbital had $24.7 million of standby letters of credit outstanding at December 31, 2003, of which $18.7 million was collateralized by restricted cash and cash equivalents and $6.0 million was issued under the Revolver. At December 31, 2002, Orbital had $24.9 million of standby letters of credit outstanding, of which

$10.2 million was collateralized by restricted cash and cash equivalents and $14.7 million was issued under the Foothill Revolver.

9. Income Taxes

   The benefit for income taxes in 2003 was solely attributable to the refund of state income taxes paid in 2002. The provision for income taxes in 2002 consisted solely of the accrual of initially estimated state income taxes. There was no current or deferred income tax provision or benefit for 2001. The income tax provisions from continuing operations were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

	Years Ended
	December 31,

	2003	2002	2001

U.S. Federal statutory rate	35.0%	35.0%	(35.0)%

Changes in valuation allowance	34.6	(37.8)	29.0

Investments in affiliates	(70.2)	—	7.3

Intangible amortization	—	—	2.2

State taxes	(5.0)	4.0	(3.2)

Other, net	4.3	0.7	(0.3)

Effective rate	(1.3)%	1.9%	0.0%

   The tax effects of significant temporary differences were as follows (in thousands):

	As of December 31,

	2003	2002

Deferred Tax Assets:

U.S. Federal and state net operating loss carryforward	$210,791	$189,169

Other accruals and reserves	27,320	42,223

Percentage-of-completion accounting	3,257	3,233

U.S. Federal tax credit carryforward	2,809	2,933

Intangible assets	2,049	2,873

Total deferred tax assets	246,226	240,431

Valuation allowance	(245,157)	(232,244)

Deferred tax assets, net	1,069	8,187

Deferred Tax Liabilities:

Excess deductions for tax reporting purposes	(141)	(4,564)

Excess tax depreciation	(928)	(3,623)

Total deferred tax liabilities	(1,069)	(8,187)

Net deferred taxes	$—	$—

   At December 31, 2003, the company had U.S. federal net operating loss carryforwards (portions of which expire beginning in 2004 through 2023) of approximately $538.4 million, and U.S. research and experimental tax credit carryforwards of approximately $2.8 million (portions of which expire beginning in 2004 through 2008). Such net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions. For the years ended December 31, 2003 and 2002, Orbital concluded that a full deferred tax valuation allowance is required for the net deferred tax assets, based on the company’s assessment that the realization of those assets does not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” However, it is possible that the “more likely than not” criterion could be met in 2004 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

10. Warrants, Common Stock and Stock Option Plans

   In August 2002, the company issued 135,000 warrants to purchase approximately 16.5 million shares of the company’s common stock, as part of a sale of units consisting of notes and warrants (see Note 7). Each warrant is exercisable for up to 122.23 shares of Orbital’s common stock at an exercise price of $3.86 per share, for a period of four years from the date of their issuance. The issuance of the 135,000 warrants was recorded based on their relative fair value at the date of issuance, determined using the Black-Scholes option-pricing model. As of December 31, 2003, 8,478 of these warrants had been exercised.

   In August 2001, the company issued warrants in connection with the settlement of a class action lawsuit (see Note 3). The settlement agreement specified that the company would issue warrants exercisable for three years at a price equal to 90% of the company’s average closing stock price for the 10-day period beginning 12 days prior to a settlement hearing in August 2001, resulting in an exercise price of $4.82 per warrant. The settlement agreement further specified that the Black-Scholes option-pricing model should be used to calculate the fair value per warrant and that the resulting number of warrants to be issued should have a fair value in the aggregate equal to $11.5 million. Accordingly, the company determined the value per warrant to be approximately $2.48 based on the Black-Scholes model and issued a total of 4,631,121 warrants. As of December 31, 2003, 112,382 of these warrants had been exercised.

   In January 2000, the company issued 100,000 warrants to the banks that were party to the company’s then primary credit facility. Each warrant is exercisable for one share of the company’s common stock at an exercise price of $0.01 per share, for a period of five years from the date of their issuance. As of December 31, 2003, 51,500 of these warrants had been exercised.

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

   In 1999, the company adopted an Employee Stock Purchase Plan (“ESPP”) for employees of the company. The ESPP has quarterly offering periods and allows employees to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of the offering period. During the three years ended December 31, 2003, employees purchased approximately 3.0 million shares of Orbital’s common stock under the ESPP.

   In both 2003 and 2002, the company issued 200,000 restricted shares of common stock to officers of the company. In connection with the issuances, in 2003 and 2002 the company recorded $1.4 million and $1.1 million, respectively, of deferred compensation in stockholders’ equity that is being amortized as compensation expense over the restriction period.

   As of December 31, 2003, the company’s 1997 Stock Option and Incentive Plan, as amended (the “1997 Plan”), provided for awards of up to 10.6 million incentive or non-qualified stock options and shares of restricted stock to employees, directors, consultants and advisors of the company and its subsidiaries. Under the terms of the 1997 Plan, options may not be issued at less than 100% of the fair market value of the company’s common stock on the date of grant. Options under the 1997 Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant. Options expire no more than ten years following the grant date. The 1997 Plan provides for automatic grants of non-qualified stock options to nonemployee directors of the company. The company also has options outstanding that were issued pursuant to two predecessor plans to the 1997 Plan.

   In the fourth quarter of 2002, the company offered a stock option exchange program to certain employees, pursuant to which 1,185,513 options previously granted under the 1997 Plan, each with an exercise price greater than $12.25 per common share, were cancelled. The company granted 870,928 new options in 2003 under the 1997 Plan, more than six months after the cancellation of the prior options.

   The following two tables summarize information regarding the company’s stock options for the last three years:

			Weighted
			Average	Outstanding
	Number of	Option Price	Exercise	and
Options	Shares	Per Share	Price	Exercisable

Outstanding at December 31, 2000	6,975,001	$3.51-$43.31	$19.86	4,409,970

Granted	3,138,499	1.30-4.30	3.75

Exercised	—	—	—

Cancelled or expired	(1,997,120)	3.51-36.50	24.94

Outstanding at December 31, 2001	8,116,380	1.30-43.31	14.03	4,753,881

Granted	607,500	2.95-6.15	5.31

Exercised	(174,783)	3.80-4.43	4.00

Cancelled or expired	(2,425,370)	3.45-43.31	21.58

Outstanding at December 31, 2002	6,123,727	1.30-43.31	10.53	4,397,349

Granted	2,492,428	4.33-8.95	6.38

Exercised	(639,323)	3.45-5.79	3.85

Cancelled or expired	(637,095)	3.45-43.31	18.31

Outstanding at December 31, 2003	7,339,737	$1.30-$43.31	$9.01	4,854,429

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at Dec. 31, 2003	Contractual Life	Exercise Price	at Dec. 31, 2003	Exercise Price

$1.30-$5.50	2,917,866	7.92	$4.21	2,320,369	$3.96
5.70-11.06	2,464,902	9.01	7.22	577,091	9.03
12.25-43.31	1,956,969	4.53	18.42	1,956,969	18.42

$1.30-$43.31	7,339,737	7.38	$9.01	4,854,429	$10.39

11. Supplemental Disclosures

Defined Contribution Plan

   At December 31, 2003, the company had a defined contribution plan (the “Plan”) generally covering all full-time employees. Company contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors, and were $6.8 million, $4.9 million and $6.1 million during 2003, 2002 and 2001, respectively. The company’s 2003 contributions consisted of $1.2 million in cash and approximately 0.8 million shares of Orbital common stock, which employees are permitted to exchange into other investment alternatives. The company’s 2002 contributions consisted of approximately 1.1 million shares of Orbital common stock.

   The company has a deferred compensation plan for senior managers and executive officers. At December 31, 2003 and 2002, liabilities related to this plan totaling $4.4 million and $4.2 million, respectively, were included in accrued expenses.

Cash Flows

   Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Interest paid	$15,781	$12,268	$20,734
Income taxes paid (refunds received)	(265)	265	—

12. Summary Selected Quarterly Financial Data (Unaudited)

   The following is a summary of selected quarterly financial data for the previous two years (in thousands, except share data). Certain reclassifications have been made to prior quarter financial data to conform to the presentation used in the December 31, 2003 consolidated financial statements.

	Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

2003(1)
Revenues	$136,681	$158,400	$128,629	$157,790
Gross profit	26,234	21,494	26,893	29,606
Income from operations	9,387	1,451	11,224	13,496
Net income (loss)	3,436	(4,626)	(30,225)	51,652
Basic income (loss) per share	0.08	(0.10)	(0.64)	1.09
Diluted income (loss) per share	0.07	(0.10)	(0.64)	0.82
2002(2)
Revenues	$120,712	$135,435	$134,833	$160,662
Gross profit	18,994	21,711	21,056	29,650
Income from operations	5,201	7,242	5,836	10,760
Income from continuing operations before cumulative effect of change in accounting	2,392	5,361	760	5,172
Basic income per share, continuing operations	0.06	0.12	0.02	0.11
Diluted income per share, continuing operations	0.05	0.12	0.02	0.11

(1)	During 2003, operating income included net settlement expenses related to the company’s settlement with ORBIMAGE in the amounts of $1.0 million in the first quarter, $3.5 million in the second quarter and $0.3 million in the fourth quarter. In the third quarter of 2003, the company recorded a $0.9 million reduction of settlement expense related to certain insurance proceeds (see Note 3).

In the third quarter of 2003, net loss included a $38.8 million debt extinguishment charge. In the fourth quarter of 2003, net income included a $40.6 million gain on reversal of allocated losses of affiliate.

(2)	In the first quarter of 2002, the company recorded a $13.8 million ($0.30 per diluted share) cumulative effect of change in accounting in connection with the adoption of SFAS No. 142.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

Item 9A.	Controls and Procedures

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

   Information concerning directors and officers is included under the caption “Executive Officers of the Registrant” in Part I above and under the caption “Election of Directors — Directors to be Elected at the 2004 Annual Meeting, — Directors Whose Terms Expire in 2005 and — Directors Whose Terms Expire in 2006,” “Information Concerning the Board and Its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement to be filed pursuant to Regulation 14A on or about March 15, 2004 and is incorporated herein by reference.

   We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Controller and other employees who perform financial or accounting functions are set forth in Section 10 of the Code of Business Conduct and Ethics, entitled Special Ethics Obligations of Employees with Financial Reporting Obligations. The Code is available at the Investor Information/Corporate Governance section of our web site at www.orbital.com. Printed copies are available free of charge and may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters, by telephone at (703) 406-5543 or by e-mail at investor.relations@orbital.com.

   We intend to satisfy the disclosure requirements under the 1934 Securities Exchange Act, as amended, regarding an amendment to, or a waiver from, our Code of Business Conduct and Ethics by posting such information on our web site at www.orbital.com.

Item 11.	Executive Compensation

   The information required by this Item is included under the captions “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises During 2003 and December 31, 2003 Option Values,” “Indemnification Agreements,” “Executive Employment Agreements” and “Information Concerning the Board and Its Committees” of our definitive Proxy

Statement to be filed pursuant to Regulation 14A on or about March 15, 2004 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

   The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003.

			Number of
			Securities
			Remaining
			Available for
			Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(excluding securities
	Outstanding Options,	Options, Warrants	reflected in
Plan Category	Warrants and Rights	and Rights	first column )

Equity Compensation Plans Approved by Security Holders(a)	1,002,919	$21.88	—
Equity Compensation Plans Not Approved by Security Holders(b)	6,336,818	$6.97	1,535,279

Total	7,339,737	$9.01	1,535,279

(a)	The equity compensation plans approved by our stockholders include our 1990 Stock Option Plan, our Non-Employee Director Stock Option Plan and our 1997 Stock Option and Incentive Plan (the “1997 Option Plan”). A subsequent amendment in 1998 to the 1997 Option Plan increasing the total number of authorized shares thereunder to 3,200,000 also was approved by our stockholders. For purposes of reporting on the options outstanding under the 1997 Option Plan, we have assumed that all 3,200,000 shares approved by stockholders were issued during 1997 and 1998. The share numbers shown in this row do not include shares that may be issued under the company’s 1999 Employee Stock Purchase Plan, which currently has approximately 1,500,000 shares available for issuance.

(b)	As permitted by the applicable rules of the NYSE, in 1999, 2000, 2001 and 2002, we amended the 1997 Option Plan to increase the number of securities available for issuance under that plan by 1,800,000, 1,800,000, 1,800,000 and 2,000,000 shares, respectively, without seeking the approval of our stockholders. As of December 31, 2003, the 1997 Option Plan provided for awards of up to 10,600,000 incentive or non-qualified stock options and shares of restricted stock to employees, directors, consultants and advisors of the company and its subsidiaries without giving effect to any exercises or cancellations. Under the terms of the 1997 Option Plan, options may not be issued at less than 100% of the fair market value of the company’s common stock on the date of grant. Options under the 1997 Option Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant. Options expire no more than ten years following the grant date. The 1997 Option Plan also provides for automatic grants of non-qualified stock options to our nonemployee directors.

   The information required by this Item also is included under the caption “Ownership of Common Stock” of our definitive Proxy Statement to be filed pursuant to Regulation 14A on or about March 15, 2004 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

   If applicable, the information required by this Item will be included under the caption “Related Transactions” of our definitive Proxy Statement to be filed pursuant to Regulation 14A on or about March 15, 2004 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

   The information required by this Item is included under the caption “Fees of Independent Auditors” of our definitive Proxy Statement to be filed pursuant to Regulation 14A on or about March 15, 2004 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Documents filed as part of this Report:

1.	Financial Statements. The following financial statements, together with the reports of independent auditors are filed as a part of this report:

A. Report of Independent Auditors

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

Report of Independent Auditors on Financial Statement Schedule

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

   (b) Reports on Form 8-K.

   On October 16, 2003, the company filed a Current Report on Form 8-K, dated October 16, 2003, disclosing under Item 12 that it announced its consolidated financial results for the third quarter ended September 30, 2003.

   (c) See Item 15(a)(3) of this report.

   (d) See Item 15(a)(2) of this report.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2004	ORBITAL SCIENCES CORPORATION

	By:	/s/ David W. Thompson ------------------------------------------------ David W. Thompson Chairman of the Board and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATED: February 25, 2004

Signature:	Title:

/s/ David W. Thompson David W. Thompson	Chairman of the Board and Chief Executive Officer, Director (Principal Executive Officer)

/s/ James R. Thompson James R. Thompson	Vice Chairman, President and Chief Operating Officer, Director

/s/ Garrett E. Pierce Garrett E. Pierce	Vice Chairman and Chief Financial Officer, Director (Principal Financial Officer)

/s/ N. Paul Brost N. Paul Brost	Senior Vice President, Finance

/s/ Hollis M. Thompson Hollis M. Thompson	Vice President and Controller (Principal Accounting Officer)

/s/ Edward F. Crawley Edward F. Crawley	Director

/s/ Daniel J. Fink Daniel J. Fink	Director

/s/ Lennard A. Fisk Lennard A. Fisk	Director

/s/ Robert M. Hanisee Robert M. Hanisee	Director

/s/ Robert J. Hermann Robert J. Hermann	Director

/s/ Janice I. Obuchowski Janice I. Obuchowski	Director

/s/ Frank L. Salizzoni Frank L. Salizzoni	Director

/s/ Harrison H. Schmitt Harrison H. Schmitt	Director

/s/ Scott L. Webster Scott L. Webster	Director

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
          Orbital Sciences Corporation

   Our audit of the consolidated financial statements referred to in our report dated February 11, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule as of and for the years ended December 31, 2003, 2002 and 2001 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

McLean, VA

February 11, 2004

ORBITAL SCIENCES CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands)

		Additions

			Charged/		Balance
	Balance at	Charged to	Credited to		At
	Start	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2001
Allowance for doubtful accounts(1)	$25,170	$437	$—	$(23,575)	$2,032
Allowance for obsolete inventory(1)	12,791	—	—	(11,401)	1,390
Deferred income tax valuation reserve(1)	214,063	—	—	(11,329)	202,734
Year Ended December 31, 2002
Allowance for doubtful accounts	2,032	1,641	—	(1,587)	2,086
Allowance for obsolete inventory	1,390	2,196	—	(353)	3,233
Deferred income tax valuation reserve	202,734	29,510	—	—	232,244
Year Ended December 31, 2003
Allowance for doubtful accounts	2,086	66	—	(1,965)	187
Allowance for obsolete inventory	3,233	406	—	(806)	2,833
Deferred income tax valuation reserve	232,244	12,913	—	—	245,157

(1)	Deductions in 2001 relate primarily to discontinued operations.

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

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996)

3.2	By-Laws of Orbital Sciences Corporation, as amended on July 27, 1995 (incorporated by reference to Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998)

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990)

4.2	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003)

4.3	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on July 18, 2003)

Exhibit
Number	Description of Exhibit

4.4	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on August 27, 2002)

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on August 27, 2002)

4.6	Warrant Agreement dated as of January 16, 2001, between Orbital Sciences Corporation and Fleet National Bank, as Warrant Agent (incorporated by reference to Exhibit 1 to the company’s Registration Statement on Form 8-A filed on August 31, 2001)

4.7	Form of Warrant Certificate (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on August 31, 2001)

4.8	Rights Agreement dated as of October 22, 1998, between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998)

4.9	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998)

10.1	Credit Agreement dated as of July 10, 2003, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, General Electric Capital Corporation, as documentation agent, and the other parties thereto (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on July 18, 2003)

10.2	Security Agreement dated as of July 10, 2003, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on July 18, 2003)

10.3	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated May 18, 1999 (incorporated by reference to Exhibit 10.4 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

Exhibit
Number	Description of Exhibit

10.4	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated April 5, 1999 (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.5	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated December 1, 1999 (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.6	Office Lease, dated July 17, 1992, between S.C. Realty, Inc. and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 1992)

10.7	Sale/Leaseback Agreement, dated September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990)

10.8	First Amendment to Sale/Leaseback Agreement, dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company’s annual Report on Form 10-K for the year ended December 31, 1991)

10.9	Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.10	Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.11	Amended and Restated Orbital Sciences Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.12	Orbital Sciences Corporation 2003 Nonqualified Management Deferred Compensation Plan (transmitted herewith).*

Exhibit
Number	Description of Exhibit

10.13	Executive Relocation Agreement between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager/Launch Systems Group dated August 7, 2003 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*

10.14	Executive Employment Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*

10.15	Executive Employment and Change of Control Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*

10.16	Supplemental Employment Agreement between Garrett E. Pierce and Orbital Sciences Corporation dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).*

10.17	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

10.18	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*

10.19	Agreement and Plan of Merger, dated as of May 25, 2001, by and among Orbital Sciences Corporation, Magellan Corporation, Thales North America, Inc. and Thomson—CSF Electronics, Inc. (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001)

10.20	Purchase Agreement, dated as of May 25, 2001, by and among Orbital Sciences Corporation, Orbital Navigation Corporation and Thales North America, Inc. (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 filed on August 14, 2001)

Exhibit
Number	Description of Exhibit

10.21	Purchase Contract dated as of March 27, 2002, by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2003).**

12	Statement re computation of earnings to fixed charges (transmitted herewith)

23	Consent of PricewaterhouseCoopers LLP (transmitted herewith)

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith)

31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith)

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith)

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith)

*	Management Contract or Compensatory Plan or Arrangement.

**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 of the Securities Exchange Act of 1934, as amended.