Form 10-K/A
period 2003-12-31
ORBITAL SCIENCES CORP /DE/
filed 2004-03-02
CIK 820736

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission file number 1-14279

ORBITAL SCIENCES CORPORATION

(Exact name of registrant as specified in charter)

Delaware	06-1209561
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization of Registrant)

21839 Atlantic Boulevard
Dulles, Virginia	20166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(703) 406-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The New York Stock Exchange
Warrants to Subscribe for Common Stock	The New York Stock Exchange

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
Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

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

EXPLANATORY NOTE

     Orbital Sciences Corporation (“Orbital”) is hereby amending its Annual Report on Form 10-K for the period ending December 31, 2003, to replace Exhibit 23 (Consent of Independent Accountants) to correct an erroneous date contained therein. Except for Exhibit 23, no other information included in the original report on Form 10-K is amended by this amendment.

SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2004	ORBITAL SCIENCES ORPORATION
By: /s/ David W. Thompson David W. Thompson Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

     The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

Exhibit
Number	Description of Exhibit
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	By-Laws of Orbital Sciences Corporation, as amended on July 27, 1995 (incorporated by reference to Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003).

4.3	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on July 18, 2003).

4.4	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.6	Warrant Agreement dated as of January 16, 2001, between Orbital Sciences Corporation and Fleet National Bank, as Warrant Agent (incorporated by reference to Exhibit 1 to the company’s Registration Statement on Form 8-A filed on August 31, 2001).

4.7	Form of Warrant Certificate (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on August 31, 2001).

4.8	Rights Agreement dated as of October 22, 1998, between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.9	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

10.1	Credit Agreement dated as of July 10, 2003, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, General Electric Capital Corporation, as documentation agent, and the other parties thereto (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on July 18, 2003).

10.2	Security Agreement dated as of July 10, 2003, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on July 18, 2003).

10.3	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated May 18, 1999 (incorporated by reference to Exhibit 10.4 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.4	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated April 5, 1999 (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated December 1, 1999 (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.6	Office Lease, dated July 17, 1992, between S.C. Realty, Inc. and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 1992).

10.7	Sale/Leaseback Agreement, dated September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990).

10.8	First Amendment to Sale/Leaseback Agreement, dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company’s annual Report on Form 10-K for the year ended December 31, 1991).

10.9	Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.10	Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.11	Amended and Restated Orbital Sciences Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.12	Orbital Sciences Corporation 2003 Nonqualified Management Deferred Compensation Plan (previously filed).*

10.13	Executive Relocation Agreement between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager/Launch Systems Group dated August 7, 2003 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*

10.14	Executive Employment Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*

10.15	Executive Employment and Change of Control Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*

10.16	Supplemental Employment Agreement between Garrett E. Pierce and Orbital Sciences Corporation dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).*

10.17	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

10.18	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*

10.19	Agreement and Plan of Merger, dated as of May 25, 2001, by and among Orbital Sciences Corporation, Magellan Corporation, Thales North America, Inc. and Thomson—CSF Electronics, Inc. (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001).

10.20	Purchase Agreement, dated as of May 25, 2001, by and among Orbital Sciences Corporation, Orbital Navigation Corporation and Thales North America, Inc. (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 filed on August 14, 2001).

10.21	Purchase Contract dated as of March 27, 2002, by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2003).**

12	Statement re computation of earnings to fixed charges (previously filed).

23	Consent of PricewaterhouseCoopers LLP (transmitted herewith).

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (previously filed).

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (previously filed).

____________

*	Management Contract or Compensatory Plan or Arrangement.

**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 of the Securities Exchange Act of 1934, as amended.