Form 10-Q
period 2004-03-31
ORBITAL SCIENCES CORP /DE/
filed 2004-04-23
CIK 820736

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☑ No ☐

     As of April 19, 2004, 48,678,385 shares of the registrant’s Common Stock were outstanding.

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$106,173	$60,900
Restricted cash and cash equivalents	17,691	19,258
Receivables, net	144,825	149,508
Inventories, net	12,626	12,642
Other current assets	4,198	5,496

Total current assets	285,513	247,804

Property, plant and equipment, net	81,364	82,364
Goodwill	95,293	95,293
Other non-current assets	14,100	13,839

Total assets	$476,270	$439,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$301	$297
Accounts payable and accrued expenses	114,303	116,026
Deferred revenues	41,739	16,292

Total current liabilities	156,343	132,615

Long-term obligations, net of current portion	137,588	137,116
Other non-current liabilities	2,395	2,692

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value, $.01; 200,000,000 shares authorized, 48,515,013 and 48,072,580 shares outstanding, respectively	485	480
Additional paid-in capital	592,855	591,482
Deferred compensation	(307)	(502)
Accumulated deficit	(413,089)	(424,583)

Total stockholders’ equity	179,944	166,877

Total liabilities and stockholders’ equity	$476,270	$439,300

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the Quarters Ended
	March 31,
	2004	2003
Revenues	$151,372	$136,681
Costs of goods sold	126,454	110,447

Gross profit	24,918	26,234

Research and development expenses	1,742	1,582
Selling, general and administrative expenses	11,509	14,265
Settlement expense	(2,538)	1,000

Income from operations	14,205	9,387

Interest expense	(2,909)	(6,068)
Other income, net	426	117

Income before provision for income taxes	11,722	3,436
Provision for income taxes	(228)	—

Net income	$11,494	$3,436

Basic net income per share	$0.24	$0.08

Diluted net income per share	$0.18	$0.07

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Quarters Ended
	March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$11,494	$3,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,652	3,893
Amortization of debt issuance costs and debt discount	234	1,772
Stock-based compensation and contributions to defined contribution plan	(678)	380
Changes in assets and liabilities	29,460	3,379

Net cash provided by operating activities	44,162	12,860

Cash Flows From Investing Activities:
Capital expenditures	(2,628)	(1,660)
Change in cash restricted for letters of credit, net	1,567	—

Net cash used in investing activities	(1,061)	(1,660)

Cash Flows From Financing Activities:
Principal payments on long-term obligations	(69)	(491)
Net proceeds from issuances of common stock	2,241	226
Net cash provided by (used in) financing activities	2,172	(265)

Net increase in cash and cash equivalents	45,273	10,935
Cash and cash equivalents, beginning of period	60,900	43,440

Cash and cash equivalents, end of period	$106,173	$54,375

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
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

     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

     Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

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

(3) Stock-Based Compensation

     Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation # Transition and Disclosure, an amendment of FASB Statement No. 123,” requires companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The company continues to apply the provisions of APB 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148. Under APB 25, the company has not recorded any stock-based employee compensation cost associated with the company’s stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for the quarters ended March 31, 2004 and 2003 are summarized as follows:

	Quarters Ended March 31,
	2004	2003
Additional shares authorized for grant at March 31	1,481,661	3,299,164
Volatility	65%	67%
Risk-free interest rate	2.27%	2.09%
Weighted-average fair value per share at grant date	$5.93	$5.22
Expected dividend yield.	—	—
Average expected life of options (years)	4.5	4.5

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Quarters Ended March 31,
	2004	2003
Net income, as reported	$11,494	$3,436
Stock-based employee compensation expense determined under fair value based method	(1,190)	(551)

Pro forma net income	$10,304	$2,885

Earnings per share:
Basic—as reported	$0.24	$0.08
Basic—pro forma	$0.21	$0.06
Diluted—as reported	$0.18	$0.07
Diluted—pro forma	$0.16	$0.06

     Pro forma net income reflects only options granted through March 31, 2004 and, therefore, may not be representative of the effects for future periods.

(4) Industry Segment Information

     Orbital’s space-related products and services are grouped into three reportable segments: (i) launch vehicles (formerly launch vehicles and advanced programs), (ii) satellites and related space systems and (iii) transportation management systems. Reportable segments are generally organized based upon product lines. Corporate and other is comprised of the elimination of intercompany revenues and certain corporate expenses that have not been attributed to a particular segment.

     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Intersegment sales of $1.8 million and $1.6 million were recorded in the quarters ended March 31, 2004 and 2003, respectively.

     The following table presents operating information for the quarters ended March 31, 2004 and 2003 and identifiable assets at March 31, 2004 and December 31, 2003 by reportable segment (in thousands).

	Quarters Ended March 31,
	2004	2003
Launch Vehicles:
Revenues	$76,490	$80,539
Operating income	6,906	9,229
Identifiable assets	125,154	126,960
Capital expenditures	993	965
Depreciation and amortization	1,335	1,389
Satellites and Related Space Systems:
Revenues	$69,380	$48,511
Operating income	4,451	2,668
Identifiable assets	150,804	149,933
Capital expenditures	1,261	403
Depreciation and amortization	1,266	1,436
Transportation Management Systems:
Revenues	$7,331	$9,205
Operating income (loss)	310	(1,510)
Identifiable assets	33,118	37,596
Capital expenditures	79	15
Depreciation and amortization	198	198
Corporate and Other:
Revenues	$(1,829)	$(1,574)
Operating income (loss)	2,538	(1,000)
Identifiable assets	167,194	124,811
Capital expenditures	295	277
Depreciation and amortization	853	870
Consolidated:
Revenues	$151,372	$136,681
Operating income	14,205	9,387
Identifiable assets	476,270	439,300
Capital expenditures	2,628	1,660
Depreciation and amortization	3,652	3,893

(5) Receivables

     Receivables consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Billed	$31,439	$55,812
Unbilled	113,573	93,883
Allowance for doubtful accounts	(187)	(187)

Total	$144,825	$149,508

(6) Inventories

     Inventories consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Inventories	$15,524	$15,475
Allowance for inventory obsolescence	(2,898)	(2,833)

Total	$12,626	$12,642

(7) Warranties

     The company assumes warranty obligations in connection with certain contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. During the first quarter of 2004 and 2003, activity in the warranty liability consisted of the following (in thousands):

	Quarter Ended	Quarter Ended
	March 31, 2004	March 31, 2003
Balance at January 1, 2004	$5,020	$4,554
Accruals during the period	79	669
Charges incurred during the period	(434)	(301)

Balance at March 31, 2004	$4,665	$4,922

(8) Interest Expense

     Interest expense consisted of the following (in thousands):

	Quarter Ended	Quarter Ended
	March 31, 2004	March 31, 2003
Interest	$2,675	$4,296
Amortization of debt issuance costs	234	694
Amortization of debt discount	—	1,078

Total	$2,909	$6,068

(9) Earnings Per Share

     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) for the first quarters of 2004 and 2003 (in thousands):

	Quarter Ended	Quarter Ended
	March 31, 2004	March 31, 2003
Weighted average of outstanding shares for basic EPS	48,048	45,753
Dilutive effect of outstanding stock options and warrants	17,322	5,370

Shares for diluted EPS	65,370	51,123

(10) Comprehensive Income

     Comprehensive income in the first quarter of 2004 and 2003 was equal to net income, and accumulated other comprehensive income as of March 31, 2004 and 2003 was $0.

(11) Sale of ORBIMAGE Notes

     On December 31, 2003, Orbital received $2.5 million of senior subordinated notes due 2008 from its former affiliate, Orbital Imaging Corporation (“ORBIMAGE”). Orbital received these notes upon the consummation of ORBIMAGE’s plan of reorganization as stipulated by a February 2003 settlement agreement. In 2003, Orbital recorded $4.8 million of charges, including $1.0 million in the first quarter of 2003, in connection with the settlement agreement. In the first quarter of 2004, the company sold the notes to a financial institution and recorded a $2.5 million gain on this transaction as a credit to settlement expense. Orbital does not have any equity or debt investment in ORBIMAGE’s successor company.

(12) Debt

     The following table sets forth the company’s long-term obligations, excluding capital lease obligations (in thousands):

	March 31, 2004	December 31, 2003
9% senior notes, interest due semi-annually, principal due in July 2011	$135,000	$135,000
Interest rate swap fair value hedge adjustment on $50 million of 9% Senior Notes	2,396	1,847

	137,396	136,847
Less current portion	—	—

Long-term portion	$137,396	$136,847

     The fair value of the company’s senior notes at March 31, 2004 and December 31, 2003 was estimated at approximately $147.8 million and $145.1 million, respectively, based on market trading activity.

     The company has a $50.0 million four-year revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger in a syndicated line of credit. The Revolver bears interest at rates ranging from 2.25% to 3.0% over LIBOR (for LIBOR loans) or from 0.75% to 1.5% over a base rate related to the prime rate (for base rate loans), varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by substantially all of the company’s assets. The Revolver also permits the company to reserve up to $40.0 million of the facility for letters of credit, foreign exchange contracts or other arrangements. The maximum borrowing capacity under the Revolver is limited by a borrowing base formula that is tied to the company’s billed accounts receivable balance. As of March 31, 2004, there were no borrowings under the Revolver, although $12.3 million of standby letters of credit were issued under the Revolver. As of March 31, 2004, $34.4 million of the Revolver was available for borrowing.

     The senior notes and the Revolver contain covenants limiting the company’s ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition and the senior notes contain restrictions on the payment by the company of cash dividends. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, minimum cash balance, fixed charge coverage and consolidated net worth. As of March 31, 2004, the company was in compliance with all of these covenants.

     In 2003, the company entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby the company receives fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.40% at March 31, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of the company’s senior notes. As of March 31, 2004 and December 31, 2003, the fair value of the interest rate swap was $2.4 million and $1.8 million, respectively, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50.0 million of the senior notes.

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

Other Contingencies

     In 2003, the company suspended work and revenue recognition on a transportation management systems contract as a result of the customer’s inability to provide equipment necessary to complete the contract. The contract is currently being renegotiated. As of both March 31, 2004 and December 31, 2003, the company’s balance sheet included total receivables and inventory of approximately $3.0 million related to this contract. Although the company believes that these assets are realizable, there can be no assurance that the final outcome of the negotiations will not impact the realizability of the assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters Ended March 31, 2004 and 2003,” “Segment Results,” “Backlog,” “Liquidity and Capital Resources” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

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

Consolidated Results of Operations for the Quarters Ended March 31, 2004 and 2003

     Revenues - Our first quarter revenues rose 11%, from $136.7 million in the first quarter of 2003 to $151.4 million in the first quarter of 2004. This increase was driven by substantial growth in our satellites and related space systems segment, partially offset by decreased revenues in the launch vehicles segment (formerly the launch vehicles and advanced programs segment) and the transportation management systems segment. The increase in satellites and related space systems segment revenues is primarily attributable to higher revenues from recently awarded satellite contracts. The decrease in launch vehicles segment revenues is largely due to decreased revenues from our target vehicles product line, offset partially by increased revenues in our interceptor launch vehicles product line.

     Gross Profit — Our consolidated gross profit was $24.9 million and $26.2 million, or approximately 16% and 19% of revenues, in the first quarters of 2004 and 2003, respectively. Gross profit in the first quarter of 2004 decreased as compared to the same period in 2003 as a result of a $2.5 million decrease in gross profit in our launch vehicles segment, offset partially by a $0.4 million increase in gross profit in our satellites and related space systems segment and a $0.8 million increase in gross profit in our transportation management systems segment. The decrease in launch vehicles gross profit was largely attributable to an unfavorable profit adjustment stemming from technical difficulties and schedule delays on a Taurus rocket contract. The increase in satellites and related space systems segment gross profit was largely due to the gross profit related to the revenue improvement. The increase in gross profit in our transportation management systems segment was largely attributable to the absence in 2004 of cost increases in 2003 on certain contracts and the favorable impact of 2004 cost containment measures.

     Research and Development Expenses — Research and development expenses were $1.7 million and $1.6 million in the first quarters of 2004 and 2003, respectively. These expenses related primarily to the development of improved launch vehicles and satellites.

     Selling, General and Administrative Expenses — Selling, general and administrative expenses were $11.5 million and $14.3 million in the first quarters of 2004 and 2003, respectively. The decrease in 2004 was largely attributable to a reduction in litigation expenses in our transportation management systems segment and lower bid and proposal costs in our satellites and related space systems segment.

     Settlement Expense — On December 31, 2003, we received $2.5 million of senior subordinated notes due 2008 from our former affiliate, Orbital Imaging Corporation (“ORBIMAGE”). We received these notes upon the consummation of ORBIMAGE’s plan of reorganization as stipulated by a February 2003 settlement agreement. In 2003, Orbital recorded $4.8 million of charges, including $1.0 million in the first quarter of 2003, in connection with the settlement agreement. In the first quarter of 2004, we sold the notes to a financial institution and we recorded a $2.5 million gain on this transaction as a credit to settlement expense.

     Interest Expense — Interest expense was $2.9 million and $6.1 million for the first quarters of 2004 and 2003, respectively. The decrease in 2004 was primarily a result of lower interest on our outstanding debt and a reduction in the amortization of debt costs resulting from our refinancing transactions in July 2003.

     Provision for Income Taxes — We recorded a $0.2 million tax provision in the first quarter of 2004 primarily related to an anticipated current federal alternative minimum tax (“AMT”) liability for 2004. We did not have any such liability in 2003. We do not expect to pay U. S. Federal income taxes, other than AMT, in the foreseeable future due to our net operating loss carryforwards

     For the quarters ended March 31, 2004 and 2003, we concluded that a full deferred tax valuation allowance is required for our net deferred tax assets, based on our assessment that the realization of those assets does not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” However, it is possible that the “more likely than not” criterion could be met later in 2004 or in a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

     Net Income - Our consolidated income was $11.5 million and $3.4 million in the first quarters of 2004 and 2003, respectively.

Segment Results

     Our products and services are grouped into three reportable segments: (i) launch vehicles (formerly launch vehicles and advanced programs), (ii) satellites and related space systems and (iii) transportation management systems. All other activities of the company, as well as consolidating eliminations and adjustments, are reported in corporate and other.

     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended March 31,
	2004	2003
Revenues:
Launch Vehicles	$76,490	$80,539
Satellites and Related Space Systems	69,380	48,511
Transportation Management Systems	7,331	9,205
Corporate and Other	(1,829)	(1,574)

Total	$151,372	$136,681

Income from Operations:
Launch Vehicles	$6,906	$9,229
Satellites and Related Space Systems	4,451	2,668
Transportation Management Systems	310	(1,510)
Corporate and Other	2,538	(1,000)

Total	$14,205	$9,387

     Launch Vehicles- Revenues in this segment decreased by approximately 5% in the first quarter of 2004 as compared to the first quarter of 2003 primarily as a result of decreased revenues from our target vehicles product line, in addition to the completion in 2003 of certain advanced space flight systems contracts. The decrease in target vehicles product line revenues was largely due to lower revenues from certain contracts with the U.S. military. This decrease was partially offset by increased revenues from our Orbital Boost Vehicle (“OBV”) missile defense interceptor program and, to a lesser extent, from our space launch vehicle product line. We are developing and manufacturing interceptor vehicles for the U.S. Missile Defense Agency’s Ground-based Midcourse Defense system under a contract with The Boeing Company. During the first quarter of 2004, we successfully launched our third OBV interceptor in connection with this program. The OBV program accounted for approximately 56% and 52% of total segment revenues in the first quarter of 2004 and 2003, respectively.

     Operating income in the first quarter of 2004 decreased by approximately 25% as compared to the first quarter of 2003 largely due to the completion in 2003 of certain advanced space flight systems contracts and lower operating income from our space launch vehicle product line, offset partially by increased operating income from our OBV missile defense interceptor program. The decrease in operating income from the space launch vehicle product line was largely attributable to two factors: first, an unfavorable profit adjustment of approximately $2.5 million in the first quarter of 2004 on a Taurus contract, and second, the completion and successful launch in 2003 of three Pegasus missions for NASA. The profit adjustment on the Taurus contract was due to technical difficulties and schedule delays experienced in the quarter. Operating income from our OBV missile defense interceptor program was $6.1 million and $4.6 million in the first quarter of

2004 and 2003, respectively, or approximately 89% and 50%, respectively, of total operating income in this segment. The segment’s operating margin (as a percent of revenues) was approximately 9% in the first quarter of 2004, compared to approximately 11% in the first quarter of 2003.

     Satellites and Related Space Systems — Revenues in this segment increased by approximately 43% in the first quarter of 2004 as compared to the first quarter of 2003, primarily as a result of an $18.5 million growth in revenues in our satellite product lines. Revenues increased in our science, technology and defense satellite product line largely due to increased revenues from our Dawn interplanetary mission contract and revenues from certain other recently awarded contracts, offset partially by a reduction of revenues attributable to the GALEX and SORCE satellites that were launched in 2003. Revenues increased in our communications satellite product line revenue primarily due to revenues from the TELKOM satellite order received in the second half of 2002 and our Optus Networks Satellite contract received in late 2003 to build two new communications satellites. These increases in communications satellite revenues were partially offset by lower revenues from our BSAT contract, which was completed in 2003, and our PanAmSat contract, which is nearing completion.

     Operating income increased by 67% in the first quarter of 2004 as compared to the first quarter of 2003 largely as a result of increased profits from our TELKOM and PanAmSat satellite contracts and new work on recently awarded science, technology and defense satellite contracts. Operating income in the first quarter of 2003 included two largely offsetting transactions. First, we recorded a $1.8 million charge to accrue an additional contract loss on the OrbView-3 satellite that was successfully completed and launched in 2003. Second, during the first quarter of 2003 we received a $2.0 million fee associated with the cancellation of a communications satellite contract. This segment’s operating margin (as a percent of revenues) was approximately 6% in the first quarter of 2004, compared to approximately 5% in the first quarter of 2003.

     Transportation Management Systems — Revenues from the transportation management systems segment decreased by approximately 20% in the first quarter of 2004 as compared to the first quarter of 2003 primarily due to a reduction in activity on contracts that are near completion.

     Operating income from transportation management systems improved from a $1.5 million loss in the first quarter of 2003 to $0.3 million income in the first quarter of 2004. This improvement was largely attributable to the absence in 2004 of cost increases on certain contracts and litigation expenses recorded in the first quarter of 2003. Cost containment measures implemented recently contributed to the improvement in 2004.

     Corporate and Other — The revenue amounts in corporate and other are comprised solely of the elimination of intercompany revenues. Corporate and other operating results are comprised solely of settlement expenses, discussed previously.

Backlog

     Our firm backlog was approximately $943 million at March 31, 2004 and approximately $995 million at December 31, 2003. Approximately $479 million of the March 31, 2004 firm backlog is expected to be recognized as revenue during the remainder of 2004. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees. Total backlog was approximately $2.43 billion at March 31, 2004 and approximately $2.68 billion at December 31, 2003. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at March 31, 2004 does not give effect to new orders received or any terminations or cancellations since that date.

Liquidity and Capital Resources

     Cash Flows from Operating Activities — Cash flow from operations in the first quarter of 2004 was $44.2 million, as compared to $12.9 million in the first quarter of 2003. The cash flow in the first quarter of 2004 was primarily attributable to cash provided by ongoing business operations and a $29.5 million net reduction in assets and liabilities, including $25.4 million in customer cash payments received in advance of contract performance resulting in an increase in deferred revenues on the balance sheet. The cash flow in the first quarter of 2003 was likewise primarily attributable to cash provided by ongoing business operations and a $3.4 million net reduction in assets and liabilities.

     Cash Flows from Investing Activities — We used $2.6 million and $1.7 million in the first quarters of 2004 and 2003, respectively, for capital expenditures. In the first quarter of 2004, we reduced cash restricted for letters of credit by $1.6 million.

     Cash Flows from Financing Activities — During the first quarter of 2004 and 2003 we received $2.2 million and $0.2 million, respectively, primarily from issuances of common stock in connection with stock option exercises.

     The following table sets forth our long-term obligations, excluding capital lease obligations (in thousands):

	March 31, 2004	December 31, 2003
9% senior notes, interest due semi-annually, principal due in July 2011	$135,000	$135,000
Interest rate swap fair value hedge adjustment on $50 million of 9% Senior Notes	2,396	1,847

	137,396	136,847
Less current portion	—	—

Long-term portion	$137,396	$136,847

     The fair value of our senior notes at March 31, 2004 and December 31, 2003 was estimated at approximately $147.8 million and $145.1 million, respectively, based on market trading activity.

     We have a $50.0 million four-year revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger in a syndicated line of credit. The Revolver bears interest at rates ranging from 2.25% to 3.0% over LIBOR (for LIBOR loans) or from 0.75% to 1.5% over a base rate related to the prime rate (for base rate loans), varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by substantially all of our assets. The Revolver also permits us to reserve up to $40.0 million of the facility for letters of credit, foreign exchange contracts or other arrangements. The maximum borrowing capacity under the Revolver is limited by a borrowing base formula that is tied to the company’s billed accounts receivable balance. As of March 31, 2004, there were no borrowings under the Revolver, although $12.3 million of standby letters of credit were issued under the Revolver. As of March 31, 2004, $34.4 million of the Revolver was available for borrowing.

     The senior notes and the Revolver contain covenants limiting our ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition and the senior notes contain restrictions on the payment of cash dividends. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, minimum cash balance, fixed charge coverage and consolidated net worth. As of March 31, 2004 and December 31, 2003, we were in compliance with all of these covenants.

     In 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.40% at March 31, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of our senior notes. As of March 31, 2004 and December 31, 2003, the fair value of the interest rate swap was $2.4 million and $1.8 million, respectively, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50.0 million of the senior notes. We could receive up to approximately $22 million in cash proceeds in 2004 from the exercise of common stock warrants that expire this year. Each warrant is exercisable for one share of our common stock at an exercise price of $4.82 per warrant.

     Available Cash and Future Funding — At March 31, 2004, we had $106.2 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future.

     In April 2004, our Board of Directors authorized us to repurchase over the next 12 months, up to $50 million of our outstanding 9% senior notes due 2011, common stock or common stock warrants that expire in 2006, or a combination thereof. Shares of common stock may be purchased from time to time in open market, block purchase or negotiated transactions. The warrants and notes may be purchased in negotiated transactions. The timing, amount and type of securities to be repurchased will be determined based on our loan covenants, market conditions and other factors.

Off-Balance Sheet Arrangements

     We believe that we have no material off-balance sheet arrangements, as defined by applicable securities regulations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     At March 31, 2004, we had total receivables of approximately $4.8 million denominated in Japanese yen and $2.3 million denominated in Singapore dollars. We are subject to market risk to the extent that future fluctuations in foreign currency exchange rates impact these receivables.

     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables denominated in foreign currency. At March 31, 2004, we had no foreign currency forward exchange contracts.

     The fair market value of our $135.0 million of 9% unsecured senior notes due 2011 was estimated at approximately $147.8 million at March 31, 2004, based on market trading activity.

     During 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.40% at March 31, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of our senior notes. As of March 31, 2004, the fair value of the interest rate swap was $2.4 million, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50.0 million of senior notes.

     We have an unfunded deferred compensation plan for senior managers and executive officers, with a total liability balance of approximately $4.4 million at March 31, 2004. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — A complete listing of exhibits required is given in the Exhibit Index.

(b)	Reports on Form 8-K.

On February 12, 2004, the company filed a Current Report on Form 8-K, dated February 12, 2004, disclosing under Item 12 that it announced its consolidated financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: April 23, 2004	By:/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: April 23, 2004	By: /s/ Garrett E. Pierce
Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Restated By-Laws of Orbital Sciences Corporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Report on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.3	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 27, 2002).

4.5	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 27, 2002).

4.6	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

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