Form 10-Q
period 2004-06-30
ORBITAL SCIENCES CORP /DE/
filed 2004-07-23
CIK 820736

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     As of July 19, 2004, 49,230,103 shares of the registrant’s Common Stock were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,842	$60,900
Restricted cash and cash equivalents	21,130	19,258
Receivables, net	154,355	149,508
Inventories, net	12,043	12,642
Other current assets	3,303	5,496

Total current assets	296,673	247,804

Property, plant and equipment, net	80,229	82,364
Goodwill	95,293	95,293
Other non-current assets	12,143	13,839

Total assets	$484,338	$439,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$273	$297
Accounts payable and accrued expenses	131,653	116,026
Deferred revenues	25,482	16,292

Total current liabilities	157,408	132,615

Long-term obligations, net of current portion	131,432	137,116
Other non-current liabilities	1,657	2,692
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 49,312,659 and 48,072,580 shares outstanding, respectively	493	480
Additional paid-in capital	595,607	591,482
Deferred compensation	(222)	(502)
Accumulated deficit	(402,037)	(424,583)

Total stockholders’ equity	193,841	166,877

Total liabilities and stockholders’ equity	$484,338	$439,300

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	For the Quarters Ended
	June 30,
	2004	2003
Revenues	$177,684	$158,400
Costs of goods sold	148,034	136,906

Gross profit	29,650	21,494
Research and development expenses	1,455	1,316
Selling, general and administrative expenses	13,687	15,227
Settlement expense	—	3,500

Income from operations	14,508	1,451
Interest expense	(2,889)	(6,156)
Other income, net	227	79
Debt extinguishment expense	(561)	—

Income (loss) before provision for income taxes	11,285	(4,626)
Provision for income taxes	(233)	—

Net income (loss)	$11,052	$(4,626)

Basic net income (loss) per share	$0.23	$(0.10)

Diluted net income (loss) per share	$0.17	$(0.10)

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	For the Six Months Ended
	June 30,
	2004	2003
Revenues	$329,056	$295,081
Costs of goods sold	274,488	247,353

Gross profit	54,568	47,728
Research and development expenses	3,197	2,898
Selling, general and administrative expenses	25,196	29,492
Settlement expense	(2,538)	4,500

Income from operations	28,713	10,838
Interest expense	(5,798)	(12,223)
Other income, net	653	195
Debt extinguishment expense	(561)	—

Income (loss) before provision for income taxes	23,007	(1,190)
Provision for income taxes	(461)	—

Net income (loss)	$22,546	$(1,190)

Basic net income (loss) per share	$0.47	$(0.03)

Diluted net income (loss) per share	$0.34	$(0.03)

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$22,546	$(1,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,304	7,934
Amortization of debt issuance costs and debt discount	467	3,627
Stock-based compensation and contributions to defined contribution plan	(520)	3,661
Debt extinguishment expense	561	—
Changes in assets and liabilities and other	21,796	17,670

Net cash provided by operating activities	52,154	31,702

Cash Flows From Investing Activities:
Capital expenditures	(5,152)	(4,167)
Change in cash restricted for letters of credit, net	(1,872)	8

Net cash used in investing activities	(7,024)	(4,159)

Cash Flows From Financing Activities:
Payments on long-term obligations	(5,139)	(965)
Repurchase of common stock	(2,000)	—
Net proceeds from issuances of common stock	6,951	1,760

Net cash provided by (used in) financing activities	(188)	795

Net increase in cash and cash equivalents	44,942	28,338
Cash and cash equivalents, beginning of period	60,900	43,440

Cash and cash equivalents, end of period	$105,842	$71,778

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003
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

     Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

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

     The company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for the quarterly and six-month periods ended June 30, 2004 and 2003 are summarized as follows:

	Quarters Ended June 30,
	2004	2003
Additional shares authorized for grant at June 30	430,073	1,402,532
Volatility	65%	67%
Risk-free interest rate	3.10%	1.61%
Weighted-average fair value per share at grant date	$4.92	$3.41
Expected dividend yield	—	—
Expected life of options (years)	2.5	4.5

	Six Months Ended June 30,
	2004	2003
Additional shares authorized for grant at June 30	430,073	1,402,532
Volatility	65%	67%
Risk-free interest rate	3.06%	1.68%
Weighted-average fair value per share at grant date	$4.96	$3.33
Expected dividend yield	—	—
Expected life of options (years)	2.5 – 4.5	4.5

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Quarters Ended June 30,
	2004	2003
Net income (loss), as reported	$11,052	$(4,626)
Stock-based employee compensation expense per fair-value-based method	(2,850)	(1,264)

Pro forma net income (loss)	$8,202	$(5,890)

Earnings (loss) per share:
Basic—as reported	$0.23	$(0.10)
Basic—pro forma	$0.17	$(0.13)
Diluted—as reported	$0.17	$(0.10)
Diluted—pro forma	$0.12	$(0.13)

	Six Months Ended June 30,
	2004	2003
Net income (loss), as reported	$22,546	$(1,190)
Stock-based employee compensation expense per fair-value-based method	(4,040)	(1,809)

Pro forma net income (loss)	$18,506	$(2,999)

Earnings (loss) per share:
Basic—as reported	$0.47	$(0.03)
Basic—pro forma	$0.38	$(0.07)
Diluted—as reported	$0.34	$(0.03)
Diluted—pro forma	$0.28	$(0.07)

     Pro forma net income (loss) reflects only options granted through June 30, 2004 and, therefore, may not be representative of the effects for future periods.

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

     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Intersegment sales of $2.6 million and $1.6 million were recorded in the quarters ended June 30, 2004 and 2003, respectively. Intersegment sales of $4.5 million and $3.2 million were recorded in the six months ended June 30, 2004 and 2003, respectively.

     The following table presents operating information for the quarters and six months ended June 30, 2004 and 2003 and identifiable assets at June 30, 2004 and December 31, 2003 by reportable segment (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Launch Vehicles:
Revenues	$86,508	$85,166	$162,997	$165,705
Operating income	7,220	8,552	14,123	17,780
Identifiable assets	127,446	126,960	127,446	126,960
Capital expenditures	600	1,163	1,593	2,128
Depreciation and amortization	1,295	1,537	2,630	2,926
Satellites and Related Space Systems:
Revenues	$85,823	$68,878	$155,204	$117,389
Operating income	6,980	3,182	11,434	5,851
Identifiable assets	162,666	149,933	162,666	149,933
Capital expenditures	1,401	387	2,662	790
Depreciation and amortization	1,302	1,432	2,568	2,868
Transportation Management Systems:
Revenues	$7,984	$5,999	$15,315	$15,204
Operating income (loss)	308	(6,783)	618	(8,293)
Identifiable assets	26,829	37,596	26,829	37,596
Capital expenditures	69	189	148	204
Depreciation and amortization	185	195	383	393
Corporate and Other:
Revenues	$(2,631)	$(1,643)	$(4,460)	$(3,217)
Operating income (loss)	—	(3,500)	2,538	(4,500)
Identifiable assets	167,397	124,811	167,397	124,811
Capital expenditures	454	768	749	1,045
Depreciation and amortization	870	877	1,723	1,747
Consolidated:
Revenues	$177,684	$158,400	$329,056	$295,081
Operating income	14,508	1,451	28,713	10,838
Identifiable assets	484,338	439,300	484,338	439,300
Capital expenditures	2,524	2,507	5,152	4,167
Depreciation and amortization	3,652	4,041	7,304	7,934

(5) Receivables

     Receivables consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Billed	$51,340	$55,812
Unbilled	103,203	93,883
Allowance for doubtful accounts	(188)	(187)

Total	$154,355	$149,508

(6) Inventories

     Inventories consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Inventories	$14,940	$15,475
Allowance for inventory obsolescence	(2,897)	(2,833)

Total	$12,043	$12,642

     Substantially all of the company’s inventory consisted of component parts and raw materials.

(7) Warranties

     The company assumes warranty obligations in connection with certain contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. Activity in the warranty liability consisted of the following (in thousands):

	Quarter Ended	Quarter Ended
	June 30, 2004	June 30, 2003
Balance at beginning of period	$4,665	$4,922
Accruals during the period	259	257
Charges incurred during the period	(584)	(411)

Balance at end of period	$4,340	$4,768

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Balance at beginning of period	$5,020	$4,554
Accruals during the period	338	926
Charges incurred during the period	(1,018)	(712)

Balance at end of period	$4,340	$4,768

(8) Interest Expense

     Interest expense consisted of the following (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest	$2,656	$4,301	$5,331	$8,596
Amortization of debt issuance costs	233	718	467	1,412
Amortization of debt discount	—	1,137	—	2,215

Total	$2,889	$6,156	$5,798	$12,223

(9) Earnings Per Share

     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarter Ended	Quarter Ended
	June 30, 2004	June 30, 2003
Weighted average of outstanding shares for basic EPS	48,764	46,392
Dilutive effect of outstanding stock options and warrants	17,008	—

Shares for diluted EPS	65,772	46,392

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Weighted average of outstanding shares for basic EPS	48,405	46,074
Dilutive effect of outstanding stock options and warrants	17,154	—

Shares for diluted EPS	65,559	46,074

(10) Comprehensive Income (Loss)

     Comprehensive income (loss) in the quarterly and six-month periods ended June 30, 2004 and 2003 was equal to net income (loss). Accumulated other comprehensive income as of June 30, 2004 and December 31, 2003 was $0.

(11) Sale of ORBIMAGE Notes

     On December 31, 2003, Orbital received $2.5 million of senior subordinated notes due 2008 from its former affiliate, Orbital Imaging Corporation (“ORBIMAGE”). Orbital received these notes upon the consummation of ORBIMAGE’s plan of reorganization as stipulated by a February 2003 settlement agreement. In 2003, Orbital recorded $4.8 million of charges, including $4.5 million in the first half of 2003, in connection with the settlement agreement. In the first quarter of 2004, the company sold the notes to a financial institution and recorded a $2.5 million gain on this transaction as a credit to settlement expense. Orbital does not have any equity or debt investment in ORBIMAGE’s successor company.

(12) Debt

     The following table sets forth the company’s long-term obligations, excluding capital lease obligations (in thousands):

	June 30, 2004	December 31, 2003
9% senior notes, interest due semi-annually, principal due in July 2011	$130,424	$135,000
Interest rate swap fair value hedge adjustment on $50 million of 9% Senior Notes	862	1,847

	131,286	136,847
Less current portion	—	—

Long-term portion	$131,286	$136,847

     During the second quarter of 2004, the company repurchased $4.6 million of its 9% senior notes under a securities repurchase program.

     The fair value of the company’s senior notes at June 30, 2004 and December 31, 2003 was estimated at approximately $143.5 million and $145.1 million, respectively, based on market trading activity.

     The company has a $50.0 million four-year revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger in a syndicated line of credit. The Revolver bears interest at rates ranging from 2.25% to 3.0% over LIBOR (for LIBOR loans) or from 0.75% to 1.5% over a base rate related to the prime rate (for base rate loans), varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by substantially all of the company’s assets. The Revolver also permits the company to reserve up to $40.0 million of the facility for letters of credit, foreign exchange contracts or other arrangements. The maximum borrowing capacity under the Revolver is limited by a borrowing base formula that is tied to the company’s billed accounts receivable balance. As of June 30, 2004, there were no borrowings under the Revolver, although $6.4 million of standby letters of credit were issued under the Revolver. As of June 30, 2004, $43.6 million of the Revolver was available for borrowing.

     The senior notes and the Revolver contain covenants limiting the company’s ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition and the senior notes contain restrictions on the payment by the company of cash dividends. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, minimum cash balance, fixed charge coverage and consolidated net worth. As of June 30, 2004, the company was in compliance with all of these covenants.

     In 2003, the company entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby the company receives fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.42% at June 30, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of the company’s senior notes. As of June 30, 2004 and December 31, 2003, the fair value of the interest rate swap was $0.9 million and $1.8 million, respectively, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50.0 million of the senior notes.

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

Other Contingencies

     In 2003, the company suspended work and revenue recognition on a transportation management systems contract as a result of the customer’s inability to provide equipment necessary to complete the contract. The contract is currently being renegotiated. As of both June 30, 2004 and December 31, 2003, the company’s balance sheet included total receivables and inventory of approximately $3.0 million related to this contract. Although the company believes that these assets are realizable, there can be no assurance that the final outcome of the negotiations will not impact the realizability of the assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2004 and 2003,” “Segment Results,” “Backlog,” “Liquidity and Capital Resources” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

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

Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2004 and 2003

     Revenues - Our consolidated revenues were $177.7 million in the second quarter of 2004, a 12% increase compared to $158.4 million for the same quarter of 2003. This increase was driven by substantial growth in our satellites and related space systems segment, together with small increases in revenues in the launch vehicles segment (formerly the launch vehicles and advanced programs segment) and the transportation management systems segment. The increase in satellites and related space systems segment revenues is primarily attributable to higher revenues from recently awarded science, technology and defense satellite contracts.

     We reported $329.1 million in revenues during the first six months of 2004, up 12% over revenues of $295.1 million during the same period in 2003. This increase was primarily driven by the substantial revenue growth from science, technology and defense satellite contracts.

     Gross Profit - Our consolidated gross profit was $29.7 million and $21.5 million in the second quarters of 2004 and 2003, respectively. Gross profit in the second quarter of 2004, as compared to the same period in 2003, reflected a $4.3 million increase in gross profit in our satellites and related space systems segment and a $6.1 million increase in gross profit in our transportation management systems segment, partially offset by a $2.2 million decrease in gross profit in our launch vehicles segment. The increase in gross profit in our satellites and related space systems segment was due to a number of factors including profit derived from the revenue growth in the science, technology and defense satellites product line, favorable revenue and cost adjustments on certain contracts and the absence of a loss accrued in 2003 on the OrbView-3 satellite program. The increase in gross profit in our Transportation Management Systems segment was mainly attributable to the absence in 2004 of cost increases on certain contracts recorded in the second quarter of 2003. The decrease in gross profit in our launch vehicles segment was largely due to lower gross profit from the space launch vehicles and the target launch vehicles product lines and the completion in 2003 of certain advanced space flight systems contracts, mitigated partially by increased gross profit from our missile defense interceptor program.

     Consolidated gross profit for the first six months of 2004 increased to $54.6 million from $47.7 million in the same period of 2003. Gross profit in the first six months of 2004, as compared to the same period in 2003, reflected a $4.8 million increase in gross profit in our satellites and related space systems segment and a $6.8 million increase in gross profit in our transportation management systems segment, partially offset by a $4.7 million decrease in gross profit in our launch vehicles segment. The year-to-date changes in gross profit during 2004 as compared to 2003 were largely attributable to the same quarterly factors described above.

     Research and Development Expenses - Research and development expenses were $1.5 million and $1.3 million in the second quarters of 2004 and 2003, respectively, and $3.2 million and $2.9 million for the six months ended June 30, 2004 and 2003, respectively. These expenses related to the development of improved launch vehicles and satellites.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $13.7 million and $15.2 million in the second quarters of 2004 and 2003, respectively, and $25.2 million and $29.5 million for the six months ended June 30, 2004 and 2003, respectively. Selling, general and administrative expenses decreased in the second quarter of 2004 as compared to the second quarter of 2003 largely due to a $1.0 million decrease in general and administrative expenses in our transportation management systems segment primarily related to non-recurring litigation expenses recorded in 2003. Selling, general and administrative expenses decreased in the first six months of 2004 as compared to the same period in 2003 largely due to the absence in 2004 of litigation expenses in our transportation management systems segment and lower bid and proposal costs in our satellites and related space systems segment.

     Settlement Expense - On December 31, 2003, we received $2.5 million of senior subordinated notes due 2008 from our former affiliate, Orbital Imaging Corporation (“ORBIMAGE”). We received these notes upon the consummation of ORBIMAGE’s plan of reorganization as stipulated by a February 2003 settlement agreement. In 2003, Orbital recorded $4.8 million of charges, including $1.0 million in the first quarter of 2003 and $3.5 million in the second quarter of 2003, in connection with the settlement agreement. In the first quarter of 2004, we sold the notes to a financial institution and we recorded a $2.5 million gain on this transaction as a credit to settlement expense.

     Interest Expense - Interest expense was $2.9 million and $6.2 million for the second quarters of 2004 and 2003, respectively, and $5.8 million and $12.2 million for the six months ended June 30, 2004 and 2003, respectively. Interest expense decreased in the second quarter and first six months of 2004 as compared to the same periods of 2003 primarily as a result of lower interest on our outstanding debt and a reduction in the amortization of debt costs resulting from our refinancing transactions in the third quarter of 2003.

     Debt Extinguishment Expense – We recorded $0.6 million in debt extinguishment expenses during the second quarter of 2003 associated with our repurchase of $4.6 million of our 9% senior notes, as further described in “Liquidity and Capital Resources.” The debt extinguishment expenses consisted of approximately $0.2 million in accelerated amortization of debt issuance costs and $0.4 million in premium.

     Provision for Income Taxes - We recorded a $0.2 million tax provision in both the first and second quarters of 2004 primarily related to an anticipated current federal alternative minimum tax (“AMT”) liability for 2004. We did not have any such liability in 2003. We do not expect to pay U. S. Federal income taxes, other than AMT, in the foreseeable future due to our net operating loss carryforwards.

     For the quarters and six months ended June 30, 2004 and 2003, we concluded that a full deferred tax valuation allowance is required for our net deferred tax assets, based on our assessment that the realization of those assets does not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” However, it is possible that the “more likely than not” criterion could be met later in 2004 or in a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations. As of December 31, 2003, we had fully reserved net deferred tax assets of approximately $245 million. A reduction in the deferred tax valuation allowance would increase income in the period such determination is made and, in subsequent periods, would decrease income as we would record tax provisions based upon pretax income.

     Net Income (Loss) - Our consolidated net income (loss) was $11.1 million and $(4.6) million in the second quarters of 2004 and 2003, respectively, and $22.5 million and $(1.2) million in the six months ended June 30, 2004 and 2003, respectively.

Segment Results

     Our products and services are grouped into three reportable segments: (i) launch vehicles (formerly launch vehicles and advanced programs), (ii) satellites and related space systems and (iii) transportation management systems. All other activities of the company, as well as consolidating eliminations and adjustments, are reported in corporate and other.

     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Launch Vehicles	$86,508	$85,166	$162,997	$165,705
Satellites and Related Space Systems	85,823	68,878	155,204	117,389
Transportation Management Systems	7,984	5,999	15,315	15,204
Corporate and Other	(2,631)	(1,643)	(4,460)	(3,217)

Total	$177,684	$158,400	$329,056	$295,081

Income from Operations:
Launch Vehicles	$7,220	$8,552	$14,123	$17,780
Satellites and Related Space Systems	6,980	3,182	11,434	5,851
Transportation Management Systems	308	(6,783)	618	(8,293)
Corporate and Other	—	(3,500)	2,538	(4,500)

Total	$14,508	$1,451	$28,713	$10,838

     Launch Vehicles – Revenues in this segment increased by approximately 2% in the second quarter of 2004 as compared to the second quarter of 2003. This increase included higher revenues from our Orbital Boost Vehicle (“OBV”) missile defense interceptor program, partially offset by a decrease in revenues from our advanced space flight systems programs due to the completion of certain contracts in 2003. In our OBV missile defense interceptor program, we are developing and manufacturing interceptor vehicles for the U.S. Missile Defense Agency’s Ground-based Midcourse Defense system under a contract with The Boeing Company. The increase in revenues in this program is due to a ramp-up in activity to meet the demanding delivery schedules required under this program. During the first quarter of 2004, we successfully launched our third OBV interceptor in connection with this program. In the second quarter of 2004, we delivered three OBV interceptor vehicles. In the third quarter we expect to conduct another test flight and deliver four more OBV interceptors. The OBV program accounted for approximately 57% and 51% of the total segment revenues in the second quarters of 2004 and 2003, respectively.

     Revenues in this segment decreased by approximately 2% in the first six months of 2004 as compared to the same period of 2003 primarily due to lower revenues in our target vehicles product line and the completion in 2003 of certain advanced space flight systems contracts, offset partially by higher revenues from our OBV missile defense interceptor program.

     Operating income in the second quarter of 2004 decreased by approximately 16% as compared to the second quarter of 2003 largely due to lower operating income from the space launch vehicles and the target launch vehicles product lines and the completion in 2003 of certain advanced space flight systems contracts, offset partially by increased operating income from our OBV missile defense interceptor program. The decrease in operating income from the space launch vehicles product line was largely attributable to (i) decreased activity in our Pegasus programs due to the launch of several Pegasus missions in 2003 and (ii) a decline in profit on a Taurus contract. The decline in profit on the Taurus contract was attributable to cost growth in 2004. Operating income from our OBV missile defense interceptor program was $5.6 million and $3.6 million in the second quarter of 2004 and 2003, respectively, or approximately 78% and 42%, respectively, of total operating income in this segment. The segment’s operating margin (as a percent of revenues) was approximately 8.3% in the second quarter of 2004, compared to approximately 10.0% in the second quarter of 2003. This decrease in operating margin was largely the result of the reduction in margin on the previously mentioned Taurus contract.

     Operating income in the first six months of 2004 decreased by approximately 21% as compared to the same period in 2003, primarily due to the same operating income factors described above, together with an unfavorable profit adjustment in the first quarter of 2004 on a Taurus contract. The segment’s operating margin (as a percent of revenues) was approximately 8.7% in the first six months of 2004, compared to approximately 10.7% in the same period in 2003. This decrease in operating margin was largely the result of the reduction in margin on the previously mentioned Taurus contract.

     Satellites and Related Space Systems – Revenues in this segment increased by approximately 25% in the second quarter of 2004 as compared to the second quarter of 2003, primarily as a result of growth in revenues in our science, technology and defense satellites product line, offset partially by lower revenues in our communications satellites product line. Revenues increased in our science, technology and defense satellites product line largely due to increased revenues from our Dawn interplanetary mission contract and from certain other recently awarded contracts. Revenues decreased in our communications satellites product line revenue primarily due to lower revenues from our BSAT contract, which was completed in 2003, and our PanAmSat contract, which is nearing completion, offset partially by increased revenues from our Optus Networks Satellite contract, received in late 2003, to build two new communications satellites.

     Revenues in this segment increased by approximately 32% in the first six months of 2004 as compared to the first six months of 2003, primarily as a result of the same revenue factors described above.

     Operating income increased by 119% in the second quarter of 2004 as compared to the second quarter of 2003. This increase was due to a number of factors including profits derived from the revenue growth in the science, technology and defense satellites product line, favorable revenue and cost adjustments on certain contracts in 2004 and the absence of a loss accrued in 2003 on the OrbView-3 satellite program. This segment’s operating margin (as a percent of revenues) was approximately 8.1% in the second quarter of 2004, compared to approximately 4.6% in the second quarter of 2003. This margin improvement was primarily due to the impact of the favorable revenue and cost adjustments and the absence in 2004 of the OrbView-3 loss accrual mentioned above.

     Operating income increased by 95% in the first six months of 2004 as compared to the first six months of 2003, largely as a result of profits derived from the revenue growth in the science, technology and defense satellites product line. Additionally, operating income in the first half of 2003 included two largely offsetting transactions. First, we recorded a $2.8 million charge to accrue an additional contract loss on the OrbView-3 satellite that was successfully completed and launched in 2003. Second, during the first quarter of 2003 we received a $2.0 million fee associated with the cancellation of a communications satellite contract. This segment’s operating margin (as a percent of revenues) was approximately 7.4% in the first six months of 2004, compared to approximately 5.0% in the first six months of 2003. This margin improvement was largely due to the absence in 2004 of the OrbView-3 loss accrual mentioned above.

     Transportation Management Systems - Revenues in this segment increased by approximately $2.0 million in the second quarter of 2004 as compared to the second quarter of 2003 and by approximately $100,000 in the first six months of 2004 as compared to the same period in 2003.

     Operating income was $0.3 million in the second quarter of 2004 compared to a $6.8 million loss in the second quarter of 2003. Operating income was $0.6 million in the first six months of 2004 compared to a $8.3 million loss in the same period in 2004. These improvements were primarily attributable to the absence in 2004 of cost increases on certain contracts, inventory-related charges and litigation expenses recorded during 2003.

     Corporate and Other - Corporate and other revenues are comprised solely of the elimination of intercompany revenues. Corporate and other operating results are comprised solely of settlement expenses discussed previously.

Backlog

     Our firm backlog was approximately $870 million at June 30, 2004 and approximately $995 million at December 31, 2003. Approximately $335 million of the June 30, 2004 firm backlog is expected to be recognized as revenue during the remainder of 2004. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees. Total backlog was approximately $2.34 billion at June 30, 2004 and approximately $2.68 billion at December 31, 2003. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at June 30, 2004 does not give effect to new orders received or any terminations or cancellations since that date.

Liquidity and Capital Resources

     Cash Flows from Operating Activities - Cash flow from operations in the first six months of 2004 was $52.2 million, as compared to $31.7 million in the same period of 2003. Cash flow from operations in the first six months of 2004 was primarily attributable to cash provided by ongoing business operations and a $21.8 million net reduction in assets and liabilities. The reduction in assets and liabilities includes $9.2 million in customer cash payments received in advance of contract performance, resulting in an increase in deferred revenues on the balance sheet and a $15.6 million increase in accounts payable and accrued expenses. Cash flow from operations in the first six months of 2003 included a $32.9 million reduction in receivables offset partially by a $12.1 million reduction in deferred revenues.

     Cash Flows from Investing Activities - We used $5.2 million and $4.2 million in the first six months of 2004 and 2003, respectively, for capital expenditures. In the first six months of 2004, we increased cash restricted for letters of credit by $1.9 million.

     Cash Flows from Financing Activities - During the first six months of 2004 and 2003, we received $7.0 million and $1.8 million, respectively, from issuances of common stock primarily in connection with stock option exercises and warrant exercises discussed below. During the second quarter of 2004, we repurchased and retired 156,960 shares, or $2.0 million, of our common stock and we repurchased and cancelled $4.6 million of our 9% senior notes under a previously announced securities repurchase program discussed below. We paid a $0.4 million premium in connection with our repurchase of the 9% senior notes.

     As of December 31, 2003, we had approximately 4.5 million warrants outstanding that were originally issued in connection with the settlement of a class action lawsuit. Each warrant is exercisable for one share of our common stock at an exercise price of $4.82 per warrant, expiring in August 2004. In the first six months of 2004, we received $1.9 million from the exercise of approximately 0.4 million of these warrants. We could receive up to $19.9 million in additional cash proceeds in the third quarter of 2004 from the exercise of the remaining warrants.

     The following table sets forth our long-term obligations, excluding capital lease obligations (in thousands):

	June 30, 2004	December 31, 2003
9% senior notes, interest due semi-annually, principal due in July 2011	$130,424	$135,000
Interest rate swap fair value hedge adjustment on $50 million of 9% Senior Notes	862	1,847

	131,286	136,847
Less current portion	—	—

Long-term portion	$131,286	$136,847

     The fair value of our senior notes at June 30, 2004 and December 31, 2003 was estimated at approximately $143.5 million and $145.1 million, respectively, based on market trading activity.

     We have a $50.0 million four-year revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger in a syndicated line of credit. The Revolver bears interest at rates ranging from 2.25% to 3.0% over LIBOR (for LIBOR loans) or from 0.75% to 1.5% over a base rate related to the prime rate (for base rate loans), varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by substantially all of our assets. The Revolver also permits us to reserve up to $40.0 million of the facility for letters of credit, foreign exchange contracts or other arrangements. The maximum borrowing capacity under the Revolver is limited by a borrowing base formula that is tied to the company’s billed accounts receivable balance. As of June 30, 2004, there were no borrowings under the Revolver, although $6.4 million of standby letters of credit were issued under the Revolver. As of June 30, 2004, $43.6 million of the Revolver was available for borrowing.

     The senior notes and the Revolver contain covenants limiting our ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition and the senior notes contain restrictions on the payment of cash dividends. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, minimum cash balance, fixed charge coverage and consolidated net worth. As of June 30, 2004 and December 31, 2003, we were in compliance with all of these covenants.

     In 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.42% at June 30, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of our senior notes. As of June 30, 2004 and December 31, 2003, the fair value of the interest rate swap was $0.9 million and $1.8 million, respectively, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50.0 million of the senior notes.

     Available Cash and Future Funding - At June 30, 2004, we had $105.8 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future.

     In April 2004, our Board of Directors authorized us to repurchase through April 2005 up to $50 million of our outstanding 9% senior notes due 2011, common stock or common stock warrants that expire in 2006, or a combination thereof. Shares of common stock may be purchased from time to time in open market, block purchase or negotiated transactions. The warrants and notes may be purchased in negotiated transactions. As previously mentioned, during the second quarter of 2004 we paid $7.0 million to repurchase certain of our outstanding common stock and senior notes. The timing, amount and type of possible future securities repurchases will be determined based on our loan covenants, market conditions and other factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2004, we had total receivables of approximately $4.4 million denominated in Japanese yen and $2.3 million denominated in Singapore dollars. We are subject to market risk to the extent that future fluctuations in foreign currency exchange rates impact these receivables.

     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables denominated in foreign currency. At June 30, 2004, we had no foreign currency forward exchange contracts.

     The fair market value of our outstanding 9% senior notes due 2011 was estimated at approximately $143.5 million at June 30, 2004, based on market trading activity.

     During 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.42% at June 30, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of our senior notes. As of June 30, 2004, the fair value of the interest rate swap was $0.9 million, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50.0 million of senior notes.

     We have an unfunded deferred compensation plan for senior managers and executive officers, with a total liability balance of approximately $4.7 million at June 30, 2004. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table sets forth information regarding the company’s repurchase of common stock during the quarter ended June 30, 2004.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total		Shares Purchased	Shares That May
	Number of	Average Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs 1)	Programs 1)
April 1 – April 30, 2004	—	—	—	$50,000,000
May 1 – May 31, 2004	—	—	—	$50,000,000
June 1 – June 30, 2004	156,960	$12.74	156,960	$43,000,000

TOTAL	156,960	$12.74	156,960	$43,000,000

(1) On April 22, 2004, we announced the company’s plan, subject to certain conditions, to repurchase up to $50 million of outstanding debt and equity securities, including our common stock. This is the company’s only securities repurchase plan. The company repurchased all of the shares reported above in open market transactions. The company has not determined to terminate this plan prior to its expiration in April 2005, nor has the company determined to cease making further purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

(a)	The annual meeting of stockholders of the company was held on April 30, 2004.

(b)	Not applicable.

(c)	Election of four directors, each serving for a three-year term ending in 2007:

Edward F. Crawley
Votes:	For:	37,394,298
	Withheld:	2,414,073

Lennard A. Fisk
Votes:	For:	37,370,143
	Withheld:	2,438,228

Garrett E. Pierce
Votes:	For:	37,020,402
	Withheld:	2,787,969

David W. Thompson
Votes:	For:	37,356,267
	Withheld:	2,452,104

Directors whose terms expire in 2005:

Daniel J. Fink
Robert J. Hermann
Janice I. Obuchowski
Frank L. Salizzoni

Directors whose terms expire in 2006:

Robert M. Hanisee
Harrison H. Schmitt
James R. Thompson
Scott L. Webster

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits - A complete listing of exhibits required is given in the Exhibit Index.

(b)	Reports on Form 8-K.

On April 22, 2004, the company filed a Current Report on Form 8-K, dated April 22, 2004, disclosing under Item 12 its announcement of consolidated financial results for the first quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: July 23, 2004	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: July 23, 2004	By:	/s/ Garrett E. Pierce
Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Restated By-Laws of Orbital Sciences Corporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Report on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 27, 2002).

4.3	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 27, 2002).

4.4	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit No.	Description
4.5	Warrant Agreement dated as of January 16, 2001 between Orbital Sciences Corporation and Fleet National Bank, as Warrant Agent (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A filed on August 31, 2001).

4.6	Form of Warrant Certificate (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A filed on August 31, 2001).

4.7	Rights Agreement dated as of October 22, 1998 between the company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.8	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

4.9	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2003).

4.10	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 18, 2003).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).