Form 10-Q
period 2004-09-30
ORBITAL SCIENCES CORP /DE/
filed 2004-10-25
CIK 820736

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

     As of October 20, 2004, 51,569,774 shares of the registrant’s Common Stock were outstanding.

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,663	$60,900
Restricted cash and cash equivalents	13,675	19,258
Receivables, net	146,773	149,508
Inventories, net	11,872	12,642
Other current assets	5,921	5,496

Total current assets	297,904	247,804

Property, plant and equipment, net	79,988	82,364
Goodwill	95,293	95,293
Other non-current assets	11,875	13,839

Total assets	$485,060	$439,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$217	$297
Accounts payable and accrued expenses	128,539	116,026
Deferred revenues	16,536	16,292

Total current liabilities	145,292	132,615

Long-term obligations, net of current portion	127,667	137,116
Other non-current liabilities	1,457	2,692
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 51,564,249 and 48,072,580 shares outstanding, respectively	516	480
Additional paid-in capital	600,908	591,482
Deferred compensation	(138)	(502)
Accumulated deficit	(390,642)	(424,583)

Total stockholders’ equity	210,644	166,877

Total liabilities and stockholders’ equity	$485,060	$439,300

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	For the Quarters Ended
	September 30,
	2004	2003
	(unaudited)	(unaudited)
Revenues	$171,695	$128,629
Costs of goods sold	142,458	101,736

Gross profit	29,237	26,893
Research and development expenses	1,457	2,332
Selling, general and administrative expenses	13,457	14,250
Settlement expense	—	(913)

Income from operations	14,323	11,224
Interest expense	(2,847)	(3,544)
Other income, net	521	931
Debt extinguishment expense	(577)	(38,836)

Income (loss) before provision for income taxes	11,420	(30,225)
Provision for income taxes	(25)	—

Net income (loss)	$11,395	$(30,225)

Basic net income (loss) per share	$0.23	$(0.64)

Diluted net income (loss) per share	$0.18	$(0.64)

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	For the Nine Months Ended
	September 30,
	2004	2003
	(unaudited)	(unaudited)
Revenues	$500,751	$423,710
Costs of goods sold	416,946	349,089

Gross profit	83,805	74,621
Research and development expenses	4,654	5,230
Selling, general and administrative expenses	38,653	43,743
Settlement expense	(2,538)	3,587

Income from operations	43,036	22,061
Interest expense	(8,645)	(15,768)
Other income, net	1,174	1,127
Debt extinguishment expense	(1,138)	(38,836)

Income (loss) before provision for income taxes	34,427	(31,416)
Provision for income taxes	(486)	—

Net income (loss)	$33,941	$(31,416)

Basic net income (loss) per share	$0.69	$(0.68)

Diluted net income (loss) per share	$0.52	$(0.68)

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$33,941	$(31,416)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,966	11,721
Amortization of debt issuance costs and debt discount	665	3,837
Stock-based compensation and contributions to defined contribution plan	(374)	6,811
Debt extinguishment expense	1,138	38,836
Changes in assets and liabilities and other	14,852	3,403

Net cash provided by operating activities	61,188	33,192

Cash Flows From Investing Activities:
Capital expenditures	(8,562)	(5,351)
Escrow proceeds related to former business disposition	—	3,000
Change in cash restricted for letters of credit, net	5,581	(9,016)

Net cash used in investing activities	(2,981)	(11,367)

Cash Flows From Financing Activities:
Payments on long-term obligations	(9,672)	(144,355)
Net proceeds from issuances of long-term obligations	—	129,046
Repurchase of common stock	(7,000)	—
Net proceeds from issuances of common stock	17,228	3,463

Net cash provided by (used in) financing activities	556	(11,846)

Net increase in cash and cash equivalents	58,763	9,979
Cash and cash equivalents, beginning of period	60,900	43,440

Cash and cash equivalents, end of period	$119,663	$53,419

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
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

     Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

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

     The company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for the quarter and nine-month periods ended September 30, 2004 and 2003 are summarized as follows:

	Quarters Ended September 30,
	2004	2003
Additional shares authorized for grant at September 30	421,836	1,455,181
Volatility	65%	66%
Risk-free interest rate	2.88%	2.44%
Weighted-average fair value per share at grant date	$4.94	$4.83
Expected dividend yield	—	—
Expected life of options (years)	2.5	4.5

	Nine Months Ended September 30,
	2004	2003
Additional shares authorized for grant at September 30	421,836	1,455,181
Volatility	65%	66%
Risk-free interest rate	3.06%	1.69%
Weighted-average fair value per share at grant date	$3.96	$3.35
Expected dividend yield	—	—
Expected life of options (years)	2.5 – 4.5	4.5

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Quarters Ended September 30,
	2004	2003
Net income (loss), as reported	$11,395	$(30,225)
Stock-based employee compensation expense per fair-value-based method	(1,378)	(1,374)

Pro forma net income (loss)	$10,017	$(31,599)

Earnings (loss) per share:
Basic—as reported	$0.23	$(0.64)
Basic—pro forma	$0.20	$(0.67)
Diluted—as reported	$0.18	$(0.64)
Diluted—pro forma	$0.15	$(0.67)

	Nine Months Ended September 30,
	2004	2003
Net income (loss), as reported	$33,941	$(31,416)
Stock-based employee compensation expense per fair-value-based method	(5,416)	(3,184)

Pro forma net income (loss)	$28,525	$(34,600)

Earnings (loss) per share:
Basic—as reported	$0.69	$(0.68)
Basic—pro forma	$0.58	$(0.74)
Diluted—as reported	$0.52	$(0.68)
Diluted—pro forma	$0.44	$(0.74)

     Pro forma net income (loss) reflects only options granted through September 30, 2004 and, therefore, may not be representative of the effects for future periods.

(4)	Industry Segment Information

     Orbital’s space-related products and services are grouped into three reportable segments: (i) launch vehicles (formerly launch vehicles and advanced programs), (ii) satellites and related space systems and (iii) transportation management systems. Reportable segments are generally organized based upon product lines. Corporate and other is comprised of the elimination of intercompany revenues and certain corporate items that have not been attributed to a particular segment.

     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Intersegment sales of $2.1 million and $1.9 million were recorded in the quarters ended September 30, 2004 and 2003, respectively. Intersegment sales of $6.6 million and $5.1 million were recorded in the nine months ended September 30, 2004 and 2003, respectively.

     The following table presents operating information for the quarters and nine months ended September 30, 2004 and 2003 and identifiable assets at September 30, 2004 and December 31, 2003 by reportable segment (in thousands).

	Quarters Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Launch Vehicles:
Revenues	$80,153	$78,368		$243,150	$244,073
Operating income	8,065	7,482		22,188	25,261
Identifiable assets	119,146	126,960	(1)	119,146	126,960	(1)
Capital expenditures	1,132	418		2,725	2,546
Depreciation and amortization	1,300	1,326		3,930	4,251
Satellites and Related Space Systems:
Revenues	$86,551	$40,471		$241,755	$157,860
Operating income	5,956	2,768		17,390	8,619
Identifiable assets	166,692	149,933	(1)	166,692	149,933	(1)
Capital expenditures	1,961	673		4,623	1,417
Depreciation and amortization	1,327	1,433		3,895	4,301
Transportation Management Systems:
Revenues	$7,096	$11,642		$22,411	$26,846
Operating income (loss)	302	359		920	(7,934)
Identifiable assets	24,383	37,596	(1)	24,383	37,596	(1)
Capital expenditures	12	34		160	238
Depreciation and amortization	177	207		560	600
Corporate and Other:
Revenues	$(2,105)	$(1,852)		$(6,565)	$(5,069)
Operating income (loss)	—	615		2,538	(3,885)
Identifiable assets	174,839	124,811	(1)	174,839	124,811	(1)
Capital expenditures	305	59		1,054	1,150
Depreciation and amortization	858	821		2,581	2,569
Consolidated:
Revenues	$171,695	$128,629		$500,751	$423,710
Operating income	14,323	11,224		43,036	22,061
Identifiable assets	485,060	439,300	(1)	485,060	439,300	(1)
Capital expenditures	3,410	1,184		8,562	5,351
Depreciation and amortization	3,662	3,787		10,966	11,721

(1)	As of December 31, 2003

(5)	Receivables

     Receivables consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Billed	$40,322	$55,812
Unbilled	106,620	93,883
Allowance for doubtful accounts	(169)	(187)

Total	$146,773	$149,508

(6)	Inventories

     Inventories consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Inventories	$14,740	$15,475
Allowance for inventory obsolescence	(2,868)	(2,833)

Total	$11,872	$12,642

     Substantially all of the company’s inventory consisted of component parts and raw materials.

(7)	Warranties

     The company assumes warranty obligations in connection with certain contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. Activity in the warranty liability consisted of the following (in thousands):

	Quarter Ended	Quarter Ended
	September 30, 2004	September 30, 2003
Balance at beginning of period	$4,340	$4,768
Accruals during the period	318	372
Reductions during the period	(1,118)	(227)

Balance at end of period	$3,540	$4,913

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Balance at beginning of period	$5,020	$4,554
Accruals during the period	656	1,298
Reductions during the period	(2,136)	(939)

Balance at end of period	$3,540	$4,913

(8)	Interest Expense

     Interest expense consisted of the following (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest	$2,649	$3,334	$7,980	$11,931
Amortization of debt issuance costs	198	210	665	1,622
Amortization of debt discount	—	—	—	2,215

Total	$2,847	$3,544	$8,645	$15,768

(9)	Earnings (Loss) Per Share

     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarter Ended	Quarter Ended
	September 30, 2004	September 30, 2003
Weighted average of outstanding shares for basic EPS	50,358	47,377
Dilutive effect of outstanding stock options and warrants	14,400	—

Shares for diluted EPS	64,758	47,377

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Weighted average of outstanding shares for basic EPS	49,060	46,512
Dilutive effect of outstanding stock options and warrants	16,203	—

Shares for diluted EPS	65,263	46,512

     In periods of losses from operations, such as the quarter and nine months ended September 30, 2003, diluted per-share losses are the same as basic per-share losses because the effect of stock options and warrants would be anti-dilutive.

(10)	Comprehensive Income (Loss)

     Comprehensive income (loss) in the quarter and nine-month periods ended September 30, 2004 and 2003 was equal to net income (loss). Accumulated other comprehensive income (loss) as of September 30, 2004 and December 31, 2003 was $0.

(11)	Sale of ORBIMAGE Notes

     On December 31, 2003, Orbital received $2.5 million of senior subordinated notes due 2008 from its former affiliate, Orbital Imaging Corporation (“ORBIMAGE”), upon the consummation of ORBIMAGE’s plan of reorganization. In 2003, Orbital recorded $4.8 million of charges, including $4.5 million in the first nine months of 2003, in connection with a settlement agreement with ORBIMAGE. In the first quarter of 2004, the company sold the notes to a financial institution and recorded a $2.5 million gain on this transaction as a credit to settlement expense. Orbital does not have any equity or debt investment in ORBIMAGE’s successor company.

(12)	Debt

     The following table sets forth the company’s long-term obligations, excluding capital lease obligations (in thousands):

	September 30, 2004	December 31, 2003
9% senior notes, interest due semi-annually, principal due in July 2011	$126,425	$135,000
Interest rate swap fair value hedge adjustment on $50 million of 9% Senior Notes	1,115	1,847

	127,540	136,847
Less current portion	—	—

Long-term portion	$127,540	$136,847

     During the first nine months of 2004, the company repurchased and cancelled $8.6 million of its 9% senior notes at a cost of $9.6 million under a securities repurchase program. The company recorded $1.1 million in debt extinguishment expense during the nine months ended September 30, 2004 associated with the repurchases.

     The fair value of the company’s senior notes at September 30, 2004 and December 31, 2003 was estimated at $141.0 million and $145.1 million, respectively, based on market trading activity.

     The company has a $50.0 million four-year revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger in a syndicated line of credit. The Revolver bears interest at rates ranging from 2.25% to 3.0% over LIBOR (for LIBOR loans) or from 0.75% to 1.5% over a base rate related to the prime rate (for base rate loans), varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by substantially all of the company’s assets. The Revolver also permits the company to reserve up to $40.0 million of the facility for letters of credit, foreign exchange contracts or other arrangements. The maximum borrowing capacity under the Revolver is limited by a borrowing base formula that is tied to the company’s billed accounts receivable balance. As of September 30, 2004, there were no borrowings under the Revolver, although $6.4 million of standby letters of credit were issued under the Revolver. As of September 30, 2004, $43.6 million of the Revolver was available for borrowing.

     The senior notes and the Revolver contain covenants limiting the company’s ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition and the senior notes contain restrictions on the payment by the company of cash dividends. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, minimum cash balance, fixed charge coverage and consolidated net worth. As of September 30, 2004, the company was in compliance with all of these covenants.

     In 2003, the company entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby the company receives fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.88% at September 30, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of the company’s senior notes. As of September 30, 2004 and December 31, 2003, the fair value of the interest rate swap was $1.1 million and $1.8 million, respectively, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50.0 million of the senior notes.

(13)	Equity Transactions

     During the nine months ended September 30, 2004, 2.4 million common stock warrants with a $4.82 exercise price that had originally been issued in 2001 were exercised. The warrants expired on August 31, 2004. The company received $9.6 million and $11.5 million of proceeds from the warrant exercises for the quarter and nine months ended September 30, 2004, respectively. A total of 2.1 million warrants expired unexercised.

     The company repurchased and retired 438,000 and 595,000 shares of the company’s common stock for $5.0 million and $7.0 million during the quarter and the nine months ended September 30, 2004, respectively.

(14)	Commitments and Contingencies

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

Other

     In 2003, the company suspended work and revenue recognition on a transportation management systems contract as a result of the customer’s inability to provide equipment necessary to complete the contract. In the third quarter of 2004, the contract was renegotiated and work resumed, resulting in a $2.1 million favorable revenue adjustment and a favorable $1.4 million impact on operating income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2004 and 2003,” “Segment Results,” “Backlog,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, may affect our actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

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

Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2004 and 2003

     Revenues – Our consolidated revenues were $171.7 million in the third quarter of 2004, a 33% increase compared to $128.6 million for the same quarter of 2003. This increase was driven by substantial growth in our satellites and related space systems segment and a small increase in our launch vehicles segment (formerly the launch vehicles and advanced programs segment), offset partially by a decrease in revenues in the transportation management systems segment. The increase in satellites and related space systems segment revenues is largely attributable to recently awarded science, technology and defense satellite contracts.

     We reported $500.8 million in revenues during the first nine months of 2004, up 18% over revenues of $423.7 million during the same period in 2003. This increase was primarily driven by the substantial revenue growth from science, technology and defense satellite contracts.

     Gross Profit - Our consolidated gross profit was $29.2 million and $26.9 million in the third quarters of 2004 and 2003, respectively. Gross profit in the third quarter of 2004, as compared to the same period in 2003, reflected a $6.4 million increase in our satellites and related space systems segment, partially offset by a $2.9 million decrease in our launch vehicles segment and a $1.2 million decrease in our transportation management systems segment. The increase in gross profit in our satellites and related space systems segment was due to a number of factors including profit derived from the revenue growth in the science, technology and defense satellite product line and the absence of a $1.3 million loss accrual in the third quarter of 2003 on the OrbView-3 satellite program. The decrease in gross profit in our launch vehicles segment was largely due to the completion in 2003 of certain advanced space flight systems contracts. The decrease in gross profit in our transportation management systems segment was mainly attributable to a decrease in contract revenues.

     Consolidated gross profit for the first nine months of 2004 increased to $83.8 million from $74.6 million in the same period of 2003. Gross profit in the first nine months of 2004, as compared to the same period in 2003, reflected an $11.2 million increase in gross profit in our satellites and related space systems segment and a $5.7 million increase in gross profit in our transportation management systems segment, partially offset by a $7.7 million decrease in gross profit in our launch vehicles segment. The year-to-date changes in gross profit during 2004 as compared to 2003 were largely attributable to the same quarterly factors described above, together with the absence in 2004 of cost increases recorded in 2003 on certain transportation management systems contracts.

     Research and Development Expenses - Research and development expenses were $1.5 million and $2.3 million in the third quarters of 2004 and 2003, respectively, and $4.7 million and $5.2 million for the nine months ended September 30, 2004 and 2003, respectively. These expenses related primarily to the development of improved launch vehicles and satellites.

     Selling, General and Administrative Expenses – Selling, general and administrative expenses were $13.5 million and $14.3 million in the third quarters of 2004 and 2003, respectively, and $38.7 million and $43.7 million for the nine months ended September 30, 2004 and 2003, respectively. Selling, general and administrative expenses in the third quarter of 2004 were for the most part comparable to those in the third quarter of 2003. Selling, general and administrative expenses decreased in the first nine months of 2004 as compared to the same period in 2003 largely due to a $2.0 million reduction in bid and proposal costs and due to the absence in 2004 of $2.1 million of litigation expenses in our transportation management systems segment.

     Settlement Expense - In the first quarter of 2004, we recorded a $2.5 million gain as a credit to settlement expense on the sale of senior subordinated notes which we had received from our former affiliate, Orbital Imaging Corporation (“ORBIMAGE”).

     During the third quarter of 2003, we recorded a $0.9 million reduction of settlement expense in connection with the settlement of an action we had brought against certain of our insurers seeking reimbursement for defense and settlement costs we had incurred several years ago defending a breach of contract lawsuit. In the first nine months of 2003, we recorded $4.5 million in settlement expenses in connection with the February 2003 settlement agreement with ORBIMAGE.

     Interest Expense - Interest expense was $2.8 million and $3.5 million for the third quarters of 2004 and 2003, respectively, and $8.6 million and $15.8 million for the nine months ended September 30, 2004 and 2003, respectively. Interest expense decreased in the third quarter and first nine months of 2004 as compared to the same periods of 2003 primarily as a result of lower interest on our outstanding debt and a reduction in the amortization of debt costs resulting from our refinancing transactions in the third quarter of 2003.

     Debt Extinguishment Expense – During the quarter and nine months ended September 30, 2004, we recorded $0.6 million and $1.1 million, respectively, in debt extinguishment expense associated with repurchases of a portion of our 9% senior notes, as further described in “Liquidity and Capital Resources.” These debt extinguishment expenses consisted primarily of prepayment premiums. We recorded $38.8 million in debt extinguishment expenses during the third quarter of 2003 associated with debt refinancings in July 2003.

     Income Taxes - We recorded $25,000 and $0.5 million of income tax expense in the third quarter and first nine months of 2004, respectively, primarily related to an anticipated current federal alternative minimum tax (“AMT”) liability for 2004. We did not have any such liability in 2003. We do not expect to pay U. S. Federal income taxes, other than AMT, in the foreseeable future due to our net operating loss carryforwards.

     For the quarters and nine months ended September 30, 2004 and 2003, we concluded that a full deferred tax valuation allowance is required for our net deferred tax assets, based on our assessment that the realization of those assets does not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” However, it is possible that the “more likely than not” criterion could be met later in 2004 or in a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations. As of December 31, 2003, we had fully reserved net deferred tax assets of approximately $245 million. A reduction in the deferred tax valuation allowance would increase reported income in the period such determination is made and, in subsequent periods, would decrease income as we would record tax provisions based upon pretax income.

     Net Income (Loss) - Our consolidated net income for the third quarter of 2004 was $11.4 million, compared to net loss of $30.2 million in the third quarter of 2003. Our consolidated net income for the first nine months of 2004 was $33.9 million, compared to net loss of $31.4 million in the same period of 2003.

Segment Results

     Our products and services are grouped into three reportable segments: (i) launch vehicles (formerly launch vehicles and advanced programs), (ii) satellites and related space systems and (iii) transportation management systems. All of our other activities, as well as consolidating eliminations and adjustments, are reported in corporate and other.

     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Launch Vehicles	$80,153	$78,368	$243,150	$244,073
Satellites and Related Space Systems	86,551	40,471	241,755	157,860
Transportation Management Systems	7,096	11,642	22,411	26,846
Corporate and Other	(2,105)	(1,852)	(6,565)	(5,069)

Total	$171,695	$128,629	$500,751	$423,710

Income (Loss) from Operations:
Launch Vehicles	$8,065	$7,482	$22,188	$25,261
Satellites and Related Space Systems	5,956	2,768	17,390	8,619
Transportation Management Systems	302	359	920	(7,934)
Corporate and Other	—	615	2,538	(3,885)

Total	$14,323	$11,224	$43,036	$22,061

Third Quarter 2004 Compared With Third Quarter 2003

     Launch Vehicles – Launch vehicles segment revenues increased by 2% primarily due to higher revenues from our Orbital Boost Vehicle (“OBV”) missile defense interceptor program and our target vehicles product line, partially offset by a decrease in revenues from certain advanced space flight systems contracts and our space launch vehicle product line. In our OBV missile defense interceptor program, we are developing and manufacturing interceptor vehicles for the U.S. Missile Defense Agency’s Ground-based Midcourse Defense system under a contract with The Boeing Company. Revenue in this program grew by $9.1 million due to a ramp-up in activity to meet the program’s delivery schedules. During the first three quarters of 2004, we successfully launched our third OBV interceptor and delivered seven OBV interceptor vehicles, including four during the third quarter. The OBV program accounted for 50% and 39% of total launch vehicles revenues in the third quarters of 2004 and 2003, respectively.

     Operating income increased by 8% primarily due to higher operating income from the target vehicle product line, offset partially by the absence of the operating income from certain advanced space flight systems contracts that were completed in 2003. Operating income from our OBV missile defense interceptor program continued as the largest contributor to this segment’s operating income, reporting $3.5 million operating profit in the third quarters of both 2004 and 2003, or 44% and 48%, respectively, of total operating income in this segment. The segment’s operating margin (as a percentage of revenues) was 10.1% in the third quarter of 2004, compared to 9.5% in the third quarter of 2003. This increase in operating margin was the result of higher margins in the space launch vehicle and target vehicle product lines.

     Satellites and Related Space Systems – Satellites and related space systems segment revenues increased by 114% primarily as a result of significant growth in revenues in our science, technology and defense satellite product line and our communications satellites product line. Revenues increased by $33.9 million in our science, technology and defense satellite product line largely due to increased revenues from our Dawn interplanetary mission contract and from certain other recently awarded contracts. Revenues increased by $10.4 million in our communications satellites product line primarily due to work on the Optus Networks satellite contract that was awarded in late 2003, partially offset by lower revenues from the TELKOM satellite contract.

     Operating income increased by 115% primarily due to profits derived from the revenue growth in the science, technology and defense satellite product line and the absence of a $1.3 million loss accrual in 2003 on the OrbView-3 satellite program. This segment’s operating margin (as a percentage of revenues) improved slightly to 6.9% for the quarter, compared to 6.8% in 2003.

     Transportation Management Systems – Transportation management systems segment revenues decreased by 39% largely due to a reduction in revenue on a contract to install a transportation management system for Los Angeles County, California, that was substantially completed during the third quarter of 2004, offset partially by revenue of $2.1 million on a contract that was renegotiated and resumed in the third quarter of 2004. In 2003, the company had suspended work and revenue recognition on this contract as a result of the customer’s inability to provide equipment necessary to complete the contract.

     Operating income decreased slightly due to lower operating income from the Los Angeles County, California, contract and from other contracts, offset partially by operating income of $1.4 million from the resumed contract.

     Corporate and Other – Corporate and other revenues are comprised solely of the elimination of intercompany revenues.

     Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

     Launch Vehicles – Launch vehicles segment year-to-date revenues were comparable in 2004 and 2003, primarily due to a $15.6 million revenue increase in our OBV missile defense interceptor program, which was largely offset by a decrease in revenues from our space launch vehicle product line and the impact of certain advanced space flight systems contracts that were completed in 2003.

     Operating income decreased by 12%, primarily due to lower operating income in the space launch vehicle product line and due to the completion in 2003 of certain advanced space flight systems contracts. These decreases were offset partially by higher operating income from our OBV missile defense interceptor program and our target vehicle product line. The decrease in operating income from the space launch vehicle product line was largely due to less activity in Pegasus programs and an unfavorable profit adjustment in the first quarter of 2004 due to cost increases on a Taurus contract. Operating income from our OBV missile defense interceptor program was $15.3 million and $11.8 million in the first nine months of 2004 and 2003, or 69% and 47%, respectively, of total operating income in this segment. The segment’s operating margin (as a percentage of revenues) was 9.1% in the first nine months of 2004, compared to 10.3% in the same period in 2003. This decrease in operating margin was largely the result of the reduction in margin on the previously mentioned Taurus contract.

     Satellites and Related Space Systems – Satellites and related space systems segment year-to-date revenues increased by 53% as a result of significant growth in revenues in our science, technology and defense satellite product line, as well as revenue growth from technical services. Revenues increased $83.0 million in our science, technology and defense satellite product line primarily due to increased revenues from the Dawn interplanetary mission contract and from certain other recently awarded contracts. Revenues decreased $5.4 million in our communications satellites product line primarily as a result of the completion of the BSAT-2c and PanAmSat Galaxy 12 satellites in 2003, partially offset by increased revenues from the Optus Networks satellite contract, which was awarded in late 2003, to build two new communications satellites.

     Operating income increased by 102%, largely as a result of profits derived from the revenue growth in the science, technology and defense satellite product line and the absence of $4.1 million in losses accrued in 2003 on the OrbView-3 satellite program. In addition, operating income in 2003 included the first quarter of 2003 receipt of a $2.0 million fee associated with the cancellation of a commercial geosynchronous satellite contract. This segment’s operating margin (as a percentage of revenues) was 7.2% in the first nine months of 2004, compared to 5.5% in the same period of 2003. This margin improvement was largely due to the absence in 2004 of the OrbView-3 loss accrual mentioned above.

     Transportation Management Systems – Transportation management systems segment revenues decreased by 17% primarily due to a reduction in revenue on a contract to install a transportation management system for Los Angeles County, California, that was substantially completed in the third quarter of 2004, offset partially by $2.1 million in revenue on the renegotiated and resumed contract mentioned above.

     Operating results improved from a $7.9 million loss in 2003 to $0.9 million income in 2004. This improvement was primarily attributable to the absence in 2004 of cost increases on certain contracts, inventory-related charges and litigation expenses recorded during 2003. In addition, $1.4 million of operating income from the resumed contract mentioned above contributed to the segment’s improved results.

     Corporate and Other – Corporate and other revenues are comprised solely of the elimination of intercompany revenues.

     Corporate and other operating results in 2004 are comprised solely of the first quarter 2004 gain on the sale of notes received from ORBIMAGE discussed above. In 2003, corporate and other operating results included charges totaling $4.5 million under the settlement agreement with ORBIMAGE.

Backlog

     Our firm backlog was $785 million at September 30, 2004 and $995 million at December 31, 2003. We expect $175 million of the September 30, 2004 firm backlog to be recognized as revenue during the remainder of 2004. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

     Total backlog was $2.39 billion at September 30, 2004 and $2.68 billion at December 31, 2003. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at September 30, 2004 does not give effect to new orders received or any terminations or cancellations since that date.

Liquidity and Capital Resources

     Cash Flows from Operating Activities - Cash flow from operations in the first nine months of 2004 was $61.2 million, as compared to $33.2 million in the same period of 2003. Cash flow from operations in the first nine months of 2004 was primarily attributable to cash provided by ongoing business operations and a $14.9 million net reduction in assets and liabilities. The reduction in assets and liabilities includes a $12.5 million increase in accounts payable and accrued expenses. Cash flow from operations in the first nine months of 2003 included an $18.6 million reduction in receivables and a $21.7 million reduction in deferred revenues, plus a $38.8 million add-back to net loss associated with the previously discussed debt extinguishment expenses.

     Cash Flows from Investing Activities - We used $8.6 million and $5.4 million in the first nine months of 2004 and 2003, respectively, for capital expenditures. In the first nine months of 2004, cash which had been restricted for letters of credit was reduced by $5.6 million. During the first nine months of 2003, our investing activities included a $9.0 million increase in cash restricted for letters of credit, partially offset by a $3.0 million cash receipt from an escrow account related to the sale of a former business.

     Cash Flows from Financing Activities - During the first nine months of 2004 and 2003, we received $17.2 million and $3.5 million, respectively, from issuances of common stock primarily in connection with stock option exercises and warrant exercises. During the nine months ended September 30, 2004, 2.4 million common stock warrants, with an exercise price of $4.82 per share that had originally been issued in 2001, were exercised. We received $11.5 million of proceeds from these warrant exercises. A total of 2.1 million warrants expired unexercised on August 31, 2004.

     During the first nine months of 2004, we repurchased and retired 595,000 shares of our common stock for $7.0 million, and we repurchased and cancelled $8.6 million of our 9% senior notes at a cost of $9.6 million. During the first nine months of 2003, our financing activities used $144.4 million to pay long-term debt obligations and provided $129.0 million net proceeds from issuance of long-term debt, primarily associated with July 2003 refinancing transactions.

     The following table sets forth our long-term obligations, excluding capital lease obligations (in thousands):

	September 30, 2004	December 31, 2003
9% senior notes, interest due semi-annually, principal due in July 2011	$126,425	$135,000
Interest rate swap fair value hedge adjustment on $50 million of 9% senior notes	1,115	1,847

	127,540	136,847
Less current portion	—	—

Long-term portion	$127,540	$136,847

     The fair value of our senior notes at September 30, 2004 and December 31, 2003 was estimated at $141.0 million and $145.1 million, respectively, based on market trading activity.

     We have a $50.0 million four-year revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger in a syndicated line of credit. The Revolver bears interest at rates ranging from 2.25% to 3.0% over LIBOR (for LIBOR loans) or from 0.75% to 1.5% over a base rate related to the prime rate (for base rate loans), varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by substantially all of our assets. The Revolver also permits us to reserve up to $40.0 million of the facility for letters of credit, foreign exchange contracts or other arrangements. The maximum borrowing capacity under the Revolver is limited by a borrowing base formula that is tied to our billed accounts receivable balance. As of September 30, 2004, there were no borrowings under the Revolver, although $6.4 million of standby letters of credit were issued under the Revolver. As of September 30, 2004, $43.6 million of the Revolver was available for borrowing.

     The senior notes and the Revolver contain covenants limiting our ability to, among other things, incur more debt, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. The Revolver contains an absolute prohibition and the senior notes contain restrictions on the payment of cash dividends. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, minimum cash balance, fixed charge coverage and consolidated net worth. As of September 30, 2004 and December 31, 2003, we were in compliance with all of these covenants.

     In 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.88% at September 30, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of our senior notes. As of September 30, 2004 and December 31, 2003, the fair value of the interest rate swap was $1.1 million and $1.8 million, respectively, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50.0 million of the senior notes.

     Available Cash and Future Funding - At September 30, 2004, we had $119.7 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future.

     In April 2004, our Board of Directors authorized us to repurchase, through April 2005, up to $50 million of our outstanding 9% senior notes due 2011, common stock or common stock warrants that expire in 2006, or a combination thereof. Shares of common stock may be purchased from time to time in open market, block purchase or negotiated transactions. The warrants and notes may be purchased in negotiated transactions. As previously mentioned, during the first nine months of 2004 we expended $16.5 million to repurchase shares of outstanding common stock and a portion of the senior notes. The timing, amount and type of possible future securities repurchases will be determined based on our loan covenants, market conditions and other factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2004, we had $4.0 million of receivables denominated in Japanese yen and $3.1 million denominated in Singapore dollars. We are subject to market risk to the extent that future fluctuations in foreign currency exchange rates impact these receivables.

     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables denominated in foreign currency. At September 30, 2004, we had no foreign currency forward exchange contracts.

     The fair market value of our outstanding 9% senior notes due 2011 was estimated at $141.0 million at September 30, 2004, based on market trading activity.

     During 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 5.88% at September 30, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of our senior notes. As of September 30, 2004, the fair value of the interest rate swap was $1.1 million, which was recorded in other non-current assets with an equal fair value adjustment recorded on $50.0 million of senior notes.

     We have an unfunded deferred compensation plan for executive officers and senior managers with a total liability balance of $4.7 million at September 30, 2004. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

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

ITEM 2. CHANGES IN SECURITIES

Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table sets forth information regarding our repurchase of common stock during the quarter ended September 30, 2004.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs [1]	Plans or Programs [1]
July 1 – July 31, 2004	—	—	—	$43,000,000
Aug 1 – Aug 31, 2004	—	—	—	$43,000,000
Sep 1 – Sep 30, 2004	437,949	$11.46	437,949	$34,000,000
TOTAL	437,949	$11.46	437,949	$34,000,000

(1) On April 22, 2004, we announced the company’s plan, subject to certain conditions, to repurchase up to $50 million of outstanding debt and equity securities, including our common stock. This is our only securities repurchase plan. We repurchased all of the shares reported above in open market transactions. We have not determined to terminate this plan prior to its expiration in April 2005, nor have we determined to cease making further purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits - A complete listing of exhibits required is given in the Exhibit Index.

(b)	Reports on Form 8-K.

On July 20, 2004, we filed a Current Report on Form 8-K, dated July 20, 2004, disclosing under Item 12 our announcement of consolidated financial results for the second quarter ended June 30, 2004.

On August 27, 2004, we filed a Current Report on Form 8-K, dated August 26, 2004, disclosing under Item 8 our issuance of a press release regarding the expiration of our common stock warrants issued in 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: October 25, 2004	By:	/s/ David W. Thompson

David W. Thompson Chairman and Chief Executive Officer

	By:	/s/ Garrett E. Pierce

DATED: October 25, 2004		Garrett E. Pierce Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (transmitted herewith).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Report on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 27, 2002).

4.3	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 27, 2002).

4.4	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

4.7	Rights Agreement dated as of October 22, 1998 between the company and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1

Exhibit No.	Description
to the company’s Report on Form 8-A filed on November 2, 1998).

4.8	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

4.9	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 18, 2003).

4.10	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 18, 2003).

10.1	Form of Director Restricted Stock Agreement (transmitted herewith).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).