Form 10-K
period 2004-12-31
ORBITAL SCIENCES CORP /DE/
filed 2005-03-04
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
For Annual and Transition Reports
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐
     The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2004 was approximately $669,900,000. The registrant has no non-voting common equity.
     As of March 1, 2005, 55,523,954 shares of the registrant’s Common Stock were outstanding.
     Portions of the registrant’s definitive proxy statement to be filed on or about March 22, 2005 are incorporated by reference in Part III of this report.

________________________________________________________________________________

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital is a trademark of Orbital Sciences Corporation.

PART I

Item 1.	Business
General
   We design, develop, manufacture and operate small rockets and space systems for the U.S. Department of Defense (“DoD”) and other U.S. government agencies and for global commercial and scientific customers. We define small rockets and space systems to include the following major product lines:

•	Rockets that are used as interceptor and target vehicles for missile defense systems;

•	Small-class launch vehicles that place satellites weighing up to 4,000 lbs. into low-Earth orbit;

•	Low-Earth orbit, or LEO, satellites weighing up to 5,000 lbs. which are used for communications, remote sensing, scientific and military missions; and

•	Geosynchronous Earth orbit, or GEO, communications satellites weighing up to 5,000 lbs.
   Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of two entities established in 1982 and 1983.
   It has been our general strategy to develop and expand a core integrated business of space systems technologies and products, focusing on the design and manufacturing of affordable lightweight rockets, small satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors. It is also part of our strategy to seek contracts that will fund the development of enhancements to our existing launch vehicle and space systems product lines. As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small rockets and space systems, we believe we are well positioned to capitalize on the demand for small space-technology systems in missile defense, spaced-based military and intelligence operations, and commercial satellite communications programs, and to take advantage of continuing government-sponsored initiatives for space-based scientific research and lunar and planetary exploration initiatives.
   Our executive offices are located at 21839 Atlantic Boulevard, Dulles, Virginia 20166 and our telephone number is (703) 406-5000.
Available Information
   We maintain an Internet website at www.orbital.com. In addition to news and other information about our company, we make available on or through the Investor Information section of our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission.
   At the Investor Information section of our website, we have a Corporate Governance page that includes, among other things, copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each standing committee of the Board of Directors, including the Audit and Finance Committee, the Corporate Governance and Nominating Committee and the Human Resources and Compensation Committee.
   Printed copies of all of the above-referenced reports and documents may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters, by telephone at (703) 406-5543 or by e-mail at investor.relations@orbital.com. All of the above-referenced reports and documents are available free of charge.
Description of Orbital’s Products and Services
   Our products and services are grouped into three reportable segments that are described more fully below: launch vehicles (formerly launch vehicles and advanced programs), satellites and related space systems and transportation management systems. Our business is not seasonal. Customers that accounted for 10% or more of our consolidated revenues in 2004 were The Boeing Company (“Boeing”), DoD and the National Aeronautics and Space Administration (“NASA”).
   Launch Vehicles. Our launch vehicles segment is involved in developing and producing interceptor launch vehicles, suborbital launch vehicles and space launch vehicles, and designing and demonstrating launch vehicle technologies for advanced space and suborbital programs.
   Interceptor Launch Vehicles. We develop and produce interceptor launchers that boost “kill vehicles” to intercept hostile ballistic missiles and targets. Pursuant to a contract with Boeing, we are the primary supplier of operational and test interceptor boosters for the U.S. Missile Defense Agency’s (“MDA”) Ground-based Midcourse Defense (“GMD”) program, for which our interceptor boost vehicle, a modified version of our Pegasus rocket, is being used as a major operational element in the U.S. national missile defense system. We have also been awarded a contract to develop and produce a boost vehicle for MDA’s Kinetic Energy Interceptor (“KEI”) program. During 2004, we had one successful GMD interceptor flight test and delivered 10 GMD interceptors, including eight operational vehicles.
   Suborbital Launch Vehicles. We design and produce suborbital launch vehicles that place payloads into a variety of high-altitude trajectories, but unlike space launch vehicles, do not place payloads into orbit around the Earth. Our suborbital launch products include suborbital rockets and their principal subsystems, as well as payloads carried by such vehicles.
   Various branches and agencies of the U.S. military, including MDA, also use our suborbital launch vehicles as targets for defense-related applications such as ballistic missile interceptor testing and related experiments. These rockets are programmed to simulate incoming enemy missiles, offering an affordable and reliable means to test advanced missile defense systems. Our family of targets extends from long-range target launch vehicles, which include the primary targets for testing the MDA’s GMD system, to medium- and short-range target vehicles designed to simulate threats to U.S. and allied military forces deployed in overseas theaters. We have also developed a short-range supersonic sea-skimming target that flies just above the ocean’s surface and is currently being tested by the U.S. Navy.
   Since 1982, we have performed a total of 127 interceptor and major suborbital target launch missions, including five successful missions in 2004 and one successful mission so far in 2005.
   Space Launch Vehicles. We developed and produce the Pegasus, Taurus and Minotaur space launch vehicles that are used by commercial, civil government and military customers to launch small- and medium-class satellites into low-Earth orbit. Our Pegasus launch vehicle is launched from our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads to orbit. The ground-launched Minotaur launch vehicle combines Minuteman II and Peacekeeper ballistic missile rocket motors with our Pegasus and Taurus technology. Since 1990, the Pegasus, Taurus and Minotaur rockets have performed a total of 46 launches. Pursuant to a contract with the U.S. Air Force, we are developing a new class of Minotaur rockets that can carry heavier payloads than the Taurus. We carried out one successful Taurus mission in 2004. We did not conduct any Pegasus or Minotaur missions in 2004.
   Our launch vehicle technology has also been the basis for several other advanced space and suborbital programs, including supporting efforts to develop technologies that could be applied to reusable launch vehicles, space maneuvering vehicles, hypersonic aircraft and missiles, and missile defense systems. For example, we are developing for NASA a demonstration vehicle intended to validate technology that will allow spacecraft to rendezvous with other spacecraft without human intervention. Also, during 2004, we successfully launched two Pegasus-derived Hyper-X hypersonic research launchers for NASA.
   Customers that accounted for 10% or more of our launch vehicles segment revenues in 2004 were Boeing, DoD and NASA.
   Satellites and Related Space Systems. We design and manufacture spacecraft, including LEO and GEO satellites and planetary (or “deep space”) spacecraft for communications, remote sensing, scientific, military and technology demonstration missions. Since 1982, we have built and delivered 92 satellites for various commercial and governmental customers for a wide range of communications, broadcasting, remote imaging, scientific and national security applications. In 2004, we had 18 spacecraft in various stages of design, production and/or delivery, including 11 LEO satellites, six GEO satellites and one planetary spacecraft.
   We design and manufacture various other advanced space systems, including satellite command and data handling, attitude control and structural subsystems for a variety of government and commercial customers. In addition, we provide a broad range of space-related technical services, including specialized space-related analytical, engineering and production services for U.S. government agencies such as NASA, the Jet Propulsion Laboratory, the Naval Research Laboratory and the U.S. Department of Energy. Since 1982, we have supplied such systems and services on 24 major space missions and over 100 smaller missions.
   Customers that accounted for 10% or more of our satellites and related space systems segment revenues in 2004 were DoD, NASA and Optus Networks Pty. Limited.
   Transportation Management Systems. Our transportation management systems division develops and produces fleet management systems that are used primarily by metropolitan mass transit operators in the United States. We combine global positioning satellite vehicle tracking technology with terrestrial wireless communications to help transit agencies manage public bus and public works systems. Major customers for our transportation management systems include the metropolitan mass transit authorities in Los Angeles, Philadelphia, Phoenix, San Diego, and a number of other state and municipal transit systems and private vehicle fleet operators. In addition, we have a contract to provide a system to a mass transit service in Singapore. We do not consider this product line to be core to our business.

Competition
   We believe that competition for sales of our products and services is based on performance, other technical features, reliability, price, scheduling and customization, and we believe that we compete favorably on the basis of these factors. The table below identifies our primary competitors for each major product line.

Product Line	Competitor(s)

Interceptor launch vehicles	Lockheed Martin Corporation Raytheon Company

Target launch vehicles	Lockheed Martin Corporation L-3 Communications, Inc. Space Vector Corporation, a wholly owned subsidiary of Pemco Aviation Group

Space launch vehicles	Russian and other international launch vehicles could represent competition for commercial, as opposed to U.S. government, launches
Space Exploration Technologies Corp. (a potential U.S.-based competitor whose launch vehicle is still in the development phase)

GEO communications satellites	The Boeing Company Lockheed Martin Corporation Loral Space and Communications Ltd. Alcatel Alenia Space EADS Astrium

LEO science and technology satellites and interplanetary spacecraft	Ball Aerospace and Technology Corporation Lockheed Martin Corporation General Dynamics Corporation

Military and classified satellites and other space systems	Ball Aerospace and Technology Corporation Lockheed Martin Corporation The Boeing Company General Dynamics Corporation Northrop Grumman Corporation

Space technical services	Jackson and Tull Inc. Northrop Grumman Corporation Raytheon Company Swales Aerospace, Inc.

Transportation management systems	Siemens Corporation
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

Research and Development
   We invest in product-related research and development to conceive and develop new products and to enhance existing products. Our research and development expenses totaled approximately $6.3 million, $7.8 million and $4.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, a large portion of our total new product development and enhancement programs is funded under customer contracts.
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
Components, Raw Materials and Carrier Aircraft
   We purchase a significant percentage of our product components, structural assemblies and certain key satellite components and instruments from third parties. We also occasionally obtain from the U.S. government parts and equipment that are used in the production of our products or in the provision of our services. Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available, although increased costs and possible delays could be incurred in securing alternative sources of supply. We rely upon a sole source supplier for motors used on all our launch vehicles. While alternative sources would be available, the inability of such supplier to provide us with motors could result in significant delays, expenses and loss of revenues. Our ability to launch our Pegasus vehicle depends on the availability of an aircraft with the capability of carrying and launching such space launch vehicle. We own a modified Lockheed L-1011 carrier aircraft that is used to launch the Pegasus vehicle. In the event that our L-1011 carrier aircraft were to be unavailable, we would experience significant delays, expenses and loss of revenues as a result of having to acquire and modify a new carrier aircraft.
U.S. Government Contracts
   During 2004, 2003 and 2002, approximately 80%, 67% and 58%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with other U.S. government prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis.
   Our major contracts with the U.S. government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts. Approximately 90% and 10% of revenues from U. S. government contracts in 2004 were derived from cost-reimbursable contracts and fixed-price contracts, respectively. Under a cost-reimbursable contract, we recover our actual allowable costs incurred, allocable overhead costs and a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the customer’s evaluation of our performance in terms of the criteria stated in the contract. Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss due to increased cost, although some of this risk may be passed on to subcontractors. Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.
   All our U.S. government contracts and, in general, our subcontracts with other U.S. government prime contractors provide that such contracts may be terminated for convenience by the U.S. government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production. In the event of a termination for convenience, contractors generally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. For a more detailed description of risks relating to the U.S. government contract industry, see “Risks Related to Our Business and Industry.” We derive a significant portion of our revenues from U.S. government contracts, which are dependent on continued political support and funding and are subject to termination by the U.S. government at any time.
   A portion of our business is classified for national security purposes by the U.S. government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other U. S. government programs and products.
Regulation
   Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation (“DoT”) and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Our classified programs require that we and certain employees maintain appropriate security clearances. We also require licenses from the U.S. Department of State (“DoS”) and the U.S. Department of Commerce (“DoC”) with respect to work we do for foreign customers or with foreign subcontractors.
Backlog
   Our firm backlog was approximately $1.17 billion at December 31, 2004 and approximately $995 million at December 31, 2003. We expect to convert approximately $535 million of the 2004 year-end firm backlog into revenues during 2005.
   Our firm backlog as of December 31, 2004 included approximately $1.05 billion of contracts with the U.S. government and its agencies or from subcontracts with prime contractors of the U.S. government, of which approximately $615 million is related to contracts for GMD and KEI interceptor launch vehicles. Most of our government contracts are funded incrementally on a year-to-year basis. Firm backlog from government contracts at December 31, 2004 included total funded orders of $135 million and orders not yet funded of $915 million. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S.

government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our business.
   Total backlog was approximately $2.31 billion at December 31, 2004. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Backlog at December 31, 2004 does not give effect to new orders received or any terminations or cancellations since that date.
Employees
   As of February 1, 2005, Orbital had approximately 2,450 permanent employees. None of our employees is subject to collective bargaining agreements. We believe our employee relations are good.
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
   A substantial majority of our revenues and firm backlog is derived from U. S. government contracts. Most of our U.S. government contracts are funded incrementally on a year-to-year basis and are subject to uncertain future funding levels. Furthermore, our direct and indirect contracts with the U.S. government may be terminated or suspended by the U.S. government or its prime contractors at any time, with or without cause. There can be no assurance that government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges or other adverse effects on our financial condition.

A decline in U.S. government support and funding for key missile defense and space programs could materially adversely affect our financial condition and results of operations.
   We are also subject to laws and regulations regulating the formation, administration and performance of, and accounting for, U.S. government contracts. With respect to such contracts, any failure to comply with applicable laws could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the U.S. government.
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
   We anticipate that we will continue to incur expenses to design and develop new products. There can be no assurance that we will be able to achieve the technological advances necessary to remain competitive and profitable, that new products will be developed and manufactured on schedule or on a cost-effective basis or that our existing products will not become technologically obsolete. Our failure to predict accurately the needs of our customers and prospective customers, and to develop products or product enhancements that address those needs, may result in the loss of current customers or the inability to secure new customers. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends and can take a significant amount of time to complete. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or acceptance of new products and enhancements.
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
Several years of low demand and overcapacity in the commercial satellite market have resulted in slow growth in demand for our small GEO satellites.
   The commercial satellite market has experienced pricing pressures due to excess capacity in the telecommunications industry and weakened demand over the past several years. Satellite demand also has been impacted by the business difficulties encountered by some companies in the commercial satellite services industry, which have resulted in reduced revenues and/or access to capital and a reduction in the total market size in the near term. In addition, our competitors tend to be larger satellite manufacturers who are able to provide aggressive pricing terms. We did not win any new commercial GEO satellite contracts in 2004. While the market appears to be making a recovery, we may continue to experience slow growth in the demand for our small GEO satellites.
If our key suppliers fail to perform as expected, our reputation may be damaged, we may experience delays and lose customers and our revenues, profitability and cash flow may decline.
   We purchase a significant percentage of our product components, structural assemblies and some key satellite components and instruments from third parties. We also occasionally obtain from the U.S. government parts and equipment used in the production of our products or the provision of our services. In addition, we have a sole source for the rocket motors we use on our Pegasus and Taurus launch vehicles and the interceptor boost vehicles that we are developing and producing for MDA under our contract with Boeing. If our subcontractors fail to perform as expected or encounter financial difficulties, we may have difficulty replacing them in a timely or cost effective manner. As a result, we may experience performance delays that could result in additional program costs, a customer terminating our contract for default, or damage to our customer relationships, causing our revenues, profitability and cash flow to decline. In addition, negative publicity from any failure of one of our products as a result of a failure by a key supplier could damage our reputation and prevent us from winning new contracts.
Our international business is subject to risks. Political and economic instability in foreign markets may have a material adverse effect on our operating results.
   For the years ended December 31, 2004, 2003 and 2002, direct sales to non-U.S. customers comprised approximately 15%, 19% and 12%, respectively, of our consolidated revenues. Further, as of December 31, 2004, approximately 7% of our firm backlog was derived from non-U.S. customers. International contracts are subject to numerous risks, including:

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

We operate in a regulated industry, and our inability to secure or maintain the licenses, clearances or approvals necessary to operate our business could have a material adverse effect on our financial condition and results of operations.
   Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the DoT, and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Our classified programs require that we and certain employees maintain appropriate security clearances. There can be no assurance that we will be successful in our future efforts to secure and maintain necessary licenses, clearances or regulatory approvals. Exports of our products, services and technical information frequently require licenses from the DoS or from the DoC. We have a number of international customers and subcontractors. Our inability to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could negatively impact our ability to compete successfully in international markets, and could result in an event of default under certain of our international contracts.
We face significant competition in each of our lines of business and many of our competitors possess significantly more resources than we do.
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
   Our revolving credit facility and the indenture governing our 9% senior notes contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, make investments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of the financial covenants in our credit facility could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.
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
   We are subject to various federal, state and local environmental laws and regulations relating to the operation of our business, including those governing pollution, the handling, storage and disposal of hazardous substances and the ownership and operation of real property. Such laws may result in significant liabilities and costs. We do not believe that compliance with or liability under environmental laws and regulations has had a material impact on our operations to date, but there can be no assurance that such laws and regulations will not have a material adverse effect on us in the future.
Our restated certificate of incorporation, our amended and restated bylaws, our stockholder rights plan and Delaware law contain anti-takeover provisions that may adversely affect the rights of our stockholders.
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
We may not have the ability to raise the funds necessary to finance the repurchase offer required by the indenture governing our senior notes in the event of a change of control, which may prevent us from entering into or consummating a change of control transaction otherwise in the best interests of our stockholders.
   In the event of a change of control, under the terms of the indenture governing the terms of our $126.4 million aggregate principal amount of our 9% senior notes due 2011, we are required to offer to repurchase the notes at a premium. If a change of control were to occur, there can be no assurance that we would have sufficient financial resources, or would be able to arrange financing, to pay the purchase price for all notes tendered by holders thereof. In addition, our repurchase of the notes as a result of a change of control may be prohibited or limited by, or constitute an event of default under, the terms of our credit facility or the terms of other agreements which we may enter into from time to time. Because our failure to repurchase the notes would constitute an event of default under the indenture, we may not be able to consummate a change of control transaction, even if the transaction may be in the best interests of our stockholders.
Item 2. Properties
   We lease approximately one million square feet of office, engineering and manufacturing space in various locations in the United States, as summarized in the table below:

Business Unit	Principal Location(s)

Corporate Headquarters	Dulles, Virginia

Launch Vehicles	Chandler, Arizona; Dulles, Virginia; Vandenberg Air Force Base, California

Satellites and Related Space Systems	Dulles, Virginia; Greenbelt, Maryland

Transportation Management Systems	Columbia, Maryland
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

Item 4. Submission of Matters to a Vote of Security Holders
   There was no matter submitted to a vote of our security holders during the fourth quarter of 2004.
Item 4A. Executive Officers of the Registrant
   The following table sets forth the name, age and position of each of the executive officers of Orbital as of February 25, 2005. All executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Position

David W. Thompson	50	Chairman of the Board and Chief Executive Officer

James R. Thompson	68	Vice Chairman, President and Chief Operating Officer, Director

Garrett E. Pierce	60	Vice Chairman and Chief Financial Officer, Director

Ronald J. Grabe	59	Executive Vice President and General Manager, Launch Systems Group

John M. Danko	63	Executive Vice President and General Manager, Space Systems Group

Antonio L. Elias	55	Executive Vice President and General Manager, Advanced Programs Group

Leo Millstein	57	Senior Vice President, General Counsel and Corporate Secretary
   David W. Thompson is a co-founder of Orbital and has been Chairman of the Board and Chief Executive Officer of Orbital since 1982. From 1982 until October 1999, he also served as our President. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle’s autopilot design at the Charles Stark Draper Laboratory. Mr. Thompson is a Fellow of the American Institute of Aeronautics and Astronautics, the American Astronautical Society and the Royal Aeronautical Society, and is a member of the U.S. National Academy of Engineering.
   James R. Thompson (who is not related to David W. Thompson), has been Vice Chairman, President and Chief Operating Officer since April 2002, and was President and Chief Operating Officer since October 1999. He has been a director of the Company since 1992. He was Acting General Manager of our Transportation Management Systems Group from 2001 until August 2003. From 1993 until October 1999, Mr. Thompson served as Executive Vice President and General Manager, Launch Systems Group. Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to 1993. He was Deputy Administrator of NASA from 1989 to 1991. From 1986 until 1989, Mr. Thompson was Director of the Marshall Space Flight Center at NASA. Mr. Thompson was Deputy Director for Technical Operations at Princeton University’s Plasma Physics Laboratory from 1983 through 1986. Before that, he had a 20-year career with NASA at the Marshall Space Flight Center. He is a director of SPACEHAB Incorporated.
   Garrett E. Pierce has been Vice Chairman and Chief Financial Officer since April 2002, and was Executive Vice President and Chief Financial Officer since August 2000. He has been a director of the Company since August 2000. From 1996 until August 2000, he was Executive Vice President and Chief Financial Officer of Sensormatic Electronics Corp., a supplier of electronic security systems, where he was also named Chief Administrative Officer in July 1998. Prior to joining Sensormatic, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a supplier of microwave, radio frequency and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was with Materials Research Corporation, a provider of thin film equipment and high purity materials to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and Chief Executive Officer. Materials Research Corporation was acquired by Sony Corporation as a wholly owned subsidiary in 1989. From 1972 to 1980, Mr. Pierce held various management positions with The Signal Companies.
   Ronald J. Grabe has been Executive Vice President and General Manager, Launch Systems Group since 1999. From 1996 to 1999, he was Senior Vice President and Assistant General Manager of the Launch Systems Group, and Senior Vice President of the Launch Systems Group since 1995. From 1994 to 1995, Mr. Grabe served as Vice President for Business Development in the Launch Systems Group. From 1980 to 1993, Mr. Grabe was a NASA astronaut during which time he flew four Space Shuttle missions and was lead astronaut for development of the International Space Station.
   John M. Danko has been Executive Vice President and General Manager, Space Systems Group since 2003. He served as Senior Vice President and Acting General Manager, Space Systems Group during 2002. From 1998 until the end of 2001, he served as Deputy General Manager, Space Systems Group. He previously was in charge of our Technical Services Division, a position he had held since 1989 at one of our predecessor companies. Mr. Danko held various positions with OAO Corporation from 1975 until 1989, including General Manager of the Aerospace Division when it was formed in 1980.
   Antonio L. Elias has been Executive Vice President and General Manager, Advanced Programs Group since October 2001, and was Senior Vice President and General Manager, Advanced Programs Group since August 1997. From January 1996 until August 1997, Dr. Elias served as Senior Vice President and Chief Technical Officer of Orbital. From May 1993 through December 1995, he was Senior Vice President for Advanced Projects, and was Senior Vice President, Space Systems Division from 1990 to April 1993. He was Vice President, Engineering of Orbital from 1989 to 1990 and was Chief Engineer from 1986 to 1989. From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology. He was elected to the National Academy of Engineering in 2001.
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
   On February 25, 2005, there were 2,055 Orbital common stockholders of record.
   Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol ORB. The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

2004	High	Low

4th Quarter	$13.00	$10.35
3rd Quarter	$13.60	$9.77
2nd Quarter	$14.06	$12.05
1st Quarter	$13.74	$11.32

2003	High	Low

4th Quarter	$12.41	$8.89
3rd Quarter	$9.73	$7.41
2nd Quarter	$7.77	$4.99
1st Quarter	$5.96	$4.25
   We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. Moreover, our credit facility and our indenture governing our 9% senior notes contain covenants limiting our ability to pay cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
   The transfer agent for our common stock is:

EquiServe Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940
Telephone: (781) 575-3170
www.equiserve.com

________________________________________________________________________________

Item 6.	Selected Financial Data
Selected Consolidated Financial Data
   The selected consolidated financial data of the company for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements. This information should be read in conjunction with the 2004, 2003 and 2002 consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2004(1)	2003(2)	2002	2001(3)	2000(4)

	(In thousands, except per share data)
Operating Data:
Revenues	$675,935	$581,500	$551,642	$415,249	$379,539
Costs of goods sold	566,787	477,273	460,231	387,433	379,504

Gross profit	109,148	104,227	91,411	27,816	35
Operating expenses	53,825	68,669	62,372	80,789	165,499

Income (loss) from operations	55,323	35,558	29,039	(52,973)	(165,464)
Allocated share of losses of affiliate	—	—	—	(26,495)	(119,183)
Gain on reversal of allocated losses of affiliate	—	40,586	—	—	—
Debt extinguishment expense	(2,099)	(38,836)	—	—	—
Other expense, net	(9,096)	(17,336)	(15,089)	(16,146)	(18,929)

Income (loss) before provision for income taxes
and discontinued operations	44,128	19,972	13,950	(95,614)	(303,576)
Benefit from (provision for) income taxes	155,872	265	(265)	—	(9,886)

Income (loss) from continuing operations	200,000	20,237	13,685	(95,614)	(313,462)
Income from discontinued operations	—	—	875	114,565	35,272
Cumulative effect of change in accounting	—	—	(13,795)	—	—

Net income (loss)	$200,000	$20,237	$765	$18,951	$(278,190)

Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$4.03	$0.43	$0.31	$(2.49)	$(8.36)
Income from discontinued operations	—	—	0.02	2.98	0.94
Cumulative effect of change in accounting	—	—	(0.31)	—	—

Net income (loss)	$4.03	$0.43	$0.02	$0.49	$(7.42)

Shares used in computing basic per share amounts	49,658	46,718	43,908	38,424	37,468
Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$3.08	$0.35	$0.30	$(2.49)	$(8.36)
Income from discontinued operations	—	—	0.02	2.98	0.94
Cumulative effect of change in accounting	—	—	(0.30)	—	—

Net income (loss)	$3.08	$0.35	$0.02	$0.49	$(7.42)

Shares used in computing diluted per share amounts	65,022	58,221	44,937	38,424	37,468
Statement of Cash Flow Data:
Cash flow from operating activities	$66,998	$46,474	$(29,848)	$(80,989)	$35,585
Cash flow from investing activities	(3,399)	(15,594)	(14,341)	236,980	42,675
Cash flow from financing activities	1,005	(13,420)	24,414	(137,852)	(86,565)

	Years Ended December 31,

	2004(1)	2003(2)	2002	2001(3)	2000(4)

	(In thousands, except per share data)
Balance Sheet Data:
Cash, restricted cash and short-term investments	$133,819	$80,158	$53,741	$74,030	$52,049
Net working capital	186,361	115,189	92,350	(63,384)	(160,963)
Total assets	663,770	439,300	416,310	432,734	516,213
Short-term borrowings	161	297	1,854	103,710	134,431
Long-term obligations, net	128,375	137,116	114,833	4,665	108,291
Stockholders’ equity	394,124	166,877	134,568	94,285	44,151

(1)	Operating income in 2004 included a $2.5 million gain recorded as a credit to settlement expense. Benefit from (provision for) income taxes in 2004 included a $156.5 million income tax benefit resulting from the December 31, 2004 reversal of substantially all of the company’s deferred income tax valuation allowance.

(2)	Operating income in 2003 included $3.9 million in net settlement expenses.

(3)	Revenue, gross profit and operating income in 2001 included a $13.0 million favorable adjustment as a result of a contract settlement and a $3.4 million reversal of a provision for uncollectible receivables in connection with a contract that was terminated in March 2001. Operating expenses in 2001 included $5.4 million of litigation-related settlement expenses.

(4)	Operating income in 2000 was negatively impacted by the following: (i) a $53.7 million provision to write down receivables and inventory related to a former affiliate; (ii) a $15.9 million asset impairment charge and a $3.4 million provision for uncollectible receivables related to a contract ultimately terminated in March 2001; and (iii) an $11.5 million charge in connection with the settlement of a class action lawsuit against the company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
   With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Years Ended December 31, 2004, 2003 and 2002,” “Segment Results,” “Liquidity and Capital Resources” and elsewhere in this Annual Report include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Readers should be cautioned that a number of important factors, including those identified above in “Item 1 – Special Note Regarding Forward-Looking Statements” and “Risks Related to Our Business and Industry” may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement.
   We develop and manufacture small rockets and space systems for commercial, military and civil government customers. Our primary products are satellites and launch vehicles, including low-orbit, geosynchronous and planetary spacecraft for communications, remote sensing, scientific and defense missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. We also offer space-related technical services to government agencies and develop and build satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.
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

•	Inventory is stated at the lower of cost or estimated market value. Estimated market value is determined based on assumptions about future demand and market conditions. If actual market conditions were less favorable than those previously projected by management, inventory write-downs could be required.

•	We record a liability in connection with certain warranty obligations. Our warranty obligations are affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.
Consolidated Results of Operations for the Years Ended December 31, 2004, 2003 and 2002
2004 Compared With 2003
   Revenues – Our consolidated revenues were $675.9 million in 2004, a 16% increase compared to $581.5 million in 2003. This increase was driven primarily by a $113.0 million revenue growth in our satellites and related space systems segment, offset partially by a $10.0 million decrease in our launch vehicles segment (formerly the launch vehicles and advanced programs segment) and a $7.4 million decrease in the transportation management systems segment. The increase in satellites and related space systems segment revenues is largely attributable to increased revenues from science, technology and defense satellite contracts.
   Gross Profit– Our consolidated gross profit was $109.1 million in 2004 as compared to $104.2 million in 2003. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.
   The gross profit increase in 2004, as compared to 2003, was driven by a $9.1 million increase in our satellites and related space systems segment and a $5.6 million improvement in our transportation management systems segment, partially offset by a $9.8 million decrease in our launch vehicles segment. The increase in our satellites and related space systems segment was primarily due to profit derived from the significant revenue growth in the science, technology and defense satellite product line, offset by lower profit in the communications satellites product line. The improvement in our transportation management systems segment was mainly attributable to the absence in 2004 of cost increases and other charges recorded in 2003 on certain transportation management systems contracts. The decrease in gross profit in our launch vehicles segment was due to the completion of certain advanced space flight systems contracts in 2003 and lower profit in our space launch vehicles product line, offset partially by profit growth from our OBV missile defense interceptor program.
   Research and Development Expenses – Research and development expenses are comprised of our self-funded product research and development activities and exclude direct customer-funded development activities. Research and development expenses were $6.3 million, or 0.9% of revenues, and $7.8 million, or 1.3% of revenues, in 2004 and 2003, respectively. These expenses related primarily to the development of improved launch vehicles and satellites.
   Selling, General and Administrative Expenses – Selling, general and administrative expenses were $50.1 million, or 7.4% of revenues, and $57.0 million, or 9.8% of revenues, in 2004 and 2003, respectively. Selling, general and administrative expenses decreased largely due to a $2.7 million reduction in bid and proposal costs and $2.1 million of non-recurring litigation expenses in our transportation management systems segment in 2003. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses, as well as the costs of our finance, legal, administrative and general management functions.
   Settlement Expense, Net – In 2004, we recorded a $2.5 million gain as a credit to settlement expense in connection with the sale of senior subordinated notes which we had received in 2003 from our former affiliate, Orbital Imaging Corporation (“ORBIMAGE”).
   In 2003, Orbital recorded $4.8 million of settlement charges in connection with the settlement of litigation between ORBIMAGE and Orbital. These charges included a $2.3 million delay penalty related to the OrbView-3 satellite and a $2.5 million litigation settlement payment. Also in 2003, we recorded a $0.9 million reduction in settlement expense in connection with the settlement of an action we had brought against certain of our insurers seeking reimbursement for defense and settlement costs we had incurred several years ago defending a breach of contract lawsuit.
   Interest Expense – Interest expense was $11.4 million and $18.7 million in 2004 and 2003, respectively. Interest expense decreased in 2004 as compared to 2003 primarily as a result of a lower interest rate on our debt and a reduction in the amortization of debt costs resulting from our refinancing transactions in the third quarter of 2003.
   Other Income, Net – Other income, net, was $2.3 million and $1.3 million in 2004 and 2003, respectively. Other income, net, included interest income of $2.0 million and $0.7 million in 2004 and 2003, respectively.
   Gain on Reversal of Allocated Losses of Affiliate – In 2003, we recorded a $40.6 million gain in connection with the reversal of our previously recorded liability related to the allocated losses of our former affiliate, ORBIMAGE. This gain was recorded as a result of the cancellation of our ownership interest in connection with ORBIMAGE’s reorganization in December 2003.
   Debt Extinguishment Expense – During 2004, we recorded $2.1 million in debt extinguishment expenses associated with repurchases of a portion of our 9% senior notes and the replacement of our bank credit agreement as further described in “Liquidity and Capital Resources.”
   In 2003, we recorded $38.8 million in debt extinguishment expenses associated with our debt refinancing in July 2003 as further described in “Liquidity and Capital Resources.” The debt extinguishment expenses consisted of $20.7 million in accelerated amortization of debt discount on our 12% notes issued in August 2002, $10.1 million in accelerated amortization of debt issuance costs and $8.0 million in prepayment premiums and other expenses.
   Income Taxes – The $155.9 million net tax benefit recorded in 2004 was comprised of (i) the $156.5 million deferred tax benefit in connection with the reversal of the valuation allowance discussed below and (ii) a $ 0.6 million current provision for 2004 alternative minimum taxes and state tax obligations. In 2003, the benefit recorded for income taxes was solely attributable to the refund of state income taxes paid in 2002.
   In prior years and until the fourth quarter of 2004, we had recorded a valuation allowance to fully reserve our net deferred tax assets based on our assessment that the realization of our net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004 we determined that based upon a number of factors, including our cumulative taxable income in recent years and our expected profitability in future years, substantially all of our net deferred tax assets are “more likely than not” realizable through future earnings. Accordingly, as of December 31, 2004 we reversed $212.6 million of our deferred income tax valuation allowance and recorded (i) a tax benefit of $156.5 million in our consolidated income statement, (ii) a $39.7 million reduction in goodwill and (iii) a $16.4 million increase to additional paid-in capital. The portion of the reversal recorded as a reduction in goodwill relates to valuation allowances established in prior years in connection with business acquisitions. The portion of the reversal recorded as an increase to additional paid-in capital is primarily related to tax benefits associated with stock option exercises in 2004 and prior years.
   Beginning in 2005, we expect to record income tax provisions on current earnings at an effective tax rate of approximately 40%. However, as of December 31, 2004, the company had approximately $560 million of future tax deductions, including nearly $440 million of net operating loss carryforwards, which will be available to offset future taxable income. Accordingly, on a cash basis, we expect to pay minimal income taxes in the foreseeable future.
   Net Income – Our consolidated net income was $200.0 million, or $3.08 diluted earnings per share, and $20.2 million, or $0.35 diluted earnings per share, in 2004 and 2003, respectively. The increase in net income in 2004 consisted of a $24.2 million increase in pretax income, plus the $156.5 million, or $2.41 per diluted share, income tax benefit in 2004 discussed above.
2003 Compared With 2002
   Revenues – Our consolidated revenues were $581.5 million and $551.6 million in 2003 and 2002, respectively. Consolidated revenues increased in 2003 due to increased revenues in our launch vehicles segment, partially offset by lower revenues in our satellites and related space systems and our transportation management systems segments.
   Gross Profit – Our consolidated gross profit was $104.2 million and $91.4 million in 2003 and 2002, respectively. Gross profit increased by $16.4 million in our launch vehicles segment and by $5.7 million in our satellites and related space systems segment, partially offset by a $9.3 million decrease in gross profit in our transportation management systems segment. The increase in gross profit in our launch vehicles segment was largely attributable to increased revenues and profit in our Orbital Boost Vehicle (OBV) missile defense interceptor program and in our space launch vehicle product line. The increase in gross profit in our satellites and related space systems segment was largely attributable to increased gross profit from our communications satellites product line. The decrease in gross profit in our transportation management systems segment was largely attributable to significant increases in the first half of 2003 in the estimated costs to complete a number of contracts.
   Research and Development Expenses – Research and development expenses were $7.8 million, or 1.3% of revenues, and $4.7 million, or 0.9% of revenues, in 2003 and 2002, respectively. Research and development expenses increased primarily as a result of satellite design enhancements and space launch vehicle development activity.
   Selling, General and Administrative Expenses – Selling, general and administrative expenses were $57.0 million, or 9.8% of revenues, and $57.7 million, or 10.5% of revenues, in 2003 and 2002, respectively. The slight decrease in 2003 was largely due to lower expenses in our satellite manufacturing business, offset partially by higher general support costs in connection with our OBV missile defense interceptor program and increased bid and proposal activity. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses, as well as the costs of our finance, legal, administrative and general management functions.
   Settlement Expense, Net – In 2003, Orbital recorded $4.8 million of settlement charges in connection with the settlement of litigation between ORBIMAGE and Orbital. These charges included a $2.3 million delay penalty related to the OrbView-3 satellite and a $2.5 million litigation settlement payment. Also in 2003, we recorded a $0.9 million reduction of settlement expense in connection with the settlement of an action we had brought against certain of our insurers seeking reimbursement for defense and settlement costs we had incurred several years ago defending a breach of contract lawsuit.
   Interest Expense – Interest expense was $18.7 million and $17.5 million for 2003 and 2002, respectively. Interest expense included $1.8 million and $3.1 million of amortization of debt issuance costs in 2003 and 2002, respectively. Interest expense in 2003 and 2002 also included $2.2 million and $1.4 million, respectively, of amortization of debt discount related to our $135 million notes that were issued in August 2002 and were repurchased or redeemed in full in the third quarter of 2003.
   Other Income, Net – Other income, net, was $1.3 million and $2.4 million for 2003 and 2002, respectively. Interest income and realized gains and losses on investments included in other income totaled $0.7 million and $1.0 million for 2003 and 2002, respectively.
   Gain on Reversal of Allocated Losses of Affiliate – In 2003, we recorded a $40.6 million gain in connection with the reversal of our previously recorded liability related to the allocated losses of our former affiliate, ORBIMAGE. This gain was recorded as a result of the cancellation of our ownership interest in connection with ORBIMAGE’s reorganization in December 2003.
   Debt Extinguishment Expense – In 2003, we recorded $38.8 million in debt extinguishment expenses associated with our debt refinancing in July 2003 as further described in “Liquidity and Capital Resources.” The debt extinguishment expenses consisted of $20.7 million in accelerated amortization of debt discount on our 12% notes issued in August 2002, $10.1 million in accelerated amortization of debt issuance costs and $8.0 million in prepayment premiums and other expenses.
   Income Taxes – In 2003, we recorded a $265,000 tax benefit related to the refund of 2002 state taxes. In 2002, we recorded a $265,000 provision for income taxes in connection with the initial estimated state income tax liability.
   Discontinued Operations – In 2002, we reported $875,000 of net income pertaining to operations discontinued in previous years.
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
   Net Income – Our net income for 2003 was $20.2 million, or $0.35 per diluted share, as compared to $0.8 million, or $0.02 per share, for 2002. The increase in net income from 2002 to 2003 was primarily related to increased operating income and the absence in 2003 of the $13.8 million goodwill impairment charge for 2002 discussed above.
Segment Results
   Our products and services are grouped into three reportable segments: (i) launch vehicles (formerly launch vehicles and advanced programs); (ii) satellites and related space systems; and (iii) transportation management systems. All of our other activities, as well as consolidating eliminations and adjustments, are reported in corporate and other.
   The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenues
Launch Vehicles	$323,287	$333,272	$257,851
Satellites and Related Space Systems	331,726	218,679	232,387
Transportation Management Systems	29,135	36,571	65,469
Corporate and Other	(8,213)	(7,022)	(4,065)

Total	$675,935	$581,500	$551,642

Income (Loss) from Operations
Launch Vehicles	$30,103	$32,801	$23,643
Satellites and Related Space Systems	21,439	14,555	5,754
Transportation Management Systems	1,243	(7,629)	242
Corporate and Other	2,538	(298)	(600)
Settlement Expense	—	(3,871)	—

Total	$55,323	$35,558	$29,039

2004 Compared With 2003
   Launch Vehicles – Launch vehicles segment revenues decreased 3% primarily due to a $17.0 million decrease in revenues from certain advanced space flight systems contracts that were completed in 2003 and a $7.3 million decrease in our space launch vehicle product line, offset partially by a $15.2 million increase in our OBV missile defense interceptor program. The OBV program to develop and manufacture interceptor boost vehicles for the U.S. Missile Defense

Agency’s Ground-based Midcourse Defense system under a contract with The Boeing Company accounted for $176.3 million and $161.1 million in revenues, or 55% and 48% of total segment revenues in 2004 and 2003, respectively. The decrease in our space launch vehicle product line was primarily due to lower Pegasus and Taurus program revenues. We completed four Pegasus launches during 2003 compared to no Pegasus launches in 2004, and we completed one Taurus launch in May 2004 compared to no Taurus launches in 2003. The reduction in launch vehicle program activity in 2004 was partially offset by a $2.0 million early termination fee recognized in connection with a Taurus contract that was cancelled by the customer in December 2004 due to a change in the customer’s plans prior to our commencing any significant work on the contract. Revenues in our target vehicle product line were relatively unchanged in 2004 as compared to 2003.
   Operating income decreased 8% due to the completion of certain advanced space flight systems contracts in 2003 and lower profit in our space launch vehicles product line, offset partially by increased income from our OBV missile defense interceptor program. Operating income from our OBV missile defense interceptor program was $20.6 million in 2004, or 68% of total segment income, compared to $17.2 million, or 52% of total segment income, in 2003. Our space launch vehicle product line operating income decreased due to lower program activity, as discussed above, and significant cost growth in 2004 on a Pegasus contract and a Taurus contract, offset partially by the $2.0 contract termination fee discussed above. Operating income in our target vehicle product line was relatively unchanged in 2004 compared to 2003. The segment’s total operating margin (as a percentage of revenues) was 9.3% in 2004 compared to 9.8% in 2003.
   Satellites and Related Space Systems – Satellites and related space systems segment revenues increased 52% primarily as a result of revenue growth of $121.1 million in our science, technology and defense satellite product line and $4.5 million from technical services, offset partially by an $11.9 million revenue reduction in our communications satellites product line. The revenue increase in our science, technology and defense satellite product line was primarily due to $81.7 million in revenues from defense-related contracts awarded in 2004 and late 2003, together with 2004 revenue growth of $27.0 million from the Dawn interplanetary mission contract with NASA and $9.9 million from a new NASA scientific satellite contract started late in 2003. Revenues decreased $11.9 million to $91.2 million in our communications satellites product line primarily as a result of the completion of the BSAT-2c and PanAmSat Galaxy-XII satellites in 2003 and lower program activity in 2004 on the TELKOM satellite contract during 2004, partially offset by revenues from a new contract for two communications satellites awarded in late 2003.
   Operating income increased by 47% largely as a result of a $12.6 million increase in profits derived from the revenue growth in the science, technology and defense satellite product line, partially offset by a $5.1 million decrease in profits in our communications satellites product line. The decrease in communications satellites income in 2004 was primarily attributable to the completion and launch of the BSAT-2c satellite and the receipt of a $2.0 million fee associated with the cancellation of a contract in 2003 and an operating loss in 2004 on the new contract awarded in late 2003. These negative factors were partially offset by favorable profit adjustments on certain other communications satellites contracts. The profit growth in the science, technology and defense satellite product line reflects the revenue growth in this product line in addition to the absence in 2004 of $4.5 million of charges recorded in 2003 for increases in the costs to complete the OrbView-3 satellite contract. This segment’s operating margin (as a percentage of revenues) was 6.5% in 2004 compared to 6.7% in 2003.
   Transportation Management Systems – Transportation management systems segment revenues decreased 20% largely due to a reduction in activity on a contract that was substantially completed in the third quarter of 2004. This was partially offset by a $2.7 million favorable revenue adjustment on a previously suspended contract that was renegotiated and resumed in the third quarter of 2004.
   Operating results improved from a $7.6 million loss in 2003 to $1.2 million income in 2004. This improvement was primarily attributable to charges in 2003 that did not recur in 2004 and a $1.4 million favorable operating income adjustment in 2004 from the resumed contract mentioned above. The 2003 charges included $1.4 million of inventory-related charges, $2.1 million of non-recurring litigation expenses and $5.0 million of unfavorable adjustments as a result of cost increases on a number of contracts.
   Corporate and Other – Corporate and other revenues are comprised solely of the elimination of intercompany revenues.
   Corporate and other operating income in 2004 is comprised solely of the first quarter 2004 gain on the sale of notes received from ORBIMAGE discussed above. In 2003, corporate and other operating results included $4.8 million of settlement expense discussed in “Consolidated Results of Operations for the Years Ended December 31, 2004, 2003 and 2002.”
2003 Compared With 2002
   Launch Vehicles – Revenues increased 29% in 2003 as compared to 2002 in large part as a result of increased revenues in our OBV missile defense interceptor program. The OBV program accounted for $161.1 million in revenues, or 48% of total segment revenues in 2003, as compared to $119.4 million, or 46%, in 2002. Our space launch vehicle product line also contributed to the year-over-year increase in revenues, largely due to increased Pegasus launch vehicle activity and work on a contract begun in 2003 to build three Minotaur space launch vehicles for the U.S. Department of Defense. We completed four successful Pegasus launches during 2003 compared to one Pegasus launch in 2002. Higher revenues from our advanced programs in 2003 likewise contributed to increased segment revenues. These revenue increases were offset partially by decreased revenues in our target vehicle product line, which had fewer launches in 2003 than in 2002.
   Operating income increased approximately 39% in 2003 as compared to 2002 primarily due to the increased profits from the OBV missile defense interceptor program, our advanced programs and our space launch vehicle product line. Operating income from the OBV missile defense interceptor program accounted for approximately half of the total operating profit in this segment in 2003. The increase in our advanced programs was largely attributable to a favorable contract close-out. The increase in operating income in our space launch vehicle product line for 2003 versus 2002 was largely attributable to increased operating income from Pegasus launch vehicle programs, partially offset by a decrease in operating income from a Taurus program. The Taurus program experienced significant cost increases and a schedule delay in the fourth quarter of 2003. The operating margin in this segment (as a percentage of revenues) was 9.8% in 2003 compared to 9.2% in 2002.
   Satellites and Related Space Systems – Revenues from satellites and related space systems decreased approximately 6% in 2003 compared to 2002 primarily due to a decline in revenues from our communications satellites product line and our technical services business, offset partially by increased revenues from our science, technology and defense satellite product line. Our communications satellites product line revenues were $103.1 million in 2003 as compared to $135.2 million in 2002. This decrease in the product line’s revenues was primarily attributable to lower revenues on our PanAmSat contract, which was approximately 80% complete as of year-end 2002, and the absence in 2003 of revenues from the N-STARc satellite that was completed in mid-2002. This decline was offset partially by increased revenue on our TELKOM satellite contract order received in the second half of 2002. The increase in our science, technology and defense satellite product line revenues was largely attributable to work on two new scientific satellite contracts begun during 2002.
   Operating income increased from $5.8 million to $14.6 million, or 153%, in 2003 as compared to 2002 largely as a result of improved operating results in the communications satellites product line which were attributable primarily to increased profits from our BSAT-2c and TELKOM satellite contracts and the absence in 2003 of a loss from the N-STARc satellite that was launched in mid-2002. Also contributing to the increase in operating income in this segment was higher operating income in our science, technology and defense satellite product line, primarily attributable to income from two new scientific satellite contracts begun during 2002. In addition, operating income for 2003 included three transactions that largely offset each other. First, we recorded charges totaling $4.5 million for increases in the costs to complete the OrbView-3 satellite contract. Second, during 2003 we received a $2.0 million fee associated with the cancellation of a communications satellites contract. The contract was executed in early 2002 and the customer cancelled the contract in March 2003 as a result of changes to the customer’s strategy and plans prior to the commencement of any work on this satellite. Third, we recorded $1.8 million proceeds received in connection with a litigation settlement as a reduction in operating expense. The litigation settlement resulted in an approximately $1.2 million improvement in operating income in 2003, after considering the impact of the settlement on contract profits on a percentage-of-completion basis. The operating margin in this segment (as a percentage of revenues) improved to 6.7% in 2003 as compared to 2.5% for 2002.
   Transportation Management Systems – Revenues in our transportation management systems segment decreased approximately 44% in 2003 as compared to 2002 primarily due to a reduction in activity on several contracts that were nearing completion at the end of 2003, offset partially by increased revenue on one current contract.
   Our transportation management systems segment reported a $7.6 million loss in 2003 compared to operating income of $0.2 million in 2002. The operating loss in 2003 included $1.4 million of inventory-related charges, $2.1 million of non-recurring litigation expenses and $5.0 million of unfavorable adjustments as a result of cost increases on a number of contracts.
   Corporate and Other – Corporate and other revenues are comprised solely of the elimination of intercompany revenues. Corporate and other expenses include corporate general and administrative activities that are not attributable to or allocated to the operating segments, as well as consolidating adjustments for intercompany contracts.
Liquidity and Capital Resources
   Cash Flow from Operating Activities – Cash flow from operating activities in 2004 was $67.0 million as compared to $46.5 million in 2003 and negative $29.8 million in 2002. The net cash flow provided by operating activities in 2004 was primarily attributable to cash generated from continuing operations. The increase in 2004 as compared to 2003 was primarily attributable to, and consistent with, the year-over-year growth in operating results excluding the impact of significant nonrecurring non-cash transactions.
   The net cash flow provided by operating activities in 2003 was primarily attributable to cash generated from operations together with a $23.8 million increase in accounts payable and accrued liabilities, offset partially by a $14.3 million increase in receivables and an $11.8 million reduction in deferred revenues. In addition, cash flow from continuing operations in 2003 included a $38.8 million add-back to, and a $40.6 million subtraction from, net income from continuing operations associated with debt extinguishment expenses and the reversal of allocated losses of affiliate, respectively.

   In 2002, we reported a $29.8 million net use of cash for continuing operations that was primarily attributable to cash used to fund our operations together with a reduction in accounts payable. The reduction in accounts payable was largely attributable to the payment of a $48.8 million vendor financing obligation.
   Cash Flow from Investing Activities – In 2004, we spent $14.3 million for capital expenditures and we reduced restricted cash by $10.9 million. Restricted cash was primarily associated with letters of credit issued by financial institutions on our behalf. These transactions resulted in a net $3.4 million use of cash for investing activities.
   In 2003, we spent $9.6 million for capital expenditures and we increased restricted cash by $9.0 million. These uses of cash were partially offset by a $3.0 million cash receipt from an escrow account related to the sale of a previously divested business, resulting in a net $15.6 million use of cash for investing activities.
   In 2002, we reported a net $14.3 million use of cash for investing activities, comprised of $15.3 million for capital expenditures, partially offset by $1.0 million received from an escrow account related to the sale of a previously divested business.
   Cash Flow from Financing Activities – In 2004, we received $18.1 million from issuances of common stock primarily in connection with stock option and warrant exercises. During 2004, we received $11.5 million from the exercise of 2.4 million common stock warrants, with an exercise price of $4.82 per share, that had originally been issued in 2001. A total of 2.1 million warrants expired unexercised on August 31, 2004.
   During 2004, we repurchased and retired 595,000 shares of our common stock for $7.0 million. We also repurchased and cancelled $8.6 million of our 9% senior notes at a cost of $9.6 million, and we expended $0.4 million to obtain a new credit facility discussed below.
   In December 2004, we replaced our previous $50.0 million revolving line of credit with a new five-year $50.0 million revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger in the syndicated line of credit. We have the option to increase the amount of the Revolver by up to $25 million to the extent that any one or more lenders commits to be a lender for such amount. Loans under the Revolver bear interest at LIBOR plus a margin ranging from 1.5% to 2.25%, or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by our intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of December 31, 2004, there were no borrowings under the Revolver, although $6.4 million of letters of credit were issued under the Revolver. Accordingly, as of December 31, 2004, $43.6 million of the Revolver was available for borrowing.
   In 2003, we used $147.0 million to pay long-term debt obligations and we received $129.0 million net proceeds from issuances of long-term debt, primarily associated with the July 2003 financing transactions described below. In addition, we received $4.6 million net proceeds from issuances of common stock in connection with stock purchases from employees under our employee stock purchase plan and from the exercise of stock options and warrants.
   In July 2003, we closed two financing transactions. In the first transaction, we issued $135.0 million of 9% senior notes due 2011 with interest payable semi-annually each January 15 and July 15, starting in 2004. During the third quarter of 2003, we used the net proceeds from this offering, together with available cash on hand, to repurchase or redeem all of our $135.0 million 12% Second Priority Secured Notes due 2006. In the second transaction, we replaced our previous

$35.0 million revolving line of credit with a $50.0 million revolving line of credit that was subsequently replaced in December 2004, as described above.
   In 2002, we received $145.5 million in net proceeds from issuances of long-term debt and warrants and $7.6 million from issuances of common stock, and we expended $128.7 million in principal payments on long-term debt. The net proceeds from issuances of long-term debt and warrants included $123.1 million in net proceeds from our sale of notes and warrants in August 2002 and $22.4 million in net proceeds from a term loan. Principal payments on long-term debt consisted primarily of the prepayment of a $25.0 million term loan and our $100.0 million 5% subordinated convertible notes, which were due in 2002, and $3.7 million of principal payments on capital leases and other debt. The cash received from the issuances of shares of common stock was attributable to issuances under our employee stock purchase plan and the exercise of stock options and warrants.
   The existing senior notes and the Revolver contain covenants limiting our ability to, among other things, incur more debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of December 31, 2004, the company was in compliance with all of these covenants.
   During 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 6.35% at December 31, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of our 9% senior notes due 2011. As of December 31, 2004, the fair value of the interest rate swap was $1.8 million, which was recorded as a non-current asset with an equal increase in long-term debt on the consolidated balance sheet.
   The following table sets forth our long-term obligations, excluding capital lease obligations (in thousands):

	December 31,

	2004	2003

9% senior notes, interest due semi-annually, principal due in July 2011.	$126,425	$135,000
Interest rate swap fair value hedge adjustment on $50 million of 9% senior notes	1,844	1,847

	128,269	136,847
Less current portion	—	—

Long-term portion	$128,269	$136,847

   The fair value of our senior notes at December 31, 2004 and 2003 was estimated at $142.5 million and $145.1 million, respectively, based on market trading activity.
   Available Cash and Future Funding – At December 31, 2004, we had $125.5 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
Aggregate Contractual Obligations
   The following summarizes Orbital’s contractual obligations at December 31, 2004, both on- and off-balance sheet, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Payments Due by Period

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$128.3	$—	$—	$—	$128.3
Capital leases	0.3	0.2	0.1	—	—
Operating leases(1)	129.6	15.9	27.1	24.8	61.8
Purchase obligations(2)	138.8	132.7	6.1	—	—
Other long-term liabilities	0.2	0.2	—	—	—

Total	$397.2	$149.0	$33.3	$24.8	$190.1

(1)	Our obligations under operating leases consist of minimum rental commitments under non-cancelable operating leases primarily for office space and equipment.

(2)	Purchase obligations consist of open purchase orders that we issued to acquire materials, parts or services in future periods.
   Occasionally, certain contracts require us to post letters of credit supporting our performance and refund obligations under the contracts. We had $14.7 million of letters of credit outstanding at December 31, 2004, of which $8.3 million was collateralized by our restricted cash and $6.4 million was issued under the Revolver.
Off-Balance Sheet Arrangements
   We believe that we do not have any material off-balance sheet arrangements, as defined by applicable securities regulations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
New Accounting Pronouncement
   In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” was issued. SFAS No. 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize as expense the fair value of all employee stock-based awards, including stock option grants. We expect to adopt SFAS No. 123(R) on July 1, 2005, using the modified prospective application method, as defined by SFAS No. 123(R). We are currently assessing the expected impact on our consolidated 2005 financial statements and the anticipated changes to our compensation strategies, if any, including our stock option and incentive plan, described more fully in Note 8 to the consolidated financial statements included herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
   At December 31, 2004, we had total receivables of approximately $4.3 million denominated in Japanese yen and $3.7 million denominated in Singapore dollars.
   From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables denominated in foreign currency. At December 31, 2004, we had no foreign currency forward exchange contracts.
   The fair market value of our outstanding 9% senior notes due 2011 was estimated at approximately $142.5 million at December 31, 2004, based on market trading activity.
   During 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 6.35% at December 31, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of our 9% senior notes due 2011. As of December 31, 2004, the fair value of the interest rate swap was $1.8 million, which was recorded as a non-current asset with an equal increase in long-term debt on the consolidated balance sheet.
   We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $4.9 million at December 31, 2004. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
           Stockholders of Orbital Sciences Corporation:
   We have completed an integrated audit of the 2004 consolidated financial statements of Orbital Sciences Corporation and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
  Consolidated financial statements and financial statement schedule
   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
  Internal control over financial reporting
   Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
   A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
McLean, Virginia
March 4, 2005

ORBITAL SCIENCES CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	For the Years Ended December 31,

	2004	2003	2002

Revenues	$675,935	$581,500	$551,642
Costs of goods sold	566,787	477,273	460,231

Gross profit	109,148	104,227	91,411
Research and development expenses	6,311	7,835	4,671
Selling, general and administrative expenses	50,052	56,963	57,701
Settlement expense, net	(2,538)	3,871	—

Income from operations	55,323	35,558	29,039
Interest expense	(11,386)	(18,683)	(17,450)
Other income, net	2,290	1,347	2,361
Gain on reversal of allocated losses of affiliate	—	40,586	—
Debt extinguishment expense	(2,099)	(38,836)	—

Income before income taxes	44,128	19,972	13,950
Benefit from (provision for) income taxes	155,872	265	(265)

Income from continuing operations before cumulative effect of change in accounting	200,000	20,237	13,685
Discontinued operations — gain on disposal	—	—	875
Cumulative effect of change in accounting	—	—	(13,795)

Net income	$200,000	$20,237	$765

Basic earnings per share:
Income from continuing operations	$4.03	$0.43	$0.31
Income from discontinued operations	—	—	0.02
Cumulative effect of change in accounting	—	—	(0.31)

Net income	$4.03	$0.43	$0.02

Diluted earnings per share:
Income from continuing operations	$3.08	$0.35	$0.30
Income from discontinued operations	—	—	0.02
Cumulative effect of change in accounting	—	—	(0.30)

Net income	$3.08	$0.35	$0.02

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$125,504	$60,900
Restricted cash	8,315	19,258
Receivables, net	149,480	149,508
Inventories, net	13,565	12,642
Deferred income taxes, net	26,710	—
Other current assets	3,880	5,496

Total current assets	327,454	247,804

Property, plant and equipment, net	83,154	82,364
Goodwill	55,551	95,293
Deferred income taxes, net	185,940	—
Other non-current assets	11,671	13,839

Total Assets	$663,770	$439,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term obligations	$161	$297
Accounts payable	30,740	24,841
Accrued expenses	90,714	91,185
Deferred revenues	19,478	16,292

Total current liabilities	141,093	132,615

Long-term obligations, net of current portion	128,375	137,116
Other non-current liabilities	178	2,692
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 52,823,032 and 48,072,580 shares outstanding, respectively	528	480
Additional paid-in capital	618,232	591,482
Deferred compensation	(53)	(502)
Accumulated deficit	(224,583)	(424,583)

Total stockholders’ equity	394,124	166,877

Total Liabilities and Stockholders’ Equity	$663,770	$439,300

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, December 31, 2001	41,241	$412	$539,458	$—	$(445,585)	$94,285
Shares issued to employees, officers and directors	3,834	39	15,340	—	—	15,379
Shares issued for litigation settlement	300	3	1,000	—	—	1,003
Warrants issued, net of issuance costs	—	—	22,306	—	—	22,306
Warrants exercised	36	—	123	—	—	123
Issuance of restricted stock	200	2	1,058	(1,060)	—	—
Amortization of deferred compensation	—	—	—	707	—	707
Net income	—	—	—	—	765	765

Balance, December 31, 2002	45,611	456	579,285	(353)	(444,820)	134,568
Shares issued to employees, officers and directors	2,140	21	10,401	—	—	10,422
Warrants exercised	122	1	436	—	—	437
Issuance of restricted stock	200	2	1,360	(1,362)	—	—
Amortization of deferred compensation	—	—	—	1,213	—	1,213
Net income	—	—	—	—	20,237	20,237

Balance, December 31, 2003	48,073	480	591,482	(502)	(424,583)	166,877
Shares issued to employees, officers and directors	1,260	13	5,915	—	—	5,928
Warrants exercised	4,085	41	11,392	—	—	11,433
Repurchases of common stock	(595)	(6)	(6,994)	—	—	(7,000)
Amortization of deferred compensation	—	—	—	449	—	449
Tax benefit of stock-based compensation	—	—	16,437	—	—	16,437
Net income	—	—	—	—	200,000	200,000

Balance, December 31, 2004	52,823	$528	$618,232	$(53)	$(224,583)	$394,124

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,

	2004	2003	2002

Operating Activities:
Income from continuing operations before cumulative effect of change in accounting	$200,000	$20,237	$13,685
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expense	15,009	16,008	15,149
Deferred income taxes	(156,471)	—	—
Amortization of debt costs	860	4,056	4,459
Gain on reversal of allocated losses of affiliate	—	(40,586)	—
Debt extinguishment expense	2,099	38,836	—
Stock-based compensation and contributions to defined contribution plan and other	(318)	7,280	8,277
Changes in assets and liabilities:
Receivables	28	(14,332)	(9,692)
Inventories	(923)	4,494	2,648
Other assets	1,370	(355)	(2,743)
Accounts payable and accrued expenses	4,672	23,837	(64,459)
Deferred revenue	3,186	(11,802)	4,208
Other liabilities	(2,514)	(1,199)	(1,380)

Net cash provided by (used in) operating activities	66,998	46,474	(29,848)

Investing Activities:
Capital expenditures	(14,340)	(9,578)	(15,341)
Escrow proceeds received related to former business disposition	—	3,000	1,000
Decrease (increase) in cash restricted for letters of credit, net	10,941	(9,016)	—

Net cash used in investing activities	(3,399)	(15,594)	(14,341)

Financing Activities:
Principal payments on long-term obligations and other	(10,109)	(146,952)	(128,729)
Net proceeds from issuances of long-term obligations	—	128,962	145,502
Repurchase of common stock	(7,000)	—	—
Net proceeds from issuances of common stock	18,114	4,570	7,641

Net cash provided by (used in) financing activities	1,005	(13,420)	24,414

Net increase (decrease) in cash and cash equivalents	64,604	17,460	(19,775)
Cash and cash equivalents, beginning of year	60,900	43,440	63,215

Cash and cash equivalents, end of year	$125,504	$60,900	$43,440

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
Business Operations
   Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small rockets and space systems for commercial, military and civil government customers. The company’s primary products are satellites and launch vehicles, including low-orbit, geosynchronous and planetary spacecraft for communications, remote sensing, scientific and defense missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. Orbital also offers space-related technical services to government agencies and develops and builds satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.
Principles of Consolidation
   The consolidated financial statements include the accounts of Orbital and its wholly owned subsidiaries. As of December 31, 2004 and 2003, the company had no partially owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
Recoverability of Long-Lived Assets
   Orbital’s policy is to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation indicates that an asset impairment has occurred, a loss is recognized and the asset is adjusted to its estimated fair value. Given the inherent technical and commercial risks within the aerospace industry, combined with the special purpose use of certain of the company’s assets, future impairment charges could be required if the company were to change its current expectation that it will recover the carrying amount of its long-lived assets from future operations.
Income Taxes
   Orbital accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The company records valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.
Earnings Per Share
   Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share include the weighted-average effect of all dilutive securities outstanding during the periods. Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations.
   The following table presents the shares used in computing basic and diluted earnings per share (in thousands):

	Years Ended December 31,

	2004	2003	2002

Weighted average of outstanding shares for basic earnings per share	49,658	46,718	43,908
Dilutive effect of outstanding stock options	2,441	1,641	718
Dilutive effect of outstanding stock warrants	12,798	9,742	311
Dilutive effect of restricted stock	125	120	—

Shares for diluted earnings per share	65,022	58,221	44,937

   In 2004, diluted weighted-average shares outstanding excluded the effect of 2.0 million stock options that were anti-dilutive. In 2003, diluted weighted-average shares outstanding excluded the effect of 2.3 million stock options that were anti-dilutive. In 2002, diluted weighted-average shares outstanding excluded the effect of 3.4 million stock options and 16.5 million warrants that were anti-dilutive.
Cash and Cash Equivalents
   Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of 90 days or less.
Inventories
   Inventory is stated at the lower of cost or estimated market value. Estimated market value is determined based on assumptions about future demand and market conditions. If actual market conditions were less favorable than those previously projected by management, inventory write-downs could be required.
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
   In connection with the adoption of SFAS No. 142 in 2002, the company completed its assessment of goodwill impairment and as a result recorded a $13.8 million impairment loss in its transportation management systems segment to write off the remaining net book value of goodwill in this segment. The impairment loss was determined based on a comparison of the fair value of the company’s transportation management systems reporting unit to its carrying value, including goodwill. The fair value of the company’s transportation management systems reporting unit, and the resulting implied fair value of goodwill, were estimated after consideration of letters of interest in respect of purchase offers received by the company in early 2002 during its attempts to sell the transportation management systems business. The impairment loss was recorded as a January 1, 2002 cumulative effect of a change in accounting.
Deferred Revenue
   The company occasionally receives cash advances and payments from customers in excess of revenues recognized on certain contracts. These advances and payments are reported as deferred revenues on the balance sheet.
Comprehensive Income
   Orbital’s comprehensive income in the years ended December 31, 2004, 2003 and 2002 was equal to net income. Accumulated other comprehensive income as of December 31, 2004, 2003 and 2002 was $0.
Financial Instruments
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

Stock-Based Compensation and New Accounting Pronouncement
   In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” was issued. SFAS No. 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize as expense the fair value of all employee stock-based awards, including stock option grants. The company expects to adopt SFAS No. 123(R) on July 1, 2005, using the modified prospective application method, as defined under SFAS No. 123(R). The company is currently assessing the expected impact on its consolidated 2005 financial statements and the anticipated changes to its compensation strategies, if any, including its stock option and incentive plan, described more fully in Note 8.
   Through December 31, 2004, the company applied the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” Under those provisions, the company has provided pro forma net income and earnings per share disclosures for its employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see below). The company has not recorded any compensation cost associated with stock options issued to date since all such options had an exercise price equal to the market value of the company’s common stock on the date of grant.
   The company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for 2004, 2003 and 2002 are summarized as follows:

	2004	2003	2002

Additional shares authorized for grant at December 31	536,670	1,535,279	4,101,991
Volatility	64%	66%	67%
Risk-free interest rate	3.06%	1.7%	3.9%
Weighted-average fair value per share at grant date	$4.94	$3.35	$5.31
Expected dividend yield	—	—	—
Average expected life of options (years)	2.5 - 4.5	4.5	4.5

   The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net income, as reported	$200,000	$20,237	$765
Deduct: Net stock-based employee compensation expense determined under fair value based method	(6,673)	(4,464)	(3,466)

Pro forma net income (loss)	$193,327	$15,773	$(2,701)

Net income (loss) per share:
Basic — as reported	$4.03	$0.43	$0.02
Basic — pro forma	$3.89	$0.34	$(0.06)
Diluted — as reported	$3.08	$0.35	$0.02
Diluted — pro forma	$2.97	$0.27	$(0.06)
   Pro forma net income (loss) reflects only options granted through 2004 and, therefore, may not be representative of the effects for future periods.
2. Industry Segment Information
   Orbital’s products and services are grouped into three reportable segments: (i) launch vehicles (formerly launch vehicles and advanced programs); (ii) satellites and related space systems; and (iii) transportation management systems. Reportable segments are generally organized based upon product lines. Corporate office expenses that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
   Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

   The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,

	2004	2003	2002

Launch Vehicles:
Revenues	$323,287	$333,272	$257,851
Operating income	30,103	32,801	23,643
Identifiable assets	123,882	126,960	131,863
Capital expenditures	4,303	5,228	4,965
Depreciation and amortization	5,533	5,805	5,798
Satellites and Related Space Systems:
Revenues	$331,726	$218,679	$232,387
Operating income	21,439	14,555	5,754
Identifiable assets	130,047	149,933	137,644
Capital expenditures	8,236	2,786	7,356
Depreciation and amortization	5,286	5,705	5,032
Transportation Management Systems:
Revenues	$29,135	$36,571	$65,469
Operating income (loss)	1,243	(7,629)	242
Identifiable assets	23,124	37,596	43,312
Capital expenditures	166	266	555
Depreciation and amortization	732	787	804
Corporate and Other:
Revenues(1)	$(8,213)	$(7,022)	$(4,065)
Operating income (loss)(2)	2,538	(4,169)	(600)
Identifiable assets	386,717	124,811	103,491
Capital expenditures	1,635	1,298	2,465
Depreciation and amortization	3,458	3,711	3,515
Consolidated:
Revenues	$675,935	$581,500	$551,642
Operating income	55,323	35,558	29,039
Identifiable assets	663,770	439,300	416,310
Capital expenditures	14,340	9,578	15,341
Depreciation and amortization	15,009	16,008	15,149

(1)	Corporate and other revenues are comprised solely of the elimination of sales between segments.

(2)	Corporate and other operating income in 2004 included a $2.5 million gain in connection with the sale of a note from a former affiliate and in 2003 included $4.8 million of settlement charges (see Note 5).

Export Sales and Major Customers
   Orbital’s revenues by geographic area were as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

United States	$573,339	$469,997	$488,116
East Asia	102,596	111,503	63,347
Other	—	—	179

Total	$675,935	$581,500	$551,642

   Approximately 80%, 67% and 58% of the company’s revenues in 2004, 2003 and 2002, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government’s prime contractors. Customers that accounted for 10% or more of consolidated revenue in 2004 and 2003 were The Boeing Company, the U. S. Department of Defense and the U.S. National Aeronautics and Space Administration (NASA).
3. Balance Sheet Accounts
Restricted Cash
   At December 31, 2004 and 2003, the company had $8.3 million and $19.3 million, respectively, of cash restricted primarily to collateralize letters of credit.
Inventory
   Inventories consisted of the following (in thousands):

	December 31,

	2004	2003

Inventories	$16,554	$15,475
Allowance for inventory obsolescence	(2,989)	(2,833)

Total	$13,565	$12,642

   Substantially all of the company’s inventory consisted of component parts and raw materials.

Receivables
   The components of receivables were as follows (in thousands):

	December 31,

	2004	2003

Billed	$54,800	$55,812
Unbilled	84,208	87,535
Retainages due upon contract completion	10,649	6,348
Allowance for doubtful accounts	(177)	(187)

Total	$149,480	$149,508

   Approximately 90% of unbilled receivables and retainages at December 31, 2004 are due within one year and will be billed on the basis of contract terms and delivery schedules. At December 31, 2004 and 2003, $11.0 million and $27.8 million, respectively, were receivables from non-U.S. customers.
Property, Plant and Equipment
   Property, plant and equipment consisted of the following (in thousands):

	December 31,

	2004	2003

Land	$4,061	$4,061
Buildings and leasehold improvements	39,671	37,330
Furniture, fixtures and equipment	129,513	119,657
Software and other	18,013	14,633
Accumulated depreciation and amortization	(108,104)	(93,317)

Total	$83,154	$82,364

   Depreciation expense for the years ended December 31, 2004, 2003 and 2002, was $15.0 million, $16.0 million and $15.1 million, respectively.

Accrued Expenses
   Accrued expenses consisted of the following (in thousands):

	December 31,

	2004	2003

Contract related accruals	$42,115	$34,896
Payroll, payroll taxes and fringe benefits	30,939	28,086
Interest	3,844	4,544
Warranty obligations	3,145	5,020
Other	10,671	18,639

Total	$90,714	$91,185

Warranties
   The company assumes warranty obligations in connection with certain transportation management systems contracts. The company records a liability for the expected costs to service estimated warranty claims. During 2004 and 2003, activity in the warranty liability consisted of the following (in thousands):

	2004	2003

Balance at January 1	$5,020	$4,554
Accruals during the year	844	1,473
Reductions during the year	(2,719)	(1,007)

Balance at December 31	$3,145	$5,020

4.	Debt Obligations
   Long-term obligations, excluding capital lease obligations, consisted of the following (in thousands):

	December 31,

	2004	2003

9% senior notes, interest due semi-annually, principal due in July 2011	$126,425	$135,000
Interest rate swap fair value hedge adjustment on $50 million of 9% senior notes	1,844	1,847

	128,269	136,847
Less current portion	—	—

Long-term portion	$128,269	$136,847

Partial Debt Extinguishment
   During 2004, the company repurchased and cancelled $8.6 million of the company’s 9% senior notes at a cost of $9.6 million.
Revolving Credit Facility
   In December 2004, the company replaced its previous $50.0 million revolving line of credit with a new five-year $50.0 million revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger in the syndicated line of credit. The company has the option to increase the amount of the Revolver by up to $25 million to the extent that any one or more lenders commits to be a lender for such amount. Loans under the Revolver bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by the company’s intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of December 31, 2004, there were no borrowings under the Revolver, although $6.4 million of letters of credit were issued under the Revolver. Accordingly, as of December 31, 2004, $43.6 million of the Revolver was available for borrowing.
   In connection with this transaction, the company expended $0.4 million in debt issuance costs. The company also recorded $1.0 million of debt extinguishment expenses in the accompanying consolidated income statement comprised of accelerated amortization of previous debt issuance costs.
2003 Transactions
   In July 2003, the company closed two financing transactions. In the first transaction, Orbital issued $135.0 million of 9% senior notes due 2011 with interest payable semi-annually each January 15 and July 15, starting in 2004. During the third quarter of 2003, the company used the net proceeds from this offering, together with available cash on hand, to repurchase or redeem all of the company’s $135.0 million 12% Second Priority Secured Notes due 2006. The fair value of the 9% senior notes at December 31, 2004 was estimated at approximately $142.5 million, based on market trading activity.
   In the second transaction, the company replaced its previous $35.0 million revolving line of credit with a $50.0 million revolving line of credit that was subsequently replaced in December 2004, as described above. In connection with these two financing transactions, the company recorded $38.8 million of debt extinguishment expenses in 2003, which was comprised of accelerated amortization of unamortized debt discount of $20.7 million on our 12% notes, accelerated amortization of debt issuance costs of $10.1 million and $8.0 million in prepayment premiums and other expenses.
Debt Covenants
   The existing senior notes and the Revolver contain covenants limiting the company’s ability to, among other things, incur more debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of December 31, 2004, the company was in compliance with all of these covenants.
Interest Rate Swap
   During 2003, the company entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby the company receives fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 6.35% at December 31, 2004. This arrangement has been designated an effective fair value hedge of $50.0 million of the company’s 9% senior notes due 2011. As of December 31, 2004, the fair value of the interest rate swap was $1.8 million, which was recorded as a non-current asset with an equal increase in long-term debt on the consolidated balance sheet.

5.	Former Affiliate Transactions
   In December 2003, the company’s former affiliate, Orbital Imaging Corporation (“ORBIMAGE”), reorganized and Orbital’s equity ownership interest was cancelled. Orbital had used the equity method of accounting for its investment in ORBIMAGE and through December 31, 2003, Orbital had recognized $40.6 million of losses in excess of its investment. In connection with the cancellation of Orbital’s ownership interest, the company recorded a $40.6 million gain in December 2003 to reverse the previously recorded losses in excess of its investment. Orbital does not have any affiliation with ORBIMAGE’s successor company.
   In 2003, Orbital recorded $4.8 million of settlement charges in connection with the settlement of litigation and disputes between ORBIMAGE and Orbital. These charges included a $2.3 million delay penalty related to the OrbView-3 satellite and a $2.5 million litigation settlement payment.
   Orbital received $2.5 million of notes receivable from ORBIMAGE in connection with its reorganization in December 2003. In January 2004, Orbital sold the notes to a third party financial institution and recorded a $2.5 million gain as a credit to settlement expense.

6.	Income Taxes
   For the years ended December 31, 2002 and 2003, and until the fourth quarter of 2004, Orbital had recorded a valuation allowance to fully reserve its net deferred tax assets based on the company’s assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004 the company determined that based upon a number of factors, including the company’s cumulative taxable income in recent years and expected profitability in future years, substantially all of its net deferred tax assets are “more likely than not” realizable through future earnings. Accordingly, as of December 31, 2004 the company reversed $212.6 million of its deferred income tax valuation allowance and recorded (i) a tax benefit of $156.5 million in the consolidated income statement, (ii) a $39.7 million reduction in goodwill and (iii) a $16.4 million increase to additional paid-in capital. The portion of the reversal recorded as a reduction in goodwill relates to valuation allowances established in prior years in connection with business acquisitions. The portion of the reversal recorded as an increase to additional paid-in capital is primarily related to tax benefits associated with stock option exercises in 2004 and prior years.
   The company’s deferred tax assets and liabilities were (in thousands):

	December 31,

	2004	2003

Deferred Tax Assets:
U.S. Federal and state net operating loss carryforwards	$167,284	$210,791
Capitalized research and development costs	34,607	—
Accruals and reserves	16,478	30,577
Tax credit carryforwards	2,978	2,809
Intangible assets and other	1,977	2,049

Total deferred tax assets	223,324	246,226
Valuation allowance	(3,986)	(245,157)

Deferred tax assets, net	219,338	1,069
Deferred Tax Liabilities:
Excess tax depreciation and other	(6,688)	(1,069)

Net deferred tax assets	$212,650	$—

   Of the deferred net tax assets at December 31, 2004, $26.7 million are classified as current assets in the consolidated balance sheet, consisting of $10.1 million in U.S. Federal and state net operating loss carryforwards, $16.3 million in accruals and reserves and $0.3 million in intangible assets and other. The remaining net deferred tax assets are classified as non-current assets in the consolidated balance sheet.
   The $155.9 million tax benefit recorded in 2004 was comprised of (i) the $156.5 million deferred tax benefit in connection with the reversal of the valuation allowance discussed above and (ii) a $0.6 million current provision for 2004 alternative minimum taxes and state tax obligations.
   In 2003, the benefit for income taxes was solely attributable to the refund of state income taxes paid in 2002. The provision for income taxes in 2002 consisted solely of the accrual of initially estimated state income taxes.
   The income tax provisions (benefits) from continuing operations were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

	Years Ended
	December 31,

	2004	2003	2002

U.S. Federal statutory rate	35.0%	35.0%	35.0%
Investment in former affiliate	—	(70.2)	—
State taxes	4.1	(5.0)	4.0
Other, net	0.6	4.3	0.7
Changes in valuation allowance	(392.9)	34.6	(37.8)

Effective rate	(353.2)%	(1.3)%	1.9%

   At December 31, 2004, the company had U.S. Federal net operating loss carryforwards (portions of which expire beginning in 2005 through 2023) of approximately $437.5 million and U.S. research and experimental tax credit carryforwards of approximately $2.5 million (portions of which expire beginning in 2005 through 2008). Such net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions.
7. Commitments and Contingencies
Leases
   Aggregate minimum commitments under non-cancelable operating leases, primarily for office space and equipment rentals, at December 31, 2004 were as follows (in thousands):

2005	$15,860
2006	13,987
2007	13,161
2008	12,730
2009	12,118
Thereafter	61,774

$129,630

   The company had a total of $0.3 million in capital lease obligations as of December 31, 2004, consisting of a $0.2 million current portion due in 2005 and a $0.1 million long-term portion due through 2007.
   Rent expense for 2004, 2003 and 2002 was approximately $15.0 million, $14.4 million and $16.1 million, respectively. The recorded amounts of capital lease obligations approximate their fair values.
Litigation
   The company is party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company’s results of operations or financial condition.
U.S. Government Contracts
   The accuracy and appropriateness of Orbital’s direct and indirect costs and expenses under its U.S. government contracts, and, therefore, its receivables recorded pursuant to such contracts, are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other governmental agencies. These agencies have the right to challenge Orbital’s direct and indirect costs charged to U.S. government contracts. Additionally, portions of the payments to the company under such contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.
   Most of the company’s U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the company’s financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the company’s financial condition and/or results of operations.
8. Warrants, Common Stock and Stock Option Plans
   During 2004, 2.4 million common stock warrants with a $4.82 exercise price that had originally been issued in 2001 were exercised. The warrants expired on August 31, 2004. The company received $11.4 million of proceeds from the warrant exercises during 2004. A total of 2.1 million warrants expired unexercised.
   In August 2002, the company issued 135,000 warrants to purchase approximately 16.5 million shares of the company’s common stock as part of a sale of units consisting of notes and warrants. Each warrant is exercisable for up to 122.23 shares of Orbital’s common stock at an exercise price of $3.86 per share for a period of four years from the date of their issuance. As of December 31, 2004, 20,118 of these warrants had been exercised.
   In October 1998, the company adopted a stockholder rights plan in which preferred stock purchase rights were granted as a dividend at the rate of one right for each share of common stock to stockholders of record on November 13, 1998. The plan is designed to deter coercive or unfair takeover tactics. The rights become exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of Orbital’s common stock or announces a tender or exchange offer that would result in its ownership of 15% or more of the company’s common stock. The rights are generally redeemable by Orbital’s Board of Directors at a redemption price of $0.005 per right and expire on October 31, 2008.
   In 1999, the company adopted an Employee Stock Purchase Plan (“ESPP”) for employees of the company. The ESPP has quarterly offering periods and allows employees to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of the offering period. During the three years ended December 31, 2004, employees purchased approximately 2.1 million shares of Orbital’s common stock under the ESPP.
   As of December 31, 2004, the company’s 1997 Stock Option and Incentive Plan, as amended (the “1997 Plan”), provided for awards of up to 10.6 million incentive or non-qualified stock options and shares of restricted stock to employees, directors, consultants and advisors of the company and its subsidiaries. Under the terms of the 1997 Plan, the option exercise price must be at least equal to the fair market value of the company’s common stock on the date of grant. Options under the 1997 Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a two- or three-year period following the date of grant. Options expire no more than ten years following the grant date. The 1997 Plan provides for automatic grants of non-qualified stock options to non-employee directors of the company. The company also has options outstanding that were issued pursuant to two predecessor plans to the 1997 Plan.
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

   The following two tables summarize information regarding the company’s stock options for the last three years:

			Weighted
			Average	Outstanding
	Number of	Option Price	Exercise	and
Options	Shares	Per Share	Price	Exercisable

Outstanding at December 31, 2001	8,116,380	$1.30-$43.31	$14.03	4,753,881
Granted	607,500	2.95-6.15	5.31
Exercised	(174,783)	3.80-4.43	4.00
Cancelled or expired	(2,425,370)	3.45-43.31	21.58

Outstanding at December 31, 2002	6,123,727	1.30-43.31	10.53	4,397,349
Granted	2,492,428	4.33-8.95	6.38
Exercised	(639,323)	3.45-5.79	3.85
Cancelled or expired	(637,095)	3.45-43.31	18.31

Outstanding at December 31, 2003	7,339,737	1.30-43.31	9.01	4,854,429
Granted	1,154,500	9.77-12.62	12.09
Exercised	(1,167,478)	1.30-12.25	4.54
Cancelled or expired	(284,222)	3.45-36.50	20.18

Outstanding at December 31, 2004	7,042,537	$1.30-$43.31	$9.80	4,924,708

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at Dec. 31, 2004	Contractual Life	Exercise Price	at Dec. 31, 2004	Exercise Price

$1.30-$5.79	2,671,475	7.38	$4.73	2,123,220	$4.51
6.15-12.18	2,384,098	7.01	9.46	999,522	9.84
12.25-43.31	1,986,964	3.95	17.03	1,801,966	17.51

$1.30-$43.31	7,042,537	6.28	$9.80	4,924,708	$10.35

9. Supplemental Disclosures
Defined Contribution Plan
   At December 31, 2004, the company had a defined contribution plan (the “Plan”) generally covering all full-time employees. Company contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors and were $8.1 million, $6.8 million and $4.9 million during 2004, 2003 and 2002, respectively. The company’s 2004 contributions were made solely in the form of cash. The company’s 2003 contributions consisted of $1.2 million in cash and 0.8 million shares of Orbital common stock, which employees are permitted to exchange into other investment alternatives. The company’s 2002 contributions consisted of 1.1 million shares of Orbital common stock.

   The company has a deferred compensation plan for senior managers and executive officers. At December 31, 2004 and 2003, liabilities related to this plan totaling $4.9 million and $4.4 million, respectively, were included in accrued expenses.
Cash Flow
   Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Interest paid	$11,224	$15,781	$12,268
Income taxes paid (refunds received)	529	(265)	265
10. Summary of Selected Quarterly Financial Data (Unaudited)
   The following is a summary of selected quarterly financial data for the previous two years (in thousands, except share data).

	Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

2004(1)
Revenues	$151,372	$177,683	$171,695	$175,185
Gross profit	24,918	29,651	29,237	25,342
Income from operations	14,205	14,509	14,323	12,286
Net income	11,494	11,053	11,395	166,058
Basic income per share	0.24	0.23	0.23	3.22
Diluted income per share	0.18	0.17	0.18	2.58
2003(2)
Revenues	$136,681	$158,400	$128,629	$157,790
Gross profit	26,234	21,494	26,893	29,606
Income from operations	9,387	1,451	11,224	13,496
Net income (loss)	3,436	(4,626)	(30,225)	51,652
Basic income (loss) per share	0.08	(0.10)	(0.64)	1.09
Diluted income (loss) per share	0.07	(0.10)	(0.64)	0.82

(1)	Operating income included a $2.5 million gain recorded as a credit to net settlement expenses in the first quarter of 2004 related to the company’s sale of senior subordinated notes which the company had received in 2003 from ORBIMAGE. Net income included a $156.5 million income tax benefit in the fourth quarter of 2004 related to a deferred tax valuation allowance reversal.

(2)	During 2003, operating income included net settlement expenses related to the company’s settlement with ORBIMAGE in the amounts of $1.0 million in the first quarter, $3.5 million in the second quarter and $0.3 million in the fourth quarter. In the third quarter of 2003, the company recorded a $0.9 million reduction of settlement expense related to certain insurance proceeds.

In the third quarter of 2003, net loss included a $38.8 million debt extinguishment charge. In the fourth quarter of 2003, net income included a $40.6 million gain on reversal of allocated losses of affiliate.

ORBITAL SCIENCES CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands)

		Additions

			Charged/
	Balance at	Charged to	Credited to		Balance
	Start of	Costs and	Other		At End of
Description	Period	Expenses	Accounts	Deductions	Period

YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$2,032	$1,641	—	$(1,587)	$2,086
Allowance for obsolete inventory	1,390	2,196	—	(353)	3,233
Deferred income tax valuation reserve	202,734	—	29,510	—	232,244
YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts	2,086	66	—	(1,965)	187
Allowance for obsolete inventory	3,233	406	—	(806)	2,833
Deferred income tax valuation reserve	232,244	—	12,913	—	245,157
YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	187	—	—	(10)	177
Allowance for obsolete inventory	2,833	156	—	—	2,989
Deferred income tax valuation reserve	245,157	—	—	(241,171)	3,986

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
   An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
   Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information
   None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
   The information required by this Item is included under the captions “Executive Officers of the Registrant” in Part I above and under the captions “Proposal 1 — Election of Directors — Directors to be Elected at the 2005 Meeting, — Directors Whose Terms Expire in 2006, — Directors Whose Terms Expire in 2007,” “Corporate Governance — Code of Business Conduct and Ethics,” “Information Concerning the Board and Its Committees — Our Committees” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 22, 2005 and is incorporated herein by reference.

Item 11.	Executive Compensation
   The information required by this Item is included under the captions “Executive Compensation — Summary Compensation Table, — Option Grants in Last Fiscal Year, — Aggregated Option Exercises During 2004 and December 31, 2004 Option Values, — Indemnification Agreements, — Executive Employment Agreements, — Compensation Committee Interlocks and Insider Participation” and “Information Concerning the Board and Its Committees — Director Compensation” of our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 22, 2005 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
   The information required by this Item is included under the captions “Ownership of Common Stock” and “Proposal 2 — Approval of the Orbital Sciences Corporation 2005 Stock Incentive Plan — Equity Compensation Plan Information” of our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 22, 2005 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
   None.

Item 14.	Principal Accountant Fees and Services
   The information required by this Item is included under the caption “Other Matters — Fees of Independent Auditors, — Pre-Approval of Audit and Non-Audit Services” of our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 22, 2005 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
   (a) Documents filed as part of this Report:

1.	Financial Statements. The following financial statements, together with the report of independent registered public accounting firm, are filed as a part of this report:

A. Report of Independent Registered Public Accounting Firm

B. Consolidated Income Statements

C. Consolidated Balance Sheets

D. Consolidated Statements of Stockholders’ Equity

E. Consolidated Statements of Cash Flows

F. Notes to Consolidated Financial Statements

2.	Financial Statement Schedule.

The following additional financial data are transmitted with this report and should be read in conjunction with the consolidated financial statements contained herein. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits. A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.
   (b) See Item 15(a)(3) of this report.
   (c) See Item 15(a)(2) of this report.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2005	ORBITAL SCIENCES CORPORATION

	By:	/s/ David W. Thompson ------------------------------------------------ David W. Thompson Chairman of the Board and Chief Executive Officer
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
DATED: March 4, 2005

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

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).
4.2	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003).
4.3	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on July 18, 2003).
4.4	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on August 27, 2002).
4.5	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on August 27, 2002).
4.6	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
4.8	Rights Agreement dated as of October 22, 1998, between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).
4.9	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).
10.1	Amended and Restated Credit Agreement dated as of December 29, 2004, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, as documentation agent, and the other parties thereto (transmitted herewith).

Exhibit
Number	Description of Exhibit

10.2	Amended and Restated Security Agreement dated as of December 29, 2004, by and between Orbital Sciences Corporation, Bank of America, N.A., as administrative agent (transmitted herewith).
10.3	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated May 18, 1999 (incorporated by reference to Exhibit 10.4 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.4	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated April 5, 1999 (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.5	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated December 1, 1999 (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.6	Office Lease, dated July 17, 1992, between S.C. Realty, Inc. and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 1992).
10.7	Sale/Leaseback Agreement, dated September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990).
10.8	First Amendment to Sale/Leaseback Agreement, dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company’s annual Report on Form 10-K for the year ended December 31, 1991).
10.9	Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*
10.10	Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*
10.11	Amended and Restated Orbital Sciences Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.18 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.12	Orbital Sciences Corporation 2003 Nonqualified Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).*
10.13	Executive Relocation Agreement between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager/Launch Systems Group dated August 7, 2003 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.14	Executive Employment Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*
10.15	Executive Employment and Change of Control Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*

Exhibit
Number	Description of Exhibit

10.16	Supplemental Employment Agreement between Garrett E. Pierce and Orbital Sciences Corporation dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).*
10.17	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10.18	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.21	Purchase Contract dated as of March 27, 2002, by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2003).**
10.22	Amendment, dated as of January 13, 2005, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (transmitted herewith).
10.23	Form of Executive Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (transmitted herewith).*
10.24	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (transmitted herewith).*
10.25	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).*
10.26	Non-Employee Director Compensation Program (transmitted herewith).*
12	Statement re Computation of Earnings to Fixed Charges (transmitted herewith).
23	Consent of PricewaterhouseCoopers LLP (transmitted herewith).
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

*	Management Contract or Compensatory Plan or Arrangement.

**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 of the Securities Exchange Act of 1934, as amended.