Form 10-Q
period 2005-03-31
ORBITAL SCIENCES CORP /DE/
filed 2005-04-25
CIK 820736

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of April 20, 2005, 55,560,824 shares of the registrant’s Common Stock were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,960	$125,504
Restricted cash and cash equivalents	8,285	8,315
Receivables, net	155,317	149,480
Inventories, net	12,931	13,565
Deferred income taxes, net	26,791	26,710
Other current assets	3,606	3,880

Total current assets	337,890	327,454

Property, plant and equipment, net	83,341	83,154
Goodwill	55,551	55,551
Deferred income taxes, net	181,961	185,940
Other non-current assets	9,660	11,671

Total assets	$668,403	$663,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$102	$161
Accounts payable and accrued expenses	126,361	121,454
Deferred revenues	14,787	19,478

Total current liabilities	141,250	141,093

Long-term obligations, net of current portion	126,026	128,375
Other non-current liabilities	625	178
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 55,557,284 and 52,823,032 shares outstanding, respectively	556	528
Additional paid-in capital	618,377	618,232
Deferred compensation	—	(53)
Accumulated deficit	(218,431)	(224,583)

Total stockholders’ equity	400,502	394,124

Total liabilities and stockholders’ equity	$668,403	$663,770

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except share data)

	Quarters Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues	$167,149	$151,372
Costs of goods sold	139,338	126,454

Gross profit	27,811	24,918

Research and development expenses	1,032	1,742
Selling, general and administrative expenses	14,562	11,509
Settlement expense	—	(2,538)

Income from operations	12,217	14,205

Interest expense	(2,780)	(2,909)
Other income, net	757	426

Income before income taxes	10,194	11,722
Provision for income taxes	(4,042)	(228)

Net income	$6,152	$11,494

Basic net income per share	$0.11	$0.24

Diluted net income per share	$0.10	$0.18

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$6,152	$11,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,636	3,652
Deferred taxes	3,896	—
Amortization of debt costs	153	234
Stock-based compensation and contributions to defined contribution plan and other	(204)	(678)
Changes in assets and liabilities and other	(4,090)	29,460

Net cash provided by operating activities	9,543	44,162

Cash Flows From Investing Activities:
Capital expenditures	(4,467)	(2,628)
Change in cash restricted for letters of credit, net	30	1,567

Net cash used in investing activities	(4,437)	(1,061)

Cash Flows From Financing Activities:
Payments on long-term obligations	(77)	(69)
Proceeds from issuances of common stock	427	2,241

Net cash provided by financing activities	350	2,172

Net increase in cash and cash equivalents	5,456	45,273

Cash and cash equivalents, beginning of period	125,504	60,900

Cash and cash equivalents, end of period	$130,960	$106,173

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004
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

     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

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

(3) Stock-Based Compensation

     In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” was issued. SFAS No. 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize as expense the fair value of all employee stock-based awards, including stock option grants. The company expects to adopt SFAS No. 123(R) on January 1, 2006, using the modified prospective application method, as defined under SFAS No. 123(R). The company is currently assessing the expected impact on its consolidated 2006 financial statements and the anticipated changes to its compensation strategies, if any.

     Through March 31, 2005, the company applied the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” Under those provisions, the company has provided pro forma net income and earnings per share disclosures for its employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see below). The company has not recorded any compensation cost associated with stock options issued to date since all such options had an exercise price equal to the market value of the company’s common stock on the date of grant.

     The company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for the quarters ended March 31, 2005 and 2004 are summarized as follows:

	Quarters Ended March 31,
	2005	2004
Additional shares authorized for grant at March 31	499,688	1,481,661
Volatility	57%	65%
Risk-free interest rate	3.39%	2.27%
Weighted-average fair value per share at grant date	$5.07	$5.93
Expected dividend yield	—	—
Expected life of options (years)	3.5	4.5

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Quarters Ended March 31,
	2005	2004
Net income, as reported	$6,152	$11,494
Stock-based employee compensation expense per fair-value-based method	(722)	(1,190)

Pro forma net income	$5,430	$10,304

Earnings per share:
Basic—as reported	$0.11	$0.24
Basic—pro forma	$0.10	$0.21

Diluted—as reported	$0.10	$0.18
Diluted—pro forma	$0.09	$0.16

     Pro forma net income reflects only options granted through March 31, 2005 and, therefore, may not be representative of the effects for future periods.

(4) Industry Segment Information

     Orbital’s space-related products and services are grouped into three reportable segments: (i) launch vehicles, (ii) satellites and related space systems and (iii) transportation management systems. Reportable segments are generally organized based upon product lines. Corporate and other is comprised of the elimination of intercompany revenues and certain corporate items that have not been attributed to a particular segment.

     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Intersegment sales of $2.3 million and $1.8 million were recorded in the quarters ended March 31, 2005 and 2004, respectively.

     The following table presents operating information for the quarters ended March 31, 2005 and 2004 and identifiable assets at March 31, 2005 and December 31, 2004 by reportable segment (in thousands).

	Quarters Ended March 31,
	2005	2004
Launch Vehicles:
Revenues	$79,977	$76,490
Operating income	8,988	6,906
Identifiable assets	126,832	123,882	(1)
Capital expenditures	2,217	993
Depreciation and amortization	1,390	1,335
Satellites and Related Space Systems:
Revenues	$82,410	$69,380
Operating income	2,833	4,451
Identifiable assets	133,600	130,047	(1)
Capital expenditures	1,931	1,261
Depreciation and amortization	1,207	1,266
Transportation Management Systems:
Revenues	$7,067	$7,331
Operating income	396	310
Identifiable assets	22,911	23,124	(1)
Capital expenditures	134	79
Depreciation and amortization	168	198
Corporate and Other:
Revenues	$(2,305)	$(1,829)
Operating income	—	2,538
Identifiable assets	385,060	386,717	(1)
Capital expenditures	185	295
Depreciation and amortization	871	853
Consolidated:
Revenues	$167,149	$151,372
Operating income	12,217	14,205
Identifiable assets	668,403	663,770	(1)
Capital expenditures	4,467	2,628
Depreciation and amortization	3,636	3,652

(1)As of December 31, 2004

(5) Receivables

     Receivables consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Billed	$61,990	$54,800
Unbilled	93,528	94,857
Allowance for doubtful accounts	(201)	(177)

Total	$155,317	$149,480

(6) Inventories

     Inventories consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Inventories	$15,894	$16,554
Allowance for inventory obsolescence	(2,963)	(2,989)

Total	$12,931	$13,565

     Substantially all of the company’s inventory consisted of component parts and raw materials.

(7) Warranties

     The company has warranty obligations in connection with certain transportation management systems contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. Activity in the warranty liability consisted of the following (in thousands):

	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004
Balance at beginning of period	$3,145	$5,020
Accruals during the period	343	79
Reductions during the period	(689)	(434)

Balance at end of period	$2,799	$4,665

(8) Earnings Per Share

     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004
Weighted average of outstanding shares for basic EPS	55,157	48,048
Dilutive effect of outstanding stock options and warrants	8,304	17,322

Shares for diluted EPS	63,461	65,370

(9) Comprehensive Income

     Comprehensive income in the quarters ended March 31, 2005 and 2004 was equal to net income. Accumulated other comprehensive income as of March 31, 2005 and December 31, 2004 was $0.

(10) Debt

     The following table sets forth the company’s long-term obligations, excluding capital lease obligations (in thousands):

	March 31, 2005	December 31, 2004
9% senior notes, interest due semi-annually, principal due in July 2011	$126,425	$126,425
Interest rate swap fair value hedge adjustment on $50 million of 9% senior notes	(487)	1,844

	125,938	128,269
Less current portion	—	—

Long-term portion	$125,938	$128,269

     The fair value of the company’s senior notes at March 31, 2005 and December 31, 2004 was estimated at $139.4 million and $142.5 million, respectively, based on market trading activity.

     The company has a $50.0 million revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger. The company has the option to increase the amount of the Revolver up to $25 million to the extent that any one or more lenders commits to be a lender for such amount. Loans under the Revolver bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by the company’s intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of March 31, 2005, there were no borrowings under the Revolver, although $12.5 million of letters of credit were issued under the Revolver. Accordingly, as of March 31, 2005, $37.5 million of the Revolver was available for borrowing.

     Orbital’s 9% senior notes due 2011 and the Revolver contain covenants limiting the company’s ability to, among other things, incur more debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of March 31, 2005, the company was in compliance with all of these covenants.

     In 2003, the company entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby the company receives fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 6.94% at March 31, 2005. This arrangement has been designated an effective fair value hedge of $50.0 million of the company’s 9% senior notes due 2011. As of March 31, 2005, the fair value of the interest rate swap was a $0.5 million liability, which was recorded as a non-current liability with an equal decrease in long-term debt on the consolidated balance sheet.

(11) Commitments and Contingencies

Contracts

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters Ended March 31, 2005 and 2004,” “Segment Results,” “Backlog,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2004, may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

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

Consolidated Results of Operations for the Quarters Ended March 31, 2005 and 2004

     Revenues — Our consolidated revenues were $167.1 million in the first quarter of 2005, a 10% increase compared to $151.4 million for the same quarter of 2004. This increase was driven by substantial growth in our satellites and related space systems segment and an increase in our launch vehicles segment. The increase in satellites and related space systems segment revenues is largely attributable to science, technology and defense satellite contracts.

     Gross Profit — Our consolidated gross profit was $27.8 million and $24.9 million in the first quarter of 2005 and 2004, respectively. Gross profit in the first quarter of 2005, as compared to the same period in 2004, reflected increases of $2.4 million in our launch vehicles segment, $0.3 million in our satellites and related space systems segment and $0.2 million in our transportation management systems segment. The increase in gross profit in our launch vehicles segment was largely due to an unfavorable profit adjustment in our launch vehicles segment on a Taurus rocket contract recorded in the first quarter of 2004 that did not recur in 2005.

     Research and Development Expenses — Research and development expenses were $1.0 million and $1.7 million in the first quarter of 2005 and 2004, respectively. These expenses related primarily to the development of improved launch vehicles and satellites.

     Selling, General and Administrative Expenses — Selling, general and administrative expenses were $14.6 million and $11.5 million in the first quarter of 2005 and 2004, respectively. Selling, general and administrative expenses increased primarily due to a $1.7 million increase in bid and proposal costs and to increased personnel-related costs. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses, as well as the costs of our finance, legal, administrative and general management functions.

     Settlement Expense — In the first quarter of 2004, we recorded a $2.5 million gain as a credit to settlement expense on the sale of senior subordinated notes which we had received from a former affiliate.

     Interest Expense — Interest expense was $2.8 million and $2.9 million for the first quarter of 2005 and 2004, respectively. Interest expense remained relatively constant quarter-over-quarter primarily due to relatively similar balances of debt outstanding during the periods.

     Income Taxes — In the fourth quarter of 2004, we reversed nearly all of our deferred tax valuation allowance due to our assessment that substantially all of our deferred tax assets are more likely than not realizable. This resulted in our recording significantly higher income tax expense beginning in 2005, nearly all of which is offset by net operating loss carryforwards and other deferred tax assets, resulting in minimal cash tax payments. We recorded $4.0 million of income tax expense, at an effective income tax rate of 39.7%, in the first quarter of 2005. Our cash income taxes, which primarily relate to alternative minimum tax (“AMT”), are currently less than 2% of pretax income. In the first quarter of 2004, we recorded $0.2 million of income tax expense in the first quarter of 2004, primarily related to AMT.

     Net Income — Our net income for the first quarter of 2005 was $6.2 million, compared to net income of $11.5 million in the first quarter of 2004.

Segment Results

     Our products and services are grouped into three reportable segments: (i) launch vehicles, (ii) satellites and related space systems and (iii) transportation management systems. All of our other activities, as well as consolidating eliminations and adjustments, are reported in corporate and other.

     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended
	March 31,
	2005	2004
Revenues:
Launch Vehicles	$79,977	$76,490
Satellites and Related Space Systems	82,410	69,380
Transportation Management Systems	7,067	7,331
Corporate and Other	(2,305)	(1,829)

Total	$167,149	$151,372

Income from Operations:
Launch Vehicles	$8,988	$6,906
Satellites and Related Space Systems	2,833	4,451
Transportation Management Systems	396	310
Corporate and Other	—	2,538

Total	$12,217	$14,205

First Quarter 2005 Compared With First Quarter 2004

     Launch Vehicles — Launch vehicles segment revenues increased 5% primarily due to higher revenues from our interceptor launch vehicles and our target launch vehicles product lines, partially offset by a decrease in revenues from our space launch vehicles product line. In our interceptor launch vehicles product line, we are developing and manufacturing interceptor boosters designed to defend against hostile ballistic missile attacks, including the midcourse-phase Orbital Boost Vehicle (OBV) and the boost-phase Kinetic Energy Interceptors (KEI) programs directed by the U.S. Missile Defense Agency. Revenues from this product line grew $3.3 million quarter-over-quarter, largely due to a ramp-up in KEI program activity. The interceptor launch vehicles product line accounted for 57% and 56% of total segment revenues in the first quarters of 2005 and 2004, respectively. Revenues in our target launch vehicle product line increased $3.5 million in the first quarter of 2005 as compared to 2004. Revenues decreased $3.4 million in our space launch vehicles product line.

     Operating income in the launch vehicles segment increased 30% primarily attributable to the absence of an unfavorable profit adjustment on a Taurus space launch vehicle contract recorded in the first quarter of 2004 that did not recur in 2005. Operating income from our missile defense interceptor launch vehicles product line continued to be the largest contributor to this segment’s operating income, reporting $6.0 million operating profit in the first quarter of 2005 and $6.1 million in the first quarter of 2004, or 66% and 89%, respectively, of total operating income in this segment. The segment’s operating margin (as a percentage of revenues) was 11.2% in the first quarter of 2005, compared to 9.0% in the first quarter of 2004. This increase in operating margin was primarily the result of the 2004 Taurus contract profit adjustment discussed above.

     Satellites and Related Space Systems — Satellites and related space systems segment revenues increased 19% primarily as a result of significant growth in revenues in our science, technology and defense satellites product line, offset partially by lower revenues in our communications satellites product line. Revenues increased $19.4 million in our science, technology and defense satellites product line primarily due to increased revenues from defense-related contracts awarded in 2004 and late 2003. Revenues decreased $8.2 million in our communications satellites product line primarily due to lower activity on certain contracts that are nearing completion, offset partially by higher revenue from a communications satellite contract that was awarded in late 2003.

     Operating income in the satellites and related space systems segment decreased 36% due to lower operating results in the communications satellites product line, partially offset by higher income from science, technology and defense satellite contracts consistent with the revenue growth in this product line. The decline in communications satellites operating results was due to lower activity in 2005 on certain communications satellites which are nearly complete and, as mentioned above, an operating loss on a communications satellite contract awarded late in 2003. This segment’s operating margin (as a percentage of revenues) was 3.4% in the first quarter of 2005, compared to 6.4% in the first quarter of 2004. While the operating margins remained relatively constant in the science, technology and defense satellites and technical services product lines, the operating margin in the communications satellites product line decreased significantly, due to the factors noted above.

     Transportation Management Systems — Transportation management systems segment revenues decreased marginally largely due to a reduction in revenue on several contracts that are nearing completion, partially offset by revenue in the first quarter of 2005 on a contract that was renegotiated and resumed in the third quarter of 2004.

     Operating income remained relatively consistent quarter-over-quarter, largely in line with contract revenue trends.

     Corporate and Other — Corporate and other revenues are comprised solely of the elimination of intercompany revenues.

     Corporate and other operating income in the first quarter of 2004 is comprised solely of the gain on the sale of notes received from a former affiliate discussed above.

Backlog

     Our firm backlog was $1.05 billion at March 31, 2005 and $1.17 billion at December 31, 2004. We expect $405 million of the March 31, 2005 firm backlog to be recognized as revenue during the remainder of 2005. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

     Total backlog was $2.38 billion at March 31, 2005 and $2.31 billion at December 31, 2004. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

     Cash Flows from Operating Activities — Cash flow from operations in the first quarter of 2005 was $9.5 million, as compared to $44.2 million in the first quarter of 2004. Cash flow from operations in the first quarter of 2005 was primarily attributable to cash provided by ongoing business operations, including a $4.1 million net increase in assets and liabilities. Cash flow from operations in the first quarter of 2004 was primarily attributable to cash provided by ongoing business operations and a $29.5 million net reduction in assets and liabilities, including $25.4 million in customer cash payments received in advance of contract performance resulting in an increase in deferred revenues on the balance sheet.

     Cash Flows from Investing Activities — We used $4.5 million and $2.6 million in the first quarter of 2005 and 2004, respectively, for capital expenditures. In the first quarter of 2004, cash which had been restricted for letters of credit was reduced $1.6 million.

     Cash Flows from Financing Activities — During the first quarter of 2005 and 2004, we received $0.4 million and $2.2 million, respectively, from issuances of common stock primarily in connection with stock option exercises.

     The following table sets forth our long-term obligations, excluding capital lease obligations (in thousands):

	March 31, 2005	December 31, 2004
9% senior notes, interest due semi-annually, principal due in July 2011	$126,425	$126,425
Interest rate swap fair value hedge adjustment on $50 million of 9% senior notes	(487)	1,844

	125,938	128,269
Less current portion	—	—

Long-term portion	$125,938	$128,269

     The fair value of our senior notes at March 31, 2005 and December 31, 2004 was estimated at $139.4 million and $142.5 million, respectively, based on market trading activity.

     We have a $50.0 million revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger. We have the option to increase the amount of the Revolver up to $25 million to the extent that any one or more lenders commits to be a lender for such amount. Loans under the Revolver bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by our intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of March 31, 2005, there were no borrowings under the Revolver, although $12.5 million of letters of credit were issued under the Revolver. Accordingly, as of March 31, 2005, $37.5 million of the Revolver was available for borrowing.

     Our 9% senior notes due 2011 and the Revolver contain covenants limiting our ability to, among other things, incur more debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of March 31, 2005, we were in compliance with all of these covenants.

     In 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 6.94% at March 31, 2005. This arrangement has been designated an effective fair value hedge of $50.0 million of our 9% senior notes due 2011. As of March 31, 2005, the fair value of the interest rate swap was a $0.5 million liability, which was recorded as a non-current liability with an equal decrease in long-term debt on the consolidated balance sheet.

     Available Cash and Future Funding — At March 31, 2005, we had $130.9 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future.

     In April 2005, our Board of Directors authorized the purchase of up to $50 million of our outstanding securities over the next 12 months. This repurchase program replaces the program announced in 2004 that expired this month. We may repurchase our 9% senior notes due 2011, common stock or common stock warrants that expire in 2006, or a combination thereof. Shares of common stock may be purchased from time to time in the open market, by block purchase or in negotiated transactions. The warrants and notes may be purchased in negotiated transactions. The timing, amount and type of securities to be repurchased will be determined based on our loan covenants, market conditions and other factors. The following outstanding securities are subject to the repurchase program: $126 million of 9% senior notes due 2011; 55.6 million shares of common stock; and approximately 82,000 warrants to purchase approximately 10.0 million shares of common stock with an exercise price of $3.86 per share that expire in August 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2005, we had $4.1 million of receivables denominated in Japanese yen and $4.9 million denominated in Singapore dollars. We are subject to market risk to the extent that future fluctuations in foreign currency exchange rates impact these receivables.

     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables denominated in foreign currency. At March 31, 2005, we had no foreign currency forward exchange contracts.

     The fair market value of our outstanding 9% senior notes due 2011 was estimated at $139.4 million at March 31, 2005, based on market trading activity.

     In 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we receive fixed-rate interest of 9% in exchange for variable interest payments. The interest rate is reset quarterly and is equal to the 3-month LIBOR rate plus 4.28%. The total variable interest rate was 6.94% at March 31, 2005. This arrangement has been designated an effective fair value hedge of $50.0 million of our 9% senior notes due 2011. As of March 31, 2005, the fair value of the interest rate swap was a $0.5 million liability, which was recorded as a non-current liability with an equal decrease in long-term debt on the consolidated balance sheet.

     We have an unfunded deferred compensation plan for executive officers and senior managers with a total liability balance of $5.1 million at March 31, 2005. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchase of common stock during the quarter ended March 31, 2005.

				Total Number of	Maximum Number
				Shares	(or Approximate
				Purchased as	Dollar Value) of
	Total			Part of Publicly	Shares That May
	Number of		Average Price	Announced	Yet Be Purchased
	Shares		Paid Per	Plans or	Under the Plans or
Period	Purchased		Share	Programs [1]	Programs [1]
January 1, 2005 to January 31, 2005	—		—	—	$34,000,000
February 1, 2005 to February 28, 2005	41,481	[2]	$10.53	—	$34,000,000
March 1, 2005 to March 31, 2005	—		—	—	$34,000,000
TOTAL	41,481		$10.53	—	$34,000,000

(1) On April 22, 2004, we announced the company’s plan, subject to certain conditions, to repurchase up to $50 million of outstanding debt and equity securities, including our common stock. The plan has expired and has been replaced by a similar, new one-year plan.

(2) Represents the total number of shares withheld to cover the tax withholding obligations of certain employees upon the vesting of restricted stock.

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

ORBITAL SCIENCES CORPORATION

DATED: April 25, 2005	By:	/s/ David W. Thompson

David W. Thompson
Chairman and Chief Executive Officer

DATED: April 25, 2005	By:	/s/ Garrett E. Pierce

Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.3	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.4	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit No.	Description
4.7	Rights Agreement dated as of October 22, 1998 between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.8	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

4.9	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003).

4.10	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on July 18, 2003).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).