Form 10-Q
period 2005-06-30
ORBITAL SCIENCES CORP /DE/
filed 2005-07-25
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

     As of July 20, 2005, 53,793,919 shares of the registrant’s Common Stock were outstanding.

PART 1

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,833	$125,504
Restricted cash	5,306	8,315
Receivables, net	140,359	149,480
Inventories, net	14,577	13,565
Deferred income taxes, net	26,572	26,710
Other current assets	3,255	3,880

Total current assets	321,902	327,454

Property, plant and equipment, net	83,431	83,154
Goodwill	55,551	55,551
Deferred income taxes, net	177,459	185,940
Other non-current assets	9,559	11,671

Total Assets	$647,902	$663,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$85	$161
Accounts payable and accrued expenses	116,932	121,454
Deferred revenues	13,700	19,478

Total current liabilities	130,717	141,093

Long-term obligations, net of current portion	127,985	128,375
Other non-current liabilities	132	178
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 53,773,762 and 52,823,032 shares outstanding, respectively	538	528
Additional paid-in capital	599,377	618,232
Deferred compensation	—	(53)
Accumulated deficit	(210,847)	(224,583)

Total stockholders’ equity	389,068	394,124

Total Liabilities and Stockholders’ Equity	$647,902	$663,770

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except share data)

	For the Quarters Ended
	June 30,
	2005	2004
	(unaudited)	(unaudited)
Revenues	$177,403	$177,684
Costs of goods sold	144,918	148,034

Gross profit	32,485	29,650

Research and development expenses	1,234	1,455
Selling, general and administrative expenses	16,545	13,687

Income from operations	14,706	14,508

Interest expense	(2,847)	(2,889)
Other income, net	718	227
Debt extinguishment expense	—	(561)

Income before provision for income taxes	12,577	11,285
Provision for income taxes	(4,993)	(233)

Net income	$7,584	$11,052

Basic net income per share	$0.14	$0.23

Diluted net income per share	$0.12	$0.17

See accompanying notes to condensed consolidated financial statements .

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except share data)

	For the Six Months Ended
	June 30,
	2005	2004
	(unaudited)	(unaudited)
Revenues	$344,552	$329,056
Costs of goods sold	284,256	274,488

Gross profit	60,296	54,568

Research and development expenses	2,266	3,197
Selling, general and administrative expenses	31,107	25,196
Settlement expense	—	(2,538)

Income from operations	26,923	28,713

Interest expense	(5,627)	(5,798)
Other income, net	1,475	653
Debt extinguishment expense	—	(561)

Income before provision for income taxes	22,771	23,007
Provision for income taxes	(9,035)	(461)

Net income	$13,736	$22,546

Basic net income per share	$0.25	$0.47

Diluted net income per share	$0.22	$0.34

See accompanying notes to condensed consolidated financial statements .

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	June 30,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$13,736	$22,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,144	7,304
Deferred income taxes	8,726	—
Amortization of debt issuance costs and debt discount	306	467
Stock-based compensation and other	(193)	(520)
Debt extinguishment expense	—	561
Changes in assets and liabilities and other	464	21,796

Net cash provided by operating activities	30,183	52,154

Cash Flows From Investing Activities:
Capital expenditures	(8,088)	(5,152)
Change in cash restricted for letters of credit, net	3,041	(1,872)

Net cash used in investing activities	(5,047)	(7,024)

Cash Flows From Financing Activities:
Payments on long-term obligations	(94)	(5,139)
Repurchase of common stock	(19,999)	(2,000)
Net proceeds from issuances of common stock	1,286	6,951

Net cash used in financing activities	(18,807)	(188)

Net increase in cash and cash equivalents	6,329	44,942

Cash and cash equivalents, beginning of period	125,504	60,900

Cash and cash equivalents, end of period	$131,833	$105,842

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
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

     Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

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

     Through June 30, 2005, the company applied the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” Under those provisions, the company has provided pro forma net income and earnings per share disclosures for its employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see below). The company has not recorded any compensation cost associated with stock options issued to date since all such options had an exercise price equal to the market value of the company’s common stock on the date of grant.

     The company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for the quarters and six months ended June 30, 2005 and 2004 are summarized as follows:

	Quarters Ended June 30,
	2005	2004
Additional shares authorized for grant at June 30	2,991,189	430,073
Volatility	60%	65%
Risk-free interest rate	3.78%	3.10%
Weighted-average fair value per share at grant date	$4.27	$4.92
Expected dividend yield	—	—
Expected life of options (years)	3.5	2.5

	Six Months Ended June 30,
	2005	2004
Additional shares authorized for grant at June 30	2,991,189	430,073
Volatility	60%	65%
Risk-free interest rate	3.55%	3.06%
Weighted-average fair value per share at grant date	$4.75	$4.96
Expected dividend yield	—	—
Expected life of options (years)	3.5	2.5 - 4.5

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Quarters Ended June 30,
	2005	2004
Net income, as reported	$7,584	$11,052
Stock-based employee compensation expense per fair-value-based method	(591)	(2,850)

Pro forma net income	$6,993	$8,202

Earnings per share:
Basic—as reported	$0.14	$0.23
Basic—pro forma	$0.13	$0.17

Diluted—as reported	$0.12	$0.17
Diluted—pro forma	$0.11	$0.12

	Six Months Ended June 30,
	2005	2004
Net income, as reported	$13,736	$22,546
Stock-based employee compensation expense per fair-value-based method	(1,313)	(4,040)

Pro forma net income	$12,423	$18,506

Earnings per share:
Basic—as reported	$0.25	$0.47
Basic—pro forma	$0.23	$0.38

Diluted—as reported	$0.22	$0.34
Diluted—pro forma	$0.20	$0.28

     Pro forma net income reflects only options granted through June 30, 2005 and, therefore, may not be representative of the effects for future periods.

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

     Intersegment sales of $1.5 million and $2.6 million were recorded in the quarters ended June 30, 2005 and 2004, respectively. Intersegment sales of $3.8 million and $4.5 million were recorded in the six months ended June 30, 2005 and 2004, respectively.

     The following table presents operating information for the quarters and six months ended June 30, 2005 and 2004 and identifiable assets at June 30, 2005 and December 31, 2004 by reportable segment (in thousands):

	Quarters Ended June 30,			Six Months Ended June 30,
	2005	2004		2005	2004
Launch Vehicles:
Revenues	$87,860	$86,508		$167,837	$162,997
Operating income	8,721	7,220		17,709	14,123
Identifiable assets	116,998	123,882	(1)	116,998	123,882	(1)
Capital expenditures	1,349	600		3,566	1,593
Depreciation and amortization	1,338	1,295		2,728	2,630
Satellites and Related Space Systems:
Revenues	$84,870	$85,823		$167,280	$155,204
Operating income	5,506	6,980		8,340	11,434
Identifiable assets	132,229	130,047	(1)	132,229	130,047	(1)
Capital expenditures	1,578	1,401		3,509	2,662
Depreciation and amortization	1,200	1,302		2,407	2,568
Transportation Management Systems:
Revenues	$6,188	$7,984		$13,255	$15,315
Operating income	479	308		874	618
Identifiable assets	21,649	23,124	(1)	21,649	23,124	(1)
Capital expenditures	53	69		187	148
Depreciation and amortization	155	185		323	383
Corporate and Other:
Revenues	$(1,515)	$(2,631)		$(3,820)	$(4,460)
Operating income	—	—		—	2,538
Identifiable assets	377,026	386,717	(1)	377,026	386,717	(1)
Capital expenditures	641	454		826	749
Depreciation and amortization	815	870		1,686	1,723
Consolidated:
Revenues	$177,403	$177,684		$344,552	$329,056
Operating income	14,706	14,508		26,923	28,713
Identifiable assets	647,902	663,770	(1)	647,902	663,770	(1)
Capital expenditures	3,621	2,524		8,088	5,152
Depreciation and amortization	3,508	3,652		7,144	7,304

(1)	As of December 31, 2004

(5) Receivables

     Receivables consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Billed	$42,189	$54,800
Unbilled	98,369	94,857
Allowance for doubtful accounts	(199)	(177)

Total	$140,359	$149,480

(6) Inventories

     Inventories consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Inventories	$17,666	$16,554
Allowance for inventory obsolescence	(3,089)	(2,989)

Total	$14,577	$13,565

     Substantially all of the company’s inventory consisted of component parts and raw materials.

(7) Warranties

     The company has warranty obligations in connection with certain transportation management systems contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. Activity for the warranty liability consisted of the following (in thousands):

	Quarters Ended June 30,
	2005	2004
Balance at beginning of period	$2,799	$4,665
Accruals during the period	927	259
Reductions during the period	(766)	(584)

Balance at end of period	$2,960	$4,340

	Six Months Ended June 30,
	2005	2004
Balance at beginning of period	$3,145	$5,020
Accruals during the period	1,270	338
Reductions during the period	(1,455)	(1,018)

Balance at end of period	$2,960	$4,340

(8) Earnings Per Share

     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarters Ended June 30,
	2005	2004
Weighted average of outstanding shares for basic EPS	55,066	48,764
Dilutive effect of outstanding stock options and warrants	7,798	17,008

Shares for diluted EPS	62,864	65,772

	Six Months Ended June 30,
	2005	2004
Weighted average of outstanding shares for basic EPS	55,111	48,405
Dilutive effect of outstanding stock options and warrants	8,046	17,154

Shares for diluted EPS	63,157	65,559

(9) Comprehensive Income

     Comprehensive income in the quarterly and six-month periods ended June 30, 2005 and 2004 was equal to net income. Accumulated other comprehensive income as of June 30, 2005 and December 31, 2004 was $0.

(10) Debt

     The following table sets forth the company’s long-term obligations, excluding capital lease obligations (in thousands):

	June 30, 2005	December 31, 2004
9% senior notes, interest due semi-annually, principal due in July 2011	$126,425	$126,425
Carrying value adjustment on 9% senior notes	1,490	1,844

	127,915	128,269
Less current portion	—	—

Long-term portion	$127,915	$128,269

     The fair value of the company’s senior notes at June 30, 2005 and December 31, 2004 was estimated at $138.1 million and $142.5 million, respectively, based on market trading activity.

     The company has a $50.0 million revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger. The company has the option to increase the amount of the Revolver up to $25 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Revolver bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by the company’s intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of June 30, 2005, there were no borrowings under the Revolver, although $12.5 million of letters of credit were issued under the Revolver. Accordingly, as of June 30, 2005, $37.5 million of the Revolver was available for borrowing.

     Orbital’s 9% senior notes due 2011 and the Revolver contain covenants limiting the company’s ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of June 30, 2005, the company was in compliance with all of these covenants.

     In 2003, the company entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby the company would receive fixed-rate interest of 9% in exchange for variable interest payments. This arrangement was designated an effective fair value hedge of $50.0 million of the company’s 9% senior notes due 2011. In June 2005, the company terminated the swap agreement and received $1.5 million in cash. The remaining debt fair value adjustment of $1.5 million will be amortized as a reduction of interest expense over the remaining term of the senior notes.

(11) Commitments and Contingencies

U.S. Government Contracts

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

     In the second quarter of 2005, the federal government commenced an investigation which the company believes is focused on contracting matters related to certain U.S. government launch vehicle programs. The company cannot predict whether the government ultimately will conclude that there have been violations of any federal contracting laws, policies or procedures, or any other applicable laws. Should any such violations be alleged or found, the company could face the possibility of criminal, civil and/or administrative penalties depending on the nature of such violations.

Litigation

     The company is party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company’s results of operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2005 and 2004,” “Segment Results,” “Backlog,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2004, may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.

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

Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2005 and 2004

     Revenues - Our consolidated revenues were $177.4 million in the second quarter of 2005, down slightly compared to $177.7 million for the same quarter of 2004. This decrease was driven by lower revenues in the satellites and related space systems and the transportation management systems segments, offset partially by a 2% increase in launch vehicles segment revenues. Satellites and related space systems segment revenues decreased marginally due to lower revenues from the satellite product lines, partially offset by higher technical services revenues and by $2.7 million of revenues recorded in 2005 pertaining to the receipt of satellite acceptance and on-orbit incentive payments from our customer and former affiliate Orbimage, Inc. Launch vehicles segment revenues increased slightly in the second quarter of 2005 compared to the second quarter of 2004 due to revenue growth in the interceptor launch vehicles and target launch vehicles product lines, offset partially by a revenue decrease in the space launch vehicles product line. Transportation management systems segment revenues decreased $1.8 million in the 2005 quarter largely due to certain contracts nearing or reaching completion in 2005.

     We reported $344.6 million in revenues during the first six months of 2005, up 5% over revenues of $329.1 million during the same period in 2004, primarily due to an 8% revenue increase in our satellites and related space systems segment and a 3% increase in the launch vehicles segment. The satellites and related space systems segment growth was driven by significantly higher revenues from science, technology and defense satellite contracts, offset partially by lower revenues in our communications satellites product line. The launch vehicles segment growth was driven by higher revenues in the interceptor launch vehicles and target launch vehicles product lines, partially offset by lower space launch vehicles product line revenues. Transportation management systems segment revenues decreased for the first six months of 2005 primarily due to the same factors driving the second quarter results.

     Gross Profit — Our consolidated gross profit was $32.5 million and $29.7 million in the second quarters of 2005 and 2004, respectively. The gross profit improvement is due to a $3.2 million, or 23%, increase in gross profit in our launch vehicles segment and a $0.2 million, or 17%, increase in gross profit in our transportation management systems segment, partially offset by a $0.6 million, or 4%, decrease in gross profit in our satellites and related space systems segment. The increase in gross profit in our launch vehicles segment was largely due to a higher profit margin from the interceptor launch vehicles product line and an unfavorable profit adjustment on a Taurus rocket contract recorded in the second quarter of 2004 that did not recur in 2005, partially offset by cost growth on certain contracts in 2005. The decrease in gross profit in our satellites and related space systems segment was largely due to lower gross profit in the communications satellite product line, partially offset by a favorable $2.7 million profit adjustment pertaining to the receipt of the above-mentioned satellite incentives.

     Consolidated gross profit for the first six months of 2005 increased to $60.3 million from $54.6 million in the same period of 2004. The gross profit improvement is due to a $5.6 million, or 21%, increase in gross profit in our launch vehicles segment and a $0.5 million, or 18%, increase in gross profit in our transportation management systems segment, partially offset by a $0.4 million, or 1%, decrease in gross profit in our satellites and related space systems segment. The year-to-date changes in gross profit during 2005 as compared to 2004 were largely attributable to the same quarterly factors described above.

     Research and Development Expenses — Research and development expenses were $1.2 million and $1.5 million in the second quarters of 2005 and 2004, respectively, and $2.3 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively. These expenses related to the development of improved launch vehicles and satellites.

     Selling, General and Administrative Expenses — Selling, general and administrative expenses were $16.5 million and $13.7 million in the second quarters of 2005 and 2004, respectively, and $31.1 million and $25.2 million for the six months ended June 30, 2005 and 2004, respectively. Selling, general and administrative expenses increased in the second quarter and the first six months of 2005 as compared to the same periods of 2004 largely due to increased personnel related costs, higher legal and professional services fees and an increase in bid and proposal costs. Selling, general and administrative expenses include the costs of marketing, advertising, promotional and other selling expenses, as well as the costs of our finance, legal, administrative and general management functions.

     Settlement Expense — In the first quarter of 2004, we recorded a $2.5 million gain as a credit to settlement expense on the sale of senior subordinated notes which we had received from a former affiliate.

     Interest Expense — Interest expense was $2.8 million and $2.9 million for the second quarters of 2005 and 2004, respectively, and $5.6 million and $5.8 million for the six months ended June 30, 2005 and 2004, respectively.

     Income Taxes — In the fourth quarter of 2004, we reversed nearly all of our deferred tax valuation allowance due to our assessment that substantially all of our deferred tax assets are more likely than not realizable. This resulted in our recording significantly higher income tax expense beginning in 2005, nearly all of which is offset by net operating loss carryforwards and other deferred tax assets, resulting in minimal cash tax payments. We recorded $5.0 million and $9.0 million of income tax expense, at an effective income tax rate of 39.7%, in the second quarter and first six months of 2005, respectively. Our cash income tax payments, which primarily relate to alternative minimum tax (“AMT”), are currently less than 2% of pretax income. In the second quarter and first six months of 2004, we recorded $0.2 million and $0.5 million of income tax expense, respectively, primarily related to AMT.

     Net Income — Our consolidated net income was $7.6 million and $11.1 million in the second quarters of 2005 and 2004, respectively, and $13.7 million and $22.5 million in the six months ended June 30, 2005 and 2004, respectively.

Segment Results

     Our products and services are grouped into three reportable segments: (i) launch vehicles, (ii) satellites and related space systems and (iii) transportation management systems. All of our other activities, as well as consolidating eliminations and adjustments, are reported in corporate and other.

     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Launch Vehicles	$87,860	$86,508	$167,837	$162,997
Satellites and Related Space Systems	84,870	85,823	167,280	155,204
Transportation Management Systems	6,188	7,984	13,255	15,315
Corporate and Other	(1,515)	(2,631)	(3,820)	(4,460)

Total	$177,403	$177,684	$344,552	$329,056

Income from Operations:
Launch Vehicles	$8,721	$7,220	$17,709	$14,123
Satellites and Related Space Systems	5,506	6,980	8,340	11,434
Transportation Management Systems	479	308	874	618
Corporate and Other	—	—	—	2,538

Total	$14,706	$14,508	$26,923	$28,713

Second Quarter 2005 Compared With Second Quarter 2004

     Launch Vehicles — Launch vehicles segment revenues increased 2% primarily due to higher revenues from our interceptor launch vehicles and our target launch vehicles product lines, partially offset by a decrease in revenues from our space launch vehicles product line. In our interceptor launch vehicles product line, we are developing and manufacturing interceptor boosters designed to defend against ballistic missile attacks, including the midcourse-phase Orbital Boost Vehicle (OBV) and the boost-phase Kinetic Energy Interceptors (KEI) programs directed by the U.S. Missile Defense Agency. Revenues from this product line grew $2.3 million quarter-over-quarter, due to a ramp-up in KEI program activity offset partially by lower OBV revenue. The interceptor launch vehicles product line accounted for 59% and 57% of total launch vehicles segment revenues in the second quarters of 2005 and 2004, respectively. Revenues in our target launch vehicles product line increased $4.7 million in the second quarter of 2005 as compared to 2004 due primarily to a higher level of activity on target vehicles in 2005. Revenues decreased $5.7 million in our space launch vehicles product line due primarily to lower levels of activity on Taurus and Minotaur programs.

     Operating income in the launch vehicles segment increased 21% primarily due to improved operating results in the interceptor launch vehicles product line and an unfavorable profit adjustment on a Taurus space launch vehicle contract recorded in the second quarter of 2004 that did not recur in 2005, partially offset by cost growth on certain contracts in 2005. Operating income from our missile defense interceptor launch vehicles product line continued to be the largest contributor to this segment’s operating income, reporting $7.4 million of operating profit in the second quarter of 2005 and $5.6 million in the second quarter of 2004, or 84% and 78%, respectively, of total operating income in this segment. Although space launch vehicles revenues were lower, operating profit improved in this product line due to the above-mentioned Taurus adjustment that had depressed 2004 results. Although target launch vehicles revenues were higher, operating results declined in this product line primarily due to cost growth impacting several contracts. Segment operating margin (operating income as a percentage of revenues) was 9.9% in the second quarter of 2005, compared to 8.3% in the second quarter of 2004. This increase in operating margin was primarily the result of improved interceptor launch vehicles margins and the 2004 Taurus contract profit adjustment discussed above.

     Satellites and Related Space Systems — Satellites and related space systems segment revenues decreased marginally as a result of lower revenues in our communications satellites product line, offset partially by a net increase in revenues in our other product lines. Revenues decreased $3.0 million in our communications satellites product line primarily due to lower activity on certain contracts, offset partially by activity on a new satellite contract begun in the second quarter of 2005. Revenues increased $2.0 million in our other product lines primarily due to higher technical services revenues and a favorable $2.7 million revenue adjustment, offset partially by lower activity on certain science satellites in 2005. In the second quarter of 2005 we recorded $2.7 million of revenues pertaining to the receipt of satellite acceptance and on-orbit incentive payments from Orbimage, Inc., our customer and former affiliate.

     Operating income in the satellites and related space systems segment decreased due to lower operating results in the communications satellites product line, partially offset by higher income in our other product lines. The decline in communications satellites operating results was primarily due to cost growth on a contract to correct an anomaly that was detected while the satellite was being prepared for launch. The increase in our other product lines was primarily due to $2.7 million of acceptance and incentive fees discussed above and higher technical services income offset partially by lower income on certain defense-related contracts. Segment operating margin was 6.5% in the second quarter of 2005, compared to 8.1% in the second quarter of 2004. This decrease in operating margin was largely due to the communications satellite cost growth noted above.

     Transportation Management Systems — Transportation management systems segment revenues decreased largely due to certain contracts completed recently and other contracts that are nearly complete. Operating income remained relatively consistent quarter-over-quarter.

     Corporate and Other — Corporate and other revenues are comprised solely of the elimination of intercompany revenues.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004

     Launch Vehicles — Launch vehicles segment revenues increased 3% primarily due to higher revenues from our interceptor launch vehicles and our target launch vehicles product lines, partially offset by a decrease in revenues from our space launch vehicles product line. Revenues from the interceptor launch vehicles product line grew $5.6 million, due to a ramp-up in KEI program activity offset partially by lower OBV revenue. The interceptor launch vehicles product line accounted for 58% and 56% of total launch vehicles segment revenues in the six months ended June 30, 2005 and 2004, respectively. Revenues in our target launch vehicles product line increased $8.2 million in the six months ended June 30, 2005 as compared to 2004 due primarily to a higher level of activity on target vehicles in 2005. Revenues decreased $9.1 million in our space launch vehicles product line due primarily to lower levels of activity on Taurus and Minotaur programs.

     Operating income in the launch vehicles segment increased 25% primarily attributable to improved operating results in the interceptor launch vehicles product line and an unfavorable profit adjustment on a Taurus space launch vehicle contract recorded in the first half of 2004 that did not recur in 2005, partially offset by cost growth on certain contracts in 2005. Operating income from our missile defense interceptor launch vehicles product line continued to be the largest contributor to this segment’s operating income, reporting $13.3 million operating profit year-to-date in 2005 and $11.7 million in the same period of 2004. Although space launch vehicles revenues were lower, operating profit improved in this product line due to the above-mentioned Taurus adjustment that had depressed 2004 results. Although target launch vehicles revenues were higher, operating results declined in this product line primarily due to cost growth impacting several contracts. Segment operating margin was 10.6% in the six months ended June 30, 2005, compared to 8.7% in the same period of 2004. This increase in operating margin was primarily the result of improved interceptor launch vehicles margins and the 2004 Taurus contract profit adjustment discussed above.

     Satellites and Related Space Systems — Satellites and related space systems segment revenues increased 8% primarily as a result of significantly higher revenues from science, technology and defense satellite contracts, offset partially by lower revenues in our communications satellites product line. Revenues increased $18.9 million in our science, technology and defense satellites product line primarily due to increased revenues from defense-related contracts awarded in 2004 and late 2003 and in part due to the $2.7 million revenue adjustment related to customer incentive receipts discussed above. Revenues decreased $11.2 million in our communications satellites product line primarily due to lower activity on certain contracts, offset partially by revenue on a new contract begun in the second quarter of 2005 discussed previously. Our technical services revenues increased $4.4 million.

     Operating income in the satellites and related space systems segment decreased due to lower operating results in the communications satellites product line, partially offset by higher income in our other product lines. The decline in communications satellites operating results was primarily due to reduced contract activity in 2005 and to cost growth on a contract to correct an anomaly that was detected while the satellite was being prepared for launch. The increase in our other product lines was primarily due to the favorable $2.7 million revenue and operating profit adjustment discussed above and higher technical services income offset partially by lower income on certain defense related contracts. Segment operating margin was 5.0% in the first six months of 2005, compared to 7.4% in the same period of 2004. This decrease in operating margin was largely due to the communications satellite cost growth noted above.

     Transportation Management Systems — Transportation management systems segment revenues decreased largely due to certain contracts completed recently and other contracts that are nearly complete. Operating income remained relatively level, consistent with second quarter results.

     Corporate and Other — Corporate and other revenues are comprised solely of the elimination of intercompany revenues.

     Corporate and other operating income in the first half of 2004 is comprised solely of the gain on the sale of notes received from a former affiliate discussed above.

Backlog

     Our firm backlog was $1.04 billion at June 30, 2005 and $1.17 billion at December 31, 2004. We expect $320 million of the June 30, 2005 firm backlog to be recognized as revenue during the remainder of 2005. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

     Total backlog was $2.66 billion at June 30, 2005 and $2.31 billion at December 31, 2004. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

     Cash Flows from Operating Activities — Cash flow from operations in the first six months of 2005 was $30.2 million, as compared to $52.2 million in the same period of 2004. Cash flow from operations in the first six months of 2005 was primarily attributable to cash provided by ongoing business operations. Cash flow from operations in the first six months of 2004 was primarily attributable to cash generated by business operations and a $21.8 million net reduction in assets and liabilities, including $9.2 million in customer cash payments received in advance of contract performance and a $15.6 million increase in accounts payable and accrued expenses.

     Cash Flows from Investing Activities — We used $8.1 million and $5.2 million in the first six months of 2005 and 2004, respectively, for capital expenditures. In the first six months of 2005, we reduced cash restricted for letters of credit by $3.0 million.

     Cash Flows from Financing Activities – During the second quarter of 2005, we repurchased and retired 1.94 million shares of our common stock at a cost of $20.0 million. During the second quarter of 2004, we repurchased and retired 0.16 million shares of our common stock at a cost of $2.0 million, and we repurchased and cancelled $4.6 million of our 9% senior notes. We paid a $0.4 million premium in connection with our repurchase of the 9% senior notes.

     During the first six months of 2005, we received $1.3 million from issuances of common stock in connection with stock option exercises. During the first six months of 2004, we received $7.0 million from issuances of common stock primarily in connection with stock option and warrant exercises.

     The following table sets forth our long-term obligations, excluding capital lease obligations (in thousands):

	June 30, 2005	December 31, 2004
9% senior notes, interest due semi-annually, principal due in July 2011	$126,425	$126,425
Carrying value adjustment to 9% senior notes	1,490	1,844

	127,915	128,269
Less current portion	—	—

Long-term portion	$127,915	$128,269

     The fair value of our senior notes at June 30, 2005 and December 31, 2004 was estimated at $138.1 million and $142.5 million, respectively, based on market trading activity.

     We have a $50.0 million revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger. We have the option to increase the amount of the Revolver up to $25 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Revolver bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by our intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of June 30, 2005, there were no borrowings under the Revolver, although $12.5 million of letters of credit were issued under the Revolver. Accordingly, as of June 30, 2005, $37.5 million of the Revolver was available for borrowing.

     Our 9% senior notes due 2011 and the Revolver contain covenants limiting our ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of June 30, 2005, we were in compliance with all of these covenants.

     In 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby we would receive fixed-rate interest of 9% in exchange for variable interest payments. This arrangement was designated an effective fair value hedge of $50.0 million of our 9% senior notes due 2011. In June 2005, we terminated the swap agreement and received $1.5 million in cash in connection with the termination. The remaining debt fair value adjustment of $1.5 million will be amortized as a reduction of interest expense over the remaining term of the senior notes.

     Available Cash and Future Funding — At June 30, 2005, we had $131.8 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future.

     In April 2005, our Board of Directors authorized the purchase of up to $50 million of our outstanding securities over a 12-month period. We may repurchase our 9% senior notes due 2011, common stock or common stock warrants that expire in 2006, or a combination thereof. Shares of common stock may be purchased from time to time in the open market, by block purchase or in negotiated transactions. The warrants and notes may be purchased in negotiated transactions. The timing, amount and type of securities to be repurchased will be determined based on our loan covenants, market conditions and other factors. The following outstanding securities are subject to the repurchase program: $126 million of 9% senior notes due 2011; 53.8 million shares of common stock; and approximately 82,000 warrants to purchase approximately 10.0 million shares of common stock with an exercise price of $3.86 per share that expire in August 2006. As described above, we repurchased and retired 1.94 million shares of our common stock at a cost of $20.0 million during the second quarter of 2005 under this securities purchase program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2005, we had $4.0 million of receivables denominated in Japanese yen and $6.2 million denominated in Singapore dollars. We are subject to market risk to the extent that future fluctuations in foreign currency exchange rates impact these receivables.

     The fair market value of our outstanding 9% senior notes due 2011 was estimated at $138.1 million at June 30, 2005, based on market trading activity.

     We have an unfunded deferred compensation plan for executive officers and senior managers with a total liability balance of $5.2 million at June 30, 2005. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

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

On May 26, 2005, the United States Attorney’s Office for the District of Arizona commenced an investigation which we believe is focused on contracting matters related to certain U.S. government launch vehicle programs. We are cooperating fully with U.S. government authorities in connection with this investigation, and management strongly supports and is committed to the U.S. government’s procurement integrity processes. We cannot predict whether the government ultimately will conclude that there have been violations of any federal contracting laws, policies or procedures, or any other applicable laws. Should any such violations be alleged or found, we could face the possibility of criminal, civil and/or administrative penalties depending on the nature of such violations.

We are party to certain litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or proceedings will have a material adverse effect on our results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchase of common stock during the quarter ended June 30, 2005.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average Price	Announced	Yet Be Purchased
	Share	paid per	Plans or	Under the Plans or
Period	Purchased	share	Programs [1]	Programs [1]
April 1, 2005 to April 30, 2005	—	—	—	$50,000,000
May 1, 2005 to May 31, 2005	885,100	$10.29	885,100	$40,890,580
June 1, 2005 to June 30, 2005	1,056,300	$10.31	1,056,300	$30,000,639

TOTAL	1,941,400	$10.30	1,941,400	$30,000,639

(1)	On April 21, 2005, we announced the company’s plan, subject to certain conditions, to repurchase up to $50 million of outstanding debt and equity securities, including our common stock, up through April 2006. This plan replaced our 2004 securities repurchase plan which has expired.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the company was held on April 28, 2005.

(b) Election of four directors, each serving for a three-year term ending in 2008:

Daniel J. Fink
Votes:	For:	47,938,917
	Withheld:	1,219,374

Robert J. Hermann
Votes:	For:		47,975,631
	Withheld:		1,182,660

Janice I. Obuchowski
Votes:	For:		47,988,135
	Withheld	:	1,170,156

Frank L. Salizzoni
Votes:	For:		47,980,765
	Withheld:		1,177,526

Directors whose terms expire in 2006:

Robert M. Hanisee
James G. Roche
Harrison H. Schmitt
James R. Thompson
Scott L. Webster

Directors whose terms expire in 2007:

Edward F. Crawley
Lennard A. Fisk
Ronald T. Kadish
Garrett E. Pierce
David W. Thompson

(c)	The following is a brief description of the other matters voted on at the meeting and the number of votes cast for, against or abstaining from, the matter:

Adoption of the Orbital Sciences Corporation 2005 Stock Incentive Plan.

Votes:	For:	29,913,905
	Against:	3,014,019
	Abstain:	108,932

Ratification of PricewaterhouseCoopers LLP as independent auditors of the company for the fiscal year ending December 31, 2005.

Votes:	For:	48,692,972
	Against:	422,211
	Abstain:	43,107

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits — A complete listing of exhibits required is given in the Exhibit Index.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION
DATED: July 25, 2005	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: July 25, 2005	By:	/s/ Garrett E. Pierce
Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (transmitted herewith).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.3	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.4	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

4.5	Rights Agreement dated as of October 22, 1998 between Orbital Sciences

Exhibit No.	Description
Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.6	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

4.7	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003).

4.8	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on July 18, 2003).

10.1	Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, amended as of April 28, 2005 (transmitted herewith).

10.2	Orbital Sciences Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on May 2, 2005).

10.3	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on May 2, 2005).

10.4	Form of Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on May 2, 2005).

10.5	First Amendment to Executive Relocation Agreement between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group dated April 28, 2005 (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on May 2, 2005).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

Exhibit No.	Description
32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).