Form 10-Q
period 2005-09-30
ORBITAL SCIENCES CORP /DE/
filed 2005-10-25
CIK 820736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 21, 2005, 55,094,452 shares of the registrant’s Common Stock were outstanding.

PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146,443	$125,504
Restricted cash	5,306	8,315
Receivables, net	131,245	149,480
Inventories, net	17,092	13,565
Deferred income taxes, net	25,696	26,710
Other current assets	6,694	3,880

Total current assets	332,476	327,454

Property, plant and equipment, net	82,843	83,154
Goodwill	55,551	55,551
Deferred income taxes, net	174,759	185,940
Other non-current assets	9,450	11,671

Total Assets	$655,079	$663,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$76	$161
Accounts payable and accrued expenses	99,337	121,454
Deferred revenues	28,875	19,478

Total current liabilities	128,288	141,093

Long-term obligations, net of current portion	126,477	128,375
Other non-current liabilities	109	178
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 54,739,227 and 52,823,032 shares outstanding, respectively	547	528
Additional paid-in capital	603,695	618,232
Deferred compensation	—	(53)
Accumulated deficit	(204,037)	(224,583)

Total stockholders’ equity	400,205	394,124

Total Liabilities and Stockholders’ Equity	$655,079	$663,770

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except share data)

	For the Quarters Ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
Revenues	$159,324	$171,695
Costs of goods sold	129,211	142,458

Gross profit	30,113	29,237

Research and development expenses	1,077	1,457
Selling, general and administrative expenses	16,803	13,457

Income from operations	12,233	14,323

Interest expense	(2,961)	(2,847)
Other income, net	1,443	521
Debt extinguishment expense	—	(577)

Income before provision for income taxes	10,715	11,420
Provision for income taxes	(3,905)	(25)

Net income	$6,810	$11,395

Basic net income per share	$0.13	$0.23

Diluted net income per share	$0.11	$0.18

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except share data)

	For the Nine Months Ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
Revenues	$503,876	$500,751
Costs of goods sold	413,467	416,946

Gross profit	90,409	83,805

Research and development expenses	3,343	4,654
Selling, general and administrative expenses	47,910	38,653
Settlement expense	—	(2,538)

Income from operations	39,156	43,036

Interest expense	(8,588)	(8,645)
Other income, net	2,918	1,174
Debt extinguishment expense	—	(1,138)

Income before provision for income taxes	33,486	34,427
Provision for income taxes	(12,940)	(486)

Net income	$20,546	$33,941

Basic net income per share	$0.38	$0.69

Diluted net income per share	$0.33	$0.52

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$20,546	$33,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,536	10,966
Deferred income taxes	12,302	—
Amortization of debt issuance costs and debt discount	459	665
Stock-based compensation and other	(84)	(374)
Debt extinguishment expense	—	1,138
Changes in assets and liabilities and other	(389)	14,852

Net cash provided by operating activities	43,370	61,188

Cash Flows From Investing Activities:
Capital expenditures	(10,857)	(8,562)
Change in cash restricted for letters of credit, net	3,041	5,581

Net cash used in investing activities	(7,816)	(2,981)

Cash Flows From Financing Activities:
Payments on long-term obligations	(114)	(9,672)
Repurchase of common stock	(19,999)	(7,000)
Net proceeds from issuances of common stock	5,498	17,228

Net cash (used in) provided by financing activities	(14,615)	556

Net increase in cash and cash equivalents	20,939	58,763

Cash and cash equivalents, beginning of period	125,504	60,900

Cash and cash equivalents, end of period	$146,443	$119,663

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
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
     Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results expected in subsequent quarters or for the full year.
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
     Through September 30, 2005, the company applied the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” Under those provisions, the company has provided pro forma net income and earnings per share disclosures for its employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see below). The company has not recorded any compensation cost associated with stock options issued to date since all such options had an exercise price equal to the market value of the company’s common stock on the date of grant.
     The company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for the quarters and nine months ended September 30, 2005 and 2004 are summarized as follows:

	Quarters Ended September 30,
	2005	2004
Additional shares authorized for grant at September 30	2,997,839	421,836
Volatility	58%	65%
Risk-free interest rate	3.91%	2.88%
Weighted-average fair value per share at grant date	$4.97	$3.96
Expected dividend yield	—	—
Expected life of options (years)	3.5	2.5

	Nine Months Ended September 30,
	2005	2004
Additional shares authorized for grant at September 30	2,997,839	421,836
Volatility	58%	65%
Risk-free interest rate	3.57%	3.06%
Weighted-average fair value per share at grant date	$4.76	$4.94
Expected dividend yield	—	—
Expected life of options (years)	3.5	2.5 - 4.5

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Quarters Ended September 30,
	2005	2004
Net income, as reported	$6,810	$11,395
Stock-based employee compensation expense per fair-value-based method	(377)	(1,378)

Pro forma net income	$6,433	$10,017

Earnings per share:
Basic—as reported	$0.13	$0.23
Basic—pro forma	$0.12	$0.20

Diluted—as reported	$0.11	$0.18
Diluted—pro forma	$0.10	$0.15

	Nine Months Ended September 30,
	2005	2004
Net income, as reported	$20,546	$33,941
Stock-based employee compensation expense per fair-value-based method	(1,690)	(5,416)

Pro forma net income	$18,856	$28,525

Earnings per share:
Basic—as reported	$0.38	$0.69
Basic—pro forma	$0.34	$0.58

Diluted—as reported	$0.33	$0.52
Diluted—pro forma	$0.30	$0.44
     Pro forma net income reflects only options granted through September 30, 2005 and, therefore, may not be representative of the effects for future periods.
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
     Intersegment sales of $1.7 million and $2.1 million were recorded in the quarters ended September 30, 2005 and 2004, respectively. Intersegment sales of $5.5 million and $6.6 million were recorded in the nine months ended September 30, 2005 and 2004, respectively.

     The following table presents operating information for the quarters and nine months ended September 30, 2005 and 2004 and identifiable assets at September 30, 2005 and December 31, 2004 by reportable segment (in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004		2005	2004
Launch Vehicles:
Revenues	$79,798	$80,153		$247,636	$243,150
Operating income	8,598	8,065		26,306	22,188
Identifiable assets	107,080	123,882	(1)	107,080	123,882	(1)
Capital expenditures	692	1,132		4,258	2,725
Depreciation and amortization	1,303	1,300		4,031	3,930
Satellites and Related Space Systems:
Revenues	$74,755	$86,551		$242,034	$241,755
Operating income	3,071	5,956		11,411	17,390
Identifiable assets	138,937	130,047	(1)	138,937	130,047	(1)
Capital expenditures	1,901	1,961		5,410	4,623
Depreciation and amortization	1,211	1,327		3,618	3,895
Transportation Management Systems:
Revenues	$6,462	$7,096		$19,717	$22,411
Operating income	564	302		1,439	920
Identifiable assets	19,946	23,124	(1)	19,946	23,124	(1)
Capital expenditures	113	12		300	160
Depreciation and amortization	136	177		459	560
Corporate and Other:
Revenues	$(1,691)	$(2,105)		$(5,511)	$(6,565)
Operating income	—	—		—	2,538
Identifiable assets	389,116	386,717	(1)	389,116	386,717	(1)
Capital expenditures	63	305		889	1,054
Depreciation and amortization	742	858		2,428	2,581
Consolidated:
Revenues	$159,324	$171,695		$503,876	$500,751
Operating income	12,233	14,323		39,156	43,036
Identifiable assets	655,079	663,770	(1)	655,079	663,770	(1)
Capital expenditures	2,769	3,410		10,857	8,562
Depreciation and amortization	3,392	3,662		10,536	10,966

(1) As of December 31, 2004
(5) Receivables
     Receivables consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Billed	$42,333	$54,800
Unbilled	89,111	94,857
Allowance for doubtful accounts	(199)	(177)

Total	$131,245	$149,480

(6) Inventories
     Inventories consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Inventories	$17,549	$16,554
Allowance for inventory obsolescence	(457)	(2,989)

Total	$17,092	$13,565

     Substantially all of the company’s inventory consisted of component parts and raw materials.
(7) Warranties
     The company has warranty obligations in connection with certain transportation management systems contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. Activity for the warranty liability consisted of the following (in thousands):

	Quarters Ended September 30,
	2005	2004
Balance at beginning of period	$2,960	$4,340
Accruals during the period	122	318
Reductions during the period	(389)	(1,118)

Balance at end of period	$2,693	$3,540

	Nine Months Ended September 30,
	2005	2004
Balance at beginning of period	$3,145	$5,020
Accruals during the period	1,392	656
Reductions during the period	(1,844)	(2,136)

Balance at end of period	$2,693	$3,540

(8) Earnings Per Share
     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarters Ended September 30,
	2005	2004
Weighted average of outstanding shares for basic EPS	53,843	50,358
Dilutive effect of outstanding stock options and warrants	8,020	14,400

Shares for diluted EPS	61,863	64,758

	Nine Months Ended September 30,
	2005	2004
Weighted average of outstanding shares for basic EPS	54,684	49,060
Dilutive effect of outstanding stock options and warrants	7,730	16,203

Shares for diluted EPS	62,414	65,263

(9) Comprehensive Income
     Comprehensive income in the quarterly and nine-month periods ended September 30, 2005 and 2004 was equal to net income. Accumulated other comprehensive income as of September 30, 2005 and December 31, 2004 was $0.
(10) Debt
     The company’s long-term obligations, excluding capital leases, at September 30, 2005 and December 31, 2004 were $126.4 million and $128.3 million, respectively, consisting of the company’s 9% senior notes due July 2011, with interest due semi-annually. As of December 31, 2004, the carrying value of the company’s 9% senior notes included a $1.8 million adjustment associated with an interest rate swap arrangement that was terminated in the second quarter of 2005. The fair value of the company’s senior notes at September 30, 2005 and December 31, 2004 was estimated at $137.2 million and $142.5 million, respectively, based on market trading activity.
     The company has a $50.0 million revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger. The company has the option to increase the amount of the Revolver up to $25 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Revolver bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by the company’s intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of September 30, 2005, there were no borrowings under the Revolver, although $22.5 million of letters of credit were issued under the Revolver. Accordingly, as of September 30, 2005, $27.5 million of the Revolver was available for borrowing.
     Orbital’s 9% senior notes due 2011 and the Revolver contain covenants limiting the company’s ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of September 30, 2005, the company was in compliance with all of these covenants.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2005 and 2004,” “Segment Results,” “Backlog,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2004, may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.
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
Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2005 and 2004
     Revenues — Our consolidated revenues were $159.3 million in the third quarter of 2005, down from $171.7 million in the same quarter of 2004. This decrease was primarily driven by an $11.8 million decrease in the satellites and related space systems segment related to lower revenues from the science, technology and defense satellite product line, partially offset by higher communication satellites product line revenues. Launch vehicles segment revenues decreased slightly in the third quarter of 2005 compared to the third quarter of 2004 due to revenue decreases in the space launch vehicles and target launch vehicles product lines, offset partially by revenue growth in the interceptor launch vehicles product line. Transportation management systems segment revenues decreased marginally in the 2005 quarter largely due to certain contracts nearing or reaching completion in 2005.
     We reported $503.9 million in revenues during the first nine months of 2005, up from $500.8 million during the same period in 2004, primarily due to a $4.5 million revenue increase in our launch vehicles segment and a $0.3 million increase in our satellites and related space systems segments, partially offset by a $2.7 million revenue decrease in our transportation management systems segment. The launch vehicles segment growth was driven by higher revenues in the interceptor launch vehicles and target launch vehicles product lines, partially offset by lower space launch vehicles product line revenues. The satellites and related space systems segment growth was driven by higher revenues from science, technology and defense satellite contracts, offset partially by lower revenues in our communications satellites product line. Transportation management systems segment revenues decreased for the first nine months of 2005 primarily due to the same factors driving the third quarter results.

     Gross Profit — Our consolidated gross profit was $30.1 million and $29.2 million in the third quarters of 2005 and 2004, respectively. The gross profit improvement is due to a $1.9 million, or 13%, increase in gross profit in our launch vehicles segment and a $0.4 million, or 32%, increase in gross profit in our transportation management systems segment, partially offset by a $1.4 million, or 11%, decrease in gross profit in our satellites and related space systems segment. The increase in gross profit in our launch vehicles segment was primarily due to a higher level of program activity as well as an improved profit margin rate in 2005 in the interceptor launch vehicles product line. The decrease in gross profit in our satellites and related space systems segment was largely due to a lower profit margin in the communications satellite product line caused by cost growth resulting from technical issues and launch delays.
     Consolidated gross profit for the first nine months of 2005 increased to $90.4 million from $83.8 million in the same period of 2004. The gross profit improvement is due to a $7.5 million, or 18%, increase in gross profit in our launch vehicles segment and a $0.9 million, or 23%, increase in gross profit in our transportation management systems segment, partially offset by a $1.8 million, or 5%, decrease in gross profit in our satellites and related space systems segment. The increase in gross profit in our launch vehicles segment was largely due to a higher profit margin from the interceptor launch vehicles product line and unfavorable profit adjustments on a Taurus rocket contract recorded in the first half of 2004 that did not recur in 2005, partially offset by cost growth on certain contracts in 2005. The decrease in gross profit in our satellites and related space systems segment was largely due to lower gross profit in the communications satellite product line, partially offset by $2.7 million of revenue and profit recorded in the second quarter of 2005 related to satellite acceptance and incentive fees received from a customer and former affiliate.
     Research and Development Expenses — Research and development expenses were $1.1 million and $1.5 million in the third quarters of 2005 and 2004, respectively, and $3.3 million and $4.7 million for the nine months ended September 30, 2005 and 2004, respectively. These expenses related to the development of improved launch vehicles and satellites.
     Selling, General and Administrative Expenses — Selling, general and administrative expenses were $16.8 million and $13.5 million in the third quarters of 2005 and 2004, respectively, and $47.9 million and $38.7 million for the nine months ended September 30, 2005 and 2004, respectively. Nearly half of these increases were driven by increases in bid and proposal costs. Increased personnel-related costs and higher legal and professional fees were also contributing factors.
     Settlement Expense — In the first quarter of 2004, we recorded a $2.5 million gain as a credit to settlement expense on the sale of senior subordinated notes which we had received from a former affiliate.

     Interest Expense — Interest expense was $3.0 million and $2.8 million for the third quarters of 2005 and 2004, respectively, and $8.6 million for the nine months ended September 30, 2005 and 2004.
     Debt Extinguishment Expense – During the quarter and nine months ended September 30, 2004, we recorded $0.6 million and $1.1 million, respectively, in debt extinguishment expense associated with repurchases of a portion of our 9% senior notes, as further described in “Liquidity and Capital Resources.” These debt extinguishment expenses consisted primarily of prepayment premiums.
     Other Income, Net — Other income, net, was $1.4 million and $0.5 million for the third quarters of 2005 and 2004, respectively, and $2.9 million and $1.2 million for the nine months ended September 30, 2005 and 2004. Other income, net, increased primarily due to higher interest income as a result of higher interest rates and higher short-term invested cash balances.
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
     We recorded $3.9 million and $12.9 million of income tax expense in the third quarter and first nine months of 2005, respectively, reflecting an annualized effective income tax rate of 38.6%. The third quarter 2005 effective income tax rate was lower than in each of the first two quarters of 2005 largely due to the favorable impact of changes in our estimated state income taxes.
     In the third quarter and first nine months of 2004, we recorded $25,000 and $0.5 million of income tax expense, respectively, primarily related to AMT.
     Net Income — Our consolidated net income was $6.8 million and $11.4 million in the third quarters of 2005 and 2004, respectively, and $20.5 million and $33.9 million in the nine months ended September 30, 2005 and 2004, respectively.
Segment Results
     Our products and services are grouped into three reportable segments: (i) launch vehicles, (ii) satellites and related space systems and (iii) transportation management systems. All of our other activities, as well as consolidating eliminations and adjustments, are reported in corporate and other.

     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Launch Vehicles	$79,798	$80,153	$247,636	$243,150
Satellites and Related Space Systems	74,755	86,551	242,034	241,755
Transportation Management Systems	6,462	7,096	19,717	22,411
Corporate and Other	(1,691)	(2,105)	(5,511)	(6,565)

Total	$159,324	$171,695	$503,876	$500,751

Income from Operations:
Launch Vehicles	$8,598	$8,065	$26,306	$22,188
Satellites and Related Space Systems	3,071	5,956	11,411	17,390
Transportation Management Systems	564	302	1,439	920
Corporate and Other	—	—	—	2,538

Total	$12,233	$14,323	$39,156	$43,036

Third Quarter 2005 Compared With Third Quarter 2004
     Launch Vehicles — Launch vehicles segment revenues decreased marginally primarily due to lower revenues from our space launch vehicles and target launch vehicles product lines, largely offset by higher revenues from our interceptor launch vehicles product line. Revenues decreased $4.3 million in our space launch vehicles product line primarily due to lower levels of activity on Taurus and Minotaur programs, partially offset by increased activity on Pegasus programs. Revenues decreased $2.9 million in our target launch vehicles product line largely due to lower levels of activity on certain U.S. military target programs. In our interceptor launch vehicles product line, we are developing and manufacturing interceptor boosters designed to defend against ballistic missile attacks, including the midcourse-phase Orbital Boost Vehicle (OBV) and the boost-phase Kinetic Energy Interceptors (KEI) programs directed by the U.S. Missile Defense Agency. Revenues from this product line grew $6.7 million quarter-over-quarter, primarily due to increased KEI program activity. The interceptor launch vehicles product line accounted for 59% and 50% of total launch vehicles segment revenues in the third quarters of 2005 and 2004, respectively.
     Operating income in the launch vehicles segment increased $0.5 million primarily due to improved operating results in the interceptor launch vehicles product line, partially offset by lower operating income in the space launch vehicles and target vehicles product lines. Operating income from our interceptor launch vehicles product line was the largest contributor to this segment’s operating income, reporting $5.6 million of operating profit in the third quarter of 2005 and $3.5 million in the third quarter of 2004, or 65% and 44%, respectively, of total operating income in this segment. Operating income decreased in the space launch vehicles product line primarily due to lower levels of activity on Taurus and Minotaur programs partially offset by increased activity on Pegasus programs. Target launch vehicles operating income decreased largely due to lower levels of activity on certain U.S. military target programs. Segment operating margin (operating income as a percentage of revenues) increased to 10.8% in the third quarter of 2005, compared to 10.1% in the third quarter of 2004, due primarily to a margin improvement in interceptor launch vehicles.

     Satellites and Related Space Systems — Satellites and related space systems segment revenues decreased $11.8 million primarily due to a $13.4 million reduction in revenues in the science, technology and defense satellites product line as a result of a decline in activity on certain government contracts that are reaching the latter stages of production and are expected to be substantially complete by year-end. This decrease was offset partially by a $3.7 million increase in revenues in the communications satellites product line largely due to work on a recent commercial communications satellite contract begun in 2005, partially offset by a decline in revenues on two communications satellite contracts nearing completion. Revenues from technical services also declined by $2.1 million largely due to lower levels of program activity.
     Operating income in the satellites and related space systems segment decreased $2.9 million due to lower operating results from the communications satellites product line, primarily caused by cost growth resulting from technical problems and launch delays on certain contracts. Operating income from the science, technology and defense satellites product line also declined marginally, largely due to decreased activity levels on certain contracts, offset partially by a positive adjustment on a contract that experienced a more favorable profit outcome than previously expected. Segment operating margin declined to 4.1% in the third quarter of 2005, compared to 6.9% in the third quarter of 2004, largely due to the communications satellite cost growth noted above.
     Transportation Management Systems — Transportation management systems segment revenues decreased slightly due to completion or near-completion of certain contracts, partially offset by revenues from several recently awarded contracts. Operating income increased slightly quarter-over-quarter.
     Corporate and Other — Corporate and other revenues are comprised solely of the elimination of intercompany revenues.
Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004
     Launch Vehicles — Launch vehicles segment revenues increased $4.5 million primarily due to higher revenues from our interceptor launch vehicles and our target launch vehicles product lines, partially offset by a decrease in revenues from our space launch vehicles product line. Revenues from the interceptor launch vehicles product line grew $12.3 million, largely due to increased KEI program activity offset partially by lower OBV program activity. The interceptor launch vehicles product line accounted for 58% and 54% of total launch vehicles segment revenues in the nine months ended September 30, 2005 and 2004, respectively. Revenues in our target launch vehicles product line increased $5.6 million in the nine months ended September 30, 2005 as compared to 2004 due primarily to a higher level of year-to-date activity on target vehicles in 2005. Revenues decreased $13.4 million in our space launch vehicles product line due primarily to lower levels of activity on Taurus and Minotaur programs, partially offset by increased activity on Pegasus programs.

     Operating income in the launch vehicles segment increased $4.1 million primarily attributable to improved operating results in the interceptor launch vehicles product line and unfavorable profit adjustments on a Taurus space launch vehicle contract recorded in the first half of 2004 that did not recur in 2005, partially offset by cost growth on certain space launch vehicles and target vehicles contracts in 2005. Operating income from our interceptor launch vehicles product line was the largest contributor to this segment’s operating income, reporting $18.9 million operating profit year-to-date in 2005 and $15.3 million in the same period of 2004. While space launch vehicles revenues were lower, operating profit improved in this product line due to the above-mentioned Taurus adjustments that had depressed 2004 results. Although target launch vehicles revenues were higher, operating results declined in this product line primarily due to cost growth impacting several contracts. Segment operating margin was 10.6% in the nine months ended September 30, 2005, compared to 9.1% in the same period of 2004. The increase in operating margin was primarily the result of improved interceptor launch vehicles margins and the impact of the 2004 Taurus contract profit adjustments discussed above.
     Satellites and Related Space Systems — Satellites and related space systems segment revenues increased marginally primarily as a result of higher revenues from science, technology and defense satellite contracts, offset partially by lower revenues in our communications satellites product line. Revenues increased $8.8 million in our science, technology and defense satellites product line primarily due to increased revenues from defense-related contracts awarded in 2004 and late 2003 and in part due to $2.7 million of revenue related to satellite acceptance and incentive fees received from a customer and former affiliate. Revenues decreased $7.5 million in our communications satellites product line primarily due to lower activity on certain contracts, offset partially by revenue on a recent contract begun in 2005 discussed previously. Our technical services revenues decreased $1.0 million year-to-date as compared to the same period in 2004.
     Operating income in the satellites and related space systems segment decreased $6.0 million due to lower operating results in the communications satellites product line, partially offset by higher income in our other product lines. The decline in communications satellites operating results was primarily due to lower contract activity and to cost growth on certain contracts in 2005, partially offset by operating income from a contract begun in 2005 mentioned previously. The increase in our other product lines was primarily due to $2.7 million of operating profit from the satellite acceptance and incentive fees discussed above and higher technical services income offset partially by lower income on certain defense-related contracts driven by lower activity levels. Segment operating margin was 4.7% in the first nine months of 2005, compared to 7.2% in the same period of 2004. The decrease in operating margin was largely due to the communications satellite cost growth noted above.
     Transportation Management Systems — Transportation management systems segment revenues decreased $2.7 million largely due to completion or near-completion of certain contracts, partially offset by revenues from several recently awarded contracts. Operating income increased marginally, consistent with third quarter results.

     Corporate and Other — Corporate and other revenues are comprised solely of the elimination of intercompany revenues.
     Corporate and other operating income in the first nine months of 2004 is comprised solely of the gain on the sale of notes received from a former affiliate discussed above under “settlement expense.”
Backlog
     Our firm backlog was $1.20 billion at September 30, 2005 and $1.17 billion at December 31, 2004. We expect that approximately $190 million of the September 30, 2005 firm backlog will be recognized as revenue during the remainder of 2005. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion recorded in revenues, and including government contract orders not yet funded and our estimate of potential award fees.
     Total backlog was $2.96 billion at September 30, 2005 and $2.31 billion at December 31, 2004. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.
Liquidity and Capital Resources
     Cash Flows from Operating Activities — Cash flow from operations in the first nine months of 2005 decreased $17.8 million to $43.4 million, as compared to $61.2 million in the same period of 2004. The decrease in cash flows from operating activities is primarily due to cash flows resulting from changes in working capital and other assets and liabilities. The first nine months of 2004 included the favorable impact of a $14.9 million net reduction in assets and liabilities driven by an increase in accounts payable and accrued expenses. The first nine months of 2005 included a $0.4 million unfavorable impact of a net increase in assets and liabilities.
     Cash Flows from Investing Activities — We used $10.9 million and $8.6 million in the first nine months of 2005 and 2004, respectively, for capital expenditures. In the first nine months of 2005 and 2004, we reduced cash restricted for letters of credit by $3.0 million and $5.6 million, respectively.
     Cash Flows from Financing Activities — During the first nine months of 2005, we repurchased and retired 1.94 million shares of our common stock at a cost of $20.0 million. During the first nine months of 2004, we repurchased and retired 595,000 shares of our common stock at a cost of $7.0 million.
     During the first nine months of 2005 and 2004, we received $5.5 million and $17.2 million, respectively, from issuances of common stock in connection with stock option and warrant exercises. The 2004 activity included $11.5 million received from the exercise of 2.4 million common stock warrants, with an exercise price of $4.82.
     During the first nine months of 2004, we repurchased and cancelled $8.6 million of our 9%

senior notes at a cost of $9.6 million.
     Our long-term obligations, excluding capital leases, at September 30, 2005 and December 31, 2004 were $126.4 million and $128.3 million, respectively, consisting of our 9% senior notes due July 2011, with interest due semi-annually. As of December 31, 2004, the carrying value of our 9% senior notes included a $1.8 million adjustment associated with an interest rate swap arrangement that was terminated in the second quarter of 2005. The fair value of our senior notes at September 30, 2005 and December 31, 2004 was estimated at $137.2 million and $142.5 million, respectively, based on market trading activity.
     We have a $50.0 million revolving credit facility (the “Revolver”) with Bank of America serving as the lead arranger. We have the option to increase the amount of the Revolver up to $25 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Revolver bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by our intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of September 30, 2005, there were no borrowings under the Revolver, although $22.5 million of letters of credit were issued under the Revolver. Accordingly, as of September 30, 2005, $27.5 million of the Revolver was available for borrowing.
     Our 9% senior notes due 2011 and the Revolver contain covenants limiting our ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of September 30, 2005, we were in compliance with all of these covenants.
     Available Cash and Future Funding — At September 30, 2005, we had $146.4 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future.
     In April 2005, our Board of Directors authorized the purchase of up to $50 million of our outstanding securities over a 12-month period. We may repurchase our 9% senior notes due 2011, common stock or common stock warrants that expire in 2006, or a combination thereof. Shares of common stock may be purchased from time to time in the open market, by block purchase or in negotiated transactions. The warrants and notes may be purchased in negotiated transactions. The timing, amount and type of securities to be repurchased will be determined based on our loan covenants, market conditions and other factors. The following outstanding securities are subject to the repurchase program: $126 million of 9% senior notes due 2011; 54.7 million shares of common stock; and approximately 76,000 warrants to purchase approximately 9.3 million shares of common stock with an exercise price of $3.86 per share that expire in August 2006. As described above, we repurchased and retired 1.94 million shares of our common stock at a cost of $20.0 million during the first nine months of 2005 under this securities purchase program.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2005, we had $3.6 million of receivables denominated in Japanese yen and $5.5 million denominated in Singapore dollars. We are subject to market risk to the extent that future fluctuations in foreign currency exchange rates impact these receivables.
     The fair market value of our outstanding 9% senior notes due 2011 was estimated at $137.2 million at September 30, 2005, based on market trading activity.
     We have an unfunded deferred compensation plan for executive officers and senior managers with a total liability balance of $5.2 million at September 30, 2005. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants.
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
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
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

ORBITAL SCIENCES CORPORATION

DATED: October 25, 2005	By:	/s/ David W. Thompson

David W. Thompson
Chairman and Chief Executive Officer

DATED: October 25, 2005	By:	/s/ Garrett E. Pierce

Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.3	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.4	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit No.	Description

4.5	Rights Agreement dated as of October 22, 1998 between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.6	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

4.7	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003).

4.8	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on July 18, 2003).

10.1	Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, amended as of April 28, 2005 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.2	Orbital Sciences Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on May 2, 2005).

10.3	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on May 2, 2005).

10.4	Form of Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on May 2, 2005).

10.5	First Amendment to Executive Relocation Agreement between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group dated April 28, 2005 (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on May 2, 2005).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).