Form 10-K
period 2005-12-31
ORBITAL SCIENCES CORP /DE/
filed 2006-03-03
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
For Annual and Transition Reports
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2005 was approximately $526,145,000. The registrant has no non-voting common equity.
     As of February 28, 2006, 55,099,555 shares of the registrant’s Common Stock were outstanding.
     Portions of the registrant’s definitive proxy statement to be filed on or about March 21, 2006 are incorporated by reference in Part III of this report.

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital is a trademark of Orbital Sciences Corporation.

PART I
Item 1.     Business
General
   We develop and manufacture small rockets and space systems for commercial, military and civil government customers, including the U.S. Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”) and other U.S. government agencies.
   Our primary products and services include the following:

•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into low-Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Related Space Systems. Satellites and interplanetary spacecraft for communications, remote sensing, scientific and military missions, and space-related technical services.

•	Transportation Management Systems. Software-based systems that combine satellite navigation and wireless communications to enable municipal transit and other fleet operators to manage and dispatch vehicles.
   Our general strategy is to develop and expand a core integrated business of space and launch systems technologies and products, focusing on the design and manufacturing of affordable lightweight rockets, small satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors. It is also part of our strategy to seek customer contracts that will fund the development of enhancements to our existing launch vehicle and space systems product lines. As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small rockets and space systems, we believe we are well positioned to capitalize on the demand for small space-technology systems in missile defense, space-based military and intelligence operations, and commercial satellite communications programs, and to take advantage of continuing government-sponsored initiatives for space-based scientific research and lunar and planetary exploration initiatives.
   Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of two entities established in 1982 and 1983.
   Our executive offices are located at 21839 Atlantic Boulevard, Dulles, Virginia 20166 and our telephone number is (703) 406-5000.
Available Information
   We maintain an Internet website at www.orbital.com. In addition to news and other information about our company, we make available on or through the Investor Information section of our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the U.S. Securities and Exchange Commission.
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
Description of Orbital’s Products and Services
   Our products and services are grouped into three reportable segments that are described more fully below: launch vehicles, satellites and related space systems, and transportation management systems. Our business is not seasonal. Customers or U.S. government agencies or prime contractors that accounted for 10% or more of our consolidated revenues in 2005 were The Boeing Company (“Boeing”), DoD and NASA.
   Launch Vehicles. Our launch vehicles segment is involved in developing and producing interceptor launch vehicles, target launch vehicles and space launch vehicles.
   Interceptor Launch Vehicles. We develop and produce rockets that are used as interceptor and target vehicles for missile defense systems, including interceptor boosters that carry “kill vehicles” designed to defend against ballistic missile attacks. Pursuant to a contract with Boeing, we are the primary supplier of operational and test interceptor boosters for the U.S. Missile Defense Agency’s (“MDA”) Ground-based Midcourse Defense (“GMD”) program, for which our interceptor boost vehicle, a modified version of our Pegasus rocket, is being used as a major operational element in the U.S. national missile defense system. We are also developing a boost vehicle for MDA’s Kinetic Energy Interceptor (“KEI”) program. During 2005, we conducted one successful GMD interceptor flight test and delivered four GMD boost vehicles.
   Target Launch Vehicles. We design and produce suborbital launch vehicles that place payloads into a variety of high-altitude trajectories, but unlike space launch vehicles, do not place payloads into orbit around the Earth. Our target launch vehicles include suborbital rockets and their principal subsystems, as well as payloads carried by such vehicles.
   Various branches and agencies of the U.S. military, including MDA, use our suborbital launch vehicles as targets for defense-related applications such as ballistic missile interceptor testing and related experiments. These rockets are programmed to simulate incoming enemy missiles, offering an affordable and reliable means to test advanced missile defense systems. Our family of targets extends from long-range ballistic target launch vehicles, which include targets for testing the MDA’s GMD system, to medium-and short-range target vehicles designed to simulate threats to U.S. and allied military forces deployed in overseas theaters. We have also developed a short-range supersonic sea-skimming target that flies just above the ocean’s surface and is currently being used by the U.S. Navy.
   Since 1982, we have performed a total of 132 target launch missions, including eight successful missions in 2005.
   Space Launch Vehicles. We develop and produce small-class launch vehicles that place satellites weighing up to 4,000 lbs. into low-Earth orbit, including the Pegasus, Taurus and Minotaur space launch vehicles that are used by commercial, civil government and military customers. Our Pegasus launch vehicle is launched from the company’s L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads to orbit. The ground-launched Minotaur launch vehicle family combines Minuteman II and Peacekeeper ballistic missile rocket motors with our Pegasus and Taurus technology. Since 1990, the Pegasus, Taurus and Minotaur rockets have performed a total of 49 launches. Pursuant to a contract with the U.S. Air Force, we are developing a new class of Minotaur rockets that can carry heavier payloads than the Taurus. In 2005, we carried out two successful Minotaur missions and one successful Pegasus mission. We did not conduct any Taurus missions in 2005.
   Our launch vehicle technology has also been the basis for several other advanced space and suborbital programs, including supporting efforts to develop technologies that could be applied to reusable launch vehicles, space maneuvering vehicles, hypersonic aircraft and missiles, and missile defense systems. In 2005, we launched a demonstration vehicle developed for NASA that helped to validate technology that will allow in-orbit spacecraft to rendezvous with other spacecraft without human intervention.
   Customers or U.S. government agencies or prime contractors that accounted for 10% or more of our launch vehicles segment revenues in 2005 were Boeing, DoD and NASA.
   Satellites and Related Space Systems. Our satellites and related space systems segment is involved in developing and producing geosynchronous Earth orbit (“GEO”) satellites, low-Earth orbit (“LEO”) satellites and planetary (or “deep space”) spacecraft for communications, remote sensing, scientific, military and technology demonstration missions.
   These product lines are:

•	Communications Satellites. Small GEO satellites that provide cable and direct-to-home television distribution, business data network connectivity, regional mobile telephony and other space-based communications services.

•	Science, Technology and Defense Satellites. Small- and medium-class spacecraft that are used to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to demonstrate new space technologies, to collect imagery and other remotely-sensed data about the Earth and to enable national security applications.

•	Space Technical Services. Advanced space systems, including satellite command and data handling, attitude control and structural subsystems and a broad range of space-related technical services.
   Since 1982, we have built and delivered 94 satellites for various commercial and governmental customers for a wide range of communications, broadcasting, remote imaging, scientific and national security applications. In 2005, we had 23 spacecraft in various stages of design, production and/or delivery, including 12 LEO satellites, 10 GEO satellites and one planetary spacecraft. We also develop and build human space-related systems such as cargo transportation containers for the International Space Station and Space Shuttle equipment for the Hubble Space Telescope servicing missions.
   Customers or U.S. government agencies or prime contractors that accounted for 10% or more of our satellites and related space systems segment revenues in 2005 were DoD, NASA, Optus Networks Pty. Limited and PanAmSat Corporation.
   Transportation Management Systems. Our transportation management systems division develops and produces fleet management systems that are used primarily by metropolitan mass transit operators in the United States. We combine global positioning satellite vehicle tracking technology with terrestrial wireless communications to help transit agencies manage public bus fleets and public works systems. Major customers for our transportation management systems include the metropolitan mass transit authorities in Los Angeles, Philadelphia, Baltimore, Denver, Phoenix, San Diego, and a number of other state and municipal transit systems and private vehicle fleet operators. In addition, we have a contract to provide a system to a mass transit service in Singapore.
Competition
   We believe that competition for sales of our products and services is based on performance, other technical features, reliability, price, delivery schedule and customization, and we believe that we compete favorably on the basis of these factors. The table below identifies our primary competitors for each major product line.

Product Line	Competitors

Interceptor launch vehicles	Lockheed Martin Corporation Raytheon Company

Target launch vehicles	Lockheed Martin Corporation L-3 Communications, Inc. Space Vector Corporation, a wholly owned subsidiary of Pemco Aviation Group

Space launch vehicles	Russian and other international launch
  vehicles could represent competition for
  commercial, as opposed to U.S.
  government, launches
Space Exploration Technologies Corp. (a
  potential U.S.-based competitor whose
  launch vehicle is still in the development
phase)

Communications satellites	Lockheed Martin Corporation Alcatel Alenia Space EADS Astrium Antrix, the commercial arm of India’s Space Research Organization

Science, technology and defense satellites	Ball Aerospace and Technology Corporation Lockheed Martin Corporation General Dynamics Corporation The Boeing Company Northrop Grumman Corporation

Space technical services	Jackson and Tull Inc. Northrop Grumman Corporation Lockheed Martin Corporation Swales Aerospace, Inc.

Transportation management systems	Siemens Corporation
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

Research and Development
   We invest in product-related research and development to conceive and develop new products and to enhance existing products. Our research and development expenses totaled approximately $6.3 million, $6.3 million and $7.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, a large portion of our total new product development and enhancement programs is funded under customer contracts.
Patents
   We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage, particularly with respect to our launch vehicle and satellite products. We hold U.S. and foreign patents relating to the Pegasus vehicle, certain of our satellites and other systems and products. The majority of our U.S. patents relating to the Pegasus vehicle expire between 2007 and 2016, and most of our U.S. patents relating to our satellites expire beginning in 2013. We believe our ability to conduct operations would not be materially affected with the loss of any particular intellectual property right.
Components, Raw Materials and Carrier Aircraft
   We purchase a significant percentage of our product components, structural assemblies and certain key satellite components and instruments from third parties. We also occasionally obtain from the U.S. government parts and equipment that are used in the production of our products or in the provision of our services. Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available, although increased costs and possible delays could be incurred in securing alternative sources of supply. We rely upon sole source suppliers for rocket motors used on all our launch vehicles. While alternative sources would be available, the inability of such suppliers to provide us with motors could result in significant delays, expenses and loss of revenues. Our ability to launch our Pegasus vehicle depends on the availability of an aircraft with the capability of carrying and launching such space launch vehicle. We own a modified Lockheed L-1011 carrier aircraft that is used to launch the Pegasus vehicle. In the event that our L-1011 carrier aircraft were to be unavailable, we would experience significant delays, expenses and loss of revenues as a result of having to acquire and modify a new carrier aircraft or transition customers to other launch vehicles.
U.S. Government Contracts
   During 2005, 2004 and 2003, approximately 77%, 80% and 67%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with other U.S. government prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis.
   Our major contracts with the U.S. government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts. Approximately 89% and 11% of revenues from U.S. government contracts in 2005 were derived from cost-reimbursable contracts and fixed-price contracts, respectively. Under a cost-reimbursable contract, we recover our actual allowable costs incurred, allocable overhead costs and a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the customer’s evaluation of our performance in terms of the criteria stated in the contract. Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss if costs increase, although some of this risk may be passed on to subcontractors. Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.
   We derive a significant portion of our revenues from U.S. government contracts, which are dependent on continued political support and funding. All our U.S. government contracts and, in general, our subcontracts with other U.S. government prime contractors provide that such contracts may be terminated for convenience at any time by the U.S. government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production. In the event of a termination for convenience, contractors generally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. For a more detailed description of risks relating to the U.S. government contract industry, see “Item 1A – Risk Factors.”
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
Contract Backlog
   Our firm backlog was approximately $1.26 billion at December 31, 2005 and approximately $1.17 billion at December 31, 2004. We expect to convert approximately $600 million of the 2005 year-end firm backlog into revenues during 2006.
   Our firm backlog as of December 31, 2005 included approximately $880 million of contracts with the U.S. government and its agencies or from subcontracts with prime contractors of the U.S. government. Most of our government contracts are funded incrementally on a year-to-year basis. Firm backlog from government contracts at December 31, 2005 included total funded orders of about $150 million and orders not yet funded of about $730 million. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the

U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our business.
   Total backlog was approximately $2.90 billion at December 31, 2005. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.
Employees
   As of February 1, 2006, Orbital had approximately 2,600 permanent employees. None of our employees is subject to collective bargaining agreements. We believe our employee relations are good.
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
Item 1A. Risk Factors
   Investors should carefully consider, among other factors, the risks listed below.
We derive a significant portion of our revenues from U.S. government contracts, which are dependent on continued political support and funding and are subject to termination by the U.S. government at any time.
   During 2005, approximately 77% of our total annual revenues, and at December 31, 2005, approximately 70% of our firm backlog was derived from U.S. government contracts. Most of our U.S. government contracts are funded incrementally on a year-to-year basis and are subject to uncertain future funding levels. Furthermore, our direct and indirect contracts with the U.S. government may be terminated or suspended by the U.S. government or its prime contractors at any time, with or without cause. There can be no assurance that government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges or other adverse effects on our financial condition. A decline in U.S. government support and funding for key missile defense and space programs could materially adversely affect our financial condition and results of operations.
   We are also subject to laws and regulations regulating the formation, administration and performance of, and accounting for, U.S. government contracts. Failure to comply with applicable laws could result in contract termination, price or fee reductions, civil or criminal penalties, injunctions or other sanctions and/or administrative sanctions such as suspension or debarment from contracting with the U.S. government. In the second quarter of 2005, the U.S. government commenced an investigation which we believe is focused on contracting matters related to certain U.S. government launch vehicle programs. Should any violations be alleged or found, we could face the possibility of criminal or civil penalties and/or administrative sanctions such as suspension or debarment from contracting with the U.S. government, depending on the nature of such violations. In any event, responding to this investigation involves significant expense and management attention.
Our U.S. government contracts are subject to audits that could result in a material adverse effect on our financial condition and results of operations if a material adjustment were required.
   The accuracy and appropriateness of costs charged to U.S. government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency or other government agencies. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve fines, injunctions or other sanctions.
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
We may not receive full payment for our satellites or launch services and we could incur penalties in the event of failure, malfunction or if our satellites are not delivered or our rockets are not launched on schedule.
   Some of our satellite contracts provide for performance-based payments to be made to us after the satellite is in-orbit over periods that may be as long as 15 years. Additionally, some satellite contracts require us to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. Certain launch contracts have payments contingent upon a successful launch. While our practice is generally to procure insurance policies that would indemnify us for satellite incentive fees that are not earned and for performance refund obligations, insurance may not continue to be available on economical terms, if at all. Further, we may elect not to procure insurance. In addition, some of our satellite and launch contracts require us to pay penalties in the event that satellites are not delivered, or the launch does not occur, on a timely basis, or to refund all cash receipts if a contract is terminated for default prior to launch. Our failure to receive incentive payments, or a requirement that we refund amounts previously received or that we pay delay penalties, could adversely affect our results of operations, profitability and liquidity.

The majority of our contracts are long-term contracts, and our revenue and profit recognition under such contracts may be adversely affected to the extent that actual costs exceed estimates or that there are delays in completing such contracts.
   The majority of our contracts are long-term contracts. We generally recognize revenues on long-term contracts using the percentage-of-completion method of accounting, whereby revenue and profit is recognized based on actual costs incurred in relation to total estimated costs to complete the contract. Revenue and profit from a particular contract may be adversely affected to the extent that estimated costs to complete increase, incentive or award fee estimates are reduced, delivery schedules are delayed or progress under a contract is otherwise impeded.
Contract cost overruns could subject us to losses and impair our liquidity.
   We provide our products and services primarily through fixed-price and cost-reimbursable contracts. Cost overruns may result in losses and, if significant, could adversely impact our financial results and our liquidity:

•	Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for any cost overruns. Therefore, we generally bear all of the risk of losses as a result of increased costs on these contracts, although some of this risk may be passed on to subcontractors. Some of our fixed-price contracts provide for sharing of unexpected cost increases or savings realized within specified limits and may provide for adjustments in price depending on actual contract performance other than costs. We bear the entire risk of cost overruns in excess of the negotiated maximum amount of unexpected costs to be shared.

•	Under cost-reimbursable contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable (based, in part, on the customer’s evaluation of our performance under the contract). There is no guarantee as to the amount of fee, if any, we will be awarded under a cost-reimbursable contract with a variable fee. In addition, the price on a cost-reimbursable contract is based on allowable costs incurred, but generally is subject to contract funding limitations. If we incur costs in excess of the amount funded, we may not be able to recover such costs.
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
   Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions and are subject to significant technological change and innovation. From time to time, we experience product failures, cost overruns in developing and manufacturing our products, delays in delivery and other operational problems. We may experience some product and service failures, schedule delays and other problems in connection with our launch vehicles, satellites, transportation management systems and other products in the future. Some of our satellite and launch services contracts impose penalties on us for delays, which could be significant. In addition to any costs resulting from product warranties or required remedial action, product failures or significant delays may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries and claims against performance bonds. Negative publicity from product failures may also impair our ability to win new contracts.
If our key suppliers fail to perform as expected, we may experience delays and cost increases, and our operating results may be impacted adversely.
   We purchase a significant percentage of our product components, structural assemblies and some key satellite components and instruments from third parties. We also occasionally obtain from the U.S. government parts and equipment used in the production of our products or the provision of our services. In addition, we have a sole source for the rocket motors we use on our Pegasus and Taurus launch vehicles and the interceptor boost vehicles that we are producing for MDA under our contract with Boeing. If our subcontractors fail to perform as expected or encounter financial difficulties, we may have difficulty replacing them in a timely or cost effective manner. As a result, we may experience delays that could result in additional costs, a customer terminating our contract for default, or damage to our customer relationships, causing our revenues, profitability and cash flow to decline. In addition, negative publicity from any failure of one of our products as a result of a failure by a key supplier could damage our reputation and prevent us from winning new contracts.
Our international business is subject to risks. Political and economic instability in foreign markets may have a material adverse effect on our operating results.
   For the years ended December 31, 2005, 2004 and 2003, direct sales to non-U.S. customers comprised approximately 10%, 15% and 19%, respectively, of our consolidated revenues. Further, as of December 31, 2005, approximately 19% of our firm backlog was derived from non-U.S. customers. International contracts are subject to numerous risks, including:

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
   Our inability to retain our executive officers and other key employees, including personnel with security clearances required for classified work and highly skilled engineers, could have a material adverse effect on our operations.
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
   In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which restrict the ability of current stockholders holding more than 15% of our voting shares to acquire us without the approval of 66 2/3% of the other stockholders. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions may prevent our stock price from increasing substantially in response to actual or rumored takeover attempts. These provisions may also prevent changes in our management.
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
Item 1B. Unresolved Staff Comments
   Not applicable.
Item 2. Properties
   We lease approximately 950,000 square feet of office, engineering and manufacturing space in various locations in the United States, as summarized in the table below:

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
Item 3. Legal Proceedings
   On May 26, 2005, the United States Attorney’s Office for the District of Arizona commenced an investigation which we believe is focused on contracting matters related to certain U.S. government launch vehicle programs. We are cooperating fully with U.S. government authorities in connection with this investigation, and management strongly supports and is committed to the U.S. government’s procurement integrity processes. We cannot predict whether the government ultimately will conclude that there have been violations of any federal contracting laws, policies or procedures, or any other applicable laws. Should any such violations be alleged or found, we could face the possibility of criminal or civil penalties and/or administrative sanctions such as suspension and/or debarment from contracting with the U.S. government, depending on the nature of such violations.

   We are party to certain litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or proceedings will have a material adverse effect on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
   There was no matter submitted to a vote of our security holders during the fourth quarter of 2005.
Item 4A. Executive Officers of the Registrant
   The following table sets forth the name, age and position of each of the executive officers of Orbital as of February 25, 2006. All executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Position

David W. Thompson	51	Chairman of the Board and Chief Executive Officer
James R. Thompson	69	Vice Chairman, President and Chief Operating Officer, Director
Garrett E. Pierce	61	Vice Chairman and Chief Financial Officer, Director
Ronald J. Grabe	60	Executive Vice President and General Manager, Launch Systems Group
John M. Danko	64	Executive Vice President and General Manager, Space Systems Group
Antonio L. Elias	56	Executive Vice President and General Manager, Advanced Programs Group
Susan Herlick	41	Senior Vice President, General Counsel and Corporate Secretary
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

   Garrett E. Pierce has been Vice Chairman and Chief Financial Officer since April 2002, and was Executive Vice President and Chief Financial Officer since August 2000. He has been a director of the Company since August 2000. From 1996 until August 2000, he was Executive Vice President and Chief Financial Officer of Sensormatic Electronics Corp., a supplier of electronic security systems, where he was also named Chief Administrative Officer in July 1998. Prior to joining Sensormatic, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a supplier of microwave, radio frequency and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was with Materials Research Corporation, a provider of thin film equipment and high purity materials to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and Chief Executive Officer. Materials Research Corporation was acquired by Sony Corporation as a wholly owned subsidiary in 1989. From 1972 to 1980, Mr. Pierce held various management positions with The Signal Companies. Mr. Pierce is a director of Kulicke and Soffa Industries, Inc.
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
   Susan Herlick has been Senior Vice President, General Counsel and Corporate Secretary since January 2006 and served as Vice President and Deputy General Counsel from 2003 to 2005. From 1997 to 2002, she was Vice President and Assistant General Counsel. She joined Orbital as Assistant General Counsel in 1995. Prior to that, she was an attorney at the law firm of Hogan & Hartson LLP.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
   On February 28, 2006, there were 2,273 Orbital common stockholders of record.
   Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol ORB. The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

2005	High	Low

4th Quarter	$13.22	$11.07
3rd Quarter	$12.50	$10.04
2nd Quarter	$10.62	$9.09
1st Quarter	$11.47	$9.48

2004	High	Low

4th Quarter	$13.00	$10.35
3rd Quarter	$13.60	$9.77
2nd Quarter	$14.06	$12.05
1st Quarter	$13.74	$11.32
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
   The transfer agent for our common stock is:

Computershare Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940
Telephone: (781) 575-3170
www.computershare.com

The following table sets forth information regarding our repurchase of common stock during, and as of, the quarter ended December 31, 2005.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs(1)

October 1, 2005 to October 31, 2005	327,000	$11.38	327,000	$26,278,560
November 1, 2005 to November 30, 2005	670,900	$11.79	670,900	$18,367,402
December 1, 2005 to December 31, 2005	231,800	$12.66	231,800	$15,432,138

Total	1,229,700	$11.85	1,229,700	$15,432,138

(1)	On April 21, 2005, we announced the company’s plan, subject to certain conditions, to repurchase up to $50 million of outstanding debt and equity securities, including our common stock, up through April 20, 2006.

Item 6. Selected Financial Data
Selected Consolidated Financial Data
   The selected consolidated financial data of the company for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. This information should be read in conjunction with the 2005, 2004 and 2003 consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2005	2004(1)	2003(2)	2002	2001(3)

	(In thousands, except per share data)
Operating Data:

Revenues	$703,450	$675,935	$581,500	$551,642	$415,249

Costs of goods sold	578,764	566,787	477,273	460,231	387,433

Gross profit	124,686	109,148	104,227	91,411	27,816

Operating expenses	71,733	53,825	68,669	62,372	80,789

Income (loss) from operations	52,953	55,323	35,558	29,039	(52,973)

Allocated share of losses of affiliate	—	—	—	—	(26,495)

Gain on reversal of allocated losses of affiliate	—	—	40,586	—	—

Debt extinguishment expense	—	(2,099)	(38,836)	—	—

Other expense, net	(7,170)	(9,096)	(17,336)	(15,089)	(16,146)

Income (loss) before provision for income taxes and discontinued operations	45,783	44,128	19,972	13,950	(95,614)

Income tax (provision) benefit	(17,620)	155,872	265	(265)	—

Income (loss) from continuing operations	28,163	200,000	20,237	13,685	(95,614)

Income from discontinued operations	—	—	—	875	114,565

Cumulative effect of change in accounting	—	—	—	(13,795)	—

Net income	$28,163	$200,000	$20,237	$765	$18,951

Basic Income Per Share:

Income (loss) from continuing operations	$0.51	$4.03	$0.43	$0.31	$(2.49)

Income from discontinued operations	—	—	—	0.02	2.98

Cumulative effect of change in accounting	—	—	—	(0.31)	—

Net income	$0.51	$4.03	$0.43	$0.02	$0.49

Shares used in computing basic per share amounts	54,804	49,658	46,718	43,908	38,424

Diluted Income Per Share:

Income (loss) from continuing operations	$0.45	$3.08	$0.35	$0.30	$(2.49)

Income from discontinued operations	—	—	—	0.02	2.98

Cumulative effect of change in accounting	—	—	—	(0.30)	—

Net income	$0.45	$3.08	$0.35	$0.02	$0.49

Shares used in computing diluted per share amounts	62,415	65,022	58,221	44,937	38,424

	Years Ended December 31,

	2005	2004(1)	2003(2)	2002	2001(3)

	(In thousands, except per share data)
Statement of Cash Flow Data:

Cash flow from operating activities	$74,696	$66,998	$46,474	$(29,848)	$(80,989)

Cash flow from investing activities	(13,615)	(3,399)	(15,594)	(14,341)	236,980

Cash flow from financing activities	(27,736)	1,005	(13,420)	24,414	(137,852)

Balance Sheet Data:

Cash, cash equivalents and restricted cash	$165,143	$133,819	$80,158	$53,741	$74,030

Net working capital	205,977	186,361	115,189	92,350	(63,384)

Total assets	668,790	663,770	439,300	416,310	432,734

Short-term borrowings	76	161	297	1,854	103,710

Long-term obligations, net	126,459	128,375	137,116	114,833	4,665

Stockholders’ equity	395,734	394,124	166,877	134,568	94,285

(1)	Operating income in 2004 included a $2.5 million gain recorded as a credit to settlement expense. The income tax benefit in 2004 included a $156.5 million benefit resulting from the December 31, 2004 reversal of substantially all of the company’s deferred income tax valuation allowance.

(2)	Operating income in 2003 included $3.9 million in net settlement expenses.

(3)	Revenue, gross profit and operating income in 2001 included a $13.0 million favorable adjustment as a result of a contract settlement and a $3.4 million reversal of a provision for uncollectible receivables in connection with a contract that was terminated in March 2001. Operating expenses in 2001 included $5.4 million of litigation-related settlement expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
   With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Years Ended December 31, 2005, 2004 and 2003,” “Segment Results,” “Liquidity and Capital Resources” and elsewhere in this Form 10-K include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Readers should be cautioned that a number of important factors, including those identified above in “Item 1 – Special Note Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. Historical results of operations may not be indicative of future operating results.
   We develop and manufacture small rockets and space systems for commercial, military and civil government customers. Our primary products are satellites and launch vehicles, including low-orbit, geosynchronous-orbit and planetary spacecraft for communications, remote sensing, scientific and military missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. We also offer space-related technical services to government agencies and develop and build satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.
Critical Accounting Policies and Significant Estimates
   The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions, including those related to long-term contracts and incentives, inventories, long-lived assets, warranty obligations, income taxes, contingencies and litigation, and the carrying values of assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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

Certain contracts include provisions for increased or decreased revenue and profit based on performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria. Should performance under such contracts differ from previous assumptions, current period revenues and profits would be adjusted and could therefore fluctuate significantly.

As of December 31, 2005, unbilled receivables included $16.8 million of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria. Additionally, some satellite contracts require us to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied and, as of December 31, 2005, up to $27.9 million of revenues recognized under such contracts could be reversed if satellite performance criteria were not met. We generally procure insurance policies that would indemnify us for satellite incentive fees that are not earned and for performance refund obligations.

•	Inventory is stated at the lower of cost or estimated market value. Cost is determined on an average cost or specific identification basis. Estimated market value is determined based on assumptions about future demand and market conditions. If actual market conditions were less favorable than those previously projected by management, inventory write-downs could be required.

•	We record a liability in connection with certain warranty obligations. Our warranty obligations are affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

Consolidated Results of Operations for the Years Ended December 31, 2005, 2004 and 2003
2005 Compared With 2004
   Revenues – Our consolidated revenues were $703.5 million in 2005, a 4% increase compared to $675.9 million in 2004. This increase was driven primarily by $12.0 million revenue growth in our launch vehicles segment and $16.9 million growth in our satellites and related space systems segment, offset partially by a $2.6 million decrease in our transportation management systems segment. The launch vehicles segment growth was driven by higher revenues in the interceptor launch vehicles and target launch vehicles product lines, partially offset by lower revenues in the space launch vehicles product line. The satellites and related space systems segment growth was driven by significantly higher revenues in the communications satellites product line, offset partially by lower revenues from science, technology and defense satellite contracts and space technical services. Transportation management systems segment revenues decreased due to the completion or near-completion of certain contracts.
   Gross Profit – Our consolidated gross profit was $124.7 million in 2005, a 14% increase compared to $109.1 million in 2004. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.
   The gross profit increase in 2005, as compared to 2004, was due to a $12.3 million, or 22%, increase in our launch vehicles segment, a $2.2 million, or 5%, increase in our satellites and related space systems segment and a $1.1 million, or 20%, increase in our transportation management systems segment.
   The increase in gross profit in our launch vehicles segment was primarily attributable to a higher profit from the interceptor launch vehicles product line due to increased activity levels in 2005 and cost growth on Taurus and Pegasus rocket contracts recorded in 2004 that did not recur in 2005. These increases were partially offset by cost growth on certain contracts in 2005.
   The increase in gross profit in our satellites and related space systems segment was largely due to $2.7 million of revenue and profit recorded in the second quarter of 2005 related to satellite acceptance and incentive fees received from a customer and former affiliate. Although revenues were higher in our satellites and related space systems segment, profit was lower in 2005 due to significant cost growth on our communication satellites contracts.
   The increase in our transportation management systems segment was largely attributable to improved profitability on certain transportation management systems contracts.
   Research and Development Expenses – Research and development expenses are comprised of our self-funded product research and development activities and exclude direct customer-funded development activities. Research and development expenses were $6.3 million, or 0.9% of revenues, in both 2005 and 2004. These expenses related primarily to the development of improved launch vehicles and satellites.
   Selling, General and Administrative Expenses – Selling, general and administrative expenses were $65.4 million, or 9.3% of revenues, and $50.1 million, or 7.4% of revenues, in 2005 and 2004, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as the costs of marketing, advertising, promotional and other selling expenses. The increase in selling, general and administrative expenses was driven by increases in bid, proposal and marketing costs, higher legal fees and expenses and increased personnel-related costs. The increase in bid, proposal and marketing costs was driven by satellite and launch vehicle proposal efforts in 2005. Legal fees and expenses related to the U.S. government investigation initiated in 2005 and described more fully in Note 7 to the consolidated financial statements totaled approximately $2.2 million in 2005. Personnel-related costs increased largely due to higher staff levels and, in part, due to the expense related to an equity-based compensation arrangement initiated in 2005, discussed in more detail below.
   Settlement Expense – In 2004, we recorded a $2.5 million gain as a credit to settlement expense in connection with the sale of senior subordinated notes which we had received in 2003 from a former affiliate.
   Interest Expense – Interest expense was $11.7 million and $11.4 million in 2005 and 2004, respectively. Interest expense in 2005 remained relatively consistent with interest expense in 2004 primarily as a result of our unchanged fixed-rate debt balance during 2005.
   Interest Income and Other – Interest income and other was $4.6 million and $2.3 million in 2005 and 2004, respectively, consisting primarily of interest income of $5.1 million and $2.0 million in 2005 and 2004, respectively. Interest income increased primarily as a result of higher interest rates and higher short-term invested cash balances.
   Debt Extinguishment Expense – During 2004, we recorded $2.1 million in debt extinguishment expenses associated with repurchases of a portion of our 9% senior notes and the replacement of our bank credit agreement as further described in “Liquidity and Capital Resources.”
   Income Taxes – In the fourth quarter of 2004, we reversed nearly all of our deferred tax valuation allowance due to our assessment that substantially all of our deferred tax assets are more likely than not realizable, as discussed more fully in the section “2004 Compared with 2003” below. This resulted in our recording significantly higher income tax expense beginning in 2005, nearly all of which is offset by net operating loss carryforwards and other deferred tax assets, resulting in minimal cash tax payments. Our cash income tax payments, which primarily relate to alternative minimum tax (“AMT”), are currently less than 2% of pretax income.
   We recorded $17.6 million of income tax expense in 2005, reflecting an annualized effective income tax rate of 38.5%. The $155.9 million net income tax benefit recorded in 2004 was comprised of (i) $156.5 million in deferred tax benefit in connection with the reversal of the valuation allowance discussed below and (ii) a $0.6 million current provision for 2004 AMT and state tax obligations.
   Net Income – Our consolidated net income was $28.2 million and $200.0 million, or $0.45 and $3.08 diluted earnings per share, in 2005 and 2004, respectively. The decrease in net income in 2005 was due to a $1.7 million increase in pretax income, offset by the impact of the $155.9 million net income tax benefit in 2004 compared to the $17.6 million income tax expense in 2005.
2004 Compared With 2003
   Revenues – Our consolidated revenues were $675.9 million in 2004, a 16% increase compared to $581.5 million in 2003. This increase was driven primarily by a $113.0 million revenue growth in our satellites and related space systems segment, offset partially by a $10.0 million decrease in our launch vehicles segment and a $7.4 million decrease in our transportation management systems segment. The increase in satellites and related space systems segment revenues was largely attributable to increased revenues from science, technology and defense satellite contracts.
   Gross Profit – Our consolidated gross profit was $109.1 million in 2004, a 5% increase compared to $104.2 million in 2003. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.
   The gross profit increase in 2004, as compared to 2003, was driven by a $9.1 million increase in our satellites and related space systems segment and a $5.6 million improvement in our transportation management systems segment, partially offset by a $9.8 million decrease in our launch vehicles segment. The increase in our satellites and related space systems segment was primarily due to profit derived from the significant revenue growth in the science, technology and defense satellite product line, offset by lower profit in the communications satellites product line. The improvement in our transportation management systems segment was mainly attributable to the absence in 2004 of cost increases and other charges recorded in 2003 on certain transportation management systems contracts. The decrease in gross profit in our launch vehicles segment was due to the completion of certain advanced space flight systems contracts in 2003 and lower profit in our space launch vehicles product line, offset partially by profit growth from our missile defense interceptor program.
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
   Selling, General and Administrative Expenses – Selling, general and administrative expenses were $50.1 million, or 7.4% of revenues, and $57.0 million, or 9.8% of revenues, in 2004 and 2003, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as the costs of marketing, advertising, promotional and other selling expenses. Selling, general and administrative expenses decreased largely due to a $2.7 million reduction in bid and proposal costs and $2.1 million of non-recurring litigation expenses in our transportation management systems segment in 2003.
   Settlement Expense – In 2004, we recorded a $2.5 million gain as a credit to settlement expense in connection with the sale of senior subordinated notes which we had received in 2003 from a former affiliate.
   In 2003, we recorded $4.8 million of settlement charges in connection with the settlement of litigation between a former affiliate and Orbital. These charges included a $2.3 million delay penalty related to the OrbView-3 satellite and a $2.5 million litigation settlement payment. Also in 2003, we recorded a $0.9 million reduction in settlement expense in connection with the settlement of an action we had brought against certain of our insurers seeking reimbursement for defense and settlement costs we had incurred several years earlier defending a breach of contract lawsuit.
   Interest Expense – Interest expense was $11.4 million and $18.7 million in 2004 and 2003, respectively. Interest expense decreased in 2004 as compared to 2003 primarily as a result of a lower interest rate on our debt and a reduction in the amortization of debt costs resulting from our refinancing transactions in the third quarter of 2003.

   Interest Income and Other – Interest income and other was $2.3 million and $1.3 million in 2004 and 2003, respectively, consisting largely of interest income of $2.0 million and $0.7 million in 2004 and 2003, respectively.
   Gain on Reversal of Allocated Losses of Affiliate – In 2003, we recorded a $40.6 million gain in connection with the reversal of our previously recorded liability related to the allocated losses of a former affiliate. This gain was recorded as a result of the cancellation of our ownership interest in connection with the former affiliate’s reorganization in December 2003.
   Debt Extinguishment Expense – During 2004, we recorded $2.1 million in debt extinguishment expenses associated with repurchases of a portion of our 9% senior notes and the replacement of our bank credit agreement as further described in “Liquidity and Capital Resources.”
   In 2003, we recorded $38.8 million in debt extinguishment expenses associated with debt refinancing in July 2003. The debt extinguishment expenses consisted of $20.7 million in accelerated amortization of debt discount on our 12% notes issued in August 2002, $10.1 million in accelerated amortization of debt issuance costs and $8.0 million in prepayment premiums and other expenses.
   Income Taxes – The $155.9 million net tax benefit recorded in 2004 was comprised of (i) the $156.5 million deferred income tax benefit in connection with the reversal of the valuation allowance discussed below and (ii) a $0.6 million current income tax provision for 2004 alternative minimum taxes and state tax obligations. In 2003, the benefit recorded for income taxes was solely attributable to the refund of state income taxes paid in 2002.
   In prior years and until the fourth quarter of 2004, we had recorded a valuation allowance to fully reserve our net deferred tax assets based on our assessment that the realization of our net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004 we determined that based upon a number of factors, including our cumulative taxable income in recent years and our expected profitability in future years, substantially all of our net deferred tax assets are more likely than not realizable through future earnings. Accordingly, as of December 31, 2004 we reversed $212.6 million of our deferred income tax valuation allowance and recorded (i) a tax benefit of $156.5 million in our consolidated income statement, (ii) a $39.7 million reduction in goodwill and (iii) a $16.4 million increase to additional paid-in capital. The portion of the reversal recorded as a reduction in goodwill relates to valuation allowances established in prior years in connection with business acquisitions. The portion of the reversal recorded as an increase to additional paid-in capital is primarily related to tax benefits associated with stock option exercises in 2004 and prior years.
   Net Income – Our consolidated net income was $200.0 million, or $3.08 diluted earnings per share, and $20.2 million, or $0.35 diluted earnings per share, in 2004 and 2003, respectively. The increase in net income in 2004 consisted of a $24.2 million increase in pretax income, plus the $156.5 million income tax benefit in 2004 discussed above.
Segment Results
   Our products and services are grouped into three reportable segments: (i) launch vehicles; (ii) satellites and related space systems; and (iii) transportation management systems. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

   The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenues
Launch Vehicles	$335,315	$323,287	$333,272
Satellites and Related Space Systems	348,579	331,726	218,679
Transportation Management Systems	26,532	29,135	36,571
Corporate and Other	(6,976)	(8,213)	(7,022)

Total	$703,450	$675,935	$581,500

Income (Loss) from Operations
Launch Vehicles	$35,444	$30,103	$32,801
Satellites and Related Space Systems	16,015	21,439	14,555
Transportation Management Systems	1,494	1,243	(7,629)
Corporate and Other	—	2,538	(298)
Settlement Expense	—	—	(3,871)

Total	$52,953	$55,323	$35,558

2005 Compared With 2004
   Launch Vehicles – Launch vehicles segment revenues increased 4% primarily due to a $15.8 million revenue increase from our interceptor launch vehicles product line and a $5.6 million revenue increase from our target launch vehicles product line, partially offset by a $9.8 million revenue decrease in our space launch vehicles product line. In our interceptor launch vehicles product line, we are developing and manufacturing interceptor boosters designed to defend against ballistic missile attacks, including the midcourse-phase Orbital Boost Vehicle (“OBV”) and the boost-phase Kinetic Energy Interceptors (“KEI”) programs directed by the U.S. Missile Defense Agency. The OBV and KEI programs accounted for $192.2 million and $176.3 million in revenues, or 57% and 55% of total segment revenues in 2005 and 2004, respectively. Revenues in our target launch vehicles product line increased primarily due to a higher level of activity on target vehicles in 2005. Revenues decreased in our space launch vehicles product line primarily due to lower levels of activity on Taurus and Minotaur programs and on the DART mission launched in April 2005. Also contributing to the decrease in our space launch vehicles product line was a non-recurring $2.0 million early termination fee in 2004 in connection with a Taurus contract cancellation, partially offset by increased activity in 2005 on Pegasus programs. We completed one Pegasus launch during 2005 compared to no Pegasus launches in 2004, and we completed no Taurus launches in 2005 compared to one Taurus launch in 2004.
   Operating income in the launch vehicles segment increased 18% primarily due to improved operating results in the interceptor launch vehicles and the space launch vehicles product lines. Operating income from our interceptor launch vehicles product line was the largest contributor to this segment’s operating income, reporting $24.3 million, or 69%, of total segment operating profit in 2005, compared to $20.6 million, or 68%, in 2004. The profit growth in interceptors was driven by higher activity levels in 2005. While space launch vehicles revenues were lower, operating profit improved in this product line due to increased activity on Pegasus programs and significant cost growth in 2004 on a Pegasus contract and a Taurus contract that did not recur in 2005, offset partially by the $2.0 million contract termination fee in 2004 discussed above. Although target launch vehicles revenues were higher, operating results declined marginally in this product line primarily due to cost growth impacting several contracts. Segment operating margin as a percentage of revenues was 10.6% in 2005, compared to 9.3% in 2004. The increase in operating margin was primarily the result of improved interceptor launch vehicles margins and the impact of the 2004 contract cost growth discussed above, offset partially by $2.2 million of investigation-related legal expenses discussed previously that are reflected in the launch vehicles segment financial results in 2005.
   Satellites and Related Space Systems – Satellites and related space systems segment revenues increased 5% as a result of a $33.1 million increase in revenues in our communications satellites product line, partially offset by a $12.2 million decrease in our science, technology and defense satellite product line and a $3.5 million decrease in space technical services revenues. Revenues increased in our communications satellites product line due to revenues on several recently awarded geosynchronous-orbit satellite contracts begun in 2005. Communications satellites revenues accounted for 36% and 28% of total segment revenues in 2005 and 2004, respectively. Revenues decreased in our science, technology and defense satellites product line as a result of a decline in activity on certain contracts that were in the latter stages of production in 2005, offset partially by $2.7 million of revenue recorded in the second quarter of 2005 related to satellite acceptance and incentive fees received from a customer and former affiliate. Revenues from space technical services declined largely due to lower levels of program activity.
   Operating income in the satellites and related space systems segment decreased $5.4 million due to a $6.4 million decrease in operating results in the communications satellites product line, partially offset by higher income in our other product lines. The decline in communications satellites operating results was primarily due to significant cost growth on certain contracts in 2005, partially offset by operating income from the contracts begun in 2005 mentioned previously, resulting in an operating loss in the communications satellites product line in 2005. The increase in our other product lines was primarily due to $2.7 million of operating profit from the satellite acceptance and incentive fees discussed above offset partially by lower income on certain science, technology and defense contracts driven by lower activity levels. Segment operating margin was 4.6% in 2005, compared to 6.5% in 2004. The decrease in operating margin was largely due to the communications satellite cost growth noted above.
   Transportation Management Systems – Transportation management systems segment revenues decreased 9% in 2005 compared to 2004 largely due to completion or near-completion of certain contracts, partially offset by revenues from several recently awarded contracts.
   Although revenues decreased, operating income increased $0.3 million largely due to higher profit rates in 2005 from recently awarded contracts. This improved profitability was partially offset by a $0.4 million charge to reserve a note receivable in 2005 and by the absence in 2005 of a favorable revenue adjustment in 2004 on a contract that was renegotiated and resumed in 2004.

   Corporate and Other – Corporate and other revenues are comprised solely of the elimination of intercompany revenues. Corporate and other operating income in 2004 was comprised solely of the first quarter 2004 gain on the sale of notes received from a former affiliate discussed above.
   In 2005, we granted to employees 745,000 restricted stock units (“RSU”) valued at $11.28 each. Each RSU entitles the holder to receive one share of common stock on the date of vesting. The cost of these units is amortized over a three-year vesting period and we recorded $1.4 million of such amortization expense in 2005. This expense and the related profit impact is allocated among all our reportable business segments.
2004 Compared With 2003
   Launch Vehicles – Launch vehicles segment revenues decreased 3% primarily due to a $17.0 million decrease in revenues from certain advanced space flight systems contracts that were completed in 2003 and a $7.3 million decrease in our space launch vehicle product line, offset partially by a $15.2 million increase in our OBV missile defense interceptor program. The OBV program accounted for $176.3 million and $161.1 million in revenues, or 55% and 48% of total segment revenues in 2004 and 2003, respectively. The decrease in our space launch vehicle product line was primarily due to lower Pegasus and Taurus program revenues. We completed four Pegasus launches during 2003 compared to no Pegasus launches in 2004, and we completed one Taurus launch in May 2004 compared to no Taurus launches in 2003. The reduction in launch vehicle program activity in 2004 was partially offset by a $2.0 million early termination fee recognized in connection with a Taurus contract that was cancelled by the customer in December 2004 due to a change in the customer’s plans prior to our commencing any significant work on the contract. Revenues in our target vehicle product line were relatively unchanged in 2004 as compared to 2003.
   Operating income decreased 8% due to the completion of certain advanced space flight systems contracts in 2003 and lower profit in our space launch vehicles product line, offset partially by increased income from our OBV missile defense interceptor program. Operating income from our OBV missile defense interceptor program was $20.6 million in 2004, or 68% of total segment income, compared to $17.2 million, or 52% of total segment income, in 2003. Our space launch vehicle product line operating income decreased due to lower program activity, as discussed above, and significant cost growth in 2004 on a Pegasus contract and a Taurus contract, offset partially by the $2.0 million contract termination fee discussed above. Operating income in our target vehicle product line was relatively unchanged in 2004 compared to 2003. The segment’s total operating margin was 9.3% in 2004 compared to 9.8% in 2003.
   Satellites and Related Space Systems – Satellites and related space systems segment revenues increased 52% primarily as a result of revenue growth of $121.1 million in our science, technology and defense satellite product line and $4.5 million from space technical services, offset partially by an $11.9 million revenue reduction in our communications satellites product line. The revenue increase in our science, technology and defense satellite product line was primarily due to $81.7 million in revenues from defense-related contracts awarded in 2004 and late 2003, together with 2004 revenue growth of $27.0 million from the Dawn interplanetary mission contract with NASA and $9.9 million from a new NASA scientific satellite contract started late in 2003. Revenues decreased $11.9 million to $91.2 million in our communications satellites product line primarily as a result of the completion of the BSAT-2c and PanAmSat Galaxy-XII satellites in 2003 and lower program activity in 2004 on the TELKOM satellite contract, partially offset by revenues from a new contract for two communications satellites awarded in late 2003.

   Operating income increased 47% largely as a result of a $12.6 million increase in profits derived from the revenue growth in the science, technology and defense satellite product line, partially offset by a $5.1 million decrease in profits in our communications satellites product line. The decrease in communications satellites income in 2004 was primarily attributable to the completion and launch of the BSAT-2c satellite and the receipt of a $2.0 million fee associated with the cancellation of a contract in 2003 and an operating loss in 2004 on a new contract awarded in late 2003. These negative factors were partially offset by favorable profit adjustments on certain other communications satellites contracts. The profit growth in the science, technology and defense satellite product line reflects the revenue growth in this product line in addition to the absence in 2004 of $4.5 million of charges recorded in 2003 for increases in the costs to complete the OrbView-3 satellite contract. This segment’s operating margin (as a percentage of revenues) was 6.5% in 2004 compared to 6.7% in 2003.
   Transportation Management Systems – Transportation management systems segment revenues decreased 20% largely due to a reduction in activity on a contract that was substantially completed in the third quarter of 2004. This was partially offset by a $2.7 million favorable revenue adjustment on a previously suspended contract that was renegotiated and resumed in the third quarter of 2004.
   Operating results improved from a $7.6 million loss in 2003 to $1.2 million income in 2004. This improvement was primarily attributable to significant cost growth in 2003 that did not recur in 2004 and a $1.4 million favorable operating income adjustment in 2004 from the resumed contract mentioned above. The 2003 charges included $1.4 million of inventory-related charges, $2.1 million of non-recurring litigation expenses and $5.0 million of unfavorable adjustments as a result of cost increases on a number of contracts.
   Corporate and Other – Corporate and other revenues are comprised solely of the elimination of intercompany revenues. Corporate and other operating income in 2004 was comprised solely of the first quarter 2004 gain on the sale of notes received from a former affiliate discussed above. In 2003, corporate and other operating results included $4.8 million of settlement expense discussed in “Consolidated Results of Operations for the Years Ended December 31, 2005, 2004 and 2003.”
Liquidity and Capital Resources
   Cash Flow from Operating Activities – Cash flow from operating activities in 2005 was $74.7 million as compared to $67.0 million in 2004 and $46.5 million in 2003. The increase in 2005 as compared to 2004 was primarily due to a $9.2 million increase in changes in assets and liabilities. Receivables, inventories and other assets decreased $10.5 million in 2005, compared to a $0.5 million decrease in 2004. Accounts payable, accrued expenses, deferred revenue and other liabilities increased $4.5 million in 2005 compared to a $5.3 million increase in 2004.
   Cash flow from operating activities increased $20.5 million in 2004 as compared to 2003 primarily attributable to, and consistent with, the year-over-year growth in income adjusted for the impact of non-cash transactions.
   Cash Flow from Investing Activities – In 2005, we spent $15.6 million for capital expenditures and we reduced restricted cash by $2.0 million, resulting in a net $13.6 million use of cash for investing activities. In 2004, we spent $14.3 million for capital expenditures and we reduced restricted cash by $10.9 million, resulting in a net $3.4 million use of cash for investing activities. As of December 31,

2005 and 2004, we had $6.3 million and $8.3 million, respectively, of restricted cash, primarily associated with letters of credit issued by financial institutions on our behalf.
   In 2003, we spent $9.6 million for capital expenditures and we increased restricted cash by $9.0 million. These uses of cash were partially offset by a $3.0 million cash receipt from an escrow account, resulting in a net $15.6 million use of cash for investing activities.
   Cash Flow from Financing Activities – In 2005, we repurchased and retired 3.17 million shares of our common stock at a cost of $34.6 million. In 2004, we repurchased and retired 595,000 shares of our common stock at a cost of $7.0 million.
   During 2005 and 2004, we received $7.0 million and $18.1 million, respectively, from the issuance of common stock in connection with stock option and warrant exercises. The 2004 activity included $11.5 million received from the exercise of 2.4 million common stock warrants prior to their expiration date in 2004.
   During 2004, we repurchased and cancelled $8.6 million of our 9% senior notes at a cost of $9.6 million, and we expended $0.4 million to obtain a new credit facility discussed below.
   In December 2004, we replaced our previous line of credit with a $50.0 million revolving credit facility (the “Revolver”) with the option to increase the amount of the Revolver up to $25 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Revolver bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by our intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of December 31, 2005, there were no borrowings under the Revolver, although $22.5 million of letters of credit were issued under the Revolver. Accordingly, as of December 31, 2005, $27.5 million of the Revolver was available for borrowing.
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
   In 2003, we entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby the company would receive fixed-rate interest of 9% in exchange for variable interest payments. This arrangement was designated an effective fair value hedge of $50.0 million of our 9% senior notes due 2011. In June 2005, we terminated the swap agreement.
   Our 9% senior notes due 2011 and the Revolver contain covenants limiting our ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of December 31, 2005, we were in compliance with all of these covenants.
   The following table sets forth our long-term obligations, excluding capital lease obligations (in thousands):

	December 31,

	2005	2004

9% senior notes, interest due semi-annually, principal due in July 2011	$126,425	$126,425
Interest rate swap fair value hedge adjustment on $50 million of 9% senior notes	—	1,844

	126,425	128,269
Less current portion	—	—

Long-term portion	$126,425	$128,269

   The fair value of our senior notes at December 31, 2005 was estimated at $135.3 million, based on market trading activity.
   Available Cash and Future Funding – At December 31, 2005, we had $158.8 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
   In April 2005, our Board of Directors authorized the purchase of up to $50 million of our outstanding securities over a 12-month period. We may repurchase our 9% senior notes due 2011, common stock or common stock warrants that expire in 2006, or a combination thereof. Shares of common stock may be purchased from time to time in the open market, by block purchase or in negotiated transactions. The warrants and notes may be purchased in negotiated transactions. The timing, amount and type of securities to be repurchased will be determined based on our loan covenants, market conditions and other factors. As described above, we repurchased and retired 3.17 million shares of our common stock at a cost of $34.6 million during 2005 under this securities purchase program. As of December 31, 2005, $15.4 million of additional possible repurchases are authorized for 2006.

Aggregate Contractual Obligations
   The following summarizes Orbital’s contractual obligations at December 31, 2005, both on- and off-balance sheet, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Payments Due by Period

		Less than	1 to 3	3 to 5	More than 5
	Total	1 Year	Years	Years	Years

Long-term debt	$126.4	$—	$—	$—	$126.4
Interest on long-term debt	68.4	11.4	22.8	22.8	11.4
Capital leases	0.1	0.1	—	—	—
Operating leases(1)	94.8	13.8	24.1	17.6	39.3
Purchase obligations(2)	256.3	168.5	87.6	0.2	—
Other long-term liabilities	0.1	0.1	—	—	—

Total	$546.1	$193.9	$134.5	$40.6	$177.1

(1)	Our obligations under operating leases consist of minimum rental commitments under non-cancelable operating leases primarily for office space and equipment.

(2)	Purchase obligations consist of open purchase orders that we issued to acquire materials, parts or services in future periods.
   Occasionally, certain contracts require us to post letters of credit supporting our performance obligations under the contracts. We had $28.8 million of letters of credit outstanding at December 31, 2005, of which $6.3 million was collateralized by our restricted cash and $22.5 million was issued under the Revolver.
Off-Balance Sheet Arrangements
   We believe that we do not have any material off-balance sheet arrangements, as defined by applicable securities regulations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
New Accounting Pronouncement
   In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” was issued. SFAS No. 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize as expense the fair value of all employee stock-based awards, including stock option grants. Our adoption date for SFAS No. 123(R) is January 1, 2006, using the modified prospective application method, as defined under SFAS No. 123(R). We are completing our assessment of the expected impact on our 2006 consolidated financial statements. See Note 8 to the consolidated financial statements elsewhere in this Form 10-K for further information regarding our stock-based compensation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
   At December 31, 2005, we had $3.5 million of receivables denominated in Japanese yen and $5.9 million denominated in Singapore dollars. At December 31, 2004, we had $4.3 million of receivables denominated in Japanese yen and $3.7 million denominated in Singapore dollars.
   From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At December 31, 2005, we had no foreign currency forward exchange contracts.
   The fair market value of our outstanding 9% senior notes due 2011 was estimated at approximately $135.3 million and $142.5 million at December 31, 2005 and 2004, respectively, based on market trading activity.
   We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $5.2 million and $4.9 million at December 31, 2005 and 2004, respectively. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
           Stockholders of Orbital Sciences Corporation:
   We have completed integrated audits of Orbital Sciences Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
  Consolidated financial statements and financial statement schedule
   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  Internal control over financial reporting
   Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
McLean, Virginia
March 2, 2006

ORBITAL SCIENCES CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Years Ended December 31,

	2005	2004	2003

Revenues	$703,450	$675,935	$581,500
Costs of goods sold	578,764	566,787	477,273

Gross profit	124,686	109,148	104,227
Research and development expenses	6,294	6,311	7,835
Selling, general and administrative expenses	65,439	50,052	56,963
Settlement expense	—	(2,538)	3,871

Income from operations	52,953	55,323	35,558
Interest expense	(11,746)	(11,386)	(18,683)
Interest income and other	4,576	2,290	1,347
Gain on reversal of allocated losses of affiliate	—	—	40,586
Debt extinguishment expense	—	(2,099)	(38,836)

Income before taxes	45,783	44,128	19,972
Income tax (provision) benefit	(17,620)	155,872	265

Net income	$28,163	$200,000	$20,237

Basic net income per share	$0.51	$4.03	$0.43

Diluted net income per share	$0.45	$3.08	$0.35

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$158,849	$125,504
Restricted cash	6,294	8,315
Receivables, net	131,251	149,480
Inventories, net	19,006	13,565
Deferred income taxes, net	30,614	26,710
Other current assets	6,473	3,880

Total current assets	352,487	327,454

Property, plant and equipment, net	85,640	83,154
Goodwill	55,551	55,551
Deferred income taxes, net	166,248	185,940
Other non-current assets	8,864	11,671

Total Assets	$668,790	$663,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term obligations	$76	$161
Accounts payable	14,404	30,740
Accrued expenses	101,749	90,714
Deferred revenues	30,281	19,478

Total current liabilities	146,510	141,093

Long-term obligations, net of current portion	126,459	128,375
Other non-current liabilities	87	178

Total liabilities	273,056	269,646

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 55,032,244 and 52,823,032 shares outstanding, respectively	550	528
Additional paid-in capital	591,604	618,232
Deferred compensation	—	(53)
Accumulated deficit	(196,420)	(224,583)

Total stockholders’ equity	395,734	394,124

Total Liabilities and Stockholders’ Equity	$668,790	$663,770

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional
			Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, December 31, 2002	45,611	$456	$579,285	$(353)	$(444,820)	$134,568
Shares issued to employees, officers and directors	2,140	21	10,401	—	—	10,422
Warrants exercised	122	1	436	—	—	437
Issuance of restricted stock	200	2	1,360	(1,362)	—	—
Amortization of deferred compensation	—	—	—	1,213	—	1,213
Net income	—	—	—	—	20,237	20,237

Balance, December 31, 2003	48,073	480	591,482	(502)	(424,583)	166,877
Shares issued to employees, officers and directors	1,260	13	5,915	—	—	5,928
Warrants exercised	4,085	41	11,392	—	—	11,433
Repurchases of common stock	(595)	(6)	(6,994)	—	—	(7,000)
Amortization of deferred compensation	—	—	—	449	—	449
Tax benefit of stock-based compensation	—	—	16,437	—	—	16,437
Net income	—	—	—	—	200,000	200,000

Balance, December 31, 2004	52,823	528	618,232	(53)	(224,583)	394,124
Shares issued to employees, officers and directors	598	6	3,825	—	—	3,831
Warrants exercised	4,782	48	2,880	—	—	2,928
Repurchases of common stock	(3,171)	(32)	(34,536)	—	—	(34,568)
Amortization of deferred compensation	—	—	—	53	—	53
Tax benefit of stock-based compensation	—	—	1,203	—	—	1,203
Net income	—	—	—	—	28,163	28,163

Balance, December 31, 2005	55,032	$550	$591,604	$—	$(196,420)	$395,734

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Operating Activities:
Net income	$28,163	$200,000	$20,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,954	15,009	16,008
Deferred income taxes	16,990	(156,471)	—
Amortization of debt costs	612	860	4,056
Gain on reversal of allocated losses of affiliate	—	—	(40,586)
Debt extinguishment expense	—	2,099	38,836
Stock-based compensation and other	(50)	(318)	7,280
Changes in assets and liabilities:
Receivables	18,229	28	(14,332)
Inventories	(5,441)	(923)	4,494
Other assets	(2,239)	1,370	(355)
Accounts payable and accrued expenses	(6,235)	4,672	23,837
Deferred revenue	10,803	3,186	(11,802)
Other liabilities	(90)	(2,514)	(1,199)

Net cash provided by operating activities	74,696	66,998	46,474

Investing Activities:
Capital expenditures	(15,636)	(14,340)	(9,578)
Escrow proceeds received	—	—	3,000
Decrease (increase) in cash restricted for letters of credit, net	2,021	10,941	(9,016)

Net cash used in investing activities	(13,615)	(3,399)	(15,594)

Financing Activities:
Principal payments on long-term obligations and other	(157)	(10,109)	(146,952)
Net proceeds from issuances of long-term obligations	—	—	128,962
Repurchase of common stock	(34,568)	(7,000)	—
Net proceeds from issuances of common stock	6,989	18,114	4,570

Net cash (used in) provided by financing activities	(27,736)	1,005	(13,420)

Net increase in cash and cash equivalents	33,345	64,604	17,460
Cash and cash equivalents, beginning of year	125,504	60,900	43,440

Cash and cash equivalents, end of year	$158,849	$125,504	$60,900

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
Business Operations
   Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small rockets and space systems for commercial, military and civil government customers. The company’s primary products are satellites and launch vehicles, including low-orbit, geosynchronous-orbit and planetary spacecraft for communications, remote sensing, scientific and military missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. Orbital also offers space-related technical services to government agencies and develops and builds satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.
Principles of Consolidation
   The consolidated financial statements include the accounts of Orbital and its wholly owned subsidiaries. As of December 31, 2005 and 2004, the company had no partially owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
   Certain contracts include provisions for increased or decreased revenue and profit based on performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria. Should performance under such contracts differ from previous assumptions, current period revenues and profits would be adjusted and could therefore fluctuate significantly.
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
Recoverability of Long-Lived Assets
   Orbital’s policy is to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation indicates that an asset impairment has occurred, a loss is recognized and the asset is adjusted to its estimated fair value. Given the inherent technical and commercial risks within the aerospace industry and the special purpose use of certain of the company’s assets, future impairment charges could be required if the company were to change its current expectation that it will recover the carrying amount of its long-lived assets from future operations.
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
   The following table presents the shares used in computing basic and diluted earnings per share (in thousands):

	Years Ended December 31,

	2005	2004	2003

Weighted average of outstanding shares for basic earnings per share	54,804	49,658	46,718
Dilutive effect of outstanding stock options	1,313	2,441	1,641
Dilutive effect of outstanding stock warrants	6,199	12,798	9,742
Dilutive effect of restricted stock	99	125	120

Shares for diluted earnings per share	62,415	65,022	58,221

   In 2005, 2004 and 2003, diluted weighted-average shares outstanding excluded the effect of 3.2 million, 2.0 million and 2.3 million, respectively, of stock options that were anti-dilutive.
Cash and Cash Equivalents
   Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of 90 days or less.
Inventories
   Inventory is stated at the lower of cost or estimated market value. Cost is determined on an average cost or specific identification basis. Estimated market value is determined based on assumptions about future demand and market conditions. If actual market conditions were less favorable than those previously projected by management, inventory write-downs could be required.
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

Goodwill
   Goodwill comprises costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill is tested at least annually for impairment using an estimation of the fair value of the reporting unit that the goodwill is attributable to.
Deferred Revenue
   The company occasionally receives cash from customers in excess of revenues recognized on certain contracts. These cash receipts are reported as deferred revenues on the balance sheet.
Comprehensive Income
   Orbital’s comprehensive income in the years ended December 31, 2005, 2004 and 2003 was equal to net income. Accumulated other comprehensive income as of December 31, 2005, 2004 and 2003 was $0.
Financial Instruments
   Orbital occasionally uses forward contracts and interest rate swaps to manage certain foreign currency and interest rate exposures, respectively. Derivative instruments, such as forward contracts and interest rate swaps, are viewed as risk management tools by Orbital and are not used for trading or speculative purposes. Derivatives used for hedging purposes are generally designated as effective hedges. Accordingly, changes in the fair value of a derivative contract are highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Derivative instruments are recorded on the balance sheet at fair value. The ineffective portion of all hedges, if any, is recognized currently in earnings.
Research and Development Expenses
   Expenditures for company-sponsored research and development projects are expensed as incurred. Research and development projects performed under contracts for customers are accounted for as contract costs as the work is performed.
Stock-Based Compensation and New Accounting Pronouncement
   In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” was issued. SFAS No. 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize as expense the fair value of all employee stock-based awards, including stock option grants. The company’s adoption date for SFAS No. 123(R) is January 1, 2006, using the modified prospective application method, as defined under SFAS No. 123(R). The company is completing its assessment of the expected impact on its 2006 consolidated financial statements. See Note 8 for further information regarding the company’s stock-based compensation.
   Through December 31, 2005, the company applied the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an

amendment of FASB Statement No. 123.” Under those provisions, the company has provided pro forma net income and earnings per share disclosures for its employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see below). The company has not recorded any compensation cost associated with stock options issued to date since all such options had an exercise price equal to the market value of the company’s common stock on the date of grant.
   The company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS Nos. 123 and 148 on the company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted. This information and the assumptions used for 2005, 2004 and 2003 are summarized as follows:

	2005	2004	2003

Volatility	57%	64%	66%
Risk-free interest rate	3.71%	3.06%	1.7%
Weighted-average fair value per share at grant date	$4.75	$4.94	$3.35
Expected dividend yield	—	—	—
Average expected life of options (years)	4.5	2.5 - 4.5	4.5
   The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share amounts):

	Years Ended December 31,

	2005	2004	2003

Net income, as reported	$28,163	$200,000	$20,237
Deduct: Net stock-based employee compensation expense determined under fair value based method	(2,257)	(6,673)	(4,464)

Pro forma net income	$25,906	$193,327	$15,773

Net income per share:
Basic — as reported	$0.51	$4.03	$0.43
Basic — pro forma	$0.47	$3.89	$0.34
Diluted — as reported	$0.45	$3.08	$0.35
Diluted — pro forma	$0.42	$2.97	$0.27
   Pro forma net income reflects only options granted through 2005 and, therefore, may not be representative of the effects for future periods.

2. Industry Segment Information
Orbital’s products and services are grouped into three reportable segments: (i) launch vehicles; (ii) satellites and related space systems; and (iii) transportation management systems. Reportable segments are generally organized based upon product lines. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
   The primary products and services from which the company’s reportable segments derive revenues are:

•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into low-Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Related Space Systems. Satellites and interplanetary spacecraft for communications, remote sensing, scientific and military missions, and space-related technical services.

•	Transportation Management Systems. Software-based systems that combine satellite navigation and wireless communications to enable municipal transit and other fleet operators to manage and dispatch vehicles.
   Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

   The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,

	2005	2004	2003

Launch Vehicles:
Revenues	$335,315	$323,287	$333,272
Operating income	35,444	30,103	32,801
Identifiable assets	114,882	123,882	126,960
Capital expenditures	5,796	4,303	5,228
Depreciation	5,293	5,533	5,805
Satellites and Related Space Systems:
Revenues(1)	$348,579	$331,726	$218,679
Operating income	16,015	21,439	14,555
Identifiable assets	135,903	130,047	149,933
Capital expenditures	7,852	8,236	2,786
Depreciation	4,906	5,286	5,705
Transportation Management Systems:
Revenues	$26,532	$29,135	$36,571
Operating income (loss)	1,494	1,243	(7,629)
Identifiable assets	19,251	23,124	37,596
Capital expenditures	432	166	266
Depreciation	599	732	787
Corporate and Other:
Revenues(1)	$(6,976)	$(8,213)	$(7,022)
Operating income (loss)(2)	—	2,538	(4,169)
Identifiable assets	398,754	386,717	124,811
Capital expenditures	1,556	1,635	1,298
Depreciation	3,156	3,458	3,711
Consolidated:
Revenues	$703,450	$675,935	$581,500
Operating income	52,953	55,323	35,558
Identifiable assets	668,790	663,770	439,300
Capital expenditures	15,636	14,340	9,578
Depreciation	13,954	15,009	16,008

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and related space systems revenues include $6.3 million, $7.9 million and $7.0 million of the intersegment sales in 2005, 2004 and 2003, respectively.

(2)	Corporate and other operating income in 2004 included a $2.5 million gain in connection with the sale of a note from a former affiliate. Corporate and other operating income in 2003 included $4.8 million of settlement charges (see Note 5), offset by a $0.9 million reduction in settlement expense related to the settlement of a legal matter.

Export Sales and Major Customers
   Orbital’s revenues by geographic area, as determined by customer location, were as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

United States	$635,138	$573,339	$469,997
East Asia and Australia	57,812	102,596	111,503
Europe	10,500	—	—

Total	$703,450	$675,935	$581,500

   Approximately 77%, 80% and 67% of the company’s revenues in 2005, 2004 and 2003, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government’s prime contractors. All such revenues were recorded either in the launch vehicles segment or in the satellites and related space systems segment.
3. Balance Sheet Accounts
Restricted Cash
   At December 31, 2005 and 2004, the company had $6.3 million and $8.3 million, respectively, of cash restricted primarily to collateralize letters of credit.
Inventory
   Inventories consisted of the following (in thousands):

	December 31,

	2005	2004

Inventories	$19,626	$16,554
Allowance for inventory obsolescence	(620)	(2,989)

Total	$19,006	$13,565

   Substantially all of the company’s inventory consisted of component parts and raw materials.

Receivables
   The components of receivables were as follows (in thousands):

	December 31,

	2005	2004

Billed	$31,546	$54,800
Unbilled	92,323	84,208
Retainages due upon contract completion	7,497	10,649
Allowance for doubtful accounts	(115)	(177)

Total	$131,251	$149,480

   Approximately 77% of unbilled receivables and retainages at December 31, 2005 are due within one year and will be billed on the basis of contract terms and delivery schedules.
   As of December 31, 2005, unbilled receivables included $16.8 million of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria. Additionally, some satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied and, as of December 31, 2005, up to $27.9 million of revenues recognized under such contracts could be reversed if satellite performance criteria were not met. The company generally procures insurance policies that would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.
   Receivables from non-U.S. customers totaled $10.5 million and $11.0 million at December 31, 2005 and 2004, respectively.
Property, Plant and Equipment
   Property, plant and equipment consisted of the following (in thousands):

	December 31,

	2005	2004

Land	$4,061	$4,061
Buildings and leasehold improvements	40,775	39,671
Furniture, fixtures and equipment	147,110	129,513
Software and other	15,255	18,013

	207,201	191,258
Accumulated depreciation and amortization	(121,561)	(108,104)

Total	$85,640	$83,154

   Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $14.0 million, $15.0 million and $16.0 million, respectively.

Accrued Expenses
   Accrued expenses consisted of the following (in thousands):

	December 31,

	2005	2004

Contract related accruals	$51,110	$42,115
Payroll, payroll taxes and fringe benefits	34,051	30,939
Interest	5,434	3,844
Warranty obligations	2,028	3,145
Other	9,126	10,671

Total	$101,749	$90,714

Warranties
   The company assumes warranty obligations in connection with certain transportation management systems contracts. The company records a liability for the expected costs to service estimated warranty claims. Activity in the warranty liability consisted of the following (in thousands):

	2005	2004	2003

Balance at January 1	$3,145	$5,020	$4,554
Accruals during the year	1,537	844	1,473
Reductions during the year	(2,654)	(2,719)	(1,007)

Balance at December 31	$2,028	$3,145	$5,020

4. Debt Obligations
   Long-term obligations, excluding capital lease obligations, consisted of the following (in thousands):

	December 31,

	2005	2004

9% senior notes, interest due semi-annually, principal due in July 2011	$126,425	$126,425
Interest rate swap fair value hedge adjustment on $50 million of 9% senior notes	—	1,844

	126,425	128,269
Less current portion	—	—

Long-term portion	$126,425	$128,269

   The fair value of the 9% senior notes at December 31, 2005 was estimated at approximately $135.3 million based on market trading activity.

Revolving Credit Facility
   The company has a $50.0 million revolving credit facility (the “Revolver”) with the option to increase the amount of the Revolver up to $25 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Revolver bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by the company’s intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of December 31, 2005, there were no borrowings under the Revolver, although $22.5 million of letters of credit were issued under the Revolver. Accordingly, as of December 31, 2005, $27.5 million of the Revolver was available for borrowing.
Debt Extinguishment Transactions
   During 2004, the company repurchased and cancelled $8.6 million of the company’s 9% notes at a cost of $9.6 million.
   During 2003, the company recorded $38.8 million of debt extinguishment expenses in connection with financing transactions in July 2003. The debt extinguishment expenses consisted of accelerated amortization of unamortized debt discount of $20.7 million on notes that were repurchased or redeemed with the proceeds from the issuance of the company’s 9% senior notes, accelerated amortization of debt issuance costs of $10.1 million and $8.0 million in prepayment premiums and other expenses.
Debt Covenants
   Orbital’s 9% senior notes due 2011 and the Revolver contain covenants limiting the company’s ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of December 31, 2005, the company was in compliance with all of these covenants.
Interest Rate Swap
   In 2003, the company entered into an eight-year interest rate swap agreement with a financial institution on a notional amount of $50.0 million, whereby the company would receive fixed-rate interest of 9% in exchange for variable interest payments. This arrangement was designated an effective fair value hedge of $50.0 million of the company’s 9% senior notes due 2011. In June 2005, the company terminated the swap agreement.

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
   For the year ended December 31, 2003, and until the fourth quarter of 2004, Orbital had recorded a valuation allowance to fully reserve its net deferred tax assets based on the company’s assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004 the company determined that based upon a number of factors, including the company’s cumulative taxable income in recent years and expected profitability in future years, substantially all of its net deferred tax assets are “more likely than not” realizable through future earnings. Accordingly, as of December 31, 2004 the company reversed $212.6 million of its deferred income tax valuation allowance and recorded (i) a tax benefit of $156.5 million in the consolidated income statement, (ii) a $39.7 million reduction in goodwill and (iii) a $16.4 million increase to additional paid-in capital. The portion of the reversal recorded as a reduction in goodwill relates to valuation allowances established in prior years in connection with business acquisitions. The portion of the reversal recorded as an increase to additional paid-in capital is primarily related to tax benefits associated with stock option exercises in 2004 and prior years.
   The company’s deferred tax assets and liabilities were (in thousands):

	December 31,

	2005	2004

Deferred Tax Assets:
U.S. Federal and state net operating loss carryforwards	$153,830	$167,284
Capitalized research and development costs	32,128	34,607
Accruals and reserves	14,811	16,478
Tax credit carryforwards	2,919	2,978
Intangible assets and other	1,809	1,977

Total deferred tax assets	205,497	223,324
Valuation allowance	(3,189)	(3,986)

Deferred tax assets, net	202,308	219,338
Deferred Tax Liabilities:
Excess tax depreciation and other	(5,446)	(6,688)

Net deferred tax assets	$196,862	$212,650

   Of the deferred net tax assets at December 31, 2005, $30.6 million are classified as current assets in the consolidated balance sheet, consisting of $15.2 million in U.S. Federal and state net operating loss carryforwards and $15.4 million in accruals and reserves and other. Of the deferred net tax assets at December 31, 2004, $26.7 million are classified as current assets in the consolidated balance sheet, consisting of $10.1 million in U.S. Federal and state net operating loss carryforwards and $16.6 million in accruals and reserves and other. The remaining net deferred tax assets are classified as non-current assets in the consolidated balance sheet.
   The $17.6 million tax provision recorded in 2005 was comprised of $0.6 million in current tax provision and $17.0 million in deferred tax expense. The $155.9 million tax benefit recorded in 2004 was comprised of (i) the $156.5 million deferred tax benefit in connection with the reversal of the valuation allowance discussed above and (ii) a $0.6 million current provision for 2004 alternative minimum taxes and state tax obligations. In 2003, the benefit for income taxes was solely attributable to the refund of state income taxes paid in 2002.
   The income tax provisions (benefits) were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

	Years Ended
	December 31,

	2005	2004	2003

U.S. Federal statutory rate	35.0%	35.0%	35.0%
Investment in former affiliate	—	—	(70.2)
State taxes	4.1	4.1	(5.0)
Other, net	(0.6)	0.6	4.3
Changes in valuation allowance	—	(392.9)	34.6

Effective rate	38.5%	(353.2)%	(1.3)%

   At December 31, 2005, the company had U.S. Federal net operating loss carryforwards (portions of which expire beginning in 2008 through 2024) of approximately $403 million and U.S. research and experimental tax credit carryforwards of approximately $2 million (portions of which expire beginning in 2006 through 2008). These net operating loss carryforwards and tax credits are subject to certain limitations and other restrictions.

7. Commitments and Contingencies
Leases
   Aggregate minimum commitments under non-cancelable operating leases, primarily for office space and equipment rentals, at December 31, 2005 were as follows (in thousands):

2006	$13,751
2007	13,028
2008	11,072
2009	9,980
2010	7,645
Thereafter	39,324

$94,800

   Rent expense for 2005, 2004 and 2003 was $14.9 million, $15.0 million and $14.4 million, respectively.
Litigation
   The company is party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company’s results of operations or financial condition.
U.S. Government Contracts
   The accuracy and appropriateness of costs charged to U.S. government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency or other government agencies. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies.
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
   In the second quarter of 2005, the U.S. government commenced an investigation which the company believes is focused on contracting matters related to certain U.S. government launch vehicle programs. The company cannot predict whether the government ultimately will conclude that there have been violations of any federal contracting laws, policies or procedures, or any other applicable laws. Should any such violations be alleged or found, the company could face the possibility of criminal, civil and/or administrative penalties depending on the nature of such violations.

8. Share-Based Plans and Equity Transactions
Stock Option and Incentive Plans
   The company has stock option and incentive plans whereby the company may grant incentive or non-qualified stock options, restricted stock or restricted stock units and certain other instruments to employees, directors, consultants and advisers of the company. As of December 31, 2005, up to 2.3 million shares of common stock are available for grant under the plans. The exercise price of options granted under the plans must be at least equal to the fair market value of the company’s common stock on the date of grant. Options and restricted stock units generally vest over three years. Options expire no more than ten years following the grant date.
   On October 26, 2005, the company modified 348,793 of its unvested stock options that were previously awarded to the company’s employees with an exercise price greater than $11.28, such that the stock options became fully vested on that date. The company’s stock price was $11.28 on the date of the modification. The primary purpose of this vesting acceleration was to eliminate approximately $400,000 in compensation expense that the company would have recognized in its consolidated income statement after the adoption of SFAS No. 123(R) on January 1, 2006.
   The following two tables summarize information regarding the company’s stock options for the last three years:

			Weighted
			Average	Outstanding
	Number of	Option Price	Exercise	and
Options	Shares	Per Share	Price	Exercisable

Outstanding at December 31, 2002	6,123,727	$1.30-$43.31	$10.53	4,397,349
Granted	2,492,428	4.33-8.95	6.38
Exercised	(639,323)	3.45-5.79	3.85
Cancelled or expired	(637,095)	3.45-43.31	18.31

Outstanding at December 31, 2003	7,339,737	1.30-43.31	9.01	4,854,429
Granted	1,154,500	9.77-12.62	12.09
Exercised	(1,167,478)	1.30-12.25	4.54
Cancelled or expired	(284,222)	3.45-36.50	20.18

Outstanding at December 31, 2004	7,042,537	1.30-43.31	9.80	4,924,708
Granted	97,500	9.16-11.49	10.73
Exercised	(477,488)	2.95-12.40	5.94
Cancelled or expired	(130,410)	3.45-30.69	12.43

Outstanding at December 31, 2005	6,532,139	$1.30-$43.31	$10.06	5,708,941

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at Dec. 31, 2005	Contractual Life	Exercise Price	at Dec. 31, 2005	Exercise Price

$1.30-$5.79	2,365,717	6.40	$4.78	1,999,293	$4.62
6.15-12.05	2,218,435	5.97	9.60	1,761,661	10.07
12.18-43.31	1,947,987	3.13	16.98	1,947,987	16.98

$1.30-$43.31	6,532,139	5.28	$10.06	5,708,941	$10.52

   In 1999, the company adopted an Employee Stock Purchase Plan (“ESPP”) for employees of the company. The ESPP has quarterly offering periods and allows employees to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of the offering period. During the three years ended December 31, 2005, employees purchased approximately 600,000 shares of Orbital’s common stock under the ESPP. As of December 31, 2005, up to 1.2 million additional shares of common stock are available for purchase under the ESPP.
   On October 26, 2005, the company granted 745,000 restricted stock units (“RSU”) valued at $11.28 each, all of which were outstanding as of December 31, 2005. Each RSU entitles the holder to receive from the company one share of common stock on the date of vesting. The cost of these units is amortized over the three-year vesting period, and the company recorded $1.4 million of such amortization expense in 2005.
Warrants
   In August 2002, the company issued 135,000 warrants to purchase approximately 16.5 million shares of the company’s common stock as part of a sale of units consisting of notes and warrants. Each warrant is exercisable for up to 122.23 shares of Orbital’s common stock at an exercise price of $3.86 per share for a period of four years from the date of their issuance. As of December 31, 2005, 75,390 of these warrants had been exercised.
   During 2004, 2.4 million common stock warrants with a $4.82 exercise price that had originally been issued in 2001 were exercised. The warrants expired on August 31, 2004. The company received $11.4 million of proceeds from the warrant exercises during 2004. A total of 2.1 million warrants expired unexercised.
Stockholder Rights Plan
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

Securities Repurchase Transactions
   In April 2005, the company’s Board of Directors authorized the purchase of up to $50 million of the company’s outstanding securities over a 12-month period. The company may repurchase its 9% senior notes due 2011, common stock or common stock warrants that expire in 2006, or a combination thereof. Shares of common stock may be purchased from time to time in the open market, by block purchase or in negotiated transactions. The warrants and notes may be purchased in negotiated transactions. The timing, amount and type of securities to be repurchased will be determined based on our loan covenants, market conditions and other factors. The company repurchased and retired 3.17 million shares of its common stock at a cost of $34.6 million during 2005 under this securities purchase program. As of December 31, 2005, $15.4 million of additional possible repurchases are authorized for 2006.
9. Supplemental Disclosures
Defined Contribution Plan
   At December 31, 2005, the company had a defined contribution plan (the “Plan”) generally covering all full-time employees. Company contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors and were $8.7 million, $8.1 million and $6.8 million during 2005, 2004 and 2003, respectively. The company’s 2005 and 2004 contributions were made solely in the form of cash. The company’s 2003 contributions consisted of $1.2 million in cash and 800,000 shares of Orbital common stock, which employees are permitted to exchange into other investment alternatives.
Deferred Compensation Plan
   The company has a deferred compensation plan for senior managers and executive officers. At December 31, 2005 and 2004, liabilities related to this plan totaling $5.2 million and $4.9 million, respectively, were included in accrued expenses.
Cash Flow
   Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Interest paid	$10,156	$11,224	$15,781
Income taxes paid (refunds received)	559	529	(265)

10. Summary of Selected Quarterly Financial Data (Unaudited)
   The following is a summary of selected quarterly financial data for the previous two years (in thousands, except per share data).

	Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

2005
Revenues	$167,149	$177,403	$159,324	$199,574
Gross profit	27,811	32,485	30,113	34,277
Income from operations	12,217	14,706	12,233	13,797
Net income	6,152	7,584	6,810	7,617
Basic income per share	0.11	0.14	0.13	0.14
Diluted income per share	0.10	0.12	0.11	0.12
2004(1)
Revenues	$151,372	$177,683	$171,695	$175,185
Gross profit	24,918	29,651	29,237	25,342
Income from operations	14,205	14,509	14,323	12,286
Net income	11,494	11,053	11,395	166,058
Basic income per share	0.24	0.23	0.23	3.22
Diluted income per share	0.18	0.17	0.18	2.58

(1)	Operating income included a $2.5 million gain recorded as a credit to net settlement expenses in the first quarter of 2004 related to the company’s sale of senior subordinated notes which the company had received in 2003 from a former affiliate. Net income included a $156.5 million income tax benefit in the fourth quarter of 2004 related to a deferred tax valuation allowance reversal.

ORBITAL SCIENCES CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

		Additions

			Charged/
	Balance at	Charged to	Credited to		Balance
	Start of	Costs and	Other		At End of
Description	Period	Expenses	Accounts	Deductions	Period

YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts	$2,086	$66	—	$(1,965)	$187
Allowance for obsolete inventory	3,233	406	—	(806)	2,833
Deferred income tax valuation allowance	232,244	—	12,913	—	245,157
YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	187	—	—	(10)	177
Allowance for obsolete inventory	2,833	156	—	—	2,989
Deferred income tax valuation allowance	245,157	—	—	(241,171)	3,986
YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	177	—	—	(62)	115
Allowance for obsolete inventory	2,989	233	—	(2,602)	620
Deferred income tax valuation allowance	3,986	—	—	(797)	3,189

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
   Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information
   None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
   The information required by this Item is included under the captions “Executive Officers of the Registrant” in Part I above and under the captions “Proposal 1 — Election of Directors — Directors to be Elected at the 2006 Meeting, — Directors Whose Terms Expire in 2007, — Directors Whose Terms Expire in 2008,” “Corporate Governance — Code of Business Conduct and Ethics,” “Information Concerning the Board and Its Committees — Our Committees” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 21, 2006 and is incorporated herein by reference.

Item 11.	Executive Compensation
   The information required by this Item is included under the captions “Executive Compensation — Summary Compensation Table, — Option Grants in Last Fiscal Year, — Aggregated Option Exercises During 2005 and December 31, 2005 Option Values, — Indemnification Agreements, — Executive Employment Agreements, — Compensation Committee Interlocks and Insider Participation” and “Information Concerning the Board and Its Committees — Director Compensation” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 21, 2006 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
   The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005.

			Number of Securities
			Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to be	Exercise Price of	Equity Compensation
	Issued Upon Exercise of	Outstanding	Plans (excluding
	Outstanding Options,	Options, Warrants	securities reflected
Plan Category	Warrants and Rights	and Rights	in first column)

Equity Compensation Plans Approved by Security Holders(a)	1,510,162	$16.27	1,755,000
Equity Compensation Plans Not Approved by Security Holders(b)	5,766,977	$8.59	503,084

Total	7,277,139	$10.18	2,258,084

(a)	The equity compensation plans approved by our stockholders include our 1990 Stock Option Plan, our Non-Employee Director Stock Option Plan, our 1997 Stock Option and Incentive Plan (“1997 Option Plan”) and our 2005 Stock Incentive Plan (“2005 Stock Plan”). A subsequent amendment in 1998 to the 1997 Option Plan increasing the total number of authorized shares thereunder to 3,200,000 also was approved by our stockholders. For purposes of reporting on the options outstanding under the 1997 Option Plan, we have assumed that all 3,200,000 shares approved by stockholders were issued during 1997 and 1998. Our stockholders approved the 2005 Stock Plan at our annual meeting of stockholders on April 28, 2005. The 2005 Stock Plan has a maximum of 2,500,000 shares available for issuance, subject to adjustment upon the occurrence of certain events. The share numbers shown in this row do not include shares that may be issued under the company’s 1999 Employee Stock Purchase Plan, which currently has approximately 1,230,000 shares available for issuance.

(b)	As permitted by the then applicable rules of the NYSE, in 1999, 2000, 2001 and 2002, we amended the 1997 Option Plan to increase the number of securities available for issuance under that plan by 1,800,000, 1,800,000, 1,800,000 and 2,000,000 shares, respectively, without seeking the approval of our stockholders. As of December 31, 2005, the 1997 Option Plan provided for awards of up to 10,600,000 incentive or non-qualified stock options and shares of restricted stock to employees, directors, consultants and advisers of the company and its subsidiaries without giving effect to any exercises or cancellations. Under the terms of the 1997 Option Plan, options may not be issued at less than 100% of the fair market value of the company’s common stock on the date of grant. Options under the 1997 Option Plan vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-third increments over a three-year period following the date of grant or in equal one-third increments, with one-third vesting on the grant date, an additional one-third vesting on the first anniversary of the grant date and the remaining one-third vesting on the second anniversary of the grant date. Options expire no more than 10 years following the grant date. The 1997 Option Plan also provides for automatic grants of non-qualified stock options to our non-employee directors.

   The information required by this Item is also included under the caption “Ownership of Common Stock” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 21, 2006 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
   None.

Item 14.	Principal Accounting Fees and Services
   The information required by this Item is included under the caption “Other Matters — Fees of Independent Auditors, — Pre-Approval of Audit and Non-Audit Services” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 21, 2006 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
   (a) Documents filed as part of this Report:

1.	Financial Statements. The following financial statements, together with the report of independent registered public accounting firm, are filed as a part of this report:

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

Dated: March 3, 2006	ORBITAL SCIENCES CORPORATION

	By:	/s/ David W. Thompson David W. Thompson Chairman of the Board and Chief Executive Officer
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: March 3, 2006

Signature:	Title:

/s/ David W. Thompson David W. Thompson	Chairman of the Board and Chief Executive Officer, Director (Principal Executive Officer)

/s/ James R. Thompson James R. Thompson	Vice Chairman, President and Chief Operating Officer, Director

/s/ Garrett E. Pierce Garrett E. Pierce	Vice Chairman and Chief Financial Officer, Director (Principal Financial Officer)

/s/ N. Paul Brost N. Paul Brost	Senior Vice President, Finance

/s/ Hollis M. Thompson Hollis M. Thompson	Vice President and Controller (Principal Accounting Officer)

/s/ Edward F. Crawley Edward F. Crawley	Director

/s/ Daniel J. Fink Daniel J. Fink	Director

/s/ Lennard A. Fisk Lennard A. Fisk	Director

/s/ Robert M. Hanisee Robert M. Hanisee	Director

/s/ Robert J. Hermann Robert J. Hermann	Director

/s/ Ronald T. Kadish Ronald T. Kadish	Director

/s/ Janice I. Obuchowski Janice I. Obuchowski	Director

/s/ James G. Roche James G. Roche	Director

/s/ Frank L. Salizzoni Frank L. Salizzoni	Director

/s/ Harrison H. Schmitt Harrison H. Schmitt	Director

/s/ Scott L. Webster Scott L. Webster	Director

EXHIBIT INDEX
   The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).
4.2	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003).
4.3	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on July 18, 2003).
4.4	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on August 27, 2002).
4.5	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on August 27, 2002).
4.6	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
4.7	Rights Agreement dated as of October 22, 1998, between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).
4.8	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).
10.1	Amended and Restated Credit Agreement dated as of December 29, 2004, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, as documentation agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

Exhibit
Number	Description of Exhibit

10.2	Amended and Restated Security Agreement dated as of December 29, 2004, by and between Orbital Sciences Corporation, Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.3	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated May 18, 1999 (incorporated by reference to Exhibit 10.4 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.4	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated April 5, 1999 (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.5	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated December 1, 1999 (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.6	Sale/Leaseback Agreement, dated September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990).
10.7	First Amendment to Sale/Leaseback Agreement, dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company’s annual Report on Form 10-K for the year ended December 31, 1991).
10.8	Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*
10.9	Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*
10.10	Amended and Restated Orbital Sciences Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.11	Orbital Sciences Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on May 2, 2005).
10.12	Orbital Sciences Corporation 2003 Nonqualified Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).*
10.13	Executive Relocation Agreement between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group dated August 7, 2003 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.14	First Amendment to Executive Relocation Agreement between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group dated April 28, 2005 (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.15	Executive Employment Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*

Exhibit
Number	Description of Exhibit

10.16	Executive Employment and Change of Control Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*
10.17	Supplemental Employment Agreement between Garrett E. Pierce and Orbital Sciences Corporation dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).*
10.18	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10.19	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.20	Purchase Contract dated as of March 27, 2002, by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2003).**
10.21	Amendment, dated as of January 13, 2005, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.22	Amendment, dated as of January 18, 2006, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (transmitted herewith).
10.23	Form of Executive Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*
10.24	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*
10.25	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).*
10.26	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.27	Form of Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.28	Non-Employee Director Compensation Program (transmitted herewith).*
12	Statement re Computation of Ratio of Earnings to Fixed Charges (transmitted herewith).
23	Consent of PricewaterhouseCoopers LLP (transmitted herewith).
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

Exhibit
Number	Description of Exhibit

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

*	Management Contract or Compensatory Plan or Arrangement.

**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 of the Securities Exchange Act of 1934, as amended.