Form 10-Q
period 2006-03-31
ORBITAL SCIENCES CORP /DE/
filed 2006-04-26
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of April 24, 2006, 55,054,957 shares of the registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,559	$158,849
Restricted cash	6,294	6,294
Receivables, net	146,677	131,251
Inventories, net	21,465	19,006
Deferred income taxes, net	32,053	30,614
Other current assets	4,048	6,473

Total current assets	391,096	352,487

Property, plant and equipment, net	86,648	85,640
Goodwill	55,551	55,551
Deferred income taxes, net	160,308	166,248
Other non-current assets	8,668	8,864

Total assets	$702,271	$668,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$76	$76
Accounts payable and accrued expenses	118,282	116,153
Deferred revenues	53,243	30,281

Total current liabilities	171,601	146,510

Long-term obligations, net of current portion	126,441	126,459
Other non-current liabilities	65	87

Total liabilities	298,107	273,056

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 55,194,946 and 55,032,244 shares outstanding, respectively	552	550
Additional paid-in capital	591,242	591,604
Accumulated deficit	(187,630)	(196,420)

Total stockholders’ equity	404,164	395,734

Total liabilities and stockholders’ equity	$702,271	$668,790

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except share data)

	Quarters Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues	$192,137	$167,149
Costs of goods sold	154,309	139,338

Gross profit	37,828	27,811

Research and development expenses	2,171	1,032
Selling, general and administrative expenses	19,800	14,562

Income from operations	15,857	12,217

Interest expense	(3,059)	(2,780)
Interest income and other	2,357	757

Income before income taxes	15,155	10,194
Provision for income taxes	(6,365)	(4,042)

Net income	$8,790	$6,152

Basic net income per share	$0.16	$0.11

Diluted net income per share	$0.14	$0.10

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$8,790	$6,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,534	3,636
Deferred taxes	4,501	3,896
Amortization of debt issuance costs	153	153
Other	732	(204)
Changes in assets and liabilities	10,561	(4,090)

Net cash provided by operating activities	28,271	9,543

Cash Flows From Investing Activities:
Capital expenditures	(5,651)	(4,467)
Change in cash restricted for letters of credit, net	—	30

Net cash used in investing activities	(5,651)	(4,437)

Cash Flows From Financing Activities:
Payments on long-term obligations	(18)	(77)
Repurchase of common stock	(7,954)	—
Net proceeds from issuances of common stock	5,523	427
Tax benefit of share-based compensation	1,539	—

Net cash (used in) provided by financing activities	(910)	350

Net increase in cash and cash equivalents	21,710	5,456

Cash and cash equivalents, beginning of period	158,849	125,504

Cash and cash equivalents, end of period	$180,559	$130,960

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
(Unaudited)
(1) Basis of Presentation
     Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small rockets and space systems for commercial, military and civil government customers. The company’s primary products are satellites and launch vehicles, including low-orbit, geosynchronous-orbit and planetary spacecraft for communications, remote sensing, scientific and defense missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. Orbital also offers space-related technical services to government agencies and develops and builds satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.
     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results expected for the full year.
(2) Preparation of Condensed Consolidated Financial Statements
     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of liabilities recorded for various reserves, contract risks and other uncertainties. Actual results could differ from these estimates and assumptions.
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
     The primary products and services from which the company’s reportable segments derive revenues are:
•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into low-Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Related Space Systems. Satellites and interplanetary spacecraft for communications, remote sensing, scientific and military missions, satellite subsystems and space-related technical services.

•	Transportation Management Systems. Software-based systems that combine satellite navigation and wireless communications to enable municipal transit and other fleet operators to manage and dispatch vehicles.
     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended March 31,
	2006	2005
Launch Vehicles:
Revenues	$78,712	$79,977
Operating income	9,015	8,988
Identifiable assets	114,141	114,882	(1)
Capital expenditures	1,283	2,217
Depreciation	1,242	1,390
Satellites and Related Space Systems:
Revenues(2)	$107,484	$82,410
Operating income	6,486	2,833
Identifiable assets	154,752	135,903	(1)
Capital expenditures	3,579	1,931
Depreciation	1,375	1,207
Transportation Management Systems:
Revenues	$7,948	$7,067
Operating income	356	396
Identifiable assets	18,496	19,251	(1)
Capital expenditures	86	134
Depreciation	144	168
Corporate and Other:
Revenues(2)	$(2,007)	$(2,305)
Operating income	—	—
Identifiable assets	414,882	398,754	(1)
Capital expenditures	703	185
Depreciation	773	871
Consolidated:
Revenues	$192,137	$167,149
Operating income	15,857	12,217
Identifiable assets	702,271	668,790	(1)
Capital expenditures	5,651	4,467
Depreciation	3,534	3,636

(1)	As of December 31, 2005.

(2)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and related space systems revenues include $1.4 million and $2.2 million of the intersegment sales in the quarters ended March 31, 2006 and 2005, respectively.
(4) Receivables
     Receivables consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Billed	$30,020	$31,546
Unbilled	116,772	99,820
Allowance for doubtful accounts	(115)	(115)

Total	$146,677	$131,251

     As of March 31, 2006 and December 31, 2005, unbilled receivables included $17.0 million and $16.8 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria. Additionally, some satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. As of March 31,

2006 and December 31, 2005, up to $31.3 million and $27.9 million, respectively, of revenues recognized under such contracts could be reversed if satellite performance criteria were not met. The company generally procures insurance policies that would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.
(5) Inventories
     Inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Inventories	$22,085	$19,626
Allowance for inventory obsolescence	(620)	(620)

Total	$21,465	$19,006

     Substantially all of the company’s inventory consisted of component parts and raw materials.
(6) Warranties
     The company has warranty obligations in connection with certain transportation management systems contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. Activity in the warranty liability consisted of the following (in thousands):

	Quarter Ended	Quarter Ended
	March 31, 2006	March 31, 2005
Balance at beginning of period	$2,028	$3,145
Accruals during the period	151	343
Reductions during the period	(390)	(689)

Balance at end of period	$1,789	$2,799

(7) Earnings Per Share
     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarter Ended	Quarter Ended
	March 31, 2006	March 31, 2005
Weighted average of outstanding shares for basic EPS	55,083	55,157
Dilutive effect of outstanding stock options, units and warrants	7,239	8,304

Shares for diluted EPS	62,322	63,461

(8) Comprehensive Income
     Comprehensive income in the quarters ended March 31, 2006 and 2005 was equal to net income. Accumulated other comprehensive income as of March 31, 2006 and December 31, 2005 was $0.
(9) Debt
     As of March 31, 2006 and December 31, 2005, the company had $126.4 million of 9% senior notes due in July 2011 with interest due semi-annually. The fair value of the company’s senior notes at March 31, 2006 and December 31, 2005 was estimated at $135.6 million and $135.3 million, respectively, based on market trading activity.
     The company has a $50.0 million revolving credit facility (the “Revolver”) with the option to increase the amount of the Revolver up to $25 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Revolver bear interest at either LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by the company’s intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of March 31, 2006, there were no borrowings under the Revolver, although $22.4 million of letters of credit were issued under the Revolver. Accordingly, as of March 31, 2006, $27.6 million of the Revolver was available for borrowing.
     Orbital’s 9% senior notes due 2011 and the Revolver contain covenants limiting the company’s ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of March 31, 2006, the company was in compliance with all of these covenants.
(10) Share-Based Compensation
     Effective January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The company also followed the disclosure requirements of Statement of

Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”).
     The company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation. For the three months ended March 31, 2006, the company recorded a total of $2.6 million of share-based compensation expense and $0.8 million of related income tax benefit. At January 1, 2006, the company had no material cumulative effect associated with adopting SFAS No. 123(R).
Share-Based Compensation Plans
     The company’s share-based incentive plans permit the company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisers of the company. Restricted stock units and stock options generally vest over three years. The exercise price of options granted under the plans must be at least equal to the fair market value of the company’s common stock on the date of grant. Options expire no more than ten years following the grant date. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares. As of March 31, 2006, up to 2.2 million shares of common stock were available for grant under the plans.
     The company also has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of quarterly offering periods. As of March 31, 2006, up to 1.2 million shares of common stock were available for purchase under the ESPP. During the quarter ended March 31, 2006, compensation expense associated with the ESPP was $0.2 million.
Share-Based Transactions
     The following tables summarize restricted stock unit and stock option transactions during the quarter ended March 31, 2006:

	Restricted Stock Units		Options
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
	Number of	Grant Date	Number of	Exercise	Contractual
	Units	Fair Value	Shares	Price	Term (Years)
Outstanding at December 31, 2005	745,000	$11.28	6,532,139	$10.06	5.28
Granted	8,000	14.79	55,000	12.98
Exercised	—	—	(670,433)	7.70
Forfeited	(5,000)	11.28	(8,538)	7.05
Expired	—	—	(159,682)	13.02

Outstanding at March 31, 2006	748,000	$11.32	5,748,486	$10.28	5.16

     The fair value of the restricted stock units granted was based on the closing market price of the company’s common stock on the date of the award.

     The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$1.30-$5.79	2,052,734	6.15	$4.79	1,787,349	$4.64
6.15-12.05	1,963,358	5.70	9.66	1,560,248	10.24
12.18-43.31	1,732,394	3.39	17.47	1,677,394	17.62

$1.30-$43.31	5,748,486	5.16	$10.28	5,024,991	$10.71

     The fair value of options granted during the quarter ended March 31, 2006 was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. The company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted in the quarter ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
     The fair value of options granted during the quarter ended March 31, 2006 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Volatility	51%
Risk-free interest rate	4.35%
Weighted-average fair value per share at grant date	$6.11
Expected dividend yield	—
Expected life of options (years)	4.5
     The total grant date fair value of stock options that were granted during the quarter ended March 31, 2006 was $0.3 million.
     During the quarter ended March 31, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) was $4.7 million, and the total amount of cash received from the exercise of these options was $5.1 million. The tax benefit recorded for tax deductions associated with share-based compensation plans totaled $1.5 million for the quarter ended March 31, 2006 and was recorded as a credit to additional paid-in capital.
     As of March 31, 2006, the aggregate intrinsic value of stock options that are fully vested or are expected to vest was $38.1 million. In addition, as of March 31, 2006, unrecognized compensation cost related to non-vested stock options was $0.5 million, substantially all of which will be fully amortized by December 31, 2006.

     No restricted stock units vested during the quarter ended March 31, 2006. As of March 31, 2006, the aggregate intrinsic value of restricted stock units that are expected to vest was $11.2 million. In addition, as of March 31, 2006, unrecognized compensation cost related to non-vested restricted stock units was $4.5 million, which is expected to be recognized over a weighted-average period of 1.25 years.
     Prior to adoption of SFAS No. 123(R), the company did not recognize compensation expense for employee stock option grants, when the exercise price of the company’s employee stock options equaled the market price of the underlying stock on the date of grant. For the quarter ended March 31, 2005, the company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 on the company’s net income and earnings per share. This information and the assumptions used for the quarter ended March 31, 2005 are summarized as follows:

Volatility	57%
Risk-free interest rate	3.39%
Weighted-average fair value per share at grant date	$5.07
Expected dividend yield	—
Expected life of options (years)	3.5
     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan for the quarter ended March 31, 2005 (in thousands, except per share amounts):

Net income, as reported	$6,152
Stock-based employee compensation expense per fair-value-based method	(722)

Pro forma net income	$5,430

Earnings per share:
Basic—as reported	$0.11
Basic—pro forma	$0.10

Diluted—as reported	$0.10
Diluted—pro forma	$0.09
(11) Commitments and Contingencies
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
     In the second quarter of 2005, the U.S. government commenced an investigation which the company believes is focused on contracting matters related to certain U.S. government launch vehicle programs. The company cannot predict whether the government ultimately will conclude that there have been violations by the company of any federal contracting laws, policies or procedures, or any other applicable laws. Should any such violations be alleged or found, the company could face the possibility of criminal, civil and/or administrative penalties depending on the nature of such violations.
Litigation
     The company is party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company’s results of operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters Ended March 31, 2006 and 2005,” “Segment Results for the Quarters Ended March 31, 2006 and 2005,” “Backlog,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2005, may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.
     We develop and manufacture small rockets and space systems for commercial, military and civil government customers. Our primary products are satellites and launch vehicles, including low-orbit, geosynchronous-orbit and planetary spacecraft for communications, remote sensing, scientific and defense missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. We also offer space-related technical services to government agencies and develop and build satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.
Consolidated Results of Operations for the Quarters Ended March 31, 2006 and 2005
     Revenues — Our first quarter 2006 revenues were $192.1 million, up 15% over first quarter 2005 revenues of $167.1 million. This increase was primarily due to a 30% increase in satellites and related space systems segment revenues that was driven by growth in the communications satellites product line related to progress on several new satellite contracts awarded in 2005. The growth in communications satellites revenues was offset partially by a revenue decrease in the science, technology and defense satellites product line due to a significant reduction in contract activity on a satellite that was substantially completed in the first quarter of 2006. Launch vehicles segment revenues decreased marginally due to lower revenues from the target vehicle and space launch vehicle product lines, partially offset by slightly higher interceptor launch vehicles product line revenues. Transportation management systems segment revenues increased 12% largely driven by work on several new contracts started in 2005.
     Gross Profit — Our consolidated gross profit increased 36% to $37.8 million in the first quarter of 2006 from $27.8 million in the first quarter of 2005. Gross profit in the first quarter of 2006, as compared to the same period in 2005, reflected increases of $7.8 million, or 74%, in our satellites and related space systems segment, $1.9 million, or 12%, in our launch vehicles segment and $0.3 million, or 18%, in our transportation management systems segment. The increase in gross profit in our satellites and related space systems segment was principally due to higher revenues, driven by an increased level of contract activity in 2006, and improved contract profitability in the communications satellites product line.

     Research and Development Expenses — Research and development expenses are comprised of our self-funded product research and development activities and exclude direct customer-funded development activities. Research and development expenses were $2.2 million, or 1% of revenues, and $1.0 million, or 1% of revenues, in the first quarter of 2006 and 2005, respectively. These expenses related primarily to the development of enhanced launch vehicles and satellites.
     Selling, General and Administrative Expenses — Selling, general and administrative expenses were $19.8 million, or 10% of revenues, and $14.6 million, or 9% of revenues, in the first quarter of 2006 and 2005, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as the costs of marketing, advertising, promotional and other selling expenses. Selling, general and administrative expenses increased primarily due to stock-based compensation expenses that were recorded in 2006, as discussed below, and a $2.6 million increase in bid, proposal and marketing costs.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. During the first quarter of 2006, we recorded $0.5 million in share-based compensation expense primarily related to stock options. In addition, the first quarter 2006 included $2.1 million of amortization expense related to restricted stock units granted in the fourth quarter of 2005. The majority of these costs are reported in selling, general and administrative expenses and the remainder are reported in cost of goods sold.
     Interest Expense — Interest expense was $3.1 million and $2.8 million for the first quarter of 2006 and 2005, respectively.
     Interest Income and Other — Interest income and other was $2.4 million and $0.8 million for the first quarter of 2006 and 2005, respectively. The quarter-over-quarter increase was primarily due to larger interest income as a result of higher interest rates and higher short-term invested cash balances.
     Income Taxes — We recorded income tax expense of $6.4 million and $4.0 million in the first quarter of 2006 and 2005, respectively, reflecting an annualized effective income tax rate of 42.0% and 39.7%, respectively. The increase in the effective tax rate is primarily due to an increase in non-deductible expenses in 2006.
     Net Income — Our net income for the first quarter of 2006 was $8.8 million, compared to net income of $6.2 million in the first quarter of 2005.

Segment Results for the Quarters Ended March 31, 2006 and 2005
     Our products and services are grouped into three reportable segments: (i) launch vehicles, (ii) satellites and related space systems and (iii) transportation management systems. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended
	March 31,
	2006	2005
Revenues:
Launch Vehicles	$78,712	$79,977
Satellites and Related Space Systems	107,484	82,410
Transportation Management Systems	7,948	7,067
Corporate and Other	(2,007)	(2,305)

Total	$192,137	$167,149

Income from Operations:
Launch Vehicles	$9,015	$8,988
Satellites and Related Space Systems	6,486	2,833
Transportation Management Systems	356	396
Corporate and Other	—	—

Total	$15,857	$12,217

     Launch Vehicles — Launch vehicles segment revenues decreased 2% primarily due to marginal decreases in our target launch vehicles and our space launch vehicles product lines, partially offset by a marginal increase in our interceptor launch vehicles product line. In our interceptor launch vehicles product line, we are developing and manufacturing interceptor boosters designed to defend against ballistic missile attacks, including the midcourse-phase Orbital Boost Vehicle (“OBV”) and the boost-phase Kinetic Energy Interceptors (“KEI”) programs directed by the U.S. Missile Defense Agency. Our interceptor launch vehicles product line accounted for $46.2 million and $45.8 million in revenues, or 59% and 57% of total segment revenues in the first quarter of 2006 and 2005, respectively.
     Operating income in the launch vehicles segment remained relatively constant quarter-over-quarter. Operating income from our missile defense interceptor launch vehicles product line continued to be the largest contributor to this segment’s operating income, reporting $5.5 million operating profit in the first quarter of 2006 and $6.0 million in the first quarter of 2005, or 61% and 66%, respectively, of total operating income in this segment. The launch vehicles segment’s operating margin (as a percentage of revenues) improved slightly to 11.5% in the first quarter of 2006, compared to 11.2% in the first quarter of 2005.
     Satellites and Related Space Systems — Satellites and related space systems segment revenues increased 30% driven by significant growth in revenues in our communications satellites product line. Revenues increased $44.9 million in our communications satellites product line primarily related to progress on several new satellite contracts awarded in 2005. The growth in communications satellites revenues was offset partially by a revenue decrease in the science, technology and defense satellites product line largely due to a significant reduction in contract activity on a satellite that was substantially completed in the first quarter of 2006.
     Operating income in the satellites and related space systems segment increased 129% due to significant growth in our communications satellites product line primarily attributable to the new satellite contracts started in 2005 and a favorable profit adjustment on a communications satellite program. The improvement in communications satellite operating income was partially offset by an operating income decrease in our science, technology and defense satellites product line, consistent with the revenue decline in this product line. This segment’s operating margin (as a percentage of revenues) improved to 6.0% in the first quarter of 2006, compared to 3.4% in the first quarter of 2005, primarily due to the operating profit increase in the communications satellites product line.
     Transportation Management Systems — Transportation management systems segment revenues increased 12% largely driven by work on several new contracts started in 2005. Operating income remained relatively consistent quarter-over-quarter. This segment’s operating margin (as a percentage of revenues) was 4.5% in the first quarter of 2006, compared to 5.6% in the first quarter of 2005.
     Corporate and Other — Corporate and other revenues were comprised solely of the elimination of intercompany revenues.
Backlog
     Our firm backlog was approximately $1.38 billion at March 31, 2006 and $1.26 billion at December 31, 2005. We expect approximately $485 million of the March 31, 2006 firm backlog to be recognized as revenue during the remainder of 2006. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.
     Total backlog was $2.92 billion at March 31, 2006 and $2.90 billion at December 31, 2005. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.
Liquidity and Capital Resources
     Cash Flow from Operating Activities — Cash flow from operating activities in the first quarter of 2006 was $28.3 million as compared to $9.5 million in the first quarter of 2005. The increase in 2006 as compared to 2005 was primarily due to cash flows resulting from changes in assets and liabilities. The first quarter of 2006 includes a $10.6 million favorable adjustment resulting from net changes in assets and liabilities, primarily due to a $23.0 million increase in deferred revenues, offset partially by a $15.4 million increase in receivables. The increase in deferred revenues was due primarily to cash received in advance of contract performance related to communications satellite programs. The increase in receivables was consistent with revenue growth in the quarter.
     Cash Flow from Investing Activities — In the first quarter of 2006, we spent $5.7 million for capital expenditures, as compared to $4.5 million in the first quarter of 2005. The increase in capital expenditures is primarily related to additional integration and test equipment to support the growth requirements of our satellites and related space systems segment.
     Cash Flow from Financing Activities — In the first quarter of 2006, we repurchased and retired 552,500 shares of our common stock at a cost of $8.0 million.
     During the first quarter of 2006 and 2005, we received $5.5 million and $0.4 million respectively, from the issuance of common stock in connection with stock option and warrant exercises and our employee stock purchase plan.
     As of March 31, 2006 and December 31, 2005, we had $126.4 million of 9% senior notes due July 2011 with interest due semi-annually. The fair value of our senior notes at March 31, 2006 was estimated at $135.6 million, based on market trading activity.
     We have a $50.0 million revolving credit facility (the “Revolver”) with the option to increase the amount of the Revolver up to $25 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Revolver bear interest at either LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by our intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of March 31, 2006, there were no borrowings under the Revolver, although $22.4 million of letters of credit were issued under the Revolver. Accordingly, as of March 31, 2006, $27.6 million of the Revolver was available for borrowing.
     Our 9% senior notes due 2011 and our $50 million Revolver contain covenants limiting our ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of March 31, 2006, we were in compliance with all of these covenants.
     Available Cash and Future Funding — At March 31, 2006, we had $180.6 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
     In April 2005, our Board of Directors authorized the purchase of up to $50 million of our outstanding securities over a 12-month period. We purchased and retired 552,500 shares of our common stock at a cost of $8.0 million during the first quarter of 2006 under this securities purchase program. As of March 31, 2006, $7.5 million of additional possible purchases could be transacted under this purchase program.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2006, we had $3.5 million of receivables denominated in Japanese yen and $4.5 million denominated in Singapore dollars.
     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At March 31, 2006, we had no material foreign currency forward exchange contracts.
     The fair market value of our outstanding 9% senior notes due 2011 was estimated at approximately $135.6 million at March 31, 2006, based on market trading activity.
     We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $5.6 million at March 31, 2006. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On May 26, 2005, the United States Attorney’s Office for the District of Arizona commenced an investigation which we believe is focused on contracting matters related to certain U.S. government launch vehicle programs. We are cooperating fully with U.S. government authorities in connection with this investigation, and management strongly supports and is committed to the U.S. government’s procurement integrity processes. We cannot predict whether the government ultimately will conclude that there have been violations by us of any federal contracting laws, policies or procedures, or any other applicable laws. Should any such violations be alleged or found, we could face the possibility of criminal, civil and/or administrative penalties depending on the nature of such violations.
We are party to certain litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or proceedings will have a material adverse effect on our results of operations or financial condition.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.

(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our repurchase of common stock during the quarter ended March 31, 2006. The purchases were made in open market transactions.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share	Programs [1]	Programs [1]
January 1, 2006 to January 31, 2006	132,700	$12.95	132,700	$13,713,615
February 1, 2006 to February 28, 2006	32,300	$12.96	32,300	$13,294,916
March 1, 2006 to March 31, 2006	387,500	$15.02	387,500	$7,472,881

TOTAL	552,500	$14.41	552,500	$7,472,881

(1)	On April 21, 2005, we announced the company’s plan, subject to certain conditions, to repurchase up to $50 million of outstanding debt and equity securities, including our common stock. This plan expires on April 20, 2006.
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

ORBITAL SCIENCES CORPORATION

DATED: April 26, 2006	By:	/s/ David W. Thompson

David W. Thompson
Chairman and Chief Executive Officer

DATED: April 26, 2006	By:	/s/ Garrett E. Pierce

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