Form 10-Q
period 2006-06-30
ORBITAL SCIENCES CORP /DE/
filed 2006-07-26
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of July 24, 2006, 59,694,032 shares of the registrant’s Common Stock were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206,751	$158,849
Restricted cash	5,984	6,294
Receivables, net	147,587	131,251
Inventories, net	23,185	19,006
Deferred income taxes, net	35,735	30,614
Other current assets	3,360	6,473

Total current assets	422,602	352,487

Property, plant and equipment, net	87,420	85,640
Goodwill	55,551	55,551
Deferred income taxes, net	150,676	166,248
Other non-current assets	8,738	8,864

Total assets	$724,987	$668,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$76	$76
Accounts payable and accrued expenses	123,456	116,153
Deferred revenues	62,939	30,281

Total current liabilities	186,471	146,510

Long-term obligations, net of current portion	126,425	126,459
Other non-current liabilities	41	87

Total liabilities	312,937	273,056

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 59,543,486 and 55,032,244 shares outstanding, respectively	595	550
Additional paid-in capital	589,286	591,604
Accumulated deficit	(177,831)	(196,420)

Total stockholders’ equity	412,050	395,734

Total liabilities and stockholders’ equity	$724,987	$668,790

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except share data)

	Quarters Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Revenues	$196,974	$177,403
Cost of goods sold	158,813	144,918

Gross profit	38,161	32,485

Research and development expenses	2,531	1,234
Selling, general and administrative expenses	19,056	16,545

Income from operations	16,574	14,706

Interest expense	(3,131)	(2,847)
Interest income and other	3,269	718

Income before income taxes	16,712	12,577
Provision for income taxes	(6,913)	(4,993)

Net income	$9,799	$7,584

Basic net income per share	$0.17	$0.14

Diluted net income per share	$0.16	$0.12

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except share data)

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Revenues	$389,111	$344,552
Cost of goods sold	313,121	284,256

Gross profit	75,990	60,296

Research and development expenses	4,702	2,266
Selling, general and administrative expenses	38,857	31,107

Income from operations	32,431	26,923

Interest expense	(6,190)	(5,627)
Interest income and other	5,626	1,475

Income before income taxes	31,867	22,771
Provision for income taxes	(13,278)	(9,035)

Net income	$18,589	$13,736

Basic net income per share	$0.33	$0.25

Diluted net income per share	$0.30	$0.22

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$18,589	$13,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,134	7,144
Deferred taxes	10,451	8,726
Amortization of debt issuance costs	306	306
Stock-based compensation and other	4,264	(193)
Changes in assets and liabilities	23,203	464

Net cash provided by operating activities	63,947	30,183

Cash Flows From Investing Activities:
Capital expenditures	(9,735)	(8,088)
Change in cash restricted for letters of credit, net	313	3,041

Net cash used in investing activities	(9,422)	(5,047)

Cash Flows From Financing Activities:
Payments on long-term obligations	(34)	(94)
Repurchase of common stock	(16,208)	(19,999)
Net proceeds from issuances of common stock	7,587	1,286
Tax benefit of share-based compensation	2,032	—

Net cash used in financing activities	(6,623)	(18,807)

Net increase in cash and cash equivalents	47,902	6,329

Cash and cash equivalents, beginning of period	158,849	125,504

Cash and cash equivalents, end of period	$206,751	$131,833

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
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
     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for fair statement on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results expected for the full year.
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

(3) Industry Segment Information
     Orbital’s products and services are grouped into three reportable segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) transportation management systems. Reportable segments are generally organized based upon product lines. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The primary products and services from which the company’s reportable segments derive revenues are:
•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into low-Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Satellites and interplanetary spacecraft for communications, remote sensing, scientific and military missions, satellite subsystems and space-related technical services.

•	Transportation Management Systems. Software-based systems that combine satellite navigation and wireless communications to enable municipal transit and other fleet operators to manage and dispatch vehicles.
     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005
Launch Vehicles:
Revenues	$80,356	$87,860		$159,068	$167,837
Operating income	8,591	8,721		17,606	17,709
Identifiable assets	106,267	114,882	(1)	106,267	114,882	(1)
Capital expenditures	990	1,349		2,273	3,566
Depreciation	1,233	1,338		2,475	2,728
Satellites and Space Systems:
Revenues(2)	$108,013	$84,870		$215,497	$167,280
Operating income	7,428	5,506		13,914	8,340
Identifiable assets	164,447	135,903	(1)	164,447	135,903	(1)
Capital expenditures	2,901	1,578		6,480	3,509
Depreciation	1,486	1,200		2,853	2,407
Transportation Management Systems:
Revenues	$9,356	$6,188		$17,304	$13,255
Operating income	555	479		911	874
Identifiable assets	20,437	19,251	(1)	20,437	19,251	(1)
Capital expenditures	193	53		279	187
Depreciation	144	155		296	323
Corporate and Other:
Revenues(2)	$(751)	$(1,515)		$(2,758)	$(3,820)
Operating income	—	—		—	—
Identifiable assets	433,836	398,754	(1)	433,836	398,754	(1)
Capital expenditures	—	641		703	826
Depreciation	737	815		1,510	1,686
Consolidated:
Revenues	$196,974	$177,403		$389,111	$344,552
Operating income	16,574	14,706		32,431	26,923
Identifiable assets	724,987	668,790	(1)	724,987	668,790	(1)
Capital expenditures	4,084	3,621		9,735	8,088
Depreciation	3,600	3,508		7,134	7,144

(1)	As of December 31, 2005.

(2)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and space systems revenues include $0.4 million and $1.4 million of the intersegment sales in the quarters ended June 30, 2006 and 2005, respectively, and include $1.8 million and $3.6 million of the intersegment sales in the six months ended June 30, 2006 and 2005, respectively.
(4) Receivables
     Receivables consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Billed	$51,983	$31,546
Unbilled	95,719	99,820
Allowance for doubtful accounts	(115)	(115)

Total	$147,587	$131,251

     As of June 30, 2006 and December 31, 2005, unbilled receivables included $17.3 million and $16.8 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Additionally, some satellite contracts require the company to refund cash if performance criteria, which cover periods of up to 15 years, are not satisfied. As of June 30, 2006 and December 31, 2005, up to $32.2 million and $27.9 million, respectively, of revenues recognized under such contracts could be reversed if satellite performance criteria were not met. The company generally procures insurance policies that would reimburse the company for satellite incentive fees that are not earned and for performance refund obligations.
(5) Inventories
     Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Inventories	$23,766	$19,626
Allowance for inventory obsolescence	(581)	(620)

Total	$23,185	$19,006

     Substantially all of the company’s inventory consisted of component parts and raw materials.
(6) Warranties
     The company has warranty obligations in connection with certain transportation management systems contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. Warranty liability activity consisted of the following (in thousands):

	Quarter Ended	Quarter Ended
	June 30, 2006	June 30, 2005
Balance at beginning of period	$1,789	$2,799
Accruals during the period	522	927
Reductions during the period	(376)	(766)

Balance at end of period	$1,935	$2,960

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Balance at beginning of period	$2,028	$3,145
Accruals during the period	673	1,270
Reductions during the period	(766)	(1,455)

Balance at end of period	$1,935	$2,960

(7) Earnings Per Share
     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarter Ended	Quarter Ended June
	June 30, 2006	30, 2005
Weighted average of outstanding shares for basic EPS	56,285	55,066
Dilutive effect of outstanding stock options, units and warrants	6,109	7,798

Shares for diluted EPS	62,394	62,864

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Weighted average of outstanding shares for basic EPS	55,687	55,111
Dilutive effect of outstanding stock options, units and warrants	6,685	8,046

Shares for diluted EPS	62,372	63,157

(8) Comprehensive Income
     Comprehensive income in the quarters and six months ended June 30, 2006 and 2005 was equal to net income. Accumulated other comprehensive income as of June 30, 2006 and December 31, 2005 was $0.
(9) Debt
     As of June 30, 2006 and December 31, 2005, the company had outstanding an aggregate of $126.4 million 9% senior notes due July 2011 with interest due semi-annually. The fair value of the company’s 9% senior notes at June 30, 2006 and December 31, 2005 was estimated at $131.9 million and $135.3 million, respectively, based on market trading activity.
     The company has a $50.0 million revolving credit facility (the “Revolver”) with the option to increase the amount of the Revolver up to $25.0 million to the extent that any one or more lenders commit to lending such amount. Loans under the Revolver bear interest at either LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by the company’s intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of June 30, 2006, there were no borrowings under the Revolver, although $22.4 million of letters of credit were issued under the Revolver. Accordingly, as of June 30, 2006, $27.6 million of the Revolver was available for borrowing.
     Orbital’s 9% senior notes due 2011 and the Revolver contain covenants limiting the company’s ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of June 30, 2006, the company was in compliance with all of these covenants.
(10) Share-Based Compensation
     Effective January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).
     The company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation. At January 1, 2006, the company had no material cumulative effect associated with adopting SFAS No. 123(R).
     For the quarter ended June 30, 2006, the company recorded a total of $1.5 million of share-based compensation expense and $0.5 million of related income tax benefit. For the six months ended June 30, 2006, the company recorded a total of $4.3 million of share-based compensation expense and $1.4 million of related income tax benefit.
Share-Based Compensation Plans
     The company’s share-based incentive plans permit the company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisers of the company. Restricted stock units and stock options generally vest over three years and are not subject to any performance criteria. The exercise price of options granted under the plans must be at least equal to the fair market value of the company’s common stock on the date of grant. Options expire no more than ten years following the grant date. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares. As of June 30, 2006, approximately 2.2 million shares of common stock were available for grant under the plans.

     The company also has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of quarterly offering periods. As of June 30, 2006, approximately 1.2 million shares of common stock were available for purchase under the ESPP. During the quarter and six months ended June 30, 2006, compensation expense associated with the ESPP was $0.1 million and $0.3 million, respectively.
Share-Based Transactions
     The following tables summarize restricted stock unit and stock option transactions during the six months ended June 30, 2006:

			Options
	Restricted Stock Units				Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
	Number of	Grant Date	Number of	Exercise	Contractual
	Units	Fair Value	Shares	Price	Term (Years)
Outstanding at December 31, 2005	745,000	$11.28	6,532,139	$10.06	5.28
Granted	8,000	14.79	55,000	12.98
Exercised	—	—	(913,710)	7.78
Vested	(244,680)	11.28	—	—
Forfeited	(12,336)	11.28	(11,545)	7.02
Expired	—	—	(165,682)	13.20

Outstanding at June 30, 2006	495,984	$11.34	5,496,202	$10.38	4.89

     The fair value of the restricted stock units granted was based on the closing market price of the company’s common stock on the grant date of the award.
     The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$1.30-$5.79	1,957,991	5.90	$4.81	1,957,991	$4.81
6.15-12.18	1,876,317	5.51	9.71	1,847,818	9.70
12.25-43.31	1,661,894	3.01	17.70	1,606,894	17.86

$1.30-$43.31	5,496,202	4.89	$10.38	5,412,703	$10.35

     The fair value of options granted during the six months ended June 30, 2006 (no options were granted during the second quarter of 2006) was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. The company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted during the six months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

     The fair value of options granted during the six months ended June 30, 2006 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
June 30, 2006
Volatility	51%
Risk-free interest rate	4.35%
Weighted-average fair value per share at grant date	$6.11
Expected dividend yield	—
Expected life of options (years)	4.5
     The total grant date fair value of stock options that were granted during the six months ended June 30, 2006 was $0.3 million.
     During the quarter and six months ended June 30, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) was $1.8 million and $6.5 million, respectively, and the total amount of cash received from the exercise of these options was $1.9 million and $7.1 million, respectively.
     As of June 30, 2006, the aggregate intrinsic value of stock options that are fully vested or are expected to vest was $31.7 million. In addition, as of June 30, 2006, unrecognized compensation cost related to unvested stock options was $0.2 million, substantially all of which will be fully amortized by December 31, 2006.
     During the quarter ended June 30, 2006, 244,680 restricted stock units with a weighted-average grant date fair value of $2.8 million became vested. Previously, no restricted stock units had vested. As of June 30, 2006, the aggregate intrinsic value of restricted stock units that are expected to vest in the future was $8.0 million. In addition, as of June 30, 2006, unrecognized compensation cost related to unvested restricted stock units was $4.0 million, which is expected to be recognized over a weighted-average period of 1.58 years.
     During the quarter and six months ended June 30, 2006, the company recorded $0.5 million and $2.0 million, respectively, as credits to additional paid-in capital for windfall tax benefits realized from exercised stock options and similar awards.

     Prior to adoption of SFAS No. 123(R), the company did not recognize compensation expense for employee stock option grants when the exercise price of the company’s employee stock options equaled the market price of the underlying stock on the date of grant. For the quarter and six months ended June 30, 2005, the company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 on the company’s net income and earnings per share. This information and the assumptions used for the quarter and six months ended June 30, 2005 are summarized as follows:

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Volatility	60%	60%
Risk-free interest rate	3.78%	3.55%
Weighted-average fair value per share at grant date	$4.27	$4.75
Expected dividend yield	—	—
Expected life of options (years)	3.5	3.5
     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan for the quarter and six months ended June 30, 2005 (in thousands, except per share amounts):

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$7,584	$13,736
Stock-based compensation expense per fair-value-based method	(591)	(1,313)

Pro forma net income	$6,993	$12,423

Earnings per share:
Basic—as reported	$0.14	$0.25
Basic—pro forma	$0.13	$0.23

Diluted—as reported	$0.12	$0.22
Diluted—pro forma	$0.11	$0.20
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With the exception of historical information, the matters discussed below under the headings “Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2006 and 2005,” “Segment Results,” “Backlog,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Legal Proceedings” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2005, may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.
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
Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2006 and 2005
     Revenues — Our second quarter 2006 revenues were $197.0 million, up 11% over second quarter 2005 revenues of $177.4 million. This increase was primarily due to a 27% increase in satellites and space systems segment revenues that was driven by growth in the communications satellites product line related to progress on several new satellite contracts awarded in 2005. The growth in communications satellites revenues was partially offset by a revenue decrease in the science, technology and defense satellites product line due to a significant reduction in contract activity on a satellite that was completed and launched in the first half of 2006. Launch vehicles segment revenues decreased due to lower revenues from the interceptor launch vehicle and the target vehicle product lines, partially offset by higher space launch vehicle product line revenues. Transportation management systems segment revenues increased over 50% largely driven by work on several new contracts started in 2005 and early 2006.
     For the first half of 2006, we reported $389.1 million in revenues, up 13% over the same period last year, primarily due to a 29% increase in satellites and space systems segment revenues that was driven by growth in the communications satellites product line. Launch vehicles segment revenues decreased 5% primarily due to lower revenues from the interceptor launch vehicle and the target vehicle product lines, partially offset by higher revenues from the space launch vehicle product line. Transportation management systems segment revenues increased 31% largely driven by the work on several new contracts started in 2005 and early 2006.

     Gross Profit - Our consolidated gross profit increased 17% to $38.2 million in the second quarter of 2006 from $32.5 million in the second quarter of 2005. Gross profit in the second quarter of 2006, as compared to the second quarter of 2005, increased $5.0 million, or 37%, in our satellites and space systems segment, $0.4 million, or 2%, in our launch vehicles segment and $0.3 million, or 18%, in our transportation management systems segment. The increase in gross profit in our satellites and space systems segment was principally due to higher revenues, driven by an increased level of contract activity in 2006, and improved contract profitability in the communications satellites product line.
     Consolidated gross profit for the first six months of 2006 increased to $76.0 million from $60.3 million in the same period of 2005. Gross profit increased $12.8 million, or 53%, in our satellites and space systems segment, $2.3 million, or 7%, in our launch vehicles segment and $0.6 million, or 18%, in our transportation management systems segment. Consistent with the results for the second quarter, the increase in gross profit in our satellites and space systems segment was principally due to higher revenues, driven by an increased level of contract activity in 2006, and significantly improved contract profitability in the communications satellites product line.
     Research and Development Expenses - Research and development expenses are comprised of our self-funded product research and development activities and exclude customer-funded development activities. Research and development expenses were $2.5 million, or 1% of revenues, and $1.2 million, or 1% of revenues, in the second quarter of 2006 and 2005, respectively. Research and development expenses were $4.7 million, or 1% of revenues, and $2.3 million, or 1% of revenues, for the six months ended June 30, 2006 and 2005, respectively. These expenses related primarily to the development of enhanced launch vehicles and satellites.
     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $19.1 million, or 10% of revenues, and $16.5 million, or 9% of revenues, in the second quarter of 2006 and 2005, respectively. Selling, general and administrative expenses were $38.9 million, or 10% of revenues, and $31.1 million, or 9% of revenues, in the first six months of 2006 and 2005, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as the costs of marketing, advertising, promotional and other selling expenses. Selling, general and administrative expenses increased in the second quarter and the first six months of 2006 as compared to the same periods in 2005 primarily due to an increase in bid, proposal and marketing costs and share-based compensation expenses that were recorded in 2006, as discussed below.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. During the second quarter and first six months of 2006, we recorded $0.4 million and $1.1 million, respectively, in share-based compensation expense primarily related to stock options. In addition, the second quarter and first six months of 2006 included $1.1 million and $3.1 million, respectively, of amortization expense related to restricted stock units granted in the fourth quarter of 2005. The majority of these costs are reported in selling, general and administrative expenses and the remainder are reported in cost of goods sold.

     Interest Expense - Interest expense was $3.1 million and $2.8 million for the second quarter of 2006 and 2005, respectively, and $6.2 million and $5.6 million for the six months ended June 30, 2006 and 2005, respectively.
     Interest Income and Other - Interest income and other was $3.3 million and $0.7 million for the second quarter of 2006 and 2005 and $5.6 million and $1.5 million for the first six months of 2006 and 2005, respectively. These increases were primarily due to larger interest income as a result of higher interest rates and higher short-term invested cash balances.
     Income Taxes - We recorded income tax expense of $6.9 million and $5.0 million in the second quarter of 2006 and 2005 and $13.3 million and $9.0 million in the first six months of 2006 and 2005, respectively, reflecting an annualized effective income tax rate of 41.7% and 39.7%, respectively. The increase in the effective tax rate is primarily due to an increase in non-deductible expenses in 2006.
     Net Income - Our net income for the second quarter of 2006 was $9.8 million, compared to net income of $7.6 million in the second quarter of 2005. Net income for the first six months of 2006 was $18.6 million, compared to $13.7 million in the same period in 2005.
Segment Results
     Our products and services are grouped into three reportable segments: (i) launch vehicles, (ii) satellites and space systems and (iii) transportation management systems. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Launch Vehicles	$80,356	$87,860	$159,068	$167,837
Satellites and Related Space Systems	108,013	84,870	215,497	167,280
Transportation Management Systems	9,356	6,188	17,304	13,255
Corporate and Other	(751)	(1,515)	(2,758)	(3,820)

Total	$196,974	$177,403	$389,111	$344,552

Income from Operations:
Launch Vehicles	$8,591	$8,721	$17,606	$17,709
Satellites and Related Space Systems	7,428	5,506	13,914	8,340
Transportation Management Systems	555	479	911	874
Corporate and Other	—	—	—	—

Total	$16,574	$14,706	$32,431	$26,923

Second Quarter 2006 Compared with Second Quarter 2005
     Launch Vehicles - Launch vehicles segment revenues decreased 9% due to lower revenues from our interceptor launch vehicle and target launch vehicle product lines, partially offset by higher revenues from our space launch vehicle product line. In our interceptor launch vehicles product line, we are developing and manufacturing interceptor boosters designed to defend against ballistic missile attacks, including the midcourse-phase Orbital Boost Vehicle (“OBV”) and the boost-phase Kinetic Energy Interceptors (“KEI”) programs directed by the U.S. Missile Defense Agency. Interceptor launch vehicles accounted for $46.7 million and $51.5 million in revenues, or 58% and 59% of total segment revenues in the second quarter of 2006 and 2005, respectively. The $4.8 million decrease in revenues from interceptor launch vehicles was primarily due to lower program activity in 2006 and a favorable contract award fee adjustment in 2005. Target launch vehicle revenues decreased $6.0 million, largely due to lower activity on target programs. Space launch vehicle revenues increased $3.2 million, largely due to higher activity on Taurus and Minotaur programs.
     Operating income in the launch vehicles segment remained relatively constant quarter-over-quarter. Operating income from our interceptor launch vehicles continued to be the largest contributor to this segment’s operating income, with $5.2 million of operating profit in the second quarter of 2006 and $7.4 million in the second quarter of 2005, or 61% and 84%, respectively, of total operating income in this segment. The interceptor launch vehicle operating income decrease was primarily due to the decline in program activity in 2006 and the favorable profit adjustment in 2005 referred to above. Operating income from space launch vehicles increased consistent with the product line’s revenue increase, and operating income from our target launch vehicle product line increased despite lower product line revenues primarily due to cost growth that impacted several contracts in 2005. The launch vehicles segment’s operating margin (as a percentage of revenues) improved to 10.7% in the second quarter of 2006, compared to 9.9% in the second quarter of 2005. This margin increase was due to improved space launch vehicle and target launch vehicle margins.
     Satellites and Space Systems - Satellites and space systems segment revenues increased 27% due to a $36.9 million increase in revenues in our communications satellites product line primarily related to program activity on several new satellite contracts awarded in 2005. The growth in communications satellites revenues was partially offset by a revenue decrease in the science, technology and defense satellites product line largely due to a significant reduction in contract activity on a satellite that was launched in the second quarter of 2006.
     Operating income in the satellites and space systems segment increased 35% primarily due to significant growth in our communications satellites product line, partially offset by a decrease in our science, technology and defense satellites product line. The growth in our communications satellites product line was primarily attributable to program activity on several new satellite contracts started in 2005 and due to the absence in 2006 of cost growth on a satellite that was successfully launched in November 2005. The decrease in our science, technology and defense satellites product line was due to the absence in 2006 of a $1.5 million satellite acceptance payment received from a customer that was recorded in 2005 and the reduction in program activity discussed above. This segment’s operating margin (as a percentage of revenues) improved to 6.9% in the second quarter of 2006, compared to 6.5% in the second quarter of

2005, primarily due to the improved operating margin in the communications satellites product line.
     Transportation Management Systems - Transportation management systems segment revenues increased over 50% largely driven by work on several new contracts started in 2005 and early 2006. Operating income increased marginally quarter-over-quarter. This segment’s operating margin (as a percentage of revenues) was 5.9% in the second quarter of 2006, compared to 7.7% in the second quarter of 2005.
     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
     Launch Vehicles - Launch vehicles segment revenues decreased 5%, primarily due to lower revenues from our interceptor launch vehicle and our target launch vehicle product lines, partially offset by an increase in revenues from our space launch vehicles product line. Revenues from the interceptor launch vehicles product line decreased $4.3 million, largely due to lower program activity in 2006 and a favorable contract award fee adjustment in 2005. Interceptor launch vehicles accounted for 58% of total launch vehicles segment revenues in the six months ended June 30, 2006 and 2005. Target launch vehicle revenues decreased $7.9 million in the six months ended June 30, 2006 as compared to 2005, primarily due to lower activity on target vehicles in 2006. Space launch vehicle revenues increased $2.8 million primarily due to higher levels of activity on Taurus and Minotaur programs.
     Operating income in the launch vehicles segment remained relatively constant for the year-to-date period. Operating income from interceptor launch vehicles continued to be the largest contributor to this segment’s operating income, with $11.0 million and $13.3 million of operating profit in the first six months of 2006 and 2005, respectively. The interceptor launch vehicle operating income decrease was primarily due to the decline in program activity in 2006 and the favorable profit adjustment in 2005 discussed above. Operating income from space launch vehicles and target launch vehicles increased $3.0 million in the aggregate in the year-to-date period. Operating income from space launch vehicles increased consistent with the product line’s revenue increase, and operating income from our target launch vehicle product line increased despite lower product line revenues, primarily due to cost growth that impacted several contracts in 2005. The launch vehicles segment’s operating margin (as a percentage of revenues) improved to 11.1% in the first six months of 2006, compared to 10.6% in the same period of 2005. This margin increase was due to improved space launch vehicle and target launch vehicle margins.
     Satellites and Space Systems - Satellites and space systems segment revenues increased 29%, primarily as a result of an $81.8 million communications satellite revenue increase related to progress on several new satellite contracts awarded in 2005. The growth in communications satellite revenues was partially offset by a decrease in science, technology and defense satellite revenues largely due to a significant reduction in contract activity on a satellite that was launched in the second quarter of 2006.

     Operating income in the satellites and space systems segment increased 67% primarily due to the significant growth in our communications satellites product line, together with the other factors that affected the second quarter results, as discussed above. This segment’s operating margin (as a percentage of revenues) improved to 6.5% in the first six months of 2006, compared to 5.0% in the same period of 2005. This margin increase was due to improved communications satellite margins.
     Transportation Management Systems - Transportation management systems segment revenues increased 31%, largely due to work on several new contracts started in 2005 and early 2006. Operating income increased marginally period-over-period. This segment’s operating margin (as a percentage of revenues) was 5.3% in the first half of 2006, compared to 6.6% in the same period of 2005.
     Corporate and Other - Corporate and other revenues are comprised solely of the elimination of intercompany revenues.
Backlog
     Our firm backlog was approximately $1.51 billion at June 30, 2006 and $1.26 billion at December 31, 2005. We expect approximately $370 million of the June 30, 2006 firm backlog to be recognized as revenue during the remainder of 2006. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.
     Total backlog was $3.05 billion at June 30, 2006 and $2.90 billion at December 31, 2005. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.
Liquidity and Capital Resources
     Cash Flow from Operating Activities – Cash flow from operating activities in the first six months of 2006 was $63.9 million as compared to $30.2 million in the same period of 2005. The increase in 2006 as compared to 2005 was primarily due to cash flows resulting from changes in assets and liabilities. The first six months of 2006 includes a $23.2 million favorable adjustment resulting from net changes in assets and liabilities, primarily due to a $32.7 million increase in deferred revenues, partially offset by a $16.3 million increase in receivables. The increase in deferred revenues was primarily due to cash received in advance of contract performance on certain communications satellite programs. The increase in receivables was consistent with revenue growth in the first six months of 2006.
     Cash Flow from Investing Activities – In the first six months of 2006, we spent $9.7 million for capital expenditures, as compared to $8.1 million in the first six months of 2005. The increase in capital expenditures is primarily related to additional integration and test equipment and ongoing expansion of facilities to support the growth requirements of our satellites and space systems segment.
     Cash Flow from Financing Activities – In the first six months of 2006, we repurchased and retired 1.1 million shares of our common stock at a cost of $16.2 million. In the first six months of 2005, we repurchased and retired 1.9 million shares of our common stock at a cost of $20.0 million.
     During the first six months of 2006 and 2005, we received $7.6 million and $1.3 million, respectively, from the issuance of common stock primarily in connection with stock option exercises and our employee stock purchase plan.
     As of June 30, 2006 and December 31, 2005, we had outstanding an aggregate of $126.4 million 9% senior notes due July 2011 with interest due semi-annually. The fair value of our 9% senior notes at June 30, 2006 was estimated at $131.9 million, based on market trading activity.
     We have a $50.0 million revolving credit facility (the “Revolver”) with the option to increase the amount of the Revolver up to $25.0 million to the extent that any one or more lenders commit to lending such amount. Loans under the Revolver bear interest at either LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by our intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of June 30, 2006, there were no borrowings under the Revolver, although $22.4 million of letters of credit were issued under the Revolver. Accordingly, as of June 30, 2006, $27.6 million of the Revolver was available for borrowing.
     Our 9% senior notes due 2011 and our $50.0 million Revolver contain covenants limiting our ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of June 30, 2006, we were in compliance with all of these covenants.
     Available Cash and Future Funding - At June 30, 2006, we had $206.8 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

     In April 2006, our Board of Directors authorized the purchase of up to $50 million of our outstanding securities over a 12-month period. As of June 30, 2006, $45.4 million of additional possible purchases could be transacted under this purchase program.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2006, we had $3.9 million of receivables denominated in Japanese yen and $4.7 million denominated in Singapore dollars.
     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At June 30, 2006, we had no material foreign currency forward exchange contracts.
     The fair market value of our outstanding 9% senior notes due 2011 was estimated at approximately $131.9 million at June 30, 2006, based on market trading activity.
     We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $5.8 million at June 30, 2006. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.

(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our repurchase of common stock during the quarter ended June 30, 2006.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share	Programs [1]	Programs [1]
April 1, 2006 to April 30, 2006	351,000	$15.51	351,000	$48,168,751

May 1, 2006 to May 31, 2006	177,300	$15.85	177,300	$45,358,202

June 1, 2006 to June 30, 2006	—	—	—	$45,358,202

TOTAL	528,300	$15.62	528,300	$45,358,202

(1)	The company purchased an aggregate of 234,000 shares of its common stock pursuant to the securities repurchase plan (“2005 Plan”) that was publicly announced on April 21, 2005 and expired on April 20, 2006. On April 28, 2006, we announced the company’s new plan (“2006 Plan”), subject to certain conditions, to repurchase up to $50 million of outstanding debt and equity securities, including our common stock, up through April 27, 2007. All other purchases during the quarter ended June 30, 2006 were made pursuant to the 2006 Plan. The purchases made pursuant to both our 2005 Plan and 2006 Plan were made in open market transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders of the company was held on April 27, 2006.

(b)	Election of five directors, each serving for a three-year term ending in 2009:

Robert M. Hanisee
Votes:	For:	46,352,653
	Withheld:	284,408

James G. Roche
Votes:	For:	46,353,175
	Withheld:	283,885

Harrison H. Schmitt
Votes:	For:	45,923,872
	Withheld:	713,188

James R. Thompson
Votes:	For:	46,068,534
	Withheld:	568,527

Scott L. Webster
Votes:	For:	46,068,928
	Withheld:	568,132

Directors whose terms expire in 2007:

Edward F. Crawley
Lennard A. Fisk
Ronald T. Kadish
Garrett E. Pierce
David W. Thompson

Directors whose terms expire in 2008:

Daniel J. Fink
Robert J. Hermann
Janice I. Obuchowski
Frank L. Salizzoni

(c)	The following is a brief description of the other matter voted on at the meeting and the number of votes cast for, against or abstaining from the matter:

Ratification of PricewaterhouseCoopers LLP as independent auditors of the company for the fiscal year ending December 31, 2006.

Votes:	For:	46,465,215
	Against:	107,328
	Abstain:	64,518

ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
(a)	Exhibits — A complete listing of exhibits required is given in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: July 26, 2006	By:	/s/ David W. Thompson

David W. Thompson
Chairman and Chief Executive Officer

DATED: July 26, 2006	By:	/s/ Garrett E. Pierce

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

4.6	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

4.7	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003).

4.8	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on July 18, 2003).

10.1	Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, amended as of April 27, 2006 (transmitted herewith).

10.2	First Amendment to Amended and Restated Credit Agreement, dated June 1, 2006, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, Wachovia Bank, as documentation agent, and the other parties thereto (transmitted herewith).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).