Form 10-Q
period 2006-09-30
ORBITAL SCIENCES CORP /DE/
filed 2006-11-14
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2006, 61,040,006 shares of the registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$233,029	$158,849
Restricted cash	5,984	6,294
Receivables, net	140,982	131,251
Inventories, net	24,269	19,006
Deferred income taxes, net	37,200	30,614
Other current assets	6,111	6,473

Total current assets	447,575	352,487

Property, plant and equipment, net	89,459	85,640
Goodwill	55,551	55,551
Deferred income taxes, net	146,509	167,835
Other non-current assets	8,737	8,864

Total assets	$747,831	$670,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$54	$76
Accounts payable and accrued expenses	117,736	116,153
Deferred revenues	74,618	30,281

Total current liabilities	192,408	146,510

Long-term obligations, net of current portion	126,425	126,459
Other non-current liabilities	—	87

Total liabilities	318,833	273,056

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 60,972,695 and 55,032,244 shares outstanding, respectively	609	550
Additional paid-in capital	609,327	604,812
Accumulated deficit	(180,938)	(208,041)

Total stockholders’ equity	428,998	397,321

Total liabilities and stockholders’ equity	$747,831	$670,377

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Quarters Ended September 30,
	2006	2005
		(restated)
Revenues	$197,812	$159,324
Cost of goods sold	159,989	129,211

Gross profit	37,823	30,113
Research and development expenses	2,559	1,077
Selling, general and administrative expenses	20,177	16,866

Income from operations	15,087	12,170
Interest expense	(3,097)	(2,961)
Interest income and other	2,703	1,443

Income before income taxes	14,693	10,652
Provision for income taxes	(6,178)	(3,886)

Net income	$8,515	$6,766

Basic net income per share	$0.14	$0.13

Diluted net income per share	$0.14	$0.11

See accompanying notes to condensed consolidated financial statements .

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Nine Months Ended September 30,
	2006	2005
		(restated)
Revenues	$586,924	$503,876
Cost of goods sold	473,111	413,467

Gross profit	113,813	90,409
Research and development expenses	7,261	3,343
Selling, general and administrative expenses	59,028	48,246

Income from operations	47,524	38,820
Interest expense	(9,287)	(8,588)
Interest income and other	8,323	2,918

Income before income taxes	46,560	33,150
Provision for income taxes	(19,457)	(12,818)

Net income	$27,103	$20,332

Basic net income per share	$0.47	$0.37

Diluted net income per share	$0.43	$0.33

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
		(restated)
Cash Flows From Operating Activities:
Net income	$27,103	$20,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,866	10,536
Deferred taxes	14,740	12,179
Amortization of debt issuance costs	459	459
Stock-based compensation and other	6,142	253
Changes in assets and liabilities	30,747	(389)

Net cash provided by operating activities	90,057	43,370

Cash Flows From Investing Activities:
Capital expenditures	(14,513)	(10,857)
Change in cash restricted for letters of credit, net	313	3,041

Net cash used in investing activities	(14,200)	(7,816)

Cash Flows From Financing Activities:
Payments on long-term obligations	(56)	(114)
Repurchase of common stock	(16,208)	(19,999)
Proceeds from issuances of common stock	11,114	5,498
Tax benefit of share-based compensation	3,473	—

Net cash used in financing activities	(1,677)	(14,615)

Net increase in cash and cash equivalents	74,180	20,939
Cash and cash equivalents, beginning of period	158,849	125,504

Cash and cash equivalents, end of period	$233,029	$146,443

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
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
     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for fair statement on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 (see Note 3).
     Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results expected for the full year.
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

(3) Restatement Related to Stock-Based Compensation Grants and Procedures
     In late October 2006, the company concluded that prior period financial statements should be restated to record additional non-cash stock-based compensation expense resulting from certain stock-based grants in prior periods that were incorrectly accounted for under generally accepted accounting principles (“GAAP”). The company’s decision to restate its financial statements was based on a review by management and facts obtained during a voluntary independent review into the company’s stock-based compensation grants and procedures that was conducted under the direction of a special committee of the Board of Directors. The Board created the special committee, which was composed solely of independent directors, to conduct a review of the company’s stock option and restricted stock unit grants and related procedures during the period from the time of the company’s initial public offering in 1990 to August 2006. The special committee was assisted by independent legal counsel and accounting consultants. The special committee has reported to the Board of Directors the results of its review, which is now completed.
     The company and the special committee have concluded that incorrect measurement dates were used for a significant number of grants for accounting purposes. Accordingly, the company has determined that the measurement date for such grants should be revised and as a result, additional stock-based compensation expense recorded in the company’s financial statements.
     Generally, the revisions in measurement dates are due to four types of circumstances: (1) stock option grant dates were selected retroactively, in many cases by the Chief Executive Officer, (2) the company treated certain grants as completed prior to the date upon which the company had determined the exact number that would be granted to each individual employee with finality, (3) the company was unable to locate sufficient documentation to support the originally determined grant date and (4) the company incorrectly applied certain accounting guidance for a few grants in the early years of the period under review. Approximately 80% of the charges relating to revised measurement dates arose from incorrect measurement dates for grants made in 2000 and prior years.
     The special committee concluded that there was no fraud or intentional misconduct in the company’s past stock-based compensation practices. Neither the special committee nor the company found any evidence that any persons involved in the granting process, including instances in which adjustments are required for grant dates, acted in willful or intentional disregard of applicable legal and accounting rules. In addition, there was no evidence of altered or forged documents or of deliberate concealment. The special committee found, however, that certain grant dates were backdated, or selected retroactively, that insufficient or unclear documentation existed for other grants and that the process of granting and documenting stock options and restricted stock units was deficient and characterized by lack of diligence.
     The company has determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was $14.1 million during the period from the time of the company’s initial public offering in 1990 through September 30, 2006. Of this amount, $11.3 million related to the years prior to 2001, $600,000 to 2001, $200,000 to 2002, $400,000 to 2003, $800,000 to 2004, $500,000 to 2005 and $300,000 to the first nine months of 2006. In addition, the company recorded an income tax benefit of $2.0 million in 2004 (when the company reversed its deferred tax asset valuation allowance),

$200,000 in 2005 and $100,000 in 2006. There was no income tax benefit in 2001, 2002 and 2003 since the company had full deferred tax asset valuation allowances in those years. The cumulative effect of the adjustments on the company’s balance sheet at December 31, 2005 was a $13.2 million increase in paid-in capital, offset by an $11.6 million increase in accumulated deficit and a $1.6 million increase in non-current deferred income tax assets, which results in a $1.6 million net increase to stockholders’ equity. The effect on the company’s cash flow statement for the nine months ended September 30, 2005 was $300,000 in reclassifications among certain line-items within cash flows from operating activities.
     Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, the company believes that the stock-based compensation adjustments are not material to any of its current financial statements for periods subsequent to the year ended December 31, 2000. However, the company believes that the adjustments in the aggregate would be material to the expected results for the year ending December 31, 2006. Accordingly, the company considered, among other things, the guidelines in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined to restate prior period financial statements. The company further concluded not to amend its previously filed Quarterly Reports on Form 10-Q or its Annual Report on Form 10-K because the adjustments are not material to the individual prior years’ financial statements contained in the most recently filed Annual Report on Form 10-K. Rather, the company concluded to report restated prior year financial statements in its current Quarterly Report on Form 10-Q and 2006 Annual Report on Form 10-K.

     The following tables set forth the restated line items within the accompanying 2005 financial statements that were impacted by the stock-based compensation adjustments (in thousands, except share data):

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Selling, general and administrative expenses
As previously reported	$16,803	$47,910
As restated	$16,866	$48,246
Income from operations
As previously reported	$12,233	$39,156
As restated	$12,170	$38,820
Provision for income taxes
As previously reported	$3,905	$12,940
As restated	$3,886	$12,818
Net income
As previously reported	$6,810	$20,546
As restated	$6,766	$20,332
Basic net income per share
As previously reported	$0.13	$0.38
As restated	$0.13	$0.37
Diluted net income per share
As previously reported	$0.11	$0.33
As restated	$0.11	$0.33

As of
December 31, 2005
Deferred income taxes, net
As previously reported	$166,248
As restated	$167,835
Additional paid-in capital
As previously reported	$591,604
As restated	$604,812
Accumulated deficit
As previously reported	$196,420
As restated	$208,041
     The entire stock-based compensation adjustment of $100,000, net of tax, pertaining to 2006 was recorded in the third quarter of 2006. As of September 30, 2006, the total remaining incremental stock-based compensation charge related to the grants with a revised accounting measurement date that are expected to vest in future periods is immaterial.
     Based on its findings, the special committee made various recommendations to the Board of Directors for its consideration, which are currently under review by the Board. In addition, the company’s Board has directed management to consider processes, controls, policies and procedures involving the company’s equity-based compensation program, including enhancement or changes to existing policies and procedures as may be appropriate, and to report its conclusions to the Board. Although management’s review in this regard is underway, the company believes it has enhanced its controls and procedures for stock-based compensation going forward. Orbital’s Board has determined that future grants will be approved by the Human Resources and Compensation Committee of the Board and that the Chief Executive Officer shall no longer have delegated authority to make such grants.

     Section 409A of the U.S. Internal Revenue Code provides that option holders with options granted with a below-market exercise price, to the extent they were not vested as of December 31, 2004, may be subject to adverse income taxation upon exercise. Orbital is currently considering possible actions it may take to address these adverse income tax consequences, which could result in a charge that would likely be recorded in the fourth quarter of 2006, but it has not reached any conclusions regarding such actions. The company does not currently expect such charge would be material.
(4) Industry Segment Information
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
     The primary products and services from which the company’s reportable segments derive revenues are:
•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into low-Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Satellites and interplanetary spacecraft for communications, remote sensing, scientific and military missions, satellite subsystems, space-related technical services and advanced human space exploration systems.

•	Transportation Management Systems. Software-based systems that combine satellite navigation and wireless communications to enable municipal transit and other fleet operators to manage and dispatch vehicles.
     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended Sept. 30,			Nine Months Ended Sept. 30,
	2006	2005		2006	2005
Launch Vehicles:
Revenues	$71,176	$79,798		$230,244	$247,636
Operating income	7,584	8,598		25,190	26,306
Identifiable assets	107,853	114,882	(1)	107,853	114,882	(1)
Capital expenditures	464	692		2,737	4,258
Depreciation	1,255	1,303		3,730	4,031
Satellites and Space Systems:
Revenues(2)	$117,917	$74,755		$333,415	$242,034
Operating income	7,110	3,071		21,030	11,411
Identifiable assets	160,738	135,903	(1)	160,738	135,903	(1)
Capital expenditures	3,272	1,901		9,752	5,410
Depreciation	1,623	1,211		4,476	3,618
Transportation Management Systems:
Revenues	$9,450	$6,462		$26,754	$19,717
Operating income	615	564		1,526	1,439
Identifiable assets	19,779	19,251	(1)	19,779	19,251	(1)
Capital expenditures	222	113		501	300
Depreciation	140	136		436	459
Corporate and Other:
Revenues(3)	$(731)	$(1,691)		$(3,489)	$(5,511)
Operating income	(222)	(63	)(2)	(222)	(336	)(2)
Identifiable assets	459,461	400,341	(1)(2)	459,461	400,341	(1)(2)
Capital expenditures	820	63		1,523	889
Depreciation	714	742		2,224	2,428
Consolidated:
Revenues	$197,812	$159,324		$586,924	$503,876
Operating income	15,087	12,170	(2)	47,524	38,820	(2)
Identifiable assets	747,831	670,377	(1)(2)	747,831	670,377	(1)(2)
Capital expenditures	4,778	2,769		14,513	10,857
Depreciation	3,732	3,392		10,866	10,536

(1)	As of December 31, 2005.

(2)	Restated.

(3)	Corporate and other revenues are comprised primarily of the elimination of intersegment sales. Satellites and space systems revenues include $0.4 million and $1.5 million of the intersegment sales in the quarters ended September 30, 2006 and 2005, respectively, and include $2.2 million and $5.0 million of the intersegment sales in the nine months ended September 30, 2006 and 2005, respectively.
(5) Receivables
     Receivables consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Billed	$47,227	$31,546
Unbilled	93,870	99,820
Allowance for doubtful accounts	(115)	(115)

Total	$140,982	$131,251

     As of September 30, 2006 and December 31, 2005, unbilled receivables included $17.3 million and $16.8 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria. Additionally, some satellite contracts require the company to refund cash if performance criteria, which cover periods of up to 15 years, are not satisfied. As of September 30, 2006 and December 31, 2005, up to $32.2 million and $27.9 million, respectively, of revenues recognized under such contracts could be reversed if satellite performance criteria were not met. The company generally procures insurance policies that would reimburse the company for satellite incentive fees that are not earned and for performance refund obligations.
(6) Warranties
     The company has warranty obligations in connection with certain transportation management systems contracts. The company records a liability for estimated warranty claims based upon historical data and customer information. Warranty liability activity consisted of the following (in thousands):

	Quarter Ended	Quarter Ended
	September 30, 2006	September 30, 2005
Balance at beginning of period	$1,935	$2,960
Accruals during the period	447	122
Reductions during the period	(519)	(389)

Balance at end of period	$1,863	$2,693

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Balance at beginning of period	$2,028	$3,145
Accruals during the period	1,120	1,392
Reductions during the period	(1,285)	(1,844)

Balance at end of period	$1,863	$2,693

(7) Earnings Per Share
     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarter Ended	Quarter Ended
	September 30, 2006	September 30, 2005
Weighted average of outstanding shares for basic EPS	60,390	53,843
Dilutive effect of outstanding stock options, units and warrants	2,471	8,020

Shares for diluted EPS	62,861	61,863

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Weighted average of outstanding shares for basic EPS	57,272	54,684
Dilutive effect of outstanding stock options, units and warrants	5,346	7,730

Shares for diluted EPS	62,618	62,414

(8) Comprehensive Income
     Comprehensive income in the quarters and nine months ended September 30, 2006 and 2005 was equal to net income. Accumulated other comprehensive income as of September 30, 2006 and December 31, 2005 was $0.
(9) Debt
     As of September 30, 2006 and December 31, 2005, the company had outstanding an aggregate of $126.4 million 9% senior notes due July 2011 with interest due semi-annually. The fair value of the company’s 9% senior notes at September 30, 2006 and December 31, 2005 was estimated at $134.0 million and $135.3 million, respectively, based on market trading activity.
     The company has a $50.0 million revolving credit facility (the “Revolver”) with the option to increase the amount of the Revolver up to $25.0 million to the extent that any one or more lenders commit to lending such amount. Loans under the Revolver bear interest at either LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by the company’s intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of September 30, 2006, there were no borrowings under the Revolver, although $22.4 million of letters of credit were issued under the Revolver. Accordingly, as of September 30, 2006, $27.6 million of the Revolver was available for borrowing.
     Orbital’s 9% senior notes due 2011 and the Revolver contain covenants limiting the company’s ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of September 30, 2006, the company was in compliance with all of these covenants.
(10) Equity-Based Compensation
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
     For the quarter ended September 30, 2006, the company recorded a total of $1.8 million of share-based compensation expense and $600,000 of related income tax benefit. For the nine months ended September 30, 2006, the company recorded a total of $5.9 million of share-based compensation expense and $2.0 million of related income tax benefit.
Equity-Based Compensation Plans
     The company’s share-based incentive plans permit the company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisers of the company. Restricted stock units and stock options generally vest over three years and are not subject to any performance criteria. The exercise price of options granted under the plans must be at least equal to the fair market value of the company’s common stock on the date of grant. Options expire no more than ten years following the grant date. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares. As of September 30, 2006, approximately 1.5 million shares of common stock were available for grant under the plans.
     The company also has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of quarterly offering periods. As of September 30, 2006, approximately 1.1 million shares of common stock were available for purchase under the ESPP. During the quarter and nine months ended September 30, 2006, compensation expense associated with the ESPP was $200,000 and $500,000, respectively.

Equity-Based Transactions
     The following tables summarize restricted stock unit and stock option transactions during the nine months ended September 30, 2006:

	Restricted Stock Units			Options
		Weighted				Weighted
		Average			Weighted	Average
		Measure-			Average	Remaining
	Number of	ment Date		Number of	Exercise	Contractual
	Units	Fair Value		Shares	Price	Term (Years)
Outstanding at December 31, 2005	745,000	$12.11	(1)	6,532,139	$10.06	5.28
Granted	673,750	17.68		55,000	12.98
Exercised	—	—		(1,260,628)	7.79
Vested	(244,680)	12.11		—	—
Forfeited	(19,342)	12.29		(11,545)	7.02
Expired	—	—		(173,466)	13.14

Outstanding at September 30, 2006	1,154,728	$15.35		5,141,500	$10.55	4.59

(1)	Restated.
     The fair value of the restricted stock units granted was based on the closing market price of the company’s common stock on the measurement date of the award.
     The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Term	Average	Number	Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$1.30-$5.79	1,854,046	5.65	$ 4.82	1,854,046	$ 4.82
6.15-12.25	2,207,910	4.80	10.43	2,187,911	10.43
12.40-43.31	1,079,544	2.34	20.62	1,024,544	21.03

$1.30-$43.31	5,141,500	4.59	$10.55	5,066,501	$10.52

     The total grant date fair value of stock options that were granted during the nine months ended September 30, 2006 was $300,000. No options were granted in the third quarter of 2006.
     The fair value of options granted in 2006 was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. The company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted in 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

     The fair value of options granted during the nine months ended September 30, 2006 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended
September 30, 2006
Volatility	51%
Risk-free interest rate	4.35%
Weighted-average fair value per share at grant date	$6.11
Expected dividend yield	—
Expected life of options (years)	4.5
     During the quarter and nine months ended September 30, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) was $3.4 million and $10.0 million, respectively, and the total amount of cash received from the exercise of these options was $2.7 million and $9.8 million, respectively.
     As of September 30, 2006, the aggregate intrinsic value of stock options that are fully vested or are expected to vest was $42.3 million. In addition, as of September 30, 2006, unrecognized compensation cost related to unvested stock options was $100,000, substantially all of which will be fully amortized by December 31, 2006.
     During the quarter ended June 30, 2006, 244,680 restricted stock units with a weighted-average grant date fair value of $3.0 million became vested. Previously, no restricted stock units had vested, nor have any restricted stock units vested during the third quarter of 2006. As of September 30, 2006, the aggregate intrinsic value of restricted stock units that are expected to vest in the future was $21.7 million. In addition, as of September 30, 2006, unrecognized compensation cost related to unvested restricted stock units was $13.3 million, which is expected to be recognized over a weighted-average period of 1.61 years.
     During the quarter and nine months ended September 30, 2006, the company recorded $1.5 million and $3.5 million, respectively, as credits to additional paid-in capital for windfall tax benefits realized from exercised stock options and similar awards.
     For the quarter and nine months ended September 30, 2005, the company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 on the company’s net income and earnings per share. This information and the assumptions used for the quarter and nine months ended September 30, 2005 are summarized as follows:

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Volatility	58%	58%
Risk-free interest rate	3.91%	3.57%
Weighted-average fair value per share at grant date	$4.97	$4.76
Expected dividend yield	—	—
Expected life of options (years)	3.5	3.5

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan for the quarter and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(restated)	(restated)
Net income, as reported	$6,766	$20,332
Stock-based compensation expense per fair-value-based method	(399)	(1,770)

Pro forma net income	$6,367	$18,562

Earnings per share:
Basic—as reported	$0.13	$0.37
Basic—pro forma	$0.12	$0.34

Diluted—as reported	$0.11	$0.33
Diluted—pro forma	$0.10	$0.30
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
(12) New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This accounting standard will be effective for the company beginning January 1, 2007. The company is currently assessing the provisions of FIN 48.
     In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This staff position requires companies currently using the accrue-in-advance method of accounting for planned major maintenance activities on aircraft to change to the direct expense, built-in overhaul or deferral method of accounting. The company owns one L-1011 airplane and has been accounting for its planned major maintenance activities using the accrue-in-advance method. This staff position will be effective for the company beginning January 1, 2007. The company is currently assessing the provisions of this staff position as it relates to its airplane.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires full recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. Initial recognition of the funded status of a defined benefit plan is required for fiscal years ending after December 15, 2006. The company is currently assessing the provisions of SFAS No. 158.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With the exception of historical information, the matters discussed below under the headings “Restatement Related to Stock-Based Compensation Grants and Procedures,” “Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2006 and 2005,” “Segment Results,” “Backlog,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Legal Proceedings” and elsewhere in this report on Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2005, may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.
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
Restatement Related to Stock-Based Compensation Grants and Procedures
     In late October 2006, we concluded that prior period financial statements should be restated to record additional non-cash stock-based compensation expense resulting from certain stock-based grants in prior periods that were incorrectly accounted for under generally accepted accounting principles (“GAAP”). Our decision to restate our financial statements was based on a review by management and facts obtained during a voluntary independent review into our stock-based compensation grants and procedures that was conducted under the direction of a special committee of the Board of Directors. The Board created the special committee, which was composed solely of independent directors, to conduct a review of our stock option and restricted stock unit grants and related procedures during the period from the time of our initial public offering in 1990 to August 2006. The special committee was assisted by independent legal counsel and accounting consultants. The special committee has reported to the Board of Directors the results of its review, which is now completed.
     We and the special committee have concluded that incorrect measurement dates were used for a significant number of grants for accounting purposes. Accordingly, we have determined that the measurement date for such grants should be revised and as a result, additional stock-based compensation expense recorded in the company’s financial statements.
     Generally, the revisions in measurement dates are due to four types of circumstances: (1) stock option grant dates were selected retroactively, in many cases by the Chief Executive Officer, (2) we treated certain grants as completed prior to the date upon which we had determined the exact number of options that would be granted to each individual employee with finality, (3) we were unable to locate sufficient documentation to support the originally determined grant date and (4) we incorrectly applied the accounting guidance for a few grants in the early years of the period under review. Approximately 80% of the charges relating to revised measurement dates arose from incorrect measurement dates for grants made in 2000 and prior years.
     The special committee concluded that there was no fraud or intentional misconduct in our past stock-based compensation practices. Neither the special committee nor we found any evidence that any persons involved in the granting process, including instances in which adjustments are required for grant dates, acted in willful or intentional disregard of applicable legal and accounting rules. In addition, there was no evidence of altered or forged documents or of deliberate concealment. The special committee found, however, that certain grant dates were backdated, or selected retroactively, that insufficient or unclear documentation existed for other grants and that the process of granting and documenting stock options and restricted stock units was deficient and characterized by lack of diligence.
     We have determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was $14.1 million during the period from the time of our initial public offering in 1990 through September 30, 2006. Of this amount, $11.3 million related to the years prior to 2001, $600,000 to 2001, $200,000 to 2002, $400,000 to 2003, $800,000 to 2004, $500,000 to 2005 and $300,000 to the first nine months of 2006. In addition, we recorded an income tax benefit of $2.0 million in 2004 (when the company reversed its deferred tax asset valuation allowance), $200,000 in 2005 and $100,000 in 2006. There was no income tax benefit in 2001, 2002 and 2003 since we had full deferred tax asset valuation allowances in those years. The cumulative effect of the adjustments on our balance sheet at December 31, 2005 was a $13.2 million increase in paid-in capital, offset by an $11.6 million increase in accumulated deficit and a $1.6 million increase in non-current deferred income tax assets, which results in a $1.6 million net increase to stockholders’ equity. The effect on our cash flow statement for the nine months ended September 30, 2005 was $300,000 in reclassifications among certain line-items within cash flows from operating activities.
     Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, we believe that the stock-based compensation adjustments are not material to any of our current financial statements for periods subsequent to the year ended December 31, 2000. However, we believe that the adjustments in the aggregate would be material to the expected results for the year ending December 31, 2006. Accordingly, including consideration of the guidelines contained in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, we have determined to restate prior period financial statements. We further concluded not to amend our previously filed Quarterly Reports on Form 10-Q or our Annual Report on Form 10-K because the adjustments are not material to the individual prior years’ financial statements contained in the most recently filed Annual Report on Form 10-K. Rather, we concluded to report restated prior year financial statements in our current Quarterly Report on Form 10-Q and 2006 Annual Report on Form 10-K.

     Based on its findings, the special committee made various recommendations to the Board of Directors for its consideration, which are currently under review by the Board. In addition, our Board has directed management to consider processes, controls, policies and procedures involving our equity-based compensation program, including enhancement or changes to existing policies and procedures as may be appropriate, and to report its conclusions to the Board. Although management’s review in this regard is underway, we believe we have enhanced our controls and procedures for stock-based compensation going forward. Our Board has determined that future grants will be approved by the Human Resources and Compensation Committee of the Board and that the Chief Executive Officer shall no longer have delegated authority to make such grants.
     Section 409A of the U.S. Internal Revenue Code provides that option holders with options granted with a below-market exercise price, to the extent they were not vested as of December 31, 2004, may be subject to adverse income taxation upon exercise. We are currently considering possible actions we may take to address these adverse income tax consequences, which could result in a charge that would likely be recorded in the fourth quarter of 2006, but we have not reached any conclusions regarding such actions. We do not currently expect such charge would be material.
Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2006 and 2005
     Revenues — Our third quarter 2006 revenues were $197.8 million, up 24% over third quarter 2005 revenues of $159.3 million. This increase was primarily due to a 58% increase in satellites and space systems segment revenues that was driven by growth in the communications satellites product line related to progress on several new satellite contracts awarded in 2005. Launch vehicles segment revenues decreased 11% due to lower revenues from the interceptor launch vehicle and the target launch vehicle product lines, partially offset by higher revenues from the space launch vehicle product line. Transportation management systems segment revenues increased 46% largely driven by work on several new contracts started in 2005 and early 2006.
     For the first nine months of 2006, we reported $586.9 million in revenues, up 16% over the same period last year, primarily due to a 38% increase in satellites and space systems segment revenues that was driven by growth in the communications satellites product line. Launch vehicles segment revenues decreased 7% primarily due to lower revenues from the interceptor launch vehicle and the target launch vehicle product lines, partially offset by higher revenues from the space launch vehicle product line. Transportation management systems segment revenues increased 36% largely driven by the work on several new contracts started in 2005 and early 2006.
     Gross Profit — Our consolidated gross profit increased 26% to $37.8 million in the third quarter of 2006 from $30.1 million in the third quarter of 2005. Gross profit in the third quarter of 2006, as compared to the third quarter of 2005, increased $7.1 million, or 60%, in our satellites and space systems segment, $0.1 million, or 1%, in our launch vehicles segment and $0.4 million, or 22%, in our transportation management systems segment. The increase in gross profit in our satellites and space systems segment was principally due to higher revenues, driven by an increased level of contract activity in 2006, and improved contract profitability in the communications satellites product line.
     Consolidated gross profit for the first nine months of 2006 increased to $113.8 million from $90.4 million in the same period of 2005. Gross profit increased $19.9 million, or 55%, in our satellites and space systems segment, $2.4 million, or 5%, in our launch vehicles segment and $0.9 million, or 19%, in our transportation management systems segment. Consistent with the results for the third quarter, the increase in gross profit for the first nine months of 2006 in our satellites and space systems segment was principally due to higher revenues, driven by an increased level of contract activity in 2006, and significantly improved contract profitability in the communications satellites product line.
     Research and Development Expenses - Research and development expenses are comprised of our self-funded product research and development activities and exclude customer-funded development activities. Research and development expenses were $2.6 million, or 1% of revenues, and $1.1 million, or 1% of revenues, in the third quarter of 2006 and 2005, respectively. Research and development expenses were $7.3 million, or 1% of revenues, and $3.3 million, or 1% of revenues, for the nine months ended September 30, 2006 and 2005, respectively. These expenses related primarily to the development of enhanced launch vehicles and satellites.
     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $20.2 million, or 10% of revenues, and $16.9 million, or 11% of revenues, in the third quarter of 2006 and 2005, respectively. Selling, general and administrative expenses were $59.0 million, or 10% of revenues, and $48.2 million, or 10% of revenues, in the first nine months of 2006 and 2005, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as the costs of marketing, advertising, promotional and other selling expenses. Selling, general and administrative expenses increased in the third quarter and the first nine months of 2006 as compared to the same periods in 2005 primarily due to increased legal and professional fees, higher bid, proposal and marketing costs and equity-based compensation expenses that were recorded in 2006, as discussed below.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. During the third quarter and first nine months of 2006, we recorded $1.8 million and $5.9 million, respectively, in equity-based compensation expense. The majority of these costs are reported in selling, general and administrative expenses and the remainder are reported in cost of goods sold.
     Interest Expense - Interest expense was $3.1 million and $3.0 million for the third quarter of 2006 and 2005, respectively, and $9.3 million and $8.6 million for the nine months ended September 30, 2006 and 2005, respectively.
     Interest Income and Other - Interest income and other was $2.7 million and $1.4 million for the third quarter of 2006 and 2005, respectively, and $8.3 million and $2.9 million for the first nine months of 2006 and 2005, respectively. These increases were primarily due to larger interest income as a result of higher interest rates and higher short-term invested cash balances.
     Income Taxes - We recorded income tax expense of $6.2 million and $3.9 million in the third quarter of 2006 and 2005, respectively, and $19.5 million and $12.8 million in the first nine months of 2006 and 2005, respectively, reflecting an annualized effective income tax rate of 41.8% and 38.6%, respectively. The increase in the effective tax rate is primarily due to an increase in non-deductible expenses in 2006.
     Net Income - Our net income for the third quarter of 2006 was $8.5 million, compared to net income of $6.8 million in the third quarter of 2005. Net income for the first nine months of 2006 was $27.1 million, compared to $20.3 million in the same period in 2005.
Segment Results
     Our products and services are grouped into three reportable segments: (i) launch vehicles, (ii) satellites and space systems and (iii) transportation management systems. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006	2005
Revenues:
Launch Vehicles	$71,176	$79,798		$230,244	$247,636
Satellites and Space Systems	117,917	74,755		333,415	242,034
Transportation Management Systems	9,450	6,462		26,754	19,717
Corporate and Other	(731)	(1,691)		(3,489)	(5,511)

Total	$197,812	$159,324		$586,924	$503,876

Income from Operations:
Launch Vehicles	$7,584	$8,598		$25,190	$26,306
Satellites and Space Systems	7,110	3,071		21,030	11,411
Transportation Management Systems	615	564		1,526	1,439
Corporate and Other	(222)	(63	)(1)	(222)	(336	)(1)

Total	$15,087	$12,170	(1)	$47,524	$38,820	(1)

(1) Restated
Third Quarter 2006 Compared with Third Quarter 2005
     Launch Vehicles - Launch vehicles segment revenues decreased 11% due to lower revenues from our interceptor launch vehicle and target launch vehicle product lines, partially offset by higher revenues from our space launch vehicle product line. In our interceptor launch vehicles product line, we are developing and manufacturing interceptor boosters designed to defend against ballistic missile attacks, including the midcourse-phase Orbital Boost Vehicle (“OBV”) and the boost-phase Kinetic Energy Interceptors (“KEI”) programs directed by the U.S. Missile Defense Agency. Interceptor launch vehicles accounted for $40.2 million and $46.9 million in revenues, or 57% and 59% of total segment revenues in the third quarter of 2006 and 2005, respectively. The $6.6 million decrease in revenues from interceptor launch vehicles was primarily due to lower OBV program revenues. Target launch vehicle revenues decreased $6.9 million, also largely due to lower activity on target programs. Space launch vehicle revenues increased $4.8 million, largely due to higher activity on Taurus and Minotaur programs.
     Operating income in the launch vehicles segment decreased 12% due to lower operating income from our interceptor launch vehicle and target launch vehicle product lines, partially offset by higher operating income from our space launch vehicle product line. Operating income from our interceptor launch vehicles was the largest contributor to this segment’s operating income, with $3.7 million of operating profit in the third quarter of 2006 and $5.6 million in the third quarter of 2005, or 49% and 65%, respectively, of total operating income in this segment. Interceptor launch vehicle operating income decreased primarily due to lower OBV program revenues and lower contract fee accrual estimates in 2006. Operating income from space launch vehicles increased consistent with the product line’s revenue increase, and operating income from our target launch vehicle product line decreased consistent with the product line’s revenue decrease. This segment’s operating margin (as a percentage of revenues) was 10.7% in the third quarter of 2006, compared to 10.8% in the third quarter of 2005.
     Satellites and Space Systems - Satellites and space systems segment revenues increased 58% due to a $37.1 million increase in revenues in our communications satellites product line primarily related to program activity on several new satellite contracts awarded in 2005. In addition, this segment’s results included a $6.1 million revenue increase in the science, technology and defense satellites product line largely due to increased in program activity on several satellite contracts, partially offset by a reduction in contract activity on a satellite that was launched in the second quarter of 2006.
     Operating income in the satellites and space systems segment increased 132% primarily due to significant growth in our communications satellites product line. The growth in our communications satellites product line was primarily attributable to program activity on several new satellite contracts started in 2005 and due to the absence in 2006 of cost growth on a satellite that was completed in October 2006. Operating income in our science, technology and defense satellites product line also increased, largely due to a favorable contract adjustment after the successful launch of a satellite in the second quarter of 2006. This segment’s operating margin (as a percentage of revenues) improved to 6.0% in the third quarter of 2006, compared to 4.1% in the third quarter of 2005, primarily due to the improved operating margin in the communications satellites product line.
     Transportation Management Systems - Transportation management systems segment revenues increased 46% largely driven by work on several new contracts started in 2005 and early 2006. Operating income increased marginally quarter-over-quarter. This segment’s operating margin (as a percentage of revenues) was 6.5% in the third quarter of 2006, compared to 8.7% in the third quarter of 2005.

     Corporate and Other - Corporate and other revenues were comprised primarily of the elimination of intercompany revenues. The operating losses reported in corporate and other are comprised solely of the effects of stock-based compensation charges discussed in Note 3 to the accompanying condensed consolidated financial statements.
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
     Launch Vehicles - Launch vehicles segment revenues decreased 7%, primarily due to lower revenues from our interceptor launch vehicle and our target launch vehicle product lines, partially offset by an increase in revenues from our space launch vehicles product line. Revenues from the interceptor launch vehicles product line decreased $11.0 million, largely due to lower OBV program revenues. Interceptor launch vehicles accounted for 58% of total launch vehicles segment revenues in the nine months ended September 30, 2006 and 2005. Target launch vehicle revenues decreased $14.9 million in the nine months ended September 30, 2006 as compared to 2005, primarily due to lower activity on target vehicles in 2006. Space launch vehicle revenues increased $7.6 million primarily due to higher levels of activity on Taurus and Minotaur programs.
     Operating income in the launch vehicles segment decreased 4% for the year-to-date period. Operating income from interceptor launch vehicles continued to be the largest contributor to this segment’s operating income, with $14.7 million and $18.9 million of operating profit in the first nine months of 2006 and 2005, respectively, or 58% and 72%, respectively, of total operating income in this segment. The interceptor launch vehicle operating income decrease was largely due to lower OBV program revenues and lower contract fee accrual estimates in 2006, and the favorable profit adjustment in 2005 discussed above. Operating income from space launch vehicles and target launch vehicles increased $4.2 million in the aggregate in the year-to-date period. Operating income from space launch vehicles increased consistent with the product line’s revenue increase, and operating income from our target launch vehicle product line increased despite lower product line revenues, primarily due to cost growth that impacted several contracts in 2005. The launch vehicles segment’s operating margin (as a percentage of revenues) improved to 11.0% in the first nine months of 2006, compared to 10.6% in the same period of 2005. This margin increase was due to improved space launch vehicle and target launch vehicle margins.
     Satellites and Space Systems - Satellites and space systems segment revenues increased 38%, primarily as a result of a $118.9 million communications satellite revenue increase related to progress on several new satellite contracts awarded in 2005. The growth in communications satellite revenues was partially offset by a decrease in science, technology and defense satellite revenues largely due to a significant reduction in contract activity on a satellite that was launched in the second quarter of 2006.
     Operating income in the satellites and space systems segment increased 84% primarily due to the significant growth in our communications satellites product line, together with the other factors that affected the third quarter results, as discussed above. This segment’s operating margin (as a percentage of revenues) improved to 6.3% in the first nine months of 2006, compared to 4.7% in the same period of 2005. This margin increase was due to improved communications satellite margins.
     Transportation Management Systems - Transportation management systems segment revenues increased 36%, largely due to work on several new contracts started in 2005 and early 2006. Operating income increased marginally period-over-period. This segment’s operating margin (as a percentage of revenues) was 5.7% in the first nine months of 2006, compared to 7.3% in the same period of 2005.
     Corporate and Other - Corporate and other revenues are comprised primarily of the elimination of intercompany revenues. The operating losses reported in corporate and other are comprised solely of the effects of stock-based compensation charges discussed in Note 3 to the accompanying condensed consolidated financial statements.
Backlog
     Our firm backlog was approximately $1.85 billion at September 30, 2006 and $1.26 billion at December 31, 2005. While there can be no assurance, we currently expect approximately $200 million of the September 30, 2006 firm backlog to be recognized as revenue during the remainder of 2006. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.
     Total backlog was $3.51 billion at September 30, 2006 and $2.90 billion at December 31, 2005. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.
Liquidity and Capital Resources
     Cash Flow from Operating Activities — Cash flow from operating activities in the first nine months of 2006 was $90.1 million as compared to $43.4 million in the same period of 2005. The increase in 2006 as compared to 2005 was primarily due to cash flows resulting from changes in assets and liabilities. The first nine months of 2006 includes a $30.7 million favorable adjustment resulting from net changes in assets and liabilities, primarily due to a $44.3 million increase in deferred revenues, partially offset by a $9.7 million increase in receivables. The increase in deferred revenues was primarily due to cash received in advance of contract performance on certain communications satellite programs. The increase in receivables was consistent with revenue growth in the first nine months of 2006.
     Cash Flow from Investing Activities — In the first nine months of 2006, we spent $14.5 million for capital expenditures, as compared to $10.9 million in the first nine months of 2005. The increase in capital expenditures is primarily related to additional integration and test equipment and ongoing expansion of facilities to support the growth requirements of our satellites and space systems segment.

     Cash Flow from Financing Activities — In the first nine months of 2006, we repurchased and retired 1.1 million shares of our common stock at a cost of $16.2 million. In the first nine months of 2005, we repurchased and retired 1.9 million shares of our common stock at a cost of $20.0 million.
     During the first nine months of 2006 and 2005, we received $11.1 million and $5.5 million, respectively, from the issuance of common stock primarily in connection with stock option exercises and our employee stock purchase plan.
     As of September 30, 2006 and December 31, 2005, we had outstanding an aggregate of $126.4 million 9% senior notes due July 2011 with interest due semi-annually. The fair value of our 9% senior notes at September 30, 2006 was estimated at $134.0 million, based on market trading activity.
     We have a $50.0 million revolving credit facility (the “Revolver”) with the option to increase the amount of the Revolver up to $25.0 million to the extent that any one or more lenders commit to lending such amount. Loans under the Revolver bear interest at either LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Revolver is collateralized by our intellectual property and accounts receivable. Up to $40.0 million of the Revolver may be reserved for letters of credit. As of September 30, 2006, there were no borrowings under the Revolver, although $22.4 million of letters of credit were issued under the Revolver. Accordingly, as of September 30, 2006, $27.6 million of the Revolver was available for borrowing.
     Our 9% senior notes due 2011 and our $50.0 million Revolver contain covenants limiting our ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Revolver contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of September 30, 2006, we were in compliance with all of these covenants.
     Available Cash and Future Funding - At September 30, 2006, we had $233.0 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
     In April 2006, our Board of Directors authorized the purchase of up to $50.0 million of our outstanding securities over a 12-month period. As of September 30, 2006, $45.4 million of additional possible purchases could be transacted under this purchase program.

Off-Balance Sheet Arrangements
     We believe that we do not have any material off-balance sheet arrangements, as defined by applicable securities regulations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This accounting standard will be effective for us beginning January 1, 2007. We are currently assessing the provisions of FIN 48.
     In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This staff position requires companies currently using the accrue-in-advance method of accounting for planned major maintenance activities on aircraft to change to the direct expense, built-in overhaul or deferral method of accounting. We own one L-1011 airplane and previously accounted for its planned major maintenance activities using the accrue-in-advance method. This staff position will be effective for us beginning January 1, 2007. We are currently assessing the provisions of this staff position as it relates to our airplane.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires full recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. Initial recognition of the funded status of a defined benefit plan is required for fiscal years ending after December 15, 2006. We are currently assessing the provisions of SFAS No. 158.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2006, we had $3.4 million of receivables denominated in Japanese yen and $4.9 million denominated in Singapore dollars.
     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At September 30, 2006, we had no material foreign currency forward exchange contracts.
     The fair market value of our outstanding 9% senior notes due 2011 was estimated at approximately $134.0 million at September 30, 2006, based on market trading activity.
     We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $5.9 million at September 30, 2006. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

ITEM 4. CONTROLS AND PROCEDURES
Restatement Related to Stock-Based Compensation Grants and Procedures
     In late October 2006, we concluded that prior period financial statements should be restated to record additional non-cash stock-based compensation expense resulting from certain stock-based grants in prior periods that were incorrectly accounted for under GAAP. Our decision to restate our financial statements was based on a review conducted by both management and a special committee of the Board of Directors into stock-based compensation grants and procedures and the finding that, among other things, incorrect measurement dates were used for a significant number of grants for accounting purposes. Additional information regarding the review related to stock-based grants and procedures and the impact on our financial statements is included in this report in Note 3 to the condensed consolidated financial statements.
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, which took into account the stock-based compensation review discussed above, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.
Changes in Internal Controls
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

(c) None.

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

ORBITAL SCIENCES CORPORATION
DATED: November 14, 2006	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: November 14, 2006	By:	/s/ Garrett E. Pierce
Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX
     The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Rights Agreement dated as of October 22, 1998 between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

4.4	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003).

4.5	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2

Exhibit No.	Description

to the company’s Current Report on Form 8-K filed on July 18, 2003).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).