Form 10-K/A
period 2005-12-31
ORBITAL SCIENCES CORP /DE/
filed 2006-12-07
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Explanatory Note
Restatement of Consolidated Financial Statements
     We are amending our Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2005 to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and related disclosures. This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, which is included in Item 6.
     In late October 2006, we concluded that prior period financial statements should be restated to record additional non-cash stock-based compensation expense resulting from certain stock-based grants in prior periods that were incorrectly accounted for under generally accepted accounting principles as discussed in Note 2 to the consolidated financial statements appearing in this Form 10-K/A. We previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, that we had concluded not to amend our previously filed Quarterly Reports on Form 10-Q or our Annual Report on Form 10-K because the adjustments are not material to any of the individual prior year financial statements contained in the Original Filing. However, we have subsequently determined that it is advisable to amend our Original Filing because of a financing transaction.
     We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K for the periods affected by the restatements or adjustments. All the information in this Form 10-K/A is as of December 31, 2005 and does not reflect any subsequent information or events after the date of the original filing other than the restatement and related matters discussed in Note 2 to the consolidated financial statements appearing in this Form 10-K/A. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety as amended by and to reflect the restatement; however, only the following items have been amended:
     Part II – Item 6. Selected Financial Data;
     Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
     Part II – Item 8. Financial Statements and Supplementary Data;
     Part II – Item 9A. Controls and Procedures; and
     Part IV – Item 15. Exhibits and Financial Statement Schedule.
     Other than discussed above, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
     Various branches and agencies of the U.S. military, including MDA, use our suborbital launch vehicles as targets for defense-related applications such as ballistic missile interceptor testing and related experiments. These rockets are programmed to simulate incoming enemy missiles, offering an affordable and reliable means to test advanced missile defense systems. Our family of targets extends from long-range ballistic target launch vehicles, which include targets for testing the MDA’s GMD system, to medium- and short-range target vehicles designed to simulate threats to U.S. and allied military forces deployed in overseas theaters. We have also developed a short-range supersonic sea-skimming target that flies just above the ocean’s surface and is currently being used by the U.S. Navy.
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
     We derive a significant portion of our revenues from U.S. government contracts, which are dependent on continued political support and funding. All our U.S. government contracts and, in general, our subcontracts with other U.S. government prime contractors provide that such contracts may be terminated for convenience at any time by the U.S. government or the prime contractor, respectively. Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production. In the event of a termination for convenience, contractors generally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss. For a more detailed description of risks relating to the U.S. government contract industry, see “Item 1A — Risk Factors.”
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
     We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. Moreover, our credit facility and our indenture governing our 9% senior notes contain covenants limiting our ability to pay cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     The transfer agent for our common stock is:
Computershare Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940
Telephone: (781) 575-3170
www.computershare.com

     The following table sets forth information regarding our repurchase of common stock during, and as of, the quarter ended December 31, 2005.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share	Programs	Programs [1]
October 1, 2005 to October 31, 2005	327,000	$11.38	327,000	$26,278,560

November 1, 2005 to November 30, 2005	670,900	$11.79	670,900	$18,367,402

December 1, 2005 to December 31, 2005	231,800	$12.66	231,800	$15,432,138

Total	1,229,700	$11.85	1,229,700	$15,432,138

(1)	On April 21, 2005, we announced the company’s plan, subject to certain conditions, to repurchase up to $50 million of outstanding debt and equity securities, including our common stock, up through April 20, 2006 .

Item 6. Selected Financial Data
Selected Consolidated Financial Data
     The selected consolidated financial data presented below as of December 31, 2005 and 2004 and for each of the years in the three year period ended December 31, 2005 are derived from our audited historical consolidated financial statements. The selected consolidated financial data presented below as of December 31, 2003, 2002 and 2001 and for each of the years in the two year period ended December 31, 2002 are derived from our historical consolidated financial statements as adjusted for the matter described in Note 2 to the consolidated financial statements included elsewhere in this Form 10-K/A. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K/A.

	Years Ended December 31,
	2005	2004 (1)	2003 (2)	2002	2001 (3)
	(In thousands, except per share data)
	(restated)	(restated)	(restated)	(restated)	(restated)
Operating Data:
Revenues	$703,450	$675,935	$581,500	$551,642	$415,249
Costs of goods sold	578,764	566,787	477,273	460,231	387,433

Gross profit	124,686	109,148	104,227	91,411	27,816
Operating expenses	72,229	54,681	69,062	62,536	81,361

Income (loss) from operations	52,457	54,467	35,165	28,875	(53,545)
Allocated share of losses of affiliate	—	—	—	—	(26,495)
Gain on reversal of allocated losses of affiliate	—	—	40,586	—	—
Debt extinguishment expense	—	(2,099)	(38,836)	—	—
Other expense, net	(7,170)	(9,096)	(17,336)	(15,089)	(16,146)

Income (loss) before provision for income taxes and discontinued operations	45,287	43,272	19,579	13,786	(96,186)
Income tax (provision) benefit	(17,438)	157,863	265	(265)	—

Income (loss) from continuing operations	27,849	201,135	19,844	13,521	(96,186)
Income from discontinued operations	—	—	—	875	114,565
Cumulative effect of change in accounting	—	—	—	(13,795)	—

Net income	$27,849	$201,135	$19,844	$601	$18,379

Basic Income Per Share:
Income (loss) from continuing operations	$0.51	$4.05	$0.42	$0.30	$(2.50)
Income from discontinued operations	—	—	—	0.02	2.98
Cumulative effect of change in accounting	—	—	—	(0.31)	—

Net income	$0.51	$4.05	$0.42	$0.01	$0.48

Shares used in computing basic per share amounts	54,804	49,658	46,718	43,908	38,424
Diluted Income Per Share:
Income (loss) from continuing operations	$0.45	$3.10	$0.34	$0.30	$(2.50)
Income from discontinued operations	—	—	—	0.02	2.98
Cumulative effect of change in accounting	—	—	—	(0.31)	—

Net income	$0.45	$3.10	$0.34	$0.01	$0.48

Shares used in computing diluted per share amounts	62,386	64,981	58,181	44,937	38,424
Statement of Cash Flow Data:
Cash flow from operating activities	$74,696	$66,998	$46,474	$(29,848)	$(80,989)
Cash flow from investing activities	(13,615)	(3,399)	(15,594)	(14,341)	236,980
Cash flow from financing activities	(27,736)	1,005	(13,420)	24,414	(137,852)

	Years Ended December 31,
	2005	2004 (1)	2003 (2)	2002	2001 (3)
	(In thousands, except per share data)
	(restated)	(restated)	(restated)	(restated)	(restated)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$165,143	$133,819	$80,158	$53,741	$74,030
Net working capital	205,977	186,361	115,189	92,350	(63,384)
Total assets	670,377	665,244	439,300	416,310	432,734
Short-term borrowings	76	161	297	1,854	103,710
Long-term obligations, net	126,459	128,375	137,116	114,833	4,665
Stockholders’ equity	397,321	395,598	166,877	134,568	94,285

(1)	Operating income in 2004 included a $2.5 million gain recorded as a credit to settlement expense. The income tax benefit in 2004 included a $158.5 million benefit resulting from the December 31, 2004 reversal of substantially all of the company’s deferred income tax valuation allowance.

(2)	Operating income in 2003 included $3.9 million in net settlement expenses.

(3)	Revenue, gross profit and operating income in 2001 included a $13.0 million favorable adjustment as a result of a contract settlement and a $3.4 million reversal of a provision for uncollectible receivables in connection with a contract that was terminated in March 2001. Operating expenses in 2001 included $5.4 million of litigation-related settlement expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     With the exception of historical information, the matters discussed below under the headings “Restatement Related to Stock-Based Compensation Grants and Procedures,” “Consolidated Results of Operations for the Years Ended December 31, 2005, 2004 and 2003,” “Segment Results,” “Liquidity and Capital Resources” and elsewhere in this Form 10-K/A include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Readers should be cautioned that a number of important factors, including those identified above in “Item 1 – Special Note Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. Historical results of operations may not be indicative of future operating results.
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

     Generally, the revisions in measurement dates are due to four types of circumstances: (1) stock option grant dates were selected retroactively, in many cases by the Chief Executive Officer, (2) we treated certain grants as completed prior to the date upon which we had determined the exact number that would be granted to each individual employee with finality, (3) we were unable to locate sufficient documentation to support the originally determined grant date and (4) we incorrectly applied certain accounting guidance for a few grants in the early years of the period under review. Approximately 80% of the charges relating to revised measurement dates arose from incorrect measurement dates for grants made in 2000 and prior years.
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
     We have determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was $14.1 million during the period from the time of our initial public offering in 1990 through September 30, 2006. Of this amount, $12.0 million related to the years prior to 2003, $0.4 million to 2003, $0.8 million to 2004, $0.5 million to 2005 and $0.3 million to the first nine months of 2006. In addition, we recorded an income tax benefit of $2.0 million in 2004 (when we reversed our deferred tax asset valuation allowance), $0.2 million in 2005 and $0.1 million in 2006. There was no income tax benefit in 2003 since we had a full deferred tax asset valuation allowance in that year. The cumulative effect of the adjustments on our balance sheet at December 31, 2005 was a $13.2 million increase in paid-in capital, offset by an $11.6 million increase in accumulated deficit and a $1.6 million increase in non-current deferred income tax assets, which results in a $1.6 million net increase to stockholders’ equity. The effect of the adjustments on our cash flow statements for 2005, 2004 and 2003 was $0.5 million, $2.0 million and $0.4 million, respectively, in reclassifications among certain line-items within cash flows from operating activities.
     Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, we believe that the stock-based compensation adjustments are not material to any of our current financial statements for periods subsequent to the year ended December 31, 2000. However, we believe that the adjustments in the aggregate would be material to the expected results for the year ending December 31, 2006. Accordingly, we considered, among other things, the guidelines in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined to restate prior period financial statements. We further concluded that we were not required to amend our previously filed Quarterly Reports on Form 10-Q or our 2005 Annual Report on Form 10-K because the adjustments are not material to any of the individual prior year financial statements contained in the 2005 Annual Report on Form 10-K. We had concluded to report restated prior year financial statements in our current Quarterly Report on Form 10-Q and 2006 Annual Report on Form 10-K; however, we have elected to amend our 2005 Annual Report in this Form 10-K/A because of a financing transaction.
      In order to further enhance investor understanding of the effects of the matters described in the preceding paragraphs and to provide context for the disclosure and the composition of the cumulative adjustment to our accumulated deficit balance as of December 31, 2002, we have provided the information below, which shows the accounting periods to which the stock-based compensation adjustments relate. Our financial statements for such prior periods have not been withdrawn, nor have the related SEC reports for such periods been amended. Accordingly, for illustrative purposes, the table below applies the stock-based compensation adjustments to the periods shown to facilitate an understanding of the amount by which our accumulated deficit balance as of December 31, 2002 has been adjusted. Since our deferred tax assets were substantially offset by valuation allowances prior to 2003, the impact on the income tax provision or benefit during this period has not been separately disclosed. The following table shows the stock-based compensation adjustments by year up through 2002 (in thousands):

1996	$963
1997	1,940
1998	4,099
1999	2,257
2000	2,053
2001	572
2002	165

Total adjustments	12,049
Accumulated deficit as of December 31, 2002, as previously reported	444,820

Accumulated deficit as of December 31, 2002, as restated	$456,869

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
     Gross Profit - Our consolidated gross profit was $124.7 million in 2005, a 14% increase compared to $109.1 million in 2004. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.
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
     Selling, General and Administrative Expenses – Selling, general and administrative expenses were $65.9 million, or 9.4% of revenues, and $50.9 million, or 7.5% of revenues, in 2005 and 2004, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as the costs of marketing, advertising, promotional and other selling expenses. The increase in selling, general and administrative expenses was driven by increases in bid, proposal and marketing costs, higher legal fees and expenses and increased personnel-related costs. The increase in bid, proposal and marketing costs was driven by satellite and launch vehicle proposal efforts in 2005. Legal fees and expenses related to the U.S. government investigation initiated in 2005 and described more fully in Note 8 to the consolidated financial statements totaled approximately $2.2 million in 2005. Personnel-related costs increased largely due to higher staff levels and, in part, due to the expense related to an equity-based compensation arrangement initiated in 2005, discussed in more detail below.
     Settlement Expense - In 2004, we recorded a $2.5 million gain as a credit to settlement expense in connection with the sale of senior subordinated notes which we had received in 2003 from a former affiliate.

     Interest Expense - Interest expense was $11.7 million and $11.4 million in 2005 and 2004, respectively. Interest expense in 2005 remained relatively consistent with interest expense in 2004 primarily as a result of our unchanged fixed-rate debt balance during 2005.
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
     We recorded $17.4 million of income tax expense in 2005, reflecting an annualized effective income tax rate of 38.5%. The $157.9 million net income tax benefit recorded in 2004 was comprised of (i) $158.5 million in deferred tax benefit in connection with the reversal of the valuation allowance discussed below and (ii) a $ 0.6 million current provision for 2004 AMT and state tax obligations.
     Net Income - Our consolidated net income was $27.8 million and $201.1 million, or $0.45 and $3.10 diluted earnings per share, in 2005 and 2004, respectively. The decrease in net income in 2005 was due to a $2.0 million increase in pretax income, offset by the impact of the $157.9 million net income tax benefit in 2004 compared to the $17.4 million income tax expense in 2005.
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
     Gross Profit - Our consolidated gross profit was $109.1 million in 2004, a 5% increase compared to $104.2 million in 2003. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.
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
     Selling, General and Administrative Expenses – Selling, general and administrative expenses were $50.9 million, or 7.5% of revenues, and $57.4 million, or 9.9% of revenues, in 2004 and 2003, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as the costs of marketing, advertising, promotional and other selling expenses. Selling, general and administrative expenses decreased largely due to a $2.7 million reduction in bid and proposal costs and $2.1 million of non-recurring litigation expenses in our transportation management systems segment in 2003.
     Settlement Expense - In 2004, we recorded a $2.5 million gain as a credit to settlement expense in connection with the sale of senior subordinated notes which we had received in 2003 from a former affiliate.
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
     Interest Expense - Interest expense was $11.4 million and $18.7 million in 2004 and 2003, respectively. Interest expense decreased in 2004 as compared to 2003 primarily as a result of a lower interest rate on our debt and a reduction in the amortization of debt costs resulting from our refinancing transactions in the third quarter of 2003.
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
     Income Taxes – The $157.9 million net tax benefit recorded in 2004 was comprised of (i) the $158.5 million deferred income tax benefit in connection with the reversal of the valuation allowance discussed below and (ii) a $ 0.6 million current income tax provision for 2004 alternative minimum taxes and state tax obligations. In 2003, the benefit recorded for income taxes was solely attributable to the refund of state income taxes paid in 2002.
     In prior years and until the fourth quarter of 2004, we had recorded a valuation allowance to fully reserve our net deferred tax assets based on our assessment that the realization of our net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004 we determined that based upon a number of factors, including our cumulative taxable income in recent years and our expected profitability in future years, substantially all of our net deferred tax assets are more likely than not realizable through future earnings. Accordingly, as of December 31, 2004 we reversed $214.1 million of our deferred income tax valuation allowance and recorded (i) a tax benefit of $158.5 million in our consolidated income statement, (ii) a $39.7 million reduction in goodwill and (iii) a $15.9 million increase to additional paid-in capital. The portion of the reversal recorded as a reduction in goodwill relates to valuation allowances established in prior years in connection with business acquisitions. The portion of the reversal recorded as an increase to additional paid-in capital is primarily related to tax benefits associated with stock option exercises in 2004 and prior years.
     Net Income - Our consolidated net income was $201.1 million, or $3.10 diluted earnings per share, and $19.8 million, or $0.34 diluted earnings per share, in 2004 and 2003, respectively.

The increase in net income in 2004 consisted of a $23.7 million increase in pretax income, plus the $158.5 million income tax benefit in 2004 discussed above.
Segment Results
     Our products and services are grouped into three reportable segments: (i) launch vehicles; (ii) satellites and related space systems; and (iii) transportation management systems. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Years Ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Revenues
Launch Vehicles	$335,315	$323,287	$333,272
Satellites and Related Space Systems	348,579	331,726	218,679
Transportation Management Systems	26,532	29,135	36,571
Corporate and Other	(6,976)	(8,213)	(7,022)

Total	$703,450	$675,935	$581,500

Income (Loss) from Operations
Launch Vehicles	$35,444	$30,103	$32,801
Satellites and Related Space Systems	16,015	21,439	14,555
Transportation Management Systems	1,494	1,243	(7,629)
Corporate and Other	(496)	1,682	(691)
Settlement Expense	—	—	(3,871)

Total	$52,457	$54,467	$35,165

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
     Corporate and Other – Corporate and other revenues are comprised solely of the elimination of intercompany revenues. Corporate and other operating income in 2004 was comprised primarily of the first quarter 2004 gain on the sale of notes received from a former affiliate discussed above.
     In 2005, we granted to employees 745,000 restricted stock units (“RSU”) valued at a weighted-average price of $12.11 each. Each RSU entitles the holder to receive one share of common stock on the date of vesting. The cost of these units is amortized over a three-year vesting period and we recorded $1.5 million of such amortization expense in 2005. This expense and the related profit impact is allocated among all our reportable business segments.
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
     Corporate and Other – Corporate and other revenues are comprised solely of the elimination of intercompany revenues. Corporate and other operating income in 2004 was comprised primarily of the first quarter 2004 gain on the sale of notes received from a former affiliate discussed above. In 2003, corporate and other operating results included $4.8 million of settlement expense discussed in “Consolidated Results of Operations for the Years Ended December 31, 2005, 2004 and 2003.”
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

     Available Cash and Future Funding — At December 31, 2005, we had $158.8 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
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
Aggregate Contractual Obligations
     The following summarizes Orbital’s contractual obligations at December 31, 2005, both on- and off-balance sheet, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt	$126.4	$—	$—	$—	$126.4
Interest on long-term debt	68.4	11.4	22.8	22.8	11.4
Capital leases	0.1	0.1	—	—	—
Operating leases (1)	94.8	13.8	24.1	17.6	39.3
Purchase obligations (2)	256.3	168.5	87.6	0.2	—
Other long-term liabilities	0.1	0.1	—	—	—

Total	$546.1	$193.9	$134.5	$40.6	$177.1

(1)	Our obligations under operating leases consist of minimum rental commitments under non-cancelable operating leases primarily for office space and equipment.

(2)	Purchase obligations consist of open purchase orders that we issued to acquire materials, parts or services in future periods.

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
New Accounting Pronouncement
     In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” was issued. SFAS No. 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize as expense the fair value of all employee stock-based awards, including stock option grants. Our adoption date for SFAS No. 123(R) is January 1, 2006, using the modified prospective application method, as defined under SFAS No. 123(R). We are completing our assessment of the expected impact on our 2006 consolidated financial statements. See Note 9 to the consolidated financial statements elsewhere in this Form 10-K/A for further information regarding our stock-based compensation.
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
As described in Note 2 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
McLean, Virginia
March 2, 2006, except with respect to our opinion on the
consolidated financial statements insofar as it relates to
Note 2, as to which the date is December 7, 2006

ORBITAL SCIENCES CORPORATION
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Revenues	$703,450	$675,935	$581,500
Costs of goods sold	578,764	566,787	477,273

Gross profit	124,686	109,148	104,227
Research and development expenses	6,294	6,311	7,835
Selling, general and administrative expenses	65,935	50,908	57,356
Settlement expense	—	(2,538)	3,871

Income from operations	52,457	54,467	35,165
Interest expense	(11,746)	(11,386)	(18,683)
Interest income and other	4,576	2,290	1,347
Gain on reversal of allocated losses of affiliate	—	—	40,586
Debt extinguishment expense	—	(2,099)	(38,836)

Income before taxes	45,287	43,272	19,579
Income tax (provision) benefit	(17,438)	157,863	265

Net income	$27,849	$201,135	$19,844

Basic net income per share	$0.51	$4.05	$0.42

Diluted net income per share	$0.45	$3.10	$0.34

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
	(restated)	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$158,849	$125,504
Restricted cash	6,294	8,315
Receivables, net	131,251	149,480
Inventories, net	19,006	13,565
Deferred income taxes, net	30,614	26,710
Other current assets	6,473	3,880

Total current assets	352,487	327,454

Property, plant and equipment, net	85,640	83,154
Goodwill	55,551	55,551
Deferred income taxes, net	167,835	187,414
Other non-current assets	8,864	11,671

Total Assets	$670,377	$665,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term obligations	$76	$161
Accounts payable	14,404	30,740
Accrued expenses	101,749	90,714
Deferred revenues	30,281	19,478

Total current liabilities	146,510	141,093

Long-term obligations, net of current portion	126,459	128,375
Other non-current liabilities	87	178

Total liabilities	273,056	269,646

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 55,032,244 and 52,823,032 shares outstanding, respectively	550	528
Additional paid-in capital	604,812	631,443
Deferred compensation	—	(483)
Accumulated deficit	(208,041)	(235,890)

Total stockholders’ equity	397,321	395,598

Total Liabilities and Stockholders’ Equity	$670,377	$665,244

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
			(restated)	(restated)	(restated)	(restated)
Balance, December 31, 2002	45,611	$456	$591,387	$(406)	$(456,869)	$134,568
Shares issued to employees, officers and directors	2,140	21	10,401	—	—	10,422
Warrants exercised	122	1	436	—	—	437
Issuance of restricted stock	200	2	1,360	(1,362)	—	—
Stock-based compensation, net of forfeitures	—	—	983	(983)	—	—
Amortization of deferred compensation	—	—	—	1,606	—	1,606
Net income	—	—	—	—	19,844	19,844

Balance, December 31, 2003	48,073	480	604,567	(1,145)	(437,025)	166,877
Shares issued to employees, officers and directors	1,260	13	5,915	—	—	5,928
Warrants exercised	4,085	41	11,392	—	—	11,433
Repurchases of common stock	(595)	(6)	(6,994)	—	—	(7,000)
Stock-based compensation, net of forfeitures	—	—	643	(643)	—	—
Amortization of deferred compensation	—	—	—	1,305	—	1,305
Tax benefit of stock-based compensation	—	—	15,920	—	—	15,920
Net income	—	—	—	—	201,135	201,135

Balance, December 31, 2004	52,823	528	631,443	(483)	(235,890)	395,598
Shares issued to employees, officers and directors	598	6	3,825	—	—	3,831
Warrants exercised	4,782	48	2,880	—	—	2,928
Repurchases of common stock	(3,171)	(32)	(34,536)	—	—	(34,568)
Stock-based compensation, net of forfeitures	—	—	66	(66)	—	—
Amortization of deferred compensation	—	—	—	549	—	549
Tax benefit of stock-based compensation	—	—	1,134	—	—	1,134
Net income	—	—	—	—	27,849	27,849

Balance, December 31, 2005	55,032	$550	$604,812	$—	$(208,041)	$397,321

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Operating Activities:
Net income	$27,849	$201,135	$19,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,954	15,009	16,008
Deferred income taxes	16,808	(158,462)	—
Amortization of debt costs	612	860	4,056
Gain on reversal of allocated losses of affiliate	—	—	(40,586)
Debt extinguishment expense	—	2,099	38,836
Stock-based compensation and other	446	538	7,673
Changes in assets and liabilities:
Receivables	18,229	28	(14,332)
Inventories	(5,441)	(923)	4,494
Other assets	(2,239)	1,370	(355)
Accounts payable and accrued expenses	(6,235)	4,672	23,837
Deferred revenue	10,803	3,186	(11,802)
Other liabilities	(90)	(2,514)	(1,199)

Net cash provided by operating activities	74,696	66,998	46,474

Investing Activities:
Capital expenditures	(15,636)	(14,340)	(9,578)
Escrow proceeds received	—	—	3,000
Decrease (increase) in cash restricted for letters of credit, net	2,021	10,941	(9,016)

Net cash used in investing activities	(13,615)	(3,399)	(15,594)

Financing Activities:
Principal payments on long-term obligations and other	(157)	(10,109)	(146,952)
Net proceeds from issuances of long-term obligations	—	—	128,962
Repurchase of common stock	(34,568)	(7,000)	—
Net proceeds from issuances of common stock	6,989	18,114	4,570

Net cash (used in) provided by financing activities	(27,736)	1,005	(13,420)

Net increase in cash and cash equivalents	33,345	64,604	17,460
Cash and cash equivalents, beginning of year	125,504	60,900	43,440

Cash and cash equivalents, end of year	$158,849	$125,504	$60,900

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
     The following table presents the shares used in computing basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Weighted average of outstanding shares for basic earnings per share	54,804	49,658	46,718
Dilutive effect of outstanding stock options	1,298	2,400	1,601
Dilutive effect of outstanding stock warrants	6,199	12,798	9,742
Dilutive effect of restricted stock	85	125	120

Shares for diluted earnings per share	62,386	64,981	58,181

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

Stock-Based Compensation and New Accounting Pronouncement
     In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” was issued. SFAS No. 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize as expense the fair value of all employee stock-based awards, including stock option grants. The company’s adoption date for SFAS No. 123(R) is January 1, 2006, using the modified prospective application method, as defined under SFAS No. 123(R). The company is completing its assessment of the expected impact on its 2006 consolidated financial statements. See Note 9 for further information regarding the company’s stock-based compensation.
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
     The following tables provide supplemental information as if stock-based compensation had been computed under SFAS No. 123 and gives effect to the restatement discussed in Note 2 (in thousands, except per share amounts):

As previously reported:	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$28,163	$200,000	$20,237
Deduct: Net stock-based employee compensation expense determined under fair value based method	(2,257)	(6,673)	(4,464)

Pro forma net income	$25,906	$193,327	$15,773

Net income per share:
Basic—as reported	$0.51	$4.03	$0.43
Basic—pro forma	$0.47	$3.89	$0.34

Diluted—as reported	$0.45	$3.08	$0.35
Diluted—pro forma	$0.42	$2.97	$0.27

As restated:	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$27,849	$201,135	$19,844
Deduct: Net stock-based employee compensation expense determined under fair value based method	(2,429)	(7,293)	(4,698)
Add: Net stock-based employee compensation expense determined under APB No. 25	224	812	309

Pro forma net income	$25,644	$194,654	$15,455

Net income per share:
Basic—as reported	$0.51	$4.05	$0.42
Basic—pro forma	$0.47	$3.92	$0.33

Diluted—as reported	$0.45	$3.10	$0.34
Diluted—pro forma	$0.41	$3.00	$0.27
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

	2005	2004	2003
	(restated)	(restated)	(restated)
Volatility	57%	64%	66%
Risk-free interest rate	3.71%	3.06%	1.7%
Weighted-average fair value of options granted at market value during the year	$5.01	$5.06	$3.06
Weighted-average fair value of options granted below market value during the year	$4.41	$5.55	$4.10
Expected dividend yield	—	—	—
Average expected life of options (years)	4.5	2.5 - 4.5	4.5

2. Restatement Related to Stock-Based Compensation Grants and Procedures
     In late October 2006, the company concluded that prior period financial statements should be restated to record additional non-cash stock-based compensation expense resulting from certain stock-based grants in prior periods that were incorrectly accounted for under generally accepted accounting principles (“GAAP”). The company’s decision to restate its financial statements was based on a review by management and facts obtained during a voluntary independent review into the company’s stock-based compensation grants and procedures that was conducted under the direction of a special committee of the Board of Directors. The Board created the special committee, which was composed solely of independent directors, to conduct a review of the company’s stock option and restricted stock unit grants and related procedures during the period from the time of the company’s initial public offering in 1990 to August 2006. The special committee was assisted by independent legal counsel and accounting consultants. The special committee has reported to the Board of Directors the results of its review, which is now completed.
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
     The company has determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was $14.1 million during the period from the time of the company’s initial public offering in 1990 through September 30,

2006. Of this amount, $12.0 million related to the years prior to 2003, $0.4 million to 2003, $0.8 million to 2004, $0.5 million to 2005 and $0.3 million to the first nine months of 2006. In addition, the company recorded an income tax benefit of $2.0 million in 2004 (when the company reversed its deferred tax asset valuation allowance), $0.2 million in 2005 and $0.1 million in 2006. There was no income tax benefit in 2003 since the company had a full deferred tax asset valuation allowance in that year. The cumulative effect of the adjustments on the company’s balance sheet at December 31, 2005 was a $13.2 million increase in paid-in capital, offset by an $11.6 million increase in accumulated deficit and a $1.6 million increase in non-current deferred income tax assets, which results in a $1.6 million net increase to stockholders’ equity. The effect of the adjustments on the company’s cash flow statements for 2005, 2004 and 2003 was $0.5 million, $2.0 million and $0.4 million, respectively, in reclassifications among certain line-items within cash flows from operating activities.
     Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, the company believes that the stock-based compensation adjustments are not material to any of its current financial statements for periods subsequent to the year ended December 31, 2000. However, the company believes that the adjustments in the aggregate would be material to the expected results for the year ending December 31, 2006. Accordingly, the company considered, among other things, the guidelines in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined to restate prior period financial statements. The company further concluded that it was not required to amend its previously filed Quarterly Reports on Form 10-Q or its 2005 Annual Report on Form 10-K because the adjustments are not material to any of the individual prior year financial statements contained in the 2005 Annual Report on Form 10-K. The company had concluded to report restated prior year financial statements in its current Quarterly Report on Form 10-Q and 2006 Annual Report on Form 10-K; however, the company has elected to amend its 2005 Annual Report in this Form 10-K/A because of a financing transaction.

      In order to further enhance investor understanding of the effects of the matters described in the preceding paragraphs and to provide context for the disclosure and the composition of the cumulative adjustment to the company’s accumulated deficit balance as of December 31, 2002, the company has provided the information below, which shows the accounting periods to which the stock-based compensation adjustments relate. The company’s financial statements for such prior periods have not been withdrawn, nor have the related SEC reports for such periods been amended. Accordingly, for illustrative purposes, the table below applies the stock-based compensation adjustments to the periods shown to facilitate an understanding of the amount by which the company’s accumulated deficit balance as of December 31, 2002 has been adjusted. Since the company’s deferred tax assets were substantially offset by valuation allowances prior to 2003, the impact on the income tax provision or benefit during this period has not been separately disclosed. The following table shows the stock-based compensation adjustments by year up through 2002 (in thousands):

1996	$963
1997	1,940
1998	4,099
1999	2,257
2000	2,053
2001	572
2002	165

Total adjustments	12,049
Accumulated deficit as of December 31, 2002, as previously reported	444,820

Accumulated deficit as of December 31, 2002, as restated	$456,869

     The following tables set forth the restated line items within the accompanying 2005, 2004 and 2003 financial statements that were impacted by the stock-based compensation adjustments (in thousands, except share data):

	2005	2004	2003
Selling, general and administrative expenses
As previously reported	$65,439	$50,052	$56,963
As restated	$65,935	$50,908	$57,356
Income from operations
As previously reported	$52,953	$55,323	$35,558
As restated	$52,457	$54,467	$35,165
Provision (benefit) for income taxes
As previously reported	$17,620	$(155,872)	$(265)
As restated	$17,438	$(157,863)	$(265)
Net income
As previously reported	$28,163	$200,000	$20,237
As restated	$27,849	$201,135	$19,844
Basic net income per share
As previously reported	$0.51	$4.03	$0.43
As restated	$0.51	$4.05	$0.42
Diluted net income per share
As previously reported	$0.45	$3.08	$0.35
As restated	$0.45	$3.10	$0.34

	As of	As of
	December 31, 2005	December 31, 2004
Non-current deferred income taxes, net
As previously reported	$166,248	$185,940
As restated	$167,835	$187,414
Additional paid-in capital
As previously reported	$591,604	$618,232
As restated	$604,812	$631,443
Deferred compensation
As previously reported	$—	$(53)
As restated	$—	$(483)
Accumulated deficit
As previously reported	$196,420	$224,583
As restated	$208,041	$235,890
     The entire stock-based compensation adjustment of $0.1 million, net of tax, pertaining to 2006 was recorded in the third quarter of 2006. As of September 30, 2006, the total remaining incremental stock-based compensation charge related to the grants with a revised accounting measurement date that are expected to vest in future periods is immaterial.
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
     Certain other footnotes appearing in these financial statements were impacted by these corrections. Refer to Notes 1, 3, 7, 9 and 11.
3. Industry Segment Information
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

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Launch Vehicles:
Revenues	$335,315	$323,287	$333,272
Operating income	35,444	30,103	32,801
Identifiable assets	114,882	123,882	126,960
Capital expenditures	5,796	4,303	5,228
Depreciation	5,293	5,533	5,805
Satellites and Related Space Systems:
Revenues (1)	$348,579	$331,726	$218,679
Operating income	16,015	21,439	14,555
Identifiable assets	135,903	130,047	149,933
Capital expenditures	7,852	8,236	2,786
Depreciation	4,906	5,286	5,705
Transportation Management Systems:
Revenues	$26,532	$29,135	$36,571
Operating income (loss)	1,494	1,243	(7,629)
Identifiable assets	19,251	23,124	37,596
Capital expenditures	432	166	266
Depreciation	599	732	787
Corporate and Other:
Revenues (1)	$(6,976)	$(8,213)	$(7,022)
Operating income (loss) (2)	(496)	1,682	(4,562)
Identifiable assets	400,341	388,191	124,811
Capital expenditures	1,556	1,635	1,298
Depreciation	3,156	3,458	3,711
Consolidated:
Revenues	$703,450	$675,935	$581,500
Operating income	52,457	54,467	35,165
Identifiable assets	670,377	665,244	439,300
Capital expenditures	15,636	14,340	9,578
Depreciation	13,954	15,009	16,008

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and related space systems revenues include $6.3 million, $7.9 million and $7.0 million of the intersegment sales in 2005, 2004 and 2003, respectively.

(2)	Corporate and other operating income in 2004 includes a $2.5 million gain in connection with the sale of a note from a former affiliate. Corporate and other operating income in 2003 includes $4.8 million of settlement charges (see Note 6), offset by a $0.9 million reduction in settlement expense related to the settlement of a legal matter. Corporate and other operating income in 2005, 2004 and 2003 includes stock-based compensation expense of $0.5 million, $0.8 million and $0.4 million, respectively (see Note 2).

Export Sales and Major Customers
     Orbital’s revenues by geographic area, as determined by customer location, were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
United States	$635,138	$573,339	$469,997
East Asia and Australia	57,812	102,596	111,503
Europe	10,500	—	—

Total	$703,450	$675,935	$581,500

     Approximately 77%, 80% and 67% of the company’s revenues in 2005, 2004 and 2003, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government’s prime contractors. All such revenues were recorded either in the launch vehicles segment or in the satellites and related space systems segment.
4. Balance Sheet Accounts
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

5. Debt Obligations
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

6. Former Affiliate Transactions
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
7. Income Taxes
     For the year ended December 31, 2003, and until the fourth quarter of 2004, Orbital had recorded a valuation allowance to fully reserve its net deferred tax assets based on the company’s assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2004 the company determined that based upon a number of factors, including the company’s cumulative taxable income in recent years and expected profitability in future years, substantially all of its net deferred tax assets are “more likely than not” realizable through future earnings. Accordingly, as of December 31, 2004 the company reversed $214.1 million of its deferred income tax valuation allowance and recorded (i) a tax benefit of $158.5 million in the consolidated income statement, (ii) a $39.7 million reduction in goodwill and (iii) a $15.9 million increase to additional paid-in capital. The portion of the reversal recorded as a reduction in goodwill relates to valuation allowances established in prior years in connection with business acquisitions. The portion of the reversal recorded as an increase to additional paid-in capital is primarily related to tax benefits associated with stock option exercises in 2004 and prior years.

     The company’s deferred tax assets and liabilities were (in thousands):

	December 31,
	2005	2004
	(restated)	(restated)
Deferred Tax Assets:
U.S. Federal and state net operating loss carryforwards	$153,830	$167,284
Capitalized research and development costs	32,128	34,607
Accruals and reserves	14,811	16,478
Tax credit carryforwards	2,919	2,978
Intangible assets and other	3,396	3,451

Total deferred tax assets	207,084	224,798
Valuation allowance	(3,189)	(3,986)

Deferred tax assets, net	203,895	220,812
Deferred Tax Liabilities:
Excess tax depreciation and other	(5,446)	(6,688)

Net deferred tax assets	$198,449	$214,124

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
     The $17.4 million tax provision recorded in 2005 was comprised of $0.6 million in current tax provision and $16.8 million in deferred tax expense. The $157.9 million tax benefit recorded in 2004 was comprised of (i) the $158.5 million deferred tax benefit in connection with the reversal of the valuation allowance discussed above and (ii) a $0.6 million current provision for 2004 alternative minimum taxes and state tax obligations. In 2003, the benefit for income taxes was solely attributable to the refund of state income taxes paid in 2002.
     The income tax provisions (benefits) were different from those computed using the statutory U.S. Federal income tax rate as set forth below:

	Years Ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Investment in former affiliate	—	—	(70.2)
State taxes	4.1	4.1	(5.0)
Other, net	(0.6)	(0.3)	4.3
Changes in valuation allowance	—	(403.6)	34.5

Effective rate	38.5%	(364.8)%	(1.4)%

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
8. Commitments and Contingencies
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
9. Share-Based Plans and Equity Transactions
     See Note 2 for a discussion of the company’s restatement related to stock-based compensation grants and procedures.
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
     In the fourth quarter of 2005, the company granted 745,000 restricted stock units (“RSU”) valued at a weighted-average price of $12.11 each, all of which were outstanding as of December 31, 2005. Each RSU entitles the holder to receive from the company one share of common stock on the date of vesting. The cost of these units is amortized over the three-year vesting period, and the company recorded $1.5 million of such amortization expense in 2005.
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
10. Supplemental Disclosures
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

11. Summary of Selected Quarterly Financial Data (Unaudited)
     The following is a summary of selected quarterly financial data for the previous two years (in thousands, except per share data). The data for 2005 and 2004 has been restated to reflect the restatement adjustments as described in Note 2.

As previously reported:	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2005
Revenues	$167,149	$177,403	$159,324	$199,574
Gross profit	27,811	32,485	30,113	34,277
Income from operations	12,217	14,706	12,233	13,797
Net income	6,152	7,584	6,810	7,617
Basic income per share	0.11	0.14	0.13	0.14
Diluted income per share	0.10	0.12	0.11	0.12

2004 (1)
Revenues	$151,372	$177,683	$171,695	$175,185
Gross profit	24,918	29,651	29,237	25,342
Income from operations	14,205	14,509	14,323	12,286
Net income	11,494	11,053	11,395	166,058
Basic income per share	0.24	0.23	0.23	3.22
Diluted income per share	0.18	0.17	0.18	2.58

Restatement:	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2005
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Income from operations	(151)	(122)	(63)	(160)
Net income	(101)	(69)	(44)	(100)
Basic income per share	—	—	—	—
Diluted income per share	—	—	—	—

2004 (1)
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Income from operations	(112)	(450)	(131)	(163)
Net income	(112)	(450)	(131)	1,828
Basic income per share	—	(0.01)	(0.01)	0.04
Diluted income per share	(0.01)	(0.01)	(0.01)	0.03

As restated:	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2005
Revenues	$167,149	$177,403	$159,324	$199,574
Gross profit	27,811	32,485	30,113	34,277
Income from operations	12,066	14,584	12,170	13,637
Net income	6,051	7,515	6,766	7,517
Basic income per share	0.11	0.14	0.13	0.14
Diluted income per share	0.10	0.12	0.11	0.12

2004 (1)
Revenues	$151,372	$177,683	$171,695	$175,185
Gross profit	24,918	29,651	29,237	25,342
Income from operations	14,093	14,059	14,192	12,123
Net income	11,382	10,603	11,264	167,886
Basic income per share	0.24	0.22	0.22	3.26
Diluted income per share	0.17	0.16	0.17	2.61

(1)	Operating income included a $2.5 million gain recorded as a credit to net settlement expenses in the first quarter of 2004 related to the company’s sale of senior subordinated notes which the company had received in 2003 from a former affiliate. Net income included a $158.5 million income tax benefit in the fourth quarter of 2004 related to a deferred tax valuation allowance reversal.

ORBITAL SCIENCES CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

		Additions
			Charged/
	Balance at	Charged to	Credited to		Balance
	Start of	Costs and	Other		At End of
Description	Period	Expenses	Accounts	Deductions	Period
	(restated)		(restated)	(restated)	(restated)
YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts	$2,086	$66	—	$(1,965)	$187
Allowance for obsolete inventory	3,233	406	—	(806)	2,833
Deferred income tax valuation allowance	233,563	—	12,874	—	246,437
YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	187	—	—	(10)	177
Allowance for obsolete inventory	2,833	156	—	—	2,989
Deferred income tax valuation allowance	246,437	—	—	(242,451)	3,986
YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	177	—	—	(62)	115
Allowance for obsolete inventory	2,989	233	—	(2,602)	620
Deferred income tax valuation allowance	3,986	—	—	(797)	3,189

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
     Generally, the revisions in measurement dates are due to four types of circumstances: (1) stock option grant dates were selected retroactively, in many cases by the Chief Executive Officer, (2) we treated certain grants as completed prior to the date upon which we had determined the exact number that would be granted to each individual employee with finality, (3) we were unable to locate sufficient documentation to support the originally determined grant date and (4) we incorrectly applied certain accounting guidance for a few grants in the early years of the period under review. Approximately 80% of the charges relating to revised measurement dates arose from incorrect measurement dates for grants made in 2000 and prior years.
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

     We have determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was $14.1 million during the period from the time of our initial public offering in 1990 through September 30, 2006. Of this amount, $12.0 million related to the years prior to 2003, $0.4 million to 2003, $0.8 million to 2004, $0.5 million to 2005 and $0.3 million to the first nine months of 2006. In addition, we recorded an income tax benefit of $2.0 million in 2004 (when we reversed our deferred tax asset valuation allowance), $0.2 million in 2005 and $0.1 million in 2006. There was no income tax benefit in 2003 since we had a full deferred tax asset valuation allowance in that year. The cumulative effect of the adjustments on our balance sheet at December 31, 2005 was a $13.2 million increase in paid-in capital, offset by an $11.6 million increase in accumulated deficit and a $1.6 million increase in non-current deferred income tax assets, which results in a $1.6 million net increase to stockholders’ equity. The effect of the adjustments on our cash flow statements for 2005, 2004 and 2003 was $0.5 million, $2.0 million and $0.4 million, respectively, in reclassifications among certain line-items within cash flows from operating activities.
     Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, we believe that the stock-based compensation adjustments are not material to any of our current financial statements for periods subsequent to the year ended December 31, 2000. However, we believe that the adjustments in the aggregate would be material to the expected results for the year ending December 31, 2006. Accordingly, we considered, among other things, the guidelines in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined to restate prior period financial statements. We further concluded that we were not required to amend our previously filed Quarterly Reports on Form 10-Q or our 2005 Annual Report on Form 10-K because the adjustments are not material to any of the individual prior year financial statements contained in the 2005 Annual Report on Form 10-K. We had concluded to report restated prior year financial statements in our current Quarterly Report on Form 10-Q and 2006 Annual Report on Form 10-K; however, we have elected to amend our 2005 Annual Report in this Form 10-K/A because of a financing transaction.
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
     Additional information regarding the review related to stock-based grants and procedures and the impact on our financial statements is included in this report in Note 2 to the consolidated financial statements.

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

Management’s Consideration of the Restatement
     In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2005, management considered, among other things, the control deficiencies related to accounting for stock-based compensation, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2, “Restatement Related to Stock-Based Compensation Grants and Procedures,” included in Item 8 of this report. Management has concluded that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of December 31, 2005.
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
     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005.

			Number of Securities
			Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to be	Exercise Price of	Equity Compensation
	Issued Upon Exercise of	Outstanding	Plans (excluding
	Outstanding Options,	Options, Warrants	securities reflected
Plan Category	Warrants and Rights	and Rights	in first column )
Equity Compensation Plans Approved by Security Holders (a)	1,510,162	$16.27	1,755,000

Equity Compensation Plans Not Approved by Security Holders (b)	5,766,977	8.59	503,084

Total	7,277,139	$10.18	2,258,084

(a)	The equity compensation plans approved by our stockholders include our 1990 Stock Option Plan, our Non-Employee Director Stock Option Plan, our 1997 Stock Option and Incentive Plan (“1997 Option Plan”) and our 2005 Stock Incentive Plan (“2005 Stock Plan”). A subsequent amendment in 1998 to the 1997 Option Plan increasing the total number of authorized shares thereunder to 3,200,000 also was approved by our stockholders. For purposes of reporting on the options outstanding under the 1997 Option Plan, we have assumed that all 3,200,000 shares approved by stockholders were issued during 1997 and 1998. Our stockholders approved the 2005 Stock Plan at our annual meeting of stockholders on April 28, 2005. The 2005 Stock Plan has a maximum of 2,500,000 shares available for issuance, subject to adjustment upon the occurrence of certain events. The share numbers shown in this row do not include shares that may be issued under the company’s 1999 Employee Stock Purchase Plan, which currently has approximately 1,230,000 shares available for issuance.

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

Dated: December 7, 2006	ORBITAL SCIENCES CORPORATION
	By:	/s/ David W. Thompson
David W. Thompson
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX
     The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

Exhibit
Number	Description of Exhibit
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003).

4.3	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on July 18, 2003).

Exhibit
Number	Description of Exhibit
4.4	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.5	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.6	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

4.7	Rights Agreement dated as of October 22, 1998, between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.8	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

10.1	Amended and Restated Credit Agreement dated as of December 29, 2004, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, as documentation agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.2	Amended and Restated Security Agreement dated as of December 29, 2004, by and between Orbital Sciences Corporation, Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.3	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated May 18, 1999 (incorporated by reference to Exhibit 10.4 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Exhibit
Number	Description of Exhibit
10.4	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated April 5, 1999 (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5	Lease Agreement by and between Boston Properties Limited Partnership and Orbital Sciences Corporation dated December 1, 1999 (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.6	Sale/Leaseback Agreement, dated September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990).

10.7	First Amendment to Sale/Leaseback Agreement, dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company’s annual Report on Form 10-K for the year ended December 31, 1991).

10.8	Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.9	Orbital Sciences Corporation 1990 Stock Option Plan for Non-Employee Directors, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

10.10	Amended and Restated Orbital Sciences Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.11	Orbital Sciences Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on May 2, 2005).

Exhibit
Number	Description of Exhibit
10.12	Orbital Sciences Corporation 2003 Nonqualified Management Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).*

10.13	Executive Relocation Agreement between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group dated August 7, 2003 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*

10.14	First Amendment to Executive Relocation Agreement between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group dated April 28, 2005 (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on May 2, 2005).*

10.15	Executive Employment Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*

10.16	Executive Employment and Change of Control Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*

10.17	Supplemental Employment Agreement between Garrett E. Pierce and Orbital Sciences Corporation dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).*

10.18	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

10.19	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*

Exhibit
Number	Description of Exhibit
10.20	Purchase Contract dated as of March 27, 2002, by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2003).**

10.21	Amendment, dated as of January 13, 2005, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.22	Amendment, dated as of January 18, 2006, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (transmitted herewith).

10.23	Form of Executive Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

10.24	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

10.25	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).*

10.26	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on May 2, 2005).*

10.27	Form of Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on May 2, 2005).*

10.28	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.28 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

12	Statement re Computation of Ratio of Earnings to Fixed Charges (transmitted herewith).

23	Consent of PricewaterhouseCoopers LLP (transmitted herewith).

Exhibit
Number	Description of Exhibit
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

*	Management Contract or Compensatory Plan or Arrangement.

**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 of the Securities Exchange Act of 1934, as amended.