Form 10-Q/A
period 2006-03-31
ORBITAL SCIENCES CORP /DE/
filed 2006-12-07
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Explanatory Note
Restatement of Condensed Consolidated Financial Statements
     We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, originally filed with the Securities and Exchange Commission (“SEC”) on April 26, 2006 (the “Original Filing”), to restate our condensed consolidated financial statements and the related disclosures.
     In late October 2006, we concluded that prior period financial statements should be restated to record additional non-cash stock-based compensation expense resulting from certain stock-based grants in prior periods that were incorrectly accounted for under generally accepted accounting principles as discussed in Note 3 to the condensed consolidated financial statements appearing in this Form 10-Q/A. We previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, that we had concluded not to amend our previously filed Quarterly Reports on Form 10-Q or our Annual Report on Form 10-K because the adjustments are not material to any of the individual prior year financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005. However, we have subsequently determined that it is advisable to amend our Original Filing because of a financing transaction. We have also amended our December 31, 2005 Annual Report on Form 10-K.
     We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K for the periods affected by the restatements or adjustments. All the information in this Form 10-Q/A is as of March 31, 2006 and does not reflect any subsequent information or events after the date of the original filing other than the restatement and related matters discussed in Note 3 to the condensed consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety as amended by and to reflect the restatement; however, only the following items have been amended:
     Part I – Item 1 — Financial Information;
     Part I – Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;
     Part I – Item 4 — Controls and Procedures; and
     Part II – Item 6 — Exhibits.
     Other than discussed above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited and	(restated)
	restated)
ASSETS
Current assets:
Cash and cash equivalents	$180,559	$158,849
Restricted cash	6,294	6,294
Receivables, net	146,677	131,251
Inventories, net	21,465	19,006
Deferred income taxes, net	32,053	30,614
Other current assets	4,048	6,473

Total current assets	391,096	352,487

Property, plant and equipment, net	86,648	85,640
Goodwill	55,551	55,551
Deferred income taxes, net	161,895	167,835
Other non-current assets	8,668	8,864

Total assets	$703,858	$670,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$76	$76
Accounts payable and accrued expenses	118,282	116,153
Deferred revenues	53,243	30,281

Total current liabilities	171,601	146,510

Long-term obligations, net of current portion	126,441	126,459
Other non-current liabilities	65	87

Total liabilities	298,107	273,056

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 55,194,946 and 55,032,244 shares outstanding, respectively	552	550
Additional paid-in capital	604,450	604,812
Accumulated deficit	(199,251)	(208,041)

Total stockholders’ equity	405,751	397,321

Total liabilities and stockholders’ equity	$703,858	$670,377

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Quarters Ended March 31,
	2006	2005
		(restated)
Revenues	$192,137	$167,149
Costs of goods sold	154,309	139,338

Gross profit	37,828	27,811

Research and development expenses	2,171	1,032
Selling, general and administrative expenses	19,800	14,713

Income from operations	15,857	12,066

Interest expense	(3,059)	(2,780)
Interest income and other	2,357	757

Income before income taxes	15,155	10,043
Provision for income taxes	(6,365)	(3,992)

Net income	$8,790	$6,051

Basic net income per share	$0.16	$0.11

Diluted net income per share	$0.14	$0.10

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Quarters Ended March 31,
	2006	2005
		(restated)
Cash Flows From Operating Activities:
Net income	$8,790	$6,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,534	3,636
Deferred taxes	4,501	3,846
Amortization of debt issuance costs	153	153
Other	732	(53)
Changes in assets and liabilities	10,561	(4,090)

Net cash provided by operating activities	28,271	9,543

Cash Flows From Investing Activities:
Capital expenditures	(5,651)	(4,467)
Change in cash restricted for letters of credit, net	—	30

Net cash used in investing activities	(5,651)	(4,437)

Cash Flows From Financing Activities:
Payments on long-term obligations	(18)	(77)
Repurchase of common stock	(7,954)	—
Net proceeds from issuances of common stock	5,523	427
Tax benefit of share-based compensation	1,539	—

Net cash (used in) provided by financing activities	(910)	350

Net increase in cash and cash equivalents	21,710	5,456

Cash and cash equivalents, beginning of period	158,849	125,504

Cash and cash equivalents, end of period	$180,559	$130,960

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
     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
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
     The company has determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was $14.1 million during the period from the time of the company’s initial public offering in 1990 through September 30, 2006. Of this amount, $12.0 million related to the years prior to 2003, $0.4 million to 2003, $0.8 million to 2004, $0.5 million to 2005 and $0.3 million to the first nine months of 2006. In addition, the company recorded an income tax benefit of $2.0 million in 2004 (when the company reversed its deferred tax asset valuation allowance), $0.2 million in 2005 and $0.1 million in 2006. There was no income tax benefit in 2003 since the company had a full deferred tax asset valuation allowance in that year. The cumulative effect of the adjustments on the company’s balance sheet at December 31, 2005 was a $13.2 million increase in paid-in capital, offset by an $11.6 million increase in accumulated deficit and a $1.6 million increase in non-current deferred income tax assets, which results in a $1.6 million net increase to stockholders’ equity. The effect of the adjustments on the company’s cash flow statement for the three months ended March 31, 2005 was $0.2 million in reclassifications among certain line-items within cash flows from operating activities.
     Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, the company believes that the stock-based compensation adjustments are not material to any of its current financial statements for periods subsequent to the year ended December 31, 2000. However, the company believes that the adjustments in the aggregate would be material to the expected results for the year ending December 31, 2006. Accordingly, the company considered, among other things, the guidelines in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined to restate prior period financial statements. The company further concluded that it was not required to amend its previously filed Quarterly Reports on Form 10-Q or its 2005 Annual Report on Form 10-K because the adjustments are not material to any of the individual prior year financial statements contained in the 2005 Annual Report on Form 10-K. The company had concluded to report restated prior year financial statements in its current Quarterly Report on Form 10-Q and 2006 Annual Report on Form 10-K; however, the company has elected to amend its 2006 Quarterly Report in this Form 10-Q/A because of a financing transaction.

     The following tables set forth the restated line items within the accompanying 2005 and 2006 financial statements that were impacted by the stock-based compensation adjustments (in thousands, except share data):

Quarter Ended
March 31, 2005
Selling, general and administrative expenses
As previously reported	$14,562
As restated	$14,713
Income from operations
As previously reported	$12,217
As restated	$12,066
Provision for income taxes
As previously reported	$4,042
As restated	$3,992
Net income
As previously reported	$6,152
As restated	$6,051
Basic net income per share
As previously reported	$0.11
As restated	$0.11
Diluted net income per share
As previously reported	$0.10
As restated	$0.10

	As of	As of
	March 31, 2006	December 31, 2005

Non-current deferred income taxes, net
As previously reported	$160,308	$166,248
As restated	$161,895	$167,835
Additional paid-in capital
As previously reported	$591,242	$591,604
As restated	$604,450	$604,812
Accumulated deficit
As previously reported	$187,630	$196,420
As restated	$199,251	$208,041
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

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended March 31,
	2006	2005
	(restated)	(restated)
Launch Vehicles:
Revenues	$78,712	$79,977
Operating income	9,015	8,988
Identifiable assets	114,141	114,882	(1)
Capital expenditures	1,283	2,217
Depreciation	1,242	1,390
Satellites and Space Systems:
Revenues(2)	$107,484	$82,410
Operating income	6,486	2,833
Identifiable assets	154,752	135,903	(1)
Capital expenditures	3,579	1,931
Depreciation	1,375	1,207
Transportation Management Systems:
Revenues	$7,948	$7,067
Operating income	356	396
Identifiable assets	18,496	19,251	(1)
Capital expenditures	86	134
Depreciation	144	168
Corporate and Other:
Revenues(2)	$(2,007)	$(2,305)
Operating income(3)	—	(151)
Identifiable assets	416,469	400,341	(1)
Capital expenditures	703	185
Depreciation	773	871
Consolidated:
Revenues	$192,137	$167,149
Operating income	15,857	12,066
Identifiable assets	703,858	670,377	(1)
Capital expenditures	5,651	4,467
Depreciation	3,534	3,636

(1)	As of December 31, 2005.

(2)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and space systems revenues include $1.4 million and $2.2 million of the intersegment sales in the quarters ended March 31, 2006 and 2005, respectively.

(3)	Corporate and other operating income is comprised solely of stock-based compensation expense in the quarter ended March 31, 2005 (see Note 3).
(5) Receivables
     Receivables consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Billed	$30,020	$31,546
Unbilled	116,772	99,820
Allowance for doubtful accounts	(115)	(115)

Total	$146,677	$131,251

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
(6) Inventories
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

(9) Comprehensive Income
     Comprehensive income in the quarters ended March 31, 2006 and 2005 was equal to net income. Accumulated other comprehensive income as of March 31, 2006 and December 31, 2005 was $0.
(10) Debt
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
(11) Share-Based Compensation
     See Note 3 for a discussion of the company’s restatement related to stock-based compensation grants and procedures.
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
Share-Based Transactions
     The following tables summarize restricted stock unit and stock option transactions during the quarter ended March 31, 2006:

	Restricted Stock Units		Options
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
	Number of	Grant Date	Number of	Exercise	Contractual
	Units	Fair Value	Shares	Price	Term (Years)
		(restated)
Outstanding at December 31, 2005	745,000	$12.11	6,532,139	$10.06	5.28
Granted	8,000	14.79	55,000	12.98
Exercised	—	—	(670,433)	7.70
Forfeited	(5,000)	12.11	(8,538)	7.05
Expired	—	—	(159,682)	13.02

Outstanding at March 31, 2006	748,000	$12.14	5,748,486	$10.28	5.16

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
     As of March 31, 2006, the aggregate intrinsic value of stock options that are fully vested or are expected to vest was $38.1 million. In addition, as of March 31, 2006, unrecognized compensation cost related to non-vested stock options was $0.6 million, substantially all of which will be fully amortized by December 31, 2006.
     No restricted stock units vested during the quarter ended March 31, 2006. As of March 31, 2006, the aggregate intrinsic value of restricted stock units that are expected to vest was $11.2 million. In addition, as of March 31, 2006, unrecognized compensation cost related to non-vested restricted stock units was $4.7 million, which is expected to be recognized over a weighted-average period of 1.25 years.
     For the quarter ended March 31, 2005, the company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 on the company’s net income and earnings per share. The following tables provide supplemental information as if stock-based compensation had been computed under SFAS No. 123 and gives effect to the restatement discussed in Note 3 (in thousands, except per share amounts):

(as previously reported)
Net income, as reported	$6,152
Stock-based employee compensation expense per fair-value-based method	(722)

Pro forma net income	$5,430

Earnings per share:
Basic—as reported	$0.11
Basic—pro forma	$0.10

Diluted—as reported	$0.10
Diluted—pro forma	$0.09

(restated)
Net income, as reported	$6,051
Stock-based employee compensation expense per fair-value-based method, net of APB No. 25 compensation expense	(700)

Pro forma net income	$5,351

Earnings per share:
Basic—as reported	$0.11
Basic—pro forma	$0.10

Diluted—as reported	$0.10
Diluted—pro forma	$0.08
     The assumptions used above for grants made during the quarter ended March 31, 2005 are summarized as follows:

Volatility	57%
Risk-free interest rate	3.39%
Weighted-average fair value per share at grant date	$5.07
Expected dividend yield	—
Expected life of options (years)	3.5

(12) Commitments and Contingencies
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With the exception of historical information, the matters discussed below under the headings “Restatement Related to Stock-Based Compensation Grants and Procedures,” “Consolidated Results of Operations for the Quarters Ended March 31, 2006 and 2005,” “Segment Results for the Quarters Ended March 31, 2006 and 2005,” “Backlog,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements” and elsewhere in this report on Form 10-Q/A include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K/A for the year ended December 31, 2005, may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.
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
     We and the special committee have concluded that incorrect measurement dates were used for a significant number of grants for accounting purposes. Accordingly, we have determined that the measurement date for such grants should be revised and as a result, additional stock-based compensation expense recorded in our financial statements.
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
     We have determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was $14.1 million during the period from the time of our initial public offering in 1990 through September 30, 2006. Of this amount, $12.0 million related to the years prior to 2003, $0.4 million to 2003, $0.8 million to 2004, $0.5 million to 2005 and $0.3 million to the first nine months of 2006. In addition, we recorded an income tax benefit of $2.0 million in 2004 (when we reversed our deferred tax asset valuation allowance), $0.2 million in 2005 and $0.1 million in 2006. There was no income tax benefit in 2003 since we had a full deferred tax asset valuation allowance in that year. The cumulative effect of the adjustments on our balance sheet at December 31, 2005 was a $13.2 million increase in paid-in capital, offset by an $11.6 million increase in accumulated deficit and a $1.6 million increase in non-current deferred income tax assets, which results in a $1.6 million net increase to stockholders’ equity. The effect of the adjustments on our cash flow statement for the three months ended March 31, 2005 was $0.2 million in reclassifications among certain line-items within cash flows from operating activities.
     Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, we believe that the stock-based compensation adjustments are not material to any of our current financial statements for periods subsequent to the year ended December 31, 2000. However, we believe that the adjustments in the aggregate would be material to the expected results for the year ending December 31, 2006. Accordingly, we considered, among other things, the guidelines in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined to restate prior period financial statements. We further concluded that we were not required to amend our previously filed Quarterly Reports on Form 10-Q or its 2005 Annual Report on Form 10-K because the adjustments are not material to any of the individual prior year financial statements contained in the 2005 Annual Report on Form 10-K. We had concluded to report restated prior year financial statements in our current Quarterly Report on Form 10-Q and 2006 Annual Report on Form 10- K; however, we have elected to amend our 2006 Quarterly Report in this Form 10-Q/A because of a financing transaction.

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
Consolidated Results of Operations for the Quarters Ended March 31, 2006 and 2005
     Revenues – Our first quarter 2006 revenues were $192.1 million, up 15% over first quarter 2005 revenues of $167.1 million. This increase was primarily due to a 30% increase in satellites and space systems segment revenues that was driven by growth in the communications satellites product line related to progress on several new satellite contracts awarded in 2005. The growth in communications satellites revenues was offset partially by a revenue decrease in the science, technology and defense satellites product line due to a significant reduction in contract activity on a satellite that was substantially completed in the first quarter of 2006. Launch vehicles segment revenues decreased marginally due to lower revenues from the target vehicle and space launch vehicle product lines, partially offset by slightly higher interceptor launch vehicles product line revenues. Transportation management systems segment revenues increased 12% largely driven by work on several new contracts started in 2005.
     Gross Profit - Our consolidated gross profit increased 36% to $37.8 million in the first quarter of 2006 from $27.8 million in the first quarter of 2005. Gross profit in the first quarter of 2006, as compared to the same period in 2005, reflected increases of $7.8 million, or 74%, in our satellites and space systems segment, $1.9 million, or 12%, in our launch vehicles segment and $0.3 million, or 18%, in our transportation management systems segment. The increase in gross profit in our satellites and space systems segment was principally due to higher revenues, driven by an increased level of contract activity in 2006, and improved contract profitability in the communications satellites product line.
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
     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $19.8 million, or 10% of revenues, and $14.7 million, or 9% of revenues, in the first quarter of 2006 and 2005, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as the costs of marketing, advertising, promotional and other selling expenses. Selling, general and administrative expenses increased primarily due to stock-based compensation expenses that were recorded in 2006, as discussed below, and a $2.6 million increase in bid, proposal and marketing costs.
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
     Interest Expense - Interest expense was $3.1 million and $2.8 million for the first quarter of 2006 and 2005, respectively.
     Interest Income and Other - Interest income and other was $2.4 million and $0.8 million for the first quarter of 2006 and 2005, respectively. The quarter-over-quarter increase was primarily due to larger interest income as a result of higher interest rates and higher short-term invested cash balances.
     Income Taxes - We recorded income tax expense of $6.4 million and $4.0 million in the first quarter of 2006 and 2005, respectively, reflecting an annualized effective income tax rate of 42.0% and 39.7%, respectively. The increase in the effective tax rate is primarily due to an increase in non-deductible expenses in 2006.
     Net Income - Our net income for the first quarter of 2006 was $8.8 million, compared to net income of $6.1 million in the first quarter of 2005.

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
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended
	March 31,
	2006	2005
		(restated)
Revenues:
Launch Vehicles	$78,712	$79,977
Satellites and Space Systems	107,484	82,410
Transportation Management Systems	7,948	7,067
Corporate and Other	(2,007)	(2,305)

Total	$192,137	$167,149

Income from Operations:
Launch Vehicles	$9,015	$8,988
Satellites and Space Systems	6,486	2,833
Transportation Management Systems	356	396
Corporate and Other	—	(151)

Total	$15,857	$12,066

     Launch Vehicles - Launch vehicles segment revenues decreased 2% primarily due to marginal decreases in our target launch vehicles and our space launch vehicles product lines, partially offset by a marginal increase in our interceptor launch vehicles product line. In our interceptor launch vehicles product line, we are developing and manufacturing interceptor boosters designed to defend against ballistic missile attacks, including the midcourse-phase Orbital Boost Vehicle (“OBV”) and the boost-phase Kinetic Energy Interceptors (“KEI”) programs directed by the U.S. Missile Defense Agency. Our interceptor launch vehicles product line accounted for $46.2 million and $45.8 million in revenues, or 59% and 57% of total segment revenues in the first quarter of 2006 and 2005, respectively.
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
     Satellites and Space Systems - Satellites and space systems segment revenues increased 30% driven by significant growth in revenues in our communications satellites product line. Revenues increased $44.9 million in our communications satellites product line primarily related to progress on several new satellite contracts awarded in 2005. The growth in communications satellites revenues was offset partially by a revenue decrease in the science, technology and defense satellites product line largely due to a significant reduction in contract activity on a satellite that was substantially completed in the first quarter of 2006.
     Operating income in the satellites and space systems segment increased 129% due to significant growth in our communications satellites product line primarily attributable to the new satellite contracts started in 2005 and a favorable profit adjustment on a communications satellite program. The improvement in communications satellite operating income was partially offset by an operating income decrease in our science, technology and defense satellites product line, consistent with the revenue decline in this product line. This segment’s operating margin (as a percentage of revenues) improved to 6.0% in the first quarter of 2006, compared to 3.4% in the first quarter of 2005, primarily due to the operating profit increase in the communications satellites product line.
     Transportation Management Systems - Transportation management systems segment revenues increased 12% largely driven by work on several new contracts started in 2005. Operating income remained relatively consistent quarter-over-quarter. This segment’s operating margin (as a percentage of revenues) was 4.5% in the first quarter of 2006, compared to 5.6% in the first quarter of 2005.
     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues. Corporate and other operating income was comprised solely of stock-based compensation expense (see Note 3).
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
Liquidity and Capital Resources
     Cash Flow from Operating Activities – Cash flow from operating activities in the first quarter of 2006 was $28.3 million as compared to $9.5 million in the first quarter of 2005. The increase in 2006 as compared to 2005 was primarily due to cash flows resulting from changes in assets and liabilities. The first quarter of 2006 includes a $10.6 million favorable adjustment resulting from net changes in assets and liabilities, primarily due to a $23.0 million increase in deferred revenues, offset partially by a $15.4 million increase in receivables. The increase in deferred revenues was due primarily to cash received in advance of contract performance related to communications satellite programs. The increase in receivables was consistent with revenue growth in the quarter.
     Cash Flow from Investing Activities – In the first quarter of 2006, we spent $5.7 million for capital expenditures, as compared to $4.5 million in the first quarter of 2005. The increase in capital expenditures is primarily related to additional integration and test equipment and ongoing expansion of facilities to support the growth requirements of our satellites and space systems segment.
     Cash Flow from Financing Activities – In the first quarter of 2006, we repurchased and retired 552,500 shares of our common stock at a cost of $8.0 million.
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
     Available Cash and Future Funding - At March 31, 2006, we had $180.6 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under the Revolver will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our outstanding debt. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
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
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.

(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our repurchase of common stock during the quarter ended March 31, 2006. The purchases were made in open market transactions.

				Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share	Programs [1]	Programs [1]
January 1, 2006 to January 31, 2006	132,700	$12.95	132,700	$13,713,615
February 1, 2006 to February 28, 2006	32,300	$12.96	32,300	$13,294,916
March 1, 2006 to March 31, 2006	387,500	$15.02	387,500	$7,472,881

TOTAL	552,500	$14.41	552,500	$7,472,881

(1)	On April 21, 2005, we announced the company’s plan, subject to certain conditions, to repurchase up to $50 million of outstanding debt and equity securities, including our common stock. This plan expires on April 20, 2006.
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

ORBITAL SCIENCES CORPORATION

DATED: December 7, 2006	By:	/s/ David W. Thompson

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