Form 10-Q/A
period 2006-06-30
ORBITAL SCIENCES CORP /DE/
filed 2006-12-07
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
     We are amending our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, originally filed with the Securities and Exchange Commission (“SEC”) on July 26, 2006 (the “Original Filing”), to restate our condensed consolidated financial statements and the related disclosures.
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
     We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K for the periods affected by the restatements or adjustments. All the information in this Form 10-Q/A is as of June 30, 2006 and does not reflect any subsequent information or events after the date of the original filing other than the restatement and related matters discussed in Note 3 to the condensed consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety as amended by and to reflect the restatement; however, only the following items have been amended:
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited and	(restated)
	restated)
ASSETS
Current assets:
Cash and cash equivalents	$206,751	$158,849
Restricted cash	5,984	6,294
Receivables, net	147,587	131,251
Inventories, net	23,185	19,006
Deferred income taxes, net	35,735	30,614
Other current assets	3,360	6,473

Total current assets	422,602	352,487

Property, plant and equipment, net	87,420	85,640
Goodwill	55,551	55,551
Deferred income taxes, net	152,263	167,835
Other non-current assets	8,738	8,864

Total assets	$726,574	$670,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$76	$76
Accounts payable and accrued expenses	123,456	116,153
Deferred revenues	62,939	30,281

Total current liabilities	186,471	146,510

Long-term obligations, net of current portion	126,425	126,459
Other non-current liabilities	41	87

Total liabilities	312,937	273,056

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 59,543,486 and 55,032,244 shares outstanding, respectively	595	550
Additional paid-in capital	602,494	604,812
Accumulated deficit	(189,452)	(208,041)

Total stockholders’ equity	413,637	397,321

Total liabilities and stockholders’ equity	$726,574	$670,377

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Quarters Ended June 30,
	2006	2005
		(restated)
Revenues	$196,974	$177,403
Cost of goods sold	158,813	144,918

Gross profit	38,161	32,485

Research and development expenses	2,531	1,234
Selling, general and administrative expenses	19,056	16,667

Income from operations	16,574	14,584

Interest expense	(3,131)	(2,847)
Interest income and other	3,269	718

Income before income taxes	16,712	12,455
Provision for income taxes	(6,913)	(4,940)

Net income	$9,799	$7,515

Basic net income per share	$0.17	$0.14

Diluted net income per share	$0.16	$0.12

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Six Months Ended June 30,
	2006	2005
		(restated)
Revenues	$389,111	$344,552
Cost of goods sold	313,121	284,256

Gross profit	75,990	60,296

Research and development expenses	4,702	2,266
Selling, general and administrative expenses	38,857	31,380

Income from operations	32,431	26,650

Interest expense	(6,190)	(5,627)
Interest income and other	5,626	1,475

Income before income taxes	31,867	22,498
Provision for income taxes	(13,278)	(8,932)

Net income	$18,589	$13,566

Basic net income per share	$0.33	$0.25

Diluted net income per share	$0.30	$0.21

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
		(restated)
Cash Flows From Operating Activities:
Net income	$18,589	$13,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,134	7,144
Deferred taxes	10,451	8,623
Amortization of debt issuance costs	306	306
Stock-based compensation and other	4,264	80
Changes in assets and liabilities	23,203	464

Net cash provided by operating activities	63,947	30,183

Cash Flows From Investing Activities:
Capital expenditures	(9,735)	(8,088)
Change in cash restricted for letters of credit, net	313	3,041

Net cash used in investing activities	(9,422)	(5,047)

Cash Flows From Financing Activities:
Payments on long-term obligations	(34)	(94)
Repurchase of common stock	(16,208)	(19,999)
Net proceeds from issuances of common stock	7,587	1,286
Tax benefit of share-based compensation	2,032	—

Net cash used in financing activities	(6,623)	(18,807)

Net increase in cash and cash equivalents	47,902	6,329
Cash and cash equivalents, beginning of period	158,849	125,504

Cash and cash equivalents, end of period	$206,751	$131,833

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
     The company has determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was $14.1 million during the period from the time of the company’s initial public offering in 1990 through September 30, 2006. Of this amount, $12.0 million related to the years prior to 2003, $0.4 million to 2003, $0.8 million to 2004, $0.5 million to 2005 and $0.3 million to the first nine months of 2006. In addition, the company recorded an income tax benefit of $2.0 million in 2004 (when the company reversed its deferred tax asset valuation allowance), $0.2 million in 2005 and $0.1 million in 2006. There was no income tax benefit in 2003 since the company had a full deferred tax asset valuation allowance in that year. The cumulative effect of the adjustments on the company’s balance sheet at December 31, 2005 was a $13.2 million increase in paid-in capital, offset by an $11.6 million increase in accumulated deficit and a $1.6 million increase in non-current deferred income tax assets, which results in a $1.6 million net increase to stockholders’ equity. The effect of the adjustments on the company’s cash flow statement for the six months ended June 30, 2005 was $0.3 million in reclassifications among certain line-items within cash flows from operating activities.
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

     The following tables set forth the restated line items within the accompanying 2005 and 2006 financial statements that were impacted by the stock-based compensation adjustments (in thousands, except share data):

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Selling, general and administrative expenses
As previously reported	$16,545	$31,107
As restated	$16,667	$31,380
Income from operations
As previously reported	$14,706	$26,923
As restated	$14,584	$26,650
Provision for income taxes
As previously reported	$4,993	$9,035
As restated	$4,940	$8,932
Net income
As previously reported	$7,584	$13,736
As restated	$7,515	$13,566
Basic net income per share
As previously reported	$0.14	$0.25
As restated	$0.14	$0.25
Diluted net income per share
As previously reported	$0.12	$0.22
As restated	$0.12	$0.21

	As of	As of
	June 30, 2006	December 31, 2005

Non-current deferred income taxes, net
As previously reported	$150,676	$166,248
As restated	$152,263	$167,835
Additional paid-in capital
As previously reported	$589,286	$591,604
As restated	$602,494	$604,812
Accumulated deficit
As previously reported	$177,831	$196,420
As restated	$189,452	$208,041
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

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005
	(restated)	(restated)		(restated)	(restated)
Launch Vehicles:
Revenues	$80,356	$87,860		$159,068	$167,837
Operating income	8,591	8,721		17,606	17,709
Identifiable assets	106,267	114,882	(1)	106,267	114,882	(1)
Capital expenditures	990	1,349		2,273	3,566
Depreciation	1,233	1,338		2,475	2,728
Satellites and Space Systems:
Revenues(2)	$108,013	$84,870		$215,497	$167,280
Operating income	7,428	5,506		13,914	8,340
Identifiable assets	164,447	135,903	(1)	164,447	135,903	(1)
Capital expenditures	2,901	1,578		6,480	3,509
Depreciation	1,486	1,200		2,853	2,407
Transportation Management Systems:
Revenues	$9,356	$6,188		$17,304	$13,255
Operating income	555	479		911	874
Identifiable assets	20,437	19,251	(1)	20,437	19,251	(1)
Capital expenditures	193	53		279	187
Depreciation	144	155		296	323
Corporate and Other:
Revenues(2)	$(751)	$(1,515)		$(2,758)	$(3,820)
Operating income(3)	—	(122)		—	(273)
Identifiable assets	435,423	400,341	(1)	435,423	400,341	(1)
Capital expenditures	—	641		703	826
Depreciation	737	815		1,510	1,686
Consolidated:
Revenues	$196,974	$177,403		$389,111	$344,552
Operating income	16,574	14,584		32,431	26,650
Identifiable assets	726,574	670,377	(1)	726,574	670,377	(1)
Capital expenditures	4,084	3,621		9,735	8,088
Depreciation	3,600	3,508		7,134	7,144

(1)	As of December 31, 2005.

(2)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and space systems revenues include $0.4 million and $1.4 million of the intersegment sales in the quarters ended June 30, 2006 and 2005, respectively, and include $1.8 million and $3.6 million of the intersegment sales in the six months ended June 30, 2006 and 2005, respectively.

(3)	Corporate and other operating income is comprised solely of stock-based compensation expense in the quarter and six months ended June 30, 2005 (see Note 3).
(5) Receivables
     Receivables consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Billed	$51,983	$31,546
Unbilled	95,719	99,820
Allowance for doubtful accounts	(115)	(115)

Total	$147,587	$131,251

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

(9) Comprehensive Income
     Comprehensive income in the quarters and six months ended June 30, 2006 and 2005 was equal to net income. Accumulated other comprehensive income as of June 30, 2006 and December 31, 2005 was $0.
(10) Debt
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
Share-Based Transactions
     The following tables summarize restricted stock unit and stock option transactions during the six months ended June 30, 2006:

	Restricted Stock Units		Options
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
	Number of	Grant Date	Number of	Exercise	Contractual
	Units	Fair Value	Shares	Price	Term (Years)
		(restated)
Outstanding at December 31, 2005	745,000	$12.11	6,532,139	$10.06	5.28
Granted	8,000	14.79	55,000	12.98
Exercised	—	—	(913,710)	7.78
Vested	(244,680)	12.11	—	—
Forfeited	(12,336)	12.11	(11,545)	7.02
Expired	—	—	(165,682)	13.20

Outstanding at June 30, 2006	495,984	$12.15	5,496,202	$10.38	4.89

     The fair value of the restricted stock units granted was based on the closing market price of the company’s common stock on the measurement date of the award.
     The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$1.30-$5.79	1,957,991	5.90	$4.81	1,957,991	$4.81
6.15-12.18	1,876,317	5.51	9.71	1,847,818	9.70
12.25-43.31	1,661,894	3.01	17.70	1,606,894	17.86

$1.30-$43.31	5,496,202	4.89	$10.38	5,412,703	$10.35

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
     During the quarter ended June 30, 2006, 244,680 restricted stock units with a weighted-average grant date fair value of $3.0 million became vested. Previously, no restricted stock units had vested. As of June 30, 2006, the aggregate intrinsic value of restricted stock units that are expected to vest in the future was $8.0 million. In addition, as of June 30, 2006, unrecognized compensation cost related to unvested restricted stock units was $4.3 million, which is expected to be recognized over a weighted-average period of 1.58 years.
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

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(as previously reported)
Net income, as reported	$7,584	$13,736
Stock-based compensation expense per fair-value-based method	(591)	(1,313)

Pro forma net income	$6,993	$12,423

Earnings per share:
Basic—as reported	$0.14	$0.25
Basic—pro forma	$0.13	$0.23

Diluted—as reported	$0.12	$0.22
Diluted—pro forma	$0.11	$0.20

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(restated)	(restated)
Net income, as reported	$7,515	$13,566
Stock-based compensation expense per fair-value-based method, net of APB No. 25 compensation expense	(574)	(1,274)

Pro forma net income	$6,941	$12,292

Earnings per share:
Basic—as reported	$0.14	$0.25
Basic—pro forma	$0.13	$0.22

Diluted—as reported	$0.12	$0.21
Diluted—pro forma	$0.11	$0.19
     The assumptions used above for grants made during the quarter and six months ended June 30, 2005 are summarized as follows:

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Volatility	60%	60%
Risk-free interest rate	3.78%	3.55%
Weighted-average fair value per share at grant date	$4.27	$4.75
Expected dividend yield	—	—
Expected life of options (years)	3.5	3.5

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With the exception of historical information, the matters discussed below under the headings “Restatement Related to Stock-Based Compensation Grants and Procedures,” “Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2006 and 2005,” “Segment Results,” “Backlog,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Legal Proceedings” and elsewhere in this report on Form 10-Q/A include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. A number of important factors, including those identified in our Annual Report on Form 10-K/A for the year ended December 31, 2005, may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. We assume no obligation to update any forward-looking statements.
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
     We have determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates was $14.1 million during the period from the time of our initial public offering in 1990 through September 30, 2006. Of this amount, $12.0 million related to the years prior to 2003, $0.4 million to 2003, $0.8 million to 2004, $0.5 million to 2005 and $0.3 million to the first nine months of 2006. In addition, we recorded an income tax benefit of $2.0 million in 2004 (when we reversed our deferred tax asset valuation allowance), $0.2 million in 2005 and $0.1 million in 2006. There was no income tax benefit in 2003 since we had a full deferred tax asset valuation allowance in that year. The cumulative effect of the adjustments on our balance sheet at December 31, 2005 was a $13.2 million increase in paid-in capital, offset by an $11.6 million increase in accumulated deficit and a $1.6 million increase in non-current deferred income tax assets, which results in a $1.6 million net increase to stockholders’ equity. The effect of the adjustments on our cash flow statement for the six months ended June 30, 2005 was $0.3 million in reclassifications among certain line-items within cash flows from operating activities.
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
Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2006 and 2005
     Revenues – Our second quarter 2006 revenues were $197.0 million, up 11% over second quarter 2005 revenues of $177.4 million. This increase was primarily due to a 27% increase in satellites and space systems segment revenues that was driven by growth in the communications satellites product line related to progress on several new satellite contracts awarded in 2005. The growth in communications satellites revenues was partially offset by a revenue decrease in the science, technology and defense satellites product line due to a significant reduction in contract activity on a satellite that was completed and launched in the first half of 2006. Launch vehicles segment revenues decreased due to lower revenues from the interceptor launch vehicle and the target vehicle product lines, partially offset by higher space launch vehicle product line revenues. Transportation management systems segment revenues increased over 50% largely driven by work on several new contracts started in 2005 and early 2006.
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
     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $19.1 million, or 10% of revenues, and $16.7 million, or 9% of revenues, in the second quarter of 2006 and 2005, respectively. Selling, general and administrative expenses were $38.9 million, or 10% of revenues, and $31.4 million, or 9% of revenues, in the first six months of 2006 and 2005, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as the costs of marketing, advertising, promotional and other selling expenses. Selling, general and administrative expenses increased in the second quarter and the first six months of 2006 as compared to the same periods in 2005 primarily due to an increase in bid, proposal and marketing costs and share-based compensation expenses that were recorded in 2006, as discussed below.
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
     Income Taxes - We recorded income tax expense of $6.9 million and $4.9 million in the second quarter of 2006 and 2005 and $13.3 million and $8.9 million in the first six months of 2006 and 2005, respectively, reflecting an annualized effective income tax rate of 41.7% and 39.7%, respectively. The increase in the effective tax rate is primarily due to an increase in non-deductible expenses in 2006.
     Net Income - Our net income for the second quarter of 2006 was $9.8 million, compared to net income of $7.5 million in the second quarter of 2005. Net income for the first six months of 2006 was $18.6 million, compared to $13.6 million in the same period in 2005.
Segment Results
     Our products and services are grouped into three reportable segments: (i) launch vehicles, (ii) satellites and space systems and (iii) transportation management systems. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Revenues:
Launch Vehicles	$80,356	$87,860	$159,068	$167,837
Satellites and Space Systems	108,013	84,870	215,497	167,280
Transportation Management Systems	9,356	6,188	17,304	13,255
Corporate and Other	(751)	(1,515)	(2,758)	(3,820)

Total	$196,974	$177,403	$389,111	$344,552

Income from Operations:
Launch Vehicles	$8,591	$8,721	$17,606	$17,709
Satellites and Space Systems	7,428	5,506	13,914	8,340
Transportation Management Systems	555	479	911	874
Corporate and Other	—	(122)	—	(273)

Total	$16,574	$14,584	$32,431	$26,650

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

Directors whose terms expire in 2007:

Edward F. Crawley
Lennard A. Fisk
Ronald T. Kadish
Garrett E. Pierce
David W. Thompson

Directors whose terms expire in 2008:

Daniel J. Fink
Robert J. Hermann
Janice I. Obuchowski
Frank L. Salizzoni
(c)	The following is a brief description of the other matter voted on at the meeting and the number of votes cast for, against or abstaining from the matter:

Ratification of PricewaterhouseCoopers LLP as independent auditors of the company for the fiscal year ending December 31, 2006.

Votes:	For: Against: Abstain:	46,465,215 107,328 64,518

ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
(a)	Exhibits — A complete listing of exhibits required is given in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: December 7, 2006	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

EXHIBIT INDEX
The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Warrant Agreement, dated as of August 22, 2002, by and between Orbital Sciences Corporation and U.S. Bank, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.3	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (restricted) (incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on August 27, 2002).

4.4	Form of Common Stock Purchase Warrant for Warrants Expiring August 15, 2006 (registered) (incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit No.	Description
4.5	Rights Agreement dated as of October 22, 1998 between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.6	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

4.7	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003).

4.8	Form of 9% Senior Note due 2011 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on July 18, 2003).

10.1	Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, amended as of April 27, 2006 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed on July 26, 2006).

10.2	First Amendment to Amended and Restated Credit Agreement, dated June 1, 2006, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, Wachovia Bank, as documentation agent, and the other parties thereto (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed on July 26, 2006).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).