Form 10-K
period 2006-12-31
ORBITAL SCIENCES CORP /DE/
filed 2007-03-01
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
For Annual and Transition Reports
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2006 was approximately $948,298,400. The registrant has no non-voting common equity.
     As of February 26, 2007, 59,115,626 shares of the registrant’s Common Stock were outstanding.
     Portions of the registrant’s definitive proxy statement to be filed on or about March 12, 2007 are incorporated by reference in Part III of this report.

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
   Our primary products and services include the following:

•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Earth-orbiting satellites, interplanetary spacecraft and related systems for communications, remote sensing, scientific and military missions, satellite subsystems and space-related technical services.

•	Transportation Management Systems. Software-based transportation management systems for public transit agencies and private vehicle fleet operators.
   Our general strategy is to develop and expand a core integrated business of space and launch systems technologies and products, focusing on the design and manufacturing of affordable lightweight rockets, small satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors. Another part of our strategy is to seek customer contracts that will fund the development of enhancements to our existing launch vehicle and space systems product lines. As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small rockets and space systems, we believe we are well positioned to capitalize on the demand for small space-technology systems in missile defense, space-based military and intelligence operations, and commercial satellite communications programs, and to take advantage of government-sponsored initiatives for space-based scientific research and lunar and planetary exploration initiatives.
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
Description of Orbital’s Products and Services
   Our products and services are grouped into three reportable segments that are described below: launch vehicles, satellites and space systems, and transportation management systems. Our business is not seasonal. Customers or U.S. government agencies or prime contractors that accounted for 10% or more of our consolidated revenues in 2006 were DoD, NASA, The Boeing Company (“Boeing”) and Telenor Broadcast Holding AS (“Telenor”).
   Launch Vehicles. Our launch vehicles segment is involved in developing and producing interceptor launch vehicles, target launch vehicles and space launch vehicles.
   Interceptor Launch Vehicles. We develop and produce rockets that are used as interceptor and target vehicles for missile defense systems, including interceptor boosters that carry “kill vehicles” designed to defend against ballistic missile attacks. Pursuant to a contract with Boeing, we are the primary supplier of operational and test interceptor boosters for the U.S. Missile Defense Agency’s (“MDA”) Ground-based Midcourse Defense (“GMD”) program, for which our interceptor boost vehicle, a modified version of our Pegasus rocket, is being used as a major operational element in the U.S. national missile defense system. We are also developing a boost vehicle for MDA’s Kinetic Energy Interceptor (“KEI”) program. During 2006, we conducted one successful GMD interceptor flight test and delivered nine GMD boost vehicles.
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
   Since 1982, we have performed a total of 136 target launch missions, including four successful missions in 2006.
   Space Launch Vehicles. We develop and produce small-class launch vehicles that place satellites weighing up to 4,000 lbs. into low-Earth orbit, including the Pegasus, Taurus and Minotaur space launch vehicles that are used by commercial, civil government and military customers. Our Pegasus launch vehicle is launched from our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads to orbit. The ground-launched Minotaur launch vehicle family combines Minuteman II and Peacekeeper ballistic missile rocket motors with our Pegasus and Taurus technology. Since 1990, the Pegasus, Taurus and Minotaur rockets have performed a total of

50 launches. Pursuant to a contract with the U.S. Air Force, we are developing a new class of Minotaur rockets that can carry heavier payloads than the Taurus. In 2006, we carried out two successful Minotaur missions and one successful Pegasus mission.
   Our launch vehicle technology has also been the basis for several other advanced space and suborbital programs, including supporting efforts to develop technologies that could be applied to reusable launch vehicles, space maneuvering vehicles, hypersonic aircraft and missiles, and missile defense systems.
   Customers or U.S. government agencies or prime contractors that accounted for 10% or more of our launch vehicles segment revenues in 2006 were Boeing, DoD and NASA.
   Satellites and Space Systems. Our satellites and space systems segment is involved in developing and producing geosynchronous-Earth orbit (“GEO”) satellites, low-Earth orbit (“LEO”) satellites and planetary (or “deep space”) spacecraft for communications, remote sensing, scientific, military and technology demonstration missions.
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
   Since 1982, we have built and delivered 101 satellites for various commercial and governmental customers for a wide range of communications, broadcasting, remote imaging, scientific and national security applications. In 2006, we had 14 spacecraft in various stages of design, production and/or delivery, including five LEO satellites, eight GEO satellites and one planetary spacecraft. We also develop and build human space-related systems such as cargo transportation containers for the International Space Station and Space Shuttle equipment for the Hubble Space Telescope servicing missions.
   We are also a member of the industry team selected by NASA during the third quarter of 2006 to design and build the Orion space exploration system that will succeed the Space Shuttle in transporting humans to space. Our principal role is to design, develop and manufacture the launch abort system to allow the astronaut crew to escape in the event of an in-flight failure of the Orion launch vehicle.
   Customers or U.S. government agencies or prime contractors that accounted for 10% or more of our satellites and space systems segment revenues in 2006 were DoD, Intelsat Corporation, MEASAT Satellite Systems Sdn Bhd, NASA and Telenor.
   Transportation Management Systems. Our transportation management systems division develops and produces fleet management systems that are used primarily by metropolitan mass transit operators in the United States. We combine global positioning satellite vehicle tracking technology with terrestrial wireless communications to help transit agencies manage public bus fleets and public works systems. Major customers for our transportation management systems include the metropolitan mass transit authorities in Los Angeles, Washington, D.C., Philadelphia, Baltimore, Denver, Phoenix, Austin, and a number of other state and municipal transit systems and private vehicle fleet operators. Internationally, we have provided a system to a mass transit service in Singapore.
Competition
   We believe that competition for sales of our products and services is based primarily on performance, technical features, reliability, price, delivery schedule and customization, and we believe that we compete favorably on the basis of these factors. The table below identifies who we believe to be our primary competitors for each major product line.

Product Line	Competitors

Interceptor launch vehicles	Lockheed Martin Corporation Raytheon Company

Target launch vehicles	Lockheed Martin Corporation L-3 Communications, Inc. Space Vector Corporation, a wholly owned subsidiary of Pemco Aviation Group

Space launch vehicles	Russian and other international launch
  vehicles could represent competition for
  commercial, as opposed to U.S.
  government, launches
Space Exploration Technologies Corp. (a
  potential U.S.-based competitor whose
  launch vehicle is still in the development
phase)

Communications satellites	EADS Astrium Lockheed Martin Corporation Alcatel Alenia Space Antrix, the commercial arm of India’s Space Research Organization

Science, technology and defense satellites	Ball Aerospace and Technology Corporation Lockheed Martin Corporation General Dynamics Corporation The Boeing Company Northrop Grumman Corporation

Space technical services	Jackson and Tull Inc. Northrop Grumman Corporation Lockheed Martin Corporation Swales Aerospace, Inc.

Transportation management systems	Siemens Corporation INIT Innovations in Transportation, Inc.
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
Research and Development
   We invest in product-related research and development to conceive and develop new products and to enhance existing products. Our research and development expenses totaled approximately $9.6 million, $6.3 million and $6.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, a large portion of our total new product development and enhancement programs is funded under customer contracts.
Patents
   We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage, particularly with respect to our launch vehicle and satellite products. We hold U.S. and foreign patents relating to the Pegasus vehicle, certain of our satellites and other systems and products. The majority of our U.S. patents relating to the Pegasus vehicle expire between 2007 and 2016 and most of our U.S. patents relating to our satellites expire beginning in 2013. We believe our results of operations would not be materially affected with the loss of any particular intellectual property right.
Components and Raw Materials
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
U.S. Government Contracts
   During 2006, 2005 and 2004, approximately 63%, 77% and 80%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with other U.S. government prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis.
   Our major contracts with the U.S. government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts. Approximately 87% and 13% of revenues from U.S. government contracts in 2006 were derived from cost-reimbursable contracts and fixed-price contracts, respectively. Under a cost-reimbursable contract, we recover our actual allowable costs incurred, allocable overhead costs and a fee consisting of a base amount that is fixed at the inception of the contract and/or an award amount that is based on the customer’s evaluation of our performance in terms of the criteria stated in the contract. Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss if costs increase, although some of this risk may be passed on to subcontractors. Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.
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
Contract Backlog
   Our firm backlog was approximately $1.79 billion at December 31, 2006 and approximately $1.26 billion at December 31, 2005. While there can be no assurance, we expect to convert approximately $740 million of the 2006 year-end firm backlog into revenues during 2007.
   Our firm backlog as of December 31, 2006 included approximately $1.50 billion of contracts with the U.S. government and its agencies or from subcontracts with prime contractors of the U.S. government. Most of our government contracts are funded incrementally on a year-to-year basis. Firm backlog from government contracts at December 31, 2006 included total funded orders of about $270 million and orders not yet funded of about $1.23 billion. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our business.

   Total backlog was approximately $3.43 billion at December 31, 2006. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.
Employees
   As of February 26, 2007, Orbital had approximately 2,800 permanent employees. None of our employees is subject to collective bargaining agreements. We believe our employee relations are good.
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
   During 2006, approximately 63% of our total annual revenues, and at December 31, 2006, approximately 84% of our firm backlog, was derived from U.S. government contracts. Most of our U.S. government contracts are funded incrementally on a year-to-year basis and are subject to uncertain future funding levels. Furthermore, our direct and indirect contracts with the U.S. government may be terminated or suspended by the U.S. government or its prime contractors at any time, with or without cause. There can be no assurance that government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges or other adverse effects on our financial condition. A decline in

U.S. government support and funding for key missile defense and space programs could materially adversely affect our financial condition and results of operations.
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
Our U.S. government contracts are subject to audits that could result in a material adverse effect on our financial condition and results of operations if a material adjustment were required, or if we were assessed fines or other sanctions.
   The accuracy and appropriateness of costs charged to U.S. government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency (“DCAA”) or other government agencies. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve withholding of contract payments, fines, injunctions or other sanctions. See the immediately preceding risk factor for information with respect to a government investigation commenced in the second quarter of 2005. We believe the pending government investigation has resulted in delays by DCAA in completing certain audits and issuing certain final audit reports. This could be a factor in customers’ decisions to award us new contracts or to exercise options under existing contracts.
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
   The majority of our contracts are long-term contracts. We recognize revenues on long-term contracts using the percentage-of-completion method of accounting, whereby revenue and profit is recognized based on actual costs incurred in relation to total estimated costs to complete the contract. Revenue and profit from a particular contract may be adversely affected to the extent that estimated costs to complete increase, incentive or award fee estimates are reduced, delivery schedules are delayed or progress under a contract is otherwise impeded.
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
   Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions and are subject to significant technological change and innovation. From time to time, we experience product failures, cost overruns in developing and manufacturing our products, delays in delivery and other operational problems. We may experience some product and service failures, schedule delays and other problems in connection with our launch vehicles, satellites, transportation management systems and other products in the future. Some of our satellite and launch services contracts impose penalties on us for delays and for performance failures, which could be significant. In addition to any costs resulting from product warranties or required remedial action, product failures or significant delays may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries and claims against performance bonds. Negative publicity from product failures may also impair our ability to win new contracts.
If our key suppliers fail to perform as expected we may experience delays and cost increases, and our operating results may be impacted adversely.
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
   For the years ended December 31, 2006, 2005 and 2004, direct sales to non-U.S. customers comprised approximately 22%, 10% and 15%, respectively, of our consolidated revenues. Further, as of December 31, 2006, approximately 10% of our firm backlog was derived from non-U.S. customers. International contracts are subject to numerous risks that may have a material adverse effect on our operating results, including:

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
   Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the DoT, and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Our classified programs require that we and certain employees maintain appropriate security clearances. There can be no assurance that we will be successful in our future efforts to secure and maintain necessary licenses, clearances or regulatory approvals. Exports of our products, services and technical information generally require licenses from the DoS or from the DoC. We have a number of international customers and subcontractors. Our inability to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could negatively impact our ability to compete successfully in international markets, and could result in an event of default under certain of our international contracts.
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
   Our senior credit facility contains certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, make investments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of the financial covenants in our senior credit facility could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.
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
   We are subject to various federal, state and local environmental laws and regulations relating to the operation of our business, including those governing pollution, the handling, storage and disposal of hazardous substances and the ownership and operation of real property. Such laws may result in significant liabilities and costs. There can be no assurance that compliance with or liability under such laws and regulations will not have a material adverse effect on us in the future.
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
The repurchase rights in our 2.4375% convertible senior subordinated notes triggered by a fundamental change could discourage a potential acquirer.
   The repurchase rights in our 2.4375% convertible senior subordinated notes triggered by a fundamental change of our company could discourage a potential acquirer. The term “fundamental change” is limited to specified transactions and may not include other events that might adversely affect our financial condition or business operations.
Conversion of our 2.4375% convertible senior subordinated notes may dilute the ownership interest of existing stockholders.
   Upon conversion of our 2.4375% convertible senior subordinated notes, we will deliver cash equal to the lesser of the aggregate principal amount of the notes to be converted and their conversion value, and common stock or cash in respect of the excess, if any, of conversion value over principal return. If we issue common stock upon conversion of the notes, the conversion of some or all of the notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.
Item 1B. Unresolved Staff Comments
   Not applicable.
Item 2. Properties
   We lease approximately 950,000 square feet of office, engineering and manufacturing space in various locations in the United States, as summarized in the table below:

Business Unit	Principal Location(s)

Corporate Headquarters	Dulles, Virginia
Launch Vehicles	Chandler, Arizona; Dulles, Virginia; Vandenberg Air Force Base, California
Satellites and Space Systems	Dulles, Virginia; Greenbelt, Maryland
Transportation Management Systems	Columbia, Maryland
   We also own a 125,000 square foot state-of-the-art space systems manufacturing facility that primarily houses our satellite manufacturing, assembly and testing activities in Dulles, Virginia. We are constructing a 10,000 square foot expansion of this facility, which is expected to be completed in the spring of 2007.
   We believe that our existing engineering and manufacturing facilities, together with this expansion, are adequate for our requirements for the foreseeable future. We utilize substantially all of our office space and we are currently seeking to lease additional office space which we believe will be available at commercially reasonable rates.

Item 3. Legal Proceedings
   On May 26, 2005, the United States Attorney’s Office for the District of Arizona commenced an investigation which we believe is focused on contracting matters related to certain U.S. government launch vehicle programs. We are cooperating fully with U.S. government authorities in connection with this investigation, and management strongly supports and is committed to the U.S. government’s procurement integrity processes. We cannot predict whether the government ultimately will conclude that there have been violations by us of any federal contracting laws, policies or procedures, or any other applicable laws. Should any such violations be alleged or found, we could face the possibility of criminal, civil and/or administrative penalties depending on the nature of such violations. We believe the pending government investigation has resulted in delays by DCAA in completing certain audits and issuing certain final audit reports. This could be a factor in customers’ decisions to award us new contracts or to exercise options under existing contracts.
   On January 9, 2007, Shirley Olsen and Chris Larson, who allege that they are shareholders of Orbital, filed substantially identical derivative complaints in the Circuit Court for Loudoun County, Virginia, against our current directors, former directors and certain former executive officers. The derivative complaints, which will be consolidated, claim, among other things, breach of fiduciary duty in connection with certain of our historical stock option grants and insider trading, and they seek unspecified damages, equitable relief and an award of attorneys’ fees. We currently intend to seek dismissal of the actions.
   We also are party to certain litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or proceedings will have a material adverse effect on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
   There was no matter submitted to a vote of our security holders during the fourth quarter of 2006.
Item 4A. Executive Officers of the Registrant
   The following table sets forth the name, age and position of each of the executive officers of Orbital as of February 26, 2007. All executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Position

David W. Thompson	52	Chairman of the Board and Chief Executive Officer
James R. Thompson	70	Vice Chairman, President and Chief Operating Officer, Director
Garrett E. Pierce	62	Vice Chairman and Chief Financial Officer, Director
Ronald J. Grabe	61	Executive Vice President and General Manager, Launch Systems Group
Carl A. Marchetto	51	Executive Vice President and General Manager, Space Systems Group
Antonio L. Elias	57	Executive Vice President and General Manager, Advanced Programs Group
Susan Herlick	42	Senior Vice President, General Counsel and Corporate Secretary

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
   Carl A. Marchetto has been Executive Vice President and General Manager, Space Systems Group since September 2006. From 1996 to January 2006, he held several executive positions with Eastman Kodak Company, including Chief Operating Officer of the Digital and Film Imaging Systems business unit and President of the Commercial Imaging Group. Mr. Marchetto held various positions in the Astro Space Division of Lockheed Martin Corporation from 1990 to 1996. From

1979 to 1990, Mr. Marchetto was employed by the Jet Propulsion Laboratory as a manager of the Actuators and Inertial Sensors Group.
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
   On February 26, 2007, there were 2,300 Orbital common stockholders of record.
   Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol ORB. The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

2006	High	Low

4th Quarter	$20.04	$17.71
3rd Quarter	$19.93	$15.54
2nd Quarter	$16.14	$14.23
1st Quarter	$16.06	$12.77

2005	High	Low

4th Quarter	$13.22	$11.07
3rd Quarter	$12.50	$10.04
2nd Quarter	$10.62	$9.09
1st Quarter	$11.47	$9.48
We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. Moreover, our senior credit facility contains covenants limiting our ability to pay cash dividends. For a discussion of these limitations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
   The transfer agent for our common stock is:

Computershare Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940
Telephone: (800) 730-4001
www.computershare.com

The following table sets forth information regarding our repurchase of common stock during, and as of, the quarter ended December 31, 2006.

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	Per Share	Programs(1)	or Programs(2)

October 1, 2006 to October 31, 2006	—	—	—	$45,358,202
November 1, 2006 to November 30, 2006	—	—	—	$45,358,202
December 1, 2006 to December 31, 2006	2,655,300	$18.83	2,655,300	$45,358,202

Total	2,655,300	$18.83	2,655,300	$45,358,202

(1)	In December 2006, we repurchased approximately $50 million of shares of our common stock using the net proceeds from the sale of our 2.4375% convertible senior subordinated notes due 2027, together with cash on hand. For more information regarding this transaction, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	On April 28, 2006, we announced the company’s plan, subject to certain conditions, to repurchase up to $50 million of outstanding debt and equity securities, including our common stock, up through April 27, 2007. We did not repurchase any shares pursuant to this plan during the fourth quarter of 2006.

   The following graph compares the yearly cumulative total return on the company’s common stock against the cumulative total return on the S&P 500 Index and the Dow-Jones Aerospace/ Defense Index for the five-year period commencing on December 31, 2001 and ending on December 31, 2006.

	2001	2002	2003	2004	2005	2006

S&P 500 Index	100.000	76.634	96.850	105.561	108.728	123.537

Dow-Jones Aero/Defense Index	100.000	95.790	115.922	134.973	155.772	192.529

Orbital Stock $100 Value	100.000	102.179	291.041	286.441	310.896	446.489

Item 6.	Selected Financial Data
Selected Consolidated Financial Data
   The selected consolidated financial data presented below for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 are derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Years Ended December 31,

	2006	2005	2004(1)	2003(2)	2002

	(In thousands, except per share data)
Operating Data:
Revenues	$802,761	$703,450	$675,935	$581,500	$551,642
Costs of goods sold	644,370	578,764	566,787	477,273	460,231

Gross profit	158,391	124,686	109,148	104,227	91,411
Operating expenses	90,471	72,229	54,681	69,062	62,536

Income from operations	67,920	52,457	54,467	35,165	28,875
Gain on reversal of allocated losses of affiliate	—	—	—	40,586	—
Debt extinguishment expense	(10,388)	—	(2,099)	(38,836)	—
Interest expense	(12,272)	(11,746)	(11,386)	(18,683)	(17,450)
Interest income and other	13,773	4,576	2,290	1,347	2,361

Income before taxes	59,033	45,287	43,272	19,579	13,786
Income tax (provision) benefit	(24,149)	(17,438)	157,863	265	(265)

Income from continuing operations	34,884	27,849	201,135	19,844	13,521
Income from discontinued operations	—	—	—	—	875
Cumulative effect of change in accounting	—	—	—	—	(13,795)

Net income	$34,884	$27,849	$201,135	$19,844	$601

Basic Income Per Share:
Income from continuing operations	$0.60	$0.51	$4.05	$0.42	$0.30
Income from discontinued operations	—	—	—	—	0.02
Cumulative effect of change in accounting	—	—	—	—	(0.31)

Net income	$0.60	$0.51	$4.05	$0.42	$0.01

Shares used in computing basic per share amounts	58,118	54,804	49,658	46,718	43,908
Diluted Income Per Share:
Income from continuing operations	$0.56	$0.45	$3.10	$0.34	$0.30
Income from discontinued operations	—	—	—	—	0.02
Cumulative effect of change in accounting	—	—	—	—	(0.31)

Net income	$0.56	$0.45	$3.10	$0.34	$0.01

Shares used in computing diluted per share amounts	62,627	62,386	64,981	58,181	44,937
Statement of Cash Flow Data:
Cash flow from operating activities	$100,494	$74,696	$66,998	$46,474	$(29,848)
Cash flow from investing activities	(20,077)	(13,615)	(3,399)	(15,594)	(14,341)
Cash flow from financing activities	(39,515)	(27,736)	1,005	(13,420)	24,414
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$205,735	$165,143	$133,819	$80,158	$53,741
Net working capital	243,808	205,977	186,361	115,189	92,350
Total assets	744,494	670,377	665,244	439,300	416,310
Short-term borrowings	551	76	161	297	1,854
Long-term obligations, net	143,750	126,459	128,375	137,116	114,833
Stockholders’ equity	394,319	397,321	395,598	166,877	134,568

(1)	Operating income in 2004 included a $2.5 million gain recorded as a credit to settlement expense. The income tax benefit in 2004 included a $158.5 million benefit resulting from the December 31, 2004 reversal of substantially all of the company’s deferred income tax valuation allowance.
(2)	Operating income in 2003 included $3.9 million in net settlement expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
   With the exception of historical information, the matters discussed within this Item 7 and elsewhere in this Form 10-K include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Readers should be cautioned that a number of important factors, including those identified above in “Item 1 — Special Note Regarding Forward-Looking Statements” and “Item 1A — Risk Factors” may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. Historical results of operations may not be indicative of future operating results.
   We develop and manufacture small rockets and space systems for commercial, military and civil government customers. Our primary products are satellites and launch vehicles, including low Earth-orbit, geosynchronous Earth-orbit and planetary spacecraft for communications, remote sensing, scientific and defense missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. We also offer space-related technical services to government agencies and develop and build software-based transportation management systems for public transit agencies and private vehicle fleet operators.
Critical Accounting Policies and Significant Estimates
   The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions, including those related to long-term contracts and incentives, inventories, long-lived assets, warranty obligations, income taxes, contingencies and litigation, and the carrying values of assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material.
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

Certain contracts include provisions for increased or decreased revenue and profit based on performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria. If performance under such contracts were to differ from previous assumptions, current period revenues and profits would be adjusted and could therefore fluctuate significantly.

As of December 31, 2006, unbilled receivables included $16.4 million of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria. Additionally, some satellite contracts require us to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied and, as of December 31, 2006, up to $37.2 million of revenues recognized under such contracts could be reversed if satellite performance criteria were not met. We generally procure insurance policies that would indemnify us for satellite incentive fees that are not earned and for performance refund obligations.

•	Inventory is stated at the lower of cost or estimated market value. Cost is determined on an average cost or specific identification basis. Estimated market value is determined based on assumptions about future demand and market conditions. If actual market conditions were less favorable than those previously projected by management, inventory write-downs could be required.

•	We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

•	Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the measurement date of the grant. We also followed the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

As of January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” using (1) the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest, and (2) the short-cut method to determine the pool of windfall tax benefits. We use the tax law ordering method as our policy for intra-period tax allocation related to the tax attributes of stock-based compensation. During 2006, we recorded $0.8 million of compensation expense under SFAS No. 123R attributable to stock options. The adoption of SFAS No. 123R did not have a material impact on our consolidated financial statements.

The fair value of our restricted stock unit grants is determined based on the quoted price of our common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from current estimates.
Consolidated Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

2006 Compared With 2005
   Revenues — Our consolidated revenues were $802.8 million in 2006, a 14% increase compared to $703.5 million in 2005. This increase was driven primarily by $110.3 million revenue growth in our satellites and space systems segment and $11.2 million growth in our transportation management systems segment, offset partially by a $24.8 million decrease in our launch vehicles segment. The satellites and space systems segment growth was driven by significantly higher revenues in the communications satellites product line related to progress on several satellite contracts awarded in 2005. The transportation management systems segment growth was largely driven by work on several new contracts started in 2005 and early 2006. Launch vehicles segment revenues decreased due to lower revenues from the interceptor launch vehicles and the target launch vehicles product lines, partially offset by higher revenues from the space launch vehicles product line. See “Segment Results” below for further details about how 2006 revenues compared to 2005 results.
   Gross Profit — Our consolidated gross profit was $158.4 million in 2006, a 27% increase compared to $124.7 million in 2005. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.
   The gross profit increase in 2006 as compared to 2005 was due to a $30.4 million, or 61%, increase in our satellites and space systems segment, a $2.4 million, or 39%, increase in our transportation management systems segment and a $0.9 million, or 1%, increase in our launch vehicles segment.
   The increase in gross profit in our satellites and space systems segment was principally due to higher revenues, driven by an increased level of contract activity in 2006, and significantly improved contract profitability in the communications satellites product line resulting from net cost reductions and favorable contract adjustments. The increase in our transportation management systems segment was largely attributable to the increase in revenues. Although launch vehicles revenues decreased, the segment’s gross profit increased marginally due to the segment’s overall operating margin improvement and cost growth on certain contracts in 2005 that did not recur in 2006.
   Research and Development Expenses — Research and development expenses are comprised of our self-funded product research and development activities and exclude direct customer-funded development activities. Our research and development expenses relate primarily to the development of improved launch vehicles and satellites.
   Research and development expenses were $9.6 million, or 1% of revenues, in 2006 compared to $6.3 million, or 1% of revenues, in 2005. The increase in research and development expenses primarily related to communications satellites and launch vehicle control systems.

   Selling, General and Administrative Expenses — Selling, general and administrative expenses were $80.8 million, or 10% of revenues, and $65.9 million, or 9% of revenues, in 2006 and 2005, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs. The increase in selling, general and administrative expenses was primarily due to increased stock-based compensation expenses that were recorded in 2006, as discussed below, along with increased bid, proposal and marketing expenses and higher professional fees. Bid, proposal and marketing expenses increased $5.0 million primarily due to our pursuit of new programs in the satellites and space systems segment. The increase in professional expenses was primarily due to $2.6 million of fees incurred in connection with a review of stock-based compensation grants and procedures that was completed in 2006.
   In 2006, our stock-based compensation expense increased to $8.0 million, compared to $2.2 million in 2005, due to restricted stock units granted in 2005 and 2006. The majority of these costs are reported in selling, general and administrative expenses and the remainder are reported in cost of goods sold. As of December 31, 2006, there was $11.7 million of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.35 years.
   Interest Expense — Interest expense was $12.3 million and $11.7 million in 2006 and 2005, respectively. Interest expense in 2006 remained relatively consistent with interest expense in 2005 primarily as a result of our unchanged fixed-rate debt balance during the majority of 2006.
   Interest Income and Other — Interest income and other was $13.8 million and $4.6 million in 2006 and 2005, respectively, consisting primarily of interest income of $11.7 million and $5.1 million in 2006 and 2005, respectively. Interest income increased primarily as a result of higher interest rates and higher short-term invested cash balances. Other income in 2006 included a $1.6 million gain from the liquidation of an investment written off in 1999.
   Debt Extinguishment Expense — During 2006, we recorded $10.4 million of debt extinguishment expenses associated with the repurchase of substantially all of our 9% senior notes as further described in “Liquidity and Capital Resources.” The debt extinguishment expenses consisted of $2.5 million in accelerated amortization of debt issuance costs and $7.9 million in prepayment premiums and other expenses.
   Income Taxes — We recorded $24.1 million and $17.4 million of income tax expense in 2006 and 2005, respectively, reflecting an annualized effective income tax rate of 40.9% and 38.5%, respectively. The increase in our effective income tax rate was primarily related to higher state income tax expense. Our cash income tax payments, which primarily relate to alternative minimum tax (“AMT”), are currently approximately 2% of pretax income primarily due to the utilization of net operating loss carryforwards that substantially offset taxable income.
   Net Income — Our consolidated net income was $34.9 million and $27.8 million, or $0.56 and $0.45 diluted net income per share, in 2006 and 2005, respectively. The increase in net income in 2006 was due to a $13.7 million increase in pretax income, partially offset by a $6.7 million increase in our income tax provision.

2005 Compared With 2004
   Revenues — Our consolidated revenues were $703.5 million in 2005, a 4% increase compared to $675.9 million in 2004. This increase was driven primarily by $12.0 million revenue growth in our launch vehicles segment and $16.9 million growth in our satellites and space systems segment, offset partially by a $2.6 million decrease in our transportation management systems segment. The launch vehicles segment growth was driven by higher revenues in the interceptor launch vehicles and target launch vehicles product lines, partially offset by lower revenues in the space launch vehicles product line. The satellites and space systems segment growth was driven by significantly higher revenues in the communications satellites product line, offset partially by lower revenues from science, technology and defense satellite contracts and space technical services. Transportation management systems segment revenues decreased due to the completion or near-completion of certain contracts.
   Gross Profit — Our consolidated gross profit was $124.7 million in 2005, a 14% increase compared to $109.1 million in 2004. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.
   The gross profit increase in 2005, as compared to 2004, was due to a $12.3 million, or 22%, increase in our launch vehicles segment, a $2.2 million, or 5%, increase in our satellites and space systems segment and a $1.1 million, or 20%, increase in our transportation management systems segment.
   The increase in gross profit in our launch vehicles segment was primarily attributable to a higher profit from the interceptor launch vehicles product line due to increased activity levels in 2005 and cost growth on Taurus and Pegasus rocket contracts recorded in 2004 that did not recur in 2005. These increases were partially offset by cost growth on certain contracts in 2005.
   The increase in gross profit in our satellites and space systems segment was largely due to $2.7 million of revenue and profit recorded in the second quarter of 2005 related to satellite acceptance and incentive fees received from a customer and former affiliate. Although revenues were higher in our satellites and space systems segment, profit was lower in 2005 due to significant cost growth on our communication satellites contracts.
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
   Selling, General and Administrative Expenses — Selling, general and administrative expenses were $65.9 million, or 9.4% of revenues, and $50.9 million, or 7.5% of revenues, in 2005 and 2004, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs. The increase in selling, general and administrative expenses was driven by increases in bid, proposal and marketing costs, higher legal fees and expenses and increased personnel-related costs. The increase in bid, proposal and marketing costs was driven by satellite and launch vehicle proposal efforts in 2005. Legal fees and expenses related to the U.S. government investigation initiated in 2005 and described more fully in Note 6 to the consolidated financial statements totaled approximately $2.2 million in 2005. Personnel-related costs increased largely due to higher staff levels and, in part, due to the amortization of stock-based compensation granted in 2005.
   Settlement Expense — In 2004, we recorded a $2.5 million gain as a credit to settlement expense in connection with the sale of senior subordinated notes which we had received in 2003 from a former affiliate.

   Interest Expense — Interest expense was $11.7 million and $11.4 million in 2005 and 2004, respectively. Interest expense in 2005 remained relatively consistent with interest expense in 2004 primarily as a result of our unchanged fixed-rate debt balance during 2005.
   Interest Income and Other — Interest income and other was $4.6 million and $2.3 million in 2005 and 2004, respectively, consisting primarily of interest income of $5.1 million and $2.0 million in 2005 and 2004, respectively. Interest income increased primarily as a result of higher interest rates and higher short-term invested cash balances.
   Debt Extinguishment Expense — During 2004, we recorded $2.1 million of debt extinguishment expenses associated with repurchases of a portion of our 9% senior notes and the replacement of our bank credit agreement as further described in “Liquidity and Capital Resources.”
   Income Taxes — In the fourth quarter of 2004, we reversed substantially all of our deferred tax valuation allowance due to our assessment that substantially all of our deferred tax assets are more likely than not realizable. This resulted in our recording significantly higher income tax expense beginning in 2005, nearly all of which is offset by net operating loss carryforwards and other deferred tax assets, resulting in minimal cash tax payments which primarily relate to AMT.
   We recorded $17.4 million of income tax expense in 2005, reflecting an annualized effective income tax rate of 38.5%. The $157.9 million net income tax benefit recorded in 2004 was comprised of (i) $158.5 million in deferred tax benefit in connection with the reversal of the valuation allowance discussed above and (ii) a $0.6 million current provision for 2004 AMT and state tax obligations.
   Net Income — Our consolidated net income was $27.8 million and $201.1 million, or $0.45 and $3.10 diluted earnings per share, in 2005 and 2004, respectively. The decrease in net income in 2005 was due to a $2.0 million increase in pretax income, offset by the impact of the $157.9 million net income tax benefit in 2004 compared to the $17.4 million income tax expense in 2005.
Segment Results
   Our products and services are grouped into three reportable segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) transportation management systems. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

   The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Years Ended December 31,

	2006	2005	2004

Revenues
Launch Vehicles	$310,483	$335,315	$323,287
Satellites and Space Systems	458,865	348,579	331,726
Transportation Management Systems	37,711	26,532	29,135
Corporate and Other	(4,298)	(6,976)	(8,213)

Total	$802,761	$703,450	$675,935

Income (Loss) from Operations
Launch Vehicles	$33,685	$35,444	$30,103
Satellites and Space Systems	31,934	16,015	21,439
Transportation Management Systems	2,525	1,494	1,243
Corporate and Other	(224)	(496)	1,682

Total	$67,920	$52,457	$54,467

2006 Compared With 2005
   Launch Vehicles — Launch vehicles segment revenues decreased 7% primarily due to a $13.5 million revenue decrease in our interceptor launch vehicles product line and a $19.3 million revenue decrease in our target launch vehicles product line, partially offset by a $7.1 million revenue increase in our space launch vehicles product line. In our interceptor launch vehicles product line, we are developing and manufacturing interceptor boosters designed to defend against ballistic missile attacks, including the midcourse-phase Orbital Boost Vehicle (“OBV”) for the ground based missile defense program and the boost-phase Kinetic Energy Interceptor (“KEI”) program directed by the U.S. Missile Defense Agency. Revenues from the interceptor launch vehicles product line decreased primarily due to a customer-directed reduction in activity on our OBV program, offset partially by increased activity on our KEI program due to ramp up of the development efforts on a demonstration vehicle test scheduled for late 2008. Interceptor launch vehicles accounted for 58% and 57% of total launch vehicles segment revenues in 2006 and 2005, respectively. Target launch vehicle revenues decreased in 2006 as compared to 2005 primarily due to a reduction in activity on certain target launch vehicle programs in 2006, partially offset by higher revenue on the Supersonic Sea Skimming Target program for the U.S. Navy due to transition from development into low rate initial production. Space launch vehicle revenues increased primarily due to higher levels of activity on Taurus and Minotaur programs offset by a reduction in Pegasus program activity. The Taurus program ramped up in 2006 in anticipation of future launches, and in the second quarter of 2006, we received and began work on an order for two Minotaur vehicles. Pegasus program activity declined primarily due to customer-directed delays in launch schedules.
   Operating income in the launch vehicles segment decreased 5% for 2006. Operating income from interceptor launch vehicles continued to be the largest contributor to this segment’s operating income, with $20.6 million and $24.3 million of operating profit in 2006 and 2005, respectively, or 61% and 69%, respectively, of total operating income in this segment. The decrease in interceptor launch vehicle operating income was due to the previously mentioned reduction in revenues and program activity in this product line and to slightly lower contract fee accrual estimates in 2006. Operating income from space launch vehicles increased consistent with the product line’s revenue increase and improved cost performance on contracts. Operating income from our target launch vehicle product line increased marginally despite lower product line revenues, primarily due to cost growth that impacted several contracts in 2005. The launch vehicles segment’s operating margin (as a percentage of revenues) improved to 10.8% in 2006, compared to 10.6% in 2005. This margin increase was due to improved space launch vehicle and target launch vehicle margins due to improved program performance resulting from higher incentive fees, cost control initiatives and continued implementation of lean manufacturing techniques.
   Satellites and Space Systems — Satellites and space systems segment revenues increased 32% primarily as a result of a $119.0 million increase in communications satellites product line revenues related to substantial progress on several new satellite contracts awarded in 2005. There were six commercial communications satellites in various stages of completion throughout 2006 as compared to four in various stages of completion throughout 2005. Communications satellites revenues accounted for 53% and 36% of total segment revenues in 2006 and 2005, respectively. These increases were partially offset by a $7.6 million decrease in our science, technology and defense satellite product line largely due to a reduction in contract activity on a satellite that was launched in the second quarter of 2006.
   Operating income in the satellites and space systems segment increased 99% primarily due to the significant growth in revenues and contract activity in our communications satellites product line in addition to net cost reductions and favorable contract adjustments in 2006. In addition, operating income in our science, technology and defense satellites product line increased despite the reduction in revenues largely due to a favorable contract adjustment after the successful launch of a satellite in the second quarter of 2006. This segment’s operating margin (as a percentage of revenues) improved to 7.0% in 2006, compared to 4.6% in 2005. This margin increase was primarily due to cost reductions and related operating performance improvements in the communications satellites product line.
   Transportation Management Systems — Transportation management systems segment revenues increased 42% in 2006 compared to 2005 largely driven by work on several new contracts started in 2005 and early 2006. Three projects in California, Maryland and Washington accounted for approximately $15.8 million of revenue growth. These increases were partially offset by a $4.4 million reduction in revenues recognized on a project in Singapore due to a reduction in activity as the contract was substantially completed at the end of 2006.
   Operating income increased 69% in 2006 compared to 2005 primarily due to the new contracts discussed above. This segment’s operating margin (as a percentage of revenues) improved to 6.7% in 2006, compared to 5.6% in 2005 due to improved operating performance on contracts started in 2005 and early 2006.
   Corporate and Other — Corporate and other revenues are comprised solely of the elimination of intercompany revenues. Corporate and other loss from operations is comprised solely of transactions that have not been attributed to a particular segment.

2005 Compared With 2004
   Launch Vehicles — Launch vehicles segment revenues increased 4% primarily due to a $15.8 million revenue increase from our interceptor launch vehicles product line and a $5.6 million revenue increase from our target launch vehicles product line, partially offset by a $9.8 million revenue decrease in our space launch vehicles product line. The interceptor launch vehicles product line accounted for $192.2 million and $176.3 million in revenues, or 57% and 55% of total segment revenues in 2005 and 2004, respectively. Revenues in our target launch vehicles product line increased primarily due to a higher level of activity on target vehicles in 2005. Revenues decreased in our space launch vehicles product line primarily due to lower levels of activity on Taurus and Minotaur programs and on the DART mission launched in April 2005. Also contributing to the decrease in our space launch vehicles product line was a non-recurring $2.0 million early termination fee in 2004 in connection with a Taurus contract cancellation, partially offset by increased activity in 2005 on Pegasus programs. We completed one Pegasus launch during 2005 compared to no Pegasus launches in 2004, and we completed no Taurus launches in 2005 compared to one Taurus launch in 2004.
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
   Satellites and Space Systems — Satellites and space systems segment revenues increased 5% as a result of a $33.1 million increase in revenues in our communications satellites product line, partially offset by a $12.2 million decrease in our science, technology and defense satellite product line and a $3.5 million decrease in space technical services revenues. Revenues increased in our communications satellites product line due to revenues on several recently awarded geosynchronous-orbit satellite contracts begun in 2005. Communications satellites revenues accounted for 36% and 28% of total segment revenues in 2005 and 2004, respectively. Revenues decreased in our science, technology and defense satellites product line as a result of a decline in activity on certain contracts that were in the latter stages of production in 2005, offset partially by $2.7 million of revenue recorded in the second quarter of 2005 related to satellite acceptance and incentive fees received from a customer and former affiliate. Revenues from space technical services declined largely due to lower levels of program activity.
   Operating income in the satellites and space systems segment decreased $5.4 million due to a $6.4 million decrease in operating results in the communications satellites product line, partially offset by higher income in our other product lines. The decline in communications satellites operating results was primarily due to significant cost growth on certain contracts in 2005, partially offset by operating income from the contracts begun in 2005 mentioned previously, resulting in an operating loss in the communications satellites product line in 2005. The increase in our other product lines was primarily due to $2.7 million of operating profit from the satellite acceptance and incentive fees discussed above offset partially by lower income on certain science, technology and defense contracts driven by lower activity levels. Segment operating margin was 4.6% in 2005, compared to 6.5% in 2004. The decrease in operating margin was largely due to the communications satellite cost growth noted above.
   Transportation Management Systems — Transportation management systems segment revenues decreased 9% in 2005 compared to 2004 largely due to completion or near-completion of certain contracts, partially offset by revenues from several recently awarded contracts.
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
Liquidity and Capital Resources

Cash Flow from Operating Activities
   Cash flow from operating activities in 2006 was $100.5 million as compared to $74.7 million in 2005 and $67.0 million in 2004. The increase in 2006 as compared to 2005 was primarily due to cash flows resulting from changes in assets and liabilities. Cash from operations in 2006 included a $15.4 million favorable net change in assets and liabilities, primarily due to a $51.4 million increase in deferred revenues, partially offset by a $34.5 million increase in receivables. The increase in deferred revenues was primarily due to cash received in advance of contract performance on certain communications satellite programs. The increase in receivables was consistent with revenue growth in 2006. The increase in 2005 as compared to 2004 was primarily due to a $9.2 million increase in changes in assets and liabilities.

Cash Flow from Investing Activities
   In 2006, we spent $22.0 million for capital expenditures, as compared to $15.6 million in 2005. The increase in capital expenditures is primarily related to additional integration and test equipment and ongoing expansion of facilities to support the growth requirements of our satellites and space systems segment.

Cash Flow from Financing Activities
   In December 2006 we issued $143.8 million of convertible notes payable as discussed in more detail below. We used the net proceeds from the issuance of these notes, together with available cash, to repurchase $125.9 million of our 9% senior notes due 2011 for $133.8 million and to repurchase and retire 2.7 million outstanding shares of our common stock for $50.0 million. Debt issuance costs incurred in connection with the convertible notes were $3.4 million, which will be amortized to interest expense over seven years.
   In 2006, we repurchased and retired a total of 3.7 million shares of our common stock at a cost of $66.2 million, including the 2.7 million shares repurchased in connection with the refinancing transaction discussed in the paragraph above. In 2005, we repurchased and retired 3.2 million shares of our common stock at a cost of $34.6 million, and in 2004, we repurchased and retired 0.6 million shares of our common stock at a cost of $7.0 million.

   During 2006, 2005 and 2004, we received $16.4 million, $7.0 million and $18.1 million, respectively, from the issuance of common stock in connection with stock option and warrant exercises and employee stock plan purchases.
   During 2004, we repurchased and cancelled $8.6 million of our 9% senior notes at a cost of $9.6 million, and we expended $0.4 million to obtain a new credit facility.
   Convertible Notes — On December 13, 2006, we issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15. The convertible notes are convertible into cash, or a combination of cash and common stock at our election, based on an initial conversion rate of 40.8513 shares of our common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share) only under any of the following circumstances: (1) if, prior to January 13, 2027, on any date beginning after March 31, 2007, the closing sale price of our common stock for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; (2) if, prior to January 13, 2027, during the 5 consecutive trading-day period following any 5 consecutive trading-day period in which the trading price of the convertible notes was less than 98% of the product of the closing sale price of our common stock multiplied by the applicable conversion rate; (3) if the convertible notes have been called for redemption, at any time prior to the close of business on the third business day prior to the redemption date; (4) if we elect to distribute to all holders of our common stock certain rights entitling them to purchase, for a period expiring within 60 days, our common stock at less than the average of the closing sale prices of our common stock for the 10 consecutive trading days immediately preceding the declaration date of such distribution; (5) if we elect to distribute, to all holders of our common stock, assets, debt securities or certain rights to purchase our securities, which distribution has a per share value exceeding 10% of the closing sale price of our common stock on the trading day immediately preceding the declaration date of such distribution; or (6) during a specified period, if a “fundamental change” (as such term is defined in the indenture governing the convertible notes) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the convertible notes.
   Upon conversion of the convertible notes, we will deliver, in respect of each $1,000 principal amount of notes tendered for conversion, (1) an amount in cash (“principal return”) equal to the lesser of (a) the principal amount of the converted notes and (b) the conversion value (such value equal to the conversion rate multiplied by the average price of our common shares over a 10 consecutive-day trading period) and (2) if the conversion value is greater than the principal return, an amount in cash or common shares, or combination thereof (at our option), with a value equal to the difference between the conversion value and the principal return.
   At any time on or after January 21, 2014, the convertible notes are subject to redemption at our option, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date.
   Holders of the convertible notes may require us to repurchase the convertible notes, in whole or in part, on January 15, 2014, January 15, 2017 or January 15, 2022, for cash equal to 100% of the principal amount of the convertible notes plus any unpaid interest, if any, accrued to the redemption date. In addition, holders of the convertible notes may require us to repurchase the convertible notes in whole or in part for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date, if a “fundamental change” occurs prior to maturity of the convertible notes.

   The convertible notes were issued to qualified institutional buyers (as defined in Rule 144A under the Securities Act) in a private placement transaction. We are required to file a shelf registration statement providing for the resale by the holders of the convertible notes and the shares of our common stock issuable upon conversion of the convertible notes within 120 days after issuance of the convertible notes, and to use our reasonable best efforts to cause such registration statement to be declared effective within 180 days after issuance of the convertible notes. In the event that we fail to file on a timely basis an effective registration statement, we would be required to pay additional interest equal to 0.25% per annum of the aggregate principal amount of the convertible notes for the 90-day period beginning on the date of the registration default and thereafter at a rate per year equal to 0.50%.
   Senior Credit Facility — We have a $50.0 million senior credit facility (the “Credit Facility”) with the option to increase the amount of the Credit Facility up to $100 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Credit Facility bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility is collateralized by our intellectual property and accounts receivable. Up to $40.0 million of the Credit Facility may be reserved for letters of credit. As of December 31, 2006, there were no borrowings under the Credit Facility, although $20.4 million of letters of credit were issued under the Credit Facility. Accordingly, as of December 31, 2006, $29.6 million of the Credit Facility was available for borrowing.
   Our Credit Facility contains covenants limiting our ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Credit Facility contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of December 31, 2006, we were in compliance with all of these covenants.
   Long-term Obligations — The following table sets forth our long-term obligations, excluding capital lease obligations (in thousands):

	December 31,

	2006	2005

2.4375% convertible senior subordinated notes, interest due semi-annually, principal due in January 2027	$143,750	$—
9% senior notes, interest due semi-annually, principal due in July 2011	515	126,425

	144,265	126,425
Less current portion	(515)	—

Long-term portion	$143,750	$126,425

   The fair values of the 2.4375% convertible notes and the 9% senior notes at December 31, 2006 were estimated at approximately $146.3 million and $0.6 million, respectively, based on market trading activity.

Available Cash and Future Funding
   At December 31, 2006, we had $199.8 million of unrestricted cash and cash equivalents. Management believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our Credit Facility. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
   In April 2006 and 2005, our Board of Directors authorized the purchase of up to $50 million of our outstanding debt and equity securities over a 12-month period. Under these securities purchase programs, we repurchased and retired approximately 1.1 million shares of our common stock at a cost of $16.2 million during 2006 and 3.2 million shares of our common stock at a cost of $34.6 million during 2005. As of December 31, 2006, $45.4 million of repurchases were authorized through April 2007.
   In December 2006, we repurchased 2.7 million shares of our common stock for $50 million in connection with the convertible notes financing transaction discussed above.
Aggregate Contractual Obligations
   The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Payments Due by Period

		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

Long-term debt	$144.3	$—	$—	$0.5	$143.8
Interest on long-term debt	70.6	3.7	7.1	7.1	52.7
Operating leases(1)	90.0	14.1	24.8	18.6	32.5
Purchase obligations(2)	266.9	205.9	60.8	0.2	—

Total	$571.8	$223.7	$92.7	$26.4	$229.0

(1)	Our obligations under operating leases consist of minimum rental commitments under non-cancelable operating leases primarily for office space and equipment.

(2)	Purchase obligations consist of open purchase orders that we issued to acquire materials, parts or services in future periods.
   Occasionally, certain contracts require us to post letters of credit supporting our performance obligations under the contracts. We had $26.4 million of letters of credit outstanding at December 31, 2006, of which $6.0 million was collateralized by our restricted cash and $20.4 million was issued under the Credit Facility.
Off-Balance Sheet Arrangements
   In 2006 we issued convertible notes with conversion features discussed above in “Liquidity and Capital Resources.” Other than in connection with our convertible notes, we do not have any material off-balance sheet arrangements, as defined by applicable securities regulations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
   In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This accounting standard will be effective for us beginning January 1, 2007. We are still evaluating the effect of adopting FIN 48 but do not believe FIN 48 will have a material impact on our consolidated financial statements.
   In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position requires companies currently using the accrue-in-advance method of accounting for planned major maintenance activities on aircraft to change to the direct expense, built-in overhaul or deferral method of accounting. We own one L-1011 aircraft and accounted for its planned major maintenance activities using the accrue-in-advance method. This staff position will be effective for us beginning January 1, 2007. We are currently evaluating the provisions of FSP No. AUG AIR-1.
   In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. We are currently evaluating the provisions of SFAS No. 157.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
   Our market risk exposure is primarily related to changes in foreign currency exchange rates and interest rate risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.
Foreign Currency Exchange Rate Risk
   The potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars. At December 31, 2006, we had $3.1 million of receivables denominated in Japanese yen and $3.8 million denominated in Singapore dollars. At December 31, 2005, we had $3.5 million of receivables denominated in Japanese yen and $5.9 million denominated in Singapore dollars.

   From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At December 31, 2006 and 2005, we had no material foreign currency forward exchange contracts.
Interest Rate Risk
   We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents. As of December 31, 2006, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our fixed rate debt at December 31, 2006 was $146.9 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.
   We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.
   We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $6.1 million and $5.2 million at December 31, 2006 and 2005, respectively. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Orbital Sciences Corporation:
   We have completed integrated audits of Orbital Sciences Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.
Internal control over financial reporting
   Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2007

ORBITAL SCIENCES CORPORATION
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,

	2006	2005	2004

	(In thousands, except per share
	data)
Revenues	$802,761	$703,450	$675,935
Costs of goods sold	644,370	578,764	566,787

Gross profit	158,391	124,686	109,148
Research and development expenses	9,633	6,294	6,311
Selling, general and administrative expenses	80,838	65,935	50,908
Settlement expense	—	—	(2,538)

Income from operations	67,920	52,457	54,467
Interest expense	(12,272)	(11,746)	(11,386)
Interest income and other	13,773	4,576	2,290
Debt extinguishment expense	(10,388)	—	(2,099)

Income before taxes	59,033	45,287	43,272
Income tax (provision) benefit	(24,149)	(17,438)	157,863

Net income	$34,884	$27,849	$201,135

Basic net income per share	$0.60	$0.51	$4.05

Diluted net income per share	$0.56	$0.45	$3.10

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2006	2005

	(In thousands,
	except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$199,751	$158,849
Restricted cash	5,984	6,294
Receivables, net	165,755	131,251
Inventories, net	30,053	19,006
Deferred income taxes, net	42,880	30,614
Other current assets	5,810	6,473

Total current assets	450,233	352,487

Property, plant and equipment, net	92,878	85,640
Goodwill	55,551	55,551
Deferred income taxes, net	136,484	167,835
Other non-current assets	9,348	8,864

Total Assets	$744,494	$670,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term obligations	$551	$76
Accounts payable	22,438	14,404
Accrued expenses	101,732	101,749
Deferred revenues	81,704	30,281

Total current liabilities	206,425	146,510

Long-term obligations, net of current portion	143,750	126,459
Other non-current liabilities	—	87

Total liabilities	350,175	273,056

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 58,914,991 and 55,032,244 shares outstanding, respectively	589	550
Additional paid-in capital	566,887	604,812
Accumulated deficit	(173,157)	(208,041)

Total stockholders’ equity	394,319	397,321

Total Liabilities and Stockholders’ Equity	$744,494	$670,377

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

	(In thousands)
Balance, December 31, 2003	48,073	$480	$604,567	$(1,145)	$(437,025)	$166,877
Shares issued to employees, officers and directors	1,260	13	5,915	—	—	5,928
Warrants exercised	4,085	41	11,392	—	—	11,433
Repurchases of common stock	(595)	(6)	(6,994)	—	—	(7,000)
Stock-based compensation, net of forfeitures	—	—	643	(643)	—	—
Amortization of deferred compensation	—	—	—	1,305	—	1,305
Tax benefit of stock-based compensation	—	—	15,920	—	—	15,920
Net income	—	—	—	—	201,135	201,135

Balance, December 31, 2004	52,823	528	631,443	(483)	(235,890)	395,598
Shares issued to employees, officers and directors	598	6	3,825	—	—	3,831
Warrants exercised	4,782	48	2,880	—	—	2,928
Repurchases of common stock	(3,171)	(32)	(34,536)	—	—	(34,568)
Stock-based compensation, net of forfeitures	—	—	66	(66)	—	—
Amortization of deferred compensation	—	—	—	549	—	549
Tax benefit of stock-based compensation	—	—	1,134	—	—	1,134
Net income	—	—	—	—	27,849	27,849

Balance, December 31, 2005	55,032	550	604,812	—	(208,041)	397,321
Shares issued to employees, officers and directors	2,144	21	16,735	—	—	16,756
Warrants exercised	5,475	55	(55)	—	—	—
Repurchases of common stock	(3,736)	(37)	(66,175)	—	—	(66,212)
Stock-based compensation, net of forfeitures	—	—	7,729	—	—	7,729
Tax benefit of stock-based compensation	—	—	3,841	—	—	3,841
Net income	—	—	—	—	34,884	34,884

Balance, December 31, 2006	58,915	$589	$566,887	$—	$(173,157)	$394,319

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2006	2005	2004

	(In thousands)
Operating Activities:
Net income	$34,884	$27,849	$201,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,837	13,954	15,009
Deferred income taxes	19,085	16,808	(158,462)
Amortization of debt costs	616	612	860
Debt extinguishment expense	10,388	—	2,099
Stock-based compensation and other	5,295	446	538
Changes in assets and liabilities:
Receivables	(34,504)	18,229	28
Inventories	(11,047)	(5,441)	(923)
Other assets	473	(2,239)	1,370
Accounts payable and accrued expenses	9,131	(6,235)	4,672
Deferred revenue	51,423	10,803	3,186
Other liabilities	(87)	(90)	(2,514)

Net cash provided by operating activities	100,494	74,696	66,998

Investing Activities:
Capital expenditures	(22,035)	(15,636)	(14,340)
Proceeds from liquidation of investment	1,648	—	—
Decrease in cash restricted for letters of credit, net	310	2,021	10,941

Net cash used in investing activities	(20,077)	(13,615)	(3,399)

Financing Activities:
Principal payments on long-term obligations	(133,830)	(157)	(10,109)
Net proceeds from issuance of long-term obligations	140,371	—	—
Repurchase of common stock	(66,212)	(34,568)	(7,000)
Net proceeds from issuance of common stock	16,390	6,989	18,114
Tax benefit of stock-based compensation	3,841	—	—
Other	(75)	—	—

Net cash (used in) provided by financing activities	(39,515)	(27,736)	1,005

Net increase in cash and cash equivalents	40,902	33,345	64,604
Cash and cash equivalents, beginning of year	158,849	125,504	60,900

Cash and cash equivalents, end of year	$199,751	$158,849	$125,504

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
Principles of Consolidation
   The consolidated financial statements include the accounts of Orbital and its wholly owned subsidiaries. As of December 31, 2006 and 2005, the company had no partially owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
   Certain contracts include provisions for increased or decreased revenue and profit based on performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria. If performance under such contracts were to differ from previous assumptions, current period revenues and profits would be adjusted and could therefore fluctuate significantly.
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
   The following table presents the shares used in computing basic and diluted earnings per share (in thousands):

	Years Ended
	December 31,

	2006	2005	2004

Weighted average of outstanding shares for basic earnings per share	58,118	54,804	49,658
Dilutive effect of outstanding stock options	1,690	1,298	2,400
Dilutive effect of outstanding stock warrants	2,559	6,199	12,798
Dilutive effect of restricted stock	260	85	125

Shares for diluted earnings per share	62,627	62,386	64,981

   In 2006, 2005 and 2004, diluted weighted-average shares outstanding excluded the effect of 0.6 million, 3.2 million and 2.0 million, respectively, of stock options that were anti-dilutive. In 2006, diluted weighted-average shares outstanding also excluded the effect of the company’s $143.8 million of 2.4375% convertible senior subordinated notes that were anti-dilutive (see Note 4).
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
Comprehensive Income
   Orbital’s comprehensive income in the years ended December 31, 2006, 2005 and 2004 was equal to net income. Accumulated other comprehensive income as of December 31, 2006, 2005 and 2004 was $0.
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
Stock-Based Compensation
   Prior to January 1, 2006, the company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the measurement date of the grant. The company also followed the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”
   As of January 1, 2006, the company adopted SFAS No. 123R, “Share-Based Payment,” using (1) the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest, and (2) the short-cut method to determine the pool of windfall tax benefits. The company uses the tax law ordering method as its policy for intra-period tax allocation related to the tax attributes of stock-based compensation. During 2006, the company recorded $0.8 million of compensation expense under SFAS No. 123R attributable to stock options. The adoption of SFAS No. 123R did not have a material impact on the company’s consolidated financial statements.
   The fair value of the company’s restricted stock unit grants is determined based on the quoted price of Orbital’s common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the company’s valuation techniques previously utilized for options in footnote disclosures required under

SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. The company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from current estimates.
Recent Accounting Pronouncements
   In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This accounting standard will be effective for the company beginning January 1, 2007. The company is still evaluating the effect of adopting FIN 48 but does not believe FIN 48 will have a material impact on its consolidated financial statements.
   In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This staff position requires companies currently using the accrue-in-advance method of accounting for planned major maintenance activities on aircraft to change to the direct expense, built-in overhaul or deferral method of accounting. The company owns one L-1011 aircraft and accounted for its planned major maintenance activities using the accrue-in-advance method. This staff position will be effective for the company beginning January 1, 2007. The company is currently evaluating the provisions of FSP No. AUG AIR-1.
   In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The company is currently evaluating the provisions of SFAS No. 157.

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
   The primary products and services from which the company’s reportable segments derive revenues are:

•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to demonstrate new space technologies, to collect imagery and other remotely-sensed data about the Earth and to enable national security applications.

•	Transportation Management Systems. Software-based transportation management systems for public transit agencies and private vehicle fleet operators.
   Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

   The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,

	2006	2005	2004

Launch Vehicles:
Revenues(1)	$310,483	$335,315	$323,287
Operating income	33,685	35,444	30,103
Identifiable assets	116,514	114,882	123,882
Capital expenditures	3,161	5,796	4,303
Depreciation	5,299	5,293	5,533
Satellites and Space Systems:
Revenues(1)	$458,865	$348,579	$331,726
Operating income	31,934	16,015	21,439
Identifiable assets	185,566	135,903	130,047
Capital expenditures	13,901	7,852	8,236
Depreciation	5,967	4,906	5,286
Transportation Management Systems:
Revenues	$37,711	$26,532	$29,135
Operating income	2,525	1,494	1,243
Identifiable assets	18,107	19,251	23,124
Capital expenditures	671	432	166
Depreciation	570	599	732
Corporate and Other:
Revenues(1)	$(4,298)	$(6,976)	$(8,213)
Operating income (loss)(2)	(224)	(496)	1,682
Identifiable assets	424,307	400,341	388,191
Capital expenditures	4,302	1,556	1,635
Depreciation	3,001	3,156	3,458
Consolidated:
Revenues	$802,761	$703,450	$675,935
Operating income	67,920	52,457	54,467
Identifiable assets	744,494	670,377	665,244
Capital expenditures	22,035	15,636	14,340
Depreciation	14,837	13,954	15,009

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and space systems revenues include $2.7 million, $6.3 million and $7.9 million of the intersegment sales in 2006, 2005 and 2004, respectively. Launch vehicles revenues include $1.6 million, $0.7 million and $0.3 million of the intersegment sales in 2006, 2005 and 2004, respectively.

(2)	Corporate and other operating income in 2004 includes a $2.5 million gain in connection with the sale of a note from a former affiliate.

Export Sales and Major Customers
   Orbital’s revenues by geographic area, as determined by customer location, were as follows (in thousands):

	Years Ended December 31,

	2006	2005	2004

United States	$624,276	$635,138	$573,339
East Asia and Australia	67,423	57,812	102,596
Europe	111,062	10,500	—

Total	$802,761	$703,450	$675,935

   Approximately 63%, 77% and 80% of the company’s revenues in 2006, 2005 and 2004, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government’s prime contractors. All such revenues were recorded either in the launch vehicles segment or in the satellites and space systems segment. One satellites and space systems segment customer in Norway accounted for approximately 11% of 2006 consolidated revenues.

3.	Balance Sheet Accounts and Supplemental Disclosures
Restricted Cash
   At December 31, 2006 and 2005, the company had $6.0 million and $6.3 million, respectively, of cash restricted primarily to collateralize letters of credit.
Inventory
   Inventories consisted of the following (in thousands):

	December 31,

	2006	2005

Inventories	$30,871	$19,626
Allowance for inventory obsolescence	(818)	(620)

Total	$30,053	$19,006

   Substantially all of the company’s inventory consisted of component parts and raw materials.
Receivables
   The components of receivables were as follows (in thousands):

	December 31,

	2006	2005

Billed	$45,519	$31,546
Unbilled	114,734	92,323
Retainages due upon contract completion	5,617	7,497
Allowance for doubtful accounts	(115)	(115)

Total	$165,755	$131,251

   Approximately 84% of unbilled receivables and retainages at December 31, 2006 are due within one year and will be billed on the basis of contract terms and delivery schedules. Approximately 79% and 74% of the company’s receivables at December 31, 2006 and 2005, respectively, were related to contracts with the U.S. government and its agencies or under subcontracts with the U.S. government’s prime contractors. Receivables from non-U.S. customers totaled $9.9 million and $10.5 million at December 31, 2006 and 2005, respectively.
   As of December 31, 2006, unbilled receivables included $16.4 million of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria. Additionally, some satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied and, as of December 31, 2006, up to $37.2 million of revenues recognized under such contracts could be reversed if satellite performance criteria were not met. The company generally procures insurance policies that would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.
Property, Plant and Equipment
   Property, plant and equipment consisted of the following (in thousands):

	December 31,

	2006	2005

Land	$4,061	$4,061
Buildings and leasehold improvements	44,656	40,775
Furniture, fixtures and equipment	157,760	147,110
Software and other	18,691	15,255

	225,168	207,201
Accumulated depreciation and amortization	(132,290)	(121,561)

Total	$92,878	$85,640

   Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $14.8 million, $14.0 million and $15.0 million, respectively.
Accrued Expenses
   Accrued expenses consisted of the following (in thousands):

	December 31,

	2006	2005

Contract related accruals	$51,982	$51,110
Payroll, payroll taxes and fringe benefits	37,964	34,051
Interest	238	5,434
Warranty obligations	1,879	2,028
Other	9,669	9,126

Total	$101,732	$101,749

Warranties
   The company assumes warranty obligations in connection with certain transportation management systems contracts. The company records a liability for the expected costs to service estimated warranty claims. Activity in the warranty liability consisted of the following (in thousands):

	2006	2005	2004

Balance at January 1	$2,028	$3,145	$5,020
Accruals during the year	1,804	1,537	844
Reductions during the year	(1,953)	(2,654)	(2,719)

Balance at December 31	$1,879	$2,028	$3,145

Cash Flow
   Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,

	2006	2005	2004

Interest paid	$17,468	$10,156	$11,224
Income taxes paid	1,505	559	529

4.	Debt Obligations
   Long-term obligations, excluding capital lease obligations, consisted of the following (in thousands):

	December 31,

	2006	2005

2.4375% convertible senior subordinated notes, interest due semi-annually, principal due in January 2027	$143,750	$—
9% senior notes, interest due semi-annually, principal due in July 2011	515	126,425

	144,265	126,425
Less current portion	(515)	—

Long-term portion	$143,750	$126,425

   The fair values of the 2.4375% convertible notes and the 9% senior notes at December 31, 2006 were estimated at approximately $146.3 million and $0.6 million, respectively, based on market trading activity.
Convertible Notes
   On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15. The company used the net proceeds from this offering during the fourth quarter of 2006, together with available cash, to repurchase $125.9 million of the company’s 9% senior notes due 2011 for $133.8 million and to repurchase and retire 2.7 million outstanding shares of its common stock for

$50.0 million. Debt issuance costs incurred in connection with the convertible notes amounted to $3.4 million, which will be amortized to interest expense over a 7 year term.
   The convertible notes are convertible into cash, or a combination of cash and common stock at our election, based on an initial conversion rate of 40.8513 shares of the company’s common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share) only under any of the following circumstances: (1) if, prior to January 13, 2027, on any date beginning after March 31, 2007, the closing sale price of the common stock of Orbital for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; (2) if, prior to January 13, 2027, during the 5 consecutive trading-day period following any 5 consecutive trading-day period in which the trading price of the convertible notes was less than 98% of the product of the closing sale price of the company’s common stock multiplied by the applicable conversion rate; (3) if the convertible notes have been called for redemption, at any time prior to the close of business on the third business day prior to the redemption date; (4) if the company elects to distribute to all holders of Orbital common stock certain rights entitling them to purchase, for a period expiring within 60 days, the company’s common stock at less than the average of the closing sale prices of Orbital common stock for the 10 consecutive trading days immediately preceding the declaration date of such distribution; (5) if the company elects to distribute to all holders of Orbital common stock, assets, debt securities or certain rights to purchase securities of the company, which distribution has a per share value exceeding 10% of the closing sale price of Orbital common stock on the trading day immediately preceding the declaration date of such distribution; or (6) during a specified period, if a “fundamental change” (as such term is defined in the indenture governing the convertible notes) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the convertible notes.
   Upon conversion of the convertible notes, the company will deliver in respect of each $1,000 principal amount of notes tendered for conversion (1) an amount in cash (“principal return”) equal to the lesser of (a) the principal amount of the converted notes and (b) the conversion value (such value equal to the conversion rate multiplied by the average price of our common shares over a 10 consecutive-day trading period) and (2) if the conversion value is greater than the principal return, an amount in cash or common shares, or a combination thereof (at our option) with a value equal to the difference between the conversion value and the principal return.
   At any time on or after January 21, 2014, the convertible notes are subject to redemption at the option of Orbital, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date.
   Holders of the convertible notes may require the company to repurchase the convertible notes, in whole or in part, on January 15, 2014, January 15, 2017 or January 15, 2022, for cash equal to 100% of the principal amount of the convertible notes plus any unpaid interest, if any, accrued to the redemption date. In addition, holders of the convertible notes may require the company to repurchase the convertible notes in whole or in part for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date, if a “fundamental change” occurs prior to maturity of the convertible notes. The convertible notes were issued to qualified institutional buyers (as defined in Rule 144A under the Securities Act) in a private placement transaction. The company is required to file a shelf registration statement providing for the resale by the holders of the convertible notes and the shares of its common stock issuable upon conversion of the convertible notes within 120 days after issuance of the convertible notes, and to use its reasonable best efforts to cause such registration statement to be declared effective within 180 days after issuance of the convertible notes. In the event that the company fails to file on a timely basis an effective registration statement, the company would be required to pay additional interest equal to 0.25% per annum of the aggregate principal amount of the convertible notes for the 90-day period beginning on the date of the registration default and thereafter at a rate per year equal to 0.50%.
Senior Credit Facility
   The company has a $50.0 million senior credit facility (the “Credit Facility”) with the option to increase the amount of the Credit Facility up to $100 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Credit Facility bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility is collateralized by the company’s intellectual property and accounts receivable. Up to $40.0 million of the Credit Facility may be reserved for letters of credit. As of December 31, 2006, there were no borrowings under the Credit Facility, although $20.4 million of letters of credit were issued under the Credit Facility. Accordingly, as of December 31, 2006, $29.6 million of the Credit Facility was available for borrowings.
Debt Covenants
   Orbital’s Credit Facility contains covenants limiting the company’s ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Credit Facility contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of December 31, 2006, the company was in compliance with all of these covenants.
Debt Extinguishment Expenses
   During 2006, the company recorded $10.4 million of debt extinguishment expenses associated with the repurchase of the 9% senior notes described above, consisting of $2.5 million in accelerated amortization of debt issuance costs and $7.9 million in prepayment premiums and other expenses. During 2004, the company recorded $2.1 million of debt extinguishment expenses.

5.	Income Taxes
   The significant components of the company’s deferred tax assets and liabilities were (in thousands):

	December 31,

	2006	2005

Current Deferred Tax Assets:
U.S. Federal and state net operating loss carryforwards	$24,655	$15,173
Accruals, reserves and other	18,225	15,441

Current deferred tax assets	42,880	30,614

Noncurrent Deferred Tax Assets (Liabilities):
U.S. Federal and state net operating loss carryforwards	111,537	138,657
Capitalized research and development costs	26,712	32,128
Tax credit and capital loss carryforwards	12,537	2,919
Intangible assets and other	2,126	2,766
Excess tax depreciation and other	(5,050)	(5,446)

	147,862	171,024
Valuation allowance	(11,378)	(3,189)

Noncurrent deferred tax assets, net	136,484	167,835

Total deferred tax assets, net	$179,364	$198,449

   The company’s income tax provisions for the years ended December 31, 2006 and 2005 were comprised of the following (in thousands):

	2006	2005

Current:
Federal	$839	$550
State	382	78

Total current	1,221	628

Deferred:
Federal	19,512	15,296
State and other	3,416	1,514

Total deferred	22,928	16,810

Total income tax provision	$24,149	$17,438

   In 2004, the $157.9 million tax benefit recorded was comprised of (i) the $158.5 million deferred tax benefit in connection with the reversal of the valuation allowance discussed below and (ii) a $0.6 million current provision for 2004 alternative minimum taxes and state tax obligations.

   A reconciliation of the statutory federal income tax rate to the company’s effective tax rate for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Years Ended
	December 31,

	2006	2005	2004

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	5.2	4.1	4.1
Capital loss carryforward	(14.2)	—	—
Other, net	1.0	(0.6)	(0.3)
Changes in valuation allowance	13.9	—	(403.6)

Effective rate	40.9%	38.5%	(364.8)%

   At December 31, 2006, the company had U.S. Federal net operating loss carryforwards (portions of which expire beginning in 2008 through 2024) of approximately $360 million, a U.S. capital loss carryforward (which expires in 2011) of approximately $22 million and U.S. research and experimental tax credit carryforwards of approximately $2 million (portions of which expire in 2007 and 2008). These carryforwards and tax credits are subject to certain limitations and other restrictions. The U.S. capital loss carryforward is related to an investment that was liquidated in 2006. The capital loss carryforward has been fully offset with a valuation allowance due to the uncertainty of realization.
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

6.	Commitments and Contingencies
Leases
   Aggregate minimum commitments under non-cancelable operating leases, primarily for office space and equipment rentals, at December 31, 2006 were as follows (in thousands):

2007	$14,090
2008	12,968
2009	11,837
2010	9,407
2011	9,218
Thereafter	32,459

$89,979

   Rent expense for 2006, 2005 and 2004 was $14.1 million, $14.9 million and $15.0 million, respectively.
Litigation
   In January 2007, two individuals, who allege that they are shareholders of Orbital, filed substantially identical derivative complaints in the Circuit Court for Loudoun County, Virginia, against the company’s current directors, former directors and certain former executive officers. The derivative complaints, which will be consolidated, claim, among other things, breach of fiduciary duty in connection with certain of our historical stock option grants and insider trading, and they seek unspecified damages, equitable relief and an award of attorneys’ fees. The company currently intends to seek dismissal of the actions.
   The company also is party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the company’s results of operations or financial condition.
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

7.	Stock Plans and Equity Transactions
   For the years ended December 31, 2006, 2005 and 2004, the company recorded a total of $8.0 million, $2.2 million and $1.5 million, respectively, of stock-based compensation expense and $2.6 million, $0.8 million and $0, respectively, of related income tax benefit.
Stock Plans
   The company’s share-based incentive plans permit the company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisers of the company. Restricted stock units and stock options generally vest over three years and are not subject to any performance criteria. Options expire no more than ten years following the grant date. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares. As of December 31, 2006, approximately 1.7 million shares of common stock were available for grant under the plans.
   The company also has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of quarterly offering periods. As of December 31, 2006, approximately 1.1 million shares of common stock were available for purchase under the ESPP. During the year ended December 31, 2006, compensation expense associated with the ESPP was $0.6 million.

Equity Transactions
   The following tables summarize restricted stock unit and stock option transactions during the last three years:

	Restricted Stock Units		Options

		Weighted Average
	Number of	Measurement Date	Number of	Weighted Average
	Units	Fair Value	Options	Exercise Price

Outstanding at December 31, 2003	—	$—	7,339,737	$9.01
Granted	—	—	1,154,500	12.09
Exercised	—	—	(1,167,478)	4.54
Forfeited/ Expired	—	—	(284,222)	20.18

Outstanding at December 31, 2004	—	—	7,042,537	9.80
Granted	745,000	12.11	97,500	10.73
Exercised	—	—	(477,488)	5.94
Forfeited/ Expired	—	—	(130,410)	12.43

Outstanding at December 31, 2005	745,000	12.11	6,532,139	10.06
Granted	673,750	17.68	55,000	12.98
Exercised	—	—	(1,819,229)	8.01
Vested	(246,680)	12.10	—	—
Forfeited	(30,347)	13.94	(12,211)	7.02
Expired	—	—	(176,186)	13.10

Outstanding at December 31, 2006	1,141,723	$15.34	4,579,513	$10.81

   The fair value of the restricted stock units granted was based on the closing market price of the company’s common stock on the measurement date of the award. During 2006, the total grant date fair value of restricted stock units that vested was $3.0 million. As of December 31, 2006, the aggregate intrinsic value of restricted stock units that are expected to vest in the future was $21.1 million. In addition, as of December 31, 2006, unrecognized compensation cost related to unvested restricted stock units was $11.7 million, which is expected to be recognized over a weighted-average period of 1.35 years.

   The following table summarizes stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term (Years)	Price	Exercisable	Price

$1.30 - $5.79	1,517,669	5.48	$4.82	1,517,669	$4.82
5.80 - 12.05	1,537,434	6.13	9.77	1,523,268	9.77
12.06 - 43.31	1,524,410	2.84	17.82	1,469,410	18.00

$1.30 - $43.31	4,579,513	4.82	$10.81	4,510,347	$10.79

   During 2006, 2005 and 2004, the total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) was $15.7 million, $2.6 million and $9.6 million, respectively, and the total amount of cash received from the exercise of these options was $14.7 million, $2.8 million and $5.3 million, respectively.
   As of December 31, 2006, the aggregate intrinsic value of stock options that are fully vested or are expected to vest was $34.9 million, and the weighted-average remaining contractual term of stock options currently exercisable was 4.82 years. In addition, as of December 31, 2006, there was less than $0.1 million of unrecognized compensation cost related to unvested stock options. The vesting period of stock options granted in 2006 is one year.
   The total grant date fair value of stock options that were granted during 2006 was $0.3 million. The fair value of these options was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. The company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the company’s stock options granted in 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of options granted during 2006 was estimated on the grant date with the following assumptions:

Volatility	51%
Risk-free interest rate	4.35%
Weighted-average fair value per share at grant date	$6.11
Expected dividend yield	—
Expected life of options (years)	4.5

   For 2005 and 2004, the company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 on the company’s net income and earnings per share. This information and the assumptions used are summarized as follows:

	2005	2004

Volatility	57%	64%
Risk-free interest rate	3.71%	3.06%
Weighted-average fair value of options granted at market value during the year	$5.01	$5.06
Weighted-average fair value of options granted below market value during the year	$4.41	$5.55
Expected dividend yield	—	—
Average expected life of options (years)	4.5	2.5-4.5
   The following table illustrates the effect on 2005 and 2004 net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	2005	2004

Net income, as reported	$27,849	$201,135
Deduct: Net stock-based employee compensation expense determined under fair value based method	(2,429)	(7,293)
Add: Net stock-based employee compensation expense determined under APB No. 25	224	812

Pro forma net income	$25,644	$194,654

Net income per share:
Basic — as reported	$0.51	$4.05
Basic — pro forma	$0.47	$3.92
Diluted — as reported	$0.45	$3.10
Diluted — pro forma	$0.41	$3.00
   In October 2005, the company modified 348,793 of its unvested stock options that were previously awarded to the company’s employees with an exercise price greater than $11.28, such that the stock options became fully vested on that date. The company’s stock price was $11.28 on the date of the modification. The primary purpose of this vesting acceleration was to eliminate approximately $400,000 in compensation expense that the company would have recognized in its consolidated income statement after the adoption of SFAS No. 123(R) on January 1, 2006.
Warrants
   As of December 31, 2006, the company had no common stock warrants outstanding.
   During 2006 and 2005, common stock warrant exercises consisted solely of the exercise of warrants originally issued in August 2002 to purchase up to approximately 16.5 million shares of the company’s common stock. Each warrant was exercisable for up to 122.23 shares of Orbital’s common stock at an exercise price of $3.86 per share for a period of four years from the date of their issuance. All of these warrants were exercised prior to their 2006 expiration date.

   During 2004, 2.4 million common stock warrants with a $4.82 per share exercise price that had originally been issued in 2001 were exercised. The warrants expired on August 31, 2004. The company received $11.4 million of proceeds from the warrant exercises during 2004. A total of 2.1 million warrants expired unexercised.
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
Securities Repurchase Transactions
   In April 2006 and 2005, the company’s Board of Directors authorized the purchase of up to $50 million of the company’s outstanding debt and equity securities over a 12-month period. Under these securities purchase programs, the company repurchased and retired approximately 1.1 million shares of its common stock at a cost of $16.2 million during 2006 and 3.2 million shares of its common stock at a cost of $34.6 million during 2005. As of December 31, 2006, $45.4 million of repurchases were authorized through April 2007.
   In December 2006, the company repurchased 2.7 million shares of its common stock for $50 million in connection with a financing transaction (see Note 4).

8.	Employee Benefit Plans
   At December 31, 2006, the company had a defined contribution plan (the “Plan”) generally covering all full-time employees. Company contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors. The company made cash contributions of $9.2 million, $8.7 million and $8.1 million during 2006, 2005 and 2004, respectively.
   At December 31, 2006, the company had two overfunded defined benefit plans that were frozen upon acquisition in a 1994 business combination. As of December 31, 2006 and 2005, the company had recorded a $5.4 million and $5.0 million asset, respectively, in other non-current assets related to the pension plans. The adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” at December 31, 2006 did not have a material impact on the company. The full overfunded amount at December 31, 2006 was equal to the pension-related asset recorded as of that date. The plans are not significant to the accompanying consolidated financials statements taken as a whole, and accordingly, additional related disclosures are omitted from these notes to the consolidated financial statements.
   The company has a deferred compensation plan for senior managers and executive officers. At December 31, 2006 and 2005, liabilities related to this plan totaling $6.1 million and $5.2 million, respectively, were included in accrued expenses.

9.	Summary of Selected Quarterly Financial Data (Unaudited)
   The following is a summary of selected quarterly financial data for the previous two years (in thousands, except per share data).

	Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

2006(1)
Revenues	$192,137	$196,974	$197,812	$215,838
Gross profit	37,828	38,161	37,823	44,579
Income from operations	15,857	16,574	15,087	20,402
Net income	8,790	9,799	8,515	7,780
Basic income per share	0.16	0.17	0.14	0.13
Diluted income per share	0.14	0.16	0.14	0.12
2005
Revenues	$167,149	$177,403	$159,324	$199,574
Gross profit	27,811	32,485	30,113	34,277
Income from operations	12,066	14,584	12,170	13,637
Net income	6,051	7,515	6,766	7,517
Basic income per share	0.11	0.14	0.13	0.14
Diluted income per share	0.10	0.12	0.11	0.12

(1)	In December 2006 the company recorded a $10.4 million pretax debt extinguishment charge ($6.3 million after tax) related to the repurchase of notes payable in connection with the financing transaction described in Note 4. In addition, the company recorded a $1.6 million gain (pretax and after tax) in the fourth quarter of 2006 in connection with the liquidation of an investment that had been written off in 1999.

ORBITAL SCIENCES CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

		Additions

			Charged/
	Balance at	Charged to	Credited to		Balance
	Start of	Costs and	Other		At End of
Description	Period	Expenses	Accounts	Deductions	Period

YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	$187	$—	$—	$(10)	$177
Allowance for obsolete inventory	2,833	156	—	—	2,989
Deferred income tax valuation allowance	246,437	—	—	(242,451)	3,986
YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	177	—	—	(62)	115
Allowance for obsolete inventory	2,989	233	—	(2,602)	620
Deferred income tax valuation allowance	3,986	—	—	(797)	3,189
YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts	115	—	—	—	115
Allowance for obsolete inventory	620	239	—	(41)	818
Deferred income tax valuation allowance	3,189	8,189	—	—	11,378

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
   None.

Item 9A.	Controls and Procedures
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
   Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information
   None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
   The information required by this Item is included under the captions “Executive Officers of the Registrant” in Part I above and under the captions “Proposal 1 — Election of Directors — Directors to be Elected at the 2007 Meeting, — Directors Whose Terms Expire in 2008, — Directors Whose Terms Expire in 2009,” “Corporate Governance — Code of Business Conduct and Ethics,”

“Information Concerning the Board and Its Committees — Our Committees” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 12, 2007 and is incorporated herein by reference.

Item 11.	Executive Compensation
   The information required by this Item is included under the captions “Executive Compensation — Compensation Discussion and Analysis, — Human Resources and Compensation Committee Report, — Summary Compensation Table, — Grants of Plan-Based Awards, — Additional Information with Respect to the Summary Compensation Table and Grants of Plan-Based Awards Table, — Outstanding Equity Awards at Fiscal Year-End, — Option Exercises and Stock Vested, — Pension Benefits, — Nonqualified Deferred Compensation, — Potential Payments Upon Termination or Change of Control,” “Compensation Committee Interlocks and Insider Participation” and “Information Concerning the Board and Its Committees — Director Compensation” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 12, 2007 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
   The following table sets forth certain information regarding our equity compensation plans as of December 31, 2006:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued	Exercise Price	Equity Compensation
	Upon Exercise of	of Outstanding	Plans (excluding
	Outstanding Options,	Options, Warrants	securities reflected
Plan Category	Warrants and Rights	and Rights	in first column)

Plans Approved by Security Holders(1)	441,619	$25.92	1,057,818
Equity Compensation Plans Not Approved by Security Holders(2)	4,137,894	9.20	601,763

Total	4,579,513	$10.81	1,659,581

(1)	The equity compensation plans approved by our stockholders include our 1990 Stock Option Plan, our 1997 Stock Option and Incentive Plan (“1997 Option Plan”) and our 2005 Stock Incentive Plan (“2005 Stock Plan”). A subsequent amendment in 1998 to the 1997 Option Plan increasing the total number of authorized shares thereunder to 3,200,000 also was approved by our stockholders. For purposes of reporting on the options outstanding under the 1997 Option Plan, we have assumed that all 3,200,000 shares approved by stockholders were issued during 1997 and 1998. The 2005 Stock Plan has a maximum of 2,500,000 shares available for issuance, subject to adjustment upon the occurrence of certain events. The share numbers shown in this row do not include shares that may be issued under the company’s 1999 Employee Stock Purchase Plan, which currently has approximately 1,099,948 shares available for issuance, and do not include 1,141,723 shares subject to outstanding restricted stock and restricted stock unit awards.

(2)	As permitted by the then applicable rules of the NYSE, in 1999, 2000, 2001 and 2002, we amended the 1997 Option Plan to increase the number of securities available for issuance under that plan by 1,800,000, 1,800,000, 1,800,000 and 2,000,000 shares, respectively, without seeking the approval of our stockholders. The 1997 Option Plan provides for awards of incentive or non-qualified stock options and shares of restricted stock and stock units to employees, directors, consultants and advisers of the company and its subsidiaries without giving effect to any exercises or cancellations. Under the terms of the 1997 Option Plan, options may not be issued at less than 100% of the fair market value of the company’s common stock on the date of grant. Options expire no more than 10 years following the grant date.

   The information required by this Item is also included under the caption “Ownership of Common Stock” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 12, 2007 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
   The information required by this Item is included under the caption “Information Concerning the Board and Its Committees — Related Person Transactions Policy, — Director Independence” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 12, 2007 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
   The information required by this Item is included under the caption “Other Matters — Fees of Independent Registered Public Accounting Firm, — Pre-Approval of Audit and Non-Audit Services” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 12, 2007 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
   (a) Documents filed as part of this Report:

1.	Financial Statements

The following financial statements, together with the report of independent registered public accounting firm, are filed as a part of this report:

A. Report of Independent Registered Public Accounting Firm

B. Consolidated Income Statements

C. Consolidated Balance Sheets

D. Consolidated Statements of Stockholders’ Equity

E. Consolidated Statements of Cash Flows

F. Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

The following additional financial data are transmitted with this report and should be read in conjunction with the consolidated financial statements contained herein. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits

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

Dated: March 1, 2007	ORBITAL SCIENCES CORPORATION

	By:	/s/ David W. Thompson David W. Thompson Chairman of the Board and Chief Executive Officer
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: March 1, 2007

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

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).
4.2	Indenture dated as of December 13, 2006, by and between Orbital Sciences Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on December 13, 2006).
4.3	Form of 2.4375% Convertible Senior Subordinated Note due 2027 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on December 13, 2006).
4.4	Registration Rights Agreement dated as of December 13, 2006, by and among Orbital Sciences Corporation, Wachovia Capital Markets, LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 to the company’s Current Report on Form 8-K filed on December 13, 2006).
4.5	Rights Agreement dated as of October 22, 1998, by and between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).
4.6	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).
10.1	Amended and Restated Credit Agreement dated as of December 29, 2004, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, as documentation agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

Exhibit
Number	Description of Exhibit

10.2	First Amendment to Amended and Restated Credit Agreement dated as of June 1, 2006, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, as documentation agent, and the other parties thereto (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.3	Second Amendment to Amended and Restated Credit Agreement dated as of December 7, 2006, by and among Orbital Sciences Corporation, Bank of America, N.A., as administrative agent, Wachovia Bank, National Association, as documentation agent, and the other parties thereto (incorporated by reference to Exhibit 4.4 to the company’s Current Report on Form 8-K filed on December 13, 2006).
10.4	Amended and Restated Security Agreement dated as of December 29, 2004, by and between Orbital Sciences Corporation, Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.5	Lease Agreement dated as of May 18, 1999, by and between Boston Properties Limited Partnership and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.4 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.6	Lease Agreement dated as of April 5, 1999, by and between Boston Properties Limited Partnership and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.7	Lease Agreement dated as of December 1, 1999, by and between Boston Properties Limited Partnership and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.8	Sale/Leaseback Agreement dated as of September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990).
10.9	First Amendment to Sale/Leaseback Agreement dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 1991).
10.10	Orbital Sciences Corporation 1990 Stock Option Plan, restated as of April 27, 1995 (incorporated by reference to Exhibit 10.5.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*
10.11	Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, amended as of April 27, 2006 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
10.12	Orbital Sciences Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.13	Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, amended and restated as of January 1, 2005 (transmitted herewith).*

Exhibit
Number	Description of Exhibit

10.14	Executive Relocation Agreement dated as of August 7, 2003, by and between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.15	First Amendment to Executive Relocation Agreement dated as of April 28, 2005, by and between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.16	Employment Offer Letter dated as of July 28, 2006, from Orbital Sciences Corporation to Carl A. Marchetto, Executive Vice President and General Manager, Space Systems Group (transmitted herewith).*
10.17	Executive Employment Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*
10.18	Executive Employment and Change of Control Agreement dated as of August 9, 2000, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*
10.19	Supplemental Employment Agreement dated as of July 19, 2002, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*
10.20	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10.21	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.22	Purchase Contract dated as of March 27, 2002, by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003).**
10.23	Amendment dated as of January 13, 2005, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.24	Amendment dated as of January 18, 2006, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.25	Amendment dated as of February 5, 2007, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (transmitted herewith).
10.26	Form of Executive Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit
Number	Description of Exhibit

10.27	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*
10.28	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.29	Form of Non-Employee Director Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (transmitted herewith).*
10.30	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.31	Form of Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.32	Non-Employee Director Compensation Program (transmitted herewith).*
12	Statement re Computation of Ratio of Earnings to Fixed Charges (transmitted herewith).
23	Consent of PricewaterhouseCoopers LLP (transmitted herewith).
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

*	Management Contract or Compensatory Plan or Arrangement.

**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 of the Securities Exchange Act of 1934, as amended.