Form 10-Q
period 2007-03-31
ORBITAL SCIENCES CORP /DE/
filed 2007-04-26
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     As of April 24, 2007, 59,338,949 shares of the registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2007	2006
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$207,113	$199,751
Restricted cash	6,984	5,984
Receivables, net	177,149	165,235
Inventories, net	26,363	30,053
Deferred income taxes, net	42,926	42,880
Other current assets	3,279	5,810

Total current assets	463,814	449,713

Property, plant and equipment, net	92,916	93,662
Goodwill	55,551	55,551
Deferred income taxes, net	128,801	135,701
Other non-current assets	9,367	9,349

Total assets	$750,449	$743,976

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$515	$551
Accounts payable and accrued expenses	137,836	122,421
Deferred revenues	54,939	81,704

Total current liabilities	193,290	204,676
Long-term obligations, net of current portion	143,750	143,750

Total liabilities	337,040	348,426

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 59,305,532 and 58,914,991 shares outstanding, respectively	593	589
Additional paid-in capital	573,290	566,887
Accumulated deficit	(160,474)	(171,926)

Total stockholders’ equity	413,409	395,550

Total liabilities and stockholders’ equity	$750,449	$743,976

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Quarters Ended March 31,
	2007	2006
		(As Adjusted)
Revenues	$228,222	$192,196
Costs of goods sold	188,256	154,268

Gross profit	39,966	37,928

Research and development expenses	2,850	2,171
Selling, general and administrative expenses	19,595	19,800

Income from operations	17,521	15,957

Interest expense	(1,148)	(3,059)
Interest income and other	3,038	2,357

Income before income taxes	19,411	15,255
Provision for income taxes	(7,959)	(6,407)

Net income	$11,452	$8,848

Basic net income per share	$0.19	$0.16

Diluted net income per share	$0.19	$0.14

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Quarters Ended March 31,
	2007	2006
		(As Adjusted)
Cash Flows From Operating Activities:
Net income	$11,452	$8,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,108	3,597
Deferred taxes	6,854	4,543
Amortization of debt issuance costs	158	153
Stock-based compensation and other	1,865	732
Changes in assets and liabilities	(16,875)	10,398

Net cash provided by operating activities	7,562	28,271

Cash Flows From Investing Activities:
Capital expenditures	(3,707)	(5,651)
Change in cash restricted for letters of credit, net	(1,000)	—

Net cash used in investing activities	(4,707)	(5,651)

Cash Flows From Financing Activities:
Principal payments on long-term obligations	(36)	(18)
Repurchase of common stock	—	(7,954)
Net proceeds from issuances of common stock	3,748	5,523
Tax benefit of share-based compensation	795	1,539

Net cash provided by (used in) financing activities	4,507	(910)

Net increase in cash and cash equivalents	7,362	21,710

Cash and cash equivalents, beginning of period	199,751	158,849

Cash and cash equivalents, end of period	$207,113	$180,559

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
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
     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results expected for the full year.
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

(3) Prior Period Adjustment For Adoption of New Accounting Standard
     On January 1, 2007, the company adopted FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” The new accounting guidance eliminated the accrual method of accounting which had been used by the company to account for major maintenance expenditures such as overhauls related to the company’s L-1011 aircraft which is used in the company’s Pegasus launch vehicle program. The new accounting guidance requires retrospective application of one of three other methods of accounting for such activities; accordingly, the company changed its method of accounting to the built-in overhaul method. This accounting change resulted in adjustments to contract costs and related revenues. The company’s financial statements presented in this Form 10-Q have been adjusted as required by the new accounting guidance. The following tables set forth adjusted line items within the accompanying 2006 financial statements that were impacted by this change (in thousands):

Quarter Ended
March 31, 2006
Revenues
As previously reported	$192,137
As adjusted	$192,196
Cost of goods sold
As previously reported	$154,309
As adjusted	$154,268
Income before income taxes
As previously reported	$15,155
As adjusted	$15,255
Provision for income taxes
As previously reported	$6,365
As adjusted	$6,407
Net income
As previously reported	$8,790
As adjusted	$8,848
Basic net income per share
As previously reported	$0.16
As adjusted	$0.16
Diluted net income per share
As previously reported	$0.14
As adjusted	$0.14

As of
December 31, 2006
Receivables, net
As previously reported	$165,755
As adjusted	$165,235
Property, plant and equipment, net
As previously reported	$92,878
As adjusted	$93,662
Deferred income taxes, net
As previously reported	$136,484
As adjusted	$135,701
Accounts payable and accrued expenses
As previously reported	$124,170
As adjusted	$122,421
Accumulated deficit
As previously reported	$(173,157)
As adjusted	$(171,926)

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
     The primary products and services from which the company’s reportable segments derive revenues are:
•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into low-Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to demonstrate new space technologies, to collect imagery and other remotely-sensed data about the Earth and to enable national security applications, and human-rated space systems for Earth orbit, lunar and other missions.

•	Transportation Management Systems. Software-based transportation management systems for public transit agencies and private vehicle fleet operators.
     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended March 31,
	2007	2006
Launch Vehicles:
Revenues	$88,251	$78,771	(1)
Operating income	7,863	9,115	(1)
Identifiable assets	129,810	116,779	(1)(2)
Capital expenditures	681	1,283
Depreciation	1,346	1,305	(1)
Satellites and Space Systems:
Revenues(3)	$130,557	$107,484
Operating income	8,978	6,486
Identifiable assets	177,613	185,566	(2)
Capital expenditures	1,572	3,579
Depreciation	1,856	1,375
Transportation Management Systems:
Revenues	$10,275	$7,948
Operating income	680	356
Identifiable assets	19,032	18,107	(2)
Capital expenditures	28	86
Depreciation	154	144
Corporate and Other:
Revenues(3)	$(861)	$(2,007)
Operating income	—	—
Identifiable assets	423,994	423,524	(1)(2)
Capital expenditures	1,426	703
Depreciation	752	773
Consolidated:
Revenues	$228,222	$192,196	(1)
Operating income	17,521	15,957	(1)
Identifiable assets	750,449	743,976	(1)(2)
Capital expenditures	3,707	5,651
Depreciation	4,108	3,597	(1)

(1)	As adjusted.

(2)	As of December 31, 2006.

(3)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and space systems revenues include $0.6 million and $1.4 million of intersegment sales in the quarters ended March 31, 2007 and 2006, respectively.
(5) Receivables
     Receivables consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Billed	$47,423	$45,519
Unbilled	129,841	119,831	(1)
Allowance for doubtful accounts	(115)	(115)

Total	$177,149	$165,235	(1)

(1)	As adjusted.

     As of March 31, 2007 and December 31, 2006, unbilled receivables included $16.3 million and $16.4 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria. Additionally, some satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied and, as of March 31, 2007 and December 31, 2006, up to $39.1 million and $37.2 million, respectively, of revenues recognized under such contracts could be reversed if satellite performance criteria were not met. The company generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.
(6) Inventories
     Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Inventories	$27,229	$30,871
Allowance for inventory obsolescence	(866)	(818)

Total	$26,363	$30,053

     Substantially all of the company’s inventory consisted of component parts and raw materials.
(7) Earnings Per Share
     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006
Weighted average of outstanding shares for basic EPS	59,092	55,083
Dilutive effect of outstanding stock options, units and warrants	1,853	7,239

Shares for diluted EPS	60,945	62,322

     In the first quarter of 2007 and 2006, diluted weighted-average shares outstanding excluded the effect of approximately 0.5 million and 0.8 million, respectively, of stock options that were anti-dilutive. In the first quarter of 2007, diluted weighted-average shares outstanding also excluded the effect of the company’s $143.8 million of 2.4375% convertible senior subordinated notes that were anti-dilutive (see Note 9).

(8) Comprehensive Income
     Comprehensive income in the quarters ended March 31, 2007 and 2006 was equal to net income. Accumulated other comprehensive income as of March 31, 2007 and December 31, 2006 was $0.
(9) Debt
     As of March 31, 2007 and December 31, 2006, the company had $143.8 million of 2.4375% convertible notes due in January 2027 and $0.5 million of 9% senior notes due in July 2011, with interest due semi-annually on both issues. The fair value of the company’s convertible notes at March 31, 2007 and December 31, 2006 was estimated at $147.0 million and $146.3 million, respectively, based on market trading activity.
Convertible Notes
     On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15. The convertible notes are convertible into cash, or a combination of cash and common stock at our election, based on an initial conversion rate of 40.8513 shares of the company’s common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share) under certain circumstances.
     At any time on or after January 21, 2014, the convertible notes are subject to redemption at the option of Orbital, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date.
     Holders of the convertible notes may require the company to repurchase the convertible notes, in whole or in part, on January 15, 2014, January 15, 2017 or January 15, 2022, or, if a “fundamental change” occurs, for cash equal to 100% of the principal amount of the convertible notes, plus any unpaid interest, if any, accrued to the redemption date.
     The company has filed an effective shelf registration statement with the Securities and Exchange Commission providing for the resale by the holders of the convertible notes and the shares of its common stock issuable upon conversion of the convertible notes.

Senior Credit Facility
     The company has a $50.0 million senior credit facility (the “Credit Facility”) with the option to increase the amount of the Credit Facility up to $100 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Credit Facility bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility is collateralized by the company’s intellectual property and accounts receivable. Up to $40.0 million of the Credit Facility may be reserved for letters of credit. As of March 31, 2007, there were no borrowings under the Credit Facility, although $20.4 million of letters of credit were issued under the Credit Facility. Accordingly, as of March 31, 2007, $29.6 million of the Credit Facility was available for borrowings.
Debt Covenants
     Orbital’s Credit Facility contains covenants limiting the company’s ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Credit Facility contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of March 31, 2007, the company was in compliance with all of these covenants.
(10) Income Taxes
     On January 1, 2007, the company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). There was no material effect on the company’s financial statements associated with the adoption of FIN 48.
     At March 31, 2007 and December 31, 2006, the company had approximately $8.0 million of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded.
     The company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. The company has substantially concluded all income tax matters for years through 1989. None of the company’s tax returns for subsequent years have been examined by the Internal Revenue Service.
     The company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest or penalties are recorded in the accompanying consolidated financial statements.

(11) Stock-Based Compensation
     The following tables summarize information related to stock-based compensation transactions (dollars in millions, except per-option and per-unit average values):

	Restricted Stock Units		Stock Options
		Weighted			Weighted
		Average		Weighted	Average
		Measurement		Average	Remaining
	Number of	Date	Number of	Exercise	Contractual
	Units	Fair Value	Options	Price	Term (Years)
Outstanding at December 31, 2006	1,141,723	$15.34	4,579,513	$10.81
Granted(1)	24,530	17.94	—	—
Exercised	—	—	(366,144)	9.15
Vested	(2,667)	14.79	—	—
Forfeited	(8,171)	15.19	(1,612)	6.99
Expired	—	—	(9,000)	16.63

Outstanding at March 31, 2007	1,155,415	$15.40	4,202,757	$11.63	4.61

(1)	The fair value of restricted stock unit grants is determined based on the quoted market price of Orbital’s common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures.

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006
Total stock-based compensation expense recognized	$1.9	$2.6
Income tax benefit related to stock-based compensation expense recognized	0.6	0.8
Total intrinsic value of options exercised, computed as the market price on the exercise date less the price paid to exercise the options	3.4	4.7
Cash received from exercise of options	3.3	5.1
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	0.8	1.5

As of
March 31, 2007
Shares of common stock available for grant under the company’s stock-based incentive plans	1,644,420

Aggregate intrinsic value of restricted stock units that are expected to vest	$21.7
Unrecognized compensation cost related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 1.64 years	10.3
Aggregate intrinsic value of stock options outstanding, all fully vested	29.9
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
Litigation
     In January 2007, two individuals, who alleged that they were shareholders of Orbital, filed substantially identical derivative complaints in the Circuit Court for Loudoun County, Virginia, against the company’s current directors, former directors and certain former executive officers. The derivative complaints, which were consolidated, claimed, among other things, breach of fiduciary duty in connection with certain of the company’s historical stock option grants and insider trading, and they sought unspecified damages, equitable relief and an award of attorneys’ fees. In March 2007, Orbital, as nominal defendant, filed motions to dismiss the actions. In April 2007, the plaintiffs voluntarily dismissed the lawsuits without prejudice.
     On May 26, 2005, the United States Attorney’s Office for the District of Arizona informed the company of an investigation which the company believes involves suspected violations of government contracting laws and regulations in connection with certain U.S. government launch vehicle programs.
     In March 2007, the company was advised by the Civil Division of the Department of Justice (“DoJ”) that the company is named as a defendant in a lawsuit brought by a former employee and filed under seal in February 2005, in the United States District Court for the District of Arizona, under the qui tam provisions of the civil False Claims Act, which permit an individual to bring suit in the name of the United States and share in any recovery. The sealed lawsuit alleges violations of matters which the company believes underlie the government investigation announced in May 2005. The lawsuit will remain under seal until DoJ completes its investigation and determines whether to intervene or if the seal otherwise is removed by the court. However, permission from the court has been obtained by the company to make the disclosures contained herein regarding the matter. If the government decides that it does not wish to intervene in the civil lawsuit described above, then the individual plaintiff may decide to pursue the lawsuit.
     The company is cooperating fully with U.S. government authorities in connection with this investigation, and management strongly supports and is committed to the U.S. government’s procurement integrity processes. The company cannot predict whether the government ultimately will conclude that there have been violations by the company of any federal contracting laws, policies or procedures, or any other applicable laws, or whether the former employee will prevail in the lawsuit. Should any such violations be alleged or found, the company could face the possibility of criminal, civil and/or administrative penalties and up to treble damages depending on the nature of such violations.

     The company is party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, an adverse outcome to such legal matters would not have a material adverse effect on the company’s results of operations or financial condition.
(13) Recent Accounting Pronouncements
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With the exception of historical information, the matters discussed within this Item 2 and elsewhere in this Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Readers should be cautioned that a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2006, may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. Historical results of operations may not be indicative of future operating results. We assume no obligation to update any forward-looking statements.
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
Consolidated Results of Operations for the Quarters Ended March 31, 2007 and 2006
     Prior Period Adjustment For Adoption of New Accounting Standard – As discussed in Note 3 to the accompanying financial statements, our 2006 financial statements have been adjusted as required by a new accounting standard pertaining to our L-1011 aircraft which is used in the Pegasus launch vehicle program. The effect of adopting the new accounting standard was not material to our financial statements.
     Revenues – Our first quarter 2007 revenues were $228.2 million, up 19% over first quarter 2006 revenues of $192.2 million. This increase was primarily due to a 21% increase in satellites and space systems segment revenues largely driven by contract activity on the Orion human spacecraft program for NASA which began in late 2006. An increase in technical services revenues, primarily due to a new contract, and growth in communications satellites revenues also contributed to the increase in satellites and space systems segment revenues. Launch vehicles segment revenues increased 12% primarily due to higher revenues from target vehicles, largely driven by increased activity on our Coyote supersonic ramjet target vehicle program for the U.S. Navy, along with expanded activity in the interceptor and space launch vehicle product lines. Transportation management systems segment revenues increased 29% primarily due to an increase in product sales supporting follow-on and replacement demand for public transit fleet management systems.

     Gross Profit - Our consolidated gross profit was $40.0 million in the first quarter of 2007, a 5% increase compared to $37.9 million in first quarter of 2006. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.
     The gross profit increase in the first quarter of 2007 as compared to the first quarter of 2006 was due to a $2.9 million, or 16%, increase in our satellites and space systems segment and a $0.9 million, or 54%, increase in our transportation management systems segment, offset partially by a $1.7 million, or 10%, decrease in our launch vehicles segment.
     The increase in gross profit in our satellites and space systems segment was principally due to higher revenues, driven by an increased level of contract activity in the first quarter of 2007 that was primarily attributable to the Orion program which began in late 2006. The increase in our transportation management systems segment was also largely attributable to the increase in product sales mentioned above. The decrease in launch vehicles segment gross profit was primarily due to a decline in Pegasus launch vehicle program revenues and profitability which more than offset profit growth from other programs in this segment.
     Research and Development Expenses - Research and development expenses are comprised of our self-funded product research and development activities and exclude direct customer-funded development activities. Research and development expenses were $2.9 million, or 1% of revenues, and $2.2 million, or 1% of revenues, in the first quarter of 2007 and 2006, respectively. These expenses related primarily to the development of enhanced launch vehicles and satellites, as well as improved product development initiatives in our transportation management systems segment.
     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $19.6 million, or 9% of revenues, and $19.8 million, or 10% of revenues, in the first quarter of 2007 and 2006, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs. The decrease in selling, general and administrative expenses was primarily due to a $1.5 million decrease in bid, proposal and marketing expenses, offset by marginal increases in a variety of other general expenses consistent with the increase in revenues.
     Interest Expense - Interest expense decreased to $1.1 million in the first quarter of 2007 compared to $3.1 million in the first quarter of 2006 due to a reduction in the interest rate on our long-term debt from 9% to 2.4375% as a result of our December 2006 refinancing transaction discussed below under “Liquidity and Capital Resources.”
     Interest Income and Other - Interest income and other increased to $3.0 million in the first quarter of 2007, compared to $2.4 million in the first quarter of 2006, attributable to higher interest income on larger short-term cash investments.

     Income Taxes - We recorded income tax expense of $8.0 million and $6.4 million in the first quarter of 2007 and 2006, respectively, reflecting an annualized effective income tax rate of 41.0% and 42.0%, respectively. The decrease in the effective tax rate is primarily due to a decrease in non-deductible expenses and a reduction in state taxes in 2007.
     On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). As discussed in Note 10 to the accompanying financial statements, there was no material effect on our consolidated financial statements associated with the adoption of FIN 48.
     Net Income - Our net income for the first quarter of 2007 was $11.5 million, compared to net income of $8.8 million in the first quarter of 2006.
Segment Results for the Quarters Ended March 31, 2007 and 2006
     Our products and services are grouped into three reportable segments: (i) launch vehicles, (ii) satellites and space systems and (iii) transportation management systems. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended
	March 31,
	2007	2006
Revenues:
Launch Vehicles	$88,251	$78,771	(1)
Satellites and Space Systems	130,557	107,484
Transportation Management Systems	10,275	7,948
Corporate and Other	(861)	(2,007)

Total	$228,222	$192,196	(1)

Income from Operations:
Launch Vehicles	$7,863	$9,115	(1)
Satellites and Space Systems	8,978	6,486
Transportation Management Systems	680	356
Corporate and Other	—	—

Total	$17,521	$15,957	(1)

(1)	As adjusted.

     Launch Vehicles - Launch vehicles segment revenues increased in all three of the segment’s product lines. In our interceptor launch vehicles product line, we are developing and manufacturing the midcourse-phase Orbital Boost Vehicle (“OBV”), designed to defend against ballistic missile attacks, and developing the boost-phase for the Kinetic Energy Interceptor (“KEI”) program, another ground based missile defense program, both directed by the U.S. Missile Defense Agency. Revenues from the interceptor launch vehicles product line increased primarily due to a ramp-up of the development efforts on a demonstration vehicle test scheduled for late 2008 on the KEI program, offset partially by a decline in OBV revenue due to a reduction in program activity in the first quarter of 2007. Interceptor launch vehicles accounted for 55% and 59% of total launch vehicles segment revenues in the first quarter of 2007 and 2006, respectively. Target launch vehicle revenues increased largely due to higher revenue on the Coyote supersonic ramjet vehicle program for the U.S. Navy as we transitioned from development into low rate initial production. Space launch vehicle revenues increased primarily due to higher levels of activity on Taurus and Minotaur programs offset by a reduction in Pegasus program activity. In the second quarter of 2006, we received and began work on an order for two Minotaur vehicles. Pegasus program activity declined primarily due to launch delays and the completion and launch of the NASA ST5 microsatellite mission in the first quarter of 2006.
     Operating income in the launch vehicles segment decreased 14% for the first quarter of 2007. Operating income from interceptor launch vehicles continued to be the largest contributor to this segment’s operating income, with 70% and 61% of operating profit in the first quarter of 2007 and 2006, respectively, of total operating income in this segment. Although interceptor launch vehicle revenues increased quarter-over-quarter, operating income was relatively constant due to the KEI program contributing a higher percentage of revenue at a slightly lower operating income margin compared to the OBV operating income margin. Operating income from our target launch vehicle product line increased at a lower rate than product line revenues, primarily due to the relatively low profit margin on the Coyote target program. Operating income from space launch vehicles decreased despite the increase in revenues primarily due to lower profit margins on our Pegasus programs in 2007 as a result of the completion and launch of the NASA ST5 microsatellite mission in the first quarter of 2006, favorable contract adjustments in 2006 that did not recur in 2007, launch delays in 2006 and a delay in the award of a new contract that had been anticipated in the first quarter of 2007. This segment’s operating margin (as a percentage of revenues) declined to 8.9% in the first quarter of 2007, compared to 11.6% in the first quarter of 2006 primarily due to a decline in profit margin from space launch vehicles, driven by lower Pegasus profits, and due to a higher level of revenues in the first quarter of 2007 derived from programs with lower rates of profitability within our interceptor and target launch vehicles product lines.

     Satellites and Space Systems - Satellites and space systems segment revenues increased 21% primarily as a result of contract activity on the Orion human spacecraft program for NASA which began in late 2006. An increase in technical services revenues, primarily due to a new contract, and growth in communications satellites revenues also contributed to the increase in satellites and space systems segment revenues. Communications satellite revenues accounted for 47% and 57% of total segment revenues in the first quarter of 2007 and 2006, respectively. There were ten commercial communications satellites in various stages of completion throughout the first quarter of 2007 as compared to six in various stages of completion throughout the first quarter of 2006.
     Operating income in the satellites and space systems segment increased 38%, primarily due to the Orion program which began in late 2006. In addition, higher technical services operating income largely related to a new contract, and growth in the communications satellites product line contributed to the increase in operating income. Communications satellites operating income accounted for 40% and 54% of total segment operating income in the first quarter of 2007 and 2006, respectively. This segment’s operating margin (as a percentage of revenues) improved to 6.9% in the first quarter of 2007, compared to 6.0% in the first quarter of 2006. This margin increase was primarily driven by the Orion program.
     Transportation Management Systems - Transportation management systems segment revenues increased 29%, and operating income nearly doubled, primarily due an increase in product sales supporting follow-on and replacement demand for public transit fleet management systems. This segment’s operating margin (as a percentage of revenues) was 6.6% in the first quarter of 2007, compared to 4.5% in the first quarter of 2006.
     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues.
Backlog
     Our firm backlog was approximately $1.89 billion at March 31, 2007 and $1.79 billion at December 31, 2006. While there can be no assurance, we currently believe that approximately 30% or more of the March 31, 2007 firm backlog will be recognized as revenue during the remainder of 2007. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.
     Total backlog was $3.72 billion at March 31, 2007 and $3.43 billion at December 31, 2006. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources
Cash Flow from Operating Activities
     Cash flow from operating activities in the first quarter of 2007 was $7.6 million as compared to $28.3 million in the first quarter of 2006. The decrease in 2007 as compared to 2006 was primarily due to a $27.3 million reduction in cash flows resulting from changes in assets and liabilities. Cash from operations in the first quarter of 2007 included a $16.9 million net reduction due to a change in assets and liabilities, that was primarily comprised of a $26.8 million decrease in deferred revenues and an $11.9 million increase in receivables, partially offset by $15.4 million in accounts payable and accrued expenses increases. The decrease in deferred revenues was primarily due to work on certain communications satellite programs for which cash had been received in advance.
Cash Flow from Investing Activities
     In the first quarter of 2007, we spent $3.7 million for capital expenditures, as compared to $5.7 million in the first quarter of 2006. This decrease primarily related to the 2006 expenditures of our satellites and space systems segment on equipment and expanded facilities to support business segment growth.
Cash Flow from Financing Activities
     During the first quarter of 2007 and 2006, we received $3.7 million and $5.5 million, respectively, from the issuance of common stock in connection with stock option and warrant exercises and employee stock plan purchases.
     During the first quarter of 2006, we repurchased and retired 552,500 shares of our common stock at a cost of $8.0 million.
     Convertible Notes – On December 13, 2006, we issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15. The convertible notes are convertible into cash, or a combination of cash and common stock at our election, based on an initial conversion rate of 40.8513 shares of our common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share) under certain circumstances.
     At any time on or after January 21, 2014, the convertible notes are subject to redemption at our option, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date.
     Holders of the convertible notes may require us to repurchase the convertible notes, in whole or in part, on January 15, 2014, January 15, 2017 or January 15, 2022, or, if a “fundamental change” occurs, for cash equal to 100% of the principal amount of the convertible notes, plus any unpaid interest, if any, accrued to the redemption date.

     We have filed an effective shelf registration statement with the Securities and Exchange Commission providing for the resale by the holders of the convertible notes and the shares of our common stock issuable upon conversion of the convertible notes.
     The fair value of our 2.4375% convertible notes at March 31, 2007 was estimated at approximately $147.0 million, based on market trading activity.
     Senior Credit Facility – We have a $50.0 million senior credit facility (the “Credit Facility”) with the option to increase the amount of the Credit Facility up to $100 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Credit Facility bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility is collateralized by our intellectual property and accounts receivable. Up to $40.0 million of the Credit Facility may be reserved for letters of credit. As of March 31, 2007, there were no borrowings under the Credit Facility, although $20.4 million of letters of credit were issued under the Credit Facility. Accordingly, as of March 31, 2007, $29.6 million of the Credit Facility was available for borrowing.
     Debt Covenants – Our Credit Facility contains covenants limiting our ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Credit Facility contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of March 31, 2007, we were in compliance with all of these covenants.
Available Cash and Future Funding
     At March 31, 2007, we had $207.1 million of unrestricted cash and cash equivalents. Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our Credit Facility. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
     In April 2006, our Board of Directors authorized the purchase of up to $50 million of our outstanding debt and equity securities over a 12-month period. We did not repurchase any debt or equity securities under this program in 2007 and this program has expired. In April 2007, our Board of Directors authorized the purchase of up to $50 million of our stock over a 12-month period.

Off-Balance Sheet Arrangements
     In December 2006 we issued convertible notes with conversion features discussed above in “Liquidity and Capital Resources.” Other than in connection with our convertible notes, we do not have any material off-balance sheet arrangements, as defined by applicable securities regulations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe that our market risk exposure is primarily related to changes in foreign currency exchange rates and interest rate risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.
Foreign Currency Exchange Rate Risk
     We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars. At March 31, 2007, we had $3.1 million of receivables denominated in Japanese yen and $3.9 million denominated in Singapore dollars.
     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At March 31, 2007, we had no material foreign currency forward exchange contracts.
Interest Rate Risk
     We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents. As of March 31, 2007, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our convertible debt at March 31, 2007 was $147.0 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.
     We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.
     We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $6.5 million at March 31, 2007. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

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
In January 2007, two individuals, who alleged that they were shareholders of Orbital, filed substantially identical derivative complaints in the Circuit Court for Loudoun County, Virginia, against the company’s current directors, former directors and certain former executive officers. The derivative complaints, which were consolidated, claimed, among other things, breach of fiduciary duty in connection with certain of our historical stock option grants and insider trading, and they sought unspecified damages, equitable relief and an award of attorneys’ fees. In March 2007, Orbital, as nominal defendant, filed motions to dismiss the actions. In April 2007, the plaintiffs voluntarily dismissed the lawsuits without prejudice.
On May 26, 2005, the United States Attorney’s Office for the District of Arizona informed us of an investigation which we believe involves suspected violations of government contracting laws and regulations in connection with certain U.S. government launch vehicle programs.
In March 2007, we were advised by the Civil Division of the Department of Justice (“DoJ”) that the company is named as a defendant in a lawsuit brought by a former employee and filed under seal in February 2005, in the United States District Court for the District of Arizona, under the qui tam provisions of the civil False Claims Act, which permit an individual to bring suit in the name of the United States and share in any recovery. The sealed lawsuit alleges violations of matters which we believe underlie the government investigation announced in May 2005. The lawsuit will remain under seal until DoJ completes its investigation and determines whether to intervene or if the seal otherwise is removed by the court. However, permission from the court has been obtained by the company to make the disclosures contained herein regarding the matter. If the government decides that it does not wish to intervene in the civil lawsuit described above, then the individual plaintiff may decide to pursue the lawsuit.
We are cooperating fully with U.S. government authorities in connection with this investigation, and management strongly supports and is committed to the U.S. government’s procurement integrity processes. We cannot predict whether the government ultimately will conclude that there have been violations by us of any federal contracting laws, policies or procedures, or any other applicable laws, or whether the former employee will prevail in the lawsuit. Should any such violations be alleged or found, we could face the possibility of criminal, civil and/or administrative penalties and up to treble damages depending on the nature of such violations.

We are party to certain litigation or proceedings arising in the ordinary course of business. In the opinion of management, the probability is remote that an adverse outcome to any such litigation or proceedings would have a material adverse effect on our results of operations or financial condition.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

ORBITAL SCIENCES CORPORATION

DATED: April 26, 2007	By:	/s/ David W. Thompson David W. Thompson
Chairman and Chief Executive Officer

EXHIBIT INDEX
The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Indenture dated as of December 13, 2006, by and between Orbital Sciences Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on December 13, 2006).

4.3	Form of 2.4375% Convertible Senior Subordinated Note due 2027 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on December 13, 2006).

4.4	Registration Rights Agreement dated as of December 13, 2006, by and among Orbital Sciences Corporation, Wachovia Capital Markets, LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 to the company’s Current Report on Form 8-K filed on December 13, 2006).

4.5	Rights Agreement dated as of October 22, 1998, by and between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.6	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).