Form 10-Q
period 2007-06-30
ORBITAL SCIENCES CORP /DE/
filed 2007-07-26
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑    Accelerated filer ☐   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2007, 59,307,739 shares of the registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2007	2006
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$219,449	$199,751
Restricted cash	6,984	5,984
Receivables, net	193,202	165,235
Inventories, net	23,614	30,053
Deferred income taxes, net	43,522	42,880
Other current assets	3,195	5,810

Total current assets	489,966	449,713

Property, plant and equipment, net	93,589	93,662
Goodwill	55,551	55,551
Deferred income taxes, net	120,997	135,701
Other non-current assets	9,511	9,349

Total assets	$769,614	$743,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$515	$551
Accounts payable and accrued expenses	138,791	122,421
Deferred revenues	64,411	81,704

Total current liabilities	203,717	204,676
Long-term obligations, net of current portion	143,750	143,750

Total liabilities	347,467	348,426

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 59,251,136 and 58,914,991 shares outstanding, respectively	593	589
Additional paid-in capital	568,198	566,887
Accumulated deficit	(146,644)	(171,926)

Total stockholders’ equity	422,147	395,550

Total liabilities and stockholders’ equity	$769,614	$743,976

     See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Quarters Ended June 30,
	2007	2006
		(As Adjusted)
Revenues	$273,273	$196,979
Cost of goods sold	227,038	158,632

Gross profit	46,235	38,347

Research and development expenses	4,576	2,531
Selling, general and administrative expenses	20,115	19,056

Income from operations	21,544	16,760

Interest expense	(1,114)	(3,131)
Interest income and other	3,025	3,269

Income before income taxes	23,455	16,898
Provision for income taxes	(9,625)	(6,991)

Net income	$13,830	$9,907

Basic net income per share	$0.23	$0.18

Diluted net income per share	$0.23	$0.16

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Six Months Ended June 30,
	2007	2006
		(As Adjusted)
Revenues	$501,495	$389,175
Cost of goods sold	415,294	312,900

Gross profit	86,201	76,275

Research and development expenses	7,426	4,702
Selling, general and administrative expenses	39,710	38,857

Income from operations	39,065	32,716

Interest expense	(2,262)	(6,190)
Interest income and other	6,063	5,626

Income before income taxes	42,866	32,152
Provision for income taxes	(17,584)	(13,398)

Net income	$25,282	$18,754

Basic net income per share	$0.43	$0.34

Diluted net income per share	$0.41	$0.30

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
		(As Adjusted)
Cash Flows From Operating Activities:
Net income	$25,282	$18,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,108	7,259
Deferred taxes	14,062	10,571
Amortization of debt issuance costs	294	306
Stock-based compensation and other	3,486	4,264
Changes in assets and liabilities	(21,939)	22,793

Net cash provided by operating activities	29,293	63,947

Cash Flows From Investing Activities:
Capital expenditures	(8,121)	(9,735)
Change in cash restricted for letters of credit, net	(1,000)	313

Net cash used in investing activities	(9,121)	(9,422)

Cash Flows From Financing Activities:
Payments on long-term obligations	—	(34)
Repurchase of common stock	(10,000)	(16,208)
Net proceeds from issuances of common stock	7,039	7,587
Tax benefit of share-based compensation	2,487	2,032

Net cash used in financing activities	(474)	(6,623)

Net increase in cash and cash equivalents	19,698	47,902

Cash and cash equivalents, beginning of period	199,751	158,849

Cash and cash equivalents, end of period	$219,449	$206,751

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)
(1) Basis of Presentation
     Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small rockets and space systems for commercial, military and civil government customers. The company’s primary products are satellites and launch vehicles, including low-orbit, geosynchronous-orbit and planetary spacecraft for communications, remote sensing, scientific and defense missions; human-rated space systems for Earth orbit, lunar and other missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. Orbital also offers space-related technical services to government agencies and develops and builds satellite-based transportation management systems for public transit agencies and private vehicle fleet operators.
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
     Operating results for the quarter ended June 30, 2007 are not necessarily indicative of the results expected for the full year.
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

	Quarter Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Revenues
As previously reported	$196,974	$389,111
As adjusted	$196,979	$389,175
Cost of goods sold
As previously reported	$158,813	$313,121
As adjusted	$158,632	$312,900
Income before income taxes
As previously reported	$16,712	$31,867
As adjusted	$16,898	$32,152
Provision for income taxes
As previously reported	$6,913	$13,278
As adjusted	$6,991	$13,398
Net income
As previously reported	$9,799	$18,589
As adjusted	$9,907	$18,754
Basic net income per share
As previously reported	$0.17	$0.33
As adjusted	$0.18	$0.34
Diluted net income per share
As previously reported	$0.16	$0.30
As adjusted	$0.16	$0.30

As of
December 31, 2006
Receivables, net
As previously reported	$165,755
As adjusted	$165,235
Property, plant and equipment, net
As previously reported	$92,878
As adjusted	$93,662
Deferred income taxes, net
As previously reported	$136,484
As adjusted	$135,701
Accounts payable and accrued expenses
As previously reported	$124,170
As adjusted	$122,421
Accumulated deficit
As previously reported	$(173,157)
As adjusted	$(171,926)

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
     The primary products and services from which the company’s reportable segments derive revenues are:
•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into low-Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used for communications or to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to demonstrate new space technologies, to collect imagery and other remotely-sensed data about the Earth and to enable national security applications, and human-rated space systems for Earth orbit, lunar and other missions.

•	Transportation Management Systems. Software-based transportation management systems for public transit agencies and private vehicle fleet operators.
     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
Launch Vehicles:
Revenues	$102,150	$80,361	(1)	$190,401	$159,132	(1)
Operating income	10,528	8,777	(1)	18,391	17,891	(1)
Identifiable assets	127,098	116,779	(1) (2)	127,098	116,779	(1) (2)
Capital expenditures	1,534	990		2,215	2,273
Depreciation	1,292	1,295	(1)	2,638	2,600	(1)
Satellites and Space Systems:
Revenues(3)	$160,043	$108,013		$290,600	$215,497
Operating income	10,748	7,428		19,726	13,914
Identifiable assets	193,572	185,566	(2)	193,572	185,566	(2)
Capital expenditures	1,703	2,901		3,275	6,480
Depreciation	1,841	1,486		3,697	2,853
Transportation Management Systems:
Revenues	$12,057	$9,356		$22,332	$17,304
Operating income	268	555		948	911
Identifiable assets	19,971	18,107	(2)	19,971	18,107	(2)
Capital expenditures	211	193		239	279
Depreciation	142	144		296	296
Corporate and Other:
Revenues(3)	$(977)	$(751)		$(1,838)	$(2,758)
Operating income	—	—		—	—
Identifiable assets	428,973	423,524	(1) (2)	428,973	423,524	(1) (2)
Capital expenditures	966	—		2,392	703
Depreciation	725	737		1,477	1,510
Consolidated:
Revenues	$273,273	$196,979	(1)	$501,495	$389,175	(1)
Operating income	21,544	16,760	(1)	39,065	32,716	(1)
Identifiable assets	769,614	743,976	(1) (2)	769,614	743,976	(1) (2)
Capital expenditures	4,414	4,084		8,121	9,735
Depreciation	4,000	3,662	(1)	8,108	7,259	(1)

(1)	As adjusted.

(2)	As of December 31, 2006.

(3)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and space systems revenues include $0.6 million and $0.4 million of intersegment revenues in the quarters ended June 30, 2007 and 2006, respectively, and include $1.2 million and $1.8 million of intersegment revenues in the six months ended June 30, 2007 and 2006, respectively.
(5) Receivables
     Receivables consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Billed	$68,372	$45,519
Unbilled	124,945	119,831	(1)
Allowance for doubtful accounts	(115)	(115)

Total	$193,202	$165,235	(1)

(1)	As adjusted.

     As of June 30, 2007 and December 31, 2006, unbilled receivables included $15.9 million and $16.4 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria. Additionally, some satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. As of June 30, 2007 and December 31, 2006, up to $41.0 million and $37.2 million, respectively, of revenues recognized under such contracts could be reversed if satellite performance criteria were not met. The company generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.
(6) Inventories
     Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Inventories	$24,559	$30,871
Allowance for inventory obsolescence	(945)	(818)

Total	$23,614	$30,053

     Substantially all of the company’s inventory consisted of component parts and raw materials.
(7) Earnings Per Share
     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarter Ended	Quarter Ended
	June 30, 2007	June 30, 2006
Weighted average of outstanding shares for basic EPS	59,479	56,285
Dilutive effect of outstanding stock options, units and warrants	1,817	6,109

Shares for diluted EPS	61,296	62,394

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Weighted average of outstanding shares for basic EPS	59,286	55,687
Dilutive effect of outstanding stock options, units and warrants	1,840	6,685

Shares for diluted EPS	61,126	62,372

     In the second quarter of 2007 and 2006, diluted weighted-average shares outstanding excluded the effect of approximately 0.5 million and 0.8 million, respectively, of stock options that were anti-dilutive. In the first half of 2007 and 2006, diluted weighted-average shares outstanding excluded the effect of approximately 0.5 million and 0.8 million, respectively, of stock options that were anti-dilutive. In the second quarter and first six months of 2007, diluted weighted-average shares outstanding also excluded the effect of the company’s $143.8 million of 2.4375% convertible senior subordinated notes that were anti-dilutive (see Note 9).

(8) Comprehensive Income
     Comprehensive income in the quarters and six months ended June 30, 2007 and 2006 was equal to net income. Accumulated other comprehensive income as of June 30, 2007 and December 31, 2006 was $0.
(9) Debt
     As of June 30, 2007 and December 31, 2006, the company had $143.8 million of 2.4375% convertible notes due in January 2027 and $0.5 million of 9% senior notes due in July 2011, with interest due semi-annually on both issues. The fair value of the company’s convertible notes at June 30, 2007 and December 31, 2006 was estimated at $152.8 million and $146.3 million, respectively, based on recent market trading activity.
Convertible Notes
     On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15. Under certain circumstances, the convertible notes are convertible into cash, or a combination of cash and common stock at our election, based on an initial conversion rate of 40.8513 shares of the company’s common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share).
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
     The company has filed a shelf registration statement with the Securities and Exchange Commission, which is currently effective, providing for the resale by the holders of the convertible notes and the shares of its common stock issuable upon conversion of the convertible notes.

Senior Credit Facility
     The company has a $50.0 million senior credit facility (the “Credit Facility”) with the option to increase the amount of the Credit Facility up to $100 million to the extent that any one or more lenders commit to be a lender for such amount. Loans under the Credit Facility bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to the company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility is collateralized by the company’s intellectual property and accounts receivable. Up to $40.0 million of the Credit Facility may be reserved for letters of credit. As of June 30, 2007, there were no borrowings under the Credit Facility, although $16.4 million of letters of credit were issued under the Credit Facility. Accordingly, as of June 30, 2007, $33.6 million of the Credit Facility was available for borrowings.
Debt Covenants
     Orbital’s Credit Facility contains covenants limiting the company’s ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Credit Facility contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of June 30, 2007, the company was in compliance with all of these covenants.
(10) Income Taxes
     On January 1, 2007, the company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). There was no material effect on the company’s financial statements associated with the adoption of FIN 48.
     At June 30, 2007 and December 31, 2006, the company had approximately $8.0 million of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded. The company does not expect the unrecognized tax benefit to change in the next year.
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

(11) Stock-Based Compensation
     The following tables summarize information related to stock-based compensation transactions (dollars in millions, except per-option and per-unit average values):

	Restricted Stock Units		Stock Options
		Weighted			Weighted
		Average		Weighted	Average
		Measurement		Average	Remaining
	Number of	Date	Number of	Exercise	Contractual
	Units	Fair Value	Options	Price	Term (Years)
Outstanding at December 31, 2006	1,141,723	$15.34	4,579,513	$10.81
Granted(1)	24,530	17.94	—	—
Exercised	—	—	(661,364)	9.70
Vested	(239,194)	12.13	—	—
Forfeited	(15,424)	15.62	(4,937)	9.79
Expired	—	—	(9,000)	16.63

Outstanding at June 30, 2007	911,635	$16.25	3,904,212	$11.72	4.36

(1)	The fair value of restricted stock unit grants is determined based on the quoted market price of Orbital’s common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures.

	Quarter Ended	Quarter Ended
	June 30, 2007	June 30, 2006
Total stock-based compensation expense recognized	$1.6	$1.5
Income tax benefit related to stock-based compensation expense recognized	0.5	0.5
Total intrinsic value of options exercised, computed as the market price on the exercise date less the price paid to exercise the options	3.0	1.8
Cash received from exercise of options	3.1	1.9
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	1.7	0.5

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Total stock-based compensation expense recognized	$3.5	$4.3
Income tax benefit related to stock-based compensation expense recognized	1.2	1.4
Total intrinsic value of options exercised, computed as the market price on the exercise date less the price paid to exercise the options	6.4	6.5
Cash received from exercise of options	6.4	7.1
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	2.5	2.0

As of
June 30, 2007
Shares of common stock available for grant under the company’s stock-based incentive plans	1,741,029

Aggregate intrinsic value of restricted stock units that are expected to vest	$19.2
Unrecognized compensation cost related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 1.80 years	8.9
Aggregate intrinsic value of stock options outstanding, all fully vested	36.3

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
Litigation
     On May 26, 2005, the United States Attorney’s Office for the District of Arizona informed the company of an investigation involving suspected violations of government contracting laws and regulations in connection with certain U.S. government launch vehicle programs.
     In March 2007, the company was advised by the Civil Division of the Department of Justice (“DoJ”) that the company is named as a defendant in a lawsuit brought by a former employee and filed under seal in February 2005, in the United States District Court for the District of Arizona, under the qui tam provisions of the civil False Claims Act, which permit an individual to bring suit in the name of the United States and share in any recovery. Since then, the Court has unsealed the matter.
     The complaint alleges that the company’s Launch Systems Group submitted false and fraudulent claims for payment to the U.S. government allegedly by misclassifying and mischarging costs and by engaging in defective pricing. These allegations also underlie the ongoing government investigation. The complaint asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and the company is liable to the United States for three times the amount of the alleged damages, civil penalties of up to $10,000 for each false claim and punitive damages.
     DoJ has not decided whether to intervene in the qui tam matter, and is continuing its investigation. The individual plaintiff has indicated that he intends to pursue the lawsuit, although the company has not been served with the complaint.
     The company is cooperating fully with the U.S. government authorities in connection with their investigation, and management strongly supports and is committed to the U.S. government’s procurement integrity processes. The company cannot predict whether the government ultimately will conclude that there have been violations by the company of any federal contracting laws, policies or procedures, or any other applicable laws, or whether the former employee will prevail in the lawsuit, if he pursues it. The outcome of any such proceedings could subject the company to criminal, civil and/or administrative penalties and up to treble damages depending on the nature of such violations, which could have a material adverse effect on the company’s financial condition and/or results of operations.
     From time to time, the company is party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, an adverse outcome to such legal matters would not have a material adverse effect on the company’s results of operations or financial condition.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the potential impact of SFAS No. 159 on its financial position and results of operations.

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
     We develop and manufacture small rockets and space systems for commercial, military and civil government customers. Our primary products are satellites and launch vehicles, including low Earth-orbit, geosynchronous Earth-orbit and planetary spacecraft for communications, remote sensing, scientific and defense missions; human-rated space systems for Earth orbit, lunar and other missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. We also offer space-related technical services to government agencies and develop and build software-based transportation management systems for public transit agencies and private vehicle fleet operators.
Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2007 and 2006
     Prior Period Adjustment For Adoption of New Accounting Standard – As discussed in Note 3 to the accompanying financial statements, our 2006 financial statements have been adjusted as required by a new accounting standard pertaining to our L-1011 aircraft which is used in the Pegasus launch vehicle program. The effect of adopting the new accounting standard was not material to our financial statements.
     Revenues – Our second quarter 2007 revenues were $273.3 million, up 39% over second quarter 2006 revenues of $197.0 million, due to revenue increases in all of our segments. Satellites and space systems segment revenues increased $52.0 million, or 48%, largely driven by contract activity on the Orion human spacecraft program for the National Aeronautics and Space Administration (“NASA”) which began in late 2006 and growth in the communications satellites product line mainly due to activity on recently awarded contracts. Launch vehicles segment revenues increased $21.8 million, or 27%, mainly due to higher target vehicles revenues driven by increased contract activity on various suborbital rocket programs, in addition to increased contract activity and related revenue growth in the interceptor and space launch vehicles product lines. Transportation management systems segment revenues increased $2.7 million, or 29%, primarily due to an increase in product sales supporting follow-on and replacement demand for public transit fleet management systems.

     Our revenues for the first half of 2007 were $501.5 million, up 29% compared to $389.2 million of revenues in the same period last year due to increases in all of our segments. Satellites and space systems segment revenues increased $75.1 million, or 35%, largely driven by contract activity on NASA’s Orion program which began in late 2006 and growth in the communications satellites product line mainly due to activity on recently awarded contracts. Launch vehicles segment revenues increased $31.2 million, or 20%, primarily due to the same factors that drove the increase in quarterly results, most notably higher target vehicles product line revenue. Transportation management systems segment revenues increased $5.0 million, or 29%, primarily due to an increase in product sales supporting follow-on and replacement demand for public transit fleet management systems.
     Gross Profit - Our consolidated gross profit was $46.2 million in the second quarter of 2007, a 21% increase compared to $38.3 million in the second quarter of 2006. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.
     The gross profit increase in the second quarter of 2007 as compared to the second quarter of 2006 was due to a $5.8 million, or 31%, increase in our satellites and space systems segment, a $1.8 million, or 10%, increase in our launch vehicles segment and a $0.3 million, or 16%, increase in our transportation management systems segment. The increase in gross profit in our satellites and space systems segment was principally due to higher revenues, driven by contract activity in the second quarter of 2007 on the Orion program and new communications satellite programs. The increase in launch vehicles segment gross profit was primarily due to higher revenues, offset partially by a marginal decline in overall profit margin in this segment. The increase in our transportation management systems segment was largely attributable to the increase in product sales mentioned above, offset partially by cost growth on certain contracts targeted to be completed in the second half of 2007.
     Gross profit in the first half of 2007 increased $9.9 million, or 13%, to $86.2 million, compared to $76.3 million in the first half of 2006. This increase was due to an $8.6 million, or 23%, increase in our satellites and space systems segment and a $1.2 million, or 34%, increase in our transportation management systems segment. Launch vehicles segment gross profit remained constant in the first half of 2007 compared to the same period in 2006. The increases in gross profit in our satellites and space systems segment and in our transportation management systems segment were attributable to the same factors described above that drove quarterly results.
     Research and Development Expenses - Research and development expenses are comprised of our self-funded product research and development activities and exclude direct customer-funded development activities. Research and development expenses were $4.6 million, or 2% of revenues, and $2.5 million, or 1% of revenues, in the second quarter of 2007 and 2006, respectively. In the first half of 2007, research and development expenses were $7.4 million, or 1% of revenues, compared to $4.7 million, or 1% of revenues, in the first half of 2006. These expenses related primarily to the development of enhanced launch vehicles and satellites, as well as improved product development initiatives in our transportation management systems segment.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $20.1 million, or 7% of revenues, and $19.1 million, or 10% of revenues, in the second quarter of 2007 and 2006, respectively. Selling, general and administrative expenses were $39.7 million, or 8% of revenues, and $38.9 million, or 10% of revenues, in the first half of 2007 and 2006, respectively.
     Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs. The increases in selling, general and administrative expenses in both the quarterly and year-to-date results were primarily due to marginal increases in a variety of general expenses consistent with increases in revenues, offset largely by a $1.2 million and $2.8 million decrease in bid, proposal and marketing expenses in the second quarter and first half of 2007, respectively, compared to the same periods of 2006.
     Interest Expense - Interest expense decreased to $1.1 million in the second quarter of 2007 compared to $3.1 million in the second quarter of 2006, and to $2.3 million in the first half of 2007 compared to $6.2 million in the first half of 2006, due to a reduction in the interest rate on our long-term debt from 9% to 2.4375% as a result of our December 2006 refinancing transaction discussed below under “Liquidity and Capital Resources.”
     Interest Income and Other - Interest income and other was $3.0 million in the second quarter of 2007, compared to $3.3 million in the second quarter of 2006, and was $6.1 million in the first half of 2007, compared to $5.6 million in the first half of 2006. Interest income and other consists primarily of interest income on short-term invested cash balances.
     Income Taxes - We recorded income tax expense of $9.6 million and $7.0 million in the second quarter of 2007 and 2006, respectively, and $17.6 million and $13.4 million in the first half of 2007 and 2006, respectively. The effective income tax rate was 41.0% and 41.7% in 2007 and 2006, respectively. The decrease in the effective tax rate is primarily due to a decrease in non-deductible expenses and a reduction in state taxes in 2007.
     On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). As discussed in Note 10 to the accompanying financial statements, there was no material effect on our consolidated financial statements associated with the adoption of FIN 48.
     Net Income - Our net income for the second quarter of 2007 was $13.8 million, compared to net income of $9.9 million in the second quarter of 2006. Net income for the first half of 2007 was $25.3 million, compared to $18.8 million in the same period in 2006.

Segment Results
     Our products and services are grouped into three reportable segments: (i) launch vehicles, (ii) satellites and space systems and (iii) transportation management systems. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
Revenues:
Launch Vehicles	$102,150	$80,361	(1)	$190,401	$159,132	(1)
Satellites and Space Systems	160,043	108,013		290,600	215,497
Transportation Management Systems	12,057	9,356		22,332	17,304
Corporate and Other	(977)	(751)		(1,838)	(2,758)

Total	$273,273	$196,979	(1)	$501,495	$389,175	(1)

Income from Operations:
Launch Vehicles	$10,528	$8,777	(1)	$18,391	$17,891	(1)
Satellites and Space Systems	10,748	7,428		19,726	13,914
Transportation Management Systems	268	555		948	911
Corporate and Other	—	—		—	—

Total	$21,544	$16,760	(1)	$39,065	$32,716	(1)

(1) As adjusted.
Second Quarter 2007 Compared with Second Quarter 2006
     Launch Vehicles - Launch vehicles segment revenues increased 27% due to revenue increases in all three of the segment’s product lines. In our interceptor launch vehicles product line, which accounted for 50% and 58% of total launch vehicles segment revenues in the second quarter of 2007 and 2006, respectively, we are developing and manufacturing the midcourse-phase Orbital Boost Vehicle (“OBV”), designed to defend against ballistic missile attacks, and developing the boost-phase for the Kinetic Energy Interceptor (“KEI”) program, another ground based missile defense program, both directed by the U.S. Missile Defense Agency. Revenues from the interceptor launch vehicles product line increased $4.2 million primarily due to a ramp-up of the development efforts on a demonstration vehicle test scheduled for late 2008 on the KEI program, offset partially by a decline in OBV revenue due to a reduction in program activity in the second quarter of 2007. In this segment’s other product lines, the largest contributor to revenue growth was the target launch vehicles product line, which reported increased design and production activity on our medium-range target programs that support missile defense systems testing and increased production on our Coyote supersonic ramjet vehicle program for the U.S. Navy. Space launch vehicle product line revenues increased primarily due to higher levels of activity on Taurus and Minotaur programs, partially offset by a reduction in Pegasus program activity.
     Operating income in the launch vehicles segment increased 20% for the second quarter of 2007, due to operating profit increases also in all three of the segment’s product lines. Operating income from interceptor launch vehicles continued to be the largest contributor to this segment’s operating income, with 51% and 60% in the second quarter of 2007 and 2006, respectively, of total operating income in this segment. Although interceptor launch vehicle revenues increased substantially quarter-over-quarter, operating income increased only slightly due to the KEI program contributing a higher percentage of revenue at a lower operating income margin compared to the OBV operating income margin and an unfavorable operating profit adjustment on the OBV program, partially offset by the impact of improved indirect expense rates. Operating income from our target launch vehicle product line increased primarily due to higher revenues on our medium-range target programs and our Coyote supersonic ramjet vehicle program. Operating income from space launch vehicles increased primarily due to higher Taurus and Minotaur revenues, together with higher Pegasus operating income, despite lower Pegasus revenues. Pegasus operating income improved as a result of favorable contract adjustments in 2007 and launch delays in 2006 that did not recur in 2007.
     This segment’s operating margin (as a percentage of revenues) was 10.3% in the second quarter of 2007, compared to 10.9% in the second quarter of 2006. As discussed above, target launch vehicles accounted for the majority of the revenue growth in the quarter. This product line had a lower margin than the other product lines in the segment, driving the overall profit margin decline in the segment.
     Satellites and Space Systems – Satellites and space systems segment revenues increased 48% primarily as a result of contract activity on the Orion human spacecraft program for NASA which began in late 2006 and growth in communications satellites revenues. Communications satellite revenues accounted for 47% and 54% of total segment revenues in the second quarter of 2007 and 2006, respectively. There were twelve commercial communications satellites in various stages of completion throughout the second quarter of 2007 as compared to eight in various stages of completion throughout the second quarter of 2006.
     Operating income in the satellites and space systems segment increased 45%, primarily due to the Orion program, growth in the communications satellites product line and a favorable profit adjustment pertaining to the receipt of a final award fee on a satellite contract that was recently completed. Communications satellites operating income accounted for 30% and 27% of total segment operating income in the second quarter of 2007 and 2006, respectively.
     This segment’s operating margin (as a percentage of revenues) was 6.7% in the second quarter of 2007, compared to 6.9% in the second quarter of 2006. As discussed above, the Orion and communications satellite programs accounted for the majority of the revenue growth in the quarter. However, the operating margins for these programs were below the overall segment margin, resulting a decline in the segment’s second quarter profit margin.
     Transportation Management Systems - Transportation management systems segment revenues increased 29% primarily due an increase in product sales supporting follow-on and replacement demand for public transit fleet management systems. Operating income declined slightly, despite higher revenues, due to charges pertaining to increases in estimated costs to close out certain contracts that are expected to be completed in the second half of 2007. These charges and cost increases drove the segment’s operating margin (as a percentage of revenues) down to 2.2% in the second quarter of 2007 as compared to 5.9% in the second quarter of 2006.

     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues.
Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
     Launch Vehicles – Launch vehicles segment revenues increased 20% due to revenue increases in all three of the segment’s product lines. Revenues from the interceptor launch vehicles product line increased $6.3 million primarily due to a ramp-up of the development efforts on a demonstration vehicle test scheduled for late 2008 on the KEI program, offset partially by a decline in OBV revenue due to a reduction in program activity in 2007. Interceptor launch vehicles revenues accounted for 52% and 58% of total launch vehicles segment revenues in the first half of 2007 and 2006, respectively. Revenue growth in the target launch vehicles product line resulted primarily from increased design and production activity on our medium-range target programs that support missile defense systems testing and on our Coyote supersonic ramjet vehicle program for the U.S. Navy. Space launch vehicle product line revenues increased primarily due to higher levels of activity on Taurus and Minotaur programs, partially offset by a reduction in Pegasus program activity due to the completion of a contract in 2006.
     Year-to-date operating income in the launch vehicles segment increased 3%, primarily due to the operating profit increase in the target launch vehicles product line attributable to higher revenues from our medium-range target programs and the Coyote supersonic ramjet vehicle program. Operating income in the first half of 2007 from the interceptor launch vehicles product line was flat compared to the first half of 2006, despite higher revenues, due to the KEI program contributing a higher percentage of revenue at a lower operating income margin compared to the OBV program, together with an unfavorable operating profit adjustment on the OBV program, partially offset by the result of improved indirect expense rates. Operating income from interceptor launch vehicles continued to be the largest contributor to this segment’s operating income, with 59% and 61% in the first half of 2007 and 2006, respectively, of total operating income in this segment. Operating income from space launch vehicles decreased slightly primarily due to lower Pegasus operating income driven by a reduction in program activity in 2007, offset largely by higher Taurus and Minotaur operating income.
     This segment’s operating margin (as a percentage of revenues) was 9.7% in the first half of 2007, compared to 11.2% in the first half of 2006. This margin decrease was largely due to the lower interceptor launch vehicles profitability in the period and the decrease in Pegasus program operating income. As discussed above, target launch vehicles accounted for the majority of the revenue growth in the first half of 2007. This product line had a lower margin than the other product lines in the segment, driving the overall profit margin decline in the segment.

     Satellites and Space Systems - Satellites and space systems segment revenues increased 35% primarily as a result of contract activity on the Orion human spacecraft program for NASA which began in late 2006 and growth in communications satellites revenues. Communications satellite revenues accounted for 47% and 55% of total segment revenues in the first half of 2007 and 2006, respectively. There were twelve commercial communications satellites in various stages of completion throughout the first half of 2007 as compared to eight in various stages of completion throughout the first half of 2006.
     Operating income in the satellites and space systems segment increased 42%, primarily due to the Orion program, growth in the communications satellites product line and a favorable profit adjustment pertaining to the receipt of a final award fee on a satellite contract that was recently completed. Communications satellites operating income accounted for 35% and 40% of total segment operating income in the first half of 2007 and 2006, respectively.
     This segment’s operating margin (as a percentage of revenues) was 6.8% in the first half of 2007, compared to 6.5% in the first half of 2006. This margin increase is due primarily to improved operating margin in 2007 in our communications satellites product line.
     Transportation Management Systems - Transportation management systems segment revenues increased 29% primarily due an increase in product sales supporting follow-on and replacement demand for public transit fleet management systems. Operating income remained flat, despite higher revenues, due to charges pertaining to increases in estimated costs to close out certain contracts that are expected to be completed in the second half of 2007. These charges and cost increases drove the segment’s operating margin (as a percentage of revenues) down to 4.2% in the first half of 2007, as compared to 5.3% in the first half of 2006.
     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues.
Backlog
     Our firm backlog was approximately $2.04 billion at June 30, 2007 and $1.79 billion at December 31, 2006. We expect approximately $500 million of the June 30, 2007 firm backlog to be recognized as revenue during the remainder of 2007. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.
     Total backlog was $4.02 billion at June 30, 2007 and $3.43 billion at December 31, 2006. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources
Cash Flow from Operating Activities
     Cash flow from operating activities in the first half of 2007 was $29.3 million as compared to $63.9 million in the first half of 2006. The decrease in 2007 as compared to 2006 was primarily due to a $44.7 million reduction in cash flows resulting from changes in assets and liabilities. Cash from operations in the first six months of 2007 included a $21.9 million net reduction due to a change in assets and liabilities, that was primarily comprised of a $28.0 million increase in receivables and a $17.3 million decrease in deferred revenues, partially offset by a $16.4 million increase in accounts payable and accrued expenses. The increase in receivables was driven by the growth in contract activity and related revenues in 2007.
Cash Flow from Investing Activities
     In the first half of 2007, we spent $8.1 million for capital expenditures, as compared to $9.7 million in the first half of 2006. This decrease primarily related to the 2006 expenditures on equipment and the expansion of our manufacturing facility to support growth in our satellites and space systems segment.
Cash Flow from Financing Activities
     During the first half of 2007 and 2006, we received $7.0 million and $7.6 million, respectively, from stock option and warrant exercises and employee stock plan purchases of common stock.
     During the first half of 2007 and 2006, we repurchased and retired 0.5 million and 1.1 million shares of our common stock at a cost of $10.0 million and $16.2 million, respectively.
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

     We have filed a shelf registration statement with the Securities and Exchange Commission, which is currently effective, providing for the resale by the holders of the convertible notes and the shares of our common stock issuable upon conversion of the convertible notes.
     The fair value of our 2.4375% convertible notes at June 30, 2007 was estimated at approximately $152.8 million, based on market trading activity.
     Senior Credit Facility – We have a $50.0 million senior credit facility (the “Credit Facility”) with the option to increase the amount of the Credit Facility up to $100 million to the extent that any one or more lenders commits to be a lender for such amount. Loans under the Credit Facility bear interest at LIBOR plus a margin ranging from 1.5% to 2.25% or at a prime rate plus a margin ranging from zero to 0.75%, with the applicable margin in each case varying according to our ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Credit Facility is collateralized by our intellectual property and accounts receivable. Up to $40.0 million of the Credit Facility may be reserved for letters of credit. As of June 30, 2007, there were no borrowings under the Credit Facility, although $16.4 million of letters of credit were issued under the Credit Facility. Accordingly, as of June 30, 2007, $33.6 million of the Credit Facility was available for borrowing.
     Debt Covenants – Our Credit Facility contains covenants limiting our ability to, among other things, incur additional debt, pay cash dividends, make investments, redeem or repurchase Orbital stock, enter into transactions with affiliates, merge or consolidate with others and dispose of assets or create liens on assets. In addition, the Credit Facility contains financial covenants with respect to leverage, secured leverage, fixed charge coverage, consolidated net worth and the ratio of accounts receivable to senior secured indebtedness. As of June 30, 2007, we were in compliance with all of these covenants.
Available Cash and Future Funding
     At June 30, 2007, we had $219.4 million of unrestricted cash and cash equivalents. Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our Credit Facility. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
     In May 2007, we announced that our Board of Directors authorized the purchase of up to $50 million of our outstanding common stock over a 12-month period. We repurchased 0.5 million shares of our common stock for $10 million during the second quarter of 2007. We may purchase up to an additional $40 million of our common stock over the period through May 2008.

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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our financial position and results of operations.

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
Foreign Currency Exchange Rate Risk
     We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars. At June 30, 2007, we had $3.0 million of receivables denominated in Japanese yen and $3.2 million denominated in Singapore dollars.
     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At June 30, 2007, we had no material foreign currency forward exchange contracts.
Interest Rate Risk
     We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents. As of June 30, 2007, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our convertible debt at June 30, 2007 was $152.8 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.
     We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.
     We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $6.7 million at June 30, 2007. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.

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

On May 26, 2005, the United States Attorney’s Office for the District of Arizona informed the us of an investigation involving suspected violations of government contracting laws and regulations in connection with certain U.S. government launch vehicle programs.

In March 2007, we were advised by the Civil Division of the Department of Justice (“DoJ”) that we are named as a defendant in a lawsuit brought by a former employee and filed under seal in February 2005, in the United States District Court for the District of Arizona, under the qui tam provisions of the civil False Claims Act, which permit an individual to bring suit in the name of the United States and share in any recovery. Since then, the Court has unsealed the matter.

The complaint alleges that our Launch Systems Group submitted false and fraudulent claims for payment to the U.S. government allegedly by misclassifying and mischarging costs and by engaging in defective pricing. These allegations also underlie the ongoing government investigation. The complaint asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and we are liable to the United States for three times the amount of the alleged damages, civil penalties of up to $10,000 for each false claim and punitive damages.

DoJ has not decided whether to intervene in the qui tam matter, and is continuing its investigation. The individual plaintiff has indicated that he intends to pursue the lawsuit, although we have not been served with the complaint.

We are cooperating fully with the U.S. government authorities in connection with their investigation, and management strongly supports and is committed to the U.S. government’s procurement integrity processes. We cannot predict whether the government ultimately will conclude that there have been violations by us of any federal contracting laws, policies or procedures, or any other applicable laws, or whether the former employee will prevail in the lawsuit, if he pursues it. The outcome of any such proceedings could subject us to criminal, civil and/or administrative penalties and up to treble damages depending on the nature of such violations, which could have a material adverse effect on our financial condition and/or results of operations.

From time to time, we are party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, an adverse outcome to such legal matters would not have a material adverse effect on our results of operations or financial condition.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our repurchase of common stock during the quarter ended June 30, 2007.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share	Programs [1]	Programs [1]
April 1, 2007 to April 30, 2007	—	—	—	—
May 1, 2007 to May 31, 2007	—	—	—	—
June 1, 2007 to June 30, 2007	499,254	$20.03	499,254	$40,000,000
TOTAL	499,254	$20.03	499,254	$40,000,000

(1)	On May 2, 2007, we announced the company’s plan, subject to certain conditions, to repurchase up to an aggregate of $50 million of outstanding common stock. This plan expires on May 2, 2008. All purchases made during the quarter ended June 30, 2007 were made under this plan in open market transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the company was held on April 26, 2007.

(b) Election of five directors, each serving for a three-year term ending in 2010:

Edward F. Crawley
Votes: For:	42,276,507
Withheld:	11,799,654

Lennard A. Fisk
Votes: For:	51,755,628
Withheld:	2,320,533

Ronald T. Kadish
Votes: For:	42,249,333
Withheld:	11,826,828

Garrett E. Pierce
Votes: For:	52,571,656
Withheld:	1,504,505

David W. Thompson
Votes: For:	51,737,293
Withheld:	2,338,868

Directors whose terms expire in 2008:

Daniel J. Fink Robert J. Hermann Janice I. Obuchowski Frank L. Salizzoni
Directors whose terms expire in 2009:

Robert M. Hanisee James G. Roche Harrison H. Schmitt James R. Thompson Scott L. Webster

(c)	The following is a brief description of the other matter voted on at the meeting and the number of votes cast for, against or abstaining from the matter:

Ratification of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

Votes: For:	53,561,496
Against:	488,243
Abstain:	26,421
     ITEM 5. OTHER INFORMATION
               Not applicable.
     ITEM 6. EXHIBITS
(a)	Exhibits — A complete listing of exhibits required is given in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION
DATED: July 26, 2007	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: July 26, 2007	By:	/s/ Garrett E. Pierce
Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Indenture dated as of December 13, 2006, by and between Orbital Sciences Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on December 13, 2006).

4.3	Form of 2.4375% Convertible Senior Subordinated Note due 2027 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on December 13, 2006).

4.4	Registration Rights Agreement dated as of December 13, 2006, by and among Orbital Sciences Corporation, Wachovia Capital Markets, LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 to the company’s Current Report on Form 8-K filed on December 13, 2006).

Exhibit No.	Description

4.5	Rights Agreement dated as of October 22, 1998, by and between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.6	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

4.7	Indenture, dated as of July 10, 2003, by and between Orbital Sciences Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on July 18, 2003).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).