Form 10-Q
period 2007-09-30
ORBITAL SCIENCES CORP /DE/
filed 2007-10-26
CIK 820736

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 23, 2007, 59,017,685 shares of the registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2007	2006
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$197,752	$199,751
Marketable securities	34,500	—
Restricted cash	5,984	5,984
Receivables, net	189,015	165,235
Inventories, net	30,278	30,053
Deferred income taxes, net	48,028	42,880
Other current assets	4,813	5,810

Total current assets	510,370	449,713

Property, plant and equipment, net	93,327	93,662
Goodwill	55,551	55,551
Deferred income taxes, net	109,706	135,701
Other non-current assets	9,908	9,349

Total assets	$778,862	$743,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$551
Accounts payable and accrued expenses	148,591	122,421
Deferred revenues	57,800	81,704

Total current liabilities	206,391	204,676
Long-term obligations, net of current portion	143,750	143,750

Total liabilities	350,141	348,426

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 58,943,957 and 58,914,991 shares outstanding, respectively	589	589
Additional paid-in capital	559,098	566,887
Accumulated deficit	(130,966)	(171,926)

Total stockholders’ equity	428,721	395,550

Total liabilities and stockholders’ equity	$778,862	$743,976

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Quarters Ended September 30,
	2007	2006
		(As Adjusted)
Revenues	$289,456	$197,840
Cost of goods sold	241,541	159,991

Gross profit	47,915	37,849

Research and development expenses	4,297	2,559
Selling, general and administrative expenses	20,382	20,177

Income from operations	23,236	15,113

Interest expense	(1,341)	(3,097)
Interest income and other	3,497	2,703

Income before income taxes	25,392	14,719
Provision for income taxes	(9,714)	(6,189)

Net income	$15,678	$8,530

Basic net income per share	$0.26	$0.14

Diluted net income per share	$0.26	$0.14

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Nine Months Ended September 30,
	2007	2006
		(As Adjusted)
Revenues	$790,951	$587,015
Cost of goods sold	656,835	472,891

Gross profit	134,116	114,124

Research and development expenses	11,723	7,261
Selling, general and administrative expenses	60,092	59,033

Income from operations	62,301	47,830

Interest expense	(3,606)	(9,287)
Interest income and other	9,563	8,329

Income before income taxes	68,258	46,872
Provision for income taxes	(27,298)	(19,586)

Net income	$40,960	$27,286

Basic net income per share	$0.69	$0.48

Diluted net income per share	$0.67	$0.44

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
		(As Adjusted)
Cash Flows From Operating Activities:
Net income	$40,960	$27,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,580	11,055
Deferred taxes	20,847	14,870
Stock-based compensation and other	2,793	6,601
Changes in assets and liabilities	(20,977)	30,245

Net cash provided by operating activities	56,203	90,057

Cash Flows From Investing Activities:
Capital expenditures	(12,610)	(14,513)
Purchases of marketable securities	(256,205)	(79,000)
Sales of marketable securities	221,705	79,000
Change in cash restricted for letters of credit, net	—	313

Net cash used in investing activities	(47,110)	(14,200)

Cash Flows From Financing Activities:
Payments on long-term obligations	(551)	(56)
Repurchase of common stock	(25,000)	(16,208)
Net proceeds from issuances of common stock	10,277	11,114
Fees paid for new credit facility	(578)	—
Tax benefit of share-based compensation	4,760	3,473

Net cash used in financing activities	(11,092)	(1,677)

Net change in cash and cash equivalents	(1,999)	74,180

Cash and cash equivalents, beginning of period	199,751	158,849

Cash and cash equivalents, end of period	$197,752	$233,029

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small rockets and space systems for commercial, military and civil government customers. The company’s primary products are satellites and launch vehicles, including low Earth-orbit, geosynchronous Earth-orbit and planetary spacecraft for communications, remote sensing, scientific and defense missions; human-rated space systems for Earth-orbit, lunar and other missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. Orbital also offers space-related technical services to government agencies and develops and builds software-based transportation management systems for public transit agencies and private vehicle fleet operators.
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
     Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results expected for the full year.
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

	Quarter Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Revenues
As previously reported	$197,812	$586,924
As adjusted	$197,840	$587,015
Cost of goods sold
As previously reported	$159,989	$473,111
As adjusted	$159,991	$472,891
Income before income taxes
As previously reported	$14,693	$46,560
As adjusted	$14,719	$46,872
Provision for income taxes
As previously reported	$6,178	$19,457
As adjusted	$6,189	$19,586
Net income
As previously reported	$8,515	$27,103
As adjusted	$8,530	$27,286
Basic net income per share
As previously reported	$0.14	$0.47
As adjusted	$0.14	$0.48
Diluted net income per share
As previously reported	$0.14	$0.43
As adjusted	$0.14	$0.44

As of
December 31, 2006
Receivables, net
As previously reported	$165,755
As adjusted	$165,235
Property, plant and equipment, net
As previously reported	$92,878
As adjusted	$93,662
Deferred income taxes, net
As previously reported	$136,484
As adjusted	$135,701
Accounts payable and accrued expenses
As previously reported	$124,170
As adjusted	$122,421
Accumulated deficit
As previously reported	$(173,157)
As adjusted	$(171,926)

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
     The primary products and services from which the company’s reportable segments derive revenues are:
•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into low Earth- orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used for communications or to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to demonstrate new space technologies, to collect imagery and other remotely-sensed data about the Earth and to enable national security applications, and human-rated space systems for Earth orbit, lunar and other missions.

•	Transportation Management Systems. Software-based transportation management systems for public transit agencies and private vehicle fleet operators.
     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended Sept. 30,			Nine Months Ended Sept. 30,
	2007	2006		2007	2006
Launch Vehicles:
Revenues	$100,337	$71,204	(1)	$290,738	$230,335	(1)
Operating income	10,489	7,610	(1)	28,882	25,496	(1)
Identifiable assets	112,284	116,779	(1)(2)	112,284	116,779	(1)(2)
Capital expenditures	643	464		2,859	2,737
Depreciation	1,508	1,318	(1)	4,147	3,919	(1)
Satellites and Space Systems:
Revenues(3)	$175,947	$117,917		$466,547	$333,415
Operating income	11,424	7,110		31,148	21,030
Identifiable assets	208,501	185,566	(1)(2)	208,501	185,566	(1)(2)
Capital expenditures	2,386	3,272		5,660	9,752
Depreciation	1,865	1,623		5,561	4,476
Transportation Management Systems:
Revenues	$13,817	$9,450		$36,149	$26,754
Operating income	1,323	615		2,271	1,526
Identifiable assets	21,851	18,107	(1)(2)	21,851	18,107	(1)(2)
Capital expenditures	316	222		555	501
Depreciation	136	140		432	436
Corporate and Other:
Revenues(3)	$(645)	$(731)		$(2,483)	$(3,489)
Operating income	—	(222)		—	(222)
Identifiable assets	436,226	423,524	(1)(2)	436,226	423,524	(1)(2)
Capital expenditures	1,144	820		3,536	1,523
Depreciation	963	714		2,440	2,224
Consolidated:
Revenues	$289,456	$197,840	(1)	$790,951	$587,015	(1)
Operating income	23,236	15,113	(1)	62,301	47,830	(1)
Identifiable assets	778,862	743,976	(1)(2)	778,862	743,976	(1)(2)
Capital expenditures	4,489	4,778		12,610	14,513
Depreciation	4,472	3,795	(1)	12,580	11,055	(1)

(1)	As adjusted.

(2)	As of December 31, 2006.

(3)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and space systems revenues include $0.4 million of intersegment revenues in both of the quarters ended September 30, 2007 and 2006, and include $1.6 million and $2.2 million of intersegment revenues in the nine months ended September 30, 2007 and 2006, respectively.

(5) Marketable Securities
     Periodically the company invests in securities with maturities of 90 days or less, which are classified as cash equivalents, and other securities, which are classified as marketable securities. At September 30, 2007, the company held $34.5 million of auction rate securities that were classified and accounted for as available for sale, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities have long-term nominal maturities of 18 years or greater with interest rates that are reset periodically through an auction process that is typically held every 28 days. During the third quarter of 2007, the auctions with respect to these securities were not completed. Management intends to hold these securities and expects that these securities will be liquidated in orderly transactions within the next 12 months and accordingly, has classified them as current assets on the balance sheet.
     At September 30, 2007, based upon management’s estimates, the fair value of marketable securities approximated cost and as such, no unrealized gains or losses were recorded in other comprehensive income. There were no realized gains or losses from marketable securities sales in 2007 or 2006. To the extent that there is a future other-than-temporary decline in the fair value of the securities, the company would record an expense in the period in which the loss occurs. In determining whether an other-than-temporary decline in market value has occurred, management considers the duration that, and the extent to which, the fair value of the investment is below its cost. There can be no assurance that future changes in market value will not occur.
(6) Receivables
     Receivables consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Billed	$62,736	$45,519
Unbilled	126,394	119,831	(1)
Allowance for doubtful accounts	(115)	(115)

Total	$189,015	$165,235	(1)

(1)	As adjusted.
     As of September 30, 2007 and December 31, 2006, unbilled receivables included $15.9 million and $16.4 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria. Additionally, some satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. As of September 30, 2007 and December 31, 2006, up to $41.8 million and $37.2 million, respectively, of revenues recognized under such contracts could be reversed if satellite performance criteria were not met. The company generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

(7) Inventories
     Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Inventories	$31,246	$30,871
Allowance for inventory obsolescence	(968)	(818)

Total	$30,278	$30,053

     Substantially all of the company’s inventory consisted of component parts and raw materials.
(8) Earnings Per Share
     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarter Ended	Quarter Ended
	September 30, 2007	September 30, 2006
Weighted average of outstanding shares for basic EPS	59,176	60,390
Dilutive effect of outstanding stock options, units and warrants	1,698	2,471

Shares for diluted EPS	60,874	62,861

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Weighted average of outstanding shares for basic EPS	59,249	57,272
Dilutive effect of outstanding stock options, units and warrants	1,749	5,346

Shares for diluted EPS	60,998	62,618

     In the third quarter of 2007 and 2006, diluted weighted-average shares outstanding excluded the effect of approximately 0.4 million and 0.5 million, respectively, of stock options that were anti-dilutive. In the first nine months of 2007 and 2006, diluted weighted-average shares outstanding excluded the effect of approximately 0.4 million and 0.7 million, respectively, of stock options that were anti-dilutive. In the third quarter and first nine months of 2007, diluted weighted-average shares outstanding also excluded the effect of the company’s $143.8 million of 2.4375% convertible senior subordinated notes that were anti-dilutive (see Note 10).
(9) Comprehensive Income
     Comprehensive income in the quarters and nine months ended September 30, 2007 and 2006 was equal to net income. Accumulated other comprehensive income as of September 30, 2007 and December 31, 2006 was $0.

(10) Debt
     As of September 30, 2007 and December 31, 2006, the company had $143.8 million of 2.4375% convertible notes due in January 2027, with interest due semi-annually. The fair value of the company’s convertible notes at September 30, 2007 and December 31, 2006 was estimated at $162.1 million and $146.3 million, respectively, based on recent market trading activity.
Convertible Notes
     On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15. Under certain circumstances, the convertible notes are convertible into cash, or a combination of cash and common stock at the company’s election, based on an initial conversion rate of 40.8513 shares of the company’s common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share).
     At any time on or after January 21, 2014, the convertible notes are subject to redemption at the option of Orbital, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date.
     Holders of the convertible notes may require the company to repurchase the convertible notes, in whole or in part, on January 15, 2014, January 15, 2017 or January 15, 2022, or, if a “fundamental change” (as such term is defined in the indenture governing the convertible notes) occurs, for cash equal to 100% of the principal amount of the convertible notes, plus any unpaid interest, if any, accrued to the redemption date.
     The company has filed a shelf registration statement with the Securities and Exchange Commission, which is currently effective, providing for the resale by the holders of the convertible notes and the shares of its common stock issuable upon conversion of the convertible notes.
Credit Facility
     In August 2007, the company entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”) with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such amount. The Credit Facility replaced the company’s former $50 million credit agreement, which was terminated in August 2007. Loans under the Credit Facility bear interest at LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or at the election of the company, at a prime rate. The Credit Facility is secured by substantially all of the company’s assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of September 30, 2007, there were no borrowings under the Credit Facility, although $18.8 million of letters of credit were issued under the Credit Facility. Accordingly, as of September 30, 2007, $81.2 million of the Credit Facility was available for borrowings.

Debt Covenants
     Orbital’s Credit Facility contains covenants limiting the company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Facility contains financial covenants requiring the Company to maintain a total leverage ratio of not more than 4.5 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. As of September 30, 2007, the company was in compliance with all of these covenants.
(11) Income Taxes
     On January 1, 2007, the company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). There was no material effect on the company’s financial statements associated with the adoption of FIN 48.
     At September 30, 2007 and December 31, 2006, the company had approximately $8.0 million of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded. The company does not expect the unrecognized tax benefit to change in the next year.
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

(12) Stock-Based Compensation
     The following tables summarize information related to stock-based compensation transactions (dollars in millions, except per-option and per-unit average values):

	Restricted Stock Units		Stock Options
		Weighted			Weighted
		Average		Weighted	Average
		Measurement		Average	Remaining
	Number of	Date	Number of	Exercise	Contractual
	Units	Fair Value	Options	Price	Term (Years)
Outstanding at December 31, 2006	1,141,723	$15.34	4,579,513	$10.81
Granted(1)	493,730	23.15	—	—
Exercised	—	—	(867,638)	10.42
Vested	(462,539)	14.83	—	—
Forfeited	(23,792)	15.97	(4,937)	9.79
Expired	—	—	(28,035)	19.43

Outstanding at September 30, 2007	1,149,122	$18.89	3,678,903	$11.62	4.17

(1)	The fair value of restricted stock unit grants is determined based on the quoted market price of Orbital’s common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures.

	Quarter Ended	Quarter Ended
	September 30, 2007	September 30, 2006
Total stock-based compensation expense recognized	$2.1	$1.8
Income tax benefit related to stock-based compensation expense recognized	0.7	0.6
Total intrinsic value of options exercised, computed as the market price on the exercise date less the price paid to exercise the options	2.0	3.4
Cash received from exercise of options	2.6	2.7
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	2.3	1.5

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Total stock-based compensation expense recognized	$5.6	$5.9
Income tax benefit related to stock-based compensation expense recognized	1.9	2.0
Total intrinsic value of options exercised, computed as the market price on the exercise date less the price paid to exercise the options	8.4	10.0
Cash received from exercise of options	9.0	9.8
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	4.8	3.5

As of
September 30, 2007
Shares of common stock available for grant under the company’s stock-based incentive plans	1,369,329

Aggregate intrinsic value of restricted stock units that are expected to vest	$25.6
Unrecognized compensation cost related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 2.03 years	16.9
Aggregate intrinsic value of stock options outstanding, all fully vested	39.1

(13) Commitments and Contingencies
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
Litigation
     In May 2005, the United States Attorney’s Office for the District of Arizona informed the company of an investigation involving suspected violations of government contracting laws and regulations in connection with certain U.S. government launch vehicle programs.
     Earlier this year, the company was advised by the Civil Division of the Department of Justice (“DoJ”) that it had been named as a defendant in a lawsuit brought by a former employee and filed under seal on February 23, 2005, in the United States District Court for the District of Arizona, under the qui tam provisions of the civil False Claims Act, which permit an individual to bring suit in the name of the United States and share in any recovery. The Court subsequently unsealed the matter and during the third quarter of 2007, the complaint was served on the company. The matter is captioned United States of America ex rel. W. Austin Sallade v. Orbital Sciences Corporation.
     The complaint alleges that the company’s Launch Systems Group submitted false and fraudulent claims for payment to the U.S. government allegedly by misclassifying and mischarging costs and by engaging in defective pricing. These allegations also underlie the ongoing government investigation. The complaint asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and that the company is liable to the United States for three times the amount of the alleged damages, civil penalties of up to $10,000 for each false claim and punitive damages. Orbital has devoted significant time and resources to investigate the issues raised by the complaint and, while the company cannot predict the outcome of any litigation, the company believes it has strong substantive defenses to all of the claims. Orbital is vigorously defending this lawsuit.

     DoJ has not decided whether to intervene in the qui tam matter, and is continuing its investigation. Orbital strongly supports and is committed to the U.S. government’s procurement integrity processes. The company is cooperating fully with the U.S. government authorities in connection with their investigation. The company cannot predict whether the government ultimately will conclude that there have been any violations by the company of any federal contracting laws, policies or procedures, or any other applicable laws, or whether the plaintiff will prevail in the lawsuit. The outcome of the government investigation could subject the company to criminal, civil and/or administrative penalties and up to treble damages depending on the nature of such violations, which could have a material adverse effect on the company’s financial condition and/or results of operations.
     In addition, from time to time the company is party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, an adverse outcome to such legal matters would not have a material adverse effect on the company’s results of operations or financial condition.
(14) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The company is currently evaluating the potential impact of SFAS No. 157 on its financial position and results of operations.
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
     We develop and manufacture small rockets and space systems for commercial, military and civil government customers. Our primary products are satellites and launch vehicles, including low Earth-orbit, geosynchronous Earth-orbit and planetary spacecraft for communications, remote sensing, scientific and defense missions; human-rated space systems for Earth-orbit, lunar and other missions; ground- and air-launched rockets that deliver satellites into orbit; and missile defense systems that are used as interceptor and target vehicles. We also offer space-related technical services to government agencies and develop and build software-based transportation management systems for public transit agencies and private vehicle fleet operators.
Consolidated Results of Operations for the Quarters and Nine Months Ended
September 30, 2007 and 2006
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
     Revenues – Our third quarter 2007 revenues were $289.5 million, up 46% compared to third quarter 2006 revenues of $197.8 million due to increased revenues in all business segments. Satellites and space systems segment revenues increased $58.0 million, or 49%, driven by contract activity on the Orion human spacecraft program for NASA which began in late 2006, and growth in the communications satellites product line that was mainly due to activity on recently awarded contracts. Launch vehicles segment revenues increased $29.1 million, or 41%, principally due to higher target and interceptor vehicle revenues driven by increased contract activity on several missile defense programs. Transportation management systems segment revenues increased $4.4 million, or 46%, largely due to an increase in product sales supporting follow-on and replacement demand for public transit fleet management systems.

     For the first nine months of 2007, we reported $791.0 million in revenues, up 35% compared to the same period last year due to increased revenues in all business segments. Satellites and space systems segment revenues increased $133.1 million, or 40%, driven by contract activity on the Orion program which began in late 2006 and growth in the communications satellites product line mainly due to activity on recently awarded contracts. Launch vehicles segment revenues increased $60.4 million, or 26%, primarily due to the same factors that drove the increase in quarterly results discussed above, most notably higher target vehicle product line revenue. Transportation management systems segment revenues increased $9.4 million, or 35%, primarily due to an increase in product sales supporting follow-on and replacement demand for fleet management systems.
     Gross Profit - Our consolidated gross profit was $47.9 million in the third quarter of 2007, a 27% increase compared to $37.8 million in the third quarter of 2006. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.
     The gross profit increase in the third quarter of 2007 as compared to the third quarter of 2006 was due to a $5.8 million, or 31%, increase in our satellites and space systems segment, a $3.1 million, or 19%, increase in our launch vehicles segment and a $1.3 million, or 60%, increase in our transportation management systems segment. The increase in gross profit in our satellites and space systems segment was principally due to higher revenues and profits, driven by increased contract activity in the third quarter of 2007 on the Orion program and new communications satellite programs. The increase in launch vehicles segment gross profit was primarily due to higher target and interceptor vehicle revenues and profits driven by increased activity on several missile defense programs. The increase in our transportation management systems segment was largely attributable to the increase in product sales mentioned above.
     Gross profit in the first nine months of 2007 increased $20.0 million, or 18%, to $134.1 million, compared to $114.1 million in the first nine months of 2006. This increase was due to a $14.4 million, or 26%, increase in our satellites and space systems segment, a $3.1 million, or 6%, increase in our launch vehicles segment and a $2.5 million, or 43%, increase in our transportation management systems segment. The increases in gross profit in each of our business segments were primarily attributable to the same factors described above that drove quarterly results.

     Research and Development Expenses - Research and development expenses are comprised of our self-funded product research and development activities and exclude direct customer-funded development activities. Research and development expenses were $4.3 million, or 1% of revenues, and $2.6 million, or 1% of revenues, in the third quarter of 2007 and 2006, respectively. In the first nine months of 2007, research and development expenses were $11.7 million, or 1% of revenues, compared to $7.3 million, or 1% of revenues, in the first nine months of 2006. These expenses related primarily to the development of enhanced launch vehicles and satellites, as well as improved product development initiatives in our transportation management systems segment. We are currently conducting research and evaluating the merits of a major new product development program to increase the payload capacity of our space launch vehicle platforms to include a medium-capacity rocket called Taurus II. The quarterly and year-to-date increases in research and development expenses were primarily related to Taurus II research costs.
     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $20.4 million, or 7% of revenues, and $20.2 million, or 10% of revenues, in the third quarter of 2007 and 2006, respectively. Selling, general and administrative expenses were $60.1 million, or 8% of revenues, and $59.0 million, or 10% of revenues, in the first nine months of 2007 and 2006, respectively.
     Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs. Selling, general and administrative expenses remained relatively constant in both the third quarter and first nine months of 2007 compared to the same periods in 2006, while revenues increased significantly during these periods. In the third quarter of 2007, selling, general and administrative expenses included a $0.6 million increase in bid, proposal and marketing expenses and higher business segment general and administrative expenses compared to the third quarter of 2006, largely offset by a reduction in professional fees. In the first nine months of 2007, selling, general and administrative expenses included higher personnel costs compared to the same period of 2006, partially offset by a $2.2 million decrease in bid, proposal and marketing expenses. The decline in bid, proposal and marketing expenses was largely due to certain major contract proposal activities in 2006 that did not recur in 2007.
     Interest Expense - Interest expense for the third quarter and first nine months of 2007 decreased to $1.3 million and $3.6 million, respectively, compared to $3.1 million and $9.3 million, respectively, in the same periods in 2006. The reduction in interest expense is due to the lower interest rate on our long-term debt as a result of Orbital’s December 2006 refinancing transaction, discussed below under “Liquidity and Capital Resources.”
     Interest Income and Other - Interest income and other was $3.5 million in the third quarter of 2007, compared to $2.7 million in the third quarter of 2006, and was $9.6 million in the first nine months of 2007, compared to $8.3 million in the first nine months of 2006. Interest income and other consists primarily of interest income on short-term invested cash balances.

     Income Taxes - We recorded income tax expense of $9.7 million and $6.2 million in the third quarter of 2007 and 2006, respectively, and $27.3 million and $19.6 million in the first nine months of 2007 and 2006, respectively. The effective income tax rate was 40.0% and 41.8% in the first nine months of 2007 and 2006, respectively. The decrease in the effective tax rate is primarily due to the recognition of research and development tax credits in 2007.
     On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). As discussed in Note 11 to the accompanying financial statements, there was no material effect on our consolidated financial statements associated with the adoption of FIN 48.
     Net Income - Our net income for the third quarter of 2007 was $15.7 million, compared to net income of $8.5 million in the third quarter of 2006. Net income for the first nine months of 2007 was $41.0 million, compared to $27.3 million in the same period in 2006.
Segment Results
     Our products and services are grouped into three reportable segments: (i) launch vehicles, (ii) satellites and space systems and (iii) transportation management systems. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended Sept. 30,			Nine Months Ended Sept. 30,
	2007	2006		2007	2006
Revenues:
Launch Vehicles	$100,337	$71,204	(1)	$290,738	$230,335	(1)
Satellites and Space Systems	175,947	117,917		466,547	333,415
Transportation Management Systems	13,817	9,450		36,149	26,754
Corporate and Other	(645)	(731)		(2,483)	(3,489)

Total	$289,456	$197,840	(1)	$790,951	$587,015	(1)

Income from Operations:
Launch Vehicles	$10,489	$7,610	(1)	$28,882	$25,496	(1)
Satellites and Space Systems	11,424	7,110		31,148	21,030
Transportation Management Systems	1,323	615		2,271	1,526
Corporate and Other	—	(222)		—	(222)

Total	$23,236	$15,113	(1)	$62,301	$47,830	(1)

(1)	As adjusted.

Third Quarter 2007 Compared with Third Quarter 2006
     Launch Vehicles - Launch vehicles segment revenues increased 41% due to revenue increases in the interceptor and target launch vehicles product lines, partially offset by a decrease in space launch vehicle product line revenues. In our interceptor launch vehicles product line, which accounted for 54% and 57% of total launch vehicles segment revenues in the third quarter of 2007 and 2006, respectively, we are developing and manufacturing the midcourse-phase Orbital Boost Vehicle (“OBV”), directed by the U.S. Missile Defense Agency (“MDA”) and designed to defend the United States against long-range ballistic missile attacks. We are also developing the boost vehicle for the Kinetic Energy Interceptor (“KEI”) program, the next generation missile defense interceptor, also under direction by MDA. Revenues from the interceptor launch vehicles product line increased $14.1 million primarily due to a ramp-up of the development efforts on a demonstration vehicle test scheduled for late 2008 on the KEI program and an increase in OBV revenue due to increased program activity in the third quarter of 2007. Revenues in the target launch vehicles product line increased $18.9 million due to increased design and production activity on our ballistic missile target programs that support missile defense systems testing and increased production on our Coyote supersonic ramjet vehicle program for the U.S. Navy. Space launch vehicle product line revenues decreased $3.7 million due to a reduction in Pegasus and Minotaur program activity, partially offset by higher levels of activity on Taurus programs.
     Operating income in the launch vehicles segment increased 38% for the third quarter of 2007 due to operating profit increases in the interceptor and target launch vehicles product lines, partially offset by a decrease in space launch vehicle product line revenues. Operating income from interceptor launch vehicles continued to be the largest contributor to this segment’s operating income, with 62% and 49% of total segment operating income in the third quarter of 2007 and 2006, respectively. Interceptor launch vehicle operating income increased quarter-over-quarter due to increases in both the OBV and KEI programs due to increased program activity and the favorable impact of improved indirect expense rates. Operating income from our target launch vehicle product line increased consistent with higher revenues driven by increased activity levels on our ballistic missile target programs and our Coyote supersonic ramjet vehicle program. Operating income from space launch vehicles decreased consistent with lower Minotaur and Pegasus revenues due to lower program activity levels and an unfavorable adjustment on a Pegasus contract due to cost growth. The Pegasus cost growth is largely due to lower overall Pegasus activity in 2007 resulting in a higher allocation of certain fixed costs.
     This segment’s operating margin (as a percentage of revenues) decreased slightly to 10.5% in the third quarter of 2007, compared to 10.7% in the third quarter of 2006, largely due to the Pegasus contract adjustment discussed previously and growth in the target launch vehicles product line, which had a somewhat lower-than-average margin for the segment.

     Satellites and Space Systems - Satellites and space systems segment revenues increased 49% primarily as a result of contract activity on the Orion human spacecraft program for NASA which began in late 2006 and growth in communications satellites revenues that was mainly due to activity on recently awarded contracts. The Orion program entails the development and manufacture of a launch abort system for NASA’s Orion Crew Exploration Vehicle. Orion program revenues grew to 26% of total segment revenues in the third quarter of 2007. The communications satellites product line was the largest contributor to revenues in this segment, accounting for 52% and 54% of total segment revenues in the third quarter of 2007 and 2006, respectively. There were twelve commercial communications satellites in various stages of completion throughout the third quarter of 2007 that are being built for leading satellite operators worldwide, as compared to eight in various stages of completion throughout the third quarter of 2006. Partially offsetting these increases, revenues from the science, technology and defense satellites product line declined due to certain programs nearing completion.
     Operating income in the satellites and space systems segment increased 61%, primarily due to increased contract activity on the Orion program and significant growth in the communications satellites product line, partially offset by lower operating income from the science, technology and defense satellites product line. Operating income from the science, technology and defense satellites product line in the third quarter of 2007 included an unfavorable profit adjustment pertaining to cost growth on a contract. Communications satellites operating income accounted for 56% and 26% of total segment operating income in the third quarter of 2007 and 2006, respectively. The increase in communications satellites operating income was driven by the substantial growth in program activity as well as a substantial improvement in this product line’s profit margin in 2007.
     This segment’s operating margin (as a percentage of revenues) was 6.5% in the third quarter of 2007, compared to 6.0% in the third quarter of 2006, driven by the substantial operating margin improvement in the communications satellites product line mentioned above.
     Transportation Management Systems - Transportation management systems segment revenues increased 46% primarily due an increase in product sales supporting follow-on and replacement demand for public transit fleet management systems. Transportation management systems operating income increased 115% largely due to the increase in product sales. This segment’s operating margin (as a percentage of revenues) was 9.6% in the third quarter of 2007 as compared to 6.5% in the third quarter of 2006 due to higher profit margin on the product sales mentioned above, as compared to the margins on production contracts in the segment.
     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     Launch Vehicles - Launch vehicles segment revenues increased 26% due to revenue increases in the interceptor and target launch vehicles product lines, partially offset by a decrease in space launch vehicle product line revenues. Revenues from the interceptor launch vehicles product line increased $20.4 million primarily due to a ramp-up of the development efforts on a demonstration vehicle test scheduled for late 2008 on the KEI program, offset partially by a decline in OBV revenue due to a reduction in program activity in the first half of 2007. Interceptor launch vehicles revenues accounted for 53% and 58% of total launch vehicles segment revenues in the first nine months of 2007 and 2006, respectively. Revenues increased $39.6 million in the target launch vehicles product line resulting primarily from increased design and production activity on our ballistic missile target programs that support missile defense systems testing and on our Coyote supersonic ramjet vehicle program for the U.S. Navy. Space launch vehicle product line revenues increased marginally due to higher levels of activity on Taurus programs, partially offset by a reduction in Pegasus and Minotaur program activity.
     Year-to-date operating income in the launch vehicles segment increased 13%, due to operating profit increases in the interceptor and target launch vehicle product lines, partially offset by a decrease in space launch vehicle product line operating profit. Interceptor launch vehicle operating income increased year-to-date primarily due to a substantial increase in the KEI program, due to increased program activity and the impact of lower overhead expense rates. Operating income from interceptor launch vehicles continued to be the largest contributor to this segment’s operating income, with 63% and 58% of total segment operating income in the first nine months of 2007 and 2006, respectively. Operating income from our target launch vehicle product line increased significantly in line with the revenue growth from our ballistic missile target programs and our Coyote supersonic ramjet vehicle program. Operating income from space launch vehicles decreased primarily due to lower Pegasus activity and an unfavorable adjustment on a Pegasus contract due to cost growth, partially offset by higher year-to-date Taurus income consistent with higher program activity.
     This segment’s operating margin (as a percentage of revenues) was 9.9% in the first nine months of 2007, compared to 11.0% in the first nine months of 2006. The margin decline was primarily due to growth in the target launch vehicles product line, which had a lower-than-average margin for the segment.
     Satellites and Space Systems - Satellites and space systems segment revenues increased 40% principally due to increased contract activity on the Orion human spacecraft program for NASA which began in late 2006 and growth in communications satellites revenues. Communications satellites revenues accounted for 49% and 55% of total segment revenues in the first nine months of 2007 and 2006, respectively. There were twelve commercial communications satellites in various stages of completion throughout the first nine months of 2007 as compared to eight in various stages of completion throughout the first nine months of 2006. Partially offsetting these increases, revenues from the science, technology and defense satellites product line declined largely due to the completion of a contract early in 2007 and certain programs nearing completion later in 2007.

     Operating income in the satellites and space systems segment increased 48%, primarily due to the Orion program and growth in the communications satellites product line. These increases were partially offset by lower operating income from the science, technology and defense satellites product line that included an unfavorable profit adjustment pertaining to cost growth on a contract. Communications satellites operating income accounted for 43% and 35% of total segment operating income in the first nine months of 2007 and 2006, respectively. The increase in communications satellites operating income was driven by the substantial growth in program activity as well as an improvement in this product line’s profit in 2007.
     This segment’s operating margin (as a percentage of revenues) was 6.7% in the first nine months of 2007, compared to 6.3% in the first nine months of 2006. This margin increase is due primarily to improved operating margin in 2007 in our communications satellites product line.
     Transportation Management Systems - Transportation management systems segment revenues increased 35% primarily due an increase in product sales supporting follow-on and replacement demand for public transit fleet management systems. Operating income also increased primarily due to income contributed by higher product sales, offset partially by charges earlier in the year pertaining to increases in estimated costs to close out certain contracts that are expected to be completed in the near term. This segment’s operating margin (as a percentage of revenues) increased to 6.3% in the first nine months of 2007, as compared to 5.7% in the first nine months of 2006, primarily due to higher profit margin on the product sales mentioned above.
     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues.
Backlog
     Our firm backlog was approximately $1.96 billion at September 30, 2007 and $1.79 billion at December 31, 2006. We expect approximately $250 million or more of the September 30, 2007 firm backlog to be recognized as revenue during the remainder of 2007. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.
     Total backlog was $4.06 billion at September 30, 2007 and $3.43 billion at December 31, 2006. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources
Cash Flow from Operating Activities
     Cash flow from operating activities in the first nine months of 2007 was $56.2 million as compared to $90.1 million in the first nine months of 2006. The decrease in 2007 as compared to 2006 was primarily due to a $51.2 million reduction in cash flows resulting from changes in assets and liabilities. Cash from operations in the first nine months of 2007 included a $21.0 million net reduction due to a change in assets and liabilities that was primarily comprised of a $23.8 million increase in receivables and a $23.9 million decrease in deferred revenues, partially offset by a $26.2 million increase in accounts payable and accrued expenses. The increase in receivables and payables was driven by the growth in contract activity and related revenues and costs in 2007. The decrease in deferred revenues was due to activity on several contracts that had required cash receipts from customers in advance of work performed.
Cash Flow from Investing Activities
     In the first nine months of 2007, we spent $12.6 million for capital expenditures, as compared to $14.5 million in the first nine months of 2006, and we made net purchases of $34.5 million of marketable securities.
Cash Flow from Financing Activities
     During the first nine months of 2007 and 2006, we received $10.3 million and $11.1 million, respectively, from stock option exercises (and warrant exercises in 2006) and employee stock plan purchases of common stock.
     During the first nine months of 2007 and 2006, we repurchased and retired 1.2 million and 1.1 million shares of our common stock at a cost of $25.0 million and $16.2 million, respectively.
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

     Holders of the convertible notes may require us to repurchase the convertible notes, in whole or in part, on January 15, 2014, January 15, 2017 or January 15, 2022, or, if a “fundamental change” (as such term is defined in the indenture governing the convertible notes) occurs, for cash equal to 100% of the principal amount of the convertible notes, plus any unpaid interest, if any, accrued to the redemption date.
     We have filed a shelf registration statement with the Securities and Exchange Commission, which is currently effective, providing for the resale by the holders of the convertible notes and the shares of our common stock issuable upon conversion of the convertible notes.
     The fair value of our 2.4375% convertible notes at September 30, 2007 was estimated at approximately $162.1 million, based on market trading activity.
     Credit Facility – In August 2007, we entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”) with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such amount. The Credit Facility replaced our former $50 million credit agreement, which was terminated in August 2007. Loans under the Credit Facility bear interest at LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or at our election, at a prime rate. The Credit Facility is secured by substantially all of our assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of September 30, 2007, there were no borrowings under the Credit Facility, although $18.8 million of letters of credit were issued under the Credit Facility. Accordingly, as of September 30, 2007, $81.2 million of the Credit Facility was available for borrowings.
     Debt Covenants – Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Facility contains financial covenants requiring us to maintain a total leverage ratio of not more than 4.5 to 1.0 and an interest coverage ratio of at least 3.0 to 1.0. As of September 30, 2007, we were in compliance with all of these covenants.
Available Cash and Future Funding
     At September 30, 2007, we had $197.8 million of unrestricted cash and cash equivalents. Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our Credit Facility. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

     In May 2007, we announced that our Board of Directors authorized the purchase of up to $50 million of our outstanding common stock over a 12-month period. We repurchased 1.2 million shares of our common stock for $25.0 million during the nine months ended September 30, 2007. We may purchase up to an additional $25.0 million of our common stock over the period through May 2008 pursuant to this repurchase program.
Off-Balance Sheet Arrangements
     In December 2006, we issued convertible notes with certain conversion features, as discussed above in “Liquidity and Capital Resources.” Other than in connection with our convertible notes, we do not have any material off-balance sheet arrangements, as defined by applicable securities regulations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. We are currently evaluating the potential impact of SFAS No. 157 on our financial position and results of operations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe that our market risk exposure is primarily related to changes in foreign currency exchange rates, interest rate risk and the market value of certain investments that we hold as of September 30, 2007. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.
Foreign Currency Exchange Rate Risk
     We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars. At September 30, 2007, we had $3.0 million of receivables denominated in Japanese yen and $1.9 million denominated in Singapore dollars.
     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At September 30, 2007, we had no material foreign currency forward exchange contracts.
Interest Rate Risk
     We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents. As of September 30, 2007, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our convertible debt at September 30, 2007 was $162.1 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.
     We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.
Marketable Securities
     Periodically we invest in securities with maturities of 90 days or less, which are classified as cash equivalents, and other securities, which are classified as marketable securities. At September 30, 2007, we held $34.5 million of auction rate securities that were classified and accounted for as available for sale. These securities have long-term nominal maturities of 18 years or greater with interest rates that are reset periodically through an auction process that is typically held every 28 days. During the third quarter of 2007, the auctions with respect to these securities were not completed. We intend to hold these securities and expect that these securities will be liquidated in orderly transactions within the next 12 months and accordingly, have classified them as current assets on the balance sheet.

     At September 30, 2007, based upon our estimates, the fair value of marketable securities approximated cost and as such, no unrealized gains or losses were recorded in other comprehensive income. There were no realized gains or losses from marketable securities sales in 2007 or 2006. To the extent that there is a future other-than-temporary decline in the fair value of the securities, we would record an expense in the period in which the loss occurs. In determining whether an other-than-temporary decline in market value has occurred, we consider the duration that, and the extent to which, the fair value of the investment is below its cost. There can be no assurance that future changes in market value will not occur.
Deferred Compensation Plan
     We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $6.9 million at September 30, 2007. This liability is subject to fluctuation based upon the market value of certain investment securities selected by participants to measure the market fluctuations and to measure our liability to each participant.
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

In May 2005, the United States Attorney’s Office for the District of Arizona informed us of an investigation involving suspected violations of government contracting laws and regulations in connection with certain U.S. government launch vehicle programs.

Earlier this year, we were advised by the Civil Division of the Department of Justice (“DoJ”) that we had been named as a defendant in a lawsuit brought by a former employee and filed under seal on February 23, 2005, in the United States District Court for the District of Arizona, under the qui tam provisions of the civil False Claims Act, which permit an individual to bring suit in the name of the United States and share in any recovery. The Court subsequently unsealed the matter and during the third quarter of 2007, the complaint was served on the company. The matter is captioned United States of America ex rel. W. Austin Sallade v. Orbital Sciences Corporation.

The complaint alleges that our Launch Systems Group submitted false and fraudulent claims for payment to the U.S. government allegedly by misclassifying and mischarging costs and by engaging in defective pricing. These allegations also underlie the ongoing government investigation. The complaint asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and that we are liable to the United States for three times the amount of the alleged damages, civil penalties of up to $10,000 for each false claim and punitive damages. We have devoted significant time and resources to investigate the issues raised by the complaint and, while we cannot predict the outcome of any litigation, we believe we have strong substantive defenses to all of the claims. We are vigorously defending this lawsuit.

DoJ has not decided whether to intervene in the qui tam matter, and is continuing its investigation. We strongly support and are committed to the U.S. government’s procurement integrity processes. We are cooperating fully with the U.S. government authorities in connection with their investigation. We cannot predict whether the government ultimately will conclude that there have been any violations by us of any federal contracting laws, policies or procedures, or any other applicable laws, or whether the plaintiff will prevail in the lawsuit. The outcome of the government investigation could subject us to criminal, civil and/or administrative penalties and up to treble damages depending on the nature of such violations, which could have a material adverse effect on our financial condition and/or results of operations.

In addition, from time to time we are party to certain litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, an adverse outcome to such legal matters would not have a material adverse effect on our results of operations or financial condition.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities.

The following table sets forth information regarding our repurchase of common stock during the quarter ended September 30, 2007.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share	Programs[1]	Programs[1]
July 1, 2007 to July 31, 2007	161,900	$21.59	161,900	$36,505,184
August 1, 2007 to August 31, 2007	345,100	$20.61	345,100	$29,393,869
September 1, 2007 to September 30, 2007	205,282	$21.40	205,282	$25,000,000
TOTAL	712,282	$21.06	712,282	$25,000,000

(1)	On May 2, 2007, we announced the company’s plan, subject to certain conditions, to repurchase up to an aggregate of $50 million of outstanding common stock. This plan expires on May 2, 2008. All purchases made during the quarter ended September 30, 2007 were made under this plan in open market transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits - A complete listing of exhibits required is given in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: October 26, 2007	By:	/s/ David W. Thompson

David W. Thompson Chairman and Chief Executive Officer

DATED: October 26, 2007	By:	/s/ Garrett E. Pierce

Garrett E. Pierce Vice Chairman and Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Indenture dated as of December 13, 2006, by and between Orbital Sciences Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on December 13, 2006).

4.3	Form of 2.4375% Convertible Senior Subordinated Note due 2027 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on December 13, 2006).

4.4	Registration Rights Agreement dated as of December 13, 2006, by and among Orbital Sciences Corporation, Wachovia Capital Markets, LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 to the company’s Current Report on Form 8-K filed on December 13, 2006).

Exhibit No.	Description

4.5	Rights Agreement dated as of October 22, 1998, by and between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).

4.6	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).

10.1	Credit Agreement, dated as of August 17, 2007, among Orbital Sciences Corporation, as Borrower, the Lenders and Issuers party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and Sovereign Bank, as Co-Documentation Agents, and Citigroup Global Markets Inc., as Sole Lead Book-Running Manager and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on August 23, 2007).

10.2	Pledge and Security Agreement, dated as of August 17, 2007, between Orbital Sciences Corporation and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on August 23, 2007).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).