Form 10-K
period 2007-12-31
ORBITAL SCIENCES CORP /DE/
filed 2008-02-22
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14279

ORBITAL SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1209561

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21839 Atlantic Boulevard, Dulles, Virginia	20166 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2007 was approximately $1,228,700,000. The registrant has no non-voting common equity.

As of February 20, 2008, 58,430,363 shares of the registrant’s Common Stock were outstanding.

Portions of the registrant’s definitive proxy statement to be filed on or about March 10, 2008 are incorporated by reference in Part III of this report.

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

Our primary products and services include the following:

•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used to enable global and regional communications and broadcasting, to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to demonstrate new space technologies, to collect imagery and other remotely-sensed data about the Earth and to enable national security applications.

•	Advanced Space Programs. Human-rated space systems for Earth-orbit and lunar exploration, advanced launch systems for medium-class satellites, and small satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

•	Transportation Management Systems. Software-based transportation management systems for public transit agencies and private vehicle fleet operators.

Our general strategy is to develop and expand a core integrated business of space and launch systems technologies and products, focusing on the design and manufacturing of affordable rockets, small satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors. Another part of our strategy is to seek customer contracts that will fund the development of enhancements to our existing launch vehicle and space systems product lines. As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small rockets and space systems, we believe we are well positioned to capitalize on the demand for small space-technology systems in missile defense, space-based military and intelligence operations, and commercial satellite communications programs, and to take advantage of government-sponsored initiatives for space-based scientific research and lunar and planetary exploration initiatives.

Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of two entities established in 1982 and 1983.

Our corporate headquarters are located at 21839 Atlantic Boulevard, Dulles, Virginia 20166 and our telephone number is (703) 406-5000.

Available Information

We maintain an Internet website at www.orbital.com. In addition to news and other information about our company, we make available on or through the Investor Relations section of our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the U.S. Securities and Exchange Commission.

At the Investor Relations section of our website, we have a Corporate Governance page that includes, among other things, copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each standing committee of the Board of Directors, including the Audit and Finance Committee, the Corporate Governance and Nominating Committee and the Human Resources and Compensation Committee.

Printed copies of all of the above-referenced reports and documents may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters, by telephone at (703) 406-5543 or by e-mail at investor.relations@orbital.com. All of the above-referenced reports and documents are available from us free of charge.

Description of Orbital’s Products and Services

Our products and services are grouped into four reportable business segments that are described below: launch vehicles, satellites and space systems, advanced space programs and transportation management systems. Prior to 2007, advanced space programs was aggregated and reported with satellites and space systems. However, we determined to report advanced space programs on a stand-alone basis in 2007 due to significant growth in new programs within the segment. Our business is not seasonal. Customers that accounted for 10% or more of our consolidated revenues in 2007 were DoD, Lockheed Martin Corporation (“Lockheed Martin”), NASA, SES Global S.A. (“SES”) and The Boeing Company (“Boeing”).

Launch Vehicles.  Our launch vehicles segment is involved in developing and producing interceptor launch vehicles, target launch vehicles and space launch vehicles.

Interceptor Launch Vehicles.  We develop and produce rockets that are used as interceptor launch vehicles for missile defense systems, including interceptor boosters that carry “kill vehicles” designed to defend against ballistic missile attacks. Pursuant to a contract with Boeing, we are the sole supplier of operational and test interceptor boosters for the U.S. Missile Defense Agency’s (“MDA”) Ground-based Midcourse Defense (“GMD”) program, for which our interceptor boost vehicle, a modified version of our Pegasus rocket, is being used as a major operational element in the U.S. national missile defense system. We are also developing a boost vehicle for MDA’s Kinetic Energy Interceptor (“KEI”) program. During 2007, we conducted one successful GMD interceptor flight test and delivered nine GMD boost vehicles.

Target Launch Vehicles.  We design and produce target launch vehicles used in the development and testing of missile defense systems. Our target launch vehicles include suborbital rockets and their principal subsystems, as well as payloads carried by such vehicles.

Various branches and agencies of the U.S. military, including MDA, use our target launch vehicles as targets for defense-related applications such as ballistic missile interceptor testing and related experiments. These rockets are programmed to simulate incoming enemy missiles, offering an affordable and reliable means to test advanced missile defense systems. Our family of targets extends from long-range ballistic target launch vehicles, which include targets for testing MDA’s GMD system, to medium- and short-range target vehicles designed to simulate threats to U.S. and allied military forces deployed in overseas theaters. We have also developed a short-range supersonic sea-skimming target that flies just above the ocean’s surface and is currently being used by the U.S. Navy. In 2007, we performed a total of 10 target launch missions.

Space Launch Vehicles.  We develop and produce small-class launch vehicles that place satellites weighing up to 4,000 lbs. into low-Earth orbit, including the Pegasus, Taurus and Minotaur space launch vehicles that are used by commercial, civil government and military customers. Our Pegasus launch vehicle is launched from our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-

Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads to orbit. The ground-launched Minotaur launch vehicle family combines Minuteman II and Peacekeeper ballistic missile rocket motors with our Pegasus and Taurus technology. In 2007, we carried out one successful Minotaur mission and one successful Pegasus mission. We did not have any Taurus missions in 2007.

Our launch vehicles segment and our advanced space programs segment are jointly engaged in a major new product development program of a medium-capacity rocket called Taurus II that could substantially increase the payload capacity of our space launch vehicle platforms. The launch vehicle is in the preliminary design phase and we are actively marketing it to various U.S. government agencies. We expect the first Taurus II launches to occur in 2010 and 2011.

Satellites and Space Systems.  Our satellites and space systems segment is involved in developing and producing communication satellites, science and technology satellites, related subsystems, and space technical services.

Communications Satellites.  Small geosynchronous-Earth orbit (“GEO”) satellites that provide cable and direct-to-home television distribution, business data network connectivity, regional mobile telephony and other space-based communications services.

Science and Technology Satellites.  Small- and medium-class low-Earth orbit (“LEO”) and other spacecraft that are used to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to demonstrate new space technologies, to collect imagery and other remotely-sensed data about the Earth and to enable national security applications.

Space Technical Services.  Advanced space systems, including satellite command and data handling, attitude control and structural subsystems and a broad range of space-related technical services, including analytical, engineering and production services for space-related science and defense programs.

During 2007, we delivered three communications satellites, one scientific satellite and one planetary spacecraft for commercial and government customers.

Advanced Space Programs.  Our advanced space programs segment is involved in developing and producing human-rated space systems, advanced launch systems and satellites and related subsystems primarily used for national security space programs.

Human Space Systems.  We design and manufacture advanced human-rated systems to be used in Earth orbit, lunar and other space missions. We are a member of the industry team selected by NASA to design and build the Orion crew exploration spacecraft that will succeed the Space Shuttle in transporting humans to space. Our principal role is to design, develop and manufacture the launch abort system to allow the astronaut crew to escape in the event of an in-flight failure of the Orion launch vehicle.

Advanced Launch Systems.  We design and produce advanced launch vehicle systems, including launchers used to boost research test vehicles and platforms used to test new space technologies. We have adapted our existing launch vehicle technology for a number of advanced technology demonstrations, including supporting efforts to develop technologies that could be applied to reusable launch vehicles, space maneuvering vehicles, and hypersonic aircraft and missiles. The advanced space programs segment is responsible for leading the early development stage of the medium-class Taurus II launch vehicle discussed above.

National Security Space Systems.  We develop and produce small satellites and satellite subsystems used primarily for national security space missions and related technology demonstration programs.

Transportation Management Systems.  Our transportation management systems segment develops and produces fleet management systems that are used primarily by metropolitan mass transit operators in the United States. We combine global positioning satellite vehicle tracking technology with terrestrial wireless communications to help transit agencies manage public bus fleets and public works systems. Major customers for our transportation management systems include the metropolitan mass transit authorities in Los Angeles, Washington, D.C., Philadelphia, Baltimore, Denver, Phoenix, Austin, and a number of other state and municipal transit systems and private vehicle fleet operators. Internationally, we have provided a system to a mass transit service in Singapore.

Competition

We believe that competition for sales of our products and services is based primarily on performance and technical features, reliability, price, delivery schedule and our ability to customize our products to meet particular customer needs, and we believe that we compete favorably on the basis of these factors. The table below identifies who we believe to be our primary competitors for each major product line.

Product Line	Competitors

Interceptor launch vehicles	Lockheed Martin Corporation Raytheon Company

Target launch vehicles	Alliant Techsystems Inc. L-3 Communications, Inc. Lockheed Martin Corporation Space Vector Corporation, a subsidiary of Pemco Aviation Group

Space launch vehicles	Alliant Techsystems Inc.
Russian and other international launch
  vehicles could represent competition for
  commercial, as opposed to U.S.
  government, launches
Space Exploration Technologies Corp.
United Launch Alliance (a joint venture
  between Lockheed Martin Corporation and
The Boeing Company)

Communications satellites	Antrix Corporation, the commercial arm of India’s Space Research Organization EADS Astrium Lockheed Martin Corporation Loral Space & Communications Inc. Thales Alenia Space

Science, technology and national security satellites	Ball Aerospace and Technologies Corp. General Dynamics Corporation Lockheed Martin Corporation Northrop Grumman Corporation The Boeing Company

Product Line	Competitors

Space technical services	Alliant Techsystems Inc. Jackson and Tull Inc. Lockheed Martin Corporation Northrop Grumman Corporation Stinger Ghaffarian Technologies, Inc.

Transportation management systems	Continental Automotive Systems, USA, a subsidiary of Continental AG INIT Innovations in Transportation, Inc.

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

Research and Development

We invest in product-related research and development to conceive and develop new products and to enhance existing products. Our research and development expenses totaled approximately $18.7 million, $9.6 million and $6.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Patents and Proprietary Rights

We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage, particularly with respect to our launch vehicle and satellite products. While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business, taken as a whole.

Components and Raw Materials

We purchase a significant percentage of our product components, structural assemblies and certain key satellite components and instruments from third parties. We also obtain from the U.S. government parts and equipment that are used in the production of our products or in the provision of our services. Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available, although increased costs and possible delays could be incurred in securing alternative sources of supply. We rely upon sole source suppliers for rocket motors used on most of our launch vehicles. While we believe that alternative sources for rocket motors would be available, the inability of our current suppliers to provide us with motors could result in significant program delays, expenses and loss of revenues.

U.S. Government Contracts

During 2007, 2006 and 2005, approximately 65%, 63% and 77%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with other U.S. government prime contractors. Most of our U.S. government contracts are funded incrementally on a year-to-year basis.

Our major contracts with the U.S. government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts. Approximately 88% and 12% of our revenues from U.S. government contracts in 2007 were derived from cost-reimbursable contracts and fixed-price contracts, respectively. Under a cost-reimbursable contract, we recover our actual allowable costs incurred, allocable overhead costs and a fee consisting of (i) a base amount that is fixed at the inception of the contract and/or (ii) an award amount that is based on the customer’s evaluation of our performance in terms of the criteria stated in the contract. Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss if costs increase, although some of this risk may be passed on to subcontractors. Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.

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

A portion of our business is classified for national security purposes by the U.S. government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other U.S. government programs.

Regulation

Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation (“DoT”) and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Our classified programs require that we and certain of our employees maintain appropriate security clearances. We also require licenses from the U.S. Department of State (“DoS”) and the U.S. Department of Commerce (“DoC”) with respect to work we do for foreign customers or with foreign subcontractors.

Contract Backlog

Our firm backlog was approximately $2.06 billion at December 31, 2007 and approximately $1.79 billion at December 31, 2006. While there can be no assurance, we expect to convert approximately $950 million of the 2007 year-end firm backlog into revenues during 2008.

Our firm backlog as of December 31, 2007 included approximately $1.68 billion of contracts with the U.S. government and its agencies or from subcontracts with prime contractors of the U.S. government. Most of our government contracts are funded incrementally on a year-to-year basis. Firm backlog from government contracts at December 31, 2007 included total funded orders of about $270 million and orders not yet funded of about $1.42 billion. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which could result in a reduction in backlog.

Total backlog was approximately $3.90 billion at December 31, 2007. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Employees

As of February 11, 2008, Orbital had approximately 3,100 permanent employees. None of our employees is subject to collective bargaining agreements. We believe our employee relations are good.

* * *

Financial information about our products and services, business segments, domestic and foreign operations and export sales is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements, and is incorporated herein by reference.

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

The majority of our total annual revenues and our firm backlog at December 31, 2007 was derived from U.S. government contracts. Most of our U.S. government contracts are funded incrementally on a year-to-year basis and are subject to uncertain future funding levels. Furthermore, our direct and indirect contracts with the U.S. government may be terminated or suspended by the U.S. government or its prime contractors at any time, with or without cause. There can be no assurance that government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges or other adverse effects on our financial condition. A decline in U.S. government support and funding for key missile defense and space programs could materially adversely affect our financial condition and results of operations.

We are subject to a number of domestic and international laws, regulations and restrictions, the non-compliance with which may expose us to adverse consequences.

As a government contractor, we are subject to extensive and complex U.S. government procurement laws and regulations, including the Procurement Integrity Act and the False Claims Act. Failure to comply with these laws and regulations could result in contract termination, price or fee reductions, civil or criminal penalties, injunctions and/or administrative sanctions such as suspension or debarment from contracting with the U.S. government.

In addition, our international business subjects us to numerous U.S. and foreign laws and regulations, including the Foreign Corrupt Practices Act and regulations relating to import-export control. Our failure to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, and could result in suspension or debarment from contracting with the U.S. government or suspension of our export privileges.

Our business could be adversely affected by a negative audit by the U.S. government.

U.S. government agencies, including the Defense Contract Audit Agency (“DCAA”) and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, accounting and information systems. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention. Any costs found to be misclassified may not be reimbursed, and such costs already reimbursed may be subject to repayment. Also, if an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

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

We use estimates in accounting for many contracts. Changes in our estimates could adversely affect our future financial results.

Contract accounting requires judgments relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance.

Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon future period financial performance.

We may not receive full payment for our satellites or launch services and we could incur penalties in the event of failure, malfunction or if our satellites are not delivered or our rockets are not launched on schedule.

Some of our satellite contracts provide for performance-based payments to be made to us after the satellite is in-orbit over periods that may be as long as 15 years. Additionally, some satellite contracts require us to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. Certain launch contracts have payments contingent upon a successful launch. While our practice is generally to procure insurance policies that we believe would indemnify us for satellite incentive fees that are not earned and for performance refund obligations, insurance may not continue to be available on economical terms, if at all. Further, we may elect not to procure insurance. In addition, some of our satellite and launch contracts require us to pay penalties in the event that satellites are not delivered, or the launch does not occur, on a timely basis, or to refund all cash receipts if a contract is terminated for default prior to launch. Our failure to receive incentive payments, or a requirement that we refund amounts previously received or that we pay delay penalties, could adversely affect our results of operations, profitability and liquidity.

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

We anticipate that we will continue to incur expenses to design and develop new products. There can be no assurance that we will be able to achieve the technological advances necessary to remain competitive and profitable, that new products will be developed and manufactured on schedule or on a cost-effective basis or that our existing products will not become technologically obsolete. Our failure to predict accurately the needs of our customers and prospective customers, and to develop products or product enhancements that address those needs, may result in the loss of current customers or the inability to secure new customers. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends and can take a significant amount of time and expense to complete. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or acceptance of new products and enhancements.

There can be no assurance that our products will be successfully developed or manufactured or that they will perform as intended.

Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions and are subject to significant technological change and innovation. From time to time, we experience product failures, cost overruns in developing and manufacturing our products, delays in delivery and other operational problems. We may experience some product and service failures, schedule delays and other problems in connection with our launch vehicles, satellites, advanced space systems, transportation management systems and other products in the future. Some of our satellite and launch services contracts impose monetary penalties on us for delays and for performance failures, which penalties could be significant. In addition to any costs resulting from product warranties or required remedial action, product failures or significant delays may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries and claims against performance bonds. Negative publicity from product failures may also impair our ability to win new contracts.

If our key suppliers fail to perform as expected, we may experience delays and cost increases, and our operating results may be impacted adversely.

We purchase a significant percentage of our product components, structural assemblies and some key satellite components and instruments from third parties. We also obtain from the U.S. government parts and equipment used in the production of our products or the provision of our services. In addition, we have a sole source for the rocket motors we use on most of our launch vehicles. If our subcontractors fail to perform as expected or encounter financial difficulties, we may have difficulty replacing them in a timely or cost effective manner. As a result, we may experience delays that could result in additional costs, a customer terminating our contract for default, or damage to our customer relationships, causing our revenues, profitability and cash flow to decline. In addition, negative publicity from any failure of one of our products as a result of a failure by a key supplier could damage our reputation and prevent us from winning new contracts.

Our international business is subject to risks that may have a material adverse effect on our operating results.

We sell certain of our communications satellites and other products to non-U.S. customers. International contracts are subject to numerous risks that may have a material adverse effect on our operating results, including:

•	political and economic instability in foreign markets;

•	restrictive trade policies of the U.S. government and foreign governments;

•	inconsistent product regulation by foreign agencies or governments;

•	imposition of product tariffs and burdens;

•	the cost of complying with a variety of U.S. and international laws and regulations, including regulations relating to import-export control;

•	the complexity and necessity of using non-U.S. representatives and consultants;

•	inability to obtain required U.S. export licenses; and

•	foreign currency and standby letter of credit exposure.

We operate in a regulated industry, and our inability to secure or maintain the licenses, clearances or approvals necessary to operate our business could have a material adverse effect on our financial condition and results of operations.

Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the DoT, and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Our classified programs require that we and certain of our employees maintain appropriate security clearances. There can be no assurance that we will be successful in our future efforts to secure and maintain necessary licenses, clearances or regulatory approvals. Exports of our products, services and technical information generally require licenses from the DoS or from the DoC. We have a number of international customers and subcontractors. Our inability to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could negatively impact our ability to compete successfully in international markets, and could result in an event of default under certain of our international contracts.

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

Our credit facility contains certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, make investments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of the financial covenants in our credit facility could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

The loss of executive officers and our inability to retain other key personnel could adversely affect our operations.

Our inability to retain our executive officers and other key employees, including personnel with security clearances required for classified work and highly skilled engineers and scientists, could have a material adverse effect on our operations.

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

Conversion of our 2.4375% convertible senior subordinated notes may dilute the ownership interests of existing stockholders.

Upon conversion of our 2.4375% convertible senior subordinated notes, we will deliver in respect of each $1,000 principal amount of notes tendered for conversion (1) an amount in cash (“principal return”) equal to the lesser of (a) the principal amount of the converted notes and (b) the conversion value (such value equal to the conversion rate multiplied by the average price of our common shares over a 10 consecutive-day trading period) and (2) if the conversion value is greater than the principal return, an amount in cash or common stock, or a combination thereof (at our option) with a value equal to the difference between the conversion value and the principal return. Any common stock issued upon conversion of the notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 1,000,000 square feet of office, engineering and manufacturing space in various locations in the United States, as summarized in the table below:

Business Unit	Principal Location(s)

Corporate Headquarters	Dulles, Virginia
Launch Vehicles	Chandler, Arizona; Dulles, Virginia; Vandenberg Air Force Base, California
Satellites and Space Systems	Dulles, Virginia; Greenbelt, Maryland
Advanced Space Programs	Dulles, Virginia
Transportation Management Systems	Columbia, Maryland

We own a 135,000 square foot state-of-the-art space systems manufacturing facility that primarily houses our satellite manufacturing, assembly and testing activities in Dulles, Virginia.

While we believe that our existing facilities are adequate for our immediate requirements, we are currently seeking to lease additional office space which we believe will be available at commercially reasonable rates to accommodate expected growth. In addition, we plan to enter into a long-term lease for a new 42,000 square foot office building adjacent to our corporate headquarters in Dulles, Virginia, the construction of which is expected to be completed in late 2008 or early 2009.

Item 3.	Legal Proceedings

In 2007, we were advised by the Civil Division of the Department of Justice (“DoJ”) that we had been named as a defendant in a lawsuit brought by a former employee and filed under seal on February 23, 2005, in the United States District Court for the District of Arizona, under the qui tam provisions of the civil False Claims Act, which permit an individual to bring suit in the name of the United States and share in any recovery. The Court subsequently unsealed the matter, which is captioned United States of America ex rel. W. Austin Sallade v. Orbital Sciences Corporation.

The complaint alleges that our Launch Systems Group submitted false and fraudulent claims for payment to the U.S. government allegedly by misclassifying and mischarging costs and by engaging in defective pricing. The complaint asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and that we are liable to the United States for three times the amount of the alleged damages, plus civil penalties of up to $10,000 for each false claim and punitive damages. We have devoted significant time and resources to investigate the issues raised by the complaint and, while we cannot predict the outcome of any litigation, we believe we have strong substantive defenses to all of the claims. We are vigorously defending this lawsuit.

The above-described lawsuit relates to matters underlying an investigation by the DoJ that we learned of in 2005 involving suspected civil and criminal violations of government contracting laws and regulations in connection with certain U.S. government launch vehicle programs. While the Civil Division of the DoJ has declined to intervene in such lawsuit, in the future it could seek to intervene with permission from the Court. To our knowledge, the criminal investigation remains open. We have cooperated fully with the U.S. government authorities in connection with their investigation. We cannot predict whether the government ultimately will conclude that there have been any violations by us of any federal contracting laws, policies or procedures, or any other applicable laws, or whether the former employee plaintiff will prevail in the lawsuit. The outcome of the government investigation could subject us to criminal, civil and/or administrative penalties and up to treble damages depending on the nature of such violations, which could have a material adverse effect on our results of operations or financial condition.

In addition, from time to time we are party to certain litigation or other legal proceedings arising in the ordinary course of business. Because of the uncertainties inherent in litigation, we cannot predict whether the outcome of such litigation or other legal proceedings will have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of our security holders during the fourth quarter of 2007.

Item 4A.	Executive Officers of the Registrant

The following table sets forth the name, age and position of each of the executive officers of Orbital as of February 11, 2008. All executive officers are appointed annually and serve at the discretion of the Board of Directors.

Name	Age	Position

David W. Thompson	53	Chairman of the Board and Chief Executive Officer
James R. Thompson	71	Vice Chairman, President and Chief Operating Officer, Director
Garrett E. Pierce	63	Vice Chairman and Chief Financial Officer, Director
Ronald J. Grabe	62	Executive Vice President and General Manager, Launch Systems Group
Michael E. Larkin	52	Executive Vice President and General Manager, Space Systems Group
Antonio L. Elias	58	Executive Vice President and General Manager, Advanced Programs Group
Susan Herlick	43	Senior Vice President, General Counsel and Corporate Secretary

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

Michael E. Larkin has been Executive Vice President and General Manager, Space Systems Group since February 2008 and Senior Vice President and Deputy General Manager of the Space Systems Group since 2006. From 2004 to 2006, he served as Senior Vice President of Finance of the Space Systems Group. From 1996 to 2004, he was Vice President of the Space Systems Group, and was Director of Finance of the Space Systems Group from 1994 to 1996. Prior to that, he held a variety of program and financial management positions at Fairchild Space and Defense Corporation, a space and military electronics company, until its acquisition by Orbital in 1994.

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

On February 11, 2008, there were 2,336 Orbital common stockholders of record.

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol ORB. The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

2007	High	Low

4th Quarter	$25.91	$23.06
3rd Quarter	$24.15	$20.02
2nd Quarter	$21.67	$18.58
1st Quarter	$19.90	$16.84

2006	High	Low

4th Quarter	$20.04	$17.71
3rd Quarter	$19.93	$15.54
2nd Quarter	$16.14	$14.23
1st Quarter	$16.06	$12.77

We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. Moreover, our credit facility contains covenants limiting our ability to pay cash dividends. For a discussion of these limitations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The transfer agent for our common stock is:

Computershare Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940
Telephone: (800) 730-4001
www.computershare.com

The following table sets forth information regarding our repurchase of common stock during, and as of, the quarter ended December 31, 2007.

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs(1)	or Programs(1)

October 1, 2007 to October 31, 2007	—	—	—	$25,000,000
November 1, 2007 to November 30, 2007	257,300	$23.98	257,300	$18,830,411
December 1, 2007 to December 31, 2007	95,900	$23.38	95,900	$16,588,243

Total	353,200	$23.82	353,200	$16,588,243

(1)	On May 2, 2007, we announced the company’s plan, subject to certain conditions, to repurchase up to an aggregate of $50 million of outstanding common stock. This plan expires on May 2, 2008. All purchases made during the quarter ended December 31, 2007 were made under this plan in open market transactions.

The following graph compares the yearly cumulative total return on the company’s common stock against the cumulative total return on the S&P 500 Index and the Dow-Jones Aerospace/Defense Index for the five-year period commencing on December 31, 2002 and ending on December 31, 2007.

	2002	2003	2004	2005	2006	2007
S&P 500 Index	100.000	126.380	137.746	141.880	161.203	166.893
Dow-Jones Aero/Defense Index	100.000	121.017	140.905	162.619	200.991	241.804
Orbital Stock $100 Value	100.000	284.834	280.332	304.265	436.967	581.043

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

The selected consolidated financial data presented below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements, with the years 2006 and prior adjusted to give effect to the adoption of a new accounting pronouncement as further described in Note 2 to the consolidated financial statements included in this Form 10-K. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2007	2006(1)	2005(1)	2004(1)(2)	2003(1)(3)
		(In thousands, except per share data)

Operating Data:
Revenues	$1,084,092	$802,856	$702,879	$675,935	$581,500
Costs of goods sold	896,889	644,137	577,388	566,770	477,194

Gross profit	187,203	158,719	125,491	109,165	104,306
Operating expenses	100,764	90,471	72,229	54,681	69,062

Income from operations	86,439	68,248	53,262	54,484	35,244
Interest income and other	12,989	13,773	4,576	2,290	1,347
Interest expense	(4,685)	(12,272)	(11,746)	(11,386)	(18,683)
Debt extinguishment expense	—	(10,388)	—	(2,099)	(38,836)
Gain on reversal of allocated losses of affiliate	—	—	—	—	40,586

Income before taxes	94,743	59,361	46,092	43,289	19,658
Income tax (provision) benefit	(38,005)	(24,286)	(17,748)	157,863	265

Net income	$56,738	$35,075	$28,344	$201,152	$19,923

Basic net income per share	$0.96	$0.60	$0.52	$4.05	$0.43
Diluted net income per share	$0.93	$0.56	$0.45	$3.10	$0.34
Basic weighted-average shares outstanding	59,164	58,118	54,804	49,658	46,718
Diluted weighted-average shares outstanding	60,935	62,627	62,386	64,981	58,181
Cash Flow Data:
Cash flow from operating activities	$100,406	$100,494	$74,696	$66,998	$46,474
Cash flow from investing activities	(46,995)	(20,077)	(13,615)	(3,399)	(15,594)
Cash flow from financing activities	(17,340)	(39,515)	(27,736)	1,005	(13,420)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$235,822	$205,735	$165,143	$133,819	$80,158
Net working capital	284,662	245,037	206,653	188,338	117,047
Total assets	788,318	743,976	670,126	663,768	438,351
Long-term obligations, net	143,750	143,750	126,459	128,375	137,116
Stockholders’ equity	433,099	395,550	398,361	396,143	167,787

(1)	As adjusted, to give effect to the required retrospective application of accounting standard FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” adopted January 1, 2007, as further described in Note 2 to the accompanying consolidated financial statements.
(2)	Operating income in 2004 included a $2.5 million gain recorded as a credit to settlement expense. The income tax benefit in 2004 included a $158.5 million benefit resulting from the December 31, 2004 reversal of substantially all of the company’s deferred income tax valuation allowance.
(3)	Operating income in 2003 included $3.9 million in net settlement expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We develop and manufacture small rockets and space systems for commercial, military and civil government customers. Our primary products and services include the following:

•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used to enable global and regional communications and broadcasting, to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to demonstrate new space technologies, to collect imagery and other remotely-sensed data about the Earth and to enable national security applications.

•	Advanced Space Programs. Human-rated space systems for Earth-orbit and lunar exploration, advanced launch systems for medium-class satellites, and small satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

•	Transportation Management Systems. Software-based transportation management systems for public transit agencies and private vehicle fleet operators.

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

As of December 31, 2007 and December 31, 2006, unbilled receivables included $15.5 million and $16.4 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require us to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. Through December 31, 2007, we have recognized approximately $43 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met. We generally procure insurance policies that we believe would indemnify us for satellite incentive fees that are not earned and for performance refund obligations.

Through December 31, 2007, we have recognized approximately $9 million of estimated award fees on a contract that is subject to a final assessment at the conclusion of the contract, projected to occur in 2013. If the final award fee assessment is lower than the interim assessments, we would be required to record an unfavorable revenue and profit adjustment.

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

date of the grant. We also followed the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

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

The fair value of our restricted stock unit grants is determined based on the closing price of our common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from current estimates.

Consolidated Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

Prior Period Adjustment For Adoption of New Accounting Standard — As discussed in Note 2 to the accompanying consolidated financial statements, our financial statements have been adjusted as required by a new accounting standard pertaining to our L-1011 aircraft which is used in our Pegasus launch vehicle program. The effect of adopting the new accounting standard was not material to our financial statements.

2007 Compared With 2006

Revenues — Our consolidated revenues were $1,084 million in 2007, up 35% compared to 2006 due to increased revenues in all business segments. Revenues in the advanced space programs segment, which prior to 2007 was aggregated and reported with the satellites and space systems segment, increased $124.1 million, or 243%, driven by contract activity on the Orion crew exploration spacecraft program which began in late 2006. Launch vehicles segment revenues increased $84.8 million, or 27%, principally due to higher target and interceptor vehicle revenues driven by increased contract activity on target vehicle and missile defense programs. Satellites and space systems segment revenues increased $58.9 million, or 14%, driven by growth in the communications satellites product line mainly due to activity on recently awarded contracts. Transportation management systems segment revenues increased $12.4 million, or 33%, primarily due to an increase in product sales supporting existing public fleet management systems in addition to activity on recently awarded contracts.

Gross Profit — Our consolidated gross profit was $187.2 million in 2007, an 18% increase compared to $158.7 million in 2006. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.

The gross profit increase in 2007 as compared to 2006 was due to a $13.6 million, or 110%, increase in our advanced space programs segment, a $7.1 million, or 10%, increase in our launch vehicles segment, a $3.9 million, or 6%, increase in our satellites and space systems segment and a $3.9 million, or 45%, increase in our transportation management systems segment. The increase in gross profit in our advanced space programs segment was principally due to increased contract activity in 2007 on the Orion program and the related profit contributed by this program. The increase in launch vehicles segment gross profit was primarily due to increased activity on target vehicle and interceptor vehicle programs. The increase in gross profit in our satellites and space systems segment was principally due to contract activity in 2007 on new communications satellite programs. The increase in our transportation management systems segment was largely attributable to the increase in product sales mentioned above.

Research and Development Expenses — Research and development expenses are comprised of our self-funded product research and development activities and exclude direct customer-funded development activities. Research and development expenses were $18.7 million, or 2% of revenues, and $9.6 million, or 1% of revenues, in 2007 and 2006, respectively. These expenses related primarily to the development of enhanced launch vehicles and satellites, as well as improved product development initiatives in our transportation management systems segment. We are engaged in a major new product development program to create a medium-capacity rocket called Taurus II. Approximately $5.5 million of the increase in research and development expenses was related to the Taurus II development program.

Selling, General and Administrative Expenses — Selling, general and administrative expenses were $82.1 million, or 8% of revenues, and $80.8 million, or 10% of revenues, in 2007 and 2006, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.

Selling, general and administrative expenses increased only slightly in 2007 compared to 2006, while revenues increased significantly during these periods. In 2007, selling, general and administrative expenses included higher business segment general and administrative expenses and higher personnel costs compared to 2006, partially offset by a reduction in professional fees. Bid, proposal and marketing expenses remained relatively constant in 2007 and 2006, largely due to certain major contract proposal activities in both years.

In 2007, our stock-based compensation expense was $7.7 million, compared to $8.0 million in 2006, primarily related to restricted stock units granted in 2005, 2006 and 2007. The majority of these costs are reported in selling, general and administrative expenses and the remainder are reported in cost of goods sold.

Interest Income and Other — Interest income and other was $13.0 million in 2007, compared to $13.8 million in 2006, consisting primarily of interest income of $12.8 million and $11.7 million in 2007 and 2006, respectively, on short-term invested cash balances. Other income in 2006 included a $1.6 million gain from the liquidation of an investment written off in 1999.

Interest Expense — Interest expense for 2007 decreased to $4.7 million, compared to $12.3 million in 2006. The reduction in interest expense is due to the lower interest rate on our long-term debt as a result of Orbital’s December 2006 refinancing transaction, which is discussed below in “Liquidity and Capital Resources.”

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

Income Taxes — We recorded income tax expense of $38.0 million and $24.3 million in 2007 and 2006, respectively. The effective income tax rate was 40.1% and 40.9% in 2007 and 2006, respectively. The decrease in the effective tax rate is largely due to lower effective state tax rates in 2007. Our cash income tax payments, which primarily relate to alternative minimum tax (“AMT”), were approximately

3% and 2% of pretax income in 2007 and 2006, respectively, primarily due to the utilization of net operating loss carryforwards that substantially offset taxable income.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). As discussed in Note 6 to the accompanying financial statements, there was no material effect on our consolidated financial statements associated with the adoption of FIN 48.

Net Income — Our net income for 2007 was $56.7 million, compared to $35.1 million in 2006, or $0.93 and $0.56 diluted net income per share, in 2007 and 2006, respectively. The increase in net income in 2007 was due to a $35.4 million increase in pretax income, partially offset by a $13.7 million increase in our income tax provision.

2006 Compared With 2005

Revenues — Our consolidated revenues were $802.9 million in 2006, a 14% increase compared to $702.9 million in 2005. This increase was driven primarily by $127.3 million revenue growth in our satellites and space systems segment and $11.2 million growth in our transportation management systems segment, offset partially by a $24.2 million decrease in our launch vehicles segment and a $17.1 million decrease in our advanced space programs segment. The satellites and space systems segment growth was driven by significantly higher revenues in the communications satellites product line related to progress on several satellite contracts awarded in 2005. The transportation management systems segment growth was largely driven by work on several new contracts started in 2005 and early 2006. Launch vehicles segment revenues decreased due to lower revenues from the interceptor launch vehicles and the target launch vehicles product lines, partially offset by higher revenues from the space launch vehicles product line. Advanced space programs segment revenues decreased due to a reduction in contract activity on a satellite that was launched in the second quarter of 2006.

Gross Profit — Our consolidated gross profit was $158.7 million in 2006, a 26% increase compared to $125.5 million in 2005. Gross profit is affected by a number of factors, including the mix of contract types and costs incurred thereon in relation to revenues recognized. Such costs include the costs of personnel, materials, subcontracts and overhead.

The gross profit increase in 2006 as compared to 2005 was due to a $28.0 million, or 70%, increase in our satellites and space systems segment, a $2.4 million, or 25%, increase in our advanced space programs systems segment, a $2.4 million, or 39%, increase in our transportation management systems segment and a $0.4 million, or 1%, increase in our launch vehicles segment.

The increase in gross profit in our satellites and space systems segment was principally due to higher revenues, driven by an increased level of contract activity in 2006, and significantly improved contract profitability in the communications satellites product line resulting from net cost reductions and favorable contract adjustments. Gross profit in our advanced space programs segment increased despite lower revenues largely due to a favorable contract adjustment related to a satellite that was launched in the second quarter of 2006. The increase in our transportation management systems segment was largely attributable to the increase in revenues driven by growth in contract activity levels. Although launch vehicles revenues decreased, the segment’s gross profit increased marginally due to the segment’s overall operating margin improvement and cost growth on certain contracts in 2005 that did not recur in 2006.

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

Income Taxes — We recorded $24.3 million and $17.7 million of income tax expense in 2006 and 2005, respectively, reflecting an annualized effective income tax rate of 40.9% and 38.5%, respectively. The increase in our effective income tax rate was primarily related to higher state income tax expense. Our cash income tax payments, which primarily relate to AMT, were approximately 2% of pretax income in 2006 and 2005 primarily due to the utilization of net operating loss carryforwards that substantially offset taxable income.

Net Income — Our consolidated net income was $35.1 million and $28.3 million, or $0.56 and $0.45 diluted net income per share, in 2006 and 2005, respectively. The increase in net income in 2006 was due to a $13.3 million increase in pretax income, partially offset by a $6.5 million increase in our income tax provision.

Segment Results

Our products and services are grouped into four reportable business segments: (i) launch vehicles; (ii) satellites and space systems; (iii) advanced space programs; and (iv) transportation management systems. Prior to 2007, advanced space programs was aggregated and reported with satellites and space systems. However, we determined to report advanced space programs on a stand-alone basis in 2007 due to significant growth in new programs within the segment. The segment information for 2006 and 2005 has been restated to conform to the 2007 presentation. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Years Ended December 31,
Revenues	2007	2006	2005

Launch Vehicles(1)	$395,329	$310,578	$334,744
Satellites and Space Systems	466,699	407,827	280,484
Advanced Space Programs	175,121	51,038	68,095
Transportation Management Systems	50,152	37,711	26,532
Corporate and Other	(3,209)	(4,298)	(6,976)

Total(1)	$1,084,092	$802,856	$702,879

Income (Loss) from Operations
Launch Vehicles(1)	$39,455	$34,013	$36,249
Satellites and Space Systems	30,689	27,671	11,564
Advanced Space Programs	12,415	4,263	4,451
Transportation Management Systems	3,880	2,525	1,494
Corporate and Other	—	(224)	(496)

Total(1)	$86,439	$68,248	$53,262

(1)	As adjusted in 2006 and 2005 to give retrospective effect to the adoption of a new accounting pronouncement, as discussed further in Note 2 to the accompanying consolidated financial statements.

2007 Compared With 2006

Launch Vehicles — Launch vehicles segment revenues increased 27% due to revenue increases in all three of the segment’s product lines. In our interceptor launch vehicles product line, which accounted for 52% and 58% of total launch vehicles segment revenues in 2007 and 2006, respectively, we are developing and manufacturing the midcourse-phase Orbital Boost Vehicle (“OBV”), directed by the U.S. Missile Defense Agency (“MDA”) and designed to defend the United States against long-range ballistic missile attacks. During 2007, we conducted one OBV interceptor launch as part of an MDA flight test exercise and we delivered nine additional OBV interceptors for deployment and continued test flights. We are also developing the boost vehicle for the Kinetic Energy Interceptor (“KEI”) program, the next generation missile defense interceptor, under direction by MDA. Revenues from the interceptor launch vehicles product line increased $27.4 million primarily due to a ramp-up of the development efforts on a demonstration vehicle test scheduled for late 2008 on the KEI program, complemented by a marginal increase in OBV program activity. Revenues increased $56.5 million in the target launch vehicles product line resulting primarily from increased design and production activity on our ballistic missile target programs that support missile defense systems testing and on our Coyote supersonic ramjet vehicle program for the U.S. Navy. Space launch vehicle product line revenues increased marginally due to higher levels of activity on Taurus programs, partially offset by a reduction in Pegasus and Minotaur program activity.

Operating income in the launch vehicles segment increased 16%, due to operating profit increases in the interceptor and target launch vehicles product lines, partially offset by a decrease in the space launch vehicles product line operating profit. Interceptor launch vehicles operating income increased primarily due to the increase in the KEI program due to increased program activity. Operating income from interceptor launch vehicles continued to be the largest contributor to this segment’s operating income, with 63% and 61% of total segment operating income in 2007 and 2006, respectively. Operating income from our target launch vehicles product line increased significantly in line with the revenue growth from our ballistic missile target programs and our Coyote supersonic ramjet vehicle program. Operating income from space launch vehicles decreased primarily due to lower Pegasus program activity and an unfavorable profit adjustment on a Pegasus contract due to cost growth in 2007, partially offset by higher Taurus income consistent with higher program activity.

This segment’s operating margin (as a percentage of revenues) was 10.0% in 2007, compared to 11.0% in 2006. The margin decline was due to growth in the target launch vehicles product line, which had a lower-than-average margin for the segment, and due to lower margins in the space launch vehicles product line resulting from the unfavorable profit adjustment mentioned above.

Satellites and Space Systems — Satellites and space systems segment revenues increased 14% principally due to significant growth in communications satellites revenues partially offset by a reduction in science and technology satellite revenues. Communications satellites revenues accounted for 69% and 60% of total segment revenues in 2007 and 2006, respectively. There were twelve commercial communications satellites in various stages of completion throughout 2007 as compared to eight in various stages of completion throughout 2006. Revenues from the science and technology satellites product line declined largely due to certain programs completed or nearing completion in 2007.

Operating income in the satellites and space systems segment increased 11%, primarily due to the growth in the communications satellites product line contract activity in 2007. This increase was partially offset by lower operating income from the science and technology satellites product line driven by the decline in program activity mentioned above in addition to an unfavorable profit adjustment resulting from cost growth on a contract. Communications satellites operating income accounted for 64% and 44% of total segment operating income in 2007 and 2006, respectively. The increase in communications satellites operating income was driven by the substantial growth in program activity as well as an improvement in this product line’s profit margin in 2007.

This segment’s operating margin (as a percentage of revenues) was 6.6% in 2007, compared to 6.8% in 2006. This margin decrease is due primarily to a lower operating margin in our science and technology satellites product line that included the unfavorable profit adjustment discussed previously, offset partially by an improved operating margin in 2007 in our communications satellites product line.

Advanced Space Programs — Advanced space programs segment revenues increased 243% primarily due to increased contract activity on the Orion human spacecraft program for NASA which began in late 2006. We are designing, developing and building the Launch Abort System (“LAS”) for the Orion vehicle that will pull the spacecraft and its crew to safety in the event of an emergency on the launch pad or at any time during ascent. The increase in Orion program revenue was partially offset by a reduction in revenue due to the completion of an advanced satellite contract early in 2007.

Operating income in the advanced space programs segment increased 191% primarily due to the substantial increase in contract activity on the Orion program. This segment’s operating margin (as a percentage of revenues) was 7.1% in 2007, compared to 8.4% in 2006. This decrease in operating margin was primarily due to contract cost adjustments and a revised profit assessment in 2007 on the Orion program.

Transportation Management Systems — Transportation management systems segment revenues increased 33% primarily due to an increase in product sales supporting existing public transit fleet management systems in addition to activity on recently awarded contracts. Operating income also increased primarily due to income contributed by higher product sales and increased program activity, offset partially by charges in 2007 to record the estimated costs to close out a contract that is expected to be completed in 2008. This segment’s operating margin (as a percentage of revenues) increased to 7.7% in 2007, as compared to 6.7% in 2006, primarily due to higher profit margin on the product sales mentioned above.

Corporate and Other — Corporate and other revenues were comprised solely of the elimination of intercompany revenues.

2006 Compared With 2005

Launch Vehicles — Launch vehicles segment revenues decreased 7% primarily due to a $13.5 million revenue decrease in our interceptor launch vehicles product line and a $19.3 million revenue decrease in our target launch vehicles product line, partially offset by a $6.4 million revenue increase in our space launch vehicles product line. Revenues from the interceptor launch vehicles product line decreased primarily due to a customer-directed reduction in activity on our OBV program, offset partially by increased activity on our KEI program due to ramp up of the development efforts on a demonstration vehicle test scheduled for late 2008. Interceptor launch vehicles accounted for 58% and 57% of total launch vehicles segment revenues in 2006 and 2005, respectively. Target launch vehicle revenues decreased in 2006 as compared to 2005 primarily due to a reduction in activity on certain target launch vehicle programs in 2006, partially offset by higher revenue on the Coyote supersonic ramjet vehicle program for the U.S. Navy due to transition from development into low rate initial production. Space launch vehicle revenues increased primarily due to higher levels of activity on Taurus and Minotaur programs offset by a reduction in Pegasus program activity. The Taurus program ramped up in 2006 in anticipation of future launches, and in the second quarter of 2006, we received and began work on an order for two Minotaur vehicles. Pegasus program activity declined primarily due to customer-directed delays in launch schedules.

Operating income in the launch vehicles segment decreased 6% for 2006. Operating income from interceptor launch vehicles continued to be the largest contributor to this segment’s operating income, with $20.6 million and $24.3 million of operating profit in 2006 and 2005, respectively, or 61% and 69%, respectively, of total operating income in this segment. The decrease in interceptor launch vehicle operating income was due to the previously mentioned reduction in revenues and program activity in this product line and to slightly lower contract fee accrual estimates in 2006. Operating income from space launch vehicles increased consistent with the product line’s revenue increase and improved cost performance on contracts. Operating income from our target launch vehicles product line increased marginally despite lower product line revenues, primarily due to cost growth that impacted several contracts in 2005. The launch vehicles segment’s operating margin (as a percentage of revenues) improved to 11.0% in 2006, compared to 10.8% in 2005. This margin increase was due to improved space launch vehicles and target launch vehicles margins due to improved program performance resulting from higher incentive fees, cost control initiatives and continued implementation of lean manufacturing techniques.

Satellites and Space Systems — Satellites and space systems segment revenues increased 45% primarily as a result of a $119.0 million increase in communications satellites product line revenues related to substantial progress on several new satellite contracts awarded in 2005. Communications satellites revenues accounted for 60% and 44% of total segment revenues in 2006 and 2005, respectively. In addition, science and technology satellites product line revenues increased largely due to higher revenues on two science missions for NASA.

Operating income in the satellites and space systems segment increased 139% primarily due to the significant growth in revenues and contract activity in our communications satellites product line in addition to net cost reductions and favorable contract adjustments in 2006. In addition, operating income in our science and technology satellites product line increased largely due to higher contract activity on the NASA scientific missions. This segment’s operating margin (as a percentage of revenues) improved to 6.8% in 2006, compared to 4.1% in 2005. This margin increase was primarily due to cost reductions and related operating performance improvements in the communications satellites product line.

Advanced Space Programs — Advanced space programs segment revenues decreased 25% primarily due to a reduction in contract activity on a satellite that was launched in the second quarter of 2006, offset partially by a revenue increase on the Orion program for NASA that began in late 2006.

Operating income in the advanced space programs segment decreased 4% primarily due to lower overall revenues in the segment, partially offset by a favorable contract adjustment related to a satellite that was launched in the second quarter of 2006. This segment’s operating margin (as a percentage of revenues) was 8.4% in 2006, compared to 6.5% in 2005, largely due to the favorable contract adjustment mentioned.

Transportation Management Systems — Transportation management systems segment revenues increased 42% in 2006 compared to 2005 largely driven by work on several new contracts started in 2005 and early 2006. Three projects accounted for approximately $15.8 million of revenue growth. These increases were partially offset by a $4.4 million reduction in revenues recognized on a project in Singapore due to a reduction in activity as the contract was substantially completed at the end of 2006.

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

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow from operating activities in 2007 was $100.4 million, as compared to $100.5 million and $74.7 million in 2006 and 2005, respectively. Despite the increase in 2007 revenue and net income, cash flow from operating activities remained constant compared to 2006, primarily due to the increase in deferred revenues in 2006, as described below, that did not recur in 2007. Cash from operations in 2007 included an $8.3 million net reduction due to changes in assets and liabilities, primarily due to an $18.3 million increase in receivables, partially offset by an $8.8 million increase in accounts payable and accrued expenses. The increase in receivables and payables was driven by the growth in contract activity and related revenues and costs in 2007.

The increase in 2006 as compared to 2005 was primarily due to cash flows resulting from changes in assets and liabilities. Cash from operations in 2006 included a $14.8 million favorable net change in assets and liabilities, primarily due to a $51.4 million increase in deferred revenues, partially offset by a $34.6 million increase in receivables. The increase in deferred revenues was primarily due to cash received in advance of contract performance on certain communications satellite programs. The increase in receivables was consistent with revenue growth in 2006.

Cash Flow from Investing Activities

In 2007, we spent $18.5 million for capital expenditures, as compared to $22.0 million in 2006, and we made net purchases of $34.5 million of investments. The nature and status of these investments are further discussed below in the section “Uncertainties in the Credit Markets.”

In 2006, we spent $22.0 million for capital expenditures, as compared to $15.6 million in 2005. The increase in capital expenditures was primarily related to additional integration and test equipment and an expansion of our satellite manufacturing facility.

Cash Flow from Financing Activities

In 2007, we repurchased and retired a total of 1.6 million shares of our common stock at a cost of $33.4 million. In 2006, we repurchased and retired a total of 3.7 million shares of our common stock at a cost of $66.2 million, including 2.7 million shares repurchased in connection with the refinancing transaction discussed below. In 2005, we repurchased and retired 3.2 million shares of our common stock at a cost of $34.6 million.

During 2007, 2006 and 2005, we received $11.9 million, $16.4 million and $7.0 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases, and warrant exercises in 2006 and 2005.

In December 2006 we issued $143.8 million of convertible notes payable as discussed in more detail below. We used the net proceeds from the issuance of these notes, together with available cash, to repurchase $125.9 million of our 9% senior notes due 2011 for $133.8 million and to repurchase and retire 2.7 million outstanding shares of our common stock for $50.0 million. Debt issuance costs incurred in connection with the convertible notes were $3.4 million, which is being amortized to interest expense over seven years.

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

Credit Facility — In August 2007, we entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. The Credit Facility replaced our former $50 million credit agreement, which was terminated in August 2007. Loans under the Credit Facility bear interest at LIBOR plus a margin ranging from 0.75%

to 1.25%, with the applicable margin varying according to our total leverage ratio, or at our election, at a prime rate. The Credit Facility is secured by substantially all of our assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of December 31, 2007, there were no borrowings under the Credit Facility, although $18.8 million of letters of credit were issued under the Credit Facility. Accordingly, as of December 31, 2007, $81.2 million of the Credit Facility was available for borrowings.

Debt Covenants — Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage. As of December 31, 2007, we were in compliance with all of these covenants.

Long-term Obligations — The following table sets forth our long-term obligations, excluding capital lease obligations (in thousands):

	December 31,
	2007	2006

2.4375% convertible senior subordinated notes, interest due semi-annually, principal due in January 2027	$143,750	$143,750
9% senior notes, interest due semi-annually, principal due in July 2011	—	515

	143,750	144,265
Less current portion	—	(515)

Long-term portion	$143,750	$143,750

The fair value of our 2.4375% convertible notes at December 31, 2007 was estimated at approximately $174.6 million, based on market trading activity.

Uncertainties in the Credit Markets

As of December 31, 2007, we had investments in auction-rate securities with a total cost basis of $34.5 million. These investments are highly rated debt and preferred stock securities with nominal maturities of 18 years or greater and are classified as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Auction-rate securities are normally structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism allows existing investors either to roll over their holdings, whereby they will continue to own their respective securities, or liquidate their holdings by selling such securities at par. Since the third quarter of 2007, these auctions have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate paid on the investment is re-set to a level predetermined by the security and remains in effect until the next auction date, at which time the process repeats. As of December 31, 2007, our investments in auction-rate securities were subject to auctions that have been unsuccessful. While these investments are currently highly rated securities, it is uncertain if or when the liquidity issues relating to these investments will improve, and there is no assurance that the market for auction-rate securities will stabilize.

As of December 31, 2007, our auction-rate securities were written down from their cost of $34.5 million to their estimated fair value of $28.0 million, based on our analysis which included market information provided by the broker-dealer of these securities and discounted cash flow analyses. We recognized a temporary impairment charge of $6.5 million in the fourth quarter of 2007 that was recorded in other comprehensive income within stockholders’ equity, in conformity with SFAS No. 115. In addition, we classified the auction-rate securities as non-current investments on our balance sheet. We concluded that the impairment that occurred in 2007 was temporary because (i) we believe that the decline in market value that occurred in 2007 is due to general market conditions, (ii) the auction-rate securities continue to be of high credit quality and interest is paid as due and (iii) we have the intent and ability to hold the auction-rate securities until a recovery in market value occurs. The fair value of these securities could change significantly in the future and we may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods.

Taurus II Development Program

We are engaged in a major new product development program to create a medium-capacity rocket called Taurus II. We believe that this new rocket could substantially expand our space launch vehicle market. However, the Taurus II program entails a major development effort. We currently anticipate that this effort will consume $40 million to $45 million of cash during 2008 before giving effect to cash receipts from any potential customer orders.

Available Cash and Future Funding

At December 31, 2007, we had $235.8 million of unrestricted cash and cash equivalents. Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our Credit Facility. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

In May 2007, we announced that our Board of Directors authorized the purchase of up to $50 million of our outstanding common stock over a 12-month period. We repurchased 1.6 million shares of our common stock for $33.4 million during 2007. We may purchase up to an additional $16.6 million of our common stock pursuant to this repurchase program through May 2008.

Aggregate Contractual Obligations

The following summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

		Payments Due by Period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

Long-term debt	$143.8	$—	$—	$—	$143.8
Interest on long-term debt	66.7	3.5	7.0	7.0	49.2
Operating leases(1)	91.4	15.7	27.8	23.5	24.4
Purchase obligations(2)	662.6	524.3	135.8	2.5	—

Total	$964.5	$543.5	$170.6	$33.0	$217.4

(1)	Our obligations under operating leases consist of minimum rental commitments under non-cancelable operating leases primarily for office space and equipment.

(2)	Purchase obligations consist of open purchase orders that we issued to acquire materials, parts or services in future periods.

Occasionally, certain contracts require us to post letters of credit supporting our performance obligations under the contracts. We had $18.8 million of letters of credit outstanding at December 31, 2007, all of which were issued under the Credit Facility.

Off-Balance Sheet Arrangements

We issued convertible notes in 2006 with conversion features discussed above in “Liquidity and Capital Resources.” We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted, although FASB Staff Position FAS 157-2 delayed by one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. We are currently evaluating the potential impact of SFAS No. 157 on our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS No. 141R on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS 160 on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our market risk exposure is primarily related to changes in foreign currency exchange rates, interest rate risk and the market value of certain investments that we hold as of December 31, 2007. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Uncertainties in the Credit Markets

As of December 31, 2007, we had investments in auction-rate securities with a total cost basis of $34.5 million. These investments are highly rated debt and preferred stock securities with nominal maturities of 18 years or greater and are classified as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Auction-rate securities are normally structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism allows existing investors either to roll over their holdings, whereby they will continue to own their respective securities, or liquidate their holdings by selling such securities at par. Since the third quarter of 2007, these auctions have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate paid on the investment is re-set to a level predetermined by the security and remains in effect until the next auction date, at which time the process repeats. As of December 31, 2007, our investments in auction-rate securities were subject to auctions that have been unsuccessful. While these investments are currently highly rated securities, it is uncertain if or when the liquidity issues relating to these investments will improve, and there can be no assurance that the market for auction-rate securities will stabilize.

As of December 31, 2007, our auction-rate securities were written down from their cost of $34.5 million to their estimated fair value of $28.0 million, based on our analysis which included market information provided by the broker-dealer of these securities and discounted cash flow analyses. We recognized a temporary impairment charge of $6.5 million in the fourth quarter of 2007 that was recorded in other comprehensive income within stockholders’ equity, in conformity with SFAS No. 115. In addition, we classified the auction-rate securities as non-current investments on our balance sheet. We concluded that the impairment that occurred in 2007 was temporary because (i) we believe that the decline in market value that occurred in 2007 is due to general market conditions, (ii) the auction-rate securities continue to be of high credit quality and interest is paid as due and (iii) we have the intent and ability to hold the auction-rate securities until a recovery in market value occurs. The fair value of these securities could change significantly in the future and we may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars. At December 31, 2007, we had $2.8 million of receivables denominated in Japanese yen and $0.5 million denominated in Singapore dollars.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At December 31, 2007, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents. As of December 31, 2007, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our convertible debt at December 31, 2007 was $174.6 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

Our exposure to market risk related to interest rate fluctuations for our cash and cash equivalents is not significant. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $7.0 million at December 31, 2007. This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Orbital Sciences Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation effective January 1, 2006.

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

/s/  PricewaterhouseCoopers LLP

McLean, Virginia
February 22, 2008

ORBITAL SCIENCES CORPORATION

CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2007	2006	2005
		(As adjusted)	(As adjusted)
	(In thousands, except per share data)

Revenues	$1,084,092	$802,856	$702,879
Costs of goods sold	896,889	644,137	577,388

Gross profit	187,203	158,719	125,491
Research and development expenses	18,656	9,633	6,294
Selling, general and administrative expenses	82,108	80,838	65,935

Income from operations	86,439	68,248	53,262
Interest income and other	12,989	13,773	4,576
Interest expense	(4,685)	(12,272)	(11,746)
Debt extinguishment expense	—	(10,388)	—

Income before taxes	94,743	59,361	46,092
Income tax provision	(38,005)	(24,286)	(17,748)

Net income	$56,738	$35,075	$28,344

Basic net income per share	$0.96	$0.60	$0.52

Diluted net income per share	$0.93	$0.56	$0.45

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
		(As adjusted)
	(In thousands, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$235,822	$199,751
Restricted cash	—	5,984
Receivables, net	183,507	165,235
Inventories, net	26,549	30,053
Deferred income taxes, net	44,420	42,880
Other current assets	5,508	5,810

Total current assets	495,806	449,713

Investments	28,000	—
Property, plant and equipment, net	95,713	93,662
Goodwill	55,551	55,551
Deferred income taxes, net	103,792	135,701
Other non-current assets	9,456	9,349

Total Assets	$788,318	$743,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings and current portion of long-term obligations	$—	$551
Accounts payable	18,648	22,438
Accrued expenses	113,157	99,983
Deferred revenues	79,339	81,704

Total current liabilities	211,144	204,676

Long-term obligations, net of current portion	143,750	143,750
Other non-current liabilities	325	—

Total liabilities	355,219	348,426

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 58,753,536 and 58,914,991 shares outstanding, respectively	587	589
Additional paid-in capital	554,451	566,887
Accumulated other comprehensive income (loss)	(6,751)	—
Accumulated deficit	(115,188)	(171,926)

Total stockholders’ equity	433,099	395,550

Total Liabilities and Stockholders’ Equity	$788,318	$743,976

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
					Compre-
			Additional	Deferred	hensive	Accumulated
	Common Stock		Paid-In	Compen-	Income	Deficit	Total
	Shares	Amount	Capital	sation	(Loss)	(As adjusted)	(As adjusted)

Balance, December 31, 2004	52,823	$528	$631,443	$(483)	$—	$(235,345)	$396,143
Shares issued to employees, officers and directors	598	6	3,825				3,831
Warrants exercised	4,782	48	2,880				2,928
Repurchases of common stock	(3,171)	(32)	(34,536)				(34,568)
Stock-based compensation, net			66	(66)			—
Amortization of deferred compensation				549			549
Tax benefit of stock-based compensation, net			1,134				1,134
Comprehensive income:
Net income						28,344	28,344

Comprehensive income							28,344

Balance, December 31, 2005	55,032	550	604,812	—	—	(207,001)	398,361
Shares issued to employees, officers and directors	2,144	21	16,735				16,756
Warrants exercised	5,475	55	(55)				—
Repurchases of common stock	(3,736)	(37)	(66,175)				(66,212)
Stock-based compensation, net			7,729				7,729
Tax benefit of stock-based compensation, net			3,841				3,841
Comprehensive income:
Net income						35,075	35,075

Comprehensive income							35,075

Balance, December 31, 2006	58,915	589	566,887	—	—	(171,926)	395,550
Shares issued to employees, officers and directors	1,403	14	11,844				11,858
Repurchases of common stock	(1,564)	(16)	(33,395)				(33,411)
Stock-based compensation, net			4,287				4,287
Tax benefit of stock-based compensation, net			4,828				4,828
Comprehensive income (loss):
Net income						56,738	56,738
Unrealized loss on investments					(6,500)		(6,500)
Defined benefit plans, net of tax					(251)		(251)

Comprehensive income							49,987

Balance, December 31, 2007	58,754	$587	$554,451	$—	$(6,751)	$(115,188)	$433,099

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
		(As adjusted)	(As adjusted)
	(In thousands)

Operating Activities:
Net income	$56,738	$35,075	$28,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,007	15,087	14,143
Deferred income taxes	29,921	19,222	17,118
Amortization of debt costs	770	616	612
Debt extinguishment expense	—	10,388	—
Stock-based compensation and other	4,287	5,295	446
Changes in assets and liabilities:
Receivables	(18,272)	(34,599)	18,800
Inventories	3,504	(11,047)	(5,441)
Other assets	(291)	473	(2,239)
Accounts payable and accrued expenses	8,782	8,648	(7,800)
Deferred revenue	(2,365)	51,423	10,803
Other liabilities	325	(87)	(90)

Net cash provided by operating activities	100,406	100,494	74,696

Investing Activities:
Capital expenditures	(18,479)	(22,035)	(15,636)
Purchases of investments	(256,205)	(99,000)	(94,550)
Sales of investments	221,705	99,000	94,550
Proceeds from liquidation of investment	—	1,648	—
Decrease in cash restricted for letters of credit, net	5,984	310	2,021

Net cash used in investing activities	(46,995)	(20,077)	(13,615)

Financing Activities:
Principal payments on long-term obligations	(551)	(133,830)	(157)
Net proceeds from issuance of long-term obligations	—	140,371	—
Repurchase of common stock	(33,411)	(66,212)	(34,568)
Net proceeds from issuance of common stock	11,858	16,390	6,989
Tax benefit of stock-based compensation	5,436	3,841	—
Debt issuance costs and other	(672)	(75)	—

Net cash used in financing activities	(17,340)	(39,515)	(27,736)

Net increase in cash and cash equivalents	36,071	40,902	33,345
Cash and cash equivalents, beginning of year	199,751	158,849	125,504

Cash and cash equivalents, end of year	$235,822	$199,751	$158,849

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

The following table presents the shares used in computing basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2007	2006	2005

Basic weighted-average shares outstanding	59,164	58,118	54,804
Dilutive effect of:
Stock options	1,362	1,690	1,298
Warrants	—	2,559	6,199
Restricted stock units	409	260	85

Diluted weighted-average shares outstanding	60,935	62,627	62,386

In 2007, 2006 and 2005, diluted weighted-average shares outstanding excluded the effect of 0.4 million, 0.6 million and 3.2 million, respectively, of stock options that were anti-dilutive. In 2007 and 2006, diluted weighted-average shares outstanding also excluded the effect of the company’s $143.8 million of 2.4375% convertible senior subordinated notes that were anti-dilutive (see Note 5).

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

Investments

The company accounts for its investments in auction-rate securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as available-for-sale securities at the time of purchase and the company re-evaluates such designation as of each balance sheet date.

The company’s investments in auction-rate securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The company would record an impairment expense to the extent that the carrying value of its securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

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

Research and Development Expenses

Expenditures for company-sponsored research and development projects are expensed as incurred. Research and development projects performed under contracts for customers are recorded as contract costs as incurred.

Stock-Based Compensation

Prior to January 1, 2006, the company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the measurement date of the grant. The company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

The fair value of the company’s restricted stock unit grants is determined based on the closing price of Orbital’s common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. The company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from current estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted, although FASB Staff Position FAS 157-2 delayed by one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. The company is currently evaluating the potential impact of SFAS No. 157 on its financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning after December 15, 2008. The company is currently evaluating the potential impact of SFAS No. 141R on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the potential impact of SFAS 160 on its financial position and results of operations.

2.	Prior Period Adjustment For Adoption of New Accounting Standard

On January 1, 2007, the company adopted FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” The new accounting guidance eliminated the accrual method of accounting which had been used by the company to account for major maintenance expenditures such as overhauls related to the company’s L-1011 aircraft which is used in the company’s Pegasus launch vehicle program. The new accounting guidance requires retrospective application of one of three other methods of accounting for such activities; accordingly, the company changed its method of accounting to the built-in overhaul method. This accounting change resulted in adjustments to contract costs and related revenues. The company’s financial statements presented in this Form 10-K have been adjusted as required by the new accounting guidance. The following tables set forth adjusted line items within the accompanying 2006 and 2005 financial statements that were impacted by this change (in thousands):

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
	Previously		Previously
	Reported	As Adjusted	Reported	As Adjusted

Revenues	$802,761	$802,856	$703,450	$702,879
Cost of goods sold	644,370	644,137	578,764	577,388
Income before taxes	59,033	59,361	45,287	46,092
Income tax provision	24,149	24,286	17,438	17,748
Net income	34,884	35,075	27,849	28,344
Basic net income per share	0.60	0.60	0.51	0.52
Diluted net income per share	0.56	0.56	0.45	0.45

	As of December 31, 2006
	Previously Reported	As Adjusted

Receivables, net	$165,755	$165,235
Property, plant and equipment, net	92,878	93,662
Deferred income taxes, net	136,484	135,701
Accrued expenses	101,732	99,983
Accumulated deficit	(173,157)	(171,926)

3.	Industry Segment Information

Orbital’s products and services are grouped into four reportable business segments: (i) launch vehicles; (ii) satellites and space systems; (iii) advanced space programs; and (iv) transportation management systems. Prior to 2007, advanced space programs was aggregated and reported with satellites and space systems. However, the company determined to report advanced space programs on a stand-alone basis in 2007 due to significant growth in new programs within the segment. The segment information below for 2006 and 2005 has been restated to conform to the 2007 presentation.

Reportable segments are generally organized based upon product lines. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other. The primary products and services from which the company’s reportable segments derive revenues are:

•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used to enable global and regional communications and broadcasting, to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to demonstrate new space technologies, to collect imagery and other remotely-sensed data about the Earth and to enable national security applications.

•	Advanced Space Programs. Human-rated space systems for Earth-orbit and lunar exploration, advanced launch systems for medium-class satellites, and small satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

•	Transportation Management Systems. Software-based transportation management systems for public transit agencies and private vehicle fleet operators.

Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,
	2007	2006		2005

Launch Vehicles:
Revenues(1)	$395,329	$310,578	(2)	$334,744	(2)
Operating income	39,455	34,013	(2)	36,249	(2)
Identifiable assets	115,646	115,996	(2)	114,631	(2)
Capital expenditures	4,682	3,161		5,796
Depreciation	5,490	5,549	(2)	5,482	(2)
Satellites and Space Systems:
Revenues(1)	$466,699	$407,827		$280,484
Operating income	30,689	27,671		11,564
Identifiable assets	176,538	170,587		125,396
Capital expenditures	8,267	13,846		7,803
Depreciation	7,430	5,742		4,656
Advanced Space Programs:
Revenues(1)	$175,121	$51,038		$68,095
Operating income	12,415	4,263		4,451
Identifiable assets	23,767	14,979		10,507
Capital expenditures	—	55		49
Depreciation	140	225		250
Transportation Management Systems:
Revenues	$50,152	$37,711		$26,532
Operating income	3,880	2,525		1,494
Identifiable assets	20,451	18,107		19,251
Capital expenditures	609	671		432
Depreciation	589	570		599
Corporate and Other:
Revenues(1)	$(3,209)	$(4,298)		$(6,976)
Operating income (loss)	—	(224)		(496)
Identifiable assets	451,916	424,307		400,341
Capital expenditures	4,921	4,302		1,556
Depreciation	3,358	3,001		3,156
Consolidated:
Revenues	$1,084,092	$802,856	(2)	$702,879	(2)
Operating income	86,439	68,248	(2)	53,262	(2)
Identifiable assets	788,318	743,976	(2)	670,126	(2)
Capital expenditures	18,479	22,035		15,636
Depreciation	17,007	15,087	(2)	14,143	(2)

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and space systems revenues include $1.8 million, $2.0 million and $4.6 million of the intersegment sales in 2007, 2006 and 2005, respectively. Launch vehicles revenues include $1.2 million, $1.6 million and $0.7 million of the intersegment sales in 2007, 2006 and 2005, respectively. Advanced space programs revenues include $0.2 million, $0.7 million and $1.7 million of the intersegment sales in 2007, 2006 and 2005, respectively.

(2)	As adjusted to give effect to the adoption of a new accounting pronouncement (see Note 2).

Export Sales and Major Customers

Orbital’s revenues by geographic area, as determined by customer location, were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
		(As adjusted)	(As adjusted)

United States	$911,408	$624,371	$634,567
Europe	113,150	111,062	10,500
East Asia and Australia	59,534	67,423	57,812

Total	$1,084,092	$802,856	$702,879

Approximately 65%, 63% and 77% of the company’s revenues in 2007, 2006 and 2005, respectively, were generated under contracts with the U.S. government and its agencies or under subcontracts with the U.S. government’s prime contractors. All such revenues were recorded in the launch vehicles, satellites and space systems or advanced space programs segments. In the satellites and space systems segment, one customer in Luxembourg accounted for approximately 11% of 2007 consolidated revenues and one customer in Norway accounted for approximately 11% of 2006 consolidated revenues.

4.	Balance Sheet Accounts and Supplemental Disclosures

Restricted Cash

At December 31, 2007 and 2006, the company had $0 and $6.0 million, respectively, of cash restricted primarily to collateralize letters of credit.

Inventory

Inventories consisted of the following (in thousands):

	December 31,
	2007	2006

Inventories	$27,659	$30,871
Allowance for inventory obsolescence	(1,110)	(818)

Total	$26,549	$30,053

Substantially all of the company’s inventory consisted of component parts and raw materials.

Receivables

The components of receivables were as follows (in thousands):

	December 31,
	2007	2006
		(As adjusted)

Billed	$36,721	$45,519
Unbilled	145,372	114,214
Retainages due upon contract completion	1,529	5,617
Allowance for doubtful accounts	(115)	(115)

Total	$183,507	$165,235

Approximately 88% of unbilled receivables and retainages at December 31, 2007 are due within one year and will be billed on the basis of contract terms and delivery schedules. Approximately 67% and 79% of the company’s receivables at December 31, 2007 and 2006, respectively, were related to contracts with the U.S. government and its agencies or under subcontracts with the U.S. government’s prime contractors. Receivables from non-U.S. customers totaled $29.2 million and $9.9 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and December 31, 2006, unbilled receivables included $15.5 million and $16.4 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. Through December 31, 2007, the company has recognized approximately $43 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met. The company generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

Through December 31, 2007, the company has recognized approximately $9 million of estimated award fees on a contract that is subject to a final assessment at the conclusion of the contract, projected to occur in 2013. If the final award fee assessment is lower than the interim assessments, the company would be required to record an unfavorable revenue and profit adjustment.

Investments

As of December 31, 2007, the company had investments in auction-rate securities with a total cost basis of $34.5 million. These investments are highly rated debt and preferred stock securities with nominal maturities of 18 years or greater and are classified as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Auction-rate securities are normally structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism allows existing investors either to roll over their holdings, whereby they will continue to own their respective securities, or liquidate their holdings by selling such securities at par. Since the third quarter of 2007, these auctions have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate paid on the investment is re-set to a level predetermined by the security and remains in effect until the next auction date, at which time the process repeats. As of December 31, 2007, the company’s investments in auction-rate securities were subject to auctions that have been unsuccessful. While these investments are currently highly rated securities, it is uncertain if or when the liquidity issues relating to these investments will improve, and there can be no assurance that the market for auction-rate securities will stabilize.

As of December 31, 2007, the company’s auction-rate securities were written down from their cost of $34.5 million to their estimated fair value of $28.0 million, based on the company’s analysis which included market information provided by the broker-dealer of these securities and discounted cash flow analyses. The company recorded a temporary impairment charge of $6.5 million in the fourth quarter of 2007 that was recorded in other comprehensive income within stockholders’ equity, in conformity with SFAS No. 115. In addition, the company classified the auction-rate securities as non-current investments on its balance sheet. The company concluded that the impairment that occurred in 2007 was temporary because (i) the company believes that the decline in market value that occurred in 2007 is due to general market conditions, (ii) the auction-rate securities continue to be of high credit quality and interest is paid as due and (iii) the company has the intent and ability to hold the auction-rate securities until a recovery in market value occurs. The fair value of these securities could change significantly in the future and the company may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods.

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
		(As adjusted)

Land	$4,061	$4,061
Buildings and leasehold improvements	47,554	44,656
Furniture, fixtures and equipment	161,096	160,078
Software and other	15,315	18,691

	228,026	227,486
Accumulated depreciation and amortization	(132,313)	(133,824)

Total	$95,713	$93,662

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $17.0 million, $15.1 million and $14.1 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2007	2006
		(As adjusted)

Contract related accruals	$56,353	$50,233
Payroll, payroll taxes and fringe benefits	43,268	37,964
Interest	1,761	238
Warranty obligations	2,497	1,879
Other	9,278	9,669

Total	$113,157	$99,983

Warranties

The company assumes warranty obligations in connection with certain transportation management systems contracts. The company records a liability for the expected costs to service estimated warranty claims. Activity in the warranty liability consisted of the following (in thousands):

	2007	2006	2005

Balance at January 1	$1,879	$2,028	$3,145
Accruals during the year	2,325	1,804	1,537
Reductions during the year	(1,707)	(1,953)	(2,654)

Balance at December 31	$2,497	$1,879	$2,028

Cash Flow

Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Interest paid	$3,162	$17,468	$10,156
Income taxes paid	2,387	1,505	559

5.	Debt Obligations

Long-term obligations consisted of the following (in thousands):

	December 31,
	2007	2006

2.4375% convertible senior subordinated notes, interest due semi-annually, principal due in January 2027	$143,750	$143,750
9% senior notes, interest due semi-annually, principal due in July 2011	—	515

	143,750	144,265
Less current portion	—	(515)

Long-term portion	$143,750	$143,750

The fair value of the 2.4375% convertible notes at December 31, 2007 was estimated at approximately $174.6 million, based on market trading activity.

Convertible Notes

On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15. The company used the net proceeds from this offering during the fourth quarter of 2006, together with available cash, to repurchase $125.9 million of the company’s 9% senior notes due 2011 for $133.8 million and to repurchase and retire 2.7 million outstanding shares of its common stock for $50.0 million. Debt issuance costs incurred in connection with the convertible notes amounted to $3.4 million, which is being amortized to interest expense over a 7 year term.

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

Upon conversion of the convertible notes, the company will deliver in respect of each $1,000 principal amount of notes tendered for conversion (1) an amount in cash (“principal return”) equal to the lesser of (a) the principal amount of the converted notes and (b) the conversion value (such value equal to the conversion rate multiplied by the average price of the company’s common shares over a 10 consecutive-day trading period) and (2) if the conversion value is greater than the principal return, an amount in cash or common stock, or a combination thereof (at the company’s option) with a value equal to the difference between the conversion value and the principal return.

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

Credit Facility

In August 2007, the company entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. The Credit Facility replaced the company’s former $50 million credit agreement, which was terminated in August 2007. Loans under the Credit Facility bear interest at LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or at the election of the company, at a prime rate. The Credit Facility is secured by substantially all of the company’s assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of

December 31, 2007, there were no borrowings under the Credit Facility, although $18.8 million of letters of credit were issued under the Credit Facility. Accordingly, as of December 31, 2007, $81.2 million of the Credit Facility was available for borrowings.

Debt Covenants

Orbital’s Credit Facility contains covenants limiting the company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage. As of December 31, 2007, the company was in compliance with all of these covenants.

Debt Extinguishment Expenses

During 2006, the company recorded $10.4 million of debt extinguishment expenses associated with the repurchase of the 9% senior notes described above, consisting of $2.5 million in accelerated amortization of debt issuance costs and $7.9 million in prepayment premiums and other expenses.

6.	Income Taxes

The significant components of the company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 were (in thousands):

	December 31,
	2007	2006
		(As adjusted)

Current Deferred Tax Assets:
U.S. Federal and state net operating loss carryforwards	$26,195	$24,655
Accruals, reserves and other	18,225	18,225

Current deferred tax assets	44,420	42,880

Noncurrent Deferred Tax Assets (Liabilities):
U.S. Federal and state net operating loss carryforwards	83,516	110,754
Capitalized research and development costs	23,733	28,626
Tax credit and capital loss carryforwards	11,954	10,595
Intangible assets and other	3,311	2,154
Excess tax depreciation and other	(5,123)	(5,050)

	117,391	147,079
Valuation allowance	(13,599)	(11,378)

Noncurrent deferred tax assets, net	103,792	135,701

Total deferred tax assets, net	$148,212	$178,581

The company’s income tax provisions for the years ended December 31, 2007, 2006 and 2005 were comprised of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
		(As adjusted)	(As adjusted)

Current:
Federal	$1,387	$839	$550
State	1,265	382	78

Total current	2,652	1,221	628

Deferred:
Federal	31,420	19,629	15,578
State and other	3,933	3,436	1,542

Total deferred	35,353	23,065	17,120

Total income tax provision	$38,005	$24,286	$17,748

A reconciliation of the statutory federal income tax rate to the company’s effective tax rate for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	4.6	5.2	4.1
Capital loss carryforward	—	(14.2)	—
Other, net	0.8	1.0	(0.6)
Changes in valuation allowance	(0.3)	13.9	—

Effective rate	40.1%	40.9%	38.5%

At December 31, 2007, the company had U.S. Federal net operating loss carryforwards of $293 million (portions of which expire beginning in 2010 through 2025) and a U.S. capital loss carryforward of $22 million (which expires in 2011). These carryforwards are subject to certain limitations and other restrictions. The U.S. capital loss carryforward is primarily related to an investment that was liquidated in 2006. The capital loss carryforward has been fully offset with a valuation allowance due to the uncertainty of realization.

The increase in the valuation allowance in 2007 pertains to the deferred tax asset recorded in connection with the unrealized loss on investments described in Note 4 that would be treated as a capital loss. This deferred tax asset required a full valuation allowance due to the uncertainty of realization and was charged to other comprehensive income.

On January 1, 2007, the company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). There was no material effect on the company’s financial statements associated with the adoption of FIN 48.

At December 31, 2007 and 2006, the company had $8 million of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded. There were no changes to the unrecognized tax benefits during the year ended December 31, 2007.

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

Leases

Aggregate minimum commitments under non-cancelable operating leases, primarily for office space and equipment rentals, at December 31, 2007 were as follows (in thousands):

2008	$15,746
2009	15,546
2010	12,266
2011	12,263
2012	11,202
Thereafter	24,415

$91,438

Rent expense for 2007, 2006 and 2005 was $15.5 million, $14.1 million and $14.9 million, respectively.

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

Litigation

In 2007, the company was advised by the Civil Division of the Department of Justice (“DoJ”) that it had been named as a defendant in a lawsuit brought by a former employee and filed under seal on February 23, 2005, in the United States District Court for the District of Arizona, under the qui tam provisions of the civil False Claims Act, which permit an individual to bring suit in the name of the United States and share in any recovery. The Court subsequently unsealed the matter, which is captioned United States of America ex rel. W. Austin Sallade v. Orbital Sciences Corporation.

The complaint alleges that the company’s Launch Systems Group submitted false and fraudulent claims for payment to the U.S. government allegedly by misclassifying and mischarging costs and by engaging in defective pricing. The complaint asserts that as a result of the allegedly wrongful conduct, the United States suffered damages and that the company is liable to the United States for three times the amount of the alleged damages, plus civil penalties of up to $10,000 for each false claim and punitive damages. Orbital has devoted significant time and resources to investigate the issues raised by the complaint and, while the company cannot predict the outcome of any litigation, the company believes it has strong substantive defenses to all of the claims. Orbital is vigorously defending this lawsuit.

The above-described lawsuit relates to matters underlying an investigation by the DoJ that the company learned of in 2005 involving suspected civil and criminal violations of government contracting laws and regulations in connection with certain U.S. government launch vehicle programs. While the Civil Division of DoJ has declined to intervene in such lawsuit, in the future it could seek to intervene with permission from the Court. To the company’s knowledge, the criminal investigation remains open. The company has cooperated fully with the U.S. government authorities in connection with their investigation. The company cannot predict whether the government ultimately will conclude that there have been any violations by the company of any federal contracting laws, policies or procedures, or any other applicable laws, or whether the former employee plaintiff will prevail in the lawsuit. The outcome of the government investigation could subject the company to criminal, civil and/or administrative penalties and up to treble damages depending on the nature of such violations, which could have a material adverse effect on the company’s results of operations or financial condition.

In addition, from time to time the company is party to certain litigation or other legal proceedings arising in the ordinary course of business. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome of such litigation or other legal proceedings will have a material adverse effect on the company’s results of operations or financial condition.

8.	Stock Plans and Equity Transactions

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

The company also has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of quarterly offering periods. As of December 31, 2007, approximately 1.0 million shares of common stock were available for purchase under the ESPP. During the year ended December 31, 2007, 2006 and 2005, compensation expense associated with the ESPP was $0.4 million, $0.6 million and $0, respectively.

Equity Transactions

The following tables summarize information related to stock-based compensation transactions and plans:

	Restricted Stock Units
		Weighted Average	Stock Options
	Number of	Measurement Date	Number of	Weighted Average
	Units	Fair Value	Options	Exercise Price

Outstanding at December 31, 2004	—	$—	7,042,537	$9.80
Granted(1)	745,000	12.11	97,500	10.73
Exercised	—	—	(477,488)	5.94
Forfeited/Expired	—	—	(130,410)	12.43

Outstanding at December 31, 2005	745,000	12.11	6,532,139	10.06
Granted(1)	673,750	17.68	55,000	12.98
Exercised	—	—	(1,819,229)	8.01
Vested	(246,680)	12.10	—	—
Forfeited	(30,347)	13.94	(12,211)	7.02
Expired	—	—	(176,186)	13.10

Outstanding at December 31, 2006	1,141,723	15.34	4,579,513	10.81
Granted(1)	499,030	23.17	—	—
Exercised	—	—	(1,009,429)	10.05
Vested	(462,539)	14.83	—	—
Forfeited	(81,026)	19.54	(6,537)	8.36
Expired	—	—	(28,035)	19.43

Outstanding at December 31, 2007	1,097,188	$18.81	3,535,512 (2)	$11.77

(1)	The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 3.91 years.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term (Years)	Price	Exercisable	Price

$1.30 - $ 5.79	1,107,415	4.39	$4.71	1,107,415	$4.71
5.80 - 12.05	1,049,532	4.67	9.54	1,049,532	9.54
12.06 - 43.31	1,378,565	2.87	19.14	1,378,565	19.14

$1.30 - $43.31	3,535,512	3.91	$11.77	3,535,512	$11.77

	Years Ended December 31,
(Dollars in millions)	2007	2006	2005

Stock-based compensation expense recognized	$7.7	$8.0	$2.2
Income tax benefit related to stock-based compensation expense	2.6	2.6	0.8
Intrinsic value of options exercised, computed as the market price on the exercise date less the price paid to exercise the options	10.8	15.7	2.6
Cash received from exercise of options	10.1	14.7	2.8
Grant date fair value of vested restricted stock units	6.9	3.0	—
Tax benefit recorded as a credit to additional paid-in capital related to stock-based compensation transactions	4.8	3.8	—

As of
December 31,
2007

Common shares available for grant under the company’s stock-based incentive plans	1,397,863
Aggregate intrinsic value of restricted stock units that are expected to vest	$26.9
Unrecognized compensation cost related to unvested restricted stock units, expected to be recognized over a weighted-average period of 1.79 years	14.1
Aggregate intrinsic value of stock options outstanding, all fully vested	45.1

During 2006, the total grant date fair value of stock options that were granted was $0.3 million, as determined on the grant date using the Black-Scholes option pricing model. For 2005, the company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 on the company’s net income and earnings per share. The following table illustrates the effect on 2005 net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 (in millions, except per share amounts):

2005

Net income, as reported (as adjusted)	$28.3
Deduct net stock-based employee compensation expense determined under fair value-based method(1)	(2.4)
Add net stock-based employee compensation expense determined under APB No. 25	0.2

Pro forma net income	$26.1

Net income per share:
Basic — as reported	$0.52
Basic — pro forma	$0.48
Diluted — as reported	$0.45
Diluted — pro forma	$0.42

(1)	Based on the following assumptions: volatility 57%; risk-free interest rate 3.71%; expected dividend yield of 0%; and average expected life of 4.5 years. The weighted-average fair value of options granted at market value during the year was $5.01, and the weighted-average fair value of options granted below market value during the year was $4.41.

In February 2007, the company modified 1.7 million of its stock options that were previously awarded to the company’s employees to increase such options’ exercise prices per share. The modification reduced the fair value of the awards and did not involve any cash compensation. The modification did not result in additional compensation expense recognition.

In October 2005, the company modified 0.3 million of its unvested stock options that were previously awarded to the company’s employees, such that the stock options became fully vested on that date. The primary purpose of this vesting acceleration was to eliminate approximately $0.4 million in compensation expense that the company would have recognized in its consolidated income statement after the adoption of SFAS No. 123R on January 1, 2006.

Warrants

As of December 31, 2007 and 2006, the company had no common stock warrants outstanding. During 2006 and 2005, common stock warrant exercises consisted solely of the exercise of warrants originally issued in August 2002 to purchase up to approximately 16.5 million shares of the company’s common stock. Each warrant was exercisable for up to 122.23 shares of Orbital’s common stock at an exercise price of $3.86 per share for a period of four years from the date of their issuance. All of these warrants were exercised prior to their 2006 expiration date.

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

Securities Repurchase Transactions

In 2007, 2006 and 2005, the company’s Board of Directors authorized the purchase of up to $50 million of the company’s outstanding debt and equity securities over a 12-month period. Under these securities purchase programs, the company repurchased and retired 1.6 million shares of its common stock at a cost of $33.4 million during 2007, 1.1 million shares of its common stock at a cost of $16.2 million during 2006 and 3.2 million shares of its common stock at a cost of $34.6 million during 2005. As of December 31, 2007, the company had authority to purchase up to an additional $16.6 million of common stock pursuant to this repurchase program through May 2008.

In December 2006, the company repurchased 2.7 million shares of its common stock for $50 million in connection with a financing transaction (see Note 5).

9.	Employee Benefit Plans

At December 31, 2007, the company had a defined contribution plan (the “Plan”) generally covering all full-time employees. Company contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors. The company made cash contributions of $12.1 million, $9.2 million and $8.7 million during 2007, 2006 and 2005, respectively.

At December 31, 2007, the company had two overfunded defined benefit plans that were frozen upon acquisition in a 1994 business combination. As of December 31, 2007 and 2006, the company had recorded a $5.5 million and $5.4 million asset, respectively, in other non-current assets related to the pension plans. The adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” at December 31, 2006 did not have a material impact on the company. The full overfunded amount at December 31, 2006 was equal to the pension-related asset recorded as of that date. The plans are not significant to the accompanying consolidated financials statements taken as a whole, and accordingly, additional related disclosures are omitted from these notes to the consolidated financial statements.

The company has a deferred compensation plan for senior managers and executive officers. At December 31, 2007 and 2006, liabilities related to this plan totaling $7.0 million and $6.1 million, respectively, were included in accrued expenses.

10.	Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two years (in thousands, except per share data).

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31

2007
Revenues	$228,222	$273,273	$289,456	$293,141
Gross profit	39,966	46,235	47,915	53,087
Income from operations	17,521	21,544	23,236	24,138
Net income	11,452	13,830	15,678	15,778
Basic income per share	0.19	0.23	0.26	0.27
Diluted income per share	0.19	0.23	0.26	0.26
2006(1)(2)
Revenues	$192,196	$196,979	$197,840	$215,841
Gross profit	37,928	38,347	37,849	44,595
Income from operations	15,957	16,760	15,113	20,418
Net income	8,848	9,907	8,530	7,790
Basic income per share	0.16	0.18	0.14	0.13
Diluted income per share	0.14	0.16	0.14	0.12

(1)	As adjusted, to give effect to the required retrospective application of a new accounting principle adopted January 1, 2007 (see Note 2).

(2)	In December 2006 the company recorded a $10.4 million pretax debt extinguishment charge ($6.3 million after tax) related to the repurchase of notes payable in connection with the financing transaction described in Note 5. In addition, the company recorded a $1.6 million gain (pretax and after tax) in the fourth quarter of 2006 in connection with the liquidation of an investment that had been written off in 1999.

ORBITAL SCIENCES CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

		Additions
			Charged/
	Balance at	Charged to	Credited to			Balance
	Start of	Costs and	Other			At End of
Description	Period	Expenses	Accounts		Deductions	Period

YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$177	$—	$—		$(62)	$115
Allowance for obsolete inventory	2,989	233	—		(2,602)	620
Deferred income tax valuation allowance	3,986	—	—		(797)	3,189
YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts	115	—	—		—	115
Allowance for obsolete inventory	620	239	—		(41)	818
Deferred income tax valuation allowance	3,189	8,189	—		—	11,378
YEAR ENDED DECEMBER 31, 2007
Allowance for doubtful accounts	115	—	—		—	115
Allowance for obsolete inventory	818	445	—		(153)	1,110
Deferred income tax valuation allowance	11,378	—	2,505	(1)	(284)	13,599

(1)	This pertains to the deferred tax asset recorded in connection with the unrealized loss on investments described in Note 4 to the consolidated financial statements that would be treated as a capital loss. This deferred tax asset required a full valuation allowance due to the uncertainty of realization, and was charged to other comprehensive income.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is included under the captions “Executive Officers of the Registrant” in Part I above and under the captions “Proposal 1 — Election of Directors — Directors to be Elected at the 2008 Annual Meeting, — Directors Whose Terms Expire in 2009, — Directors Whose Terms Expire in 2010,” “Corporate Governance — Code of Business Conduct and Ethics,” “Information

Concerning the Board of Directors and Its Committees — Our Committees” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2008 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is included under the captions “Executive Compensation — Compensation Discussion and Analysis, — Human Resources and Compensation Committee Report, — Summary Compensation Table, — Grants of Plan-Based Awards, — Outstanding Equity Awards at Fiscal Year-End, — Option Exercises and Stock Vested, — Pension Benefits, — Nonqualified Deferred Compensation, — Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Information Concerning the Board of Directors and Its Committees — Director Compensation” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2007:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued	Exercise Price	Equity Compensation
	Upon Exercise of	of Outstanding	Plans (excluding
	Outstanding Options,	Options, Warrants	securities reflected
Plan Category	Warrants and Rights	and Rights	in first column)

Equity Compensation Plans Approved by Security Holders(1)	50,000	$29.14	989,725
Equity Compensation Plans Not Approved by Security Holders(2)	3,485,512	11.52	408,138

Total	3,535,512	$11.77	1,397,863

(1)	The equity compensation plans approved by our stockholders are our 1997 Stock Option and Incentive Plan (“1997 Option Plan”) and our 2005 Stock Incentive Plan (“2005 Stock Plan”). A subsequent amendment in 1998 to the 1997 Option Plan increasing the total number of authorized shares thereunder to 3,200,000 also was approved by our stockholders. For purposes of reporting on the options outstanding under the 1997 Option Plan, we have assumed that all 3,200,000 shares approved by stockholders were issued during 1997 and 1998. The 2005 Stock Plan has a maximum of 2,500,000 shares available for issuance, subject to adjustment upon the occurrence of certain events. The share numbers shown in this row do not include shares that may be issued under the company’s 1999 Employee Stock Purchase Plan, which currently has approximately 1,001,237 shares available for issuance, and do not include 1,097,188 shares subject to outstanding restricted stock and restricted stock unit awards.

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

The information required by this Item is also included under the caption “Ownership of Common Stock” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2008 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the caption “Information Concerning the Board of Directors and Its Committees — Related Person Transactions Policy, — Director Independence” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2008 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is included under the caption “Other Matters — Fees of Independent Registered Public Accounting Firm, — Pre-Approval of Audit and Non-Audit Services” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2008 and is incorporated herein by reference.

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

Dated: February 22, 2008	ORBITAL SCIENCES CORPORATION

	By:	/s/ David W. Thompson David W. Thompson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 22, 2008

Signature:	Title:

/s/ David W. Thompson David W. Thompson	Chairman of the Board and Chief Executive Officer, Director (Principal Executive Officer)

/s/ James R. Thompson James R. Thompson	Vice Chairman, President and Chief Operating Officer, Director

/s/ Garrett E. Pierce Garrett E. Pierce	Vice Chairman and Chief Financial Officer, Director (Principal Financial Officer)

/s/ N. Paul Brost N. Paul Brost	Senior Vice President, Finance

/s/ Hollis M. Thompson Hollis M. Thompson	Vice President and Controller (Principal Accounting Officer)

/s/ Edward F. Crawley Edward F. Crawley	Director

/s/ Daniel J. Fink Daniel J. Fink	Director

/s/ Lennard A. Fisk Lennard A. Fisk	Director

/s/ Robert M. Hanisee Robert M. Hanisee	Director

Signature:	Title:

/s/ Robert J. Hermann Robert J. Hermann	Director

/s/ Ronald T. Kadish Ronald T. Kadish	Director

/s/ Janice I. Obuchowski Janice I. Obuchowski	Director

/s/ James G. Roche James G. Roche	Director

/s/ Frank L. Salizzoni Frank L. Salizzoni	Director

/s/ Harrison H. Schmitt Harrison H. Schmitt	Director

/s/ Scott L. Webster Scott L. Webster	Director

EXHIBIT INDEX

The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.5	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, dated November 2, 1998 (incorporated by reference to Exhibit 2 to the company’s Registration Statement on Form 8-A filed on November 2, 1998).
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).
4.2	Indenture dated as of December 13, 2006, by and between Orbital Sciences Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on December 13, 2006).
4.3	Form of 2.4375% Convertible Senior Subordinated Note due 2027 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on December 13, 2006).
4.4	Registration Rights Agreement dated as of December 13, 2006, by and among Orbital Sciences Corporation, Wachovia Capital Markets, LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 to the company’s Current Report on Form 8-K filed on December 13, 2006).
4.5	Rights Agreement dated as of October 22, 1998, by and between Orbital Sciences Corporation and BankBoston N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the company’s Report on Form 8-A filed on November 2, 1998).
4.6	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the company’s Report on Form 8-A filed on November 2, 1998).
10.1	Credit Agreement dated as of August 17, 2007, among Orbital Sciences Corporation, as Borrower, the Lenders and Issuers party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and Sovereign Bank, as Co-Documentation Agents, and Citigroup Global Markets Inc., as Sole Leading Book-Running Manager and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on August 23, 2007).
10.2	Pledge and Security Agreement dated as of August 17, 2007, between Orbital Sciences Corporation and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on August 23, 2007).
10.3	Lease Agreement dated as of May 18, 1999, by and between Boston Properties Limited Partnership and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.4 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.4	Lease Agreement dated as of April 5, 1999, by and between Boston Properties Limited Partnership and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Exhibit
Number	Description of Exhibit

10.5	Lease Agreement dated as of December 1, 1999, by and between Boston Properties Limited Partnership and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.6	Sale/Leaseback Agreement dated as of September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990).
10.7	First Amendment to Sale/Leaseback Agreement dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 1991).
10.8	Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, amended as of November 1, 2007 (transmitted herewith).*
10.9	Orbital Sciences Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.10	Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.11	Executive Relocation Agreement dated as of August 7, 2003, by and between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.12	First Amendment to Executive Relocation Agreement dated as of April 28, 2005, by and between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.13	Employment Offer Letter dated as of July 28, 2006, from Orbital Sciences Corporation to Carl A. Marchetto, Executive Vice President and General Manager, Space Systems Group (incorporated by reference to Exhibit 10.16 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.14	Amended and Restated Executive Severance Agreement dated as of November 30, 2007, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on December 4, 2007).*
10.15	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10.16	Form of Amended and Restated Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on December 4, 2007).*
10.17	Purchase Contract dated as of March 27, 2002, by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003).**
10.18	Amendment dated as of January 13, 2005, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.19	Amendment dated as of January 18, 2006, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.20	Amendment dated as of February 5, 2007, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.25 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

Exhibit
Number	Description of Exhibit

10.21	Amendment dated as of January 15, 2008, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (transmitted herewith).
10.22	Schedule A Basic Contract dated as of December 17, 2007, by and between Orbital Sciences Corporation and Lockheed Martin Corporation (transmitted herewith).**
10.23	Form of Executive Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*
10.24	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*
10.25	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.26	Form of Non-Employee Director Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.29 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).*
10.27	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.28	Form of Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.29	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.32 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).*
12	Statement re Computation of Ratio of Earnings to Fixed Charges (transmitted herewith).
23	Consent of PricewaterhouseCoopers LLP (transmitted herewith).
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

*	Management Contract or Compensatory Plan or Arrangement.

**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.