Form 10-Q
period 2008-03-31
ORBITAL SCIENCES CORP /DE/
filed 2008-04-25
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 23, 2008, 58,524,803 shares of the registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$244,253	$235,822
Receivables, net	206,709	183,507
Inventories, net	26,505	26,549
Deferred income taxes, net	44,516	44,420
Other current assets	3,503	5,508

Total current assets	525,486	495,806

Investments	25,500	28,000
Property, plant and equipment, net	97,824	95,713
Goodwill	55,551	55,551
Deferred income taxes, net	95,723	103,792
Other non-current assets	8,486	9,456

Total assets	$808,570	$788,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$167,286	$131,805
Deferred revenues	61,289	79,339

Total current liabilities	228,575	211,144
Long-term obligations	143,750	143,750
Other non-current liabilities	520	325

Total liabilities	372,845	355,219

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 58,426,603 and 58,753,536 shares outstanding, respectively	584	587
Additional paid-in capital	546,508	554,451
Accumulated other comprehensive loss	(9,861)	(6,751)
Accumulated deficit	(101,506)	(115,188)

Total stockholders’ equity	435,725	433,099

Total liabilities and stockholders’ equity	$808,570	$788,318

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except per share data)

	Quarters Ended March 31,
	2008	2007
Revenues	$295,964	$228,222
Costs of revenues	243,542	188,256
Research and development expenses	8,982	2,850
Selling, general and administrative expenses	21,885	19,595

Income from operations	21,555	17,521

Interest income and other	2,386	3,038
Interest expense	(1,045)	(1,148)

Income before income taxes	22,896	19,411
Provision for income taxes	(9,214)	(7,959)

Net income	$13,682	$11,452

Basic net income per share	$0.23	$0.19

Diluted net income per share	$0.23	$0.19

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Quarters Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$13,682	$11,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,535	4,108
Deferred taxes	7,783	6,854
Stock-based compensation and other	2,166	2,023
Changes in assets and liabilities	(3,617)	(16,875)

Net cash provided by operating activities	24,549	7,562

Cash Flows From Investing Activities:
Capital expenditures	(6,736)	(3,707)
Purchases of investments	—	(65,000)
Sales of investments	—	65,000
Change in cash restricted for letters of credit, net	—	(1,000)

Net cash used in investing activities	(6,736)	(4,707)

Cash Flows From Financing Activities:
Repurchase of common stock	(11,781)	—
Net proceeds from issuances of common stock	1,656	3,748
Tax benefit of share-based compensation and other	743	759

Net cash (used in) provided by financing activities	(9,382)	4,507

Net increase in cash and cash equivalents	8,431	7,362
Cash and cash equivalents, beginning of period	235,822	199,751

Cash and cash equivalents, end of period	$244,253	$207,113

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)
(1) Basis of Presentation
     Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small rockets and space systems for commercial, military and civil government customers.
     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results expected for the full year.
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

(3) Adoption of SFAS No. 157 and SFAS No. 159
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The company adopted SFAS No. 157 as of January 1, 2008, as required, and FASB Staff Position FAS 157-2, which delayed by one year the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions. The company’s adoption of SFAS No. 157 for its financial assets and liabilities did not have a material impact on its financial statements. See Note 8 for disclosures required by SFAS No. 157 related to the company’s investments in auction-rate securities.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The company has elected not to apply the fair value option to any of its assets and liabilities.

(4) Industry Segment Information
     Orbital’s products and services are grouped into four reportable business segments: (i) launch vehicles; (ii) satellites and space systems; (iii) advanced space programs; and (iv) transportation management systems. Reportable segments are generally organized based upon product lines. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other. The primary products and services from which the company’s reportable segments derive revenues are:
•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small-class space launch vehicles that place satellites into Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used to enable global and regional communications and broadcasting, to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to demonstrate new space technologies, to collect imagery and other remotely-sensed data about the Earth and to enable national security applications.

•	Advanced Space Programs. Human-rated space systems for Earth-orbit and lunar exploration, advanced launch systems for medium-class satellites, and small satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

•	Transportation Management Systems. Software-based transportation management systems for public transit agencies and private vehicle fleet operators (see Note 16 regarding the company’s agreement to sell its transportation management systems business unit).
     Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended March 31,
	2008	2007
Launch Vehicles:
Revenues	$105,257	$88,251
Operating income	7,615	7,863
Identifiable assets	122,350	115,646	(3)
Capital expenditures	4,002	681
Depreciation	1,287	1,346
Satellites and Space Systems(1):
Revenues(2)	$106,402	$104,213
Operating income	7,869	6,865
Identifiable assets	166,752	176,538	(3)
Capital expenditures	1,856	1,572
Depreciation	2,141	1,805
Advanced Space Programs(1):
Revenues	$72,609	$26,344
Operating income	4,841	2,113
Identifiable assets	48,580	23,767	(3)
Capital expenditures	—	—
Depreciation	3	51
Transportation Management Systems:
Revenues	$12,419	$10,275
Operating income	1,230	680
Identifiable assets	23,214	20,451	(3)
Capital expenditures	199	28
Depreciation	170	154
Corporate and Other:
Revenues(2)	$(723)	$(861)
Operating income	—	—
Identifiable assets	447,674	451,916	(3)
Capital expenditures	679	1,426
Depreciation	934	752
Consolidated:
Revenues	$295,964	$228,222
Operating income	21,555	17,521
Identifiable assets	808,570	788,318	(3)
Capital expenditures	6,736	3,707
Depreciation	4,535	4,108

(1)	Effective December 31, 2007, the company disaggregated Advanced Space Programs from Satellites and Space Systems. The first quarter 2007 presentation has been reclassified to conform to the 2008 presentation.

(2)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and Space Systems revenues include $0.5 million and $0.6 million of intersegment sales in the quarters ended March 31, 2008 and 2007, respectively.

(3)	As of December 31, 2007.

(5) Earnings Per Share
     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarters Ended March 31,
	2008	2007
Weighted average of outstanding shares for basic EPS	58,495	59,092
Dilutive effect of stock options and units	1,692	1,853

Shares for diluted EPS	60,187	60,945

     In the first quarter of 2008 and 2007, diluted weighted-average shares outstanding excluded the effect of approximately 0.3 million and 0.5 million, respectively, of stock options that were anti-dilutive. Diluted weighted-average shares outstanding also excluded the effect of the company’s $143.8 million of 2.4375% convertible senior subordinated notes that were anti-dilutive.
(6) Receivables
     Receivables consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Billed	$73,782	$36,721
Unbilled	133,042	146,901
Allowance for doubtful accounts	(115)	(115)

Total	$206,709	$183,507

     As of March 31, 2008 and December 31, 2007, unbilled receivables included $15.7 million and $15.5 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.
     Certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. Through March 31, 2008, the company has recognized approximately $44 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met. The company generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.
     Through March 31, 2008, the company has recognized approximately $14 million of estimated award fees on a contract that is subject to a final assessment at the conclusion of the contract, projected to occur in 2013. If the final award fee assessment is lower than the interim assessments, the company would be required to record an unfavorable revenue and profit adjustment.

(7) Inventories
     Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Inventories	$27,615	$27,659
Allowance for inventory obsolescence	(1,110)	(1,110)

Total	$26,505	$26,549

     Substantially all of the company’s inventory consisted of component parts and raw materials.
(8) Investments
     As of March 31, 2008 and December 31, 2007, the company held auction-rate securities totaling $34.5 million at cost, which are classified as available for sale securities and noncurrent assets on the company’s balance sheet. Contractual maturities for these auction-rate securities are 18 years or greater with an interest reset date approximately every 28 days. Until the fourth quarter of 2007, the carrying value of auction-rate securities approximated fair value. With the liquidity issues experienced in the global credit and capital markets, the company’s auction-rate securities have experienced multiple failed auctions and the estimated market value of these securities has been less than cost since December 31, 2007.
     The company has estimated the fair value of these auction-rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. The company estimated that the fair market value of these securities at March 31, 2008 and December 31, 2007 was $25.5 million and $28.0 million, respectively. The company recorded temporary impairment charges of $2.5 million and $6.5 million during the first quarter of 2008 and the fourth quarter of 2007, respectively, in other comprehensive income within stockholders’ equity.
     The company concluded that the impairment charges recorded were temporary because (i) the company believes that the decline in market value is due to general market conditions; (ii) the auction-rate securities continue to be of high credit quality and interest is paid when due; and (iii) the company has the intent and ability to hold the auction-rate securities until a recovery in market value occurs. The fair value of these securities could change significantly in the future and the company may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods.

     The fair value of the auction-rate securities was recorded as follows (in thousands):

Quarter Ended
March 31, 2008
Fair value(1) at beginning of period	$28,000
Total unrealized losses (none included in earnings)	(2,500)

Fair value(1) at end of period	$25,500

(1)	As discussed above, the company estimated the fair value of its auction-rate securities based upon discounted cash flow analyses using the best available information. Under SFAS No. 157, such valuation assumptions are defined as level 3 inputs.
(9) Debt
Convertible Notes
     In December 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15. Under certain circumstances, the convertible notes are convertible into cash, or a combination of cash and common stock at the company’s election, based on an initial conversion rate of 40.8513 shares of the company’s common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share).
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
     The fair value of the company’s convertible notes at March 31, 2008 and December 31, 2007 was estimated at $173.4 million and $174.6 million, respectively. The fair value was determined based on quoted market prices by a broker-dealer.

Credit Facility
     In August 2007, the company entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate. The Credit Facility is secured by substantially all of the company’s assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of March 31, 2008, there were no borrowings under the Credit Facility, although $18.9 million of letters of credit were issued under the Credit Facility. Accordingly, as of March 31, 2008, $81.1 million of the Credit Facility was available for borrowings.
Debt Covenants
     Orbital’s Credit Facility contains covenants limiting the company’s ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage. As of March 31, 2008, the company was in compliance with all of these covenants.
(10) Comprehensive Income
     Comprehensive income in the quarter ended March 31, 2008 was $10.6 million, and consisted of net income of $13.7 million, unrealized loss on investments of $2.5 million and a $0.6 million loss related to defined benefit plans, net of tax. Comprehensive income in the quarter ended March 31, 2007 was equal to net income.
     Accumulated other comprehensive loss as of March 31, 2008 and December 31, 2007 was $9.9 million and $6.8 million, respectively.

(11) Stock-Based Compensation
     The following tables summarize information related to stock-based compensation transactions (dollars in millions, except per-option and per-unit average values):

	Restricted Stock Units		Stock Options
		Weighted
		Average
		Measurement
	Number of	Date	Number of	Weighted Average
	Units	Fair Value	Options	Exercise Price
Outstanding at December 31, 2007	1,097,188	$18.81	3,535,512	$11.77
Granted(1)	18,595	24.31	—	—
Exercised	—	—	(134,584)	10.37
Vested	(34,197)	17.93	—	—
Forfeited	(3,833)	18.71	(3,200)	5.22
Expired	—	—	(120,020)	45.54

Outstanding at March 31, 2008	1,077,753	$18.93	3,277,708 (2)	$10.59

(1)	The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 3.75 years.

	Quarter Ended	Quarter Ended
	March 31, 2008	March 31, 2007
Stock-based compensation expense	$2.1	$1.9
Income tax benefit related to stock-based compensation expense	0.7	0.6
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	1.8	3.4
Cash received from exercise of options	1.4	3.3
Tax benefits recorded as credits to additional paid-in capital related to stock-based compensation transactions	0.7	0.8

As of
March 31, 2008
Shares of common stock available for grant under the company’s stock-based incentive plans	1,510,461
Aggregate intrinsic value of restricted stock units that are expected to vest	$26.0
Unrecognized compensation cost related to non-vested restricted stock units expected to be recognized over a weighted-average period of 1.57 years	13.3
Aggregate intrinsic value of stock options outstanding, all fully vested	46.0
(12) Research and Development
     In February 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system, called Commercial Orbital Transportation Services (“COTS”), for delivering cargo to the International Space Station. Under the agreement, NASA will fund $170 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be nearly $200 million. The Company expects to complete this project in late 2010.
     This agreement will be accounted for as a best-efforts research and development cost-sharing arrangement. As such, the amounts funded by NASA will be recognized proportionally as an offset to the company’s COTS project research and development expenses, rather than as revenue. There was no funding received or significant cost incurred on the COTS program during the first quarter of 2008.

(13) Income Taxes
     The company’s U.S. income tax return for calendar year 2005 is currently under audit by the Internal Revenue Service (“IRS”). While the company currently expects the audit to be concluded in late 2008, the company cannot currently determine if the audit will result in any tax or penalty payments to the IRS, any adjustments to the company’s federal net operating loss or capital loss carryforwards, or if there will be any material adjustments to the company’s financial statements. The Company’s tax returns have been audited previously for the years through 1989.
(14) Commitments and Contingencies
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
(15) Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The company does not expect that adoption of this standard will have a material impact on its financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The company does not expect that adoption of this standard will have a material impact on its financial statements.
(16) Subsequent Event
     In April 2008, the company entered into an agreement to sell its transportation management systems (“TMS”) business unit to Affiliated Computer Services, Inc. for $42.5 million in cash. Completion of the transaction is subject to customary closing conditions. The company expects to close the transaction during the second or third quarter of 2008. The company expects to recognize a gain on the disposal of TMS and to reclassify the segment as discontinued operations during the second or third quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With the exception of historical information, the matters discussed within this Item 2 and elsewhere in this Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Readers should be cautioned that a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2007, may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. Historical results of operations may not be indicative of future operating results. We assume no obligation to update any forward-looking statements.
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
     As discussed in Note 16 to the accompanying financial statements, in April 2008 we entered into an agreement to sell our transportation management systems (“TMS”) business unit to Affiliated Computer Services, Inc. for $42.5 million in cash. Completion of the transaction is subject to customary closing conditions. We expect to close the transaction during the second or third quarter of 2008. We expect to recognize a gain on the disposal of TMS and to reclassify the segment as discontinued operations during the second or third quarter of 2008.

Consolidated Results of Operations for the Quarters Ended March 31, 2008 and 2007
     Revenues - Our first quarter 2008 revenues were $296.0 million, up 30% compared to first quarter 2007 revenues of $228.2 million primarily due to revenue growth in the advanced space programs and launch vehicles segments. Advanced space programs segment revenues grew $46.3 million, or 176%, driven by an increase in contract activity on the Orion human spacecraft program for NASA which began in late 2006. Launch vehicles segment revenues increased $17.0 million, or 19%, principally due to increased contract activity on missile defense, space launch and target launch vehicle programs. Satellites and space systems segment revenues increased $2.2 million, or 2%, due to increased activity on communications satellite contracts, partially offset by lower activity levels on certain science and technology satellite contracts. Transportation management systems segment revenues increased $2.1 million, or 21%, due to an increase in activity on recently awarded contracts.
     Cost of Revenues - Our cost of revenues was $243.5 million in the first quarter of 2008, a 29% increase compared to $188.3 million in the first quarter of 2007. Cost of revenues include the costs of personnel, materials, subcontracts and overhead. The increase in cost of revenues was principally due to an increased level of contract activity in the first quarter of 2008 that was consistent with revenue growth discussed above, primarily in the advanced space programs and launch vehicles segments. Cost of revenues in the advanced space programs segment increased $41.2 million, or 192%, in the first quarter of 2008 compared to the first quarter of 2007, of which $35.3 million related to materials and subcontract costs primarily attributable to the Orion program. Cost of revenues in the launch vehicles segment increased $12.7 million, or 18%, in the first quarter of 2008.
     Research and Development Expenses - Research and development expenses are comprised of our self-funded product research and development activities. Our research and development expenses totaled $9.0 million, or 3% of revenues, in the first quarter of 2008, a $6.1 million increase compared to $2.9 million, or 1% of revenues, in the first quarter of 2007. This increase was primarily driven by a major new product development program to create a medium-capacity rocket called Taurus II. Approximately $5.6 million of the increase in research and development expenses was related to the Taurus II program.
     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $21.9 million, or 7% of revenues, and $19.6 million, or 9% of revenues, in the first quarter of 2008 and 2007, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs. The increase in selling, general and administrative expenses was primarily due to a $2.7 million increase in bid, proposal and marketing expenses partially offset by a marginal reduction in professional fees in 2008.
     Interest Income and Other - Interest income and other decreased to $2.4 million in the first quarter of 2008, compared to $3.0 million in the first quarter of 2007, attributable to lower interest income on short-term cash investments due to a reduction in interest rates.

     Interest Expense - Interest expense was $1.0 million and $1.1 million in the first quarter of 2008 and 2007, respectively, attributable to interest on our $143.8 million of long-term debt.
     Income Taxes - We recorded income tax expense of $9.2 million and $8.0 million in the first quarter of 2008 and 2007, respectively, reflecting an annualized effective income tax rate of 40.2% and 41.0%, respectively. The decrease in the effective tax rate is primarily due to a reduction in state taxes in 2008.
     Net Income - Our net income for the first quarter of 2008 was $13.7 million, compared to net income of $11.5 million in the first quarter of 2007.
Segment Results for the Quarters Ended March 31, 2008 and 2007
     Our products and services are grouped into four reportable business segments: (i) launch vehicles; (ii) satellites and space systems; (iii) advanced space programs; and (iv) transportation management systems. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended March 31,
	2008	2007
Revenues:
Launch Vehicles	$105,257	$88,251
Satellites and Space Systems(1)	106,402	104,213
Advanced Space Programs(1)	72,609	26,344
Transportation Management Systems	12,419	10,275
Corporate and Other	(723)	(861)

Total	$295,964	$228,222

Income from Operations:
Launch Vehicles	$7,615	$7,863
Satellites and Space Systems(1)	7,869	6,865
Advanced Space Programs(1)	4,841	2,113
Transportation Management Systems	1,230	680

Total	$21,555	$17,521

(1)	Effective December 31, 2007, the company disaggregated Advanced Space Programs from Satellites and Space Systems. The first quarter 2007 presentation has been reclassified to conform to the 2008 presentation.

     Launch Vehicles - Launch vehicles segment revenues increased 19% due to revenue increases in all three of the segment’s product lines. In our interceptor launch vehicles product line, which accounted for 52% and 55% of total launch vehicles segment revenues in the first quarter of 2008 and 2007, respectively, we are developing and manufacturing the midcourse-phase Orbital Boost Vehicle (“OBV”), directed by the U.S. Missile Defense Agency (“MDA”) and designed to defend the United States against long-range ballistic missile attacks. We are also developing the boost vehicle for the Kinetic Energy Interceptor (“KEI”) program, the next generation missile defense interceptor, also under direction by MDA. Revenues from the interceptor launch vehicles product line increased $6.5 million primarily due to an increase in OBV revenue due to increased program activity in the first quarter of 2008. Space launch vehicle product line revenues increased $6.7 million primarily due to an increase in Pegasus and Taurus program activity. Revenues in the target launch vehicles product line increased $4.2 million due to increased design and production activity on our ballistic missile target programs that support missile defense systems testing and increased production on our Coyote supersonic ramjet vehicle program for the U.S. Navy.
     Operating income in the launch vehicles segment decreased slightly for the first quarter of 2008 primarily due to an increase in research and development costs that more than offset approximately $2 million of profit growth in the interceptor and space launch vehicle product lines. Our research and development expenses are generally recoverable under U.S. Government contracts. However, in the first quarter of 2008, discretionary research and development expenses incurred in excess of amounts recovered under U.S. Government contracts resulted in a $2.3 million reduction in operating income in the launch vehicles segment.
     Interceptor launch vehicle operating income increased quarter-over-quarter primarily due to an increase in the OBV program due to increased program activity. Interceptor launch vehicles continued to make the largest contribution to this segment’s operating income, contributing 87% and 70% of total segment operating income in the first quarter of 2008 and 2007, respectively. Operating income from space launch vehicles increased primarily due to higher activity levels and profit margins on certain Pegasus contracts in the first quarter of 2008 compared to the first quarter of 2007. Operating income from our target launch vehicle product line decreased slightly despite higher revenues largely due to lower operating income in the quarter from certain medium-range target programs.
     This segment’s operating margin (as a percentage of revenues) decreased to 7.2% in the first quarter of 2008, compared to 8.9% in the first quarter of 2007, largely due to the discretionary research and development expenses incurred in excess of amounts recovered under U.S. Government contracts discussed above.

     Satellites and Space Systems - Satellites and space systems segment revenues increased 2% primarily as a result of significant growth in communications satellites revenues substantially offset by a reduction in science and technology satellite revenues. Communications satellites revenues accounted for 75% and 59% of total segment revenues in the first quarter of 2008 and 2007, respectively. The growth in communications satellites revenues was attributable to a substantial increase in activity levels on several contracts. There were ten communications satellites in various stages of completion in the first quarter of 2008 as compared to eight in the first quarter of 2007. Revenues from the science and technology satellites product line declined largely due to certain programs, such as the Dawn program, that were completed in prior periods and other programs nearing completion in 2008.
     Operating income in the satellites and space systems segment increased 15% due to profit growth from communications satellites that was partially offset by a profit reduction from science and technology satellites. Communications satellites operating income improved largely due to cost improvement initiatives and an increase in activity levels in 2008 attributable to certain recently awarded contracts that have higher profit margins. The communications satellite product line accounted for 81% and 53% of total segment operating income in the first quarter of 2008 and 2007, respectively. Operating income from the science and technology satellites product line declined due to lower activity levels on several contracts. Operating income from space technical services declined marginally due to a reduction in program activity levels in 2008.
     This segment’s operating margin (as a percentage of revenues) was 7.4% in the first quarter of 2008, compared to 6.6% in the first quarter of 2007. This margin increase was primarily due to a margin improvement in the communications satellite product line, partially offset by a lower operating margin in our science and technology satellites product line. The margin improvement in the communications satellite product line was related to cost improvement initiatives and an increase in activity levels in 2008 attributable to certain recently awarded contracts that have higher profit margins.
     Advanced Space Programs - Advanced space programs segment revenues increased 176% primarily due to increased contract activity on the Orion human spacecraft program for NASA which began in late 2006. We are designing, developing and building the Launch Abort System for the Orion vehicle that will boost the spacecraft and its crew to safety in the event of an emergency on the launch pad or at any time during ascent. The Orion program accounted for 84% and 72% of total segment revenues in the first quarter of 2008 and 2007, respectively.
     Operating income in the advanced space programs segment increased 129% primarily due to the substantial increase in contract activity on the Orion program. This segment’s operating margin (as a percentage of revenues) was 6.7% in the first quarter of 2008, compared to 8.0% in the first quarter of 2007. This decrease in operating margin was primarily due to cost growth and a revised profit assessment on the Orion program in the second quarter of 2007.

     Transportation Management Systems - Transportation management systems segment revenues increased $2.1 million, and operating income rose $0.6 million, primarily due to an increase in activity on recently awarded contracts. This segment’s operating margin (as a percentage of revenues) was 9.9% in the first quarter of 2008, compared to 6.6% in the first quarter of 2007.
     As further discussed in Note 16 to the accompanying financial statements, in April 2008 we entered into an agreement to sell our transportation management systems business unit. Subject to completion of customary closing conditions, we expect to close the transaction during the second or third quarter of 2008.
     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues.
Backlog
     Our firm backlog was approximately $2.2 billion at March 31, 2008 and $2.1 billion at December 31, 2007. While there can be no assurance, we expect to convert approximately $750 million of the March 31, 2008 firm backlog into revenue during the remainder of 2008. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.
     Total backlog was approximately $4.3 billion at March 31, 2008 and $3.9 billion at December 31, 2007. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.
Liquidity and Capital Resources
Cash Flow from Operating Activities
     Cash flow from operating activities in the first quarter of 2008 was $24.5 million as compared to $7.6 million in the first quarter of 2007. This increase in operating cash flows was primarily due to a $35.5 million increase in accounts payable and accrued expenses during the first quarter of 2008, largely attributable to higher subcontractor activity on the Orion program, compared to a $15.4 million increase in the same accounts in the first quarter of 2007.
Cash Flow from Investing Activities
     In the first quarter of 2008, we spent $6.7 million for capital expenditures, as compared to $3.7 million in the first quarter of 2007. This increase is primarily related to expanded facilities to support business segment growth.

Cash Flow from Financing Activities
     During the first quarter of 2008, we repurchased and retired 0.5 million shares of our common stock at a cost of $11.8 million. During the first quarters of 2008 and 2007, we received $1.7 million and $3.7 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.
     Convertible Notes - In December 2006, we issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15. The convertible notes are convertible into cash, or a combination of cash and common stock at our election, based on an initial conversion rate of 40.8513 shares of our common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share) under certain circumstances.
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
     Credit Facility - In August 2007, we entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. The Credit Facility replaced our former $50 million credit agreement, which was terminated in August 2007. At our the election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate. The Credit Facility is secured by substantially all of our assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of March 31, 2008, there were no borrowings under the Credit Facility, although $18.9 million of letters of credit were issued under the Credit Facility. Accordingly, as of March 31, 2008, $81.1 million of the Credit Facility was available for borrowings.
     Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage. As of March 31, 2008, we were in compliance with all of these covenants.

Available Cash and Future Funding
     At March 31, 2008, we had $244.3 million of unrestricted cash and cash equivalents. Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our Credit Facility. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
     As discussed in Note 8 to the accompanying financial statements, we currently hold investments in auction-rate securities with a cost basis of $34.5 million that have experienced a decline in fair value. Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need to liquidate our investments in auction-rate securities in the foreseeable future. Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.
     In May 2007, we announced that our Board of Directors authorized the purchase of up to $50 million of our outstanding common stock over a 12-month period. We have repurchased a total of 2.1 million shares of our common stock for $45.2 million under this program. Accordingly, we may purchase up to an additional $4.8 million of our common stock pursuant to this repurchase program through May 2, 2008. On April 24, 2008, our Board of Directors authorized a new plan for the purchase of up to $50 million of outstanding common stock over a 12-month period commencing April 25, 2008.
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not expect that adoption of this standard will have a material impact on our financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect that adoption of this standard will have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe that our market risk exposure is primarily related to changes in foreign currency exchange rates, interest rate risk and the market value of certain investments that we hold as of March 31, 2008. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.
Uncertainties in the Credit Markets
     As of March 31, 2008 and December 31, 2007, we held auction-rate securities totaling $34.5 million at cost, which are classified as available for sale securities and noncurrent assets on our balance sheet. Contractual maturities for these auction-rate securities are 18 years or greater with an interest reset date approximately every 28 days. Until the fourth quarter of 2007, the carrying value of auction-rate securities approximated fair value. With the liquidity issues experienced in the global credit and capital markets, our auction-rate securities have experienced multiple failed auctions and the estimated market value of these securities has been less than cost since December 31, 2007.
     We have estimated the fair value of these auction-rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. We estimated that the fair market value of these securities at March 31, 2008 and December 31, 2007 was $25.5 million and $28.0 million, respectively. We recorded temporary impairment charges of $2.5 million and $6.5 million during the first quarter of 2008 and the fourth quarter of 2007, respectively, recorded in other comprehensive income within stockholders’ equity.
     We concluded that the impairment charges recorded were temporary because (i) we believe that the decline in market value is due to general market conditions; (ii) the auction-rate securities continue to be of high credit quality and interest is paid when due; and (iii) we have the intent and ability to hold the auction-rate securities until a recovery in market value occurs. The fair value of these securities could change significantly in the future and we may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods.
Foreign Currency Exchange Rate Risk
     We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars. At March 31, 2008, we had $3.2 million of receivables denominated in Japanese yen and $0.6 million denominated in Singapore dollars.

     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At March 31, 2008, we had no foreign currency forward exchange contracts.
Interest Rate Risk
     We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents. As of March 31, 2008, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our convertible debt at March 31, 2008 was $173.4 million. The fair value was determined based on quoted market prices by a broker-dealer.
     Our exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2 million in interest income earned.
     We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.
Deferred Compensation Plan
     We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $7.5 million at March 31, 2008. This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.
The following table sets forth information regarding our repurchase of common stock during the quarter ended March 31, 2008.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share	Programs [1]	Programs [1]
January 1, 2008 to January 31, 2008	277,500	$23.67	277,500	$10,020,735

February 1, 2008 to February 29, 2008	106,344	$23.70	106,344	$7,499,993

March 1, 2008 to March 31, 2008	118,600	$22.70	118,600	$4,807,210

TOTAL	502,444	$23.45	502,444	$4,807,210

(1)	On May 2, 2007, we announced the company’s plan, subject to certain conditions, to repurchase up to an aggregate of $50 million of outstanding common stock. This plan expires on May 2, 2008. All purchases made during the quarter ended March 31, 2008 were made under this plan in open market transactions. On April 24, 2008, our Board of Directors authorized a new plan for the purchase of up to $50 million of outstanding common stock over a 12-month period commencing April 25, 2008.

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

ORBITAL SCIENCES CORPORATION

DATED: April 25, 2008	By:	/s/ David W. Thompson

David W. Thompson
Chairman and Chief Executive Officer

DATED: April 25, 2008	By:	/s/ Garrett E. Pierce

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