Form 10-Q
period 2008-06-30
ORBITAL SCIENCES CORP /DE/
filed 2008-08-05
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2008, 58,635,947 shares of the registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2008	2007
		(see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$303,558	$235,822
Receivables, net	209,581	183,507
Inventories, net	25,795	26,549
Deferred income taxes, net	44,212	44,420
Other current assets	4,238	5,508

Total current assets	587,384	495,806

Investments	22,600	28,000
Property, plant and equipment, net	99,672	95,713
Goodwill	55,551	55,551
Deferred income taxes, net	70,978	90,942
Other non-current assets	7,854	9,456

Total assets	$844,039	$775,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$175,625	$131,805
Deferred revenues and customer advances	57,551	79,339

Total current liabilities	233,176	211,144
Long-term obligations	143,750	143,750
Other non-current liabilities	6,379	325

Total liabilities	383,305	355,219

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 58,678,277 and 58,753,536 shares outstanding, respectively	587	587
Additional paid-in capital	551,290	554,451
Accumulated other comprehensive loss	(2,538)	(6,751)
Accumulated deficit	(88,605)	(128,038)

Total stockholders’ equity	460,734	420,249

Total liabilities and stockholders’ equity	$844,039	$775,468

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Quarters Ended June 30,
	2008	2007
Revenues	$301,223	$261,214
Cost of revenues	242,789	217,278
Research and development expenses	10,202	3,944
Selling, general and administrative expenses	21,745	19,074

Income from operations	26,487	20,918
Investment impairment charge	(10,600)	—
Interest income and other	1,452	3,064
Interest expense	(1,098)	(1,117)

Income from continuing operations before income taxes	16,241	22,865
Provision for income taxes	(5,459)	(9,380)

Income from continuing operations	10,782	13,485
Discontinued operations, net of taxes:
Income from operations	169	345
Gain on sale of business	14,800	—

Income from discontinued operations, net of taxes	14,969	345

Net income	$25,751	$13,830

Basic income per share:
Income from continuing operations	$0.18	$0.23
Income from discontinued operations	0.26	0.00

Net income	$0.44	$0.23

Diluted income per share:
Income from continuing operations	$0.18	$0.22
Income from discontinued operations	0.25	0.01

Net income	$0.43	$0.23

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Six Months Ended June 30,
	2008	2007
Revenues	$584,768	$479,160
Cost of revenues	477,471	397,916
Research and development expenses	18,406	6,172
Selling, general and administrative expenses	42,413	37,655

Income from operations	46,478	37,417
Investment impairment charge	(10,600)	—
Interest income and other	3,838	6,075
Interest expense	(2,143)	(2,265)

Income from continuing operations before income taxes	37,573	41,227
Provision for income taxes	(14,058)	(16,914)

Income from continuing operations	23,515	24,313
Discontinued operations, net of taxes:
Income from operations	1,118	969
Gain on sale of business	14,800	—

Income from discontinued operations, net of taxes	15,918	969

Net income	$39,433	$25,282

Basic income per share:
Income from continuing operations	$0.40	$0.41
Income from discontinued operations	0.27	0.02

Net income	$0.67	$0.43

Diluted income per share:
Income from continuing operations	$0.39	$0.40
Income from discontinued operations	0.26	0.01

Net income	$0.65	$0.41

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$39,433	$25,282
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax	(14,800)	—
Investment impairment charge	10,600	—
Depreciation expense	9,156	8,108
Deferred income taxes	10,927	14,062
Stock-based compensation and other	4,263	3,780
Changes in assets and liabilities	(16,656)	(21,939)

Net cash provided by operating activities	42,923	29,293

Cash Flows From Investing Activities:
Capital expenditures	(11,855)	(8,121)
Net proceeds from sale of business	39,882	—
Net proceeds from sale of property	2,193	—
Purchases of investments	—	(172,855)
Sales of investments	—	172,855
Other	1,081	(1,000)

Net cash provided by (used in) investing activities	31,301	(9,121)

Cash Flows From Financing Activities:
Repurchase of common stock	(15,131)	(10,000)
Net proceeds from issuances of common stock	6,216	7,039
Tax benefit of stock-based compensation	2,427	2,487

Net cash used in financing activities	(6,488)	(474)

Net increase in cash and cash equivalents	67,736	19,698
Cash and cash equivalents, beginning of period	235,822	199,751

Cash and cash equivalents, end of period	$303,558	$219,449

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)
(1) Basis of Presentation
     Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small rockets and space systems for commercial, military and civil government customers.
     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2007 (see Note 3).
     The results of operations have been reclassified for all periods for discontinued operations (see Note 5).
     Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results expected for the full year.
(2) Preparation of Condensed Consolidated Financial Statements
     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of liabilities recorded for various reserves, contract risks and other uncertainties. Actual results could differ from these estimates and assumptions.
     All financial amounts are stated in U.S. dollars unless otherwise indicated.

(3) Restatement Related to Deferred Income Taxes
     In late July 2008, the Internal Revenue Service (“IRS”) notified the company of proposed reductions in the company’s Federal net operating loss carryforwards (“NOLs”) identified during the IRS’ audit of the company’s 2005 Federal income tax return. Until this current audit, the company’s Federal income tax returns had not been audited by the IRS since 1989. As a result of the current audit, the company has determined that its NOLs should be reduced by $33.2 million, or $12.9 million on a tax-effected basis, as of December 31, 2004 and subsequent balance sheet dates. At December 31, 2004 and 2007, the company had U.S. Federal NOLs of $438 million and $293 million, respectively, before giving effect to the adjustment. The company determined that the majority of the adjustment resulted from a computational mistake that occurred in preparing the 2000 and 2001 Federal income tax returns.
     Since the year ended December 31, 2000, the company’s deferred tax assets, including its NOLs, had been fully offset by a valuation allowance until the year ended December 31, 2004 when the valuation allowance was substantially reversed. As a result, the NOL overstatement did not have any impact on the company’s income statements or balance sheets for periods prior to 2004 due to the deferred tax asset valuation allowance.
     The company had previously recorded an income tax benefit of $158 million for the year ended December 31, 2004, that was comprised almost entirely of the reversal of the company’s deferred tax valuation allowance. As a result of the adjustment described above, the company will restate its income statement for the year ended December 31, 2004, to give effect to a $12.9 million reduction in the income tax benefit, and to record the corresponding reduction in non-current deferred tax assets. The adjustment does not have any impact on the company’s income statements for any period other than 2004. The cumulative effect of the adjustment on the company’s balance sheet as of December 31, 2007 was a $12.9 million reduction in non-current deferred tax assets and a $12.9 million increase in accumulated deficit. The adjustment does not have any impact on the company’s cash flow statements for any period.
     Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, the company believes that the income tax adjustment is not material to any of its current financial statements for periods subsequent to and including the year ended December 31, 2004. However, the company believes that the adjustment would be material to the expected results for the year ending December 31, 2008. Accordingly, the company determined that it would restate prior period financial statements to record this adjustment. The company further determined not to amend its previously filed Quarterly Reports on Form 10-Q or its Annual Reports on Form 10-K because the adjustment is not material to the individual prior years’ financial statements contained in the most recently filed Annual Report on Form 10-K. The company determined instead to report restated prior year financial statements in its current Quarterly Report on Form 10-Q and 2008 Annual Report on Form 10-K.

     The following table shows the restated line items on the accompanying balance sheet as of December 31, 2007 that were impacted by the deferred income tax adjustment (in thousands):

	Previously Reported	Adjustment	As Restated
Non-current deferred income taxes, net	$103,792	$(12,850)	$90,942
Total assets	788,318	(12,850)	775,468
Accumulated deficit	115,188	12,850	128,038
Total stockholders’ equity	433,099	(12,850)	420,249
(4) Adoption of SFAS No. 157 and SFAS No. 159
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The company adopted SFAS No. 157 for the company’s financial assets and liabilities as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the company’s financial statements. FASB Staff Position FAS 157-2 delayed by one year the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions. See Note 10 for disclosures required by SFAS No. 157 related to the company’s investments in auction-rate securities.
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
(5) Discontinued Operations
     In June 2008, the company sold its transportation management systems (“TMS”) business unit to Affiliated Computer Services, Inc. for approximately $45.0 million, before transaction fees and expenses. In connection with this sale, the company received cash proceeds of $43.2 million in the second quarter of 2008 and the company expects to receive $1.8 million in the third quarter of 2008 pertaining to a working capital adjustment. The company recorded a $24.1 million pre-tax gain, or $14.8 million after-tax, on the sale of this business in the second quarter of 2008. The carrying value of the net assets sold totaled $17.3 million and consisted of $22.7 million of current assets, $1.5 million of property and equipment and $6.9 million of current liabilities.
     The gain on sale and the operating results of TMS summarized below have been reclassified and reported as discontinued operations for all periods presented (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$8,932	$12,057	$21,351	$22,332
Income from operations, before taxes	278	577	1,842	1,620
Income from operations, after taxes	169	345	1,118	969

(6) Industry Segment Information
     Orbital’s products and services are grouped into three reportable business segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) advanced space programs. Reportable segments are generally organized based upon product lines. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other. The primary products and services from which the company’s reportable segments derive revenues are:
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
     The operating results of TMS have been reclassified and reported as discontinued operations for all periods presented; accordingly, TMS is no longer reported as a reportable segment. Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended June 30,			Six Months Ended June 30,
	2008	2007		2008	2007
Launch Vehicles:
Revenues	$115,024	$102,150		$220,281	$190,401
Operating income	13,399	10,528		21,014	18,391
Identifiable assets	132,646	115,646	(1)	132,646	115,646	(1)
Capital expenditures	955	1,534		4,957	2,215
Depreciation	1,340	1,292		2,627	2,638
Satellites and Space Systems(2):
Revenues(3)	$108,078	$118,546		$214,480	$222,762
Operating income	7,578	7,573		15,447	14,437
Identifiable assets	172,073	176,538	(1)	172,073	176,538	(1)
Capital expenditures	3,213	1,375		5,069	2,947
Depreciation	2,222	1,790		4,363	3,595
Advanced Space Programs(2):
Revenues	$79,719	$41,495		$152,328	$67,835
Operating income	5,730	3,175		10,572	5,289
Identifiable assets	58,868	23,767	(1)	58,868	23,767	(1)
Capital expenditures	—	328		—	328
Depreciation	3	51		6	102
Corporate and Other:
Revenues(3)	$(1,598)	$(977)		$(2,321)	$(1,838)
Operating income (4)	(220)	(358)		(555)	(700)
Identifiable assets(5)	480,452	459,517	(1) (7)	480,452	459,517	(1) (7)
Capital expenditures (6)	951	1,177		1,829	2,631
Depreciation (6)	1,056	867		2,160	1,773
Consolidated:
Revenues	$301,223	$261,214		$584,768	$479,160
Operating income	26,487	20,918		46,478	37,417
Identifiable assets	844,039	775,468	(1) (7)	844,039	775,468	(1) (7)
Capital expenditures	5,119	4,414		11,855	8,121
Depreciation	4,621	4,000		9,156	8,108

(1)	As of December 31, 2007.

(2)	Effective December 31, 2007, the company disaggregated Advanced Space Programs from Satellites and Space Systems. The presentation for the 2007 periods has been reclassified to conform to the 2008 presentation.

(3)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and Space Systems revenues include $1.2 million and $0.6 million of intersegment sales in the quarters ended June 30, 2008 and 2007, respectively, and $1.7 million and $1.2 million of intersegment sales for the six months ended June 30, 2008 and 2007, respectively.

(4)	Corporate and Other operating income consists solely of corporate general and administrative expenses allocated to the TMS business unit (see Note 5).

(5)	Corporate and Other identifiable assets at December 31, 2007 include assets of $20.5 million attributable to the TMS business unit that was sold in the second quarter of 2008.

(6)	Corporate and Other capital expenditures and depreciation include amounts attributable to the TMS business unit that was sold in the second quarter of 2008 (see Note 5).

(7)	Restated (see Note 3).

(7) Earnings Per Share
     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarter Ended	Quarter Ended
	June 30, 2008	June 30, 2007
Weighted-average outstanding shares for basic EPS	58,656	59,479
Dilutive effect of convertible notes	191	—
Dilutive effect of stock options and units	1,710	1,817

Shares for diluted EPS	60,557	61,296

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Weighted—average outstanding shares for basic EPS	58,575	59,286
Dilutive effect of stock options and units	1,708	1,840

Shares for diluted EPS	60,283	61,126

     In the second quarter of 2008 and 2007, diluted weighted-average shares outstanding excluded the effect of 0.1 million and 0.5 million, respectively, of stock options that were anti-dilutive. In the first half of 2008 and 2007, diluted weighted-average shares outstanding excluded the effect of 0.1 million and 0.5 million, respectively, of stock options that were anti-dilutive. In the six months ended June 30, 2008 and the three and six months ended June 30, 2007, diluted weighted-average shares outstanding excluded the effect of the company’s $143.8 million of 2.4375% convertible notes that were anti-dilutive (see Note 11).
(8) Receivables
     Receivables consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Billed	$69,067	$36,606
Unbilled	140,514	146,901

Total	$209,581	$183,507

     As of June 30, 2008 and December 31, 2007, unbilled receivables included $15.3 million and $15.5 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.
     Certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. Through June 30, 2008, the company has recognized approximately $44 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met. The company generally procures insurance policies that the company believes would indemnify it for satellite incentive fees that are not earned and for performance refund obligations.

     Through June 30, 2008, the company has recognized approximately $18 million of estimated award fees on a contract that is subject to a final assessment at the conclusion of the contract, projected to occur in 2013. If the final award fee assessment is higher or lower than the interim assessments, the company would be required to record a favorable or unfavorable revenue and profit adjustment.
(9) Inventories
     Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Inventories	$26,669	$27,659
Allowance for inventory obsolescence	(874)	(1,110)

Total	$25,795	$26,549

     Substantially all of the company’s inventory consisted of component parts and raw materials.
(10) Investments
     As of June 30, 2008 and December 31, 2007, the company held seven auction-rate securities totaling $34.5 million at cost, which are classified as available for sale securities and noncurrent assets on the company’s balance sheet. Contractual maturities for these auction-rate securities are 18 years or greater with an interest reset date approximately every 28 days. Until the fourth quarter of 2007, the carrying value of auction-rate securities approximated fair value. With the liquidity issues experienced in the global credit and capital markets, the company’s auction-rate securities have experienced multiple failed auctions and the estimated market value of these securities has been less than cost since December 31, 2007.
     The company has estimated the fair value of these auction-rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon that the market value of each security could return to its cost. The company estimated that the fair market value of these securities at June 30, 2008 and December 31, 2007 was $22.6 million and $28.0 million, respectively.
     In the second quarter of 2008, the company recorded an other-than-temporary impairment charge of $10.6 million pertaining to four of the auction-rate securities that had a cost of $19.5 million, based on the company’s assessment that it is likely that the fair value of the auction-rate securities will not fully recover in the foreseeable future, given the duration, severity and continuing declining trend of the fair values of these securities. In connection with the other-than-temporary impairment charge, during the second quarter and first six months of 2008 the company reversed $7.8 million and $5.5 million, respectively, of temporary impairment charges pertaining to these securities that had been recorded in prior periods.

     The company has recorded temporary charges totaling $1.3 million as of June 30, 2008, including $0.1 million recorded in the second quarter of 2008 and $0.3 million recorded during the first six months of 2008, pertaining to the remaining three auction-rate securities that had a cost of $15.0 million. The company concluded that the impairment charges recorded in connection with these particular securities were temporary because (i) the company believes that the decline in market value is due to general market conditions; (ii) the auction-rate securities continue to be of high credit quality, the securities’ issuers have investment-quality credit ratings and interest continues to be paid when due; and (iii) the company intends to hold the auction-rate securities until a recovery in market value occurs.
     The fair value of the auction-rate securities could change significantly in the future and the company may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods.
     The fair value of the auction-rate securities was recorded as follows (in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Fair value(1) at beginning of period	$25,500	$28,000
Temporary impairment charge	(100)	(300)
Other-than-temporary impairment charges	(10,600)	(10,600)
Reversal of temporary charges	7,800	5,500

Net losses recorded	(2,900)	(5,400)

Fair value(1) at end of period	$22,600	$22,600

(1)	As discussed above, the company estimated the fair value of its auction-rate securities based upon discounted cash flow analysis using the best available information. Under SFAS No. 157, such valuation assumptions are defined as level 3 inputs.
(11) Debt
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
     The fair value of the company’s convertible notes at June 30, 2008 and December 31, 2007 was estimated at $168.2 million and $174.6 million, respectively. The fair value was determined based on market prices quoted by a broker-dealer.
Credit Facility
     In August 2007, the company entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate. The Credit Facility is secured by substantially all of the company’s assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of June 30, 2008, there were no borrowings under the Credit Facility, although $15.1 million of letters of credit were issued under the Credit Facility. Accordingly, as of June 30, 2008, $84.9 million of the Credit Facility was available for borrowings.
Debt Covenants
     Orbital’s Credit Facility contains covenants limiting its ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage. As of June 30, 2008, the company believes it was in compliance with all of these covenants.
(12) Comprehensive Income
     Comprehensive income in 2008 consisted of the following (in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Net income	$25,751	$39,433
Unrealized loss on investments	(100)	(300)
Reversal of previously recorded unrealized losses on investments	7,800	5,500
Defined benefit plans, net of tax	(377)	(987)

Total comprehensive income	$33,074	$43,646

     Comprehensive income in the quarter and six months ended June 30, 2007 was equal to net income. Accumulated other comprehensive loss as of June 30, 2008 and December 31, 2007 was $2.5 million and $6.8 million, respectively.
(13) Stock-Based Compensation
     The following tables summarize information related to stock-based compensation transactions (dollars in millions, except per-option and per-unit average values):

	Restricted Stock Units		Stock Options
		Weighted
		Average		Weighted
		Measurement		Average
	Number of	Date	Number of	Exercise
	Units	Fair Value	Options	Price
Outstanding at December 31, 2007	1,097,188	$18.81	3,535,512	$11.77
Granted(1)	20,145	24.49	—	—
Exercised	—	—	(491,657)	10.94
Vested	(34,197)	17.93	—	—
Forfeited	(48,431)	19.08	(4,700)	7.57
Expired	—	—	(227,020)	41.31

Outstanding at June 30, 2008	1,034,705	$18.94	2,812,135 (2)	$9.53

(1)	The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 3.74 years.

	Quarter Ended	Quarter Ended
	June 30, 2008	June 30, 2007
Stock-based compensation expense	$1.9	$1.6
Income tax benefit related to stock-based compensation expense	0.6	0.5
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	5.3	3.0
Cash received from exercise of options	4.0	3.1
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	1.7	1.7

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Stock-based compensation expense	$4.0	$3.5
Income tax benefit related to stock-based compensation expense	1.2	1.2
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	7.1	6.4
Cash received from exercise of options	5.4	6.4
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	2.4	2.5

As of
June 30, 2008
Shares of common stock available for grant under the company’s stock-based incentive plans	1.7
Aggregate intrinsic value of restricted stock units that are expected to vest	$24.4
Unrecognized compensation expense related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 1.32 years	10.7
Aggregate intrinsic value of stock options outstanding, all fully vested	39.9

(14) Research and Development
     In February 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system, under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo to the International Space Station. Under the agreement, NASA will fund $170 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $200 million. The company expects to complete this project in late 2010.
     This agreement is being accounted for as a best-efforts research and development cost-sharing arrangement. As such, the amounts funded by NASA will be recognized proportionally as an offset to the company’s COTS project research and development expenses, rather than as revenue. Through June 30, 2008, $3.3 million of research and development costs were incurred on the COTS program, $2.9 million of which were funded by NASA.
(15) Income Taxes
     The company’s provision for income taxes in the second quarter of 2008 included $4.9 million of income tax benefits primarily related to the capital losses recorded in connection with the $10.6 million investment impairment charge discussed above (see Note 10). The company recognized a capital gain in connection with the sale of its TMS business unit in the second quarter of 2008 and, as a result, the company recognized a tax benefit related to the investment impairment charge. The company’s annualized effective income tax rate was 39.4% in the second quarter of 2008, excluding the impact of the $4.9 million tax benefit. The annualized effective tax rate was 41.0% in 2007. The decrease in the effective tax rate is primarily due to a reduction in state income taxes in 2008.
(16) Commitments and Contingencies
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

Litigation
     During the second quarter of 2008, the U.S. Department of Justice closed its criminal investigation of suspected violations of Government contracting laws in connection with certain U.S. Government launch vehicle programs without any charges or other actions against the company or its directors and employees. In addition, during the second quarter of 2008 the related civil lawsuit that was pending in the United States District Court for the District of Arizona under the caption United States of America ex rel. W. Austin Sallade v. Orbital Sciences Corporation was dismissed.
     From time to time the company is party to certain litigation or other legal proceedings arising in the ordinary course of business. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome of such litigation or other legal proceedings will have a material adverse effect on the company’s results of operations or financial condition.
(17) Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The company does not expect that adoption of this standard will have a material impact on its financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The company does not expect that adoption of this standard will have a material impact on its financial statements.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The FSP is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. The company has determined that the FSP will apply to its $143.8 million of convertible notes (see Note 11). The company is in the process of further evaluating the financial impact that the adoption of the FSP will have on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With the exception of historical information, the matters discussed within this Item 2 and elsewhere in this Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Readers should be cautioned that a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2007, may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement (see Note 3 to the accompanying financial statements). Historical results of operations may not be indicative of future operating results. We assume no obligation to update any forward-looking statements.
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
     In June 2008, we sold our transportation management systems (“TMS”) business unit for approximately $45.0 million before transaction fees and expenses. The operating results of TMS and the gain on the sale have been reclassified and reported as discontinued operations for all periods presented (see Note 5 to the accompanying financial statements).
     During the second quarter of 2008, the U.S. Department of Justice closed its criminal investigation into suspected violations of Government contracting laws in connection with certain U.S. Government launch vehicle programs without any charges or other actions against us. In addition, a related civil lawsuit that was pending was dismissed (see Note 16 to the accompanying financial statements).

Restatement Related to Deferred Income Taxes
     In late July 2008, the Internal Revenue Service (“IRS”) notified us of proposed reductions in our Federal net operating loss carryforwards (“NOLs”) identified during the IRS’ audit of our 2005 Federal income tax return. Until this current audit, our Federal income tax returns had not been audited by the IRS since 1989. As a result of the current audit, we have determined that our NOLs should be reduced by $33.2 million, or $12.9 million on a tax-effected basis, as of December 31, 2004 and subsequent balance sheet dates. At December 31, 2004 and 2007, we had U.S. Federal NOLs of $438 million and $293 million, respectively, before giving effect to the adjustment. We determined that the majority of the adjustment resulted from a computational mistake that occurred in preparing the 2000 and 2001 Federal income tax returns.
     Since the year ended December 31, 2000, our deferred tax assets, including our NOLs, had been fully offset by a valuation allowance until the year ended December 31, 2004 when the valuation allowance was substantially reversed. As a result, the NOL overstatement did not have any impact on our income statements or balance sheets for periods prior to 2004 due to the deferred tax asset valuation allowance.
     We had previously recorded an income tax benefit of $158 million for the year ended December 31, 2004, that was comprised almost entirely of the reversal of our deferred tax valuation allowance. As a result of the adjustment described above, we will restate our income statement for the year ended December 31, 2004, to give effect to a $12.9 million reduction in the income tax benefit, and to record the corresponding reduction in non-current deferred tax assets. The adjustment does not have any impact on our income statements for any period other than 2004. The cumulative effect of the adjustment on our balance sheet as of December 31, 2007 was a $12.9 million reduction in non-current deferred tax assets and a $12.9 million increase in accumulated deficit. The adjustment does not have any impact on our cash flow statements for any period.
     Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, we believe that the income tax adjustment is not material to any of our current financial statements for periods subsequent to and including the year ended December 31, 2004. However, we believe that the adjustment would be material to the expected results for the year ending December 31, 2008. Accordingly, we determined that we would restate prior period financial statements to record this adjustment. We further determined not to amend our previously filed Quarterly Reports on Form 10-Q or our Annual Reports on Form 10-K because the adjustment is not material to the individual prior years’ financial statements contained in the most recently filed Annual Report on Form 10-K. We determined instead to report restated prior year financial statements in our current Quarterly Report on Form 10-Q and 2008 Annual Report on Form 10-K.

Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2008 and 2007
     Revenues - Our second quarter 2008 revenues were $301.2 million, up 15% over second quarter 2007 revenues of $261.2 million, primarily due to significant revenue growth in our advanced space programs and launch vehicles segments. Advanced space programs segment revenues grew $38.2 million, or 92%, driven by increases in contract activity on the Orion human spacecraft program for the National Aeronautics and Space Administration (“NASA”) and on national security satellite programs. Launch vehicles segment revenues increased $12.8 million, or 13%, principally due to increased contract activity on missile defense and space launch vehicle programs. In addition, the launch vehicles segment results include $4.0 million of revenues related to the recovery under U.S. Government contracts of certain costs that were incurred in connection with the U.S. Government investigation that was closed in the second quarter of 2008. Satellites and space systems segment revenues decreased $10.4 million, or 9%, primarily due to decreased activity on science and technology satellite contracts, partially offset by an increase in communications satellite revenues.
     For the first half of 2008, we reported $584.8 million in revenues, up 22% over the same period last year, primarily due to significant revenue growth in our advanced space programs and launch vehicles segments. Advanced space programs segment revenues increased $84.5 million, or 125%, due to increases in contract activity on the Orion program and national security satellite programs. Launch vehicles segment revenues increased $29.9 million, or 16%, principally due to increased contract activity on missile defense and space launch vehicle programs, and revenues related to the closure of the U.S. Government investigation referenced above. Satellites and space systems segment revenues declined $8.3 million, or 4%, primarily due to decreased activity on science and technology contracts, partially offset by an increase in communications satellite revenues.
     Cost of Revenues - Our cost of revenues was $242.8 million in the second quarter of 2008, a 12% increase compared to $217.3 million in the second quarter of 2007. Cost of revenues includes the costs of personnel, materials, subcontracts and overhead. The increase in cost of revenues was principally due to an increased level of contract activity in the second quarter of 2008 that was consistent with revenue growth discussed above, primarily in the advanced space programs and launch vehicles segments. Cost of revenues in the advanced space programs segment increased $31.4 million, or 90%, in the second quarter of 2008 compared to the second quarter of 2007, of which $24.5 million related to materials and subcontract costs that were primarily attributable to the Orion program. Cost of revenues in the launch vehicles segment increased $6.0 million, or 7%, in the second quarter of 2008. Cost of revenues in the satellites and space systems segment decreased $11.2 million, or 11%, in the second quarter of 2008.

     Our cost of revenues was $477.5 million in the first half of 2008, a 20% increase compared to $397.9 million in the first half of 2007. The increase in cost of revenues was principally due to an increased level of contract activity that was consistent with the revenue growth discussed above, primarily in the advanced space programs and launch vehicles segments. Cost of revenues in the advanced space programs segment increased $72.6 million, or 129%, in the first half of 2008 compared to the first half of 2007, of which $59.8 million related to materials and subcontract costs that were primarily attributable to the Orion program. Cost of revenues in the launch vehicles segment increased $18.7 million, or 12%, in the first half of 2008. Cost of revenues in the space systems segment decreased $11.3 million, or 6%, in the first half of 2008.
     Research and Development Expenses - Research and development expenses are comprised of our self-funded product research and development activities. Our research and development expenses totaled $10.2 million, or 3% of revenues, in the second quarter of 2008, a $6.3 million increase compared to $3.9 million, or 2% of revenues, in the second quarter of 2007. For the first half of 2008, research and development expenses totaled $18.4 million, or 3% of revenues, a $12.2 million increase compared to $6.2 million, or 1% of revenues, in the first half of 2007. These increases were primarily driven by a major new product development program to create a medium-capacity rocket called Taurus II. Approximately $5.7 million and $11.1 million of the increases in research and development expenses were related to the Taurus II program in the second quarter and first half of 2008, respectively.
     In February 2008, we entered into an agreement with NASA to design, build and demonstrate a new space transportation system, under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo to the International Space Station. Under the agreement, NASA will fund $170 million in cash milestone payments, partially funding our project costs which are currently estimated to be approximately $200 million. We expect to complete this project in late 2010.
     The agreement with NASA is being accounted for as a best-efforts research and development cost-sharing arrangement. As such, the amounts funded by NASA will be recognized proportionally as an offset to our COTS project research and development expenses, rather than as revenue. Through June 30, 2008, $3.3 million of research and development costs were incurred on the COTS program, $2.9 million of which were funded by NASA.
     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $21.7 million, or 7% of revenues, and $19.1 million, or 7% of revenues, in the second quarter of 2008 and 2007, respectively. Selling, general and administrative expenses were $42.4 million, or 7% of revenues, and $37.7 million, or 8% of revenues, in the first half of 2008 and 2007, respectively.

     Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs. The increases in selling, general and administrative expenses in both the quarterly and year-to-date results were primarily due to a $3.3 million and $5.3 million increase in bid, proposal and marketing expenses in the second quarter and first half of 2008, respectively, compared to the same periods of 2007. The majority of the increase in bid, proposal and marketing expenses is associated with contract proposal activity within the advanced space programs segment. The increase in selling, general and administrative expenses also reflects marginal increases in a variety of general expenses consistent with increases in revenues, offset by decreases in fees and expenses associated with the U.S. Government investigation that was closed during the second quarter of 2008.
     Investment Impairment Charge - As described in Note 10 to the accompanying financial statements, we recorded a $10.6 million other-than-temporary charge in the second quarter of 2008 to record the impairment of certain of our investments in auction-rate securities.
     Interest Income and Other - Interest income and other decreased to $1.5 million in the second quarter of 2008, compared to $3.1 million in the second quarter of 2007, attributable to lower interest income on short-term cash investments due to a reduction in interest rates. Interest income and other decreased to $3.8 million in the first half of 2008, compared to $6.1 million in the first half of 2007, also attributable to lower interest income on short-term cash investments due to a reduction in interest rates.
     Interest Expense - Interest expense was $1.1 million in the second quarters of 2008 and 2007, and was $2.1 million and $2.3 million in the first half of 2008 and 2007, respectively, attributable to our $143.8 million of long-term debt.
     Provision for Income Taxes - We recorded income tax expense in continuing operations of $5.5 million and $9.4 million in the second quarter of 2008 and 2007, respectively, and $14.1 million and $16.9 million in the first half of 2008 and 2007, respectively. The tax provision in the second quarter of 2008 included $4.9 million of income tax benefits primarily related to the capital losses recorded in connection with the $10.6 million investment impairment charge discussed above (see Note 10). We recognized a capital gain in connection with the sale of our TMS business unit in the second quarter of 2008 and, as a result, we recognized a tax benefit related to the investment impairment charge.
     Our annualized effective income tax rate was 39.4%, excluding the impact of the $4.9 million tax benefit, in the second quarter of 2008. The annualized effective tax rate was 41.0% in 2007. The decrease in the effective tax rate is primarily due to a reduction in state income taxes in 2008.
     Discontinued Operations - In June 2008, we sold our TMS business unit. This transaction resulted in a $24.1 million pretax gain, or $14.8 million after-tax, reported in discontinued operations. The after-tax income from operations related to TMS, also reported in discontinued operations, was $0.2 million and $0.3 million in the second quarter of 2008 and 2007, respectively, and $1.1 million and $1.0 million in the first half of 2008 and 2007, respectively.

     Net Income - Net income was $25.8 million and $13.8 million, respectively, in the second quarter of 2008 and 2007. Net income in the second quarter of 2008 and 2007 was comprised of $10.8 million and $13.5 million of income from continuing operations, respectively, and $15.0 million and $0.3 million of income from discontinued operations, net of tax.
     Net income was $39.4 million and $25.3 million, respectively, for the first half of 2008 and 2007. Net income in the first half of 2008 and 2007 was comprised of $23.5 million and $24.3 million of income from continuing operations, respectively, and $15.9 million and $1.0 million of income from discontinued operations, net of tax, respectively.
Segment Results
     Our products and services are grouped into three reportable segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) advanced space programs. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Launch Vehicles	$115,024	$102,150	$220,281	$190,401
Satellites and Space Systems(1)	108,078	118,546	214,480	222,762
Advanced Space Programs(1)	79,719	41,495	152,328	67,835
Corporate and Other	(1,598)	(977)	(2,321)	(1,838)

Total	$301,223	$261,214	$584,768	$479,160

Income from Operations:
Launch Vehicles	$13,399	$10,528	$21,014	$18,391
Satellites and Space Systems(1)	7,578	7,573	15,447	14,437
Advanced Space Programs(1)	5,730	3,175	10,572	5,289
Corporate and Other(2)	(220)	(358)	(555)	(700)

Total	$26,487	$20,918	$46,478	$37,417

(1)	Effective December 31, 2007, we disaggregated Advanced Space Programs from Satellites and Space Systems. The presentation of 2007 periods has been reclassified to conform to the 2008 presentation.

(2)	Corporate and Other operating income consists solely of corporate general and administrative expenses allocated to the TMS business unit.

Second Quarter 2008 Compared with Second Quarter 2007
     Launch Vehicles - In the second quarter of 2008, launch vehicles segment revenues increased 13% as compared to the second quarter of 2007 principally due to revenue increases in the segment’s interceptor and space launch vehicle product lines. In our interceptor launch vehicles product line, which accounted for 47% and 50% of total launch vehicles segment revenues in the second quarter of 2008 and 2007, respectively, we are developing and manufacturing the midcourse-phase Orbital Boost Vehicle (“OBV”), directed by the U.S. Missile Defense Agency (“MDA”) and designed to defend the United States against long-range ballistic missile attacks. We are also developing the boost vehicle for the Kinetic Energy Interceptor (“KEI”) program, the next generation missile defense interceptor, also under direction by MDA. Revenues from the interceptor launch vehicles product line increased $3.1 million primarily due to a growth in OBV revenue as a result of increased program activity in the second quarter of 2008. Space launch vehicle product line revenues increased $7.1 million primarily due to an increase in Minotaur program activity. Revenues decreased $1.3 million in the target launch vehicles product line largely due to a reduction in design and production activity on our ballistic missile target programs that support missile defense systems testing, offset partially by Orion program revenue in 2008 and increased production on our Coyote supersonic ramjet vehicle program for the U.S. Navy. In addition, the launch vehicles segment results in the second quarter of 2008 included $4.0 million of revenues related to certain costs that were incurred in connection with the U.S. Government investigation that was closed in the second quarter of 2008. As a result of the closure of the investigation, these costs are recoverable under cost-reimbursable U.S Government contracts.
     Launch vehicles segment operating income increased 27% primarily due to increased interceptor launch vehicle operating income and $4.0 million of profit recorded as a result of the recovery of costs incurred in connection with the closure of the U.S. Government investigation discussed above. Interceptor launch vehicle operating income increased primarily due to a growth in OBV program activity. Interceptor launch vehicles continued to make the largest contribution to this segment’s operating income, contributing 48% and 51% of total segment operating income in the second quarter of 2008 and 2007, respectively.
     The operating income improvements in the launch vehicles segment were partially offset by increased research and development expenses and by a decrease in space launch vehicle operating income due to cost increases on Pegasus contracts in the second quarter of 2008. Our research and development expenses are generally recoverable under U.S. Government contracts; however, the second quarter of 2008 included $1.7 million of discretionary research and development expenses incurred in excess of amounts recovered under U.S. Government contracts.
     This segment’s operating margin (as a percentage of revenues) increased to 11.6% in the second quarter of 2008, compared to 10.3% in the second quarter of 2007. This improvement is primarily due to an improved profit margin in the interceptor launch vehicle product line and the $4.0 million of profit recorded in connection with the closure of the U.S. Government investigation discussed above. These margin improvements were partially offset by lower margin on Pegasus contracts and the impact of discretionary research and development expense incurred in excess of amounts recovered under U.S. Government contracts discussed above.

     Satellites and Space Systems - In the second quarter of 2008, satellites and space systems segment revenues decreased 9% as compared to the second quarter of 2007 primarily as a result of a decline in science and technology contract revenues. Revenues from the science and technology satellites product line declined $13.7 million largely due to certain programs, such as the Dawn spacecraft program, that were completed in prior periods and other programs nearing completion in 2008. Partially offsetting this decline was an increase in communications satellites revenues. Communications satellites revenues accounted for 74% and 64% of total segment revenues in the second quarter of 2008 and 2007, respectively. The $4.9 million growth in communications satellites revenues was attributable to an increase in activity levels on certain contracts.
     Satellites and space systems segment operating income was unchanged at $7.6 million despite the decline in segment revenues, primarily due to profit growth from communications satellite contracts and $1.1 million of profit recorded in the second quarter of 2008 pertaining to the settlement of a contract dispute. The communications satellite product line accounted for 59% and 43% of total segment operating income in the second quarter of 2008 and 2007, respectively. Operating income from the science and technology satellites product line declined due to lower activity levels on several contracts.
     This segment’s operating margin (as a percentage of revenues) was 7.0% in the second quarter of 2008, compared to 6.4% in the second quarter of 2007. This margin increase was primarily due to the favorable $1.1 million adjustment pertaining to the settlement of the contract dispute mentioned above. In addition, the second quarter 2008 operating margin reflects a margin improvement in the communications satellite product line.
     Advanced Space Programs - In the second quarter of 2008, advanced space programs segment revenues increased 92% as compared to the second quarter of 2007 driven by significant increases in contract activity on the Orion human spacecraft program for NASA and on national security satellite programs. We are designing, developing and building the Launch Abort System for the Orion vehicle. The Orion program accounted for 75% and 85% of total segment revenues in the second quarter of 2008 and 2007, respectively.
     Operating income in the advanced space programs segment increased 80% primarily due to the substantial increase in contract activity on the Orion program in 2008. This segment’s operating margin (as a percentage of revenues) was 7.2% in the second quarter of 2008, compared to 7.7% in the second quarter of 2007. This decrease in operating margin was primarily due to a favorable profit adjustment in the second quarter of 2007 pertaining to the receipt of a final award fee on a completed satellite contract.
     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues. Corporate and other operating losses were comprised solely of corporate general and administrative expenses allocated to the TMS business unit.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
     Launch Vehicles - In the first half of 2008, launch vehicles segment revenues increased 16% as compared to the first half of 2007 primarily due to revenue increases in all three of the segment’s product lines. Revenues from the interceptor launch vehicles product line increased $9.6 million primarily due to increased activity on the OBV program. Interceptor launch vehicles revenues accounted for 49% and 52% of total launch vehicles segment revenues in the first half of 2008 and 2007, respectively. Revenues from the space launch vehicle product line grew $13.8 million primarily as a result of higher activity levels on the Taurus and Minotaur programs. Revenues in the target launch vehicles product line grew $3.0 million primarily from increased design and production activity on our ballistic missile target programs that support missile defense systems testing and increased production on our Coyote supersonic ramjet vehicle program for the U.S. Navy. In addition, revenues in the first half of 2008 included $4.0 million of revenue related to the recovery of costs incurred in connection with the closure of the U.S. Government investigation discussed above.
     Year-to-date operating income in the launch vehicles segment increased 14% primarily due to increased contract activity on missile defense programs in the interceptor launch vehicles product line and the $4.0 million of profit recorded in connection with recovery of U.S. Government investigation costs discussed above, offset partially by increased research and development expenses attributable to the Taurus II launch vehicle development program. Launch vehicles segment operating income for the first half of 2008 is net of $3.9 million of discretionary research and development expenses incurred in excess of amounts recovered under U.S. Government contracts.
     This segment’s operating margin (as a percentage of revenues) was 9.5% in the first half of 2008, compared to 9.7% in the first half of 2007. This slight margin decrease was largely due to lower space launch vehicles profit margins from Pegasus and Minotaur programs and the impact of discretionary research and development expenses incurred in excess of amounts recovered under U.S. Government contracts discussed above, partially offset by a higher interceptor launch vehicle profit margin and $4.0 million of profit recorded in connection with the closure of the U.S. Government investigation discussed above.
     Satellites and Space Systems - In the first half of 2008, satellites and space systems segment revenues declined 4% as compared to the first half of 2007 primarily due to decreased activity in the science and technology satellites product line. Revenues from the science and technology satellites product line declined $28.2 million largely due to certain programs, such as the Dawn spacecraft program, that were completed in prior periods and other programs nearing completion in 2008. Partially offsetting this decline was an increase in communications satellites revenues. Communications satellite revenues accounted for 74% and 62% of total segment revenues in the first half of 2008 and 2007, respectively. The $22.5 million growth in communications satellite revenues in the first half of 2008 was attributable to an increase in activity levels on certain contracts.

     Operating income in the satellites and space systems segment increased 7%, primarily due to growth in the communications satellites product line and $1.1 million of profit recorded in the second quarter of 2008 pertaining to the settlement of a contract dispute. Communications satellites operating income accounted for 70% and 48% of total segment operating income in the first half of 2008 and 2007, respectively. Partially offsetting these gains was a decrease in operating income from the science and technology satellites product line due to lower activity levels on several contracts.
     This segment’s operating margin (as a percentage of revenues) was 7.2% in the first half of 2008, compared to 6.5% in the first half of 2007. This margin increase is due primarily to $1.1 million of profit pertaining to the settlement of a contract dispute. In addition, the operating margin in the first half of 2008 reflects a margin improvement in the communications satellite product line.
     Advanced Space Programs - In the first half of 2008, advanced space programs segment revenues increased 125% as compared to the first half of 2007 primarily due to increased contract activity on the Orion human spacecraft program and national security satellite programs. The Orion program accounted for 79% and 80% of total segment revenues in the first half of 2008 and 2007, respectively.
     Operating income in the advanced space programs segment increased 100% primarily due to the substantial increase in contract activity on the Orion program. This segment’s operating margin (as a percentage of revenues) was 6.9% in the first half of 2008, compared to 7.8% in the first half of 2007. This decrease in operating margin was primarily due to a favorable profit adjustment in the second quarter of 2007 pertaining to the receipt of a final award fee on a completed satellite contract.
     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues. Corporate and other operating losses were comprised solely of corporate general and administrative expenses allocated to the TMS business unit.
Backlog
     Our firm backlog was approximately $2.1 billion at June 30, 2008 and $2.1 billion at December 31, 2007. While there can be no assurance, we expect to convert approximately $500 million of the June 30, 2008 firm backlog into revenue during the remainder of 2008. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.
     Total backlog was approximately $4.2 billion at June 30, 2008 and $3.9 billion at December 31, 2007. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources
Cash Flow from Operating Activities
     Cash flow from operating activities in the first half of 2008 was $42.9 million as compared to $29.3 million in the first half of 2007. This increase in operating cash flows was primarily due to the increase in cash generated from business operations.
Cash Flow from Investing Activities
     In the first half of 2008, we received net proceeds of $39.9 million on our sale of the TMS business unit and $2.2 million for the sale of property. In addition, we spent $11.9 million for capital expenditures, as compared to $8.1 million in the first half of 2007. This increase was primarily related to expanded facilities to support business segment growth.
Cash Flow from Financing Activities
     Equity Transactions – During the first half of 2008 and 2007, we expended $15.1 million and $10.0 million, respectively, to repurchase and retire shares of our common stock. During the first half of 2008 and 2007, we received $6.2 million and $7.0 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.
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
     Credit Facility – In August 2007, we entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. The Credit Facility replaced our former $50 million credit agreement which was terminated in August 2007. At our the election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate. The Credit Facility is secured by substantially all of our assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of June 30, 2008, there were no borrowings under the Credit Facility, although $15.1 million of letters of credit were issued under the Credit Facility. Accordingly, as of June 30, 2008, $84.9 million of the Credit Facility was available for borrowings.

     Debt Covenants – Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage. As of June 30, 2008, we believe we were in compliance with all of these covenants.
Available Cash and Future Funding
     At June 30, 2008, we had $303.6 million of unrestricted cash and cash equivalents. Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our Credit Facility. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
     As discussed in Note 10 to the accompanying financial statements, we currently hold investments in auction-rate securities with a cost basis of $34.5 million that have experienced a decline in fair value to $22.6 million as of June 30, 2008. Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need to liquidate our investments in auction-rate securities in the foreseeable future. Accordingly, while there can be no assurance, we do not believe that these securities will have a significant impact on our liquidity.
     In April 2008, our Board of Directors authorized a new plan for the purchase of up to $50 million of outstanding common stock over a 12-month period commencing April 25, 2008. During the second quarter of 2008, we repurchased $3.4 million of our common stock under this plan and may purchase up to an additional $46.6 million of our common stock through April 2009.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not expect that adoption of this standard will have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect that adoption of this standard will have a material impact on our financial statements.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The FSP is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. We have determined that the FSP will apply to our $143.8 million of convertible notes (see Note 11 to the accompanying financial statements). We are in the process of further evaluating the financial impact that the adoption of the FSP will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe that our market risk exposure is primarily related to changes in foreign currency exchange rates, interest rate risk and the market value of certain investments that we hold. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.
Uncertainties in the Credit Markets
     As discussed in Note 10 to the accompanying financial statements, we currently hold investments in auction-rate securities with a cost basis of $34.5 million that have experienced a decline in fair value to $22.6 million as of June 30, 2008. With the liquidity issues experienced in the global credit and capital markets, we may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.
Foreign Currency Exchange Rate Risk
     We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars. At June 30, 2008, we had $3.0 million of receivables denominated in Japanese yen.
     From time to time we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At June 30, 2008, we had no foreign currency forward exchange contracts.
Interest Rate Risk
     We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents. As of June 30, 2008, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our convertible debt at June 30, 2008 was $168.2 million. The fair value was determined based on market prices quoted by a broker-dealer.
     Our exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.5 million in interest income earned.
     We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan
     We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $7.3 million at June 30, 2008. This liability is subject to fluctuation based upon the market value of the investment options selected by participants.
ITEM 4. CONTROLS AND PROCEDURES
Restatement Related to Deferred Income Taxes
     In late July 2008, we concluded that our 2004 consolidated financial statements should be restated to adjust our net deferred income tax assets related to U.S. Federal and state net operating loss carryforwards. Our decision to restate our financial statements was based on an audit by the IRS of our U.S. income tax return for calendar year 2005. We determined that the majority of the adjustment resulted from a computational mistake that occurred in preparing our 2000 and 2001 Federal income tax returns. Based upon our current controls and procedures, we have concluded that there are currently no material weaknesses in our controls and procedures related to our accounting for income taxes. Additional information regarding this matter and the impact on our financial statements is included in this report in Note 3 to the accompanying financial statements.
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, which took into account the income tax matter discussed above, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the second quarter of 2008, the U.S. Department of Justice closed its criminal investigation of suspected violations of Government contracting laws in connection with certain U.S. Government launch vehicle programs without any charges or other actions against the company or its directors and employees. In addition, during the second quarter of 2008 the related civil lawsuit that was pending in the United States District Court for the District of Arizona under the caption United States of America ex rel. W. Austin Sallade v. Orbital Sciences Corporation was dismissed.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.

(c) Issuer Purchases of Equity Securities:
The following table sets forth information regarding our repurchase of common stock during the quarter ended June 30, 2008.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share	Programs (1)	Programs(1)
April 1, 2008 to April 30, 2008	100	$23.52	100	$4,804,895
May 1, 2008 to May 31, 2008	—	—	—	$50,000,000
June 1, 2008 to June 30, 2008	140,400	$23.86	140,400	$46,649,606
TOTAL	140,500	$23.86	140,500	$46,649,606

(1)	During the quarter ended June 30, 2008, we purchased 100 shares of our common stock under a securities repurchase plan that expired in May 2008. On April 25, 2008, we announced a new plan (“2008 Plan”), to repurchase up to $50 million of outstanding common stock through April 24, 2009, subject to certain conditions. During the quarter ended June 30, 2008, we repurchased 140,400 shares under the 2008 Plan. The purchases made under both plans were made in open market transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders of the company was held on April 24, 2008.

(b)	Election of four directors, each serving for a three-year term ending in 2011:

Robert J. Hermann
Votes:	For:	52,271,093
	Withheld:	1,037,814

Janice I. Obuchowski
Votes:	For:	51,928,185
	Withheld:	1,380,721

Frank L. Salizzoni
Votes:	For:	50,432,107
	Withheld:	2,876,800

David W. Thompson
Votes:	For:	52,472,419
	Withheld:	836,488
Directors whose terms expire in 2009:
Robert M. Hanisee
James G. Roche
Harrison H. Schmitt
James R. Thompson
Scott L. Webster
Directors whose terms expire in 2010:
Edward F. Crawley
Lennard A. Fisk
Ronald T. Kadish
Garrett E. Pierce
(c)	The following is a brief description of the other matter voted on at the meeting and the number of votes cast for, against or abstaining from the matter:

Ratification of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Votes:	For:	52,849,269
	Against:	446,181
	Abstain:	13,456
ITEM 5. OTHER INFORMATION
          Not applicable.

ITEM 6. EXHIBITS
(a)	Exhibits — A complete listing of exhibits required is given in the Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION
DATED: August 5, 2008	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: August 5, 2008	By:	/s/ Garrett E. Pierce
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