Form 10-Q
period 2008-09-30
ORBITAL SCIENCES CORP /DE/
filed 2008-10-24
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 22, 2008, 58,809,351 shares of the registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2008	2007
		(see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$340,662	$235,822
Receivables, net	200,638	183,507
Inventories, net	26,063	26,549
Deferred income taxes, net	45,405	44,420
Other current assets	6,877	5,508

Total current assets	619,645	495,806

Investments	19,900	28,000
Property, plant and equipment, net	105,579	95,713
Goodwill	55,551	55,551
Deferred income taxes, net	65,549	90,942
Other non-current assets	6,352	9,456

Total assets	$872,576	$775,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$166,432	$131,805
Deferred revenues and customer advances	82,188	79,339

Total current liabilities	248,620	211,144
Long-term obligations	143,750	143,750
Other non-current liabilities	9,509	325

Total liabilities	401,879	355,219

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 58,912,372 and 58,753,536 shares outstanding, respectively	589	587
Additional paid-in capital	550,474	554,451
Accumulated other comprehensive loss	(3,904)	(6,751)
Accumulated deficit	(76,462)	(128,038)

Total stockholders’ equity	470,697	420,249

Total liabilities and stockholders’ equity	$872,576	$775,468

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Quarters Ended September 30,
	2008	2007
Revenues	$278,628	$275,640
Cost of revenues	227,253	231,111
Research and development expenses	11,676	3,520
Selling, general and administrative expenses	18,699	19,428

Income from operations	21,000	21,581
Investment impairment charge	(1,000)	—
Interest income and other	1,763	3,497
Interest expense	(1,107)	(1,341)

Income from continuing operations before income taxes	20,656	23,737
Provision for income taxes	(8,513)	(9,033)

Income from continuing operations	12,143	14,704
Income from discontinued operations, net of taxes	—	974

Net income	$12,143	$15,678

Basic income per share:
Income from continuing operations	$0.21	$0.25
Income from discontinued operations	—	0.01

Net income	$0.21	$0.26

Diluted income per share:
Income from continuing operations	$0.20	$0.24
Income from discontinued operations	—	0.02

Net income	$0.20	$0.26

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except share data)

	Nine Months Ended September 30,
	2008	2007
Revenues	$863,396	$754,802
Cost of revenues	704,724	629,022
Research and development expenses	30,082	9,690
Selling, general and administrative expenses	61,112	57,083

Income from operations	67,478	59,007
Investment impairment charge	(11,600)	—
Interest income and other	5,601	9,563
Interest expense	(3,250)	(3,606)

Income from continuing operations before income taxes	58,229	64,964
Provision for income taxes	(22,571)	(25,947)

Income from continuing operations	35,658	39,017
Discontinued operations, net of taxes:
Income from operations	1,118	1,943
Gain on sale of business	14,800	—

Income from discontinued operations, net of taxes	15,918	1,943

Net income	$51,576	$40,960

Basic income per share:
Income from continuing operations	$0.61	$0.66
Income from discontinued operations	0.27	0.03

Net income	$0.88	$0.69

Diluted income per share:
Income from continuing operations	$0.59	$0.64
Income from discontinued operations	0.26	0.03

Net income	$0.85	$0.67

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$51,576	$40,960
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax	(14,800)	—
Investment impairment charge	11,600	—
Depreciation expense	13,877	12,580
Deferred income taxes	16,839	20,847
Stock-based compensation and other	3,847	2,793
Changes in assets and liabilities	4,099	(20,977)

Net cash provided by operating activities	87,038	56,203

Cash Flows From Investing Activities:
Capital expenditures	(18,865)	(12,610)
Net proceeds from sale of business	41,612	—
Net proceeds from sale of property	2,193	—
Purchases of investments	—	(256,205)
Sales of investments	—	221,705

Net cash provided by (used in) investing activities	24,940	(47,110)

Cash Flows From Financing Activities:
Repurchase of common stock	(21,521)	(25,000)
Net proceeds from issuances of common stock	10,495	10,277
Tax benefit of stock-based compensation	3,888	4,760
Other	—	(1,129)

Net cash used in financing activities	(7,138)	(11,092)

Net increase in cash and cash equivalents	104,840	(1,999)
Cash and cash equivalents, beginning of period	235,822	199,751

Cash and cash equivalents, end of period	$340,662	$197,752

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
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
     Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results expected for the full year.
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

(3) Restatement Related to Deferred Income Taxes
     As discussed in the company’s June 30, 2008 Quarterly Report on Form 10-Q, the company determined to restate certain prior period financial statements as a result of an audit of the company’s 2005 Federal income tax return by the Internal Revenue Service (“IRS”), as further described below.
     In late July 2008, the IRS notified the company of proposed reductions in the company’s Federal net operating loss carryforwards (“NOLs”) identified during the IRS’ audit of the company’s 2005 Federal income tax return. Until this current audit, the company’s Federal income tax returns had not been audited by the IRS since 1989. As a result of the current audit, the company determined that its NOLs should be reduced by $33.2 million, or $12.9 million on a tax-effected basis, as of December 31, 2004 and subsequent balance sheet dates. At December 31, 2004 and 2007, the company had U.S. Federal NOLs of $438 million and $293 million, respectively, before giving effect to the adjustment. The company determined that the majority of the adjustment resulted from a computational mistake that occurred in preparing the company’s 2000 and 2001 Federal income tax returns.
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
     The company had previously recorded an income tax benefit of $158 million for the year ended December 31, 2004, that was comprised almost entirely of the reversal of the company’s deferred tax valuation allowance. As a result of the adjustment described above, the company restated its income statement for the year ended December 31, 2004 to give effect to a $12.9 million reduction in the income tax benefit, and to record the corresponding reduction in non-current deferred tax assets. The adjustment did not have any impact on the company’s income statements for any period other than 2004. The cumulative effect of the adjustment on the company’s balance sheet as of December 31, 2007 was a $12.9 million reduction in non-current deferred tax assets and a $12.9 million increase in accumulated deficit. The adjustment did not have any impact on the company’s cash flow statements for any period.
     Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, the company believes that the income tax adjustment is not material to any of its current financial statements for periods subsequent to and including the year ended December 31, 2004. However, the company believes that the adjustment would be material to the expected results for the year ending December 31, 2008. Accordingly, the company determined that it would restate prior period financial statements to record this adjustment. The company further determined not to amend its previously filed affected Quarterly Reports on Form 10-Q or its Annual Reports on Form 10-K because the adjustment is not material to the individual prior years’ financial statements contained in the most recently filed Annual Report on Form 10-K. The company determined instead to report restated prior year financial statements in its current Quarterly Report on Form 10-Q and 2008 Annual Report on Form 10-K, when such annual report is filed.

     The following table shows the restated line items in the accompanying balance sheet as of December 31, 2007 that were impacted by the deferred income tax adjustment (in thousands):

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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The company elected not to apply the fair value option to any of its assets and liabilities.
(5) Discontinued Operations
     In June 2008, the company sold its transportation management systems (“TMS”) business unit to Affiliated Computer Services, Inc. for $45 million, before transaction fees and expenses. The company received cash proceeds of $43.2 million in the second quarter of 2008 and an additional $1.7 million in the third quarter of 2008 pertaining to a working capital adjustment. The company recorded a $24.1 million pre-tax gain, or $14.8 million after-tax, on the sale of this business in the second quarter of 2008. The carrying value of the net assets sold totaled $17.3 million and consisted of $22.7 million of current assets, $1.5 million of property and equipment and $6.9 million of current liabilities.

     The gain on sale and the operating results of TMS summarized below have been reclassified and reported as discontinued operations for all periods presented (in thousands):

	Quarter Ended September 30,	Nine Months Ended September 30,
	2007	2008	2007
Revenues	$13,817	$21,351	$36,149
Income from operations, before taxes	1,654	1,842	3,296
Income from operations, after taxes	974	1,118	1,943
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

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007
Launch Vehicles:
Revenues	$111,815	$100,337		$332,096	$290,738
Operating income	8,416	10,489		29,430	28,882
Identifiable assets	134,955	115,646	(1)	134,955	115,646	(1)
Capital expenditures	2,792	643		7,749	2,859
Depreciation	1,464	1,508		4,091	4,147
Satellites and Space Systems(2):
Revenues(3)	$100,006	$122,765		$314,486	$345,526
Operating income	8,060	7,837		23,507	22,274
Identifiable assets	159,061	176,538	(1)	159,061	176,538	(1)
Capital expenditures	1,912	2,386		6,981	5,332
Depreciation	2,241	1,829		6,604	5,424
Advanced Space Programs(2):
Revenues	$68,608	$53,183		$220,936	$121,021
Operating income	4,524	3,587		15,096	8,874
Identifiable assets	65,806	23,767	(1)	65,806	23,767	(1)
Capital expenditures	698	—		698	328
Depreciation	3	36		9	137
Corporate and Other:
Revenues(3)	$(1,801)	$(645)		$(4,122)	$(2,483)
Operating income (4)	—	(332)		(555)	(1,023)
Identifiable assets(5)	512,754	459,517	(1)(7)	512,754	459,517	(1)(7)
Capital expenditures (6)	1,608	1,460		3,437	4,091
Depreciation (6)	1,013	1,099		3,173	2,872
Consolidated:
Revenues	$278,628	$275,640		$863,396	$754,802
Operating income	21,000	21,581		67,478	59,007
Identifiable assets	872,576	775,468	(1)(7)	872,576	775,468	(1)(7)
Capital expenditures	7,010	4,489		18,865	12,610
Depreciation	4,721	4,472		13,877	12,580

(1)	As of December 31, 2007.

(2)	Effective December 31, 2007, the company disaggregated advanced space programs from satellites and space systems. The presentation for the 2007 periods has been reclassified to conform to the 2008 presentation.

(3)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and space systems revenues include $1.3 million and $0.4 million of intersegment sales in the quarters ended September 30, 2008 and 2007, respectively, and $3.0 million and $1.6 million of intersegment sales for the nine months ended September 30, 2008 and 2007, respectively.

(4)	Corporate and other operating income consists solely of corporate general and administrative expenses allocated to the TMS business unit (see Note 5).

(5)	Corporate and other identifiable assets at December 31, 2007 include assets of $20.5 million attributable to the TMS business unit that was sold in the second quarter of 2008 (see Note 5).

(6)	Corporate and other capital expenditures and depreciation include amounts attributable to the TMS business unit that was sold in the second quarter of 2008 (see Note 5).

(7)	Restated (see Note 3).

(7) Earnings Per Share
     The following table presents the shares used in computing basic and diluted earnings per share (“EPS”) (in thousands):

	Quarter Ended	Quarter Ended
	September 30, 2008	September 30, 2007
Weighted-average outstanding shares for basic EPS	58,776	59,176
Dilutive effect of convertible notes	163	—
Dilutive effect of stock options and units	1,578	1,698

Shares for diluted EPS	60,517	60,874

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Weighted-average outstanding shares for basic EPS	58,643	59,249
Dilutive effect of convertible notes	55	—
Dilutive effect of stock options and units	1,649	1,749

Shares for diluted EPS	60,347	60,998

     During the third quarter of 2008, less than 100,000 shares were excluded relating to stock options that were anti-dilutive. During the third quarter of 2007, diluted weighted-average shares outstanding excluded the effect of 400,000 stock options that were anti-dilutive. In the first nine months of 2008 and 2007, diluted weighted-average shares outstanding excluded the effect of 100,000 and 400,000, respectively, of stock options that were anti-dilutive. In the quarter and nine months ended September 30, 2007, diluted weighted-average shares outstanding excluded the effect of the company’s $143.8 million of 2.4375% convertible notes that were anti-dilutive (see Note 11).
(8) Receivables
     Receivables consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Billed	$45,497	$36,606
Unbilled	155,141	146,901

Total	$200,638	$183,507

     As of September 30, 2008 and December 31, 2007, unbilled receivables included $20.7 million and $15.5 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

     Certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. Through September 30, 2008, the company has recognized approximately $44 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met. The company generally procures insurance policies that the company believes would indemnify it for satellite incentive fees that are not earned and for performance refund obligations.
     Through September 30, 2008, the company has recognized approximately $19 million of estimated award fees on a contract that is subject to a final assessment at the conclusion of the contract, projected to occur in 2013. If the final award fee assessment is higher or lower than the interim assessments, the company would be required to record a favorable or unfavorable revenue and profit adjustment.
(9) Inventories
     Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Inventories	$26,980	$27,659
Allowance for inventory obsolescence	(917)	(1,110)

Total	$26,063	$26,549

     Substantially all of the company’s inventory consisted of component parts and raw materials.
(10) Investments
     As of September 30, 2008 and December 31, 2007, the company held seven auction-rate securities totaling $34.5 million at cost, which are classified as available for sale securities and non-current assets on the company’s balance sheet. Contractual maturities for these auction-rate securities are 18 years or greater with an interest reset date approximately every 28 days. Until the fourth quarter of 2007, the carrying value of auction-rate securities approximated fair value. With the liquidity issues experienced in the global credit and capital markets, the company’s auction-rate securities have experienced multiple failed auctions and the estimated market value of these securities has been less than cost since December 31, 2007.
     The company has estimated the fair value of these auction-rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) the time horizon that the market value of each security could return to its cost and be sold. The discount rates used in the present value calculations are based on yields on U.S. Treasury securities with similar time horizons plus interest rate risk premiums that are intended to compensate for general market risk and the risk specific to each security. The risk premiums are based upon current credit default swap pricing market data for similar or related securities. The company estimated that the fair market value of these securities at September 30, 2008 and December 31, 2007 was $19.9 million and $28.0 million, respectively.

     In the third quarter and first nine months of 2008, the company recorded other-than-temporary impairment charges of $1.0 million and $11.6 million, respectively, pertaining to four of the auction-rate securities that had an initial cost basis of $19.5 million. The company determined to record these other-than-temporary impairment charges based on the company’s assessment that it is likely that the fair value of the auction-rate securities will not fully recover in the foreseeable future, given the duration, severity and continuing declining trend of the fair values of these securities, as well as the financial condition and near-term prospects of the securities’ issuers.
     The company has also recorded temporary charges totaling $3.0 million as of September 30, 2008, including $1.7 million recorded in the third quarter of 2008, pertaining to the remaining three auction-rate securities that had a cost of $15.0 million. The company concluded that the impairment charges recorded in connection with these particular securities were temporary because (i) the company believes that the decline in market value is due to current economic and market conditions; (ii) the auction-rate securities continue to be of high credit quality, the securities’ issuers have investment-quality credit ratings and the issuers continue to pay interest when due; and (iii) the company intends to hold the auction-rate securities until a recovery in market value occurs.
     The fair value of the auction-rate securities could change significantly in the future and the company may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods.
     The changes in the fair values of the auction-rate securities were as follows (in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Fair value(1) at beginning of period	$22,600	$28,000
Temporary impairment charges	(1,700)	(2,000)
Other-than-temporary impairment charges	(1,000)	(11,600)
Reversal of temporary charges	—	5,500

Net losses recorded	(2,700)	(8,100)

Fair value(1) at end of period	$19,900	$19,900

(1)	As discussed above, the company estimated the fair value of its auction-rate securities based upon discounted cash flow analysis using the best available information. Under SFAS No. 157, such valuation assumptions are defined as level 3 inputs.

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
     The fair value of the company’s convertible notes at September 30, 2008 and December 31, 2007 was estimated at $165.3 million and $174.6 million, respectively. The fair value was determined based on market prices quoted by a broker-dealer.
Credit Facility
     In August 2007, the company entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate. The Credit Facility is secured by substantially all of the company’s assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of September 30, 2008, there were no borrowings under the Credit Facility, although $13.1 million of letters of credit were issued under the Credit Facility. Accordingly, as of September 30, 2008, $86.9 million of the Credit Facility was available for borrowings.
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

(12) Comprehensive Income
     Comprehensive income in 2008 consisted of the following (in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Net income	$12,143	$51,576
Unrealized loss on investments, net of tax	(539)	(839)
Reversal of previously recorded unrealized losses on investments	—	5,500
Defined benefit plans, net of tax	(827)	(1,814)

Total comprehensive income	$10,777	$54,423

     Comprehensive income in the quarter and nine months ended September 30, 2007 was equal to net income. Accumulated other comprehensive loss as of September 30, 2008 and December 31, 2007 was $3.9 million and $6.8 million, respectively.
(13) Stock-Based Compensation
     The following tables summarize information related to stock-based compensation transactions (dollars in millions, except per-option and per-unit average values):

	Restricted Stock Units		Stock Options
		Weighted Average		Weighted
	Number of	Measurement Date	Number of	Average
	Units	Fair Value	Options	Exercise Price
Outstanding at December 31, 2007	1,097,188	$18.81	3,535,512	$11.77
Granted(1)	405,745	25.35	—	—
Exercised	—	—	(765,854)	12.18
Vested	(358,523)	20.37	—	—
Forfeited	(54,395)	19.05	(5,833)	6.91
Expired	—	—	(228,520)	41.16

Outstanding at September 30, 2008	1,090,015	$20.72	2,535,305 (2)	$9.00

(1)	The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 3.64 years.

	Quarter Ended	Quarter Ended
	September 30, 2008	September 30, 2007
Stock-based compensation expense	$2.6	$2.1
Income tax benefit related to stock-based compensation expense	0.8	0.7
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	3.3	2.0
Cash received from exercise of options	4.0	2.6
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	1.5	2.3

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Stock-based compensation expense	$6.6	$5.6
Income tax benefit related to stock-based compensation expense	2.2	1.9
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	10.4	8.4
Cash received from exercise of options	9.3	9.0
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	3.9	4.8

As of
September 30, 2008
Shares of common stock available for grant under the company’s stock-based incentive plans	1.4
Aggregate intrinsic value of restricted stock units that are expected to vest	$26.1
Unrecognized compensation expense related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 1.64 years	16.6
Aggregate intrinsic value of stock options outstanding, all fully vested	38.4
(14) Research and Development
     In February 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo to the International Space Station. Under the agreement, NASA has agreed to fund $170 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $200 million. The company expects to complete this project in late 2010.
     This agreement is being accounted for as a best-efforts research and development cost-sharing arrangement. As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses, rather than as revenue. Through September 30, 2008, $10.0 million of costs were incurred on the COTS program, $8.9 million of which were proportionally offset by NASA funding.

(15) Income Taxes
     The company’s provision for income taxes for the nine months ended September 30, 2008 included $4.9 million of income tax benefits primarily related to the capital losses recorded in connection with the recognition of investment impairment charges discussed above (see Note 10). The company recognized a capital gain in connection with the sale of its TMS business unit in the second quarter of 2008 and, as a result, the company recognized a tax benefit related to the investment impairment charge.
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
     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The FSP is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. The company has determined that the FSP will apply to its $143.8 million of convertible notes (see Note 11). The company is in the process of further evaluating the financial impact that the adoption of the FSP will have on its financial statements; however, on a preliminary basis the company believes that 2008 diluted earnings per share would be reduced by approximately $0.05 per share as a result of non-cash interest expense recorded in connection with the adoption of the FSP.

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
     In June 2008, we sold our transportation management systems (“TMS”) business unit for $45 million before transaction fees and expenses. The operating results of TMS and the gain on the sale have been reclassified and reported as discontinued operations for all periods presented (see Note 5 to the accompanying financial statements).

Restatement Related to Deferred Income Taxes
     As discussed in our June 30, 2008 Quarterly Report on Form 10-Q, we determined to restate certain prior period financial statements as a result of an audit of the company’s 2005 Federal income tax return by the Internal Revenue Service (“IRS”), as further described below.
     In late July 2008, the IRS notified the company of proposed reductions in the company’s Federal net operating loss carryforwards (“NOLs”) identified during the IRS’ audit of the company’s 2005 Federal income tax return. Until this current audit, the company’s Federal income tax returns had not been audited by the IRS since 1989. As a result of the current audit, the company determined that its NOLs should be reduced by $33.2 million, or $12.9 million on a tax-effected basis, as of December 31, 2004 and subsequent balance sheet dates. At December 31, 2004 and 2007, we had U.S. Federal NOLs of $438 million and $293 million, respectively, before giving effect to the adjustment. We determined that the majority of the adjustment resulted from a computational mistake that occurred in preparing our 2000 and 2001 Federal income tax returns.
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
     We had previously recorded an income tax benefit of $158 million for the year ended December 31, 2004, that was comprised almost entirely of the reversal of our deferred tax valuation allowance. As a result of the adjustment described above, we restated our income statement for the year ended December 31, 2004 to give effect to a $12.9 million reduction in the income tax benefit, and to record the corresponding reduction in non-current deferred tax assets. The adjustment did not have any impact on our income statements for any period other than 2004. The cumulative effect of the adjustment on our balance sheet as of December 31, 2007 was a $12.9 million reduction in non-current deferred tax assets and a $12.9 million increase in accumulated deficit. The adjustment did not have any impact on our cash flow statements for any period.
     Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, we believe that the income tax adjustment is not material to any of our current financial statements for periods subsequent to and including the year ended December 31, 2004. However, we believe that the adjustment would be material to the expected results for the year ending December 31, 2008. Accordingly, we determined that we would restate prior period financial statements to record this adjustment. We further determined not to amend our previously filed affected Quarterly Reports on Form 10-Q or our Annual Reports on Form 10-K because the adjustment is not material to the individual prior years’ financial statements contained in the most recently filed Annual Report on Form 10-K. We determined instead to report restated prior year financial statements in our current Quarterly Report on Form 10-Q and 2008 Annual Report on Form 10-K, when such annual report is filed.

Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2008 and 2007
     Revenues - Our third quarter 2008 revenues were $278.6 million, compared to third quarter 2007 revenues of $275.6 million, primarily due to revenue growth in our advanced space programs and launch vehicles segments, partially offset by a decrease in satellites and space systems segment revenues. Advanced space programs segment revenues grew $15.5 million, or 29%, driven by increased contract activity on national security satellite programs partially offset by lower contract activity on the Orion human spacecraft program for NASA. We are designing, developing and building the Launch Abort System for the Orion vehicle. Launch vehicles segment revenues grew $11.5 million, or 11%, principally due to increased contract activity on space launch vehicle and missile defense programs. Satellites and space systems segment revenues declined $22.8 million, or 19%, as a result of decreased activity on communications satellite contracts and science and technology satellite contracts, primarily due to the substantial completion of certain satellites since the third quarter of 2007.
     For the first nine months of 2008, we reported $863.4 million in revenues, up 14% over the same period of 2007, primarily due to revenue growth in our advanced space programs and launch vehicles segments, partially offset by a decrease in satellites and space systems segment revenues. Advanced space programs segment revenues increased $99.9 million, or 83%, due to significant increases in contract activity on the Orion program and national security satellite programs. Launch vehicles segment revenues increased $41.3 million, or 14%, principally due to increased contract activity on space launch vehicles and missile defense programs. Satellites and space systems segment revenues declined $31.0 million, or 9%, driven by decreased activity on science and technology satellite contracts, primarily due to the substantial completion of certain satellites since 2007.
     Cost of Revenues - Our cost of revenues was $227.3 million in the third quarter of 2008, a 2% reduction compared to $231.1 million in the third quarter of 2007. Cost of revenues includes the costs of personnel, materials, subcontracts and overhead. Cost of revenues in the advanced space programs segment increased $12.4 million, or 27%, in the third quarter of 2008 compared to the third quarter of 2007, of which $6.4 million related to materials and subcontract costs that were primarily attributable to the Orion program. Cost of revenues in the launch vehicles segment increased $7.2 million, or 9%, in the third quarter of 2008 due to increased activity on space launch vehicle and missile defense programs. Cost of revenues in the satellites and space systems segment decreased $22.3 million, or 21%, in the third quarter of 2008 as a result of the decrease in activity on communications satellite contracts and science and technology satellite contracts mentioned above.

     Our cost of revenues was $704.7 million in the first nine months of 2008, a 12% increase compared to $629.0 million in the first nine months of 2007. The increase in cost of revenues was principally due to an increased level of contract activity that was consistent with the revenue growth discussed above, primarily in the advanced space programs and launch vehicles segments. Cost of revenues in the advanced space programs segment increased $85.1 million, or 83%, in the first nine months of 2008 compared to the same period in 2007, of which $66.2 million related to materials and subcontract costs that were primarily attributable to the Orion program. Cost of revenues in the launch vehicles segment increased $25.9 million, or 11%, in the first nine months of 2008 due to increased contract activity on space launch vehicles and missile defense programs. Cost of revenues in the space systems segment decreased $33.6 million, or 11%, in the first nine months of 2008 driven by decreased activity on science and technology satellite contracts, primarily due to the substantial completion of certain satellites since 2007.
     Research and Development Expenses - Research and development expenses are comprised of product research and development activities. Our research and development expenses totaled $11.7 million, or 4% of revenues, in the third quarter of 2008, an $8.2 million increase compared to $3.5 million, or 1% of revenues, in the third quarter of 2007. For the first nine months of 2008, research and development expenses totaled $30.1 million, or 3% of revenues, a $20.4 million increase compared to $9.7 million, or 1% of revenues, in the first nine months of 2007. These increases were primarily driven by a major new product development program to create a medium-capacity rocket called Taurus II. Approximately $9.4 million and $21.1 million of the research and development expenses in the third quarter and first nine months of 2008, respectively, were related to the Taurus II program. We believe research and development expenses will continue to increase over the next two years, primarily attributable to the Taurus II development effort in addition to other new product initiatives.
     In the first quarter of 2008, we entered into an agreement with NASA to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo to the International Space Station. Under the agreement, NASA has agreed to fund $170 million in cash milestone payments, partially funding our project costs which are currently estimated to be approximately $200 million. We expect to complete this project in late 2010.
     The agreement with NASA is being accounted for as a best-efforts research and development cost-sharing arrangement. As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses. Through September 30, 2008, $10.0 million of costs were incurred on the COTS program, $8.9 million of which were proportionally offset by NASA funding.
     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $18.7 million, or 7% of revenues, and $19.4 million, or 7% of revenues, in the third quarter of 2008 and 2007, respectively. Selling, general and administrative expenses were $61.1 million, or 7% of revenues, and $57.1 million, or 8% of revenues, in the first nine months of 2008 and 2007, respectively.

     Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs. Selling, general and administrative expenses in the third quarter of 2008 were relatively unchanged as compared to 2007, although selling, general and administrative expenses increased for the first nine months of 2008 as compared to the same period in 2007 largely driven by a $5.3 million increase in bid, proposal and marketing expenses. The majority of the increase in bid, proposal and marketing expenses is associated with contract proposal activity within the satellites and space systems segment and the advanced space programs segment.
     Investment Impairment Charge - As described in Note 10 to the accompanying financial statements, we recorded other-than-temporary impairment charges of $1.0 million in the third quarter of 2008 and $11.6 million in the first nine months of 2008 to record the impairment of certain of our investments in auction-rate securities.
     Interest Income and Other - Interest income and other decreased to $1.8 million in the third quarter of 2008, compared to $3.5 million in the third quarter of 2007, attributable to lower interest income on short-term cash investments due to a reduction in interest rates. Interest income and other decreased to $5.6 million in the first nine months of 2008, compared to $9.6 million in the first nine months of 2007, also attributable to lower interest income on short-term cash investments due to a reduction in interest rates.
     Interest Expense - Interest expense was $1.1 million and $1.3 million in the third quarter of 2008 and 2007 respectively, and was $3.3 million and $3.6 million in the first nine months of 2008 and 2007, respectively, attributable to our $143.8 million of long-term debt.
     Provision for Income Taxes - Our provision for income taxes relating to income from continuing operations was $8.5 million and $9.0 million in the third quarter of 2008 and 2007, respectively, and $22.6 million and $25.9 million in the first nine months of 2008 and 2007, respectively. The tax provision in the first nine months of 2008 included $4.9 million of income tax benefits primarily related to the capital losses recorded in connection with the investment impairment charge discussed above (see Note 10 to the accompanying financial statements). We recognized a capital gain in connection with the sale of our TMS business unit in the second quarter of 2008 and, as a result, we recognized a tax benefit related to the investment impairment charge.
      Discontinued Operations - In the second quarter of 2008, we sold our TMS business unit. This transaction resulted in a $24.1 million pre-tax gain, or $14.8 million after-tax, reported in discontinued operations during the nine months ended September 30, 2008. The after-tax income from operations related to TMS, also reported in discontinued operations, was $1.0 million in the third quarter of 2007 and $1.1 million and $1.9 million in the first nine months of 2008 and 2007, respectively.
     Net Income - Net income was $12.1 million and $15.7 million, respectively, in the third quarter of 2008 and 2007. Net income in the third quarter of 2008 and 2007 was comprised of $12.1 million and $14.7 million of income from continuing operations, respectively, and $1.0 million of income from discontinued operations in 2007.

     Net income was $51.6 million and $41.0 million, respectively, for the first nine months of 2008 and 2007. Net income in the first nine months of 2008 and 2007 was comprised of $35.7 million and $39.0 million of income from continuing operations, respectively, and $15.9 million and $1.9 million of income from discontinued operations, net of tax, respectively.
Segment Results
     Our products and services are grouped into three reportable segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) advanced space programs. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Launch Vehicles	$111,815	$100,337	$332,096	$290,738
Satellites and Space Systems(1)	100,006	122,765	314,486	345,526
Advanced Space Programs	68,608	53,183	220,936	121,021
Corporate and Other	(1,801)	(645)	(4,122)	(2,483)

Total	$278,628	$275,640	$863,396	$754,802

Income from Operations:
Launch Vehicles	$8,416	$10,489	$29,430	$28,882
Satellites and Space Systems(1)	8,060	7,837	23,507	22,274
Advanced Space Programs	4,524	3,587	15,096	8,874
Corporate and Other(2)	—	(332)	(555)	(1,023)

Total	$21,000	$21,581	$67,478	$59,007

(1)	Effective December 31, 2007, we disaggregated advanced space programs from satellites and space systems. The presentation of 2007 periods has been reclassified to conform to the 2008 presentation.

(2)	Corporate and other operating income consists solely of corporate general and administrative expenses allocated to the TMS business unit.

Third Quarter 2008 Compared with Third Quarter 2007
     Launch Vehicles - In the third quarter of 2008, launch vehicles segment revenues increased 11% as compared to the third quarter of 2007 principally due to revenue increases in the segment’s interceptor and space launch vehicle product lines. In our interceptor launch vehicles product line, which accounted for 51% and 54% of total launch vehicles segment revenues in the third quarter of 2008 and 2007, respectively, we are developing and manufacturing the midcourse-phase Orbital Boost Vehicle (“OBV”), directed by the U.S. Missile Defense Agency (“MDA”) and designed to defend the United States against long-range ballistic missile attacks. We are also developing the boost vehicle for the Kinetic Energy Interceptor (“KEI”) program, the next generation missile defense interceptor, also under direction by MDA. Revenues from the interceptor launch vehicles product line increased $3.0 million primarily due to growth in OBV revenue as a result of increased program activity in the third quarter of 2008. Space launch vehicle product line revenues increased $8.5 million primarily due to an increase in Minotaur program activity.
     Despite the quarterly increase in this segment’s revenues, operating income declined 20% primarily due to increased Taurus II research and development expenses as discussed above, partially offset by growth in space launch vehicle and interceptor launch vehicles operating income, resulting from increased contract activity largely in the OBV and Minotaur programs. Interceptor launch vehicles continued to make the largest contribution to this segment’s operating income, contributing 86% and 62% of total segment operating income in the third quarter of 2008 and 2007, respectively.
     Certain of the company’s research and development expenses are recoverable under U.S. Government contracts. In the third quarter of 2008, research and development expenses incurred in excess of amounts recoverable under U.S. Government contracts reduced operating income in the launch vehicles segment by $3.0 million.
     This segment’s operating margin (as a percentage of revenues) was 7.5% in the third quarter of 2008, compared to 10.5% in the third quarter of 2007. This decline in operating margin was primarily due to the impact of discretionary research and development expenses incurred in excess of amounts recovered under U.S. Government contracts discussed above. The decline in operating margin was also partially attributable to lower operating margins in our ballistic missile target programs that support missile defense systems testing in the target launch vehicles product line.
     Satellites and Space Systems - In the third quarter of 2008, satellites and space systems segment revenues decreased 19% as compared to the third quarter of 2007 primarily as a result of decreased activity on communications satellite contracts and science and technology satellite contracts, primarily due to the substantial completion of certain satellites since the third quarter of 2007. Communications satellite revenues accounted for 72% and 75% of total segment revenues in the third quarter of 2008 and 2007, respectively.

     Satellites and space systems segment operating income increased 3%, despite lower revenues, primarily due to profit margin improvements in the communications satellite and science and technology satellite product lines. As a result, this segment’s operating margin (as a percentage of revenues) increased to 8.1% in the third quarter of 2008, compared to 6.4% in the third quarter of 2007. The communications satellite product line accounted for 66% and 82% of total segment operating income in the third quarter of 2008 and 2007, respectively.
     Advanced Space Programs - In the third quarter of 2008, advanced space programs segment revenues increased 29% as compared to the third quarter of 2007 driven by increased contract activity on national security satellite programs, partially offset by lower contract activity on the Orion human spacecraft program for NASA. The Orion program accounted for 61% and 87% of total segment revenues in the third quarter of 2008 and 2007, respectively.
     Operating income in the advanced space programs segment increased 26% primarily due to the increased contract activity on national security satellite programs. This segment’s operating margin (as a percentage of revenues) was relatively constant at 6.6% in the third quarter of 2008, compared to 6.7% in the third quarter of 2007.
     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues. Corporate and other operating losses in 2007 were comprised solely of corporate general and administrative expenses allocated to the TMS business unit.
Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
     Launch Vehicles - In the first nine months of 2008, launch vehicles segment revenues increased 14% as compared to the first nine months of 2007 principally due to increased contract activity on the interceptor and space launch vehicle product lines. Revenues from the interceptor launch vehicles product line increased $15.2 million primarily due to increased activity on the OBV program. Interceptor launch vehicles revenues accounted for 51% and 53% of total launch vehicles segment revenues in the first nine months of 2008 and 2007, respectively. Revenues from the space launch vehicle product line grew $22.6 million primarily as a result of higher activity levels on the Minotaur and Taurus programs. Revenues in the target launch vehicles product line grew $3.9 million primarily from increased production on our Coyote supersonic ramjet vehicle program for the U.S. Navy and increased design and production activity on our ballistic missile target programs that support missile defense systems testing.
     Year-to-date operating income in the launch vehicles segment increased 2% primarily due to increased contract activity on missile defense programs in the interceptor launch vehicles product line and $4.0 million of profit recorded in the second quarter of 2008 as a result of the recovery of costs incurred in connection with the closure of a U.S. Government investigation, offset by research and development expenses attributable to the Taurus II launch vehicle development program discussed above. Interceptor launch vehicles continued to make the largest contribution to this segment’s operating income, contributing 69% and 63% of total segment operating income in the first nine months of 2008 and 2007, respectively. Research and development expenses incurred in excess of amounts recoverable under U.S. Government contracts reduced launch vehicles segment operating income for the first nine months of 2008 by $7.0 million.

     This segment’s operating margin (as a percentage of revenues) was 8.9% in the first nine months of 2008, compared to 9.9% in the first nine months of 2007. This operating margin decrease was largely due to the impact of research and development expenses incurred in excess of amounts recoverable under U.S. Government contracts discussed above and lower space launch vehicles profit margins from Pegasus and Minotaur programs, partially offset by a higher interceptor launch vehicle profit margin and the $4.0 million of profit recorded in connection with the closure of the U.S. Government investigation mentioned above.
     Satellites and Space Systems - In the first nine months of 2008, satellites and space systems segment revenues declined 9% as compared to the first nine months of 2007 driven by decreased contract activity in the science and technology satellites product line, primarily due to the substantial completion of certain satellites since 2007. Revenues from the science and technology satellites product line declined $35.0 million. Communications satellite revenues increased $3.2 million. Communications satellite revenues accounted for 74% and 66% of total segment revenues in the first nine months of 2008 and 2007, respectively. The growth in communications satellite revenues in the first nine months of 2008 was attributable to an increase in activity levels on certain contracts.
     Operating income in the satellites and space systems segment increased 6%, despite the decline in segment revenues, due to profit margin improvements in the communications satellites and science and technology satellites product lines and due to $1.1 million of profit recorded in the second quarter of 2008 pertaining to the settlement of a contract dispute. As a result, this segment’s operating margin (as a percentage of revenues) increased to 7.5% in the first nine months of 2008, compared to 6.4% in the first nine months of 2007. Communications satellites operating income accounted for 69% and 60% of total segment operating income in the first nine months of 2008 and 2007, respectively.
     Advanced Space Programs - In the first nine months of 2008, advanced space programs segment revenues increased 83% as compared to the first nine months of 2007 due to significant increases in contract activity on the Orion human spacecraft program and national security satellite programs. The Orion program accounted for 73% and 83% of total segment revenues in the first nine months of 2008 and 2007, respectively.
     Operating income in the advanced space programs segment increased 70% primarily due to increased contract activity on the Orion and national security satellite programs. This segment’s operating margin (as a percentage of revenues) was 6.8% in the first nine months of 2008, compared to 7.3% in the first nine months of 2007. This decrease in operating margin was primarily due to a favorable profit adjustment in the second quarter of 2007 pertaining to the receipt of a final award fee on a completed satellite contract.
     Corporate and Other - Corporate and other revenues were comprised solely of the elimination of intercompany revenues. Corporate and other operating losses were comprised solely of corporate general and administrative expenses allocated to the TMS business unit.

Backlog
     Our firm backlog was approximately $2.1 billion at September 30, 2008 and $2.1 billion at December 31, 2007. While there can be no assurance, we expect to convert approximately $250 million of the September 30, 2008 firm backlog into revenue during the remainder of 2008. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.
     Total backlog was approximately $4.2 billion at September 30, 2008 and $3.9 billion at December 31, 2007. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.
Liquidity and Capital Resources
Cash Flow from Operating Activities
     Cash flow from operating activities in the first nine months of 2008 was $87.0 million as compared to $56.2 million in the first nine months of 2007. This increase in operating cash flows was primarily due to the increase in cash generated from business operations.
Cash Flow from Investing Activities
     In the first nine months of 2008, we received net proceeds of $41.6 million on our sale of the TMS business unit and $2.2 million for the sale of property. In addition, we spent $18.9 million for capital expenditures, as compared to $12.6 million in the first nine months of 2007. This increase was primarily related to expanded facilities to support business segment growth.
Cash Flow from Financing Activities
     Equity Transactions - During the first nine months of 2008 and 2007, we expended $21.5 million and $25.0 million, respectively, to repurchase and retire shares of our common stock. During the first nine months of 2008 and 2007, we received $10.5 million and $10.3 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.
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
     Credit Facility - In August 2007, we entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. The Credit Facility replaced our former $50 million credit agreement which was terminated in August 2007. At our the election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate. The Credit Facility is secured by substantially all of our assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of September 30, 2008, there were no borrowings under the Credit Facility, although $13.1 million of letters of credit were issued under the Credit Facility. Accordingly, as of September 30, 2008, $86.9 million of the Credit Facility was available for borrowings.
     Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage. As of September 30, 2008, we believe we were in compliance with all of these covenants.
Available Cash and Future Funding
     At September 30, 2008, we had $340.7 million of unrestricted cash and cash equivalents. Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. However, there can be no assurance that this will be the case. Our ability to borrow additional funds is limited by the terms of our Credit Facility. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
     As discussed above, our Taurus II program entails a major development effort that is anticipated to consume a substantial amount of cash and reduce earnings over the next two years.

     As discussed in Note 10 to the accompanying financial statements, we currently hold investments in auction-rate securities with a cost basis of $34.5 million that have experienced a decline in fair value to $19.9 million as of September 30, 2008. Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need to liquidate our investments in auction-rate securities in the foreseeable future. Accordingly, while there can be no assurance, we do not believe that the decline in the fair value of these securities will have a significant impact on our liquidity.
     In April 2008, our Board of Directors authorized a plan for the purchase of up to $50 million of outstanding common stock over a 12-month period commencing April 25, 2008. We repurchased 0.9 million shares of our common stock for $21.5 million during the nine months ended September 30, 2008. We may purchase up to an additional $40.3 million of our common stock through April 2009.
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

     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The FSP is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. We have determined that the FSP will apply to our $143.8 million of convertible notes (see Note 11 to the accompanying financial statements). We are in the process of further evaluating the financial impact that the adoption of the FSP will have on our financial statements; however, on a preliminary basis we believe that 2008 diluted earnings per share would be reduced by approximately $0.05 per share as a result of non-cash interest expense recorded in connection with the adoption of the FSP.

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
Uncertainties in the Credit Markets
     As discussed in Note 10 to the accompanying financial statements, we currently hold investments in auction-rate securities with a cost basis of $34.5 million that have experienced a decline in fair value to $19.9 million as of September 30, 2008. With the liquidity issues experienced in the global credit and capital markets, we may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.
Foreign Currency Exchange Rate Risk
     We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars. At September 30, 2008, we had $3.0 million of receivables denominated in Japanese yen.
     From time to time we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At September 30, 2008, we had no foreign currency forward exchange contracts.
Interest Rate Risk
     We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents. As of September 30, 2008, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our convertible debt at September 30, 2008 was $165.3 million. The fair value was determined based on market prices quoted by a broker-dealer.
     Our exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.7 million in interest income earned.
     We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan
     We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $7.4 million at September 30, 2008. This liability is subject to fluctuation based upon the market value of the investment options selected by participants.
ITEM 4. CONTROLS AND PROCEDURES
Restatement Related to Deferred Income Taxes
     As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, in late July 2008 we concluded that our 2004 consolidated financial statements should be restated to adjust our net deferred income tax assets related to net operating loss carryforwards. Our decision to restate our financial statements was based on an audit by the IRS of our U.S. income tax return for calendar year 2005. We determined that the majority of the adjustment resulted from a computational mistake that occurred in preparing our 2000 and 2001 Federal income tax returns. Based upon our current controls and procedures, we have concluded that there are currently no material weaknesses in our controls and procedures related to our accounting for income taxes. Additional information regarding this matter and the impact on our financial statements is included in this report in Note 3 to the accompanying financial statements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          (a) None.
          (b) None.

          (c) Issuer Purchases of Equity Securities:
The following table sets forth information regarding our repurchase of common stock during the quarter ended September 30, 2008.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs(1)	Programs(1)
July 1, 2008 to July 31, 2008	164,500	$23.63	164,500	$42,762,713

August 1, 2008 to August 31, 2008	—	—	—	$42,762,713

September 1, 2008 to September 30, 2008	107,800	$23.24	107,800	$40,257,086

TOTAL	272,300	$23.48	272,300	$40,257,086

(1)	On April 25, 2008, we announced a plan (“2008 Plan”), to repurchase up to $50 million of outstanding common stock through April 24, 2009, subject to certain conditions. During the quarter ended September 30, 2008, we repurchased 272,300 shares under the 2008 Plan. The purchases were made in open market transactions.
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

ORBITAL SCIENCES CORPORATION
DATED: October 24, 2008	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: October 24, 2008	By:	/s/ Garrett E. Pierce
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