Form 10-K
period 2008-12-31
ORBITAL SCIENCES CORP /DE/
filed 2009-03-02
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2008 was approximately $1,367,900,000. The registrant has no non-voting common equity.

As of February 25, 2009, 57,163,236 shares of the registrant’s Common Stock were outstanding.

Portions of the registrant’s definitive proxy statement to be filed on or about March 11, 2009 are incorporated by reference in Part III of this report.

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital and Cygnus are trademarks of Orbital Sciences Corporation.

PART I

Item 1.	Business

General

We develop and manufacture small- and medium-class rockets and space systems for commercial, military and civil government customers, including the U.S. Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”) and other U.S. Government agencies.

Our primary products and services include the following:

•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small- and medium-class space launch vehicles that place satellites into Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used to enable global and regional communications and broadcasting, to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to enable national security applications, to collect imagery and other remotely-sensed data about the Earth and to demonstrate new space technologies.

•	Advanced Space Programs. Human-rated space systems for Earth-orbit and lunar exploration, advanced launch systems for medium-class satellites, and small satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

Our general strategy is to develop and expand a core integrated business of space and launch systems technologies and products, focusing on the design and manufacturing of affordable rockets, satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors. Another part of our strategy is to seek customer contracts that will fund the development of enhancements to our existing launch vehicle and space systems product lines. As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small rockets and space systems, we believe we are well positioned to capitalize on the demand for small space-technology systems in missile defense, space-based military and intelligence operations, and commercial satellite communications programs, and to take advantage of government-sponsored initiatives for human space exploration, space-based scientific research and interplanetary exploration.

In June 2008, we sold our Transportation Management Systems (“TMS”) business unit for $45 million in cash before transaction fees and expenses. The operating results of TMS and the gain on the sale have been reclassified and reported as discontinued operations for all periods presented (see Note 3 to the accompanying financial statements).

Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of two predecessor entities established in 1982 and 1983.

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

Description of Orbital’s Products and Services

Our products and services are grouped into three reportable business segments that are described below: launch vehicles, satellites and space systems and advanced space programs. Our business is not seasonal. Customers that accounted for 10% or more of our consolidated revenues in 2008 were DoD, Lockheed Martin Corporation (“Lockheed Martin”), NASA, SES S.A. (“SES”) and The Boeing Company (“Boeing”).

Launch Vehicles.  Our launch vehicles segment is involved in developing and producing interceptor launch vehicles, target launch vehicles and space launch vehicles.

Interceptor Launch Vehicles.  We develop and produce rockets that are used as interceptor launch vehicles for missile defense systems, including interceptor boosters that carry “kill vehicles” designed to defend against ballistic missile attacks. Pursuant to a contract with Boeing, we are the sole supplier of operational and test interceptor boosters for the U.S. Missile Defense Agency’s (“MDA”) Ground-based Midcourse Defense (“GMD”) program, for which our interceptor boost vehicle, a modified version of our Pegasus rocket, is being used as a major operational element in the U.S. national missile defense system. We are also developing a boost vehicle for MDA’s Kinetic Energy Interceptor (“KEI”) program. During 2008, we conducted one successful GMD interceptor flight test and delivered five GMD boost vehicles. In 2009, we expect to deliver five GMD boost vehicles, conduct two GMD interceptor flight tests and conduct our first test of the KEI boost vehicle.

Target Launch Vehicles.  We design and produce target launch vehicles used in the development and testing of missile defense systems. Our target launch vehicles include suborbital rockets and their principal subsystems, as well as payloads carried by such vehicles.

Various branches and agencies of the U.S. military, including MDA, use our target launch vehicles as targets for defense-related applications such as ballistic missile interceptor testing and related experiments. These rockets are programmed to simulate incoming enemy missiles, offering an affordable and reliable means to test advanced missile defense systems. Our family of targets extends from long-range ballistic target launch vehicles, which include targets for testing MDA’s GMD system, to medium- and short-range target vehicles designed to simulate threats to U.S. and allied military forces deployed in overseas theaters. We have also developed a short-range supersonic sea-skimming target that flies just above the ocean’s surface and is currently being used by the U.S. Navy. In 2008, we performed a total of six target launch missions. In 2009, we expect to deliver approximately 15 to 17 target launch vehicles for missions in 2009 and later years.

Space Launch Vehicles.  We develop and produce small-class launch vehicles that place satellites weighing up to 4,000 lbs. into low-Earth orbit, including the Pegasus, Taurus and Minotaur space launch vehicles that are used by commercial, civil government and military customers. Our Pegasus launch vehicle is launched from our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit. The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads to orbit. The ground-launched Minotaur launch vehicle family combines Minuteman II and Peacekeeper ballistic missile rocket motors with our Pegasus and Taurus technology. In 2008, we carried out two successful Pegasus missions. In February 2009, our Taurus rocket experienced a launch failure. During the rest of 2009, we expect to perform up to five space launch missions, including one Taurus and four Minotaur launches.

Our launch vehicles segment and our advanced space programs segment are jointly engaged in a major new product development program of a medium-capacity rocket called Taurus II that could substantially increase the payload capacity of our space launch vehicle platforms. We are marketing the vehicle to U.S. Government and commercial customers. We expect that the Taurus II launch vehicle will be ready for its inaugural launch by late 2010.

Satellites and Space Systems.  Our satellites and space systems segment is involved in developing and producing communications satellites, science and technology satellites, related subsystems, and space technical services.

Communications Satellites.  We design and manufacture small geosynchronous-Earth orbit (“GEO”) satellites that provide cable and direct-to-home television distribution, business data network connectivity, regional mobile telephony and other space-based communications services.

Science and Technology Satellites.  Our small- and medium-class low-Earth orbit and other spacecraft are used to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to enable national security applications, to collect imagery and other remotely-sensed data about the Earth and to demonstrate new space technologies.

Space Technical Services.  We provide advanced space systems and subsystems, including satellite command and data handling, attitude control and structural subsystems and a broad range of space-related technical services, including analytical, engineering and production services for space-related science and defense programs.

During 2008, our satellite deliveries included two communications satellites for commercial customers and two scientific satellites for NASA. We expect to deliver up to seven satellites during 2009, including one science and technology satellite and up to six commercial GEO satellites. In addition, we plan to deliver up to three space systems this year.

Advanced Space Programs.  Our advanced space programs segment is involved in developing and producing human-rated space systems, advanced launch systems and satellites and related subsystems primarily used for national security space programs.

Human Space Systems.  We design and manufacture advanced human-rated systems to be used in Earth orbit, lunar and other space missions. We are a member of the industry team selected by NASA in 2006 to design and build the Orion crew exploration spacecraft that will succeed the Space Shuttle in transporting humans to space. Our principal role is to design, develop and manufacture the launch abort system to allow the astronaut crew to escape in the event of an in-flight failure of the Orion launch vehicle. We are currently scheduled to conduct the first test of the launch abort system in 2009.

In the first quarter of 2008, under NASA’s Commercial Orbital Transportation Services (“COTS”) program, we entered into an agreement with NASA to design, build and demonstrate a new space transportation system that has the capability to deliver cargo and supplies to the International Space Station (“ISS”). This system will include a new advanced maneuvering spacecraft called Cygnus that will be launched on the Taurus II launch vehicle and will autonomously rendezvous with the ISS to deliver cargo to the astronauts on board. The COTS demonstration mission is under contract to occur in late 2010.

In the fourth quarter of 2008, under NASA’s ISS Commercial Resupply Services (“CRS”) program, NASA entered into a contract with us to perform eight cargo transportation missions to the ISS between 2011 and 2015. The CRS contract award to us is presently the subject of a bid protest pending before the Government Accountability Office (“GAO”); however, at NASA’s direction, we are continuing to do work under the contract. A decision on the protest from the GAO is expected by late April 2009.

Advanced Launch Systems.  We design and produce advanced launch vehicle systems, including launchers used to boost research test vehicles and platforms used to test new space technologies. We have adapted our existing launch vehicle technology for a number of advanced technology demonstrations, including supporting efforts to develop technologies that could be applied to reusable launch vehicles and hypersonic aircraft. The advanced space programs segment is responsible for leading the development of the medium-class Taurus II launch vehicle discussed above.

National Security Space Systems.  We develop and produce small satellites and satellite subsystems used primarily for national security space missions and related technology demonstration programs. In 2009, we plan to deliver an advanced space system for national security applications.

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

Product Line	Competitors

Interceptor launch vehicles	Lockheed Martin Corporation Raytheon Company
Target launch vehicles	Alliant Techsystems Inc. L-3 Communications, Inc. Lockheed Martin Corporation Space Vector Corporation, a subsidiary of Alabama Aircraft Industries, Inc.
Space launch vehicles	Alliant Techsystems Inc.
Russian and other international launch  vehicles could represent competition for  commercial, as opposed to
  U.S. Government, launches
Space Exploration Technologies Corp. United Launch Alliance (a joint venture between Lockheed Martin Corporation and
The Boeing Company)

Product Line	Competitors

Communications satellites	Antrix Corporation, the commercial arm of India’s Space Research Organization EADS Astrium
Lockheed Martin Corporation
Loral Space & Communications Inc. Reshetnev Company - Information Satellite  Systems
Thales Alenia Space
Science, technology and national security satellites	Ball Aerospace and Technologies Corp. General Dynamics Corporation Lockheed Martin Corporation Northrop Grumman Corporation The Boeing Company
Space technical services	ASRC Federal Holding Company, a
  subsidiary of Arctic Slope Regional
  Corporation
Honeywell Technical Services Inc.
Jacobs Engineering Group Inc.
Lockheed Martin Corporation
Northrop Grumman Corporation
Science Applications International
  Corporation
Stinger Ghaffarian Technologies, Inc.
ISS cargo transportation services	European Space Agency Japan Aerospace Exploration Agency Russian Federal Space Agency Space Exploration Technologies Corp.

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

Research and Development

We invest in product-related research and development to conceive and develop new products and to enhance existing products. Our research and development expenses totaled approximately $51.4 million, $15.6 million and $8.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in research and development expenses for 2008 was primarily related to our Taurus II launch vehicle development program.

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

Components and Raw Materials

We purchase a significant percentage of our product components, structural assemblies and certain key satellite components and instruments from domestic third parties, as well as from foreign suppliers. Certain structures to be used on our Taurus II launch vehicle are being designed and will be manufactured in the Ukraine.

We also obtain from the U.S. Government parts and equipment that are used in the production of our products or in the provision of our services. Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available, although increased costs and possible delays could be incurred in securing alternative sources of supply. We rely upon sole source suppliers for rocket motors and engines used on our launch vehicles. While we believe that alternative sources for rocket motors and engines would be available, the inability of our current suppliers to provide us with motors and engines could result in significant program delays, expenses and loss of revenues.

U.S. Government Contracts

During 2008, 2007 and 2006, approximately 73%, 68% and 66%, respectively, of our total annual revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with other U.S. Government prime contractors. Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.

Our major contracts with the U.S. Government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts. Approximately 93% and 7% of our revenues from U.S. Government contracts in 2008 were derived from cost-reimbursable contracts and fixed-price contracts, respectively. Under cost-reimbursable contracts, we recover our actual allowable costs incurred, allocable indirect costs and a fee consisting of (i) a base amount that is fixed at the inception of the contract and/or (ii) an award amount that is based on the customer’s evaluation of our performance in terms of the criteria stated in the contract. Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss if costs increase, although some of this risk may be passed on to subcontractors. Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs. Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.

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

Regulation

Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. Government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation (“DoT”) and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Launches of our Taurus II rocket, which will use modified Russian engines, will require a Russian government license. Our classified programs require that we and certain of our employees maintain appropriate security clearances. We also require export licenses from the U.S. Department of State (“DoS”), the U.S. Department of Commerce (“DoC”) and, occasionally, the governments of other countries with respect to transactions we have with foreign customers or foreign subcontractors.

Contract Backlog

Our firm backlog was approximately $2.11 billion at December 31, 2008 and approximately $2.00 billion at December 31, 2007. While there can be no assurance, we expect to convert approximately $875 million of the 2008 year-end firm backlog into revenues during 2009.

Our firm backlog as of December 31, 2008 included approximately $1.76 billion of contracts with the U.S. Government and its agencies or from subcontracts with prime contractors of the U.S. Government. Most of our government contracts are funded incrementally on a year-to-year basis. Firm backlog from government contracts at December 31, 2008 included total funded orders of about $690 million and orders not yet funded of about $1.07 billion. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause, which could result in a reduction in backlog.

Total backlog was approximately $5.86 billion at December 31, 2008. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections. Approximately $1.9 billion of total, but not firm, backlog at December 31, 2008 is attributable to the CRS contract award from NASA, which is currently the subject of a bid protest pending before the GAO. A decision on the protest from the GAO is expected by late April 2009.

Employees

As of February 27, 2009, Orbital had approximately 3,400 permanent employees. None of our employees is subject to collective bargaining agreements. We believe our employee relations are good.

* * *

Financial information about our products and services, business segments, domestic and foreign operations and export sales is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements, and is incorporated herein by reference.

Special Note Regarding Forward-Looking Statements

All statements other than those of historical facts included in this Form 10-K, including but not limited to those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including the risks set forth below, and are based on our current expectations and projections about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-K to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.

Item 1A.	Risk Factors

Investors should carefully consider, among other factors, the risks listed below.

Uncertainties attributable to the current global economic crisis could have a material adverse effect on our financial condition and results of operations.

The U.S. and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including the current disruption in global financial markets. Possible effects of these economic events on our business include decisions by customers to delay or cancel major product procurements and the inability of suppliers encountering financial difficulties to perform as expected. We are unable to predict the impact, severity and duration of these economic events, which could have a material adverse effect on our financial condition and results of operations.

Uncertainties attributable to a new Presidential Administration with different spending priorities could have a material adverse effect on our financial condition and results of operations.

Future government spending is subject to a number of uncertainties, particularly in light of the recent changes in the Presidential Administration and composition of the U.S. Congress. Our future procurement opportunities and existing programs may be adversely affected if such changes result in shifting priorities in the DoD, NASA and other agency budgets. A decline in funding for human space initiatives and key missile defense and other space programs could have a material adverse effect on our financial condition and results of operations.

We derive a significant portion of our revenues from U.S. Government contracts, which are dependent on continued political support and funding and are subject to termination by the U.S. Government at any time.

The majority of our total annual revenues and our firm backlog at December 31, 2008 was derived from U.S. Government contracts. Most of our U.S. Government contracts are funded incrementally on a year-to-year basis and are subject to uncertain future funding levels. Furthermore, our direct and indirect contracts with the U.S. Government may be terminated or suspended by the U.S. Government or its prime contractors at any time, with or without cause. There can be no assurance that U.S. Government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges that could have a materially adverse effect on our financial condition and results of operations.

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

In addition, our international business subjects us to numerous U.S. and foreign laws and regulations, including the Foreign Corrupt Practices Act and regulations relating to import-export control. Our failure to comply with these laws and regulations could result in administrative, civil or criminal penalties and administrative sanctions such as suspension or debarment from contracting with the U.S. Government or suspension of our export privileges.

Our business could be adversely affected by adverse audit findings by the U.S. Government.

U.S. Government agencies, including the Defense Contract Audit Agency (“DCAA”) and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. Charging practices relating to labor, research and development, and other costs that may be charged directly or indirectly to government contracts are often scrutinized to determine that such costs are allowable under government contracts and furthermore that such costs are reasonable. Any costs determined to be unallowable or unreasonable may not be reimbursed, and such costs already reimbursed may be subject to repayment. If the amount of such costs were significant, our results of operations and financial condition could be materially adversely affected. For example, we expect to recover a significant portion of our research and development expenses, including those related to the Taurus II development program, through billings under certain of our government contracts in accordance with applicable regulations. We are currently engaged in discussions with U.S. Government agencies regarding the allowability and recoverability of the Taurus II expenses. Our inability to recover a significant portion of such expenses could materially adversely affect our financial condition and results of operations.

The above-mentioned agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, accounting and information systems. Adverse findings relating to a contractor’s systems could impact such contractor’s ability to win new government contract awards or option exercises.

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

All of our direct and indirect contracts with the U.S. Government or its prime contractors may be terminated or suspended at any time, with or without cause, for the convenience of the government. U.S. Government contract awards also may be subject to bid protests, which may result in a contract award being rescinded or subject to reprocurement. Our commercial satellite contracts also give the customer the right to unilaterally terminate the contracts. For these reasons, we cannot assure you that our backlog will ultimately result in revenues.

We use estimates in accounting for many contracts. Changes in our estimates could materially adversely affect our future financial results.

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

Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances or estimates were to change or ultimately be different from our expectations. Changes or inaccuracies in underlying assumptions, circumstances or estimates may have a material adverse effect upon future period financial results.

We may not receive full payment for our satellites or launch services and we could incur penalties in the event of failure, malfunction or if our satellites are not delivered or our rockets are not launched on schedule.

Some of our satellite contracts provide for performance-based payments to be made to us after the satellite is in-orbit over periods that may be as long as 15 years. Additionally, some satellite contracts require us to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. Certain launch contracts have payments contingent upon a successful launch. While our practice is generally to procure insurance policies that we believe would indemnify us for satellite and launch success incentive fees that are not earned and for performance refund obligations, insurance may not continue to be available on economical terms, if at all. Further, we may elect not to procure insurance. In addition, some of our satellite and launch contracts require us to pay penalties in the event that satellites are not delivered, or the launch does not occur, on a timely basis, or to refund all cash receipts if a contract is terminated for default prior to launch. Our failure to receive incentive payments, or a requirement that we refund amounts previously received or that we pay delay penalties, could adversely affect our results of operations, profitability and liquidity.

Contract cost overruns could materially adversely impact our financial results and our liquidity.

We provide our products and services primarily through cost-reimbursable and fixed-price contracts. Cost overruns may result in losses and, if significant, could materially adversely impact our financial results and our liquidity:

•	Under cost-reimbursable contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable (based, entirely or in part, on the customer’s evaluation of our performance under the contract). There is no guarantee as to the amount of fee, if any, we will be awarded under a cost-reimbursable contract with a variable fee. In addition, the price on a cost-reimbursable contract is based on allowable costs incurred, but generally is subject to contract funding limitations. If we incur costs in excess of the amount funded, we may not be able to recover such costs.

•	Under fixed-price contracts, our customers pay us for work performed and products shipped without adjustment for any cost overruns. Therefore, we generally bear all of the risk of losses as a result of

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

Our growth strategy depends on major new product development initiatives involving significant technical challenges.

We are incurring substantial expenses relating to the design and development of the Taurus II launch vehicle. We also are developing the Cygnus advanced maneuvering spacecraft, and considering other product enhancements. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends and can take a significant amount of time and expense to complete. New product development programs often experience schedule delays and cost overruns. Our inability to successfully complete our new product development initiatives on schedule and within budget, or to obtain market acceptance, could have a material adverse effect on our financial condition and results of operations.

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

Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions and are subject to significant technological change and innovation. From time to time, we experience product failures, cost overruns in developing and manufacturing our products, delays in delivery and other operational problems. We may experience some product and service failures, schedule delays and other problems in connection with our launch vehicles, satellites, advanced space systems and other products in the future. Some of our satellite and launch services contracts impose monetary penalties on us for delays and for performance failures, which penalties could be significant. In addition to any costs resulting from product warranties or required remedial action, product failures or significant delays may result in increased costs or loss of revenues due to postponement or cancellation of subsequently scheduled operations or product deliveries and may have a material adverse effect on our financial condition and results of operations. Negative publicity from product failures may also impair our ability to win new contracts.

If our key suppliers fail to perform as expected, we may experience delays and cost increases, and our operating results may be materially adversely impacted.

We purchase a significant percentage of our product components, structural assemblies and certain key satellite components and instruments from third parties, including foreign suppliers. Certain structures to be used on the Taurus II launch vehicle that we are developing are being designed and will be manufactured by Ukrainian companies.

We also obtain from the U.S. Government parts and equipment used in the production of our products or the provision of our services. In addition, we rely on sole source suppliers for the rocket motors and engines we use on our launch vehicles. If our suppliers fail to perform as expected or encounter financial difficulties, particularly in light of the current global economic crisis, we may have difficulty replacing them in a timely or cost effective manner. As a result, we may experience delays that could result in additional costs, a customer terminating our contract for default, or damage to our customer relationships, causing our revenues, profitability and cash flow to be materially adversely impacted. In addition, negative publicity from any failure of one of our products as a result of a failure by a key supplier could damage our reputation and prevent us from winning new contracts.

Our international business is subject to risks that may have a material adverse effect on our operating results.

We sell certain of our communications satellites and other products to non-U.S. customers. We also procure certain key product components for satellites and launch vehicles from non-U.S. vendors. International contracts are subject to numerous risks that may have a material adverse effect on our operating results, including:

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

Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. Government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the DoT, and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration. Launches of our Taurus II rocket, which will use modified Russian rocket engines, will require a Russian government license. Our classified programs require that certain of our facilities and certain of our employees maintain appropriate security clearances.

Exports of our products, services and technical information generally require licenses from the DoS or from the DoC. In addition, exports of products from our international suppliers may require export licenses from the governments of other countries. We have a number of international customers and suppliers.

Our inability to secure or maintain any necessary licenses or approvals or significant delays in obtaining such licenses or approvals could negatively impact our ability to compete successfully in international markets, and could result in an event of default under certain of our international contracts. There can be no assurance that we will be successful in our future efforts to secure and maintain necessary licenses, clearances or other U.S. or foreign government regulatory approvals. Our failure to do so could have a material adverse effect on our financial condition and results of operations.

We face significant competition in each of our lines of business and many of our competitors possess substantially more resources than we do.

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

The loss of executive officers and our inability to retain other key personnel could materially adversely affect our operations.

The departure of any of our executive officers and our inability to retain other key employees, including personnel with security clearances required for classified work and highly skilled engineers and scientists, could have a material adverse effect on our operations.

The anticipated benefits of future acquisitions may not be realized.

From time to time we may evaluate potential acquisitions that we believe would enhance our business. Were we to complete any acquisition transaction, the anticipated benefits may not be fully realized if we are unable to successfully integrate the acquired operations, technologies and personnel into our organization.

We are subject to environmental regulation.

We are subject to various federal, state and local environmental laws and regulations relating to the operation of our business, including those governing pollution, the handling, storage and disposal of hazardous substances and the ownership and operation of real property. Such laws may result in significant liabilities and costs. There can be no assurance that our failure to comply with such laws and regulations will not have a material adverse effect on our business in the future.

Our restated certificate of incorporation, our amended and restated bylaws, and Delaware law contain anti-takeover provisions that may adversely affect the rights of our stockholders.

Our charter documents contain provisions which could have an anti-takeover effect, including:

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

We lease approximately 1,200,000 square feet of office, engineering and manufacturing space in various locations in the United States, as summarized in the table below:

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

In 2008, we entered into a 12-year lease for a new 42,000 square foot office building adjacent to our corporate headquarters in Dulles, Virginia. For our main Chandler facility, we extended the term on our existing lease through 2019 and are expanding and upgrading this facility to accommodate our operational needs. We also entered into a 10-year lease for a new 83,000 square foot building in Chandler, Arizona, the construction of which is expected to be completed in the third quarter of 2009. In addition, we opened a small engineering office in Huntington Beach, California. We believe our existing facilities are adequate for our immediate requirements.

Item 3.	Legal Proceedings

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

There was no matter submitted to a vote of our security holders during the fourth quarter of 2008.

Item 4A.	Executive Officers of the Registrant

The following table sets forth the name, age and position of each of the executive officers of Orbital as of February 27, 2009. All executive officers are appointed annually and serve at the discretion of the Board of Directors.

Name	Age	Position

David W. Thompson	54	Chairman of the Board and Chief Executive Officer
James R. Thompson	72	Vice Chairman, President and Chief Operating Officer, Director
Garrett E. Pierce	64	Vice Chairman and Chief Financial Officer, Director
Ronald J. Grabe	63	Executive Vice President and General
		Manager, Launch Systems Group
Michael E. Larkin	53	Executive Vice President and General
		Manager, Space Systems Group
Antonio L. Elias	59	Executive Vice President and General Manager, Advanced Programs Group
Susan Herlick	44	Senior Vice President, General Counsel and Corporate Secretary

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

Ronald J. Grabe has been Executive Vice President and General Manager, Launch Systems Group since 1999. From 1996 to 1999, he was Senior Vice President and Assistant General Manager of the Launch Systems Group and Senior Vice President of the Launch Systems Group since 1995. From 1994 to 1995, Mr. Grabe served as Vice President for Business Development in the Launch Systems Group. From 1980 to 1993, Mr. Grabe was a NASA astronaut during which time he flew four Space Shuttle missions and was lead astronaut for development of the International Space Station.

Michael E. Larkin has been Executive Vice President and General Manager, Space Systems Group since February 2008 and was Senior Vice President and Deputy General Manager of the Space Systems Group since 2006. From 2004 to 2006, he served as Senior Vice President of Finance of the Space Systems Group. From 1996 to 2004, he was Vice President of the Space Systems Group, and was Director of Finance of the Space Systems Group from 1994 to 1996. Prior to that, he held a variety of program and financial management positions at Fairchild Space and Defense Corporation, a space and military electronics company, until its acquisition by Orbital in 1994.

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

On February 11, 2009, there were 2,356 Orbital common stockholders of record.

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol ORB. The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

2008	High	Low

4th Quarter	$24.66	$14.34
3rd Quarter	27.89	21.53
2nd Quarter	27.88	23.03
1st Quarter	26.50	21.53

2007	High	Low

4th Quarter	$26.32	$22.26
3rd Quarter	24.98	19.19
2nd Quarter	22.55	18.46
1st Quarter	20.27	16.68

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

The transfer agent for our common stock is:

Computershare Trust Company, N.A.
P.O. Box 43010
Providence, RI 02940
Telephone: (800) 730-4001
www.computershare.com

The following table sets forth information regarding our repurchase of common stock during, and as of, the quarter ended December 31, 2008.

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares That May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs(1)	or Programs(1)

October 1, 2008 to October 31, 2008	217,483	$20.29	217,483	$35,844,846
November 1, 2008 to November 30, 2008	867,800	17.41	867,800	20,733,850
December 1, 2008 to December 31, 2008	535,100	15.73	535,100	12,316,323

TOTAL	1,620,383	$17.24	1,620,383	$12,316,323

(1)	On April 25, 2008, we announced a plan (“2008 Plan”), to repurchase up to $50 million of outstanding common stock through April 24, 2009, subject to certain conditions. During the quarter ended December 31, 2008, we repurchased 1,620,383 shares under the 2008 Plan. The purchases were made in open market transactions.

The following graph compares the yearly cumulative total return on the company’s common stock against the cumulative total return on the S&P 500 Index and the Dow-Jones Aerospace/Defense Index for the five-year period commencing on December 31, 2003 and ending on December 31, 2008.

Date	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
S&P 500 Index	100.000	108.993	112.264	127.554	132.056	81.233
Dow-Jones Aerospace/Defense Index	100.000	116.434	134.377	166.085	199.810	122.564
Orbital Stock $100 Value	100.000	98.419	106.822	153.411	203.993	162.479

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

The selected consolidated financial data presented below for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004(1)(2)
	(In thousands, except per share data)

Operating Data:
Revenues	$1,168,635	$1,033,940	$765,145	$676,347	$646,800
Costs of revenues	955,754	859,294	615,060	557,051	542,786
Operating expenses	128,599	93,422	85,765	68,569	51,836

Income from operations	84,282	81,224	64,320	50,727	52,178
Investment impairment charge	(17,800)	—	—	—	—
Interest income and other	6,982	12,976	13,405	4,609	2,108
Interest expense	(4,333)	(4,685)	(12,245)	(11,715)	(11,350)
Debt extinguishment expense	—	—	(10,388)	—	(2,099)

Income before taxes	69,131	89,515	55,092	43,621	40,837
Income tax (provision) benefit	(23,781)	(35,852)	(22,528)	(16,730)	145,013

Income from continuing operations	45,350	53,663	32,564	26,891	185,850
Income from discontinued operations, net of taxes(3)	15,918	3,075	2,511	1,453	2,452

Net income	$61,268	$56,738	$35,075	$28,344	$188,302

Basic income per share:
Income from continuing operations	$0.77	$0.91	$0.56	$0.49	$3.74
Income from discontinued operations	0.27	0.05	0.04	0.03	0.05
Net income	1.05	0.96	0.60	0.52	3.79
Diluted income per share:
Income from continuing operations	$0.75	$0.88	$0.52	$0.43	$2.86
Income from discontinued operations	0.26	0.05	0.04	0.02	0.04
Net income	1.02	0.93	0.56	0.45	2.90
Basic weighted-average shares outstanding	58,569	59,164	58,118	54,804	49,658
Diluted weighted-average shares outstanding	60,134	60,935	62,627	62,386	64,981
Cash Flow Data:
Cash flow from operating activities	$108,823	$100,406	$100,494	$74,696	$66,998
Cash flow from investing activities	17,253	(46,995)	(20,077)	(13,615)	(3,399)
Cash flow from financing activities	(33,591)	(17,340)	(39,515)	(27,736)	1,005
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$328,307	$235,822	$205,735	$165,143	$133,819
Net working capital	349,454	281,043	245,037	206,653	188,338
Total assets(2)	865,186	775,468	731,126	657,276	650,918
Long-term obligations, net	143,750	143,750	143,750	126,459	128,375
Stockholders’ equity(2)	456,019	420,249	382,700	385,511	383,293

(1)	Operating income in 2004 included a $2.5 million gain recorded as a credit to settlement expense. The income tax benefit in 2004 included a $145.7 million benefit resulting from the December 31, 2004 reversal of substantially all of our deferred income tax valuation allowance (see Note 2 to the accompanying consolidated financial statements).

(2)	Certain amounts have been restated (see Note 2 to the accompanying consolidated financial statements).

(3)	We sold our transportation management systems business unit and recorded a $14.8 million after-tax gain in the second quarter of 2008 (see Note 3 to the accompanying consolidated financial statements). The gain on sale and the operating results of this business unit are reported as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

With the exception of historical information, the matters discussed within this Item 7 and elsewhere in this Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, many of which are beyond our control. Readers should be cautioned that a number of important factors, including those identified above in “Item 1 — Special Note Regarding Forward-Looking Statements” and “Item 1A — Risk Factors,” may affect actual results and may cause our actual results to differ materially from those anticipated or expected in any forward-looking statement. Our historical results of operations may not be indicative of our future operating results.

We develop and manufacture small- and medium-class rockets and space systems for commercial, military and civil government customers. Our primary products and services include the following:

•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small- and medium-class space launch vehicles that place satellites into Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used to enable global and regional communications and broadcasting, to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to enable national security applications, to collect imagery and other remotely-sensed data about the Earth and to demonstrate new space technologies.

•	Advanced Space Programs. Human-rated space systems for Earth-orbit and lunar exploration, advanced launch systems for medium-class satellites, and small satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

We sold our transportation management systems (“TMS”) business unit in June 2008. The operating results of TMS and the gain on the sale have been reclassified and reported as discontinued operations for all periods presented.

Critical Accounting Policies and Significant Estimates

The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions, including those related to long-term contracts and incentives, inventories, long-lived assets, income taxes, contingencies and litigation, and the carrying values of assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material.

The following is a summary of the most critical accounting policies used in the preparation of our consolidated financial statements.

•	Our revenue is derived primarily from long-term contracts. Revenues on long-term contracts are recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding our future operations as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, our recorded revenues and operating profits from period to period can fluctuate significantly. In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expense, is recorded in the period in which the loss is first estimated.

Many of our contracts include provisions for increased or decreased revenue and profit based on performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria. If performance under such contracts were to differ from previous assumptions, current period revenues and profits would be adjusted and could fluctuate significantly.

As of December 31, 2008 and December 31, 2007, unbilled receivables included $18.7 million and $15.5 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require us to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. Through December 31, 2008, we have recognized approximately $42 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met. We generally procure annual insurance policies that we believe would indemnify us for satellite incentive fees that are not earned and for performance refund obligations.

Through December 31, 2008, we have recognized approximately $24 million of estimated award fees on a contract that is subject to a final assessment at the conclusion of the contract, projected to occur in 2013. If the final award fee assessment is different than the interim assessments, we will be required to record a revenue and profit adjustment in future periods.

•	Inventory is stated at the lower of cost or estimated market value. Cost is determined on an average cost or specific identification basis. Estimated market value is determined based on assumptions about future demand and market conditions. If actual market conditions were less favorable than those previously projected by management, inventory write-downs could be required.

•	We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

•	We account for stock-based compensation to employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The fair value of our restricted stock unit grants is determined based on the closing price of our common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from current estimates.

We use the short-cut method to determine the pool of windfall tax benefits. We use the tax law ordering method as our policy for intra-period tax allocation related to the tax attributes of stock-based compensation.

Consolidated Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Restatement Related to Deferred Income Taxes

As discussed in our June 30, 2008 and September 30, 2008 Quarterly Reports on Form 10-Q, we determined to restate certain prior period financial statements as the result of an audit of our 2005 federal income tax return by the Internal Revenue Service (“IRS”), as further described below.

In 2008, the IRS completed an audit of our 2005 Federal income tax return and proposed reductions in our Federal net operating loss carryforwards (“NOLs”). As a result of the audit, we determined that our NOLs should be reduced by $33.2 million, or $12.9 million on a tax-effected basis, as of December 31, 2004 and subsequent balance sheet dates. At December 31, 2004 and 2007, we had Federal NOLs of $438 million and $293 million, respectively, before giving effect to the adjustment. We determined that the majority of the adjustment resulted from a computational mistake that occurred in preparing our 2000 and 2001 Federal income tax returns.

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

We had previously recorded an income tax benefit of $157.9 million for the year ended December 31, 2004, that was comprised almost entirely of the reversal of our deferred tax valuation allowance. As a result of the adjustment described above, we restated our income statement for the year ended December 31, 2004 to give effect to a $12.9 million reduction in the income tax benefit, and to record the corresponding reduction in non-current deferred tax assets. The adjustment did not have any impact on our income statements for any period other than 2004. The cumulative effect of the adjustment on our balance sheet as of December 31, 2007 was a $12.9 million reduction in non-current deferred tax assets and a $12.9 million increase in accumulated deficit. The adjustment did not have any impact on our cash flow statements for any period.

Based on the materiality guidelines contained in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, we believe that the income tax adjustment is not material to any of our current financial statements for periods subsequent to and including the year ended December 31, 2004. However, we believe that the adjustment would be material to our results for the year ending December 31, 2008. Accordingly, we determined that we would restate our 2004 through 2007 annual financial statements to record this adjustment. We further determined not to amend our previously filed affected Annual Reports on Form 10-K because the adjustment is not material to the individual prior years’ financial statements contained in the most recently filed Annual Report on Form 10-K. We determined instead to report restated prior year financial statements within this 2008 Annual Report on Form 10-K.

2008 Compared With 2007

Revenues — Our consolidated revenues were $1,168.6 million, up 13% compared to 2007 due to revenue growth in the advanced space programs and launch vehicles business segments, partially offset by lower revenues in the satellites and space systems segment. Advanced space programs segment revenues grew $122.9 million, or 70%, primarily due to increased activity on national security satellite programs and the Orion human spacecraft program. Launch vehicles segment revenues grew $58.9 million, or 15%, primarily due to increased activity on missile defense and space launch vehicle contracts. Satellites and space systems segment revenues declined $44.4 million, or 10%, primarily due to decreased activity on communications satellite and science and technology satellite contracts due to the substantial completion of certain satellites since 2007.

Cost of Revenues — Our cost of revenues was $955.8 million in 2008, an 11% increase compared to $859.3 million in 2007. Cost of revenues includes the costs of personnel, materials, subcontractors and overhead. The increase in cost of revenues was principally due to an increased level of contract activity that was consistent with the revenue growth discussed above in the advanced space programs and launch vehicles segments, offset by a decrease in revenues in the satellites and space systems segment. Cost of revenues in the advanced space programs segment increased $104.2 million, or 70%, in 2008 compared to 2007. Cost of revenues in the launch vehicles segment increased $39.1 million, or 12%, in 2008. Cost of revenues in the satellites and space systems segment decreased $44.1 million, or 11%, in 2008.

Research and Development Expenses — Research and development expenses are comprised of product research and development activities. Our research and development expenses totaled $51.4 million, or 4% of revenues, in 2008, a $35.8 million increase compared to $15.6 million, or 2% of revenues, in 2007.

Our launch vehicles and our advanced space programs business units are jointly engaged in a major new product development program of a medium capacity rocket called Taurus II that could substantially increase the payload capacity of our space launch vehicle platforms. We are marketing the launch vehicle to U.S. Government and commercial customers. We expect that the Taurus II launch vehicle will be ready for its inaugural launch by late 2010. Approximately $37.7 million and $5.5 million of the research and development expenses in 2008 and 2007, respectively, were attributable to the Taurus II program. We believe that we will continue to incur significant research and development expenses over the next two to three years on the Taurus II development effort.

In the first quarter of 2008, we entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”) that has the capability to deliver cargo and supplies to the International Space Station. Under the agreement, NASA has agreed to pay us $170 million in cash milestone payments, partially funding our project costs which are currently estimated to be approximately $210 million. We expect to complete this project in late 2010.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement. As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses. Through December 31, 2008, $26.0 million of costs were incurred on the COTS program, $22.6 million of which were proportionally offset by NASA funding resulting in net research and development expenses of $3.4 million recorded by us.

The majority of our revenues are attributable to contracts with the U.S. Government and we believe that a majority of our research and development expenses are recoverable and billable under such contracts. Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices. We are currently engaged in discussions with U.S. Government agencies regarding the allowability of research and development costs incurred in connection with our Taurus II development program. We believe that such costs are allowable, although the U.S. Government has not yet made a determination. If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

In 2008, for competitive reasons, we established a self-imposed ceiling on the amount of research and development costs that we would recover under our U.S. Government contracts. Although we believe that such costs would otherwise be allowable and recoverable, in 2008, we incurred $8.5 million of research and development costs in excess of our self-imposed ceiling.

Selling, General and Administrative Expenses — Selling, general and administrative expenses were $77.2 million, or 7% of revenues, and $77.9 million, or 8% of revenues, in 2008 and 2007, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs. Selling, general and administrative expenses decreased slightly in 2008 as compared to 2007 due to a $4.4 million decrease in general and administrative expenses partially offset by a $3.7 million increase in bid and proposal expenses. The decrease in general and administrative expenses was primarily attributable to a reduction in professional fees related to a U.S. Government investigation that was concluded in 2008 and a reduction in expenses associated with a deferred compensation plan. The increase in bid, proposal and marketing expenses was primarily associated with contract proposal activity in pursuit of new contracts within the advanced space programs segment and the satellites and space systems segment.

In 2008, our stock-based compensation expense was $9.3 million, compared to $7.7 million in 2007, primarily related to restricted stock units granted each year since 2005. The majority of these costs are reported in selling, general and administrative expenses and the remainder are reported in cost of goods sold.

Investment Impairment Charge — We recorded impairment charges of $17.8 million in 2008 to record the reduction in value of our investments in auction-rate securities based on our assessment that it is likely that the fair value of these securities will not fully recover in the foreseeable future. These investments are discussed further in the section “Investments in Auction-Rate Securities” below.

Interest Income and Other — Interest income and other was $7.0 million in 2008 compared to $13.0 million in 2007, consisting primarily of interest income of $6.5 million and $12.8 million in 2008 and 2007, respectively, on short-term invested cash balances. The decrease in interest income in 2008 was attributable to a reduction in interest rates on our short-term cash investments.

Interest Expense - Interest expense was $4.3 million and $4.7 million in 2008 and 2007, respectively. These amounts are principally attributable to our $143.8 million of long-term debt.

Income Tax Provision — Our provision for income taxes relating to income from continuing operations was $23.8 million and $35.9 million in 2008 and 2007, respectively. The effective tax rate for 2008 was 34.4% as compared to 40.1% in 2007. The decrease in the effective tax rate in 2008 was principally due to the reversal of a $3.1 million reserve related to the effective settlement of the IRS audit discussed above. Our cash income tax payments, which primarily relate to alternative minimum taxes, were approximately 4% and 3% of pretax income in 2008 and 2007, respectively, primarily due to the utilization of net operating loss carryforwards that substantially offset taxable income.

Discontinued Operations — We sold our TMS business unit in June 2008 and recognized a $24.1 million pre-tax gain, or $14.8 million after-tax. The after-tax income from operations related to TMS was $1.1 million and $3.1 million in 2008 and 2007, respectively.

Net Income — Net income was $61.3 million and $56.7 million, or $1.02 and $0.93 diluted earnings per share, in 2008 and 2007, respectively. Net income in 2008 and 2007 was comprised of $45.4 million and $53.7 million of income from continuing operations, respectively ($0.75 and $0.88 per diluted share), and $15.9 million and $3.1 million of income from discontinued operations, net of tax, respectively ($0.26 and $0.05 per diluted share).

2007 Compared With 2006

Revenues — Our consolidated revenues were $1,033.9 million in 2007, up 35% compared to 2006 due to increased revenues in all business segments. Revenues in the advanced space programs segment increased $124.1 million, or 243%, due to contract activity on the Orion program which began in late 2006. Launch vehicles segment revenues increased $84.8 million, or 27%, principally due to higher target and interceptor vehicle revenues as a result of increased contract activity on target vehicle and missile defense programs. Satellites and space systems segment revenues increased $58.9 million, or 14%, resulting from growth in the communications satellites product line mainly due to activity on new contracts.

Cost of Revenues — Our cost of revenues was $859.3 million in 2007, a 40% increase compared to $615.1 million in 2006. The increase in cost of revenues was principally due to an increased level of contract activity that was consistent with the revenue growth discussed above, primarily in the advanced space programs and launch vehicles segments. Cost of revenues in the advanced space programs segment increased $110.5 million, or 285%, in 2007 compared to 2006, primarily due to the Orion program. Cost of revenues in the launch vehicles segment increased $77.4 million, or 32%, in 2007 principally due to increased contract activity on target vehicle and missile defense programs. Cost of revenues in the space systems segment increased $55.0 million, or 16%, in 2007 principally due to contract activity on new communications satellite contracts.

Research and Development Expenses — Research and development expenses are comprised of our self-funded product research and development activities and exclude direct customer-funded development activities. Research and development expenses were $15.6 million, or 2% of revenues, and $8.6 million, or 1% of revenues, in 2007 and 2006, respectively. These expenses related primarily to the development of enhanced launch vehicles and satellites. Approximately $5.5 million of the research and development expenses in 2007 were attributable to the Taurus II development program that began in 2007.

Selling, General and Administrative Expenses — Selling, general and administrative expenses were $77.9 million, or 8% of revenues, and $77.1 million, or 10% of revenues, in 2007 and 2006, respectively. Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs. Selling, general and administrative expenses increased marginally in 2007 compared to 2006, whereas revenues increased significantly during these periods. In 2007, selling, general and administrative expenses included higher business segment general and administrative expenses and higher personnel costs compared to 2006, partially offset by a reduction in professional fees. Bid, proposal and marketing expenses remained relatively constant in 2007 and 2006, largely due to certain major contract proposal activities in both years.

In 2007, our stock-based compensation expense was $7.7 million, compared to $8.0 million in 2006, primarily related to restricted stock units granted each year since 2005. The majority of these costs are reported in selling, general and administrative expenses and the remainder are reported in cost of goods sold.

Interest Income and Other — Interest income and other was $13.0 million in 2007, compared to $13.4 million in 2006, consisting primarily of interest income of $12.8 million and $11.7 million in 2007 and 2006, respectively, on short-term invested cash balances. Other income in 2006 included a $1.6 million gain from the liquidation of an investment.

Interest Expense — Interest expense was $4.7 million and $12.2 million in 2007 and 2006, respectively. The decline in interest expense was due to a lower interest rate on our long-term debt as a result of our December 2006 refinancing transaction related to our convertible notes, which is discussed below in “Liquidity and Capital Resources.”

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

Income Tax Provision — Our provision for income taxes relating to income from continuing operations was $35.9 million and $22.5 million in 2007 and 2006, respectively. The effective income tax rate was 40.1% and 40.9% in 2007 and 2006, respectively. The decrease in the effective tax rate was primarily due to lower effective state tax rates in 2007. Our cash income tax payments, which primarily relate to alternative minimum taxes, were approximately 3% of pretax income in both 2007 and 2006, primarily due to the utilization of net operating loss carryforwards that substantially offset taxable income.

Discontinued Operations — The after-tax income from operations for the TMS business was $3.1 and $2.5 million in 2007 and 2006, respectively.

Net Income — Net income was $56.7 million and $35.1 million, or $0.93 and $0.56 diluted earnings per share in 2007 and 2006, respectively. Net income in 2007 and 2006 was comprised of $53.7 million and $32.6 million of income from continuing operations, respectively ($0.88 and $0.52 diluted net income from continuing operations per share, respectively), as well as $3.1 million and $2.5 million of income from discontinued operations ($0.05 and $0.04 diluted income from discontinued operations), net of tax, in 2007 and 2006, respectively.

Segment Results

Our products and services are grouped into three reportable business segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) advanced space programs. The operating results of TMS have been reclassified and reported as discontinued operations for all periods presented; accordingly, TMS is no longer reported as a reportable segment. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following table summarizes revenues and income from operations for our reportable business segments and corporate and other (in thousands):

	Years Ended December 31,
Revenues	2008	2007	2006

Launch Vehicles	$454,278	$395,329	$310,578
Satellites and Space Systems	422,274	466,699	407,827
Advanced Space Programs	298,050	175,121	51,038
Corporate and Other	(5,967)	(3,209)	(4,298)

Total	$1,168,635	$1,033,940	$765,145

Income (Loss) from Operations
Launch Vehicles	$33,603	$39,455	$34,013
Satellites and Space Systems	32,166	30,689	27,671
Advanced Space Programs	19,068	12,415	4,263
Corporate and Other(1)	(555)	(1,335)	(1,627)

Total	$84,282	$81,224	$64,320

(1)	Corporate and other operating income consists primarily of corporate general and administrative expenses allocated to the TMS business unit which we sold in 2008.

2008 Compared With 2007

Launch Vehicles — Launch vehicles segment revenues grew $58.9 million, or 15%, primarily due to increased activity on missile defense and space launch vehicle contracts. Pursuant to a contract with The Boeing Company, we are the sole supplier of operational and test interceptor boosters for the U.S. Missile Defense Agency’s (“MDA”) Ground-based Midcourse Defense (“GMD”) program, for which our interceptor booster, a modified version of our Pegasus rocket, is being used as a major operational element in the U.S. national missile defense system. We are also developing a boost vehicle for MDA’s Kinetic Energy Interceptor (“KEI”) program. Interceptor launch vehicle contracts accounted for approximately 52% of total launch vehicles segment revenues in both 2008 and 2007. Revenues from interceptor launch vehicle contracts increased $34.4 million primarily due to increased activity on the GMD program. Revenues from space launch vehicle programs increased $26.9 million primarily as a result of higher activity levels on the Minotaur and Taurus programs. Revenues in our target launch vehicle programs decreased $1.9 million, primarily as a result of decreased activity on our Coyote supersonic ramjet vehicle contract for the U.S. Navy. This decrease was partially offset by increased design and production activity on our ballistic missile target programs that support missile defense systems testing.

Operating income in the launch vehicles segment decreased $5.9 million, or 15%, due to unrecovered Taurus II research and development expenses, cost increases on certain space launch vehicle contracts and a profit adjustment related to a launch failure discussed below. These factors were partially offset by operating income generated by increased activity on missile defense contracts. In 2008, for competitive reasons, we established a self-imposed ceiling on the amount of research and development costs that we would recover under our U.S. Government contracts. Although we believe that such costs would otherwise be allowable and recoverable, in 2008, we incurred $8.5 million of research and development costs in excess of our self-imposed ceiling. Also in 2008, we recorded a $4.0 million favorable profit adjustment as a result of the recovery of costs incurred in connection with the closure of a U.S. Government investigation. Profit from interceptor launch vehicle programs accounted for 85% and 63% of total segment operating income in 2008 and 2007, respectively.

On February 24, 2009, our Taurus XL rocket, which was carrying the Orbiting Carbon Observatory satellite that we had built for NASA experienced a launch failure and the satellite was destroyed. As a result of the launch failure, we will not receive a $5.3 million mission success incentive that we had expected to earn and we will incur unanticipated costs to investigate the cause of the incident. As a result, in the fourth quarter of 2008 we recorded a $5.6 million adjustment to reduce revenue and operating profit on the Taurus contract. We believe that we will recover the $5.3 million mission success incentive under an existing insurance policy and that such proceeds will be recorded in “other income” in 2009.

The segment’s operating margin (as a percentage of revenues) was 7.4% in 2008, compared to 10.0% in 2007. The decrease in margin was largely due to the impact of the unrecovered research and development expenses and the profit adjustment associated with the Taurus launch failure, partially offset by the $4.0 million favorable profit adjustment recorded in connection with the closure of the U.S Government investigation mentioned above. In addition, the profit margin in 2008 was reduced by the impact of approximately $1.0 million of cost increases related to launch delays of certain space launch vehicle programs.

Satellites and Space Systems — Satellites and space systems segment revenues declined $44.4 million, or 10%, primarily due to decreased activity on communications satellite and science and technology satellite contracts due to the substantial completion of certain satellites since 2007. Revenues from science and technology contracts decreased $38.0 million and communications satellite revenues decreased $5.9 million. Communications satellite program revenues accounted for 75% and 69% of total segment revenues in 2008 and 2007, respectively.

Operating income in the satellites and space systems segment increased $1.5 million, or 5%, despite a decrease in segment revenues, primarily due to profit growth from communications satellite contracts and our receipt of a $1.1 million incentive on a completed technology satellite contract in 2008. Communications satellites operating income accounted for 70% and 64% of total segment operating income in 2008 and 2007, respectively. Operating profit from communications satellites increased approximately $2.7 million in 2008 in spite of lower revenues as a result of improved cost controls and improved program performance in 2008.

This segment’s operating margin (as a percentage of revenues) increased to 7.6% in 2008, compared to 6.6% in 2007. The margin improvement was primarily due to improved contract performance in 2008 on communications satellite contracts in addition to the impact of the receipt of the $1.1 million incentive mentioned above.

Advanced Space Programs — Advanced space programs segment revenues grew $122.9 million, or 70%, primarily due to increased activity in 2008 on national security satellite programs and the Orion human spacecraft program for NASA. The Orion program accounted for 69% and 84% of total segment revenues in 2008 and 2007, respectively. Revenues from national security satellite programs were approximately $91.5 million in 2008, an increase of more than 200% over 2007, due to activity on several new contracts that began in 2008 and in late 2007.

Operating income in the advanced space programs segment increased $6.7 million, or 54%, due to increased activity on the Orion contract and national security satellite contracts. The percentage increase in operating income was somewhat lower than the increase in revenues due to the impact of a favorable profit adjustment in 2007 pertaining to the receipt of a final award fee on a completed satellite contract.

This segment’s operating margin (as a percentage of revenues) was 6.4% in 2008, compared to 7.1% in 2007. This decrease in operating margin was primarily due to the impact of the profit adjustment in 2007 mentioned above.

Corporate and Other — Corporate and other revenues were comprised solely of the elimination of intercompany revenues. Corporate and other operating losses in 2008 and 2007 were comprised solely of corporate general and administrative expenses allocated to the TMS business unit that was sold in 2008.

2007 Compared With 2006

Launch Vehicles — Launch vehicles segment revenues increased $84.8 million, or 27%, due to revenue increases in all three of the segment’s major product lines. Interceptor launch vehicles contracts accounted for 52% and 58% of total launch vehicles segment revenues in 2007 and 2006, respectively. Revenues from interceptor launch vehicles increased $27.4 million primarily due to a ramp-up of the development efforts on a demonstration vehicle test scheduled for late 2008 on the KEI program, complemented by a marginal increase in GMD program activity. Revenues increased $56.5 million from target launch vehicles resulting primarily from increased design and production activity on our ballistic missile target programs that support missile defense systems testing and on our Coyote supersonic ramjet vehicle program for the U.S. Navy. Space launch vehicle revenues increased marginally due to higher levels of activity on Taurus programs, partially offset by a reduction in Pegasus and Minotaur program activity.

Operating income in the launch vehicles segment increased $5.4 million, or 16%, due to operating profit increases in the interceptor and target launch vehicles product lines, partially offset by a decrease in the space launch vehicles product line operating profit. Interceptor launch vehicles operating income increased primarily due to the increase in the KEI program due to increased program activity. Profit from interceptor launch vehicles programs accounted for 63% and 61% of total segment operating income in 2007 and 2006, respectively. Operating income from target launch vehicles increased significantly in line with the revenue growth from our ballistic missile target programs and our Coyote supersonic ramjet vehicle program. Operating income from space launch vehicles decreased primarily due to lower Pegasus program activity and an unfavorable profit adjustment on a Pegasus contract due to cost growth in 2007, partially offset by higher Taurus income consistent with higher program activity during 2007.

This segment’s operating margin (as a percentage of revenues) was 10.0% in 2007, compared to 11.0% in 2006. The margin decline was due to growth in the target launch vehicles product line, which had a lower-than-average margin for the segment, and due to lower margins in the space launch vehicles product line resulting from the unfavorable profit adjustment mentioned above.

Satellites and Space Systems — Satellites and space systems segment revenues increased $58.9 million, or 14%, principally due to significant growth in communications satellite revenues partially offset by a reduction in science and technology satellite revenues. Communications satellite contracts accounted for 69% and 60% of total segment revenues in 2007 and 2006, respectively. Revenues from science and technology satellite contracts declined largely due to the substantial completion of certain programs in 2007.

Operating income in the satellites and space systems segment increased $3.0 million, or 11%, primarily due to the growth in the communications satellites product line contract activity in 2007. This increase was partially offset by lower operating income from science and technology satellites due to the decline in program activity mentioned above in addition to an unfavorable profit adjustment resulting from cost growth on a contract. Communications satellites operating income accounted for 64% and 44% of total segment operating income in 2007 and 2006, respectively. The increase in communications satellites operating income was attributable to the substantial growth in program activity as well as a profit margin improvement in 2007.

This segment’s operating margin (as a percentage of revenues) was 6.6% in 2007, compared to 6.8% in 2006. The margin decline was primarily due to a lower operating margin in our science and technology satellites product line that included the unfavorable profit adjustment discussed previously, offset partially by an improved operating margin in 2007 in our communications satellites product line.

Advanced Space Programs — Advanced space programs segment revenues increased $124.1 million, or 243%, primarily due to increased contract activity on the Orion human spacecraft program for NASA which began in late 2006. The increase in Orion program revenues was partially offset by a reduction in revenue resulting from the completion of an advanced satellite contract early in 2007.

Operating income in the advanced space programs segment increased $8.2 million, or 191%, primarily due to the increase in contract activity on the Orion program.

This segment’s operating margin (as a percentage of revenues) was 7.1% in 2007, compared to 8.4% in 2006. The decrease in operating margin was primarily due to contract cost adjustments and a revised profit assessment in 2007 on the Orion program.

Corporate and Other — Corporate and other revenues were comprised solely of the elimination of intercompany revenues. Corporate and other operating losses in 2007 and the majority of such losses in 2006 were comprised of corporate general and administrative expenses allocated to the TMS business unit.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow from operating activities in 2008 was $108.8 million, as compared to $100.4 million in 2007. The increase in cash flow from operating activities was primarily due to an increase in cash flow related to changes in assets and liabilities partially offset by a reduction in pretax income. Pretax income from continuing operations, after adjusting for a $17.8 million non-cash impairment charge, was $2.6 million lower in 2008 as compared to 2007. Changes in assets and liabilities provided $11.2 million more operating cash than in 2007, attributable mainly to a $45.5 million increase in accounts payable and accrued expenses offset by increases of $21.2 million in accounts receivable and $13.2 million in inventories. The increases in receivables, inventory and payables resulted from growth in contract activity and related revenues and costs in 2008. Our cash income tax payments, which primarily relate to alternative minimum taxes, were $3.0 million and $2.4 million in 2008 and 2007, respectively. Our cash income tax payments were significantly less than our income tax provision primarily due to the utilization of net operating loss carryforwards that substantially offset taxable income.

Cash flow from operating activities in 2007 remained constant compared to 2006, primarily due to an increase in deferred revenues in 2006 that did not recur in 2007. Cash from operations in 2007 included an $8.3 million net reduction in cash due to changes in assets and liabilities, primarily due to an $18.3 million increase in receivables, partially offset by an $8.8 million increase in accounts payable and accrued expenses. The increase in receivables and payables was due to the growth in contract activity and related revenues and costs in 2007.

Cash Flow from Investing Activities

We generated $17.3 million of net cash from investing activities in 2008. During 2008, we received net cash proceeds of $41.6 million from the sale of the TMS business unit. In 2008 our capital expenditures totaled $26.6 million. Capital expenditures increased $8.1 million in 2008 as compared to 2007 due to infrastructure cost required to support the growth in business.

We used $47.0 million of net cash for investing activities in 2007. This was composed of capital expenditures of $18.5 million and net purchases of investments of $34.5 million. These investments are discussed further below in the section “Investments in Auction-Rate Securities.”

We used $20.1 million of net cash for investing activities in 2006, which was primarily attributable to capital expenditures of $22.0 million.

Cash Flow from Financing Activities

Net cash flow used in financing activities was $33.6 million in 2008, $17.3 million in 2007 and $39.5 million in 2006.

We repurchased and retired a total of 2.5 million, 1.6 million and 3.7 million shares of our common stock at a cost of $49.5 million, $33.4 million and $66.2 million in 2008, 2007 and 2006, respectively. The 2006 share repurchase included the repurchase of 2.7 million shares in connection with a debt refinancing transaction discussed below.

During 2008, 2007 and 2006, we received $11.3 million, $11.9 million and $16.4 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.

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

Credit Facility — In August 2007, we entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. Loans under the Credit Facility bear interest at LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or at our election, at a prime rate. The Credit Facility is secured by substantially all of our assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of December 31, 2008, there were no borrowings under the Credit Facility, although $13.1 million of letters of credit were issued under the Credit Facility. Accordingly, as of December 31, 2008, $86.9 million of the Credit Facility was available for borrowings.

Debt Covenants — Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase our stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage. As of December 31, 2008, we were in compliance with all of these covenants.

Investments in Auction-Rate Securities

As of December 31, 2008 and 2007, we held seven auction-rate securities which are classified as available for sale securities and non-current assets on our balance sheet. These securities had an initial cost basis of $34.5 million. Contractual maturities for certain of these auction-rate securities are 16 years or greater and the remaining securities have no fixed maturity. Auction-rate securities are normally structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals. This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par. Since the third quarter of 2007 and through December 31, 2008, the auctions, which occur approximately every 28 days for the auction-rate securities held by us, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. These unsuccessful auctions resulted in a resetting of the interest rate paid on the securities until the next auction date, at which time the process repeated.

We estimated that the fair market value of these auction-rate securities at December 31, 2008 and 2007 was $16.7 million and $28.0 million, respectively. We have estimated the fair value of these securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) the time horizon that the market value of each security could return to its cost and be sold. The discount rates used in the present value calculations are based on yields on U.S. Treasury securities with similar time horizons plus interest rate risk premiums that are intended to compensate for general market risk and the risk specific to each security. The risk premiums are based upon current credit default swap pricing market data for similar or related securities or credit spreads for corporate bonds with similar credit ratings. Under SFAS No. 157, such valuation assumptions are defined as Level 3 inputs.

In 2008, we recorded other-than-temporary impairment charges of $17.8 million, pertaining to all of the auction-rate securities. We determined to record these other-than-temporary impairment charges based on our assessment that it is likely that the fair value of the auction-rate securities will not fully recover in the foreseeable future, given the duration, severity and continuing declining trend of the fair values of these securities, as well as the uncertain financial condition and near-term prospects of the securities’ issuers. In 2007 we had recorded temporary impairment charges totaling $6.5 million. These temporary impairment charges were reversed in 2008 as a result of updating our impairment assessment.

At this time it is uncertain if or when the liquidity issues relating to these investments will improve, and there can be no assurance that the market rate for auction-rate securities will stabilize. The fair value of the auction-rate securities could change significantly in the future and we may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods.

Available Cash and Future Funding

At December 31, 2008, we had $328.3 million of unrestricted cash and cash equivalents. Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next twelve months. However, there can be no assurance that this will be the case. We believe that we will continue to incur significant research and development costs as well as capital expenditures over the next two to three years on the Taurus II development effort. Our ability to borrow additional funds is limited by the terms of our Credit Facility. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

In April 2008, our Board of Directors authorized a plan for the purchase of up to $50 million of outstanding common stock over a 12-month period commencing April 25, 2008. We repurchased 2.5 million shares of our common stock for $49.5 million during 2008 under the current repurchase program and predecessor program. We may purchase up to an additional $12.3 million of our common stock through April 2009 under the current program.

Aggregate Contractual Obligations

The following summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

Long-term debt	$143.8	$—	$—	$—	$143.8
Interest on long-term debt	63.2	3.5	7.0	7.0	45.7
Operating leases(1)	145.2	17.7	37.7	34.5	55.3
Purchase obligations(2)	291.6	278.3	13.3	—	—

Total	$643.8	$299.5	$58.0	$41.5	$244.8

(1)	Our obligations under operating leases consist of minimum rental commitments under non-cancelable operating leases primarily for office space and equipment.

(2)	Purchase obligations consist of open purchase orders that we issued to acquire materials, parts or services in future periods.

Occasionally, certain contracts require us to post letters of credit supporting our performance obligations under the contracts. We had $13.1 million of letters of credit outstanding at December 31, 2008, all of which were issued under the Credit Facility.

Off-Balance Sheet Arrangements

The conversion feature of our convertible notes is considered to be an off-balance sheet arrangement. We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies that certain convertible debt instruments should be recorded by separately accounting for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the equity component. The FSP is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively. We have determined that the FSP will apply to our $143.8 million of convertible notes (see Note 7). We are in the process of further evaluating the financial impact that the adoption of the FSP will have on our financial statements; however, on a preliminary basis we believe that 2008 and 2009 diluted earnings per share would be reduced by approximately $0.05 per share as a result of non-cash interest expense recorded in connection with the adoption of the FSP.

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

Uncertainties in the Credit Markets

As discussed in Note 8 to the accompanying financial statements, we currently hold investments in auction-rate securities with a cost basis of $34.5 million that have experienced a decline in fair value to $16.7 million as of December 31, 2008. As a result of liquidity issues in the global credit and capital markets, we may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars. At December 31, 2008, we had $2.8 million of receivables denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At December 31, 2008, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents. As of December 31, 2008, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our convertible debt at December 31, 2008 was $133.2 million. The fair value was determined based upon market prices quoted by a broker-dealer.

Our exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant. A hypothetical 100 basis point change in interest rates would result in an annual change of approximately $3 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $6.8 million at December 31, 2008. This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Orbital Sciences Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

McLean, Virginia
March 2, 2009

ORBITAL SCIENCES CORPORATION

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Revenues	$1,168,635	$1,033,940	$765,145
Cost of revenues	955,754	859,294	615,060
Research and development expenses	51,406	15,565	8,640
Selling, general and administrative expenses	77,193	77,857	77,125

Income from operations	84,282	81,224	64,320
Investment impairment charge	(17,800)	—	—
Interest income and other	6,982	12,976	13,405
Interest expense	(4,333)	(4,685)	(12,245)
Debt extinguishment expense	—	—	(10,388)

Income from continuing operations before income taxes	69,131	89,515	55,092
Income tax provision	(23,781)	(35,852)	(22,528)

Income from continuing operations	45,350	53,663	32,564
Discontinued operations, net of taxes:
Income from operations	1,118	3,075	2,511
Gain on sale of business	14,800	—	—

Income from discontinued operations, net of taxes	15,918	3,075	2,511

Net income	$61,268	$56,738	$35,075

Basic income per share:
Income from continuing operations	$0.77	$0.91	$0.56
Income from discontinued operations	0.27	0.05	0.04
Net income	1.05	0.96	0.60
Diluted income per share:
Income from continuing operations	$0.75	$0.88	$0.52
Income from discontinued operations	0.26	0.05	0.04
Net income	1.02	0.93	0.56

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007
		(See Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$328,307	$235,822
Receivables, net	203,111	183,507
Inventories, net	33,434	26,549
Deferred income taxes, net	35,368	40,801
Other current assets	8,951	5,508

Total current assets	609,171	492,187

Investments	16,700	28,000
Property, plant and equipment, net	104,880	95,713
Goodwill	55,551	55,551
Deferred income taxes, net	73,851	94,561
Other non-current assets	5,033	9,456

Total assets	$865,186	$775,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,451	$18,648
Accrued expenses	144,207	113,157
Deferred revenues and customer advances	80,059	79,339

Total current liabilities	259,717	211,144

Long-term obligations	143,750	143,750
Other non-current liabilities	5,700	325

Total liabilities	409,167	355,219

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 57,499,260 and 58,753,536 shares outstanding, respectively	575	587
Additional paid-in capital	525,027	554,451
Accumulated other comprehensive loss	(2,813)	(6,751)
Accumulated deficit	(66,770)	(128,038)

Total stockholders’ equity	456,019	420,249

Total liabilities and stockholders’ equity	$865,186	$775,468

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-In	Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total

Balance, December 31, 2005	55,032	$550	$604,812	$—	$(207,001)	$398,361
Prior period adjustment (see Note 2)					(12,850)	(12,850)

Balance, December 31, 2005, as restated	55,032	550	604,812	—	(219,851)	385,511
Shares issued to employees, officers and directors	2,144	21	16,735			16,756
Warrants exercised	5,475	55	(55)			—
Repurchases of common stock	(3,736)	(37)	(66,175)			(66,212)
Stock-based compensation, net			7,729			7,729
Tax benefit of stock-based compensation, net			3,841			3,841
Comprehensive income (loss):
Net income					35,075	35,075

Comprehensive income						35,075

Balance, December 31, 2006	58,915	589	566,887	—	(184,776)	382,700
Shares issued to employees, officers and directors	1,403	14	11,844			11,858
Repurchases of common stock	(1,564)	(16)	(33,395)			(33,411)
Stock-based compensation, net			4,287			4,287
Tax benefit of stock-based compensation, net			4,828			4,828
Comprehensive income (loss):
Net income					56,738	56,738
Unrealized loss on investments				(6,500)		(6,500)
Defined benefit plans, net of tax				(251)		(251)

Comprehensive income						49,987

Balance, December 31, 2007	58,754	587	554,451	(6,751)	(128,038)	420,249
Shares issued to employees, officers and directors	1,281	13	11,258			11,271
Repurchases of common stock	(2,536)	(25)	(49,442)			(49,467)
Stock-based compensation, net			4,788			4,788
Tax benefit of stock-based compensation, net			3,972			3,972
Comprehensive income (loss):
Net income					61,268	61,268
Reversal of unrealized loss on investments				6,500		6,500
Defined benefit plans, net of tax				(2,562)		(2,562)

Comprehensive income						65,206

Balance, December 31, 2008	57,499	$575	$525,027	$(2,813)	$(66,770)	456,019

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Operating Activities:
Net income	$61,268	$56,738	$35,075
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax	(14,800)	—	—
Investment impairment charge	17,800	—	—
Depreciation expense	18,769	17,007	15,087
Deferred income taxes	17,819	29,921	19,222
Amortization of debt costs	637	770	616
Debt extinguishment expense	—	—	10,388
Stock-based compensation and other	4,440	4,287	5,295
Changes in assets and liabilities:
Receivables	(39,491)	(18,272)	(34,599)
Inventories	(9,738)	3,504	(11,047)
Other assets	(4,002)	(291)	473
Accounts payable and accrued expenses	54,314	8,782	8,648
Deferred revenue and customer advances	1,717	(2,365)	51,423
Other liabilities	90	325	(87)

Net cash provided by operating activities	108,823	100,406	100,494

Investing Activities:
Capital expenditures	(26,552)	(18,479)	(22,035)
Net proceeds from sale of business	41,612	—	—
Net proceeds from sale of property	2,193	—	—
Purchases of investments	—	(256,205)	(99,000)
Sales of investments	—	221,705	99,000
Proceeds from liquidation of investment	—	—	1,648
Decrease in cash restricted for letters of credit, net	—	5,984	310

Net cash provided by (used in) investing activities	17,253	(46,995)	(20,077)

Financing Activities:
Principal payments on long-term obligations	—	(551)	(133,830)
Net proceeds from issuance of long-term obligations	—	—	140,371
Repurchase of common stock	(49,464)	(33,411)	(66,212)
Net proceeds from issuance of common stock	11,273	11,858	16,390
Tax benefit of stock-based compensation	4,600	5,436	3,841
Debt issuance costs and other	—	(672)	(75)

Net cash used in financing activities	(33,591)	(17,340)	(39,515)

Net increase in cash and cash equivalents	92,485	36,071	40,902
Cash and cash equivalents, beginning of year	235,822	199,751	158,849

Cash and cash equivalents, end of year	$328,307	$235,822	$199,751

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Business Operations

Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

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

Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.

Revenue Recognition

Orbital’s revenue is derived primarily from long-term contracts. Revenues on long-term contracts are recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations of Orbital as well as general economic conditions. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and the company’s profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded. Accordingly, the company’s recorded revenues and profits from period to period can fluctuate significantly.

In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expenses, is recorded in the period in which the loss is first estimated.

Many of the company’s contracts include provisions for increased or decreased revenue and profit based on performance against established targets. Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria. If performance under such contracts were to differ from previous assumptions, current period revenues and profits would be adjusted and could fluctuate significantly.

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

The following table presents the shares used in computing basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2008	2007	2006

Basic weighted-average shares outstanding	58,569	59,164	58,118
Dilutive effect of:
Stock options	1,156	1,362	1,690
Warrants	—	—	2,559
Restricted stock units	409	409	260

Diluted weighted-average shares outstanding	60,134	60,935	62,627

In 2008, 2007 and 2006, diluted weighted-average shares outstanding excluded the effect of 0.1 million, 0.4 million and 0.6 million, respectively, of stock options that were anti-dilutive. In 2008, 2007 and 2006, diluted weighted-average shares outstanding also excluded the effect of the company’s $143.8 million of 2.4375% convertible senior subordinated notes that were anti-dilutive (see Note 7).

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

The company’s investments in auction-rate securities are reported at fair value. The company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The company records an impairment expense to the extent that the carrying value exceeds the estimated fair market value of the securities held and the decline in value is determined to be other-than-temporary. Temporary changes in fair value are included in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Self-Constructed Assets

The company self-constructs some of its ground and airborne support and special test equipment utilized in the manufacture, production and delivery of some of its products. Orbital capitalizes direct costs incurred in constructing such equipment and certain allocated indirect costs. The company also capitalizes certain costs incurred in connection with internally-developed software. These capitalized costs generally include direct software coding costs and certain allocated indirect costs.

Goodwill

Goodwill is comprised of costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill is tested at least annually for impairment using an estimation of the fair value of the reporting unit that the goodwill is attributable to.

Deferred Revenue and Customer Advances

The company accounts for payments received from customers in excess of amounts recognized on certain contracts as “deferred revenues and customer advances.” These amounts are generally recorded as current liabilities since the associated services are performed within one year.

Financial Instruments

Orbital occasionally uses forward contracts and interest rate swaps to manage certain foreign currency and interest rate exposures, respectively. Derivative instruments, such as forward contracts and interest rate swaps, are viewed as risk management tools by Orbital and are not used for trading or speculative purposes. Derivatives used for hedging purposes are generally designated as effective hedges. Accordingly, changes in the fair value of a derivative contract are highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Derivative instruments are recorded on the balance sheet at fair value. The ineffective portion of all hedges, if any, is recognized currently in earnings. The company did not have any derivative instruments as of December 31, 2008 and December 31, 2007.

Research and Development Expenses

Expenditures for company-sponsored research and development projects are expensed as incurred. Research and development projects performed under contracts for customers are recorded as contract costs as incurred.

In the first quarter of 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo and supplies to the International Space Station. Under the agreement, NASA has agreed to pay the company $170 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $210 million. The company expects to complete this project in late 2010.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement. As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses, rather than as revenue. Through December 31, 2008, $26.0 million of costs were incurred on the COTS program, $22.6 million of which were proportionally offset by NASA funding resulting in net research and development expenses of $3.4 million recorded by the company. As of December 31, 2008, deferred revenue and customer advances on the accompanying balance sheet included $37.4 million of cash received from NASA that had not yet been recorded as an offset to research and development expenses.

Stock-Based Compensation

The company accounts for stock-based compensation to employees in accordance with SFAS No. 123R, “Share-Based Payment.” The fair value of the company’s restricted stock unit grants is determined based on the closing price of Orbital’s common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. The company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from current estimates.

The company uses the short-cut method to determine the pool of windfall tax benefits. The company uses the tax law ordering method as its policy for intra-period tax allocation related to the tax attributes of stock-based compensation.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The company adopted SFAS No. 157 for the company’s financial assets and liabilities as of January 1, 2008. The disclosure requirements of SFAS No. 157 are presented in Note 8. FASB Staff Position FAS 157-2 delayed by one year the effective date of SFAS No. 157 for nonfinancial assets, such as goodwill and long-lived assets, and nonfinancial liabilities, subject to certain exceptions. The company does not believe that the remaining provisions will have a material effect on the company’s consolidated financial position or results of operations when they become effective.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies that certain convertible debt instruments should be recorded by separately accounting for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the equity component. The FSP is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively. The company has determined that the FSP will apply to its $143.8 million of convertible notes (see Note 7). The company is in the process of further evaluating the financial impact that the adoption of the FSP will have on its financial statements; however, on a preliminary basis the company believes that 2008 and 2009 diluted earnings per share would be reduced by approximately $0.05 per share as a result of non-cash interest expense recorded in connection with the adoption of the FSP.

2.	Restatement Related to Deferred Income Taxes

As discussed in the company’s June 30, 2008 and September 30, 2008 Quarterly Reports on Form 10-Q, the company determined to restate certain prior period financial statements as the result of an audit of the company’s 2005 federal income tax return by the Internal Revenue Service (“IRS”), as further described below.

In 2008, the IRS completed an audit of the company’s 2005 Federal income tax return and proposed reductions in the company’s Federal net operating loss carryforwards (“NOLs”) identified during the IRS’ audit of the company’s 2005 Federal income tax return. As a result of the audit, the company determined that its NOLs should be reduced by $33.2 million, or $12.9 million on a tax-effected basis, as of December 31, 2004 and subsequent balance sheet dates. At December 31, 2004 and 2007, the company had Federal NOLs of $438 million and $293 million, respectively, before giving effect to the adjustment. The company determined that the majority of the adjustment resulted from a computational mistake that occurred in preparing the company’s 2000 and 2001 Federal income tax returns.

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

The company had previously recorded an income tax benefit of $157.9 million for the year ended December 31, 2004, that was comprised almost entirely of the reversal of the company’s deferred tax valuation allowance. As a result of the adjustment described above, the company restated its income statement for the year ended December 31, 2004 to give effect to a $12.9 million reduction in the income tax benefit, and to record the corresponding reduction in non-current deferred tax assets. The adjustment did not have any impact on the company’s income statements for any period other than 2004. The cumulative effect of the adjustment on the company’s balance sheet as of December 31, 2007 was a $12.9 million reduction in non-current deferred tax assets and a $12.9 million increase in accumulated deficit. The adjustment did not have any impact on the company’s cash flow statements for any period.

Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, the company believes that the income tax adjustment is not material to any of its current financial statements for periods subsequent to and including the year ended December 31, 2004. However, the company believes that the adjustment would be material to the results for the year ending December 31, 2008. Accordingly, the company determined that it would restate its 2004 through 2007 annual financial statements to record this adjustment. The company further determined not to amend its previously filed affected Annual Reports on Form 10-K because the adjustment is not material to the individual prior years’ financial statements contained in the most recently filed Annual Report on Form 10-K. The company determined instead to report restated prior year financial statements in this 2008 Annual Report on Form 10-K.

The following table shows the restated line items in the accompanying balance sheet as of December 31, 2007 that were impacted by the deferred income tax adjustment (in thousands):

	Previously Reported	Adjustment	As Restated

Non-current deferred income taxes, net	$107,411	$(12,850)	$94,561
Total assets	788,318	(12,850)	775,468
Accumulated deficit	115,188	12,850	128,038
Total stockholders’ equity	433,099	(12,850)	420,249

3.	Discontinued Operations

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

The gain on sale and the operating results of TMS summarized below have been reclassified and reported as discontinued operations for all periods presented (in thousands):

	Years Ended December 31,
	2008	2007	2006

Revenues	$21,351	$50,152	$37,711
Income from operations, before taxes	1,845	5,228	4,269
Income from operations, after taxes	1,118	3,075	2,511

The net assets and cash flows of TMS have not been reclassified in the company’s prior period consolidated balance sheets and consolidated statements of cash flows.

4.	Industry Segment Information

Orbital’s products and services are grouped into three reportable business segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) advanced space programs. The operating results of TMS have been reclassified and reported as discontinued operations for all periods presented; accordingly, TMS is no longer reported as a segment.

Reportable segments are generally organized based upon product lines. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other. The primary products and services from which the company’s reportable segments derive revenues are:

•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small- and medium-class space launch vehicles that place satellites into Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used to enable global and regional communications and broadcasting, to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to enable national security applications, to collect imagery and other remotely-sensed data about the Earth and to demonstrate new space technologies.

•	Advanced Space Programs. Human-rated space systems for Earth-orbit and lunar exploration, advanced launch systems for medium-class satellites, and small satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts. Substantially all of the company’s assets and operations are located within the United States.

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,
	2008	2007		2006

Launch Vehicles:
Revenues(1)	$454,278	$395,329		$310,578
Operating income	33,603	39,455		34,013
Identifiable assets	127,609	115,646		115,996
Capital expenditures	8,745	4,682		3,161
Depreciation	5,617	5,490		5,549
Satellites and Space Systems:
Revenues(1)	$422,274	$466,699		$407,827
Operating income	32,166	30,689		27,671
Identifiable assets	164,119	176,538		170,587
Capital expenditures	9,781	8,267		13,846
Depreciation	8,899	7,430		5,742
Advanced Space Programs:
Revenues(1)	$298,050	$175,121		$51,038
Operating income	19,068	12,415		4,263
Identifiable assets	85,185	23,767		14,979
Capital expenditures	2,731	—		55
Depreciation	13	140		225
Corporate and Other:
Revenues(1)	$(5,967)	$(3,209)		$(4,298)
Operating income (loss)(2)	(555)	(1,335)		(1,627)
Identifiable assets(3)	488,273	459,517	(5)	429,564	(5)
Capital expenditures(4)	5,295	5,530		4,973
Depreciation(4)	4,240	3,947		3,571
Consolidated:
Revenues	$1,168,635	$1,033,940		$765,145
Operating income	84,282	81,224		64,320
Identifiable assets	865,186	775,468	(5)	731,126	(5)
Capital expenditures	26,552	18,479		22,035
Depreciation	18,769	17,007		15,087

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Satellites and space systems revenues include $4.3 million, $1.8 million and $2.0 million of the intersegment sales in 2008, 2007 and 2006, respectively. Launch vehicles revenues include $1.1 million, $1.2 million and $1.6 million of the intersegment sales in 2008, 2007 and 2006, respectively. Advanced space programs revenues include $0.5 million, $0.2 million and $0.7 million of the intersegment sales in 2008, 2007 and 2006, respectively.

(2)	Corporate and other operating income consists primarily of corporate general and administrative expenses allocated to the TMS business unit (see Note 3).

(3)	Corporate and other identifiable assets at December 31, 2007 and 2006 include assets of $20.5 million and $18.1 million, respectively attributable to the TMS business unit that was sold in the second quarter of 2008 (see Note 3).

(4)	Corporate and other capital expenditures and depreciation include amounts attributable to the TMS business unit that was sold in the second quarter of 2008 (see Note 3).

(5)	Certain amounts have been restated (see Note 2).

5.	Export Sales and Major Customers

Orbital’s revenues by geographic area, as determined by customer location, were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

United States	$1,080,989	$860,810	$587,197
Europe	33,507	113,150	111,062
East Asia and Australia	54,139	59,980	66,886

Total	$1,168,635	$1,033,940	$765,145

Approximately 73%, 68% and 66% of the company’s revenues in 2008, 2007 and 2006, respectively, were generated under contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government’s prime contractors. All such revenues were recorded in the launch vehicles, satellites and space systems or advanced space programs segments. In the satellites and space systems segment, one customer accounted for approximately 14% and 12% of consolidated revenues in 2008 and 2007, respectively, and another customer accounted for approximately 12% of consolidated revenues in 2006.

6.	Balance Sheet Accounts and Supplemental Disclosures

Inventory

Inventories consisted of the following (in thousands):

	December 31,
	2008	2007

Inventories	$34,399	$27,659
Allowance for inventory obsolescence	(965)	(1,110)

Total	$33,434	$26,549

Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

Receivables

The components of receivables were as follows (in thousands):

	December 31,
	2008	2007

Billed	$51,156	$36,721
Unbilled	151,005	145,372
Retainages due upon contract completion	1,000	1,529
Allowance for doubtful accounts	(50)	(115)

Total	$203,111	$183,507

Approximately 80% of unbilled receivables and retainages at December 31, 2008 are due within one year and will be billed on the basis of contract terms and delivery schedules. Approximately 86% and 67% of the company’s receivables at December 31, 2008 and 2007, respectively, were related to contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government’s prime contractors. Receivables from non-U.S. customers totaled $8.7 million and $29.2 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and December 31, 2007, unbilled receivables included $18.7 million and $15.5 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. Through December 31, 2008, the company has recognized approximately $42 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met. The company generally procures annual insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

Through December 31, 2008, the company has recognized approximately $24 million of estimated award fees on a contract that is subject to a final assessment at the conclusion of the contract, projected to occur in 2013. If the final award fee assessment is different than the company’s estimate of such assessment, the company will be required to record a revenue and profit adjustment in future periods.

In August 2008, a communications satellite constructed by the company was damaged by an unaffiliated third party at the launch site. The company is in the process of repairing the satellite, which is expected to be completed in 2009. Receivables at December 31, 2008 included $5.7 million for costs incurred as of that date. The company believes the full amount of the repair costs will be reimbursed under an existing insurance policy.

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2008	2007

Land	$3,349	$4,061
Buildings and leasehold improvements	47,585	47,554
Furniture, fixtures and equipment	152,377	161,096
Software and other	33,359	15,315

	236,670	228,026
Accumulated depreciation and amortization	(131,790)	(132,313)

Total	$104,880	$95,713

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $18.8 million, $17.0 million and $15.1 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007

Contract related accruals	$84,394	$56,353
Payroll, payroll taxes and fringe benefit	49,521	43,268
Interest	1,761	1,761
Warranty obligations	—	2,497
Other	8,531	9,278

Total	$144,207	$113,157

The company’s warranty obligations were associated with the TMS business which was sold in the second quarter of 2008.

Cash Flow

Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Interest paid	$3,700	$3,162	$17,468
Income taxes paid	3,025	2,387	1,505

7.	Debt Obligations

Convertible Notes

On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15. The company used the net proceeds from this offering during the fourth quarter of 2006, together with available cash, to repurchase $125.9 million of the company’s 9% senior notes due 2011 for $133.8 million and to repurchase and retire 2.7 million outstanding shares of its common stock for $50.0 million. Debt issuance costs incurred in connection with the convertible notes amounted to $3.4 million, which is being amortized to interest expense over a seven-year term.

The convertible notes are convertible into cash, or a combination of cash and common stock at the company’s election, based on an initial conversion rate of 40.8513 shares of the company’s common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share) only under any of the following circumstances: (1) if, prior to January 13, 2027, the closing sale price of the common stock of Orbital for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; (2) if, prior to January 13, 2027, during the 5 consecutive trading-day period following any 5 consecutive trading-day period in which the trading price of the convertible notes was less than 98% of the product of the closing sale price of the company’s common stock multiplied by the applicable conversion rate; (3) if the convertible notes have been called for redemption, at any time prior to the close of business on the third business day prior to the redemption date; (4) if the company elects to distribute to all holders of Orbital common stock certain rights entitling them to purchase, for a period expiring within 60 days, the company’s common stock at less than the average of the closing sale prices of Orbital common stock for the 10 consecutive trading days immediately preceding the declaration date of such distribution; (5) if the company elects to distribute to all holders of Orbital common stock, assets, debt securities or certain rights to purchase securities of the company, which distribution has a per share value exceeding 10% of the closing sale price of Orbital common stock on the trading day immediately preceding the declaration date of such distribution; or (6) during a specified period, if a “fundamental change” (as such term is defined in the indenture governing the convertible notes) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the convertible notes.

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

Credit Facility

In August 2007, the company entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate. The Credit Facility is secured by substantially all of the company’s assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of December 31, 2008, there were no borrowings under the Credit Facility, although $13.1 million of letters of credit were issued under the Credit Facility. Accordingly, as of December 31, 2008, $86.9 million of the Credit Facility was available for borrowings.

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

8.	Fair Value of Financial Instruments

Effective January 1, 2008, the company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the company’s fair value measurements.

The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. SFAS No. 157 established a fair value hierarchy that distinguishes between these two types of inputs.

The following section describes the valuation methodologies used by the company to measure its financial instruments at fair value.

Investments

As of December 31, 2008 and 2007, the company held seven auction-rate securities which are classified as available for sale securities and non-current assets on the company’s balance sheet. These securities had an initial cost basis of $34.5 million. Contractual maturities for certain of these auction-rate securities are 16 years or greater and the remaining securities have no fixed maturity. Auction-rate securities are normally structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals. This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par. Since the third quarter of 2007 and through December 31, 2008, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. These unsuccessful auctions resulted in a resetting of the interest rate paid on the securities until the next auction date, at which time the process repeated.

The company estimated that the fair market value of these auction-rate securities at December 31, 2008 and 2007 was $16.7 million and $28.0 million, respectively. The company has estimated the fair value of these securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) the time horizon that the market value of each security could return to its cost and be sold. The discount rates used in the present value calculations are based on yields on U.S. Treasury securities with similar time horizons plus interest rate risk premiums that are intended to compensate for general market risk and the risk specific to each security. The risk premiums are based upon current credit default swap pricing market data for similar or related securities or credit spreads for corporate bonds with similar credit ratings. Under SFAS No. 157, such valuation assumptions are defined as Level 3 inputs.

In 2008, the company recorded other-than-temporary impairment charges of $17.8 million, pertaining to all of the auction-rate securities. The company determined to record these other-than-temporary impairment charges based on the company’s assessment that it is likely that the fair value of the auction-rate securities will not fully recover in the foreseeable future, given the duration, severity and continuing declining trend of the fair values of these securities, as well as the uncertain financial condition and near-term prospects of the securities’ issuers. In 2007 the company had recorded temporary impairment charges totaling $6.5 million. These temporary impairment charges were reversed in 2008 as a result of updating the company’s impairment assessment.

The changes in the fair values of the auction-rate securities during 2008 and 2007 were as follows (in thousands):

	2008	2007

Fair value at beginning of year	$28,000	$—
Purchases of securities, net	—	34,500
Temporary impairment charges	—	(6,500)
Other-than-temporary impairment charges	(17,800)	—
Reversal of temporary charges	6,500	—

Net change in fair value	(11,300)	(6,500)

Fair value at end of year	$16,700	$28,000

At this time it is uncertain if or when the liquidity issues relating to these investments will improve, and there can be no assurance that the market rate for auction-rate securities will stabilize. The fair value of the auction-rate securities could change significantly in the future and the company may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods.

Convertible Notes

The fair value of the 2.4375% convertible notes at December 31, 2008 and 2007 was estimated at approximately $133.2 million and $174.6 million, respectively. The fair value was determined based on market prices quoted by a broker-dealer.

9.  Income Taxes

The significant components of the company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 were (in thousands):

	December 31,
	2008	2007
		(See Note 2)

Current Deferred Tax Assets:
U.S. Federal and state net operating loss carryforwards	$24,250	$26,195
Accruals, reserves and other	15,235	18,225
Valuation allowance	(4,117)	(3,619)

Current deferred tax assets, net	35,368	40,801

Noncurrent Deferred Tax Assets (Liabilities):
U.S. Federal and state net operating loss carryforwards	50,849	70,666
Capitalized research and development costs	18,374	23,733
Tax credit and capital loss carryforwards	15,868	11,954
Intangible assets and other	1,600	3,311
Excess tax depreciation and other	(4,032)	(5,123)

	82,659	104,541
Valuation allowance	(8,808)	(9,980)

Noncurrent deferred tax assets, net	73,851	94,561

Total deferred tax assets, net	$109,219	$135,362

The company’s income tax provisions from continuing operations for the years ended December 31, 2008, 2007 and 2006 were comprised of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$1,239	$1,387	$839
State	685	1,265	382

Total current	1,924	2,652	1,221
Deferred:
Federal	22,272	29,507	18,111
State	(415)	3,693	3,196

Total deferred	21,857	33,200	21,307

Total income tax provision	$23,781	$35,852	$22,528

A reconciliation of the statutory federal income tax rate to the company’s effective tax rate for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	3.3	4.6	5.2
Settlements with taxing authorities	(4.5)	—	—
Capital loss carryforward	—	—	(14.2)
Other, net	(3.1)	0.8	1.0
Changes in valuation allowance	3.7	(0.3)	13.9

Effective rate	34.4%	40.1%	40.9%

At December 31, 2008, the company had U.S. Federal net operating loss carryforwards of $206 million (portions of which expire beginning in 2010 through 2025) and a U.S. capital loss carryforward of $10 million (which expires in 2011). These carryforwards are subject to certain limitations and other restrictions.

The U.S. capital loss carryforward is primarily related to an investment that was liquidated in 2006. The capital loss carryforward was reduced in 2008 due to the capital gain on the sale of TMS. The change in the valuation allowance in 2008 pertains to the deferred tax asset recorded in connection with the unrealized loss on investment described in Note 8 that would be treated as a capital loss. The deferred tax assets related to capital losses have been fully offset with a valuation allowance due to the uncertainty of realization.

On January 1, 2007, the company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). There was no material effect on the company’s financial statements associated with the adoption of FIN 48. Changes in the company’s unrecognized tax benefits were as follows (in thousands):

	2008	2007

Unrecognized tax benefits at beginning of year	$3,654	$3,117
Additions based on current year tax positions	2,342	537
Settlements with taxing authorities	(3,105)	—

Unrecognized tax benefits at end of year	$2,891	$3,654

All unrecognized tax benefits, if recognized, would affect the effective tax rate.

The company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. The company has substantially concluded all income tax matters for years through 1989. In addition, the IRS has completed an audit of the company’s 2005 Federal income tax return in 2008.

The company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest or penalties are recorded in the accompanying consolidated financial statements.

10.  Commitments and Contingencies

Leases

Aggregate minimum commitments under non-cancelable operating leases, primarily for office space and equipment rentals, at December 31, 2008 were as follows (in thousands):

2009	$17,707
2010	18,835
2011	18,909
2012	18,477
2013	15,965
Thereafter	55,317

$145,210

Rent expense for 2008, 2007 and 2006 was $15.7 million, $15.5 million and $14.1 million, respectively.

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

The company’s launch vehicles and advanced space programs business units are jointly engaged in a major new product development program of a medium capacity rocket called Taurus II that could substantially increase the payload capacity of the company’s space launch vehicle platforms. The company is marketing the launch vehicle to U.S. Government and commercial customers. The company expects the Taurus II launch vehicle to be ready for its inaugural launch by late 2010. Approximately $37.7 million and $5.5 million of the research and development expenses in 2008 and 2007, respectively, were attributable to the Taurus II program. The company believes that it will continue to incur significant research and development expenses over the next two to three years on the Taurus II development effort.

The majority of the company’s revenues are attributable to contracts with the U.S. Government and the company believes that a majority of the company’s research and development expenses are recoverable and billable under such contracts. Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices. The company is currently engaged in discussions with U.S. Government agencies regarding the allowability of research and development costs incurred in connection with the company’s Taurus II development program. The company believes that such costs are allowable, although the U.S. Government has not yet made a determination. If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

Litigation

From time to time the company is party to certain litigation or other legal proceedings arising in the ordinary course of business. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome of such litigation or other legal proceedings will have a material adverse effect on the company’s results of operations or financial condition.

11.  Stock Plans and Equity Transactions

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

The company also has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of quarterly offering periods. As of December 31, 2008, approximately 900,000 shares of common stock were available for purchase under the ESPP. During the years ended December 31, 2008, 2007 and 2006, compensation expense associated with the ESPP was $0.3 million, $0.4 million and $0.6 million, respectively.

Equity Transactions

The following tables summarize information related to stock-based compensation transactions and plans:

	Restricted Stock Units
		Weighted Average	Stock Options
	Number of	Measurement	Number of	Weighted Average
	Units	Date Fair Value	Options	Exercise Price

Outstanding at December 31, 2005	745,000	$12.11	6,532,139	$10.06
Granted(1)	673,750	17.68	55,000	12.98
Exercised	—	—	(1,819,229)	8.01
Vested	(246,680)	12.10	—	—
Forfeited	(30,347)	13.94	(12,211)	7.02
Expired	—	—	(176,186)	13.10

Outstanding at December 31, 2006	1,141,723	15.34	4,579,513	10.81
Granted(1)	499,030	23.17	—	—
Exercised	—	—	(1,009,429)	10.05
Vested	(462,539)	14.83	—	—
Forfeited	(81,026)	19.54	(6,537)	8.36
Expired	—	—	(28,035)	19.43

Outstanding at December 31, 2007	1,097,188	18.81	3,535,512	11.77
Granted(1)	424,495	25.03	—	—
Exercised	—	—	(798,176)	11.98
Vested	(582,965)	17.36	—	—
Forfeited	(60,924)	19.11	(8,583)	6.92
Expired	—	—	(228,520)	41.16

Outstanding at December 31, 2008	877,794	$23.01	2,500,233 (2)	$9.01

(1)	The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 3.38 years.

	Options Outstanding and Exercisable
		Weighted Average
Range of	Number	Remaining Contractual	Weighted Average
Exercise Prices	Outstanding	Term (Years)	Exercise Price

$ 1.30 - $ 5.79	994,473	3.40	$4.70
5.80 - 12.05	761,059	3.85	9.32
12.06 - 43.31	744,701	2.86	14.46

$ 1.30 - $43.31	2,500,233	3.38	$9.01

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006

Stock-based compensation expense recognized (1)	$9.3	$7.7	$8.0
Income tax benefit related to stock-based compensation expense(1)	3.2	2.6	2.6
Intrinsic value of options exercised, computed as the market price on the exercise date less the price paid to exercise the options	11.0	10.8	15.7
Cash received from exercise of options	9.6	10.1	14.7
Grant date fair value of vested restricted stock units	10.0	6.9	3.0
Tax benefit recorded as a credit to additional paid-in capital related to stock-based compensation transactions	4.0	4.8	3.8

(1)	Includes amounts attributable to the TMS business unit that was sold in the second quarter of 2008 (see Note 3).

As of
December 31, 2008

Shares of common stock available for grant under the company’s stock-based incentive plans	1,462,447
Aggregate intrinsic value of restricted stock units that are expected to vest	$17.1
Unrecognized compensation expense related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 1.79 years	14.4
Aggregate intrinsic value of stock options outstanding, all fully vested	27.0

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

Warrants

As of December 31, 2008 and 2007, the company had no common stock warrants outstanding. During 2006, common stock warrant exercises consisted solely of the exercise of warrants originally issued in August 2002 to purchase up to approximately 16.5 million shares of the company’s common stock. Each warrant was exercisable for up to 122.23 shares of Orbital’s common stock at an exercise price of $3.86 per share for a period of four years from the date of their issuance. All of these warrants were exercised prior to their 2006 expiration date.

Securities Repurchase Transactions

In 2008, 2007 and 2006, the company’s Board of Directors authorized the purchase of up to $50 million of the company’s outstanding debt and equity securities over a 12-month period commencing in April of that year. Under these securities purchase programs, the company repurchased and retired 2.5 million shares of its common stock at a cost of $49.5 million during 2008, 1.6 million shares of its common stock at a cost of $33.4 million during 2007 and 1.1 million shares of its common stock at a cost of $16.2 million during 2006. As of December 31, 2008, the company had authority to purchase an additional $12.3 million of common stock pursuant to this repurchase program through April 2009.

In December 2006, the company repurchased 2.7 million shares of its common stock for $50 million in connection with a financing transaction (see Note 7).

12.  Employee Benefit Plans

The company has a defined contribution plan (the “Plan”) generally covering all full-time employees. Company contributions to the Plan are made based on plan provisions and at the discretion of the Board of Directors. The company made contributions of $14.9 million, $12.1 million and $9.2 million during 2008, 2007 and 2006, respectively.

The company also has two overfunded defined benefit plans that were frozen upon acquisition in a 1994 business combination. As of December 31, 2008 and 2007, the company had recorded a $1.8 million and $5.5 million asset, respectively, in other non-current assets related to the pension plans. The plans are not significant to the accompanying consolidated financials statements taken as a whole, and accordingly, additional related disclosures are omitted from these notes to the consolidated financial statements.

The company has a deferred compensation plan for senior managers and executive officers. At December 31, 2008 and 2007, liabilities related to this plan totaling $6.8 million and $7.0 million, respectively, were included in accrued expenses.

13.  Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two years (in thousands, except per share data).

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31

2008
Revenues(1)	$283,545	$301,223	$278,628	$305,239
Income from operations(1)	19,991	26,487	21,000	16,804
Income from continuing operations(1)(2)	12,733	10,782	12,143	9,692
Income from discontinued operations, net of taxes(3)	949	14,969	—	—
Net income	13,682	25,751	12,143	9,692
Basic income per share:
Income from continuing operations	0.22	0.18	0.21	0.17
Income from discontinued operations	0.02	0.26	—	—
Net income	0.23	0.44	0.21	0.17
Diluted income per share:
Income from continuing operations	0.21	0.18	0.20	0.16
Income from discontinued operations	0.02	0.25	—	—
Net income	0.23	0.43	0.20	0.16

2007
Revenues	$217,946	$261,214	$275,640	$279,140
Income from operations	16,501	20,918	21,581	22,224
Income from continuing operations	10,827	13,485	14,704	14,647
Income from discontinued operations, net of taxes(3)	625	345	974	1,131
Net income	11,452	13,830	15,678	15,778
Basic income per share:
Income from continuing operations	0.18	0.23	0.25	0.25
Income from discontinued operations	0.01	0.00	0.01	0.02
Net income	0.19	0.23	0.26	0.27
Diluted income per share:
Income from continuing operations	0.18	0.22	0.24	0.24
Income from discontinued operations	0.01	0.01	0.02	0.02
Net income	0.19	0.23	0.26	0.26

(1)	The fourth quarter of 2008 included a $5.6 million adjustment to reduce revenue and income from operations as a result of a launch vehicle failure that occurred on February 24, 2009.

(2)	Income from continuing operations in 2008 included investment impairment charges of $10.6 million, $1.0 million and $6.2 million recorded in the second, third and fourth quarter, respectively.

(3)	The company sold its transportation management systems business unit and recorded a $14.8 million after-tax gain in the second quarter of 2008 (see Note 3). The gain on sale and the operating results of this business unit are reported as discontinued operations.

ORBITAL SCIENCES CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

		Additions
			Charged/
	Balance at	Charged to	Credited to			Balance
	Start of	Costs and	Other			At End of
Description	Period	Expenses	Accounts		Deductions	Period

YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts	115	—	—		—	115
Allowance for obsolete inventory	620	239	—		(41)	818
Deferred income tax valuation allowance	3,189	8,189	—		—	11,378
YEAR ENDED DECEMBER 31, 2007
Allowance for doubtful accounts	115	—	—		—	115
Allowance for obsolete inventory	818	445	—		(153)	1,110
Deferred income tax valuation allowance	11,378	—	2,505	(1)	(284)	13,599
YEAR ENDED DECEMBER 31, 2008
Allowance for doubtful accounts	115	—	—		(65)	50
Allowance for obsolete inventory	1,110	—	—		(145)	965
Deferred income tax valuation allowance	13,599	2,572	(2,505	)(1)	(741)	12,925

(1)	This pertains to the deferred tax asset recorded in connection with the unrealized loss on investments described in Notes 8 and 9 to the consolidated financial statements that would be treated as a capital loss

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Restatement Related to Deferred Income Taxes

As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008 and September 30, 2008, in late July 2008 we concluded that our 2004 consolidated financial statements should be restated to adjust our net deferred income tax assets related to net operating loss carryforwards. Our decision to restate our financial statements was based on an audit by the IRS of our U.S. income tax return for calendar year 2005. We determined that the majority of the adjustment resulted from a computational mistake that occurred in preparing our 2000 and 2001 federal income tax returns. Based upon our current controls and procedures, we have concluded that there are currently no material weaknesses in our controls and procedures related to our accounting for income taxes. Additional information regarding this matter and the impact on our financial statements is included in this report in Note 2 to the accompanying financial statements.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is included under the captions “Executive Officers of the Registrant” in Part I above and under the captions “Proposal 1 — Election of Directors — Directors to be Elected at the 2009 Annual Meeting, — Directors Whose Terms Expire in 2010, — Directors Whose Terms Expire in 2011,” “Corporate Governance — Code of Business Conduct and Ethics,” “Information Concerning the Board of Directors and Its Committees — Our Committees” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 11, 2009 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is included under the captions “Executive Compensation — Compensation Discussion and Analysis, — Human Resources and Compensation Committee Report, — Summary Compensation Table, — Grants of Plan-Based Awards, — Outstanding Equity Awards at Fiscal Year-End, — Option Exercises and Stock Vested, — Pension Benefits, — Nonqualified Deferred Compensation, — Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Information Concerning the Board of Directors and Its Committees — Director Compensation” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 11, 2009 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2008:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued	Exercise Price	Equity Compensation
	Upon Exercise of	of Outstanding	Plans (excluding
	Outstanding options,	Options, Warrants	securities reflected
Plan Category	Warrants and Rights	and Rights	in first column)

Equity Compensation Plans Approved by Security Holders(1)	—	$—	840,321
Equity Compensation Plans Not Approved by Security Holders(2)	2,500,233	9.01	622,126

Total	2,500,233	9.01	1,462,447

(1)	The equity compensation plans approved by our stockholders are our 1997 Stock Option and Incentive Plan (“1997 Option Plan”) and our 2005 Stock Incentive Plan (“2005 Stock Plan”). A subsequent amendment in 1998 to the 1997 Option Plan increasing the total number of authorized shares thereunder to 3,200,000 also was approved by our stockholders. For purposes of reporting on the options outstanding under the 1997 Option Plan, we have assumed that all 3,200,000 shares approved by stockholders were issued during 1997 and 1998. The 2005 Stock Plan has a maximum of 2,500,000 shares available for issuance, subject to adjustment upon the occurrence of certain events. The share numbers shown in this row do not include shares that may be issued under the company’s 1999 Employee Stock Purchase Plan, which currently has approximately 912,873 shares available for issuance, and do not include 877,794 shares subject to outstanding restricted stock and restricted stock unit awards.

(2)	As permitted by the then applicable rules of the New York Stock Exchange, in 1999, 2000, 2001 and 2002, we amended the 1997 Option Plan to increase the number of securities available for issuance under that plan by 1,800,000, 1,800,000, 1,800,000 and 2,000,000 shares, respectively, without seeking the approval of our stockholders. The 1997 Option Plan provides for awards of incentive or non-qualified stock options and shares of restricted stock and stock units to employees, directors, consultants and advisers of the company and its subsidiaries without giving effect to any exercises or cancellations. Under the terms of the 1997 Option Plan, options may not be issued at less than 100% of the fair market value of the company’s common stock on the date of grant. Options expire no more than 10 years following the grant date.

The information required by this Item is also included under the caption “Ownership of Common Stock” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 11, 2009 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the caption “Information Concerning the Board of Directors and Its Committees — Related Person Transactions Policy, — Director Independence” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 11, 2009 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is included under the caption “Other Matters — Fees of Independent Registered Public Accounting Firm, — Pre-Approval of Audit and Non-Audit Services” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 11, 2009 and is incorporated herein by reference.

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

Dated: March 2, 2009	ORBITAL SCIENCES CORPORATION

	By:	/s/ David W. Thompson David W. Thompson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 2, 2009

Signature:	Title:

/s/ David W. Thompson David W. Thompson	Chairman of the Board and Chief Executive Officer, Director (Principal Executive Officer)

/s/ James R. Thompson James R. Thompson	Vice Chairman, President and Chief Operating Officer, Director

/s/ Garrett E. Pierce Garrett E. Pierce	Vice Chairman and Chief Financial Officer, Director (Principal Financial Officer)

/s/ Hollis M. Thompson Hollis M. Thompson	Senior Vice President and Controller (Principal Accounting Officer)

/s/ Edward F. Crawley Edward F. Crawley	Director

/s/ Lennard A. Fisk Lennard A. Fisk	Director

/s/ Robert M. Hanisee Robert M. Hanisee	Director

/s/ Robert J. Hermann Robert J. Hermann	Director

/s/ Ronald T. Kadish Ronald T. Kadish	Director

/s/ Janice I. Obuchowski Janice I. Obuchowski	Director

Signature:	Title:

/s/ James G. Roche James G. Roche	Director

/s/ Frank L. Salizzoni Frank L. Salizzoni	Director

/s/ Harrison H. Schmitt Harrison H. Schmitt	Director

/s/ Scott L. Webster Scott L. Webster	Director

EXHIBIT INDEX

The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3.5	Certificate of Elimination of the Series B Junior Participating Preferred Stock of Orbital Sciences Corporation (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on December 8, 2008).
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).
4.2	Indenture dated as of December 13, 2006, by and between Orbital Sciences Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on December 13, 2006).
4.3	Form of 2.4375% Convertible Senior Subordinated Note due 2027 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on December 13, 2006).
4.4	Registration Rights Agreement dated as of December 13, 2006, by and among Orbital Sciences Corporation, Wachovia Capital Markets, LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 to the company’s Current Report on Form 8-K filed on December 13, 2006).
10.1	Credit Agreement dated as of August 17, 2007, by and among Orbital Sciences Corporation, as Borrower, the Lenders and Issuers party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, PNC Bank, National Association and Sovereign Bank, as Co-Documentation Agents, and Citigroup Global Markets Inc., as Sole Leading Book-Running Manager and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on August 23, 2007).
10.2	Pledge and Security Agreement dated as of August 17, 2007, by and between Orbital Sciences Corporation and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on August 23, 2007).
10.3	Lease Agreement dated as of May 18, 1999, by and between Boston Properties Limited Partnership and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.4 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.4	Lease Agreement dated as of April 5, 1999, by and between Boston Properties Limited Partnership and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Exhibit
Number	Description of Exhibit

10.5	Lease Agreement dated as of December 1, 1999, by and between Boston Properties Limited Partnership and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.6	Lease Agreement dated as of September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990).
10.7	First Amendment to Lease Agreement dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 1991).
10.8	Fourth Amendment to Lease Agreement dated as of November 5, 2008, by and between Corporate Property Associates 9, L.P. and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on November 12, 2008).
10.9	Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, amended as of November 1, 2007 (incorporated by reference to Exhibit 10.8 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.10	Orbital Sciences Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.11	Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form10-K for the year ended December 31, 2006).*
10.12	Executive Relocation Agreement dated as of August 7, 2003, by and between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.13	First Amendment to Executive Relocation Agreement dated as of April 28, 2005, by and between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.14	Amended and Restated Executive Severance Agreement dated as of November 30, 2007, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on December 4, 2007).*
10.15	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10.16	Form of Amended and Restated Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on December 4, 2007).*
10.17	Purchase Contract dated as of March 27, 2002, by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003).**
10.18	Amendment dated as of January 13, 2005, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

Exhibit
Number	Description of Exhibit

10.19	Amendment dated as of January 18, 2006, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.20	Amendment dated as of February 5, 2007, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.25 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.21	Amendment dated as of January 15, 2008, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.21 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.22	Amendment dated as of January 20, 2009, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (transmitted herewith).
10.23	Schedule A Basic Contract dated as of December 17, 2007, by and between Orbital Sciences Corporation and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).**
10.24	Contract No. NNJ09GA02B for ISS Commercial Resupply Services dated December 23, 2008, by and between Orbital Sciences Corporation and the National Aeronautics and Space Administration (transmitted herewith).**
10.25	Task Order No. 1 for Contract NNJ09GA02B for ISS Commercial Resupply Services dated December 23, 2008, by and between Orbital Sciences Corporation and the National Aeronautics and Space Administration (transmitted herewith).**
10.26	Form of Executive Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*
10.27	Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*
10.28	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.29	Form of Non-Employee Director Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.29 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).*
10.30	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.31	Form of Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.32	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.32 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).*
12	Statement re Computation of Ratio of Earnings to Fixed Charges (transmitted herewith).
23	Consent of PricewaterhouseCoopers LLP (transmitted herewith).
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

Exhibit
Number	Description of Exhibit

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

*	Management Contract or Compensatory Plan or Arrangement.

**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.