Form 10-Q
period 2009-03-31
ORBITAL SCIENCES CORP /DE/
filed 2009-04-29
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 27, 2009, 56,417,065 shares of the registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2009	2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$324,495	$328,307
Receivables, net	211,791	203,111
Inventories, net	38,907	33,434
Deferred income taxes, net	37,090	35,368
Other current assets	10,037	8,951

Total current assets	622,320	609,171

Investments	14,700	16,700
Property, plant and equipment, net	106,910	104,880
Goodwill	55,551	55,551
Deferred income taxes, net	57,573	63,206
Other non-current assets	14,187	4,387

Total assets	$871,241	$853,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$177,843	$179,658
Deferred revenues and customer advances	100,402	80,059

Total current liabilities	278,245	259,717
Long-term obligations	116,576	115,372
Other non-current liabilities	7,262	5,700

Total liabilities	402,083	380,789

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 56,572,199 and 57,499,260 shares outstanding, respectively	566	575
Additional paid-in capital	535,866	547,389
Accumulated other comprehensive loss	(4,431)	(2,813)
Accumulated deficit	(62,843)	(72,045)

Total stockholders’ equity	469,158	473,106

Total liabilities and stockholders’ equity	$871,241	$853,895

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except per share data)

	Quarters Ended March 31,
	2009	2008
		(As Adjusted)
Revenues	$295,741	$283,545
Cost of revenues	246,348	234,682
Research and development expenses	18,971	8,204
Selling, general and administrative expenses	19,258	20,668

Income from operations	11,164	19,991
Investment impairment charge	(700)	—
Interest income and other	5,663	2,386
Interest expense	(2,257)	(2,134)

Income from continuing operations before income taxes	13,870	20,243
Income tax provision	(4,668)	(8,181)

Income from continuing operations	9,202	12,062
Income from discontinued operations, net of taxes	—	949

Net income	$9,202	$13,011

Basic income per share:
Income from continuing operations	$0.16	$0.20
Income from discontinued operations	—	0.02
Net income	0.16	0.22

Diluted income per share:
Income from continuing operations	$0.16	$0.20
Income from discontinued operations	—	0.02
Net income	0.16	0.21
See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Quarters Ended March 31,
	2009	2008
		(As Adjusted)
Operating Activities:
Net income	$9,202	$13,011
Adjustments to reconcile net income to net cash provided by operating activities:
Investment impairment charge	700	—
Depreciation expense	4,876	4,535
Deferred income taxes	4,046	7,365
Stock-based compensation and other	3,837	3,255
Changes in assets and liabilities	(6,595)	(3,617)

Net cash provided by operating activities	16,066	24,549

Investing Activities:
Capital expenditures	(5,897)	(6,736)

Net cash used in investing activities	(5,897)	(6,736)

Financing Activities:
Repurchase of common stock	(14,580)	(11,781)
Net proceeds from issuances of common stock	529	1,656
Tax benefit of stock-based compensation	70	743

Net cash used in financing activities	(13,981)	(9,382)

Net (decrease) increase in cash and cash equivalents	(3,812)	8,431
Cash and cash equivalents, beginning of period	328,307	235,822

Cash and cash equivalents, end of period	$324,495	$244,253

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)
(1) Basis of Presentation
     Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.
     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results expected for the full year.
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
     Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 financial statement presentation. All financial amounts are stated in U.S. dollars unless otherwise indicated.
(3) Prior Period Adjustment for Adoption of New Accounting Standard
     On January 1, 2009, the company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1 (“FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The new accounting guidance requires the company to separately account for the liability and equity components of its $143.8 million of 2.4375% convertible senior subordinated notes which were issued in December 2006 (see Note 9). FSP No. APB 14-1 is required to be applied retrospectively.

     The company determined the liability component of its convertible notes by assessing the fair value of debt instruments without an associated equity component issued by companies with similar credit ratings and terms at the time the company’s notes were issued. The effective interest rate for non-convertible debt with similar credit ratings and terms was 7.2%. The company determined the fair value of the equity component of the embedded conversion option by deducting the fair value of the liability component from the initial proceeds of the convertible debt instrument. The company determined that the fair value of the embedded equity component of the convertible notes at the time of issuance was $37.2 million and this amount has been recorded as an increase to stockholders’ equity. A corresponding debt discount has been recorded and is being amortized over a seven-year period ending in January 2014, when the convertible notes are first subject to redemption.
     Debt issuance costs incurred in connection with the convertible notes amounted to $3.5 million. The company determined that the portion of these costs that are associated with the equity component was $0.9 million and such amount has been recorded as a reduction to stockholders’ equity. The remaining $2.6 million of debt issuance costs are being amortized over a seven-year period ending in January 2014.
     As of March 31, 2009 and December 31, 2008, the net carrying value of the convertible notes was $116.6 million and $115.4 million, respectively. The unamortized debt discount was $27.2 million at March 31, 2009 and $28.4 million as of December 31, 2008.
     The company recorded additional interest expense of $1.2 million and $1.1 million attributable to the amortization of the debt discount in the first quarter of 2009 and 2008, respectively, as a result of the adoption of the new standard. Total interest expense attributable to the convertible notes for the quarters ended March 31, 2009 and 2008 was $2.2 million and $2.1 million, respectively.
     The following table presents the adjusted line items in the accompanying income statement for the quarter ended March 31, 2008, that were adjusted as a result of the adoption of the new standard (in thousands, except per share data):

	Previously Reported		Adjustment		As Adjusted
Interest expense	$(1,045)		$(1,089)		$(2,134)
Income from continuing operations before taxes	21,332	(1)	(1,089)		20,243
Income tax provision	(8,599	)(1)	418		(8,181)
Net income	13,682		(671)		13,011
Basic net income per share	$0.23		$(0.01)		$0.22
Diluted net income per share	0.23		(0.02	)(2)	0.21 (2)

(1)	Reflects the reclassification to discontinued operations of the transportation management systems business unit which was sold in the second quarter of 2008.

(2)	Reflects the impact of the adoption of FASB FSP No. EITF 03-6-1 (see Note 5).

     The following table presents the adjusted line items in the accompanying balance sheet as of December 31, 2008 that were impacted by the adoption of FSP No. APB 14-1 (in thousands):

	Previously Reported	Adjustment	As Adjusted
Non-current deferred income taxes, net	$73,851	$(10,645)	$63,206
Other non-current assets	5,033	(646)	4,387
Total assets	865,186	(11,291)	853,895
Long-term obligations	143,750	(28,378)	115,372
Total liabilities	409,167	(28,378)	380,789
Additional paid-in capital	525,027	22,362	547,389
Accumulated deficit	(66,770)	(5,275)	(72,045)
Total stockholders’ equity	456,019	17,087	473,106
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

     The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended March 31,
	2009	2008
Launch Vehicles:
Revenues(1)	$119,240	$105,257
Operating income	4,286	7,615
Identifiable assets	154,528	127,609	(2)
Capital expenditures	1,460	4,002
Depreciation	1,611	1,287
Satellites and Space Systems:
Revenues(1)	$110,157	$106,402
Operating income	7,800	7,869
Identifiable assets	169,038	164,119	(2)
Capital expenditures	3,524	1,856
Depreciation	2,176	2,141
Advanced Space Programs:
Revenues	$68,346	$72,609
Operating income	(922)	4,841
Identifiable assets	82,531	85,185	(2)
Capital expenditures	578	—
Depreciation	3	3
Corporate and Other:
Revenues(1)	$(2,002)	$(723)
Operating income	—	(334)
Identifiable assets	465,144	476,982	(2)(3)(4)
Capital expenditures	335	878	(3)
Depreciation	1,086	1,104	(3)
Consolidated:
Revenues	$295,741	$283,545
Operating income	11,164	19,991
Identifiable assets	871,241	853,895	(2)(4)
Capital expenditures	5,897	6,736
Depreciation	4,876	4,535

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment sales. Launch vehicles segment revenues include $0.9 million and $0.1 million of intersegment sales in the quarters ended March 31, 2009 and 2008, respectively. Satellites and space systems segment revenues include $1.0 million and $0.5 million of intersegment sales in the quarters ended March 31, 2009 and 2008, respectively.

(2)	As of December 31, 2008.

(3)	Includes amounts attributable to a former business unit that was sold in the second quarter of 2008.

(4)	As adjusted (see Note 3).

(5) Earnings Per Share
     The computation of basic and diluted earnings per share (“EPS”) for income from continuing operations is as follows (in thousands, except per share amounts):

	Quarters Ended March 31,
Numerator	2009	2008
Income from continuing operations	$9,202	$12,062
Percentage allocated to shareholders (1)	98.5%	98.2%

Numerator for basic and diluted earnings per share	$9,064	$11,845

Denominator
Denominator for basic earnings per share — weighted-average shares outstanding	57,189	58,495
Dilutive effect of stock options	664	1,308

Denominator for diluted earnings per share	57,853	59,803

Per share income from continuing operations
Basic	$0.16	$0.20
Diluted	0.16	0.20

(1) Basic weighted-average shares outstanding	57,189	58,495
Basic weighted-average shares outstanding and unvested restricted share units expected to vest	58,063	59,581
Percentage allocated to shareholders	98.5%	98.2%
     The company adopted FASB FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” in the first quarter of 2009. This new accounting guidance requires that unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents be treated as a separate class of securities in calculating earnings per share. The company’s unvested restricted stock units (“RSUs”) contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method to be used for computing EPS. The calculation of EPS shown above excludes the income attributable to the unvested RSUs from the numerator and excludes the dilutive impact of those units from the denominator.
     In the first quarters of 2009 and 2008, diluted weighted-average shares outstanding excluded the effect of approximately 0.1 million and 0.3 million, respectively, of stock options that were anti-dilutive. Diluted weighted-average shares outstanding also excluded the effect of the RSUs and the company’s $143.8 million of 2.4375% convertible senior subordinated notes that were anti-dilutive.

(6) Receivables
     Receivables consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Billed	$48,817	$51,156
Unbilled	162,974	151,955

Total	$211,791	$203,111

     As of March 31, 2009 and December 31, 2008, unbilled receivables included $18.4 million and $18.7 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.
     Certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied. Through March 31, 2009, the company has recognized approximately $40 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met. The company generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.
     Through March 31, 2009, the company has recognized approximately $25 million of estimated award fees on a contract that is subject to a final assessment at the conclusion of the contract, projected to occur in 2013. If the final award fee assessment is different than the company’s estimate of such assessments, the company will be required to record a revenue and profit adjustment.
     In August 2008, a communications satellite constructed by the company was damaged by an unaffiliated third party at the launch site. The company is in the process of repairing the satellite, which is expected to be completed in 2009. The company believes that the full amount of the repair costs will be reimbursed under an existing insurance policy. Receivables at March 31, 2009 and December 31, 2008 included $5.1 million and $5.7 million, respectively, for unreimbursed costs.
(7) Inventories
     Total inventories were $38.9 million at March 31, 2009 and $33.4 million at December 31, 2008. Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.
(8) Investments
     As of December 31, 2008, the company held seven auction-rate securities totaling $34.5 million at cost. In February 2009, one of the auction-rate securities was exchanged for preferred stock. As of March 31, 2009, the company held six auction-rate securities and one preferred stock investment totaling $29.5 million and $5.0 million at cost, respectively, which are classified as available for sale securities and non-current assets on the company’s balance sheet. Contractual maturities for certain of the auction-rate securities are 16 years or greater and the remaining securities have no fixed maturity. Auction-rate securities are normally structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals. This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par. Since the third quarter of 2007 and through March 31, 2009, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.
     The company estimated that the fair market value of these securities at March 31, 2009 and December 31, 2008 was $14.7 million and $16.7 million, respectively. The company has estimated the fair value of these securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) the time horizon that the market value of each security could return to its cost and be sold. The discount rates used in the present value calculations are based on yields on U.S. Treasury securities with similar time horizons plus interest rate risk premiums that are intended to compensate for general market risk and the risk specific to each security. The risk premiums are based upon current credit default swap pricing market data for similar or related securities or credit spreads for corporate bonds with similar credit ratings and similar maturities. Under Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” such valuation assumptions are defined as Level 3 inputs.
     In the first quarter of 2009, the company recorded an other-than-temporary impairment charge of $0.7 million pertaining to the preferred stock investment. The company determined to record this other-than-temporary impairment charge based on the company’s assessment that it is likely that the fair value of the investment will not fully recover in the foreseeable future given the duration, severity and continuing declining trend of the fair value of the security, as well as the uncertain financial condition and near-term prospects of the issuer.
     The company also recorded a net temporary impairment charge of $1.3 million in the first quarter of 2009 pertaining to the auction-rate securities. The company concluded that the impairment charge recorded in connection with these securities was temporary because (i) the company believes that the decline in market value is due to current economic and market conditions; (ii) the company believes that the auction-rate securities continue to be of high credit quality, the securities’ issuers have investment-quality credit ratings and the issuers continue to pay interest when due; and (iii) the company intends to hold the auction-rate securities until a recovery in market value occurs.

     The changes in fair value of the auction-rate securities were recorded as follows (in thousands):

	Quarters Ended March 31,
	2009	2008
Fair value at beginning of period	$16,700	$28,000
Temporary impairment charges	(1,300)	(2,500)
Other-than-temporary impairment charges	(700)	—

Net change in fair value	(2,000)	(2,500)

Fair value at end of period	$14,700	$25,500

     At this time it is uncertain if or when the liquidity issues relating to these investments will improve, and there can be no assurance that the market rate for auction-rate securities will stabilize. The fair value of the auction-rate securities could change significantly in the future and the company may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods. The accounting for the auction-rate securities will be subject to the recently issued accounting pronouncements discussed in Note 15 below.
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
     At any time on or after January 21, 2014, the convertible notes are subject to redemption at the option of the company, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date.
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
     The fair value of the company’s convertible notes at March 31, 2009 and December 31, 2008 was estimated at $119.9 million and $133.2 million, respectively. The fair value was determined based on market prices quoted by a broker-dealer.

Credit Facility
     In August 2007, the company entered into a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate. The Credit Facility expires in 2012 and is secured by substantially all of the company’s assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of March 31, 2009, there were no borrowings under the Credit Facility, although $12.6 million of letters of credit were issued under the Credit Facility. Accordingly, as of March 31, 2009, $87.4 million of the Credit Facility was available for borrowings.
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
(10) Comprehensive Income
     Comprehensive income for the quarters ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Quarters Ended March 31,
	2009	2008
		(As Adjusted)
Net income	$9,202	$13,011
Unrealized loss on investments	(1,300)	(2,500)
Defined benefit plans, net of tax	(318)	(610)

Total comprehensive income	$7,584	$9,901

     Accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 was $4.4 million and $2.8 million, respectively.

(11) Stock-Based Compensation
     The following tables summarize information related to stock-based compensation transactions:

	Restricted Stock Units		Stock Options
		Weighted Average		Weighted
	Number of	Measurement Date	Number of	Average
	Units	Fair Value	Options	Exercise Price
Outstanding at December 31, 2008	877,794	$23.01	2,500,233	$9.01
Granted(1)	22,510	18.95	—	—
Exercised	—	—	(23,235)	7.66
Vested	(20,928)	23.10	—	—
Forfeited	(9,345)	22.52	(7,500)	12.15
Expired	—	—	(21,000)	43.31

Outstanding at March 31, 2009	870,031	$22.91	2,448,498 (2)	$8.72

(1)	The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 3.19 years.

	Quarters Ended March 31,
(in millions)	2009	2008
Stock-based compensation expense	$2.5	$2.1
Income tax benefit related to stock-based compensation expense	0.8	0.7
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	0.2	1.8
Cash received from exercise of options	0.2	1.4
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	0.1	0.7

As of
(in millions)	March 31, 2009
Shares of common stock available for grant under stock-based incentive plans	1.5
Aggregate intrinsic value of restricted stock units that are expected to vest	$10.3
Unrecognized compensation expense related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 1.57 years	12.4
Aggregate intrinsic value of stock options outstanding, all fully vested	9.0
(12) Research and Development
     In the first quarter of 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo to the International Space Station. Under the agreement, NASA has agreed to pay the company $170 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $240 million.

     The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement. As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses. In the quarter ended March 31, 2009, $14.8 million of costs were incurred on the COTS program, $11.9 million of which were proportionally offset by NASA funding, resulting in net research and development expenses of $2.9 million recorded by the company. Costs incurred in the first quarter of 2008 were not significant. As of March 31, 2009 and December 31, 2008, deferred revenue and customer advances on the accompanying balance sheet included $46.0 million and $37.4 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.
(13) Income Taxes
     The company’s effective tax rates on income from continuing operations were 33.7% and 40.4% for the three months ended March 31, 2009 and 2008, respectively. The tax rate in 2009 includes tax credits associated with the company’s research and development programs. These tax credits are currently estimated to total approximately $4.4 million, net of reserves, for full year 2009.
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
     The company’s launch vehicles and advanced space programs business units are jointly engaged in a major product development program of a medium-capacity rocket called Taurus II that could substantially increase the payload capacity of the company’s space launch vehicle platforms. Approximately $14.5 million and $5.3 million of the research and development expenses in the first quarter of 2009 and 2008, respectively, were attributable to the Taurus II program. The company believes that it will continue to incur significant research and development expenses in 2009 through 2011 on the Taurus II development effort.

     The majority of the company’s revenues are attributable to contracts with the U.S. Government and the company believes that a majority of the company’s research and development expenses are recoverable and billable under such contracts. Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices. The company is currently engaged in discussions with U.S. Government agencies regarding the allowability of research and development costs incurred in connection with the company’s Taurus II development program. The company believes that such costs are allowable, although the U.S. Government has not yet made a determination. Since the inception of the Taurus II development program in 2007 through the first quarter of 2009, the company has incurred $43 million of expenses that have been recorded as allowable costs. If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.
Litigation
     From time to time the company is party to certain litigation or other legal proceedings arising in the ordinary course of business. Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome of such litigation or other legal proceedings will have a material adverse effect on the company’s results of operations or financial condition.
(15) Recent Accounting Pronouncements
     In April 2009, the FASB issued three related Staff Positions: (i) FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly;” (ii) FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments;” and (iii) FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which will be effective for the company in the second quarter of 2009. FSP No. FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157. FSP No. FAS 115-2 and FAS 124-2 modifies the requirements for recognizing impaired debt securities and requires additional disclosures for debt and equity securities. FSP No. FAS 107-1 and APB 28-1 enhances the disclosure for certain instruments under the scope of SFAS 157. The company is currently evaluating these FSPs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     With the exception of historical information, the matters discussed within this Item 2 and elsewhere in this Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control. Readers should be cautioned that a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2008, may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement. Historical results of operations may not be indicative of future operating results. We assume no obligation to update any forward-looking statements.
     We develop and manufacture small- and medium-class rockets and space systems for commercial, military and civil government customers. Our primary products and services include the following:
•	Launch Vehicles. Rockets that are used as interceptor and target vehicles for missile defense systems, small- and medium-class space launch vehicles that place satellites into Earth orbit, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems. Small- and medium-class spacecraft that are used to enable global and regional communications and broadcasting, to conduct space-related scientific research, to carry out interplanetary and other deep-space exploration missions, to enable national security applications, to collect imagery and other remotely-sensed data about the Earth and demonstrate new space technologies.

•	Advanced Space Programs. Human-rated space systems for Earth-orbit and lunar exploration, advanced launch systems for medium-class satellites, and small satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.
     The following discussion should be read along with our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.
Consolidated Results of Operations for the Quarters Ended March 31, 2009 and 2008
     Prior Period Adjustment For Adoption of New Accounting Standard — As discussed in Note 3 to the accompanying financial statements, our 2008 financial statements have been adjusted as required for the adoption of a new accounting standard pertaining to our convertible debt. As a result of the new accounting guidance, we recorded additional non-cash interest expense of $1.2 million and $1.1 million in the first quarter of 2009 and 2008, respectively, resulting in a $0.01 decrease in diluted earnings per share in both quarters.

     Revenues — Our consolidated revenues were $295.7 million in the first quarter of 2009, an increase of $12.2 million, or 4%, compared to the first quarter of 2008. The revenue increase was due to increased contract activity on missile defense programs in the launch vehicles segment and communications satellite programs in the satellites and space systems segment.
     Operating Income — Operating income was $11.2 million in the first quarter of 2009, a decrease of $8.8 million, or 44%, compared to the first quarter of 2008. This decrease was primarily due to a $3.8 million increase in unrecovered Taurus II launch vehicle research and development expenses and a $3.5 million loss recorded on two advanced space programs contracts due to cost increases. Our research and development expenses are generally recoverable under contracts with the U.S. Government. For competitive reasons, we have established a self-imposed ceiling on the amount of research and development costs that we would recover under our U.S. Government contracts, although we believe that such costs would otherwise be allowable and recoverable. In the first quarters of 2009 and 2008, our operating income was reduced by $6.1 million and $2.3 million, respectively, of unrecovered research and development expenses that exceeded our self-imposed ceiling on such costs.
     Research and Development Expenses — Research and development expenses are comprised of our product research and development activities. Our research and development expenses were $19.0 million, or 6% of revenues, in the first quarter of 2009, a $10.8 million increase compared to $8.2 million, or 3% of revenues, in the first quarter of 2008. This increase is primarily due to our Taurus II launch vehicle development program discussed below.
     Our launch vehicles and our advanced space programs business units are jointly engaged in a major product development program of a medium-capacity rocket called Taurus II that could substantially increase the payload capacity of our space launch vehicle platforms. Approximately $14.5 million and $5.3 million of the research and development expenses in the first quarter of 2009 and 2008, respectively, were attributable to the Taurus II program. We believe that we will continue to incur significant research and development expenses in 2009 through 2011 on the Taurus II development effort.
     The majority of our revenues are attributable to contracts with the U.S. Government and we believe that a majority of our research and development expenses are recoverable and billable under such contracts. Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices. We are currently engaged in discussions with U.S. Government agencies regarding the allowability of research and development costs incurred in connection with our Taurus II development program. We believe that such costs are allowable, although the U.S. Government has not yet made a determination. Since the inception of the Taurus II development program in 2007 through the first quarter of 2009, we have incurred $43 million of expenses that have been recorded as allowable costs. If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

     In the first quarter of 2008, we entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”) that has the capability to deliver cargo and supplies to the International Space Station. Under the agreement, NASA has agreed to pay us $170 million in cash milestone payments, partially funding our project costs which are currently estimated to be approximately $240 million.
     The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement. As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses. In the quarter ended March 31, 2009, $14.8 million of costs were incurred on the COTS program, $11.9 million of which were proportionally offset by NASA funding, resulting in net research and development expenses of $2.9 million recorded by us. Costs incurred in the first quarter of 2008 were not significant. The net research and development expenses have been recorded as allowable costs under U.S. Government contracts.
     Investment Impairment Charge — We recorded an other-than-temporary impairment charge of $0.7 million in the first quarter of 2009 to record the reduction in fair value of one of our investments.
     Interest Income and Other — Interest income and other increased to $5.7 million in the first quarter of 2009, compared to $2.4 million in the first quarter of 2008. This increase is attributable to a $5.3 million insurance recovery accrual recorded in connection with the launch failure of our Taurus XL rocket in February 2009. This increase was offset by a $1.4 million decrease in interest income which was attributable to a reduction in interest rates on our short-term cash investments.
     Interest Expense — Interest expense was $2.3 million and $2.1 million in the first quarter of 2009 and 2008, respectively, attributable to interest on our $143.8 million of long-term debt.
     Income Taxes — We recorded income tax expense of $4.7 million in the first quarter of 2009, compared to $8.2 million of income tax expense attributable to income from continuing operations in the first quarter of 2008. The effective income tax rate for the first quarter of 2009 and 2008 was 33.7% and 40.4%, respectively. The decrease in the effective tax rate is primarily due to an increase in tax credits in 2009 related to research and development programs.
     Net Income — Our net income for the first quarter of 2009 was $9.2 million, or $0.16 diluted earnings per share, compared to net income from continuing operations of $12.1 million, or $0.20 diluted earnings per share in the first quarter of 2008. Net income in the first quarter of 2008, including income from discontinued operations, was $13.0 million, or $0.21 diluted earnings per share.

Segment Results for the Quarters Ended March 31, 2009 and 2008
     Our products and services are grouped into three reportable segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) advanced space programs. Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.
     The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 4 to the financial statements in this Form 10-Q.
Launch Vehicles
     Launch vehicles segment operating results were as follows:

	First Quarter
(in thousands, except percentages)	2009	2008	% Change
Revenues	$119,240	$105,257	13%
Operating income	4,286	7,615	(44%)
Operating margin	3.6%	7.2%
     Launch vehicles segment revenues increased $14.0 million, or 13%, in 2009 primarily due to increased activity on missile defense interceptor launch vehicles contracts. Revenues from interceptor launch vehicles contracts increased $11.0 million primarily due to an increase in contract activity on our Ground-based Midcourse Defense (“GMD”) program in 2009. Interceptor launch vehicle contracts accounted for 55% and 52% of total launch vehicles segment revenues in 2009 and 2008, respectively. Space launch vehicle program revenues increased $3.5 million primarily due to an increase in Minotaur program activity during the first quarter of 2009.
     Launch vehicles segment operating income declined $3.3 million, or 44%, in 2009 mainly due to a $3.8 million increase in unrecovered Taurus II launch vehicle research and development expenses and a $0.8 million contract loss recorded in connection with the February 2009 Taurus XL launch failure that offset higher profits generated by the increase in interceptor launch vehicles contract activity. Interceptor launch vehicle operating income increased quarter-over-quarter primarily due to increased activity on the GMD program. Operating income from interceptor launch vehicles contracts was $8.1 million and $6.7 million in the first quarter of 2009 and 2008, respectively.
     Segment operating margin was lower in the first quarter of 2009 due to the increase in unrecovered research and development expenditures and the costs related to the Taurus XL launch failure.

Satellites and Space Systems
     Satellites and space systems segment operating results were as follows:

	First Quarter
(in thousands, except percentages)	2009	2008	% Change
Revenues	$110,157	$106,402	4%
Operating income	7,800	7,869	(1%)
Operating margin	7.1%	7.4%
     Satellites and space systems segment revenues increased $3.8 million, or 4%, primarily as a result of increased activity on communications satellite contracts. Communications satellite revenues accounted for 76% and 75% of total segment revenues in the first quarter of 2009 and 2008, respectively.
     Satellites and space systems segment operating income decreased marginally in the first quarter of 2009 compared to the first quarter of 2008. Favorable profit adjustments on certain science and technology satellite contracts were more than offset by the impact of cost increases on certain communications satellite contracts. Communications satellite contracts accounted for 69% and 81% of total segment operating income in the first quarter of 2009 and 2008, respectively.
     Segment operating margin decreased slightly in the first quarter of 2009 primarily due to the cost increases on certain communications satellite contracts.
Advanced Space Programs
     Advanced space programs segment operating results were as follows:

	First Quarter
(in thousands, except percentages)	2009	2008	% Change
Revenues	$68,346	$72,609	(6%)
Operating income	(922)	4,841	(119%)
Operating margin	(1.3%)	6.7%
     Advanced space programs segment revenues decreased $4.3 million, or 6%, primarily due to a reduction in contract activity on the Orion human spacecraft program for NASA partly offset by increased activity on national security satellite contracts. The Orion program accounted for 49% and 84% of total segment revenues in the first quarter of 2009 and 2008, respectively.
     The advanced space programs segment reported an operating loss in the first quarter of 2009 primarily as a result of a $3.5 million loss recorded on two contracts due to cost increases and $0.8 million of legal fees incurred in connection with a protest of the NASA Commercial Resupply Services contract recently awarded to us in late 2008. In April 2009, the protest was denied by the U.S. Government Accountability Office and the award to Orbital was upheld.
     This segment’s operating margin decreased significantly in the first quarter of 2009 as a result of the cost increases discussed above.

Corporate and Other
     Corporate and other revenues were comprised solely of the elimination of intercompany revenues. There was no corporate and other operating income in 2009. Corporate and other operating income in 2008 consisted solely of corporate general and administrative expenses associated with a discontinued business unit which was sold in the second quarter of 2008.
Backlog
     Our firm backlog was approximately $2.1 billion at March 31, 2009 and December 31, 2008. While there can be no assurance, we expect to convert approximately $700 million of the March 31, 2009 firm backlog into revenue during the remainder of 2009. Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.
     Total backlog was approximately $5.8 billion at March 31, 2009 and $5.9 billion at December 31, 2008. Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.
Liquidity and Capital Resources
Cash Flow from Operating Activities
     Cash flow from operating activities in the first quarter of 2009 was $16.1 million as compared to $24.5 million in the first quarter of 2008. This decrease in operating cash flow was primarily due to a $3.8 million reduction in income and a $3.0 million decrease in cash flow due to a net increase in working capital and other assets and liabilities.
Cash Flow from Investing Activities
     In the first quarter of 2009, we spent $5.9 million for capital expenditures, as compared to $6.7 million in the first quarter of 2008.
Cash Flow from Financing Activities
     During the first quarters of 2009 and 2008, we repurchased and retired 1.0 million and 0.5 million shares of our common stock at a cost of $14.6 million and $11.8 million, respectively. During the first quarters of 2009 and 2008, we received $0.5 million and $1.7 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.
     Convertible Notes — In December 2006, we issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15. The convertible notes are convertible into cash, or a combination of cash and common stock at our election, based on an initial conversion rate of 40.8513 shares of our common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share) under certain circumstances.

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
     Credit Facility — We have a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount. At our election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate. The Credit Facility expires in 2012 and is secured by substantially all of our assets. Up to $75 million of the Credit Facility may be reserved for letters of credit. As of March 31, 2009, there were no borrowings under the Credit Facility, although $12.6 million of letters of credit were issued under the Credit Facility. Accordingly, as of March 31, 2009, $87.4 million of the Credit Facility was available for borrowings.
     Debt Covenants — Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage. As of March 31, 2009, we were in compliance with all of these covenants.
Available Cash and Future Funding
     At March 31, 2009, we had $324.5 million of unrestricted cash and cash equivalents. Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next twelve months. However, there can be no assurance that this will be the case. We believe that we will continue to incur significant research and development costs as well as capital expenditures in 2009 through 2011 on the Taurus II development effort. Our ability to borrow additional funds is limited by the terms of our Credit Facility. Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.
     As discussed in Note 8 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock with a cost basis of $34.5 million that have experienced a significant decline in fair value. Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need to liquidate our investments in auction-rate securities in the foreseeable future. Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

     In April 2008, our Board of Directors authorized a plan for the purchase of up to $50 million of outstanding common stock over a 12-month period. As of March 31, 2009 we fully utilized the $50 million approved under this plan.
     In March 2009, our Board of Directors authorized a new program for the purchase of up to $50 million of our outstanding common stock over a 12-month period. In the first quarter of 2009, we repurchased 179,701 shares of our common stock for $2.3 million under this program. Accordingly, we may purchase up to an additional $47.7 million of our common stock pursuant to this repurchase program through March 5, 2010.
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
Recent Accounting Pronouncements
     In April 2009 the Financial Accounting Standards Board issued three related Staff Positions: (i) FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;” (ii) FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments;” and (iii) FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which will be effective for us in the second quarter of 2009. FSP No. FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157. FSP No. FAS 115-2 and FSP No. FAS 124-2 modifies the requirements for recognizing impaired debt securities and requires additional disclosures for debt and equity securities. FSP No. FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these FSPs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of March 31, 2009, changes in foreign currency exchange rates and interest rate risk. We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments. We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.
Uncertainties in the Credit Markets
     As discussed in Note 8 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock with a cost basis of $34.5 million that have experienced a decline in fair value to $14.7 million as of March 31, 2009. As a result of liquidity issues in the global credit and capital markets, we may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.
Foreign Currency Exchange Rate Risk
     We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars. At March 31, 2009, we had $2.7 million of receivables denominated in Japanese yen.
     From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency. At March 31, 2009, we had no foreign currency forward exchange contracts.
Interest Rate Risk
     We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents. As of March 31, 2009, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible notes is affected by our stock price. The total estimated fair value of our convertible debt at March 31, 2009 was $119.9 million. The fair value was determined based on market prices quoted by a broker-dealer.
     We believe that exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant. As of March 31, 2009, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $3 million in interest income earned.
     We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan
     We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $6.3 million at March 31, 2009. This liability is subject to fluctuation based upon the market value of the investment options selected by participants.
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
Changes in Internal Controls Over Financial Reporting
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
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

     The following table sets forth information regarding our repurchase of common stock during the quarter ended March 31, 2009.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs (1)	Programs (1)
January 1, 2009 to January 31, 2009	154,608	$17.31	154,608	$9,640,190

February 1, 2009 to February 28, 2009	343,000	16.10	343,000	4,119,080

March 1, 2009 to March 31, 2009	509,358	12.53	509,358	47,736,316

TOTAL	1,006,966	$14.48	1,006,966	$47,736,316

(1)	On April 25, 2008, we announced a plan (“2008 Plan”), to repurchase up to $50 million of outstanding common stock through April 24, 2009, subject to certain conditions. During the quarter ended March 31, 2009, the company purchased 827,265 shares of its common stock pursuant to the 2008 Plan, which resulted in the full utilization of the 2008 Plan. On March 6, 2009, we announced the company’s new plan (“2009 Plan”), to repurchase up to $50 million of outstanding common stock through March 5, 2010, subject to certain conditions. All other purchases during the quarter ended March 31, 2009, were made pursuant to the 2009 Plan. The purchases made pursuant to both our 2008 Plan and 2009 Plan were made in open market transactions.
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

ORBITAL SCIENCES CORPORATION
DATED: April 29, 2009	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: April 29, 2009	By:	/s/ Garrett E. Pierce
Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed with this report unless otherwise indicated.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2	Indenture dated as of December 13, 2006, by and between Orbital Sciences Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed on December 13, 2006).

4.3	Form of 2.4375% Convertible Senior Subordinated Note due 2027 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on December 13, 2006).

4.4	Registration Rights Agreement dated as of December 13, 2006, by and among Orbital Sciences Corporation, Wachovia Capital Markets, LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 to the company’s Current Report on Form 8-K filed on December 13, 2006).

10.1	Amendment dated as of January 20, 2009 to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K filed on March 2, 2009).

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

Exhibit No.	Description

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).