Form 10-Q
period 2009-06-30
ORBITAL SCIENCES CORP /DE/
filed 2009-07-30
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 1-14279
____________________________________

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☑                                            Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of July 27, 2009, 56,482,396 shares of the registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2009	2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$340,287	$328,307
Receivables, net	217,740	203,111
Inventories, net	44,941	33,434
Deferred income taxes, net	39,331	35,368
Other current assets	3,533	8,951
Total current assets	645,832	609,171
Investments	14,700	16,700
Property, plant and equipment, net	115,932	104,880
Goodwill	55,551	55,551
Deferred income taxes, net	52,248	63,206
Other non-current assets	24,848	4,387
Total assets	$909,111	$853,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$149,646	$179,658
Deferred revenues and customer advances	152,928	80,059
Total current liabilities	302,574	259,717
Long-term obligations	117,780	115,372
Other non-current liabilities	8,170	5,700
Total liabilities	428,524	380,789
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 56,482,376 and
57,499,260 shares outstanding, respectively	565	575
Additional paid—in capital	537,214	547,389
Accumulated other comprehensive loss	(3,088)	(2,813)
Accumulated deficit	(54,104)	(72,045)
Total stockholders’ equity	480,587	473,106
Total liabilities and stockholders’ equity	$909,111	$853,895

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenues	$270,129	$301,223	$565,870	$584,768
Cost of revenues	208,815	242,789	455,163	477,471
Research and development expenses	30,734	10,202	49,705	18,406
Selling, general and administrative expenses	17,759	21,745	37,017	42,413
Income from operations	12,821	26,487	23,985	46,478
Investment impairment charge	(600)	(10,600)	(1,300)	(10,600)
Interest income and other	1,750	1,452	7,413	3,838
Interest expense	(2,157)	(2,187)	(4,414)	(4,321)
Income from continuing operations before income taxes	11,814	15,152	25,684	35,395
Income tax provision	(3,075)	(5,041)	(7,743)	(13,222)
Income from continuing operations	8,739	10,111	17,941	22,173
Income from discontinued operations, net of taxes	—	14,969	—	15,918
Net income	$8,739	$25,080	$17,941	$38,091

Basic income per share:
Income from continuing operations	$0.15	$0.17	$0.31	$0.37
Income from discontinued operations	—	0.25	—	0.27
Net income	0.15	0.42	0.31	0.64

Diluted income per share:
Income from continuing operations	$0.15	$0.17	$0.31	$0.36
Income from discontinued operations	—	0.24	—	0.26
Net income	0.15	0.41	0.31	0.62

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
		(As Adjusted)
Operating Activities:
Net income	$17,941	$38,091
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax	—	(14,800)
Investment impairment charge	1,300	10,600
Depreciation expense	9,632	9,156
Deferred income taxes	6,668	10,091
Stock-based compensation and other	6,683	6,441
Changes in assets and liabilities	2,093	(16,656)
Net cash provided by operating activities	44,317	42,923

Investing Activities:
Capital expenditures	(18,357)	(11,855)
Net proceeds from sale of business	—	39,882
Net proceeds from sale of property	100	2,193
Sale of investment	1,138	—
Other	84	1,081
Net cash (used in) provided by investing activities	(17,035)	31,301

Financing Activities:
Repurchase of common stock	(16,681)	(15,131)
Net proceeds from issuances of common stock	1,262	6,216
Tax benefit of stock-based compensation	117	2,427
Net cash used in financing activities	(15,302)	(6,488)

Net increase in cash and cash equivalents	11,980	67,736
Cash and cash equivalents, beginning of period	328,307	235,822
Cash and cash equivalents, end of period	$340,287	$303,558

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

(1)  Basis of Presentation

Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis.  We have evaluated all subsequent events through July 29, 2009, the date the financial statements were issued.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission.  The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results expected for the full year.

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

(3)  Prior Period Adjustment for Adoption of New Accounting Standard

On January 1, 2009, the company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1 (“FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  The new accounting guidance requires the company to separately account for the liability and equity components of its $143.8 million of 2.4375% convertible senior subordinated notes due 2027 (see Note 9).  FSP No. APB 14-1 is required to be applied retrospectively.

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

As of June 30, 2009 and December 31, 2008, the net carrying value of the convertible notes was $117.8 million and $115.4 million, respectively.  The unamortized debt discount was $26.0 million at June 30, 2009 and $28.4 million as of December 31, 2008.

The company recorded additional interest expense of $1.2 million and $1.1 million attributable to the amortization of the debt discount in the second quarter of 2009 and 2008, respectively, and $2.4 million and $2.2 million in the first half of 2009 and 2008, respectively, as a result of the adoption of the new standard.  Total interest expense attributable to the convertible notes was $2.2 million for the second quarter of 2009 and 2008, and $4.4 million and $4.3 million for the first half of 2009 and 2008, respectively.

The following table presents the adjusted line items in the accompanying income statements for the quarter and six months ended June 30, 2008, that were adjusted as a result of the adoption of the new standard (in thousands, except per share data):

	Quarter Ended June 30, 2008
	Previously Reported	Adjustment		As Adjusted
Interest expense	$(1,098)	$(1,089)		$(2,187)
Income from continuing operations before taxes	16,241	(1,089)		15,152
Income tax provision	(5,459)	418		(5,041)
Net income	25,751	(671)		25,080

Basic net income per share	$0.44	$(0.02)		$0.42
Diluted net income per share	0.43	(0.02)	(1)	0.41	(1)

	Six Months Ended June 30, 2008
	Previously Reported	Adjustment		As Adjusted
Interest expense	$(2,143)	$(2,178)		$(4,321)
Income from continuing operations before taxes	37,573	(2,178)		35,395
Income tax provision	(14,058)	836		(13,222)
Net income	39,433	(1,342)		38,091

Basic net income per share	$0.67	$(0.03)		$0.64
Diluted net income per share	0.65	(0.03)	(1)	0.62	(1)

(1)  Reflects the impact of the adoption of FASB FSP No. EITF 03-6-1 (see Note 5).

The following table presents the adjusted line items in the accompanying balance sheet as of December 31, 2008 that were impacted by the adoption of FSP No. APB 14-1 (in thousands):

	Previously Reported	Adjustment	As Adjusted
Non-current deferred income taxes, net	$73,851	$10,645)	$63,206
Other non-current assets	5,033	(646)	4,387
Total assets	865,186	(11,291)	853,895
Long-term obligations	143,750	(28,378)	115,372
Total liabilities	409,167	(28,378)	380,789
Additional paid-in capital	525,027	22,362	547,389
Accumulated deficit	(66,770)	(5,275)	(72,045)
Total stockholders' equity	456,019	17,087	473,106

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
Launch Vehicles:
Revenues(1)	$117,072	$115,024		$236,312	$220,281
Operating income	4,082	13,399		8,368	21,014
Identifiable assets	161,163	127,609	(2)	161,163	127,609	(2)
Capital expenditures	1,267	955		2,727	4,957
Depreciation	1,470	1,340		3,081	2,627
Satellites and Space Systems:
Revenues(1)	$94,121	$108,078		$204,278	$214,480
Operating income	7,734	7,578		15,534	15,447
Identifiable assets	165,670	164,119	(2)	165,670	164,119	(2)
Capital expenditures	4,940	3,213		8,464	5,069
Depreciation	2,169	2,222		4,345	4,363
Advanced Space Programs:
Revenues	$62,053	$79,719		$130,399	$152,328
Operating income	1,005	5,730		83	10,572
Identifiable assets	103,936	85,185	(2)	103,936	85,185	(2)
Capital expenditures	5,171	—		5,749	—
Depreciation	3	3		6	6
Corporate and Other:
Revenues(1)	$(3,117)	$(1,598)		$(5,119)	$(2,321)
Operating income	—	(220	)(3)	—	(555)
Identifiable assets	478,342	476,982	(2)(4)	478,342	476,982	(2)(4)
Capital expenditures	1,082	951	(3)	1,417	1,829	(3)
Depreciation	1,114	1,056	(3)	2,200	2,160	(3)
Consolidated:
Revenues	$270,129	$301,223		$565,870	$584,768
Operating income	12,821	26,487		23,985	46,478
Identifiable assets	909,111	853,895	(2)(4)	909,111	853,895	(2)(4)
Capital expenditures	12,460	5,119		18,357	11,855
Depreciation	4,756	4,621		9,632	9,156

 (1)  Corporate and other revenues are comprised solely of the elimination of intersegment sales.  Launch vehicles segment revenues include $2.5 million and $0.3 million of intersegment sales in the quarters ended June 30, 2009 and 2008, respectively, and $3.3 million and $0.5 million of intersegment sales in the six months ended June 30, 2009 and 2008, respectively.  Satellites and space systems segment revenues include $0.6 million and $1.2 million of intersegment sales in the quarters ended June 30, 2009 and 2008, respectively, and $1.7 in the six months ended June 30, 2009 and 2008.

(2) As of December 31, 2008.
(3) Includes amounts attributable to a former business unit that was sold in the second quarter of 2008.
(4) As adjusted (see Note 3).

(5)  Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) for income from continuing operations is as follows (in thousands, except per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
Numerator	2009	2008	2009	2008
Income from continuing operations	$8,739	$10,111	$17,941	$22,173
Percentage allocated to shareholders (1)	98.5%	98.2%	98.5%	98.2%
Numerator for basic and diluted earnings per share	$8,608	$9,929	$17,672	$21,774

Denominator
Denominator for basic earnings per share - weighted-
average shares outstanding	56,450	58,656	56,818	58,575
Dilutive effect of stock options	733	1,240	748	1,279
Dilutive effect of convertible notes	—	191	—	—
Denominator for diluted earnings per share	57,183	60,087	57,566	59,854

Per share income from continuing operations
Basic	$0.15	$0.17	$0.31	$0.37
Diluted	0.15	0.17	0.31	0.36

_____________________________________
(1) Basic weighted-average shares outstanding	56,450	58,656	56,818	58,575
Basic weighted-average shares outstanding and unvested
restricted share units expected to vest	57,326	59,720	57,693	59,652
Percentage allocated to shareholders	98.5%	98.2%	98.5%	98.2%

The company adopted FASB FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” in the first quarter of 2009.  This new accounting guidance requires that unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents be treated as a separate class of securities in calculating earnings per share.  The company’s unvested restricted stock units (“RSUs”) contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method to be used for computing EPS.  The calculation of EPS shown above excludes the income attributable to the unvested RSUs from the numerator and excludes the impact of those units from the denominator.

For the quarter ended June 30, 2008, diluted weighted-average shares outstanding included the dilutive effect of the company’s $143.8 million of 2.4375% convertible notes, which was 0.2 million shares.  For the quarter and six months ended June 30, 2009, and for the six months ended June 30, 2008, diluted weighted-average shares outstanding excluded the effect of the company’s convertible notes, which were anti-dilutive.  Diluted weighted-average shares outstanding excluded 0.1 million of stock options and the effect of the RSUs, both of which were anti-dilutive for all periods presented.

(6)  Receivables

Receivables consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Billed	$69,694	$51,156
Unbilled	148,046	151,955
Total	$217,740	$203,111

As of June 30, 2009 and December 31, 2008, unbilled receivables included $18.0 million and $18.7 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  Through June 30, 2009, the company has recognized approximately $42 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met.  The company generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

Through June 30, 2009, the company has recognized approximately $26 million of estimated award fees on a contract that is subject to a final assessment at the conclusion of the contract, projected to occur in 2013.  If the final award fee assessment is different than the company’s current estimate of such fee assessment, the company will be required to record a revenue and profit adjustment.

In August 2008, a communications satellite constructed by the company was damaged by an unaffiliated third party at the launch site.  The company repaired the satellite and the satellite was successfully launched in the second quarter of 2009.  The full amount of the repair costs is expected to be reimbursed under an existing insurance policy.  Receivables at June 30, 2009 and December 31, 2008 included $1.0 million and $5.7 million, respectively, for unreimbursed costs.

(7)  Inventories

Total inventories were $44.9 million at June 30, 2009 and $33.4 million at December 31, 2008.  Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(8)  Investments

As of June 30, 2009, investments consisted of four auction-rate debt securities, two auction-rate equity securities and a preferred stock investment.  The amortized cost and fair value of these investments are as follows (in thousands):

	June 30, 2009			December 31, 2008
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Loss	Fair Value
Debt	$12,900	$ 200	$13,100	$12,900	$—	$12,900
Equity	2,500	(900)	1,600	3,800	—	3,800
Total	$15,400	$(700)	$14,700	$16,700	$—	$16,700

  These investments are classified as available for sale securities and non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 16 years or greater and the remaining securities have no fixed maturity.  Auction-rate securities are normally structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through June 30, 2009, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

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

The company has concluded that the unrealized loss recorded in connection with the equity securities is temporary because (i) the company believes that the decline in market value is due to current economic and market conditions; (ii) the company believes that the auction-rate securities continue to be of high credit quality, the securities’ issuers have investment-quality credit ratings and the issuers continue to pay interest when due; and (iii) the company intends to hold the auction-rate securities until a recovery in market value occurs.

In the second quarter and first six months of 2009, the company recorded other-than-temporary impairment charges of $0.6 million and $1.3 million, respectively, pertaining to the preferred stock investment.  The company determined to record these other-than-temporary impairment charges based on the company’s assessment that it is likely that the fair value of the investment will not fully recover in the foreseeable future given the duration, severity and continuing declining trend of the fair value of the security, as well as the uncertain financial condition and near-term prospects of the issuer.

The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Debt Securities
Fair value at beginning of period	$12,800	$17,600	$12,900	$17,700
Temporary impairment (charges) credits, net	300	1,100	200	1,000
Other-than-temporary impairment charges	—	(1,400)	—	(1,400)
Net change in fair value	300	(300)	200	(400)
Fair value at end of period	$13,100	$17,300	$13,100	$17,300

Equity Securities
Fair value at beginning of period	$1,900	$7,900	$3,800	$10,300
Temporary impairment (charges) credits, net	300	6,600	(900)	4,200
Other-than-temporary impairment charges	(600)	(9,200)	(1,300)	(9,200)
Net change in fair value	(300)	(2,600)	(2,200)	(5,000)
Fair value at end of period	$1,600	$5,300	$1,600	$5,300

Total
Fair value at beginning of period	$14,700	$25,500	$16,700	$28,000
Temporary impairment (charges) credits, net	600	7,700	(700)	5,200
Other-than-temporary impairment charges	(600)	(10,600)	(1,300)	(10,600)
Net change in fair value	—	(2,900)	(2,000)	(5,400)
Fair value at end of period	$14,700	$22,600	$14,700	$22,600

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

The company adopted FASB FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective April 1, 2009.  This FSP requires other-than-temporary impairments for debt securities to be separated into (i) the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings, and (ii) the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income.  This noncredit loss component of the impairment may only be classified in other comprehensive income if (a) the holder of the security concludes that it does not intend to sell the security, and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value.  If these conditions are not met, the noncredit loss must also be recognized in earnings.  When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.  The company determined that none of the other-than-temporary impairment charges previously recognized as of April 1, 2009 were attributable to noncredit losses; accordingly, the company did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income.

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

The fair value of the company’s convertible notes at June 30, 2009 and December 31, 2008 was estimated at $130.4 million and $133.2 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer.

Credit Facility

In August 2007, the company entered into a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of the company’s assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of June 30, 2009, there were no borrowings under the Credit Facility, although $17 million of letters of credit were issued under the Credit Facility.  Accordingly, as of June 30, 2009, $83 million of the Credit Facility was available for borrowings.

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

(10)  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Net income	$8,739	$25,080	$17,941	$38,091
Temporary investment impariment (charges) credits, net	600	7,700	(700)	5,200
Defined benefit plans, net of tax	743	(377)	425	(987)
Total comprehensive income	$10,082	$32,403	$17,666	$42,304

Accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 was $3.1 million and $2.8 million, respectively.

(11)  Stock-Based Compensation

The following tables summarize information related to stock-based compensation transactions:

	Restricted Stock Units		Stock Options
	Number of Units	Weighted Average Measurement Date Fair Value	Number of Options		Weighted Average Eercise Prce
Outstanding at December 31, 2008	877,794	$23.01	2,500,233		$9.01
Granted(1)	32,510	17.90	—		—
Exercised	—	—	(48,901)		8.99
Vested	(21,446)	23.19	—		—
Forfeited	(10,845)	21.94	(7,500)		12.15
Expired	—	—	(80,800)		28.00
Outstanding at June 30, 2009	878,013	$22.83	2,363,032	(2)	$8.35

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 3.04 years.

	Quarters Ended June 30,
(in millions)	2009	2008
Stock-based compensation expense	$2.7	$1.9
Income tax benefit related to stock-based compensation expense	0.9	0.6
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	0.1	5.3
Cash received from exercise of options	0.3	4.0
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	0.1	1.7

	Six Months Ended June 30,
(in millions)	2009	2008
Stock-based compensation expense	$5.1	$4.0
Income tax benefit related to stock-based compensation expense	1.7	1.2
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	0.3	7.1
Cash received from exercise of options	0.4	5.4
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	0.1	2.4

As of
(in millions)	June 30, 2009
Shares of common stock available for grant under stock-based incentive plans	1.5
Aggregate intrinsic value of restricted stock units that are expected to vest	$13.3
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 1.34 years	10.1
Aggregate intrinsic value of stock options outstanding, all fully vested	16.2

(12)  Research and Development

In the first quarter of 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo to the International Space Station.  Under the agreement, NASA has agreed to pay the company $170 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $270 million.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses.  In the quarter and six months ended June 30, 2009, $22.8 million and $37.5 million, respectively, of costs were incurred on the COTS program, $14.4 million and $26.3 million, respectively, of which were proportionally offset by NASA funding, resulting in net research and development expenses of $8.4 million and $11.2 million, respectively, recorded by the company.  Through June 30, 2008, $3.3 million of research and development costs were incurred on the COTS program, $2.9 million of which were funded by NASA.  As of June 30, 2009 and December 31, 2008, deferred revenue and customer advances on the accompanying balance sheet included $51.1 million and $37.4 million, respectively, of cash received from NASA that had not yet been recognized as an offset to research and development expenses.

(13)  Income Taxes

The company’s estimated annual effective income tax rates on income from continuing operations were 30.0% and 39.4% as of June 30, 2009 and 2008, respectively.  The tax rate in 2009 includes tax credits associated with the company’s research and development programs.  These tax credits are currently estimated to total approximately $4.8 million, net of reserves, for full year 2009.

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

The company’s launch vehicles and advanced space programs business units are jointly engaged in a major product development program of a medium-capacity rocket called Taurus II that could substantially increase the payload capacity of the company’s space launch vehicle platforms.  Approximately $20.3 million and $6.3 million of the research and development expenses in the second quarter of 2009 and 2008, respectively, and $34.8 million and $11.7 million in the first six months of 2009 and 2008, respectively, were attributable to the Taurus II program.  The company believes that it will continue to incur significant research and development expenses in 2009 and 2010 on the Taurus II development effort.

The majority of our revenues are attributable to contracts with the U.S. Government and we believe that a majority of our research and development expenses are recoverable and billable under such contracts.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company is currently engaged in discussions with U.S. Government agencies regarding the allowability of certain research and development costs incurred during 2009 in connection with the company’s Taurus II development program.  The company believes that such costs are allowable, although the U.S. Government has not yet made a determination.  During the first half of 2009, the company incurred $21.8 million of expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

Litigation

From time to time the company is party to certain litigation or other legal proceedings arising in the ordinary course of business.  Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome of such litigation or other legal proceedings will have a material adverse effect on the company’s results of operations or financial condition.

(15)  Recent Accounting Pronouncements

As discussed in Note 8 above, on April 1, 2009, the company adopted FASB FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP changed existing guidance for determining whether an impairment of debt securities is other-than-temporary.  The adoption of this FSP did not have a material impact on the company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  The company adopted this FSP in the second quarter of 2009, and the adoption did not have a material impact on the company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP enhances the disclosure for certain instruments under the scope of SFAS 157.  The company adopted this FSP in the second quarter of 2009.  The adoption did not have a material impact on the company’s disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  The company adopted SFAS No. 165 in the second quarter of 2009.  The adoption did not have a material impact on the company’s financial statements.

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

Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2009 and 2008

Prior Period Adjustment For Adoption of New Accounting Standard - As discussed in Note 3 to the accompanying financial statements, our 2008 financial statements have been adjusted as required for the adoption of a new accounting standard pertaining to our convertible debt.  As a result of the new accounting standard, we recorded additional non-cash interest expense of $1.2 million and $1.1 million in the second quarter of 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, we recorded additional non-cash interest expense of $2.4 million and $2.2 million, respectively.

Revenues - Our consolidated revenues were $270.1 million in the second quarter of 2009, a decrease of $31.1 million, or 10%, compared to the second quarter of 2008.  The decrease in revenue was primarily due to a decrease in contract activity on the Orion human space flight program and communications satellite programs.

Our consolidated revenues were $565.9 million in the first half of 2009, a decrease of $18.9 million, or 3%, compared to the first half of 2008.  The decrease in revenue was primarily due to decreased contract activity on the Orion program, partially offset by a significant increase in contract activity on missile defense programs in the launch vehicles segment.

Operating Income - Operating income decreased $13.7 million, or 52%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a $5.2 million increase in unrecovered Taurus II launch vehicle research and development expenses, and a $4.7 million decrease in advanced space programs operating income, both occurring in the second quarter of 2009, and a $4.0 million favorable profit adjustment recorded in the second quarter of 2008 in connection with the closure of a U.S. Government investigation.  Our research and development expenses are generally recoverable under contracts with the U.S. Government.  For competitive reasons, we have established a self-imposed ceiling on the amount of research and development costs that we would recover under our U.S. Government contracts, although we believe that such costs would otherwise be allowable and recoverable.  In the second quarters of 2009 and 2008, our operating income was reduced by $6.9 million and $1.7 million, respectively, of unrecovered research and development expenses that exceeded our self-imposed ceiling on such costs.

Operating income decreased $22.5 million, or 48%, in the first half of 2009 compared to the first half of 2008 primarily due to a $9.1 million increase in unrecovered Taurus II launch vehicle research and development expenses and a $10.5 million decrease in advanced space programs operating income, both in the first half of 2009, and the $4.0 million favorable profit adjustment in 2008 mentioned above.  In the first half of 2009 and 2008, our operating income was reduced by $13.1 million and $3.9 million, respectively, of unrecovered research and development expenses that exceeded our self-imposed ceiling on such costs.

Research and Development Expenses - Research and development expenses are comprised of our product research and development activities.  Our research and development expenses were $30.7 million, or 11% of revenues, in the second quarter of 2009, a $20.5 million increase compared to $10.2 million, or 3% of revenues, in the second quarter of 2008.  For the first half of

 2009, research and development expenses totaled $49.7 million, or 9% of revenues, a $31.3 million increase compared to $18.4 million, or 3% of revenues, in the first half of 2008.  In each period, these increases were primarily due to our Taurus II launch vehicle development program discussed below.

Our launch vehicles and our advanced space programs business units are jointly engaged in a major product development program of a medium-capacity rocket called Taurus II that could substantially increase the payload capacity of our space launch vehicle platforms.  Approximately $20.3 million and $6.3 million of the research and development expenses in the second quarter of 2009 and 2008, respectively, and $34.8 million and $11.7 million in the first half of 2009 and 2008, respectively, were attributable to the Taurus II program.  We believe that we will continue to incur significant research and development expenses on the Taurus II development effort in the remainder of 2009 and through 2010.

The majority of our revenues are attributable to contracts with the U.S. Government and we believe that a majority of our research and development expenses are recoverable and billable under such contracts.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We are currently engaged in discussions with U.S. Government agencies regarding the allowability of research and development costs incurred during 2009 in connection with our Taurus II development program.  We believe that such costs are allowable, although the U.S. Government has not yet made a determination.  During the second quarter and first half of 2009, we incurred $13.4 million and $21.8 million, respectively, of expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

In the first quarter of 2008, we entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”) that has the capability to deliver cargo and supplies to the International Space Station.  Under the agreement, NASA has agreed to pay us $170 million in cash milestone payments, partially funding our project costs which are currently estimated to be approximately $270 million.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses.  In the quarter and first six months ended June 30, 2009, $22.8 million and $37.5 million, respectively, of costs were incurred on the COTS program, $14.4 million and $26.3 million, respectively, of which were proportionally offset by NASA funding, resulting in net research and development expenses of $8.4 million and $11.2 million, respectively, recorded by us.  Through June 30, 2008, $3.3 million of research and development costs were incurred on the COTS program, $2.9 million of which were funded by NASA.  The net research and development expenses in 2009 and 2008 have been recorded as allowable costs under U.S. Government contracts.  As of June 30, 2009 and December 31, 2008, deferred revenue and customer advances on the accompanying balance sheet included $51.1 million and $37.4 million, respectively, of cash received from NASA that had not yet been recognized as an offset to research and development expenses.

Investment Impairment Charge - We recorded an other-than-temporary impairment charge of $0.6 million in the second quarter of 2009 and $1.3 million in the first half of 2009 to record the reduction in fair value of one of our investments.

Interest Income and Other - Interest income and other was $1.8 million in the second quarter of 2009, compared to $1.5 million in the second quarter of 2008.  This increase was primarily due to a $1.1 million gain recognized on the sale of an investment in the second quarter of 2009 partially offset by a reduction in interest income resulting from lower interest rates on our short-term cash investments.

Interest income and other increased to $7.4 million in the first half of 2009, compared to $3.8 million in the first half of 2008.  This increase is attributable to a $5.3 million insurance recovery recorded in connection with the launch failure of our Taurus XL rocket in February 2009 and the $1.1 million gain recognized on the sale of an investment in the second quarter of 2009.  These increases were offset by a $2.6 million decrease in interest income which resulting from lower interest rates on our short-term cash investments.

Interest Expense - Interest expense was $2.2 million in the second quarter of 2009 and 2008, and was $4.4 million and $4.3 million in the first half of 2009 and 2008, respectively, attributable to our $143.8 million of long-term debt.

Income Taxes - We recorded an income tax provision of $3.1 million and $5.0 million in the second quarter of 2009 and 2008, respectively, and $7.7 million and $13.2 million in the first half of 2009 and 2008, respectively.  The decrease in income tax expense was due to an increase in tax credits related to research and development programs.

Our annual effective income tax rate was 30.0% and 39.4% for the first half of 2009 and 2008, respectively.  The decrease in the effective tax rate is primarily due to the increase in research and development tax credits mentioned above.

Income from Discontinued Operations - In June 2008 we sold our transportation management systems (“TMS”) business unit and we recognized a $24.1 million pretax gain, or $14.8 million after-tax, reported in discontinued operations in 2008.  The after-tax income from operations related to TMS was $0.2 and $1.1 million in the second quarter and first half of 2008, respectively.

Net Income - Our net income for the second quarter of 2009 was $8.7 million, or $0.15 diluted earnings per share, compared to income from continuing operations of $10.1 million, or $0.17 diluted earnings per share in the second quarter of 2008.  Net income in the second quarter of 2008, including income from discontinued operations, was $25.1 million, or $0.41 diluted earnings per share.

Our net income for the first half of 2009 was $17.9 million, or $0.31 diluted earnings per share, compared to income from continuing operations of $22.2 million, or $0.36 diluted earnings per share in the first half of 2008.  Net income in the first half of 2008, including income from discontinued operations, was $38.1 million, or $0.62 diluted earnings per share.

Segment Results for the Quarters and Six Months Ended June 30, 2009 and 2008

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

Launch Vehicles

Launch vehicles segment operating results were as follows:

	Second Quarter			First Six Months
(in thousands, except percentages)	2009	2008	% Change	2009	2008	% Change
Revenues	$117,072	$115,024	2%	$236,312	$220,281	7%
Operating income	4,082	13,399	(70%)	8,368	21,014	(60%)
Operating margin	3.5%	11.6%		3.5%	9.5%

Segment Revenues - Launch vehicles segment revenues increased $2.0 million, or 2%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to increased activity on missile defense interceptor launch vehicles contracts partially offset by a decrease in suborbital program revenues in 2009 and a one-time revenue adjustment in 2008 discussed below.  Revenues from interceptor launch vehicles contracts increased $7.7 million due to an increase in contract activity on our Ground-based Midcourse Defense (“GMD”) and Kinetic Energy Interceptor (“KEI”) missile defense interceptor launch vehicle programs in 2009.  Our interceptor launch vehicle programs accounted for 53% and 47% of total launch vehicles segment revenues in 2009 and 2008, respectively.  During the second quarter of 2009, we were notified that the KEI program was terminated for convenience by the Missile Defense Agency. Suborbital revenues decreased as a result of a decrease in activity on our Abort Test Booster and missile defense target systems programs during the second quarter of 2009.  Launch vehicles segment revenues for the second quarter of 2008 included a one-time $4.0 million favorable revenue adjustment related to the closure of a U.S. Government investigation.

Launch vehicles segment revenues increased $16.0 million, or 7%, in the first half of 2009 compared to the first half of 2008 primarily due to increased activity on missile defense interceptor launch vehicle programs and space launch vehicle programs partially offset by a decrease in suborbital program revenues in 2009 and a one-time revenue adjustment in 2008.  Revenues from interceptor launch vehicles contracts increased $18.7 million primarily due to an increase in contract activity on GMD and KEI programs in 2009.  Interceptor launch vehicle contracts accounted for 54% and 49% of total launch vehicles segment revenues in 2009 and 2008, respectively.  Space launch vehicle program revenues increased primarily due to an increase in Minotaur space launch program activity during the second quarter of 2009.  Suborbital revenues decreased primarily due to a decline in contract activity on target launch vehicle programs.  Launch vehicles segment revenues for the first half of 2008 included a one-time $4.0 million favorable revenue adjustment related to the closure of a U.S. Government investigation.

Segment Operating Income - Launch vehicles segment operating income decreased $9.3 million, or 70%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a $5.2 million increase in unrecovered Taurus II launch vehicle research and development expenses and cost increases in 2009 associated with an anticipated launch delay of one of our space launch vehicle programs and the impact of a $4.0 million profit adjustment recorded in the second quarter of 2008 in connection with the closure of a U.S. Government investigation.  Interceptor launch vehicle operating income increased primarily due to increased activity on the GMD and KEI programs.  Operating income from interceptor launch vehicles contracts was $8.6 million and $6.5 million in the second quarter of 2009 and 2008, respectively.

Launch vehicles segment operating income declined $12.6 million, or 60%, in the first half of 2009 compared to the first half of 2008 primarily due to a $9.1 million increase in unrecovered Taurus II launch vehicle research and development expenses and cost increases in 2009 associated with an anticipated launch delay of one of our space launch vehicle programs and the impact of a $4.0 million profit adjustment recorded in the second quarter of 2008 in connection with the closure of a U.S. Government investigation.  Interceptor launch vehicle operating income increased primarily due to increased activity on the GMD and KEI programs.  Operating income from interceptor launch vehicles contracts was $16.7 million and $13.2 million in the first half of 2009 and 2008, respectively.

Segment operating margins were lower in the second quarter and first half of 2009 due to the increase in unrecovered research and development expenditures and cost increases on certain space launch vehicle programs in 2009 and the impact of the $4.0 million profit adjustment recorded in the second quarter of 2008 in connection with the closure of a U.S. Government investigation.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

	Second Quarter			First Six Months
(in thousands, except percentages)	2009	2008	% Change	2009	2008	% Change
Revenues	$94,121	$108,078	(13%)	$204,278	$214,480	(5%)
Operating income	7,734	7,578	2%	15,534	15,447	1%
Operating margin	8.2%	7.0%		7.6%	7.2%

Segment Revenues - Satellites and space systems segment revenues decreased $14.0 million, or 13%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to decreased activity on communications satellite contracts as a result of the substantial completion of certain satellites.  Communications satellite revenues accounted for 72% and 74% of total segment revenues in the second quarter of 2009 and 2008, respectively.

Satellites and space systems segment revenues decreased $10.2 million, or 5%, in the first half of 2009 compared to the first half of 2008 primarily due to decreased activity on communications satellite contracts as a result of the substantial completion of certain satellites.  Communications satellite revenues accounted for 74% of total segment revenues in the first half of each of 2009 and 2008.

Segment Operating Income - Satellites and space systems segment operating income increased marginally in the second quarter of 2009 compared to the second quarter of 2008.  The increase was due to cost reductions on certain communications satellite contracts in 2009, partially offset by the impact of $1.1 million of profit recorded in the second quarter of 2008 pertaining to the settlement of a technology satellite contract dispute.  Communications satellite contracts accounted for 75% and 59% of total segment operating income in the second quarter of 2009 and 2008, respectively.

Satellites and space systems segment operating income increased marginally in the first half of 2009 compared to the first half of 2008 primarily due to improved profit performance on communications satellite programs partially offset by the impact of the favorable $1.1 million adjustment in 2008 pertaining to the settlement of a technology satellite contract dispute mentioned above.  Communications satellite contracts accounted for 72% and 70% of total segment operating income in the first half of 2009 and 2008, respectively.

Segment operating margin increased in the second quarter and first six months of 2009 due to cost reductions and improved profit performance on certain communications satellite programs.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	Second Quarter			First Six Months
(in thousands, except percentages)	2009	2008	% Change	2009	2008	% Change
Revenues	$62,053	$79,719	(22%)	$130,399	$152,328	(14%)
Operating income	1,005	5,730	(82%)	83	10,572	(99%)
Operating margin	1.6%	7.2%		0.1%	6.9%

Segment Revenues - Advanced space programs segment revenues decreased $17.7 million, or 22%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a reduction in contract activity on the Orion human spacecraft program partly offset by an increase in national security satellite program activity related to recently awarded contracts. The Orion program accounted for 52% and 75% of total segment revenues in the second quarter of 2009 and 2008, respectively.

Advanced space programs segment revenues decreased $21.9 million, or 14%, during the first half of 2009 compared to the first half of 2008 primarily due to a reduction in contract activity on the Orion human spacecraft program partly offset by an increase in national security satellite program activity related to recently awarded contracts.  The Orion program accounted for 51% and 79% of total segment revenues in the first half of 2009 and 2008, respectively.

Segment Operating Income - The advanced space programs segment operating income decreased $4.7 million, or 82%, in the second quarter of 2009 compared to the second quarter of 2008. This decrease resulted from a reduction in Orion program activity and cost increases on certain national security satellite programs.

Advanced space programs segment operating income decreased $10.5 million in the first half of 2009 compared to the first half of 2008 primarily as a result of a reduction in Orion program activity, cost increases on certain national security satellite programs and legal fees of approximately $1 million incurred in connection with a bid protest of the NASA Commercial Resupply Services contract awarded to us in late 2008.  The protest was denied by the U.S. Government Accountability Office during the second quarter of 2009 and the award to Orbital was upheld.  In July 2009, the same protestor filed a substantially similar bid protest with the U.S. Court of Federal Claims.  We are continuing to perform work under this contract in accordance with its terms.

This segment’s operating margin decreased significantly in the second quarter and first half of 2009 as a result of the decrease in segment operating income discussed above.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intercompany revenues.  There was no corporate and other operating income in 2009.  Corporate and other operating income in 2008 consisted solely of corporate general and administrative expenses associated with a discontinued business unit that was sold in the second quarter of 2008.

Backlog

Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.  In the second quarter of 2009, the company was notified that the KEI program was terminated for convenience by the Missile Defense Agency, resulting in a $375 million reduction in firm backlog. Our firm backlog was approximately $1.6 billion and $2.1 billion at June 30, 2009 and December 31, 2008, respectively.  While there can be no assurance, we expect to convert approximately $500 million of the June 30, 2009 firm backlog into revenue during the remainder of 2009.

Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.  The termination for convenience of the KEI program in the second quarter of 2009 resulted in a $695 million reduction in total backlog. Total backlog was approximately $4.9 billion at June 30, 2009 and $5.9 billion at December 31, 2008.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow from operating activities in the first half of 2009 was $44.3 million as compared to $42.9 million in the first half of 2008.  The increase in operating cash flows was principally due to an increase in deferred revenues and customer advances associated with our advanced space programs segment partially offset by a reduction in accounts payable and accrued expenses.

Cash Flow from Investing Activities

Cash flow used in investing activities in the first half of 2009 was $17.0 million as compared to $31.3 million of cash flow provided by investing activities in the first half of 2008.  In the first half of 2009, we spent $18.4 million for capital expenditures, as compared to $11.9 million in the first half of 2008.  In addition, during the second quarter of 2009 we received $1.1 million from the sale of an investment.  In 2008, we received net proceeds of $39.9 million from the sale of our TMS business unit and $2.2 million from the sale of real estate.

Cash Flow from Financing Activities

During the first half of 2009 and 2008, we repurchased and retired 1.2 million and 0.6 million shares of our common stock at a cost of $16.7 million and $15.1 million, respectively.  During the first half of 2009 and 2008, we received $1.3 million and $6.2 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.

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

Credit Facility - We have a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At our election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of our assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of June 30, 2009, there were no borrowings under the Credit Facility, although $17 million of letters of credit were issued under the Credit Facility.  Accordingly, as of June 30, 2009, $83 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of June 30, 2009, we were in compliance with all of these covenants.

Available Cash and Future Funding

At June 30, 2009, we had $340.3 million of unrestricted cash and cash equivalents.  Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next twelve months.  However, there can be no assurance that this will be the case.  We believe that we will continue to incur significant costs as well as capital expenditures in 2009 through 2010 on the Taurus II and COTS research and development programs.  Our ability to incur additional debt is limited by the terms of our Credit Facility.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

As discussed in Note 8 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock with a cost basis of $34.5 million that have experienced a significant decline in fair value.  Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate our investments in auction-rate securities in the foreseeable future.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

In March 2009, our Board of Directors authorized a new program for the purchase of up to $50 million of our outstanding common stock over a 12-month period.  In the first half of 2009, we repurchased 342,301 shares of our common stock for $4.4 million under this program.  Accordingly, we may purchase up to an additional $45.6 million of our common stock pursuant to this repurchase program through March 5, 2010.

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

Recent Accounting Pronouncements

On April 1, 2009, we adopted FASB FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP changed existing guidance for determining whether an impairment of debt securities is other-than-temporary.  The adoption of this FSP did not have a material impact on the company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  We adopted this FSP 157-4 in the second quarter of 2009, and the adoption did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP enhances the disclosure for certain instruments under the scope of SFAS 157.  We adopted this FSP in the second quarter of 2009.  The adoption did not have a material impact on our disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  We adopted SFAS No. 165 in the second quarter of 2009.  The adoption did not have a material impact on our financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of June 30, 2009, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Uncertainties in the Credit Markets

As discussed in Note 8 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock with a cost basis of $34.5 million that have experienced a decline in fair value to $14.7 million as of June 30, 2009.  As a result of liquidity issues in the global credit and capital markets, we may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At June 30, 2009, we had $2.7 million of receivables denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency.  At June 30, 2009, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of June 30, 2009, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at June 30, 2009 was $130.4 million.  The fair value was determined based on market prices quoted by a broker-dealer.

We believe that exposure to market risk related to interest rate fluctuations for cash and cash equivalents are not significant.  As of June 30, 2009, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $3 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $7.2 million at June 30, 2009.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.               RISK FACTORS

There are no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
 (c)   Issuer Purchases of Equity Securities.

The following table sets forth information regarding our repurchase of common stock during the quarter ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2009 to April 30, 2009	162,600	$12.92	162,600	$45,635,237

May 1, 2009 to May 31, 2009	—	—	—	45,635,237

June 1, 2009 to June 30, 2009	—	—	—	45,635,237

TOTAL	162,600	$12.92	162,600	$45,635,237

(1)
On March 6, 2009, we announced a plan (“2009 Plan”), to repurchase up to $50 million of outstanding common stock through March 5, 2010, subject to certain conditions.  During the quarter ended June 30, 2009, we repurchased 162,600 shares under the 2009 Plan.  The purchases were made in open market transactions.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of the Company was held on April 30, 2009.

(b)	Election of five directors, each serving for a three-year term ending in 2012:

Robert M. Hanisee
Votes:                     For:51,288,809
                                               Withheld:           778,682

James G. Roche
Votes:                     For:51,283,513
Withheld:          783,978

Harrison H. Schmitt
Votes:                     For:50,909,474
Withheld:         1,158,017

James R. Thompson
Votes:                     For:50,900,384
Withheld:         1,167,107

Scott L. Webster
Votes:                     For:37,289,495
Withheld:       14,777,996

Directors whose terms expire in 2010:
Edward F. Crawley
Lennard A. Fisk
Ronald T. Kadish
Garrett E. Pierce

Directors whose terms expire in 2011:
Robert J. Hermann
Janice I. Obuchowski
Frank L. Salizzoni
David W. Thompson

(c)	The following is a brief description of the other matter voted on at the meeting and the number of votes cast for, against or abstaining from the matter:

Ratification of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Votes:                      For:                                           51,504,265
Against:                                         537,442
                Abstain:                                          25,784

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

                    ORBITAL SCIENCES CORPORATION

DATED:  July 29, 2009                                                                            By:   /s/ David W. Thompson
                                           David W. Thompson
                                                           Chairman and Chief Executive Officer

DATED:  July 29, 2009                                                                            By: /s/ Garrett E. Pierce
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