Form 10-Q
period 2009-09-30
ORBITAL SCIENCES CORP /DE/
filed 2009-10-30
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of October 26, 2009, 56,838,473 shares of the registrant’s Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2009	2008
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$364,184	$328,307
Receivables, net	204,890	203,111
Inventories, net	39,636	33,434
Deferred income taxes, net	33,279	35,368
Other current assets	17,186	8,951
Total current assets	659,175	609,171
Investments	12,700	16,700
Property, plant and equipment, net	121,734	104,880
Goodwill	55,551	55,551
Deferred income taxes, net	57,028	63,206
Other non-current assets	13,930	4,387
Total assets	$920,118	$853,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$184,640	$179,658
Deferred revenues and customer advances	118,103	80,059
Total current liabilities	302,743	259,717
Long-term obligations	119,027	115,372
Other non-current liabilities	7,851	5,700
Total liabilities	429,621	380,789
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 56,832,783 and
57,499,260 shares outstanding, respectively	568	575
Additional paid-in capital	536,972	547,389
Accumulated other comprehensive loss	(2,321)	(2,813)
Accumulated deficit	(44,722)	(72,045)
Total stockholders’ equity	490,497	473,106
Total liabilities and stockholders’ equity	$920,118	$853,895

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenues	$277,092	$278,628	$842,962	$863,396
Cost of revenues	214,574	227,253	669,737	704,724
Research and development expenses	31,440	11,676	81,145	30,082
Selling, general and administrative expenses	17,496	18,699	54,513	61,112
Income from operations	13,582	21,000	37,567	67,478
Investment impairment charge	(2,000)	(1,000)	(3,300)	(11,600)
Interest income and other	577	1,763	7,990	5,601
Interest expense	(2,327)	(2,236)	(6,741)	(6,557)
Income from continuing operations before income taxes	9,832	19,527	35,516	54,922
Income tax provision	(450)	(8,080)	(8,193)	(21,302)
Income from continuing operations	9,382	11,447	27,323	33,620
Income from discontinued operations, net of taxes	—	—	—	15,918
Net income	$9,382	$11,447	$27,323	$49,538

Basic income per share:
Income from continuing operations	$0.16	$0.19	$0.47	$0.56
Income from discontinued operations	—	—	—	0.27
Net income	0.16	0.19	0.47	0.83

Diluted income per share:
Income from continuing operations	$0.16	$0.19	$0.47	$0.55
Income from discontinued operations	—	—	—	0.26
Net income	0.16	0.19	0.47	0.81

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
		(As Adjusted)
Operating Activities:
Net income	$27,323	$49,538
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax	—	(14,800)
Investment impairment charge	3,300	11,600
Depreciation expense	14,071	13,877
Deferred income taxes	7,462	15,569
Stock-based compensation and other	8,278	7,155
Changes in assets and liabilities	18,779	4,099
Net cash provided by operating activities	79,213	87,038

Investing Activities:
Capital expenditures	(28,827)	(18,865)
Net proceeds from sale of business	—	41,612
Net proceeds from sale of property	100	2,193
Sale of investment	1,138	—
Net cash (used in) provided by investing activities	(27,589)	24,940

Financing Activities:
Repurchase of common stock	(16,681)	(21,521)
Net proceeds from issuances of common stock	2,030	10,495
Tax effect of stock-based compensation	(1,096)	3,888
Net cash used in financing activities	(15,747)	(7,138)

Net increase in cash and cash equivalents	35,877	104,840
Cash and cash equivalents, beginning of period	328,307	235,822
Cash and cash equivalents, end of period	$364,184	$340,662

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

(1)  Basis of Presentation

Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis.  We have evaluated all subsequent events through October 29, 2009, the date the financial statements were issued and there are no material recognized or unrecognized subsequent events.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission.  The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Operating results for the quarter ended September 30, 2009 are not necessarily indicative of the results expected for the full year.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”) as the single source for all authoritative generally accepted accounting principles, or GAAP, recognized by the FASB. The ASC does not change GAAP and did not impact the company’s financial position or results of operations.

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

(3)  Prior Period Adjustment for Adoption of New Accounting Standard

On January 1, 2009, the company adopted new accounting guidance pertaining to convertible debt instruments that may be settled in cash upon conversion, as contained in the FASB ASC 470-20.  The new accounting guidance requires the company to separately account for the liability and equity components of its $143.8 million of 2.4375% convertible senior subordinated notes due 2027 (see Note 9).  The new accounting guidance is required to be applied retrospectively.

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

As of September 30, 2009 and December 31, 2008, the net carrying value of the convertible notes was $119.0 million and $115.4 million, respectively.  The unamortized debt discount was $24.8 million as of September 30, 2009 and $28.4 million as of December 31, 2008.

The company recorded additional interest expense of $1.2 million and $1.1 million attributable to the amortization of the debt discount in the third quarter of 2009 and 2008, respectively, and $3.7 million and $3.3 million in the first nine months of 2009 and 2008, respectively, as a result of the adoption of the new standard.  Total interest expense attributable to the convertible notes was $2.3 million and $2.2 million for the third quarter of 2009 and 2008, respectively, and $6.7 million and $6.6 million for the first nine months of 2009 and 2008, respectively.

The following table presents the adjusted line items in the accompanying income statements for the quarter and nine months ended September 30, 2008, that were adjusted as a result of the adoption of the new standard (in thousands, except per share data):

	Quarter Ended September 30, 2008
	Previously Reported	Adjustment		As Adjusted
Interest expense	$(1,107)	$(1,129)		$(2,236)
Income from continuing operations before taxes	20,656	(1,129)		19,527
Income tax provision	(8,513)	433		(8,080)
Net income	12,143	(696)		11,447

Basic net income per share	$ 0.21	$ (0.02)		$ 0.19
Diluted net income per share	0.20	(0.01	)(1)	0.19 (1)

	Nine Months Ended September 30, 2008
	Previously Reported	Adjustment		As Adjusted
Interest expense	$(3,250)	$(3,307)		$(6,557)
Income from continuing operations before taxes	58,229	(3,307)		54,922
Income tax provision	(22,571)	1,269		(21,302)
Net income	51,576	(2,038)		49,538

Basic net income per share	$ 0.88	$ (0.05)		$ 0.83
Diluted net income per share	0.85	(0.04)	(1)	0.81 (1)

(1)  Reflects the impact of the adoption of new accounting guidance contained in FASB ASC 260-10 (see Note 5).

The following table presents the adjusted line items in the accompanying balance sheet as of December 31, 2008 that were impacted by the adoption of the new standard (in thousands):

	Previously Reported	Adjustment	As Adjusted
Non-current deferred income taxes, net	$ 73,851	$(10,645)	$ 63,206
Other non-current assets	5,033	(646)	4,387
Total assets	865,186	(11,291)	853,895
Long-term obligations	143,750	(28,378)	115,372
Total liabilities	409,167	(28,378)	380,789
Additional paid-in capital	525,027	22,362	547,389
Accumulated deficit	(66,770)	(5,275)	(72,045)
Total stockholders' equity	456,019	17,087	473,106

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
Launch Vehicles:
Revenues(1)	$109,978	$111,815		$346,290	$332,096
Operating income	3,227	8,416		11,595	29,430
Identifiable assets	146,962	127,609	(2)	146,962	127,609	(2)
Capital expenditures	2,014	2,792		4,741	7,749
Depreciation	1,076	1,464		4,157	4,091
Satellites and Space Systems:
Revenues(1)	$75,650	$100,006		$279,928	$314,486
Operating income	5,709	8,060		21,243	23,507
Identifiable assets	167,459	164,119	(2)	167,459	164,119	(2)
Capital expenditures	3,735	1,912		12,199	6,981
Depreciation	2,219	2,241		6,564	6,604
Advanced Space Programs:
Revenues	$94,448	$68,608		$224,847	$220,936
Operating income	4,646	4,524		4,729	15,096
Identifiable assets	104,765	85,185	(2)	104,765	85,185	(2)
Capital expenditures	3,915	698		9,664	698
Depreciation	3	3		9	9
Corporate and Other:
Revenues(1)	$(2,984)	$(1,801)		$(8,103)	$(4,122)
Operating income	—	—		—	(555	)(3)
Identifiable assets	500,932	476,982	(2)(4)	500,932	476,982	(2)(4)
Capital expenditures	806	1,608	(3)	2,223	3,437	(3)
Depreciation	1,141	1,013	(3)	3,341	3,173	(3)
Consolidated:
Revenues	$277,092	$278,628		$842,962	$863,396
Operating income	13,582	21,000		37,567	67,478
Identifiable assets	920,118	853,895	(2)(4)	920,118	853,895	(2)(4)
Capital expenditures	10,470	7,010		28,827	18,865
Depreciation	4,439	4,721		14,071	13,877

 (1)  Corporate and other revenues are comprised solely of the elimination of intersegment sales.  Launch vehicles segment revenues include $1.9 million and $0.3 million of intersegment sales in the quarters ended September 30, 2009 and 2008, respectively, and $5.2 million and $0.7 million of intersegment sales in the nine months ended September 30, 2009 and 2008, respectively.  Satellites and space systems segment revenues include $1.0 million and $1.3 million of intersegment sales in the quarters ended September 30, 2009 and 2008, respectively, and $2.7 million and $3.0 million in the nine months ended September 30, 2009 and 2008, respectively.

(2) As of December 31, 2008.
(3) Includes amounts attributable to a former business unit that was sold in the second quarter of 2008.
(4) As adjusted (see Note 3).

(5)  Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) for income from continuing operations is as follows (in thousands, except per share amounts):

	Quarters Ended September 30,		Nine Months Ended September 30,
Numerator	2009	2008	2009	2008
Income from continuing operations	$ 9,382	$11,447	$27,323	$33,620
Percentage allocated to shareholders (1)	98.9%	98.2%	98.6%	98.2%
Numerator for basic and diluted earnings per share	$ 9,279	$$11,241	$26,940	$33,015

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	56,674	58,776	56,769	58,643
Dilutive effect of stock options	693	1,165	728	1,239
Dilutive effect of convertible notes	—	163	—	55
Denominator for diluted earnings per share	57,367	60,104	57,497	59,937

Per share income from continuing operations
Basic	$ 0.16	$ 0.19	$ 0.47	$ 0.56
Diluted	0.16	0.19	0.47	0.55

_________________________
(1) Basic weighted-average shares outstanding	56,674	58,776	56,769	58,643
Basic weighted-average shares outstanding and
unvested restricted stock units expected to vest	57,290	59,859	57,555	59,722
Percentage allocated to shareholders	98.9%	98.2%	98.6%	98.2%

In the first quarter of 2009, the company adopted new accounting guidance that requires unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share, as contained in FASB ASC 260-10.  The company’s unvested restricted stock units (“RSUs”) contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method to be used for computing EPS.  The calculation of EPS shown above excludes the income attributable to the unvested RSUs from the numerator and excludes the impact of those units from the denominator.

For the quarter and nine months ended September 30, 2008, diluted weighted-average shares outstanding included the dilutive effect of the company’s $143.8 million of 2.4375% convertible notes due 2027, which was 0.2 million shares and 0.1 million shares, respectively.  For the quarter and nine months ended September 30, 2009, diluted weighted-average shares outstanding excluded the effect of the company’s convertible notes, which were anti-dilutive.  In the quarters ended September 30, 2009 and 2008, diluted weighted-average shares outstanding excluded the effect of RSUs that were anti-dilutive.  Diluted weighted average shares outstanding excluded 0.1 million of stock options and the effect of the RSUs, both of which were anti-dilutive for the first nine months of 2009 and 2008.

(6)  Receivables

Receivables consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Billed	$64,236	$51,156
Unbilled	140,654	151,955
Total	$204,890	$203,111

As of September 30, 2009 and December 31, 2008, unbilled receivables included $17.3 million and $18.7 million, respectively, of incentive fees on certain satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  Through September 30, 2009, the company has recognized approximately $38 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met.  The company generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

Through September 30, 2009, the company has recognized approximately $30 million of estimated award fees on a contract that is subject to a final assessment at the conclusion of the contract, projected to occur in 2013.  If the final award fee assessment is different than the company’s current estimate of such fee assessment, the company will be required to record a revenue and profit adjustment.

(7)  Inventories

Total inventories were $39.6 million at September 30, 2009 and $33.4 million at December 31, 2008.  Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(8)  Investments

As of September 30, 2009, investments consisted of four auction-rate debt securities, two auction-rate equity securities and a preferred stock investment.  The amortized cost and fair value of these investments are as follows (in thousands):

	September 30, 2009			December 31, 2008
	Cost or Amortized Cost	Net Unrealized Loss	Fair Value	Cost or Amortized Cost	Net Unrealized Loss	Fair Value
Debt	$11,400	$(700)	$10,700	$12,900	$ —	$12,900
Equity	2,000	—	2,000	3,800	—	3,800
Total	$13,400	$(700)	$12,700	$16,700	$ —	$16,700

The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Debt Securities
Fair value at beginning of period	$13,100	$17,300	$12,900	$17,700
Temporary impairment (charges) credits, net	(900)	(1,800)	(700)	(800)
Other-than-temporary impairment charges	(1,500)	(100)	(1,500)	(1,500)
Net change in fair value	(2,400)	(1,900)	(2,200)	(2,300)
Fair value at end of period	$10,700	$15,400	$10,700	$15,400

Equity Securities
Fair value at beginning of period	$1,600	$5,300	$3,800	$10,300
Temporary impairment (charges) credits, net	900	100	-	4,300
Other-than-temporary impairment charges	(500)	(900)	(1,800)	(10,100)
Net change in fair value	400	(800)	(1,800)	(5,800)
Fair value at end of period	$2,000	$4,500	$2,000	$4,500

Total
Fair value at beginning of period	$14,700	$22,600	$16,700	$28,000
Temporary impairment (charges) credits, net	-	(1,700)	(700)	3,500
Other-than-temporary impairment charges	(2,000)	(1,000)	(3,300)	(11,600)
Net change in fair value	(2,000)	(2,700)	(4,000)	(8,100)
Fair value at end of period	$12,700	$19,900	$12,700	$19,900

These investments are classified as available for sale securities and non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 16 years or greater and the remaining securities have no fixed maturity.  Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through September 30, 2009, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

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

The company records other-than-temporary impairment charges with respect to equity securities based on the company’s assessment that it is likely that the fair value of the investment will not fully recover in the foreseeable future given the duration, severity and continuing declining trend of the fair value of the security, as well as the uncertain financial condition and near-term prospects of the issuer.

Effective April 1, 2009, the company adopted new accounting guidance pertaining to the recognition and presentation of other-than-temporary impairments, as contained in FASB ASC 320-10.  This new accounting guidance requires other-than-temporary impairments for debt securities to be separated into (i) the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings, and (ii) the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income.  This noncredit loss component of the impairment may only be classified in other comprehensive income if (a) the holder of the security concludes that it does not intend to sell the security, and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value.  If these conditions are not met, the noncredit loss must also be recognized in earnings.  When adopting this new accounting guidance, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.  The company determined that none of the other-than-temporary impairment charges previously recognized as of April 1, 2009 were attributable to noncredit losses; accordingly, the company did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to accumulated other comprehensive income.

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

The fair value of the company’s convertible notes at September 30, 2009 and December 31, 2008 was estimated at $132.4 million and $133.2 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer.

Credit Facility

In August 2007, the company entered into a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of the company’s assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of September 30, 2009, there were no borrowings under the Credit Facility, although $16.9 million of letters of credit were issued under the Credit Facility.  Accordingly, as of September 30, 2009, $83.1 million of the Credit Facility was available for borrowings.

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

(10)  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Net income	$9,382	$11,447	$27,323	$49,538
Temporary investment impairment
(charges) credits, net	—	(539)	(700)	4,661
Defined benefit plans, net of tax	766	(827)	1,191	(1,814)
Total comprehensive income	$10,148	$10,081	$27,814	$52,385

Accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008 was $2.3 million and $2.8 million, respectively.

(11)  Stock-Based Compensation

The following tables summarize information related to stock-based compensation transactions:

Restricted Stock Units			Stock Options
	Number of Units	Weighted Average Measurement Date Fair Value	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	877,794	$23.01	2,500,233	$9.01
Granted(1)	86,010	15.16	—	—
Exercised	—	—	(87,305)	10.33
Vested	(460,638)	21.70	—	—
Forfeited	(19,303)	22.73	(7,500)	12.15
Expired	—	—	(81,300)	27.97
Outstanding at September 30, 2009	483,863	$22.87	2,324,128 (2)	$8.29

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 2.81 years.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Stock-based compensation expense	$2.4	$2.6	$7.5	$6.6
Income tax benefit related to stock-based compensation expense	0.7	0.8	2.2	2.2
Intrinsic value of stock options exercised computed as the market price
on the exercise date less the price paid to exercise the stock options	0.1	3.3	0.4	10.4
Cash received from exercise of stock options	0.5	4.0	0.9	9.3
Tax effect of stock-based compensation transactions recorded as
credits (charges) to additional paid-in capital	(1.2)	1.5	(1.1)	3.9

As of
(in millions)	September 30, 2009
Shares of common stock available for grant under stock-based incentive plans	1.6
Aggregate intrinsic value of restricted stock units that are expected to vest	$7.2
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 1.61 years	8.8
Aggregate intrinsic value of stock options outstanding, all fully vested	15.6

(12)  Research and Development

In the first quarter of 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo to the International Space Station.  Under the agreement, NASA has agreed to pay the company $170 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $285 million.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses.  In the quarter and nine months ended September 30, 2009, $28.7 million and $66.2 million, respectively, of costs were incurred on the COTS program, $16.0 million and $42.3 million, respectively, of which were proportionally offset by NASA funding, resulting in net research and development expenses of $12.7 million and $23.9 million, respectively, recorded by the company.  Through September 30, 2008, $10.0 million of research and development costs were incurred on the COTS program, $8.9 million of which were funded by NASA.  As of September 30, 2009 and December 31, 2008, deferred revenue and customer advances on the accompanying balance sheet included $54.3 million and $37.4 million, respectively, of cash received from NASA that had not yet been recognized as an offset to research and development expenses.

(13)  Income Taxes

The company’s annual effective income tax rate was 23.1% and 38.8% for the first nine months of 2009 and 2008, respectively.  The tax provision in the third quarter of 2009 includes an approximately $3 million favorable adjustment as a result of an increase in estimated research and development tax credits.

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

The company’s launch vehicles and advanced space programs business units are jointly engaged in a major product development program of a medium-capacity rocket called Taurus II that could substantially increase the payload capacity of the company’s space launch vehicle platforms.  Approximately $17.3 million and $9.4 million of the research and development expenses in the third quarter of 2009 and 2008, respectively, and $52.1 million and $21.1 million in the first nine months of 2009 and 2008, respectively, were attributable to the Taurus II program.  The company believes that it will continue to incur significant research and development expenses in 2009 and 2010 on the Taurus II development effort.

The majority of the company’s revenues are attributable to contracts with the U.S. Government and we believe that a majority of our research and development expenses are recoverable and billable under such contracts.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company is currently engaged in discussions with U.S. Government agencies regarding the allowability of certain research and development costs incurred during 2009 in connection with the company’s Taurus II development program.  The company believes that such costs are allowable, although the U.S. Government has not yet made a determination.  During the first nine months of 2009, the company incurred $32.0 million of expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

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

Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2009 and 2008

Prior Period Adjustment For Adoption of New Accounting Standard - As discussed in Note 3 to the accompanying financial statements, our 2008 financial statements have been adjusted as required for the adoption of a new accounting standard pertaining to our convertible debt.  As a result of the new accounting standard, we recorded additional non-cash interest expense of $1.2 million and $1.1 million in the third quarter of 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, we recorded additional non-cash interest expense of $3.7 million and $3.3 million, respectively.

Revenues - Our consolidated revenues were $277.1 million in the third quarter of 2009, a decrease of $1.5 million, or 1%, compared to the third quarter of 2008.  The decrease in revenue was primarily due to decreased contract activity on communications satellite programs and missile defense programs, substantially offset by increased contract activity on the Commercial Resupply Services (“CRS”) program awarded by the National Aeronautics and Space Administration (“NASA”) in December 2008.

Our consolidated revenues were $843.0 million in the first nine months of 2009, a decrease of $20.4 million, or 2%, compared to the first nine months of 2008.  The decrease in revenue was largely due to decreased contract activity on communications satellite programs and the Orion human spaceflight program partially offset by increased contract activity on the CRS program and national security satellite programs.

Operating Income - Operating income decreased $7.4 million, or 35%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a $4.0 million increase in unrecovered Taurus II launch vehicle research and development expenses and a $2.4 million decrease in satellites and space systems segment operating income.  Our research and development expenses are generally recoverable under contracts with the U.S. Government.  For competitive reasons, we have established a self-imposed ceiling on the amount of research and development costs that we would recover under our U.S. Government contracts, although we believe that such costs would otherwise be allowable and recoverable.  In the third quarters of 2009 and 2008, our operating income was reduced by $7.0 million and $3.0 million, respectively, of unrecovered research and development expenses that exceeded our self-imposed ceiling on such costs.

Operating income decreased $29.9 million, or 44%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to a $13.1 million increase in unrecovered Taurus II launch vehicle research and development expenses and a $10.4 million decrease in advanced space programs operating income, both in the first nine months of 2009, and a $4.0 million favorable profit adjustment recorded in the second quarter of 2008 in connection with the closure of a U.S. Government investigation.  In the first nine months of 2009 and 2008, our operating income was reduced by $20.1 million and $7.0 million, respectively, of unrecovered research and development expenses that exceeded our self-imposed ceiling on such costs.

Research and Development Expenses - Research and development expenses are comprised of our product research and development activities.  Our research and development expenses were $31.4 million, or 11% of revenues, in the third quarter of 2009, a $19.7 million increase compared to $11.7 million, or 4% of revenues, in the third quarter of 2008.  For the first nine months of 2009, research and development expenses totaled $81.2 million, or 10% of revenues, a $51.1 million increase compared to $30.1 million, or 3% of revenues, in the first nine months of 2008.  In each period, these increases were primarily due to our Taurus II launch vehicle development program and the Commercial Orbital Transportation Services (“COTS”) demonstration mission discussed below.

Our launch vehicles and our advanced space programs business units are jointly engaged in a major product development program of a medium-capacity rocket called Taurus II that could substantially increase the payload capacity of our space launch vehicle platforms.  Approximately $17.3 million and $9.4 million of the research and development expenses in the third quarter of 2009 and 2008, respectively, and $52.1 million and $21.1 million in the first nine months of 2009 and 2008, respectively, were attributable to the Taurus II program.  We believe that we will continue to incur significant research and development expenses on the Taurus II development effort in the remainder of 2009 and through 2010.

The majority of our revenues are attributable to contracts with the U.S. Government and we believe that a majority of our research and development expenses are recoverable and billable under such contracts.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We are currently engaged in discussions with U.S. Government agencies regarding the allowability of research and development costs incurred during 2009 in connection with our Taurus II development program.  We believe that such costs are allowable, although the U.S. Government has not yet made a determination.  During the third quarter and first nine months of 2009, we incurred $10.3 million and $32.0 million, respectively, of expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

In the first quarter of 2008, we entered into an agreement with NASA to design, build and demonstrate the new COTS space transportation system that will have the capability to deliver cargo and supplies to the International Space Station.  Under the agreement, NASA has agreed to pay us $170 million in cash milestone payments, partially funding our project costs which are currently estimated to be approximately $285 million.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses.  In the quarter and first nine months ended September 30, 2009, $28.7 million and $66.2 million, respectively, of costs were incurred on the COTS program, $16.0 million and $42.3 million, respectively, of which were proportionally offset by NASA funding, resulting in net research and development expenses of $12.7 million and $23.9 million, respectively, recorded by us.  Through September 30, 2008,

$10.0 million of research and development costs were incurred on the COTS program, $8.9 million of which were funded by NASA.  The net research and development expenses in 2009 and 2008 have been recorded as allowable costs under U.S. Government contracts.  As of September 30, 2009 and December 31, 2008, deferred revenue and customer advances on the accompanying balance sheet included $54.3 million and $37.4 million, respectively, of cash received from NASA that had not yet been recognized as an offset to research and development expenses.

Investment Impairment Charge - We recorded an other-than-temporary impairment charge of $2.0 million in the third quarter of 2009 and $3.3 million in the first nine months of 2009 to record the reduction in fair value of our investments.

Interest Income and Other - Interest income and other was $0.6 million in the third quarter of 2009, compared to $1.8 million in the third quarter of 2008.  This decrease was primarily due to a reduction in interest income resulting from lower interest rates on our short-term cash investments.

Interest income and other increased to $8.0 million in the first nine months of 2009, compared to $5.6 million in the first nine months of 2008.  This increase is attributable to a $5.3 million insurance recovery recorded in connection with the launch failure of our Taurus XL rocket in February 2009 and a $1.1 million gain recognized on the sale of an investment in the second quarter of 2009.  These increases were partially offset by a decrease in interest income resulting from lower interest rates on our short-term cash investments.

Interest Expense - Interest expense was $2.3 million and $2.2 million in the third quarter of 2009 and 2008, respectively, and was $6.7 million and $6.6 million in the first nine months of 2009 and 2008, respectively, attributable to our $143.8 million of long-term debt.

Income Taxes - We recorded an income tax provision of $0.5 million and $8.1 million in the third quarter of 2009 and 2008, respectively, and $8.2 million and $21.3 million in the first nine months of 2009 and 2008, respectively.  Our annual effective income tax rate was 23.1% and 38.8% for the first nine months of 2009 and 2008, respectively.  The decrease in the effective income tax rate was due to an increase in research and development tax credits in 2009.  Additionally, the tax provision in the third quarter of 2009 includes an approximately $3 million favorable adjustment as a result of an increase in estimated research and development tax credits.

Income from Discontinued Operations - In June 2008, we sold our transportation management systems (“TMS”) business unit and we recognized a $24.1 million pretax gain, or $14.8 million after-tax, reported in discontinued operations in 2008.  The after-tax income from operations related to TMS was $15.9 million in the first nine months of 2008.

Net Income - Our net income for the third quarter of 2009 was $9.4 million, or $0.16 diluted earnings per share, compared to $11.4 million, or $0.19 diluted earnings per share in the third quarter of 2008.

Our net income for the first nine months of 2009 was $27.3 million, or $0.47 diluted earnings per share, compared to income from continuing operations of $33.6 million, or $0.55 diluted earnings per share in the first nine months of 2008.  Net income in the first nine months of 2008, including income from discontinued operations, was $49.5 million, or $0.81 diluted earnings per share.

Segment Results for the Quarters and Nine Months Ended September 30, 2009 and 2008

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

Launch Vehicles

Launch vehicles segment operating results were as follows:

	Third Quarter			First Nine Months
(in thousands, except percentages)	2009	2008	% Change	2009	2008	% Change
Revenues	$109,978	$111,815	(2%)	$346,290	$332,096	4%
Operating income	3,227	8,416	(62%)	11,595	29,430	(61%	)
Operating margin	2.9%	7.5%		3.3%	8.9%

        Segment Revenues - Launch vehicles segment revenues decreased $1.8 million, or 2%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to decreased activity on missile defense interceptor launch vehicles contracts, largely offset by an increase in space launch vehicle revenues that was driven by activity on the CRS contract awarded by NASA in December 2008.  Interceptor launch vehicles revenues decreased primarily due to the termination of the Kinetic Energy Interceptor (“KEI”) program in the second quarter of 2009.  Our interceptor launch vehicle programs accounted for 44% and 54% of total launch vehicles segment revenues in the third quarter of 2009 and 2008, respectively.

Launch vehicles segment revenues increased $14.2 million, or 4%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to increased activity on missile defense interceptor launch vehicle programs and space launch vehicle programs partially offset by a decrease in suborbital program revenues in 2009 and a one-time revenue adjustment in 2008.  Interceptor launch vehicles revenues increased $6.7 million primarily due to an increase in contract activity on our Ground-based Midcourse Defense (“GMD”) program in 2009, partially offset by lower KEI program revenues due to the contract termination discussed above.  Interceptor launch vehicle contracts accounted for 51% of total launch vehicles segment revenues in the first nine months of both 2009 and 2008.  Space launch vehicle program revenues increased $9.2 million primarily due to increases in Minotaur space launch program and CRS contract activity.  Suborbital revenues decreased primarily due to a decline in contract activity on target launch vehicle programs.  Launch vehicles segment revenues for the first nine months of 2008 included a one-time $4.0 million favorable revenue adjustment related to the closure of a U.S. Government investigation.

Segment Operating Income - Launch vehicles segment operating income decreased $5.2 million, or 62%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a $4.0 million increase in unrecovered Taurus II launch vehicle research and development expenses and cost increases on space launch vehicle programs due to anticipated launch delays.  Operating income from interceptor launch vehicles contracts was $7.4 million in the third quarter of 2009 compared to $7.2 million in the third quarter of 2008.

Launch vehicles segment operating income declined $17.8 million, or 61%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to (i) a $13.1 million increase in unrecovered Taurus II launch vehicle research and development expenses, (ii) a $4.0 million profit adjustment recorded in the second quarter of 2008 in connection with the closure of a U.S. Government investigation and (iii) lower space launch vehicles operating income.  The reduction in space launch vehicles operating income was largely due to cost increases in 2009 associated with an anticipated launch delay in one of our programs and a Taurus XL launch failure that occurred in February 2009.  Partially offsetting these decreases was an increase in interceptor launch vehicles operating income primarily attributable to increased activity on our GMD program and favorable profit adjustments in connection with the KEI contract termination discussed above.  Operating income from interceptor launch vehicles contracts was $24.1 million and $20.4 million in the first nine months of 2009 and 2008, respectively.

Segment operating margins were lower in the third quarter and first nine months of 2009 due to the increase in unrecovered research and development expenditures and cost increases resulting in lower margins on space launch vehicle programs in 2009 and the impact of the $4.0 million profit adjustment recorded in the second quarter of 2008 in connection with the closure of a U.S. Government investigation.

Satellites and Space Systems
Satellites and space systems segment operating results were as follows:

	Third Quarter				First Nine Months
(in thousands, except percentages)	2009	2008	% Change		2009	2008	% Change
Revenues	$75,650	$100,006	(24%	)	$279,928	$314,486	(11%	)
Operating income	5,709	8,060	(29%	)	21,243	23,507	(10%	)
Operating margin	7.5%	8.1%			7.6%	7.5%

Segment Revenues - Satellites and space systems segment revenues decreased $24.4 million, or 24%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to decreased activity on communications satellite contracts as a result of the substantial completion of certain satellites.  Communications satellite revenues accounted for 67% and 72% of total segment revenues in the third quarter of 2009 and 2008, respectively.

Satellites and space systems segment revenues decreased $34.6 million, or 11%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to decreased activity on communications satellite contracts as a result of the substantial completion of certain satellites.  Communications satellite revenues accounted for 72% and 74% of total segment revenues in the first nine months of 2009 and 2008, respectively.

Segment Operating Income - Satellites and space systems segment operating income decreased $2.4 million, or 29%, in the third quarter of 2009 compared to the third quarter of 2008.  The decrease was primarily due to the reduction in revenues mentioned above.  In addition, the third quarter of 2009 includes the effect of the delay of a science satellite as well as the substantial completion of a relatively high profit margin technical services program.  Communications satellite contracts accounted for 78% and 66% of total segment operating income in the third quarter of 2009 and 2008, respectively.

Satellites and space systems segment operating income decreased $2.3 million, or 10%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to the decrease in contract activity on communications satellite programs, the effect of the science satellite delay and substantial completion of the technical services program mentioned above, and the impact of a favorable $1.1 million adjustment in 2008 pertaining to the settlement of a technology satellite contract dispute.  Communications satellite contracts accounted for 74% and 69% of total segment operating income in the first nine months of 2009 and 2008, respectively.

Segment operating margin decreased in the third quarter of 2009 due to lower profit margins on certain science and technology satellite programs.  Segment operating margin increased in the first nine months of 2009 due to margin improvements on our communications satellite contracts partially offset by the effect of the favorable $1.1 million adjustment in 2008 discussed above.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	Third Quarter			First Nine Months
(in thousands, except percentages)	2009	2008	% Change	2009	2008	% Change
Revenues	$94,448	$68,608	38%	$224,847	$220,936	2%
Operating income	4,646	4,524	3%	4,729	15,096	(69%	)
Operating margin	4.9%	6.6%		2.1%	6.8%

Segment Revenues - Advanced space programs segment revenues increased $25.8 million, or 38%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to an increase in activity on the CRS contract awarded by NASA in December 2008, partially offset by a decrease in activity on the Orion program. The Orion program accounted for 30% and 61% of total segment revenues in the third quarter of 2009 and 2008, respectively.

Advanced space programs segment revenues increased $3.9 million, or 2%, during the first nine months of 2009 compared to the first nine months of 2008 primarily due to an increase in activity on the CRS contract and national security satellite programs, substantially offset by a reduction in contract activity on the Orion program.  The Orion program accounted for 42% and 73% of total segment revenues in the first nine months of 2009 and 2008, respectively.

Segment Operating Income - Advanced space programs segment operating income increased marginally in the third quarter of 2009 compared to the third quarter of 2008 primarily due to the increase in revenues on the CRS program mentioned above, partially offset by a reduction in Orion program activity.

Advanced space programs segment operating income decreased $10.4 million, or 69%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to the reduction in Orion program activity, cost increases on certain national security satellite programs in the first half of 2009, and legal fees of approximately $1 million incurred in connection with a bid protest of the CRS contract.  The protest was denied by the U.S. Government Accountability Office during the second quarter of 2009 and the award to Orbital was upheld.  In the third quarter of 2009, the same protestor filed a substantially similar bid protest with the U.S. Court of Federal Claims.  We are continuing to perform work under this contract in accordance with its terms.

This segment’s operating margin decreased significantly in the third quarter and first nine months of 2009 primarily due to cost increases on certain national security satellite programs.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intercompany revenues.  There was no corporate and other operating income in 2009.  Corporate and other operating income in 2008 consisted solely of corporate general and administrative expenses associated with a discontinued business unit that was sold in the second quarter of 2008.

Backlog

Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.  Our firm backlog was approximately $1.5 billion and $2.1 billion at September 30, 2009 and December 31, 2008, respectively.  While there can be no assurance, we expect to convert approximately $250 million of the September 30, 2009 firm backlog into revenue during the remainder of 2009.

Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.  The termination for convenience of the KEI program in the second quarter of 2009 resulted in a $695 million reduction in total backlog.  Total backlog was approximately $4.8 billion at September 30, 2009 and $5.9 billion at December 31, 2008.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow from operating activities in the first nine months of 2009 was $79.2 million as compared to $87.0 million in the first nine months of 2008.  The decrease in operating cash flows reflects the effect of lower operating income in 2009 partially offset by an increase in the net effect of changes in working capital and certain other assets and liabilities.  In the first nine months of 2009, deferred revenues and customer advances increased $38.0 million primarily due to cash proceeds received in advance of contract performance, primarily on the CRS and COTS programs.

Cash Flow from Investing Activities

Cash flow used in investing activities in the first nine months of 2009 was $27.6 million as compared to $24.9 million of cash flow provided by investing activities in the first nine months of 2008.  In the first nine months of 2009, we spent $28.8 million for capital expenditures, as compared to $18.9 million in the first nine months of 2008.  In 2008, we received net proceeds of $41.6 million from the sale of our TMS business unit.

Cash Flow from Financing Activities

During the first nine months of 2009, we repurchased and retired 1.2 million shares of our common stock at a cost of $16.7 million.  During the first nine months of 2008, we repurchased and retired 0.9 million shares of our common stock at a cost of $21.5 million.  Also during the first nine months of 2009 and 2008, we received $2.0 million and $10.5 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.

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

Credit Facility - We have a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At our election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of our assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of September 30, 2009, there were no borrowings under the Credit Facility, although $16.9 million of letters of credit were issued under the Credit Facility.  Accordingly, as of September 30, 2009, $83.1 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of September 30, 2009, we were in compliance with all of these covenants.

Available Cash and Future Funding

At September 30, 2009, we had $364.2 million of unrestricted cash and cash equivalents.  Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next twelve months.  However, there can be no assurance that this will be the case.  We believe that we will continue to incur significant costs as well as capital expenditures in 2009 through 2010 on the Taurus II and COTS research and development programs.  Our ability to incur additional debt is limited by the terms of our Credit Facility.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could materially adversely affect our liquidity and results of operations.

As discussed in Note 8 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock with an initial cost basis of $34.5 million that have experienced a significant decline in fair value.  Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate these investments in the foreseeable future.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

In March 2009, our Board of Directors authorized a program for the purchase of up to $50 million of our outstanding common stock over a 12-month period.  In the first nine months of 2009, we repurchased 342,301 shares of our common stock for $4.4 million under this program.  We may purchase up to an additional $45.6 million of our common stock pursuant to this repurchase program through March 5, 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of September 30, 2009, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Uncertainties in the Credit Markets

As discussed in Note 8 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock with a cost basis of $34.5 million that have experienced a decline in fair value to $12.7 million as of September 30, 2009.  As a result of ongoing liquidity issues in the global credit and capital markets, we may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At September 30, 2009, we had $2.2 million of receivables denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency.  At September 30, 2009, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of September 30, 2009, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at September 30, 2009 was $132.4 million.  The fair value was determined based on market prices quoted by a broker-dealer.

We believe that our exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant.  As of September 30, 2009, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $3 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $7.7 million at September 30, 2009.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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

ORBITAL SCIENCES CORPORATION

DATED: October 29, 2009	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: October 29, 2009	By:	/s/ Garrett E. Pierce
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