Form 10-K
period 2009-12-31
ORBITAL SCIENCES CORP /DE/
filed 2010-02-26
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 1-14279
_______________________
ORBITAL SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1209561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21839 Atlantic Boulevard Dulles, Virginia 20166 (Address of principal executive offices) (703) 406-5000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2009 was approximately $846,800,000.

The registrant has no non-voting common equity.

As of February 22, 2010, 56,955,463 shares of the registrant’s Common Stock were outstanding.

Portions of the registrant’s definitive proxy statement to be filed on or about March 9, 2010 are incorporated by reference in Part III of this report.

Item		Page
	PART I
Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 4A.	Executive Officers of the Registrant	18

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72
Item 9A.	Controls and Procedures	72
Item 9B.	Other Information	72

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	73
Item 11.	Executive Compensation	73
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions, and Director Independence	75
Item 14.	Principal Accounting Fees and Services	75

	PART IV
Item 15.	Exhibits and Financial Statement Schedule	76

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

Our primary products and services include the following:

•
Launch Vehicles.  Rockets that are used as interceptor and target vehicles for missile defense systems, small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•
Satellites and Space Systems.  Small- and medium-class spacecraft that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, carry out interplanetary and other deep-space exploration missions, enable national security applications, collect imagery and other remotely-sensed data about the Earth and to demonstrate new space technologies.

•
Advanced Space Programs.  Human-rated space systems for Earth-orbit and lunar exploration, and small satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

Our general strategy is to develop and expand a core integrated business of space and launch systems technologies and products, focusing on the design and manufacture of affordable rockets, satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors.  Another part of our strategy is to seek customer contracts that will fund new product development and enhancements to our existing launch vehicle and space systems product lines.  As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small- and medium-class rockets and space systems, we believe we are well positioned to capitalize on the demand for more affordable space-technology systems in missile defense, space-based military and intelligence operations, and commercial satellite communications programs, and to take advantage of government-sponsored initiatives for human space exploration, space-based scientific research and interplanetary exploration.

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

Available Information

We maintain an Internet website at www.orbital.com.  In addition to news and other information about our company, we make available on or through the Investor Relations section of our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

At the Investor Relations section of our website, we have a Corporate Governance page that includes, among other things, copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each standing committee of our Board of Directors, including the Audit and Finance Committee, the Corporate Governance and Nominating Committee and the Human Resources and Compensation Committee.

Printed copies of all of the above-referenced reports and documents may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters, by telephone at (703) 406-5543 or by e-mail at investor.relations@orbital.com.  All of the above-referenced reports and documents are available from us free of charge.

Description of Orbital’s Products and Services

Our products and services are grouped into three reportable business segments that are described below: launch vehicles, satellites and space systems, and advanced space programs.  Our business is not seasonal.  Customers that accounted for 10% or more of our consolidated revenues in 2009 were DoD, Intelsat, Ltd., Lockheed Martin Corporation (“Lockheed Martin”), NASA and The Boeing Company (“Boeing”).  Customers that accounted for 10% or more of our consolidated revenues in 2008 and 2007 were DoD, Lockheed Martin, NASA, SES S.A. and Boeing.

Launch Vehicles.  Our launch vehicles segment is involved in developing and producing interceptor launch vehicles, target launch vehicles and space launch vehicles.

Interceptor Launch Vehicles.  We develop and produce rockets that are used as interceptor launch vehicles for missile defense systems, including interceptor boosters that carry “kill vehicles” designed to defend against ballistic missile attacks.  Pursuant to a contract with Boeing, we are the sole supplier of operational and test interceptor boosters for the U.S. Missile Defense Agency’s (“MDA”) Ground-based Midcourse Defense (“GMD”) program, for which our interceptor boost vehicle, a modified version of our Pegasus rocket, is being used as a major operational element in the U.S. national missile defense system.  During 2009, we delivered five GMD boost vehicles.

Target Launch Vehicles.  We design and produce target launch vehicles used in the development and testing of missile defense systems.  Our target launch vehicles include suborbital rockets and their principal subsystems, as well as payloads carried by such vehicles.

Various branches and agencies of the U.S. military, including MDA, use our target launch vehicles as targets for defense-related applications such as ballistic missile interceptor testing and related experiments.  These rockets are programmed to simulate incoming enemy missiles, offering an affordable and reliable means to test advanced missile defense systems.  Our family of targets extends from long-range ballistic target launch vehicles, which include targets for testing MDA’s GMD system, to medium- and short-range target vehicles designed to simulate threats to U.S. and allied military forces deployed in overseas theaters.  We have also developed a short-range supersonic sea-skimming target that flies just above the ocean’s surface and is currently being used by the U.S. Navy.  In 2009, we performed a total of three target launch missions.

Space Launch Vehicles.  We develop and produce small-class launch vehicles that place satellites weighing up to 4,000 lbs. into low-Earth orbit, including the Pegasus, Taurus and Minotaur space launch vehicles that are used by commercial, civil government and military customers.  Our Pegasus launch vehicle is launched from our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit.  The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads to orbit.  The ground-launched Minotaur launch vehicle family combines Minuteman II and Peacekeeper ballistic missile rocket motors with our Pegasus and Taurus technology.  In 2009, we carried out one successful Minotaur mission while our Taurus rocket experienced a launch failure.

We are engaged in a major new product development effort.  We are developing the Taurus II medium-capacity rocket, that will increase the payload capacity of our space launch vehicles to approximately 12,000 lbs.  We are marketing the vehicle to U.S. Government and commercial customers.  We expect that the Taurus II launch vehicle will be ready for its inaugural launch in 2011.

Satellites and Space Systems.  Our satellites and space systems segment is involved in developing and producing communications satellites, science and technology satellites, and related subsystems, and we provide space technical services.

Communications Satellites.  We design and manufacture small geosynchronous-Earth orbit (“GEO”) satellites that provide cable and direct-to-home television distribution, business data network connectivity, regional mobile telephony and other space-based communications services.

      Science and Technology Satellites.  Our small- and medium-class low-Earth orbit and other spacecraft are used to conduct space-related scientific research, carry out interplanetary and other deep-space exploration missions, collect imagery and other remotely-sensed data about the Earth, enable national security applications, and to demonstrate new space technologies.

Space Technical Services.  We provide advanced space systems and subsystems, including satellite command and data handling, attitude control and structural subsystems and a broad range of space-related technical services, including analytical, engineering and production services for space-related science and defense programs.

During 2009, our satellite deliveries included four communications satellites for commercial customers and one scientific satellite for NASA.  Also, in 2009 we provided mission management services and space support equipment for the Hubble Space Telescope servicing mission and delivered three space systems which are used in cargo transportation to the International Space Station (“ISS”).

Advanced Space Programs.  Our advanced space programs segment is involved in developing and producing human-rated space systems and satellites and related subsystems primarily used for national security space programs.

Human-Rated Space Systems.  We design and manufacture advanced human-rated systems to be used in Earth orbit, planetary exploration and other space missions.  In 2008, under the Commercial Orbital Transportation Services (“COTS”) research and development program, we entered into an agreement with NASA to design, build and demonstrate a new space transportation system that has the capability to deliver cargo and supplies to the ISS.  This system will include a new advanced maneuvering spacecraft called Cygnus that will be launched on the Taurus II launch vehicle and will autonomously rendezvous with the ISS to deliver cargo to the astronauts on board.  We expect the COTS demonstration to occur in 2011.  Also in 2008, under the ISS Commercial Resupply Services (“CRS”) program, NASA entered into a contract with us to perform eight cargo transportation missions to the ISS between 2011 and 2015.

We are also a member of the industry team selected by NASA to design and build the Orion crew exploration spacecraft conceived to succeed the Space Shuttle in transporting humans to space.  Our principal role is to design, develop and manufacture the launch abort system to allow the astronaut crew to escape in the event of an in-flight failure of the Orion launch vehicle.

National Security Space Systems. We develop and produce small satellites and satellite subsystems used primarily for national security space missions and related technology demonstration programs.

Competition

We believe that competition for sales of our products and services is based primarily on performance and technical features, reliability, price, delivery schedule and our ability to customize our products to meet particular customer needs, and we believe that we compete favorably on the basis of these factors.  The table below identifies the entities we believe to be our primary competitors for each major product line.

Product Line	Competitors
Interceptor launch vehicles	Lockheed Martin Corporation Raytheon Company
Target launch vehicles	Alliant Techsystems Inc. L-3 Communications, Inc. Lockheed Martin Corporation Northrop Grumman Corporation Space Vector Corporation
Space launch vehicles
Russian, Indian, Israeli and Chinese launch vehicles could represent competition for commercial, as opposed to U.S. Government, launches
Space Exploration Technologies Corp.
United Launch Alliance (a joint venture between Lockheed Martin Corporation and The Boeing Company)

Communications satellites
Antrix Corporation Limited, the commercial arm of India’s Space Research Organization
EADS Astrium
Lockheed Martin Corporation
Loral Space & Communications Inc.
Reshetnev Company - Information Satellite Systems
Thales Alenia Space
The Boeing Company

Science, technology and national security satellites	Alliant Techsystems Inc. Ball Aerospace and Technologies Corp. General Dynamics Corporation Lockheed Martin Corporation Northrop Grumman Corporation The Boeing Company

Space technical services
ASRC Federal Holding Company, a subsidiary of Arctic Slope Regional Corporation
Earth Resources Technology Inc.
Honeywell Technology Solutions Inc.
Jacobs Engineering Group Inc.
Lockheed Martin Corporation
MEI Technologies, Inc.
Northrop Grumman Corporation
Science Applications International Corporation
Stinger Ghaffarian Technologies, Inc.

ISS cargo transportation services	European Space Agency Japan Aerospace Exploration Agency Russian Federal Space Agency Space Exploration Technologies Corp.

Many of our competitors are larger and have substantially greater resources than we do.  Further, it is possible that other domestic or foreign companies or governments, some with greater experience in the space and defense industry and many with greater financial resources than we possess, will seek to provide products or services that compete with ours.  Any such foreign competitor could benefit from subsidies from, or other protective measures by, its home country.

Research and Development

We invest in product-related research and development to conceive and develop new products and to enhance existing products.  Our research and development expenses totaled approximately $109.8 million, $51.4 million and $15.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The increase in research and development expenses for 2009 was primarily related to our Taurus II launch vehicle development program and the COTS program.

Patents and Proprietary Rights

We rely in part on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage, particularly with respect to our launch vehicle and satellite products.  While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business, taken as a whole.

Components and Raw Materials

We purchase a significant percentage of our subassemblies and instruments from domestic and foreign suppliers.  We also obtain from the U.S. Government parts and equipment that are used in the production of our products or in the provision of our services.  Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available, although we could incur increased costs and possible delays in securing alternative sources of supply.  We rely upon sole source suppliers for rocket motors and engines used on our launch vehicles.  While we believe that alternative sources for rocket motors and engines would be available, the inability of our current suppliers to provide us with motors and engines could result in significant program delays, expenses and loss of revenues.

U.S. Government Contracts

During 2009, 2008 and 2007, approximately 78%, 73% and 68%, respectively, of our total annual revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with other U.S. Government prime contractors.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.

Our major contracts with the U.S. Government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts.  Approximately 79% and 21% of our revenues from U.S. Government contracts in 2009 were derived from cost-reimbursable contracts and fixed-price contracts, respectively.  Under cost-reimbursable contracts, we recover our actual allowable costs incurred, allocable indirect costs and a fee consisting of (i) a base amount that is fixed at the inception of the contract and/or (ii) an award amount that is based on the customer’s evaluation of our performance in terms of the criteria stated in the contract.  Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts.  Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract.  Therefore, we bear the risk of loss if costs increase, although some of this risk may be passed on to subcontractors.  Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs.  Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.

As noted above, we derive a significant portion of our revenues from U.S. Government contracts, which are dependent on continued political support and funding.  All our U.S. Government contracts and, in general, our subcontracts with other U.S. Government prime contractors provide that such contracts may be terminated for convenience at any time by the U.S. Government or the prime contractor, respectively.  Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production.  In the event of a termination for convenience, contractors generally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss.  For a more detailed description of risks relating to the U.S. Government contract industry, see “Item 1A - Risk Factors.”

A portion of our business is classified for national security purposes by the U.S. Government and cannot be specifically described.  The operating results of these classified programs are included in our consolidated financial statements.  The business risks associated with classified programs, as a general matter, do not differ materially from those of our other U.S. Government contracts.

Regulation

Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. Government and, in certain circumstances, the governments of other countries.  Commercial space launches require licenses from the U.S. Department of Transportation (“DoT”) and operation of our L-1011 aircraft requires licenses from certain agencies of the DoT, including the Federal Aviation Administration.  Launches of our Taurus II rocket, which will use modified Russian engines, require a Russian government license.  Our classified programs require that we and certain of our employees maintain appropriate security clearances.  We also require export licenses from the U.S. Department of State (“DoS”), the U.S. Department of Commerce (“DoC”) and, occasionally, the governments of other countries with respect to transactions we have with foreign customers or foreign subcontractors.

Contract Backlog

Our firm backlog was approximately $1.89 billion at December 31, 2009 and approximately $2.11 billion at December 31, 2008.  While there can be no assurance, we expect to convert approximately $1.10 billion of the 2009 year-end firm backlog into revenues during 2010.

Our firm backlog as of December 31, 2009 included approximately $1.32 billion of contracts with the U.S. Government and its agencies or from subcontracts with prime contractors of the U.S. Government.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.  Firm backlog from U.S. Government contracts at December 31, 2009 included total funded orders of about $620 million and orders not yet funded of about $700 million.  Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations.  Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause, which could result in a reduction in backlog.

Total backlog was approximately $4.9 billion at December 31, 2009.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Employees

As of February 22, 2010, Orbital had approximately 3,100 permanent employees.  None of our employees is subject to collective bargaining agreements.  We believe our employee relations are good.

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

The majority of our total annual revenues and our firm backlog at December 31, 2009 was derived from U.S. Government contracts.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis and are subject to uncertain future funding levels.  Furthermore, our direct and indirect contracts with the U.S. Government may be terminated or suspended by the U.S. Government or its prime contractors at any time, with or without cause.  There can be no assurance that U.S. Government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges that could have a materially adverse effect on our financial condition and results of operations.  A decline in U.S. Government support and funding for human space initiatives and key missile defense and other space programs could have a material adverse effect on our financial condition and results of operations.

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

U.S. Government agencies, including the Defense Contract Audit Agency (“DCAA”) and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.  Charging practices relating to labor, research and development, and other costs that may be charged directly or indirectly to U.S. Government contracts are often scrutinized to determine that such costs are allowable under U.S. Government contracts and furthermore that such costs are reasonable.  Any costs determined to be unallowable or unreasonable may not be reimbursed, and such costs already reimbursed may be subject to repayment.  If the amount of such costs were significant, our results of operations and financial condition could be materially adversely affected.  For example, we expect to recover a significant portion of our research and development expenses, including those related to the Taurus II development program, through billings under certain of our government contracts in accordance with applicable regulations.  We are currently engaged in discussions with the DCAA regarding the allowability and recoverability of the Taurus II expenses.  Our inability to recover a significant portion of such expenses could materially adversely affect our financial condition and results of operations.

The above-mentioned agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, accounting and information systems.  Adverse findings relating to our systems could impact our ability to win new U.S. Government contract awards or option exercises.

Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention.  Also, if an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.  In addition, we could suffer serious reputational harm if allegations of impropriety were to be made against us.

Termination of our backlog of orders could negatively impact our revenues.

All of our direct and indirect contracts with the U.S. Government or its prime contractors may be terminated or suspended at any time, with or without cause, for the convenience of the government.  U.S. Government contract awards also may be subject to bid protests, which may result in a contract award being rescinded or subject to reprocurement.  Our commercial satellite contracts also give the customer the right to unilaterally terminate the contract.  For these reasons, we cannot assure you that our backlog will ultimately result in revenues.

We use estimates in accounting for many contracts.  Changes in our estimates could materially adversely affect our future financial results.

Contract accounting requires judgments relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues.  Due to the nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables.  For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials.  Incentives, penalties and award fees related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance.

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

Some of our satellite contracts provide for performance-based payments to be made to us after the satellite is in-orbit over periods that may be as long as 15 years.  Additionally, some satellite contracts require us to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  Certain launch contracts have payments contingent upon a successful launch.  While our practice is generally to procure insurance policies that we believe would indemnify us for satellite and launch success incentive fees that are not earned and for performance refund obligations, insurance may not continue to be available on economical terms, if at all.  Further, we may elect not to procure insurance.  In addition, some of our satellite and launch contracts require us to pay penalties in the event that satellites are not delivered, or a launch does not occur, on a timely basis, or to refund all cash receipts if a contract is terminated for default prior to launch.  Our failure to receive incentive payments, or a requirement that we refund amounts previously received or that we pay delay penalties, could materially adversely affect our financial condition and results of operations.

Contract cost overruns could materially adversely impact our financial results and our liquidity.

We provide our products and services primarily through cost-reimbursable and fixed-price contracts.  Cost overruns may result in losses and, if significant, could materially adversely impact our financial results and our liquidity:

•
Under cost-reimbursable contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable (based, entirely or in part, on the customer’s evaluation of our performance under the contract).  There is no guarantee as to the amount of fee, if any, we will be awarded under a cost-reimbursable contract with a variable fee.  In addition, the price on a cost-reimbursable contract is based on allowable costs incurred, but generally is subject to customer funding limitations.  If we incur costs in excess of the amount funded, we may not be able to recover such costs.

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

The Mid-Atlantic Regional Spaceport (“MARS”) is designing and constructing a new launch site for the Taurus II launch vehicle at NASA’s Wallops Flight Facility.  The design and construction of the launch site is being financed by NASA and the Commonwealth of Virginia.  MARS’ inability to complete the launch site on schedule and within budget could result in delays of Taurus II launches, which could have a material adverse effect on our financial condition and results of operations.

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

Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions.  From time to time, we experience product failures, cost overruns in developing and manufacturing our products, delays in delivery and other operational problems.  We may experience some product and service failures, schedule delays and other problems in connection with our launch vehicles, satellites, advanced space systems and other products in the future.  Some of our satellite and launch services contracts impose monetary penalties on us for delays and for performance failures, which penalties could be significant.  In addition to any costs resulting from product warranties or required remedial action, product failures or significant delays may result in increased costs or loss of revenues due to the postponement or cancellation of subsequently scheduled operations or product deliveries and may have a material adverse effect on our financial condition and results of operations.  Negative publicity from product failures may also impair our ability to win new contracts.

If our key suppliers fail to perform as expected, we may experience delays and cost increases, and our operating results may be materially adversely impacted.

We purchase a significant percentage of our subassemblies and instruments from domestic and foreign suppliers.  We also obtain from the U.S. Government parts and equipment used in the production of our products or the provision of our services.  In addition, we rely on sole source suppliers for the rocket motors and engines we use on our launch vehicles.  If our suppliers fail to perform as expected or encounter financial difficulties, we may have difficulty replacing them in a timely or cost effective manner.  As a result, we may experience delays that could result in additional costs, a customer terminating our contract for default, or damage to our customer relationships, causing our revenues, profitability and cash flow to be materially adversely impacted.  In addition, negative publicity from any failure of one of our products as a result of a failure by a key supplier could damage our reputation and prevent us from winning new contracts.

Our international business is subject to risks that may have a material adverse effect on our operating results.

We sell certain of our communications satellites and other products to non-U.S. customers.  We also procure certain key product components from non-U.S. vendors.   International contracts are subject to numerous risks that may have a material adverse effect on our operating results, including:

•	political and economic instability in foreign markets;
•	restrictive trade policies of the U.S. Government and foreign governments;
•	inconsistent product regulation by foreign agencies or governments;
•	imposition of product tariffs and burdens;
•	the cost of complying with a variety of U.S. and international laws and regulations, including regulations relating to import-export control;
•	the complexity and necessity of using non-U.S. representatives and consultants;
•	inability to obtain required U.S. or foreign country export licenses; and
•	foreign currency exposure.

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

Exports of our products, services and technical information generally require licenses from the DoS or the DoC.  In addition, exports of products from our international suppliers may require export licenses from the governments of other countries.  We have a number of international customers and suppliers.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease approximately 1,250,000 square feet of office, engineering and manufacturing space in various locations in the United States, as summarized in the table below:

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

In September 2009, we entered into a 10-year lease for a new 83,000 square foot building in Chandler, Arizona.  We believe our existing facilities are adequate for our immediate requirements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of our security holders during the fourth quarter of 2009.

Item 4A.  Executive Officers of the Registrant

The following table sets forth the name, age and position of each of the executive officers of Orbital as of February 22, 2010.  All executive officers are appointed annually and serve at the discretion of the Board of Directors.

Name	Age	Position
David W. Thompson	55	Chairman of the Board and Chief Executive Officer

James R. Thompson	73	Vice Chairman, President and Chief Operating Officer, Director

Garrett E. Pierce	65	Vice Chairman and Chief Financial Officer, Director

Ronald J. Grabe	64	Executive Vice President and General Manager, Launch Systems Group

Michael E. Larkin	54	Executive Vice President and General Manager, Space Systems Group

Antonio L. Elias	60	Executive Vice President and General Manager, Advanced Programs Group

Susan Herlick	45	Senior Vice President, General Counsel and Corporate Secretary

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

On February 16, 2010, there were 2,392 Orbital common stockholders of record.

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol ORB.  The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

2009	High	Low
4th Quarter	$15.81	$12.38
3rd Quarter	15.70	12.19
2nd Quarter	17.07	11.60
1st Quarter	19.68	11.78

2008	High	Low
4th Quarter	$24.66	$14.34
3rd Quarter	27.89	21.53
2nd Quarter	27.88	23.03
1st Quarter	26.50	21.53

We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future.  Moreover, our credit facility contains covenants limiting our ability to pay cash dividends.  For a discussion of these limitations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The transfer agent for our common stock is:

Computershare Trust Company, N.A.
P.O. Box 43078
Providence, RI  02940
Telephone: (800) 730-4001
www.computershare.com

We did not repurchase any of our equity securities during the fourth quarter of 2009.  We did not issue any equity securities on an unregistered basis during 2009.

 The following graph compares the yearly cumulative total return on the company’s common stock against the cumulative total return on the S&P 500 Index and the Dow-Jones Aerospace/Defense Index for the five-year period commencing on December 31, 2004 and ending on December 31, 2009.

Date	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
S&P 500 Index	100.000	103.001	117.029	121.160	74.530	92.011
Dow-Jones Aerospace/Defense Index	100.000	115.410	142.643	171.608	105.265	128.037
Orbital Stock $100 Value	100.000	108.538	155.875	207.270	165.089	128.994

  Item 6.  Selected Financial Data

  Selected Consolidated Financial Data

The selected consolidated financial data presented below for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 are derived from our audited consolidated financial statements.  The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2009	2008(1)	2007(1)	2006(1)	2005(1)
	(In thousands, except per share data)
Operating Data:
Revenues	$1,125,295	$1,168,635	$1,033,940	$765,145	$676,347
Cost of revenues	890,313	955,754	859,294	615,060	557,051
Operating expenses	182,689	128,599	93,422	85,765	68,569
Income from operations	52,293	84,282	81,224	64,320	50,727
Investment impairment charge	(3,300)	(17,800)	—	—	—
Interest income and other	8,268	6,982	12,976	13,405	4,609
Interest expense	(9,039)	(8,770)	(8,810)	(12,245)	(11,715)
Debt extinguishment expense	—	—	—	(10,388)	—
Income before taxes	48,222	64,694	85,390	55,092	43,621
Income tax (provision)	(11,615)	(22,078)	(34,262)	(22,528)	(16,730)
Income from continuing operations	36,607	42,616	51,128	32,564	26,891
Income from discontinued operations, net of taxes	—	15,918	3,075	2,511	1,453
Net income	$36,607	$58,534	$54,203	$35,075	$28,344
Basic income per share:
Income from continuing operations	$0.64	$0.71	$0.85	$0.55	$0.49
Income from discontinued operations	—	0.27	0.05	0.04	0.03
Net income	0.64	0.98	0.90	0.59	0.52
Diluted income per share:
Income from continuing operations	$0.63	$0.70	$0.83	$0.51	$0.43
Income from discontinued operations	—	0.26	0.05	0.04	0.02
Net income	0.63	0.96	0.88	0.55	0.45
Basic weighted-average shares outstanding	56,787	58,569	59,164	58,118	54,804
Diluted weighted-average shares outstanding	57,496	59,725	60,526	62,367	62,316
Cash Flow Data:
Cash flow from operating activities	$102,783	$108,823	$100,406	$100,494	$74,696
Cash flow from investing activities	(44,105)	17,253	(46,995)	(20,077)	(13,615)
Cash flow from financing activities	(13,999)	(33,591)	(17,340)	(39,515)	(27,736)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$372,986	$328,307	$235,822	$205,735	$165,143
Net working capital	364,429	349,454	281,043	245,037	206,653
Total assets	929,481	853,895	762,352	716,291	657,276
Long-term obligations, net	120,274	115,372	110,806	106,553	126,459
Stockholders’ equity	502,460	473,106	440,070	405,056	385,511
______________
(1)
As adjusted, to give effect to the required retrospective application of two accounting standards adopted January 1, 2009 that pertain to our convertible debt issued in 2006 and our earnings per share, as further described in Notes 1 and 2 to the accompanying consolidated financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical information, the matters discussed within this Item 7 and elsewhere in this Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, many of which are beyond our control.  Readers should be cautioned that a number of important factors, including those identified above in “Item 1 – Special Note Regarding Forward-Looking Statements” and “Item 1A – Risk Factors,” may affect actual results and may cause our actual results to differ materially from those anticipated or expected in any forward-looking statement.  Our historical results of operations may not be indicative of our future operating results.

Overview

Introduction

Orbital Sciences Corporation is principally engaged in the development and manufacture of small- and medium-class rockets and space systems for commercial, military and civil government customers.  Our primary products and services include the following:

•
Launch Vehicles.  Rockets that are used as interceptor and target vehicles for missile defense systems, small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•
Satellites and Space Systems.  Small- and medium-class spacecraft that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, carry out interplanetary and other deep-space exploration missions, enable national security applications, collect imagery and other remotely-sensed data about the Earth and to demonstrate new space technologies.

•
Advanced Space Programs.  Human-rated space systems for Earth-orbit and lunar exploration, and small satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

Our general strategy is to develop and expand a core offering of space and launch system technologies and products, focusing on affordable rockets, satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors.  Another part of our strategy is to seek customer contracts that will fund new product development and enhancements to our existing launch vehicle and space systems product lines.  As a result of our capabilities and substantial experience in designing, developing, manufacturing and operating a broad range of small- and medium-class rockets and space systems, we believe we are well positioned to capitalize on the demand for more affordable space-technology systems in missile defense, space-based military and intelligence operations, and commercial satellite communications programs, and to take advantage of government-sponsored initiatives for human space exploration, space-based scientific research and interplanetary exploration.

Business and Industry Considerations

U.S. Government Business - During 2009, 2008 and 2007, approximately 78%, 73% and 68%, respectively, of our total annual revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with other U.S. Government prime contractors.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.  As a result, our operating performance in any period is impacted substantially by trends in U.S. Government spending, shifting priorities in DoD, MDA, NASA and other agency budgets, the types of contracts and payment terms mandated by the U.S. Government, and changes in the Executive Branch and Congress.  These factors, which are largely beyond our control, could have a significant impact on our business.

  With the change in 2009 in presidential administrations, the U.S. Government spending priorities on defense and civil space programs have shifted from what the trends had been over the past 10 years.  Our largest U.S. Government program in recent years, and the largest contributor to revenues in our launch vehicles business segment, has been work as a major subcontractor on MDA’s GMD program.  While the fiscal year 2010 and proposed fiscal year 2011 federal budgets continue to provide substantial funding for MDA and other agencies within DoD, they reflect a priority shift away from long-range threats, such as those addressed by the GMD program, towards missile systems with near-term short and medium-range capability.  DoD and its various agencies are still in the process of defining mission requirements and program budgets to reflect this change.  While the GMD interceptor will continue to be funded, although at reduced levels compared to previous years, we believe the capabilities of our wide range of target launch vehicle product lines could meet the requirements of a variety of national missile defense systems.  The timing, requirements and magnitude of new procurements, however, remain uncertain.

The Obama Administration has introduced a new direction for the country’s civil space program, as reflected in its proposed fiscal year 2011 budget and a five-year plan that increases NASA’s funding by $6 billion to stimulate the development of advanced technologies including human spaceflight and exploration programs as well as Earth and space science investigations.  The decision to extend U.S. participation in the ISS program until at least 2020 should strengthen current initiatives in commercial cargo deliveries to the ISS.  In 2010, we expect that NASA’s CRS program, a fixed price $1.9 billion contract awarded to us by NASA in 2008, will become our largest U.S. Government program.  The Obama Administration has also requested increases to the National Oceanic and Atmospheric Administration’s (“NOAA”) fiscal year 2011 budget, which proposes to increase spending on new weather satellites and funding for new opportunities for private-sector providers to place climate sensors on commercial satellite platforms.

Despite our generally favorable outlook with respect to our U.S. Government business, future government spending is subject to a number of uncertainties, particularly in light of the current economic conditions.  Future U.S. Government funding for defense and space exploration, including in connection with our programs described above, may be negatively affected by federal budgetary constraints beyond our control and the redeployment of federal funds for various economic and other initiatives.

Commercial Communications Satellites Business - Our largest commercial business is the design and manufacture of small-class GEO communications satellites.  In 2009, communications satellites accounted for 22% of our consolidated revenues.

The commercial communications satellite market is driven by economic conditions that may affect satellite operators as well as satellite replacement needs.  The majority of GEO communications satellites are still medium-class and large-class satellites.  In 2009, commercial satellite orders reached their highest level since 2000, with 30 total satellite orders worldwide for all satellite classes.  Seven orders were for small satellites, of which four were awarded to us.  We believe the growth in satellite orders reflects the need of commercial operators to replace aging fleets of communications satellites as well as growing worldwide demand for satellite-based communications services.  U.S. Government agencies also are now viewing commercial satellites as a potential platform for government payloads that can be “hosted” on a commercial platform and thus be launched and operated at a much lower cost than a dedicated government satellite and associated launch vehicle.

Taurus II and COTS Research and Development Projects - Since 2007, we have been engaged in a major new product development effort.  We are developing the Taurus II medium capacity rocket, that will substantially increase the payload capacity of our space launch vehicle platforms.  In 2008, we entered into an agreement with NASA to design, build and demonstrate a new space transportation system under the COTS program that has the capability to deliver cargo and other supplies to the ISS.  Our total research and development expenses in 2009 totaled 10% of our consolidated revenues and primarily related to the Taurus II and COTS programs.  We believe that we will continue to incur significant research and development expenses and consume substantial amounts of cash on the Taurus II and COTS development efforts in 2010 and 2011.  Our Taurus II launch vehicle and the Cygnus advanced maneuvering spacecraft that we are developing for the COTS demonstration mission are planned for use in the performance of our CRS contract with NASA.

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

As of December 31, 2009 and December 31, 2008, unbilled receivables included $16.9 million and $18.7 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require us to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  Through December 31, 2009, we have recognized approximately $30 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met.  We generally procure annual insurance policies that we believe would indemnify us for satellite incentive fees that are not earned and for performance refund obligations.

Through December 31, 2009, we have recognized approximately $29 million of estimated award fees on the Orion contract that are subject to a final assessment at the conclusion of the contract.  If the final award fee assessment is different than the interim assessments, we will be required to record a revenue and profit adjustment in future periods.

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

•	Expenditures for company-sponsored research and development projects are expensed as incurred. Research and development projects performed under contracts for customers are recorded as contract costs.

In 2008 we entered into the COTS agreement with NASA to design, build and demonstrate a new space transportation system for delivering cargo and supplies to the ISS.  The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses, including associated general and administrative expenses.

Consolidated Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

Retrospective Application of New Accounting Standard - As discussed in Note 2 to the accompanying consolidated financial statements, our financial statements in 2008 and prior years have been adjusted as required by a new accounting standard that requires us to separately account for the liability and equity components of our convertible debt.  As a result, we recorded additional non-cash interest expense of $4.4 million and $4.1 million in 2008 and 2007, respectively, attributable to the amortization of debt discount.

Revenues - Our consolidated revenues were $1,125.3 million in 2009, a decrease of $43.3 million, or 4%, compared to 2008 due to lower revenues in the satellites and space systems and launch vehicles business segments, partially offset by higher revenues in the advanced space programs business segment.  Satellites and space systems segment revenues declined $70.0 million, or 17%, primarily due to decreased activity on communications satellite contracts as a result of the substantial completion of certain satellites.  Launch vehicles segment revenues declined $14.1 million, or 3%, primarily as a result of the termination of the Kinetic Energy

Interceptor (“KEI”) program by MDA in the second quarter of 2009 and decreased activity on the GMD missile defense program.   Advanced space programs segment revenues increased $46.7 million, or 16%, due to increased activity on the CRS contract and national security satellite contracts, partially offset by a reduction in activity on the Orion human spacecraft program.

Our consolidated revenues were $1,168.6 million in 2008, an increase of $134.7 million, or 13%, compared to 2007 due to revenue growth in the advanced space programs and launch vehicles business segments, partially offset by lower revenues in the satellites and space systems segment.  Advanced space programs segment revenues grew $122.9 million, or 70%, primarily due to increased activity on national security satellite programs and the Orion program.  Launch vehicles segment revenues grew $58.9 million, or 15%, primarily due to increased activity on missile defense and space launch vehicle contracts.  Satellites and space systems segment revenues declined $44.4 million, or 10%, primarily due to decreased activity on communications satellite and science and technology satellite contracts due to the substantial completion of certain satellites since 2007.

Cost of Revenues - Our cost of revenues was $890.3 million in 2009, a decrease of $65.4 million, or 7% compared to 2008.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  The decrease in cost of revenues was principally due to the decreased level of contract activity that was consistent with the revenue decreases discussed above in the satellites and space systems and launch vehicles business segments, offset partially by increased activity in the advanced space programs segment.  Cost of revenues in the satellites and space systems segment decreased $62.2 million, or 18%, in 2009 compared to 2008.  Cost of revenues in the launch vehicles segment decreased $19.3 million, or 5%, in 2009.  Cost of revenues in the advanced space programs segment increased $22.0 million, or 9%, in 2009.

Our cost of revenues was $955.8 million in 2008, an increase of $96.5 million, or 11% compared to 2007.  This increase in cost of revenues was mainly due to the increased level of contract activity that was consistent with the revenue growth discussed above in the advanced space programs and launch vehicles segments, offset by a decrease in revenues in the satellites and space systems segment.  Cost of revenues in the advanced space programs segment increased $104.2 million, or 70%, in 2008 compared to 2007.  Cost of revenues in the launch vehicles segment increased $39.1 million, or 12%, in 2008.  Cost of revenues in the satellites and space systems segment decreased $44.1 million, or 11%, in 2008.

Research and Development Expenses - Our research and development expenses totaled $109.8 million, or 10% of revenues, in 2009, a $58.4 million increase compared to $51.4 million, or 4% of revenues, in 2008.  Our research and development expenses in 2007 were $15.6 million, or 2% of revenues.  These annual increases in research and development expenses were primarily due to our Taurus II launch vehicle development program and the COTS demonstration mission.

In 2009, 2008 and 2007, approximately $66.5 million, $37.7 million, and $5.5 million, respectively, of our research and development expenses were attributable to the Taurus II program.  Under the COTS agreement, NASA has agreed to pay us $170 million, partially funding our COTS project costs which are currently estimated to be approximately $285 million.  The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses, including associated general and administrative expenses.  Through December 31, 2009 and 2008, $122.6 million and $26.0 million, respectively, of costs, including associated general and administrative expenses, were incurred on the COTS program, $83.2 million and $22.6 million, respectively, of which were proportionally offset by NASA funding, resulting in net research and development expenses of $39.4 million and $3.4 million, respectively.  We believe that we will continue to incur significant research and development expenses on the Taurus II and COTS development programs in 2010 and 2011.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We are currently engaged in discussions with the Defense Contract Audit Agency regarding the allowability of research and development costs incurred in connection with our Taurus II development program.  We believe that such costs are allowable, although the U.S. Government has not yet made a determination.  During 2009, 2008 and 2007, we incurred $41.3 million, $29.2 million, and $5.5 million, respectively, of expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

In 2008, for competitive reasons, we established a self-imposed ceiling on the amount of research and development costs that we would recover under our U.S. Government contracts.  Although we believe that such costs would otherwise be allowable and recoverable, in 2009 and 2008, we incurred $25.1 million and $8.5 million, respectively, of research and development costs in excess of our self-imposed ceiling.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $72.9 million, $77.2 million and $77.9 million, or 7%, 7% and 8% percent of revenues, in 2009, 2008 and 2007, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.

Selling, general and administrative expenses decreased $4.3 million, or 6%, in 2009 compared to 2008 primarily due to an increase in NASA funding recognized as an offset to general and administrative expenses that are allocated to the COTS research and development program discussed above, partially offset by legal fees in 2009 in connection with bid protest activities and higher bid, proposal and marketing expenses primarily relating to certain target launch vehicle procurements.

Selling, general and administrative expenses decreased slightly in 2008 as compared to 2007 due to a $4.4 million decrease in general and administrative expenses partially offset by a $3.7 million increase in bid, proposal and marketing expenses.  The decrease in general and administrative expenses was primarily attributable to a reduction in professional fees related to a U.S. Government investigation that was concluded in 2008 and a reduction in expenses associated with a deferred compensation plan.  The increase in bid, proposal and marketing expenses was primarily associated with contract proposal activity in pursuit of new contracts within the advanced space programs segment and the satellites and space systems segment.

Operating Income - Operating income was $52.3 million in 2009, a decrease of $32.0 million, or 38%, compared to 2008 due to lower operating income in all three of our business segments.  Satellites and space systems segment operating income declined $4.8 million, or 15%, primarily due to decreased activity on communications satellite contracts as a result of the substantial completion of certain satellites and our receipt of a $1.1 million incentive on a completed technology satellite contract in 2008.  Launch vehicles segment operating income declined $19.4 million, or 58%, primarily due to a $16.6 million increase in unrecovered Taurus II launch vehicle research and development expenses, discussed above.  Advanced space programs segment operating income decreased $8.3 million, or 43%, despite segment revenue growth primarily due to a reduction in Orion program activity and cost increases on certain national security satellite programs in 2009.

Operating income was $84.3 million in 2008, an increase of $3.1 million, or 4%, compared to 2007 primarily due to higher operating income in our advanced space programs and satellites and space systems segments, partially offset by lower operating income in our launch vehicles segment.  Advanced space programs segment operating income increased $6.7 million, or 54%, due to increased activity on the Orion contract and national security satellite contracts.  Satellites and space systems segment operating income increased $1.5 million, or 5%, despite a decrease in segment revenues, primarily due to profit growth from communications satellite contracts and our receipt of a $1.1 million incentive on a completed technology satellite contract in 2008.  Launch vehicles segment operating income decreased $5.9 million, or 15%, primarily due to unrecovered Taurus II launch vehicle research and development expenses, and a $5.6 million profit adjustment in 2008 related to a launch failure.

Investment Impairment Charge - As discussed in more detail in Note 8 to the accompanying consolidated financial statements, we recorded other-than-temporary impairment charges of $3.3 million in 2009 and $17.8 million in 2008 to record the reduction in value of our investments in certain auction-rate and preferred stock securities.

Interest Income and Other - Interest income and other was $8.3 million, $7.0 million and $13.0 million in 2009, 2008 and 2007, respectively.  In 2009, 2008 and 2007, we earned interest income of $1.7 million, $6.5 million and $12.8 million, respectively, on short-term invested cash balances.  The decreases in interest income were attributable to lower interest rates on our short-term cash investments.

Interest income and other in 2009 included the recognition of $5.3 million of insurance proceeds in connection with a Taurus launch failure in February 2009 and a $1.1 million gain on the sale of an investment.

  Interest Expense - Interest expense was $9.0 million in 2009 and $8.8 million in both 2008 and 2007.  These amounts are principally attributable to our long-term convertible debt.

Income Tax Provision - Our provision for income taxes relating to income from continuing operations was $11.6 million, $22.1 million and $34.3 million in 2009, 2008 and 2007, respectively.  The effective tax rate for 2009, 2008 and 2007 was 24%, 34% and 40%, respectively.  The decreases in the effective tax rates in 2009 and 2008 were principally due to annual increases in research and development tax credits.  The effective tax rate in 2008 also reflects the reversal of a $3.1 million reserve related to the settlement of an IRS audit.  Our cash income tax payments, which primarily relate to alternative minimum taxes, were approximately 3%, 5% and 3% of pretax income in 2009, 2008 and 2007, respectively, primarily due to the utilization of net operating loss carryforwards that substantially offset taxable income.

Discontinued Operations - We sold our Transportation Management Systems (“TMS”) business unit in June 2008 and recognized a $24.1 million pre-tax gain, or $14.8 million after-tax.  The after-tax income from operations related to TMS was $1.1 million and $3.1 million in 2008 and 2007, respectively.

Net Income - Net income was $36.6 million, $58.5 million and $54.2 million, or $0.63, $0.96 and $0.88 diluted earnings per share, in 2009, 2008 and 2007, respectively.  Net income in 2008 included $15.9 million of income from discontinued operations, net of taxes, or $0.26 per diluted share.

Segment Results

Our products and services are grouped into three reportable segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) advanced space programs.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 4 to the financial statements in this Form 10-K.

Launch Vehicles

Launch vehicles segment operating results were as follows:

(in thousands, except percentages)	2009	2008	% Change		2008	2007	% Change
Revenues	$440,172	$454,278	(3%	)	$454,278	$395,329	15%
Operating income	14,166	33,603	(58%	)	33,603	39,455	(15%	)
Operating margin	3.2%	7.4%			7.4%	10.0%

Segment Revenues - Launch vehicles segment revenues decreased $14.1 million, or 3%, in 2009 compared to 2008 primarily due to decreased activity on missile defense interceptor launch vehicle and target launch vehicle programs, partially offset by an increase in activity on certain space launch vehicle contracts.  Interceptor launch vehicle revenues decreased $26.1 million due to lower KEI program revenues as a result of termination of the program in the second quarter of 2009 and decreased contract activity on our GMD program in 2009.  Interceptor launch vehicle contracts accounted for 49% and 52% of total launch vehicles segment revenues in 2009 and 2008, respectively.  Target launch vehicle revenues decreased $5.3 million primarily due to a decline in contract activity on certain programs.  Space launch vehicle program revenues increased $17.2 million primarily due to increases in our Minotaur space launch program and Taurus II activity on the CRS contract and the COTS program, partially offset by lower Pegasus and Taurus space launch program revenues.

Launch vehicles segment revenues grew $58.9 million, or 15%, in 2008 compared to 2007 primarily due to increased activity on interceptor and space launch vehicle contracts.  Revenues from interceptor launch vehicle contracts increased $34.4 million primarily due to increased activity on the GMD program.  Interceptor launch vehicle contracts accounted for approximately 52% of total launch vehicles segment revenues in both 2008 and 2007.  Revenues from space launch vehicle programs increased $26.9 million primarily as a result of higher activity levels on the Minotaur and Taurus programs.  Revenues in our target launch vehicle programs decreased $1.9 million, primarily as a result of decreased activity on our Coyote supersonic ramjet vehicle contract for the U.S. Navy.  This decrease was partially offset by increased design and production activity on our ballistic missile target programs that support missile defense systems testing.

Segment Operating Income - Operating income in the launch vehicles segment decreased $19.4 million, or 58%, in 2009 compared to 2008 primarily due to a $16.6 million increase in unrecovered Taurus II research and development expenses in 2009, a $4.6 million net reduction in Pegasus, Taurus and missile defense interceptor launch vehicle operating income in 2009 and a $4.0 million favorable profit adjustment recorded in 2008 in connection with the closure of a U.S Government investigation.  These factors were partially offset by the impact of a 2008 unfavorable profit adjustment of $5.6 million related to a Taurus launch failure.  In 2009 and 2008, segment operating income was reduced by $25.1 million and $8.5 million, respectively, of unrecovered research and development expenses that exceeded our self-imposed ceiling on such costs.  Operating income from interceptor launch vehicle programs was $27.9 million and $28.6 million in 2009 and 2008, respectively.

Segment operating income decreased $5.9 million, or 15%, in 2008 compared to 2007 due to unrecovered Taurus II research and development expenses, cost increases on certain space launch vehicle contracts and the profit adjustment related to the Taurus launch failure mentioned above.  These factors were partially offset by operating income generated by increased activity on missile defense contracts and the favorable profit adjustment in connection with the closure of the U.S. Government investigation mentioned above.  Operating income from interceptor launch vehicle programs was $28.6 million and $24.8 million in 2008 and 2007, respectively.

Launch vehicles operating margins (as a percentage of revenues) were 3.2%, 7.4% and 10.0% in 2009, 2008 and 2007, respectively.  These decreases in operating margins were primarily due to the impact of the unrecovered research and development expenses mentioned above.  The decrease in 2008 segment operating margin compared to 2007 was also impacted by approximately $1.0 million of cost increases related to launch delays of certain space launch vehicle programs.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

(in thousands, except percentages)	2009	2008	% Change		2008	2007	% Change
Revenues	$352,252	$422,274	(17%	)	$422,274	$466,699	(10%	)
Operating income	27,329	32,166	(15%	)	32,166	30,689	5%
Operating margin	7.8%	7.6%			7.6%	6.6%

 Segment Revenues - Satellites and space systems segment revenues decreased $70.0 million, or 17%, in 2009 compared to 2008 primarily due to a $65.5 million decrease in communications satellite revenues principally attributable to decreased activity on communications satellite contracts as a result of the substantial completion of certain satellites.  Communications satellite program revenues accounted for 71% and 75% of total segment revenues in 2009 and 2008, respectively.

Satellites and space systems segment revenues declined $44.4 million, or 10%, in 2008 compared to 2007 primarily due to decreased activity on certain communications satellite and science and technology satellite contracts due to the substantial completion of certain satellites since 2007.  Revenues from science and technology contracts decreased $39.0 million and communications satellite revenues decreased $5.9 million.  Communications satellite program revenues accounted for 75% and 69% of total segment revenues in 2008 and 2007, respectively.

Segment Operating Income - Operating income in the satellites and space systems segment decreased $4.8 million, or 15%, in 2009 compared to 2008 primarily due to the decrease in contract activity on certain communications satellite programs, partially offset by favorable adjustments in 2009 on certain communications satellite contracts and due to a favorable $1.1 million adjustment in 2008 pertaining to the settlement of a technology satellite contract dispute.  Communications satellites operating income accounted for 73% and 70% of total segment operating income in 2009 and 2008, respectively.

Operating income in the satellites and space systems segment increased $1.5 million, or 5%, in 2008 compared to 2007 despite a decrease in segment revenues, primarily due to profit growth from communications satellite contracts.  Operating profit from communications satellites increased approximately $2.7 million in 2008 in spite of lower revenues as a result of improved cost controls and improved program performance in 2008.  Communications satellites operating income accounted for 70% and 64% of total segment operating income in 2008 and 2007, respectively.  Segment operating income in 2008 also increased compared to 2007 due to the $1.1 million favorable 2008 adjustment pertaining to the settlement of a technology satellite contract dispute mentioned above.

This segment’s operating margin (as a percentage of revenues) increased slightly to 7.8% in 2009 compared to 7.6% in 2008 primarily due to net favorable adjustments in 2009 pertaining to certain communications satellite contracts, largely offset by lower profit margins on certain other communications satellite contracts and the impact of the $1.1 million 2008 adjustment mentioned above.  This segment’s operating margin increased to 7.6% in 2008 compared to 6.6% in 2007 primarily due to improved contract performance in 2008 on communications satellite contracts in addition to the impact of the $1.1 million 2008 adjustment mentioned above.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

(in thousands, except percentages)	2009	2008	% Change		2008	2007	% Change
Revenues	$344,787	$298,050	16%		$298,050	$175,121	70%
Operating income	10,798	19,068	(43%	)	19,068	12,415	54%
Operating margin	3.1%	6.4%			6.4%	7.1%

Segment Revenues - Advanced space programs segment revenues increased $46.7 million, or 16%, in 2009 compared to 2008 primarily due to a $47.7 million increase in national security satellite program revenues and approximately $95.0 million of revenues recognized on the CRS program that began in 2009, partially offset by a $96.9 million reduction in revenues due to a substantial reduction in activity on the Orion human space vehicle program.  In 2009, national security satellite programs, the Orion program and CRS contract activity accounted for 40%, 32% and 28%, respectively, of total segment revenues.  In 2008, the Orion program accounted for 69% of total segment revenues.

Advanced space programs segment revenues grew $122.9 million, or 70%, in 2008 compared to 2007 primarily due to increased activity in 2008 on national security satellite programs and the Orion program.  The Orion program accounted for 69% and 84% of total segment revenues in 2008 and 2007, respectively.  Revenues from national security satellite programs were approximately $91.5 million in 2008, an increase of more than 200% over 2007, due to activity on several new contracts that began in 2008 and in late 2007.

Segment Operating Income - Operating income in the advanced space programs segment decreased $8.3 million, or 43%, in 2009 compared to 2008 despite segment revenue growth primarily due to a reduction in Orion program activity, substantial cost increases on certain national security satellite programs in 2009 and legal fees of approximately $1 million incurred in 2009 in connection with bid protest activities.  These factors more than offset the operating profit growth in 2009 attributable to the CRS program.

Operating income in the advanced space programs segment increased $6.7 million, or 54%, in 2008 compared to 2007 due to increased activity on the Orion contract and national security satellite contracts.  The percentage increase in operating income was somewhat lower than the increase in revenues due to the impact of a favorable profit adjustment in 2007 pertaining to the receipt of a final award fee on a completed satellite contract.

This segment’s operating margin (as a percentage of revenues) was 3.1% in 2009 compared to 6.4% in 2008.  This decrease was primarily due to the 2009 cost increases on national security satellite programs and legal fees mentioned above.  Segment operating margin decreased to 6.4% in 2008 compared to 7.1% in 2007 primarily due to the impact of the profit adjustment in 2007 mentioned above.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intercompany revenues.  Corporate and other operating losses in 2008 and 2007 were comprised solely of corporate general and administrative expenses allocated to the TMS business unit that was sold in 2008.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow from operating activities in 2009 was $102.8 million, as compared to $108.8 million in 2008.  The decrease in operating cash flows reflects the effect of lower operating income in 2009 partially offset by an increase in the net effect of changes in working capital and certain other assets and liabilities.  During 2009, changes in working capital and certain other assets and liabilities were a net source of cash of $23.4 million, compared to a net source of cash of $2.9 million in 2008.  In 2009, deferred revenues and customer advances, included in working capital, increased $47.0 million primarily due to cash proceeds received in advance of contract performance, primarily on the CRS and COTS programs.

Cash flow from operating activities in 2008 was $108.8 million, as compared to $100.4 million in 2007.  The increase in cash flow from operating activities was principally driven by an increase in cash flow related to changes in working capital and other assets and liabilities.  Changes in assets and liabilities provided $11.2 million more operating cash than in 2007, attributable mainly to growth in contract activity and related revenues and costs in 2008.

Cash Flow from Investing Activities

Cash used in investing activities in 2009 was $44.1 million, as compared to $17.3 million of cash provided by investing activities in 2008.  In 2009, we spent $45.3 million for capital expenditures, as compared to $26.6 million in 2008.  The increase in capital expenditures is primarily related to the acquisition of facilities and equipment to support our Taurus II, COTS and CRS programs.  In 2008, we received net proceeds of $41.6 million from the sale of our TMS business unit.

We used $47.0 million of cash for investing activities in 2007.  This was primarily composed of capital expenditures of $18.5 million and net purchases of investments of $34.5 million.

Cash Flow from Financing Activities

During 2009, 2008 and 2007, we repurchased and retired 1.2 million, 2.5 million and 1.6 million shares of our common stock at a cost of $16.7 million, $49.5 million and $33.4 million, respectively.  Also during 2009, 2008 and 2007, we issued 0.6 million, 1.3 million and 1.4 million shares and received $2.5 million, $11.3 million and $11.9 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.

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

Credit Facility - We have a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At our election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of our assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of December 31, 2009, there were no borrowings under the Credit Facility, although $6.5 million of letters of credit were issued under the Credit Facility.  Accordingly, as of December 31, 2009, $93.5 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of December 31, 2009, we were in compliance with all of these covenants.

Available Cash and Future Funding

At December 31, 2009, we had $373.0 million of unrestricted cash and cash equivalents.  Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  However, there can be no assurance that this will be the case.  We believe that we will continue to incur significant costs as well as capital expenditures in 2010 and 2011 on the Taurus II and COTS research and development programs.  Our ability to borrow additional funds is limited by the terms of our Credit Facility.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

As discussed in Note 8 to the accompanying consolidated financial statements, we currently hold investments in auction-rate securities and preferred stock that have experienced a significant decline in fair value.  Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate these investments in the foreseeable future.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

In March 2009, our Board of Directors authorized a plan for the purchase of up to $50 million of outstanding common stock over a 12-month period commencing March 6, 2009.  In the first nine months of 2009, we repurchased 0.3 million shares of our common stock for $4.4 million under this program.  Since then, we have not nor do we intend to repurchase additional shares prior to the repurchase program expiration on March 5, 2010.

Aggregate Contractual Obligations

The following summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt	$143.8	$—	$—	$—	$143.8
Interest on long-term debt	59.7	3.5	7.0	7.0	42.2
Operating leases (1)	132.9	19.5	39.4	31.4	42.6
Purchase obligations (2)	609.8	346.3	184.3	75.7	3.5
Total	$946.2	$369.3	$230.7	$114.1	$232.1
____________
(1)	Our obligations under operating leases consist of minimum rental commitments under non-cancelable operating leases primarily for office space and equipment.
(2)	Purchase obligations consist of open purchase orders that we issued to acquire materials, parts or services in future periods.

Occasionally, certain contracts require us to post letters of credit supporting our performance obligations under the contracts.  We had $6.5 million of letters of credit outstanding at December 31, 2009, all of which were issued under the Credit Facility.

As of December 31, 2009 and 2008, our total amount of unrecognized tax benefits was $7.5 million and $2.9 million, respectively.  We are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with the taxing authorities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of December 31, 2009, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Investments

As discussed in Note 8 to the accompanying consolidated financial statements, we currently hold investments in certain auction-rate and preferred stock securities that have experienced a significant decline in fair value resulting in our recording certain other-than-temporary impairment charges.  As a result of ongoing liquidity issues impacting these securities, we may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At December 31, 2009, we had $2.2 million of receivables and a $1.3 million contract liability denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency.  At December 31, 2009, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of December 31, 2009, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at December 31, 2009 was $136.5 million.  The fair value was determined based upon market prices quoted by a broker-dealer.

We believe that our exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant.  As of December 31, 2009, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $3 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $8.0 million at December 31, 2009.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Orbital Sciences Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orbital Sciences Corporation at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it calculates earnings per share and as discussed in Note 2, the manner in which it accounts for convertible debt instruments in 2009.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 25, 2010

ORBITAL SCIENCES CORPORATION

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
		(As adjusted)	(As adjusted)
Revenues	$1,125,295	$1,168,635	$1,033,940
Cost of revenues	890,313	955,754	859,294
Research and development expenses	109,754	51,406	15,565
Selling, general and administrative expenses	72,935	77,193	77,857
Income from operations	52,293	84,282	81,224
Investment impairment charge	(3,300)	(17,800)	—
Interest income and other	8,268	6,982	12,976
Interest expense	(9,039)	(8,770)	(8,810)
Income from continuing operations before income taxes	48,222	64,694	85,390
Income tax provision	(11,615)	(22,078)	(34,262)
Income from continuing operations	36,607	42,616	51,128
Income from discontinued operations, net of taxes	—	15,918	3,075
Net income	$36,607	$58,534	$54,203

Basic income per share:
Income from continuing operations	$0.64	$0.71	$0.85
Income from discontinued operations	—	0.27	0.05
Net income	0.64	0.98	0.90

Diluted income per share:
Income from continuing operations	$0.63	$0.70	$0.83
Income from discontinued operations	—	0.26	0.05
Net income	0.63	0.96	0.88

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS		(As adjusted)
Current assets:
Cash and cash equivalents	$372,986	$328,307
Receivables, net	199,482	203,111
Inventories, net	38,662	33,434
Deferred income taxes, net	37,902	35,368
Other current assets	14,258	8,951
Total current assets	663,290	609,171
Investments	13,100	16,700
Property, plant and equipment, net	133,275	104,880
Goodwill	55,551	55,551
Deferred income taxes, net	50,326	63,206
Other non-current assets	13,939	4,387
Total assets	$929,481	$853,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,465	$35,451
Accrued expenses	144,340	144,207
Deferred revenues and customer advances	127,056	80,059
Total current liabilities	298,861	259,717
Long-term obligations	120,274	115,372
Other non-current liabilities	7,886	5,700
Total liabilities	427,021	380,789
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 56,879,528 and
57,499,260 shares outstanding, respectively	569	575
Additional paid-in capital	539,235	547,389
Accumulated other comprehensive loss	(1,906)	(2,813)
Accumulated deficit	(35,438)	(72,045)
Total stockholders’ equity	502,460	473,106
Total liabilities and stockholders’ equity	$929,481	$853,895

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
			(As adjusted)		(As adjusted)	(As adjusted)
Balance, December 31, 2006	58,915	$589	$589,249	$—	$(184,782)	$405,056
Shares issued to employees,
officers and directors	1,403	14	11,844			11,858
Repurchases of common
stock	(1,564)	(16)	(33,395)			(33,411)
Stock-based compensation, net			4,287			4,287
Tax benefit of stock-based
compensation, net			4,828			4,828
Comprehensive income (loss):
Net income					54,203	54,203
Unrealized loss on
investments				(6,500)		(6,500)
Defined benefit plans, net of
tax				(251)		(251)
Comprehensive income						47,452
Balance, December 31, 2007	58,754	587	576,813	(6,751)	(130,579)	440,070
Shares issued to employees,
officers and directors	1,281	13	11,258			11,271
Repurchases of common
stock	(2,536)	(25)	(49,442)			(49,467)
Stock-based compensation, net			4,788			4,788
Tax benefit of stock-based
compensation, net			3,972			3,972
Comprehensive income (loss):
Net income					58,534	58,534
Reversal of unrealized loss
on investments				6,500		6,500
Defined benefit plans, net of
tax				(2,562)		(2,562)
Comprehensive income						62,472
Balance, December 31, 2008	57,499	575	547,389	(2,813)	(72,045)	473,106
Shares issued to employees,
officers and directors	550	6	2,474			2,480
Repurchases of common
stock	(1,169)	(12)	(16,669)			(16,681)
Stock-based compensation, net			7,048			7,048
Tax effect of stock-based
compensation, net			(1,007)			(1,007)
Comprehensive income (loss):
Net income					36,607	36,607
Unrealized loss
on investments				(300)		(300)
Defined benefit plans, net of
tax				1,207		1,207
Comprehensive income						37,514
Balance, December 31, 2009	56,880	$569	$539,235	$(1,906)	$(35,438)	$502,460

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
		(As adjusted)	(As adjusted)
Operating Activities:
Net income	$36,607	$58,534	$54,203
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sale of business, net of tax	—	(14,800)	—
Investment impairment charge	3,300	17,800	—
Depreciation expense	19,208	18,769	17,007
Deferred income taxes	9,530	16,116	28,331
Amortization of debt costs	5,399	5,074	4,895
Stock-based compensation	9,236	9,284	7,635
Other	(3,933)	(4,844)	(3,348)
Changes in assets and liabilities:
Receivables	3,629	(39,491)	(18,272)
Inventories	(5,228)	(9,738)	3,504
Other assets	(13,203)	(4,002)	(291)
Accounts payable and accrued expenses	(10,959)	54,314	8,782
Deferred revenue and customer advances	46,997	1,717	(2,365)
Other liabilities	2,200	90	325
Net cash provided by operating activities	102,783	108,823	100,406
Investing Activities:
Capital expenditures	(45,343)	(26,552)	(18,479)
Net proceeds from sale of business	—	41,612	—
Net proceeds from sale of property	100	2,193	—
Purchases of investments	—	—	(256,205)
Sales of investments	1,138	—	221,705
Decrease in cash restricted for letters of credit, net	—	—	5,984
Net cash (used in) provided by investing activities	(44,105)	17,253	(46,995)
Financing Activities:
Principal payments on long-term obligations	—	—	(551)
Repurchase of common stock	(16,681)	(49,464)	(33,411)
Net proceeds from issuance of common stock	2,480	11,273	11,858
Tax benefit of stock-based compensation	202	4,600	5,436
Other	—	—	(672)
Net cash used in financing activities	(13,999)	(33,591)	(17,340)
Net increase in cash and cash equivalents	44,679	92,485	36,071
Cash and cash equivalents, beginning of year	328,307	235,822	199,751
Cash and cash equivalents, end of year	$372,986	$328,307	$235,822

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

Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 financial statement presentation.  All financial amounts are stated in U.S. dollars unless otherwise indicated.

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

The computation of basic and diluted earnings per share (“EPS”) for income from continuing operations is as follows (in thousands, except per share amounts):

	Years Ended December 31,
Numerator	2009	2008	2007
Income from continuing operations	$36,607	$42,616	$51,128
Percentage allocated to shareholders (1)	98.8%	98.2%	98.1%
Numerator for basic and diluted earnings per share	$36,168	$41,849	$50,157

Denominator
Denominator for basic earnings per share—
weighted-average shares outstanding	56,787	58,569	59,164
Dilutive effect of stock options	709	1,156	1,362
Denominator for diluted earnings per share	57,496	59,725	60,526

Per share income from continuing operations
Basic	$0.64	$0.71	$0.85
Diluted	0.63	0.70	0.83

_________________________
(1) Basic weighted-average shares outstanding	56,787	58,569	59,164
Basic weighted-average shares outstanding and
unvested restricted stock units expected to vest	57,494	59,613	60,286
Percentage allocated to shareholders	98.8%	98.2%	98.1%

In the first quarter of 2009, the company adopted a new accounting standard that requires unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share.  The company’s unvested restricted stock units (“RSUs”) contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method to be used for computing EPS.  The calculation of EPS shown above excludes the income attributable to the unvested RSUs from the numerator and excludes the impact of those units from the denominator.

In 2009, 2008 and 2007, diluted weighted-average shares outstanding excluded the effect of RSUs and the company’s $143.8 million of 2.4375% convertible notes that were anti-dilutive.  In 2009, 2008 and 2007, diluted weighted average shares outstanding excluded less than 0.1 million, 0.1 million and 0.4 million, respectively, of stock options that were anti-dilutive.

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

Investments

The company’s investments in auction-rate and preferred stock securities are reported at fair value.  These investments are classified as available-for-sale securities at the time of purchase and the company re-evaluates such designation as of each balance sheet date.  The company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value, and the credit values of debt securities.  The company records an impairment expense to the extent that the carrying value exceeds the estimated fair market value of the securities held and the decline in value is determined to be other-than-temporary.  Temporary changes in fair value are included in accumulated other comprehensive income (loss), a component of stockholders' equity.

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

Goodwill

Goodwill is comprised of costs in excess of fair values assigned to the underlying net assets of acquired companies.  Goodwill is tested at least annually for impairment using an estimation of the fair value of the reporting unit to which the goodwill is attributable.  There was no impairment of goodwill recorded during the three years ending December 31, 2009.

Deferred Revenue and Customer Advances

The company accounts for cash receipts from customers in excess of amounts recognized on certain contracts as “deferred revenues and customer advances.”  These amounts are recorded as current liabilities since the associated services are performed within one year.

Financial Instruments

Orbital occasionally uses forward contracts and interest rate swaps to manage certain foreign currency and interest rate exposures, respectively.  Derivative instruments, such as forward contracts and interest rate swaps, are viewed as risk management tools by Orbital and are not used for trading or speculative purposes.  Derivatives used for hedging purposes are generally designated as effective hedges.  Accordingly, changes in the fair value of a derivative contract are highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.  Derivative instruments are recorded on the balance sheet at fair value.  The ineffective portion of all hedges, if any, is recognized currently in earnings.  The company did not have any derivative instruments during the three years ending December 31, 2009.

Research and Development Expenses

Expenditures for company-sponsored research and development projects are expensed as incurred.  Research and development projects performed under contracts for customers are recorded as contract costs.

In the first quarter of 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo and supplies to the International Space Station.  Under the agreement, NASA has agreed to pay the company $170 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $285 million.  The company expects to complete this project in 2011.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses, including associated general and administrative expenses.  Through December 31, 2009 and 2008, $122.6 million and $26.0 million, respectively, of costs, including associated general and administrative expenses, were incurred on the COTS program, $83.2 million and $22.6 million, respectively, of which were proportionally offset by NASA funding, resulting in net research and development expenses of $39.4 million and $3.4 million, respectively.  As of December 31, 2009, deferred revenue and customer advances on the accompanying balance sheet included $46.8 million of cash received from NASA that had not yet been recorded as an offset to research and development expenses.

Stock-Based Compensation

The company determines the fair value of its restricted stock unit grants based on the closing price of Orbital’s common stock on the date of grant.  The fair value of stock options granted is determined using the Black-Scholes valuation model, although the company has not granted stock options since 2006.  Compensation expense pertaining to stock awards is recognized as expense over the service period, net of estimated forfeitures.  The company uses the tax law ordering method to determine intra-period tax allocation related to the tax attributes of stock-based compensation.

Interest Income and Other

In 2009, insurance proceeds of $5.3 million that were received in connection with a launch failure were recorded in interest income and other.

Subsequent Events

The company has evaluated subsequent events through February 25, 2010, the date of the filing of this annual report on Form 10-K with the U.S. Securities and Exchange Commission, for appropriate accounting treatment and disclosure.

2.  Retrospective Application of New Accounting Standard

On January 1, 2009, the company adopted a new accounting standard pertaining to convertible debt instruments that may be settled in cash upon conversion.  The new accounting standard requires the company to separately account for the liability and equity components of its $143.8 million of 2.4375% convertible senior subordinated notes due 2027 (see Note 7).  The new accounting standard is required to be applied retrospectively.

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

As of December 31, 2009 and 2008, the net carrying value of the convertible notes was $120.3 million and $115.4 million, respectively.  The unamortized debt discount was $23.5 million and $28.4 million as of December 31, 2009 and 2008, respectively.

The company recorded interest expense of $4.9 million, $4.6 million and $4.3 million attributable to the amortization of the debt discount in the years ending December 31, 2009, 2008 and 2007, respectively, as a result of the adoption of the new accounting standard.  Total interest expense attributable to the convertible notes was $8.8 million, $8.4 million, and $8.2 million in 2009, 2008 and 2007, respectively.

The following table presents the adjusted line items in the accompanying income statements for years ending December 31, 2008 and 2007, that were adjusted as a result of the adoption of the new standard (in thousands, except per share data):

	Year Ended December 31, 2008
	Previously Reported	Adjustment		As Adjusted
Interest expense	$ (4,333)	$ (4,437)		$ (8,770)
Income from continuing operations before taxes	69,131	(4,437)		64,694
Income tax provision	(23,781)	1,703		(22,078)
Net income	61,268	(2,734)		58,534

Basic net income per share	$ 1.05	$ (0.07)		$ 0.98
Diluted net income per share	1.02	(0.06)	(1)	0.96	(1)

	Year Ended December 31, 2007
	Previously Reported	Adjustment		As Adjusted
Interest expense	$ (4,685)	$ (4,125)		$ (8,810)
Income from continuing operations before taxes	89,515	(4,125)		85,390
Income tax provision	(35,852)	1,590		(34,262)
Net income	56,738	(2,535)		54,203

Basic net income per share	$ 0.96	$ (0.06)		$ 0.90
Diluted net income per share	0.93	(0.05)	(1)	0.88	(1)
____________
(1)  Reflects the impact of the adoption of a new accounting standard pertaining to the presentation of earnings per share (see Note 1).

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

3.  Discontinued Operations

In June 2008, the company sold its transportation management systems (“TMS”) business unit to Affiliated Computer Services, Inc. for $45 million, before transaction fees and expenses.  The company received cash proceeds of $43.2 million in the second quarter of 2008 and an additional $1.7 million in the third quarter of 2008 pertaining to a working capital adjustment.  The company recorded a $24.1 million pre-tax gain, or $14.8 million after-tax, on the sale of this business in 2008.  The carrying value of the net assets sold totaled $17.3 million and consisted of $22.7 million of current assets, $1.5 million of property and equipment and $6.9 million of current liabilities.

The gain on sale and the operating results of TMS summarized below were reported as discontinued operations for 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007
Revenues	$21,351	$50,152
Income from operations, before taxes	1,845	5,228
Income from operations, after taxes	1,118	3,075

The net cash flows of TMS were not reclassified in the company’s 2008 and 2007 consolidated statements of cash flows.

4.  Industry Segment Information

Orbital’s products and services are grouped into three reportable business segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) advanced space programs. Reportable segments are generally organized based upon product lines.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.  The primary products and services from which the company’s reportable segments derive revenues are:

•
Launch Vehicles.  Rockets that are used as interceptor and target vehicles for missile defense systems, small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•
Satellites and Space Systems.  Small- and medium-class spacecraft that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, carry out interplanetary and other deep-space exploration missions, enable national security applications, collect imagery and other remotely-sensed data about the Earth and to demonstrate new space technologies.

•
Advanced Space Programs.  Human-rated space systems for Earth-orbit and lunar exploration, and small satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts.  Substantially all of the company’s assets and operations are located within the United States.

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,
	2009	2008		2007
Launch Vehicles:
Revenues (1)	$ 440,172	$454,278		$395,329
Operating income	14,166	33,603		39,455
Identifiable assets	151,249	127,609		115,646
Capital expenditures	10,115	8,745		4,682
Depreciation	5,954	5,617		5,490
Satellites and Space Systems:
Revenues (1)	$ 352,252	$422,274		$466,699
Operating income	27,329	32,166		30,689
Identifiable assets	178,233	164,119		176,538
Capital expenditures	9,931	9,781		8,267
Depreciation	8,751	8,899		7,430
Advanced Space Programs:
Revenues (1)	$ 344,787	$298,050		$175,121
Operating income	10,798	19,068		12,415
Identifiable assets	91,981	85,185		23,767
Capital expenditures	21,739	2,731		—
Depreciation	12	13		140
Corporate and Other:
Revenues (1)	$ (11,916)	$(5,967)		$(3,209)
Operating income (loss) (2)	—	(555)		(1,335)
Identifiable assets (3)	508,018	476,982	(5)	446,401	(5)
Capital expenditures (4)	3,558	5,295		5,530
Depreciation (4)	4,491	4,240		3,947
Consolidated:
Revenues	$1,125,295	$1,168,635		$1,033,940
Operating income	52,293	84,282		81,224
Identifiable assets	929,481	853,895	(5)	762,352	(5)
Capital expenditures	45,343	26,552		18,479
Depreciation	19,208	18,769		17,007
____________
(1)
Corporate and other revenues are comprised solely of the elimination of intersegment sales.  Satellites and space systems revenues include $3.7 million, $4.3 million and $1.8 million of the intersegment sales in 2009, 2008 and 2007, respectively.  Launch vehicles revenues include $8.0 million, $1.1 million and $1.2 million of the intersegment sales in 2009, 2008 and 2007, respectively.  Advanced space programs revenues include $0.2 million, $0.5 million and $0.2 million of the intersegment sales in 2009, 2008 and 2007, respectively.

(2)	Corporate and other operating income consists primarily of corporate general and administrative expenses allocated to the TMS business unit (see Note 3).
(3)	Corporate and other identifiable assets at December 31, 2007 include assets of $20.5 million attributable to the TMS business unit that was sold in 2008 (see Note 3).
(4)	Corporate and other capital expenditures and depreciation include amounts attributable to the TMS business unit that was sold in 2008 (see Note 3).
(5)	As adjusted to give effect to the adoption of a new accounting pronouncement (see Note 2).

5.  Export Sales and Major Customers

Orbital’s revenues by geographic area, as determined by customer location, were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
United States	$1,020,722	$1,080,989	$860,810
Europe	72,955	33,507	113,150
East Asia and Australia	31,618	54,139	59,980
Total	$1,125,295	$1,168,635	$1,033,940

Approximately 78%, 73% and 68% of the company’s revenues in 2009, 2008 and 2007, respectively, were generated under contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government’s prime contractors.  All such revenues were recorded in the launch vehicles, satellites and space systems or advanced space programs segments.  In the satellites and space systems segment, one customer accounted for approximately 12% of consolidated revenues in 2009, and another customer accounted for approximately 14% and 12% in 2008 and 2007, respectively.

6.  Balance Sheet Accounts and Supplemental Disclosures

Receivables

The components of receivables were as follows (in thousands):

	December 31,
	2009	2008
Billed	$53,157	$51,156
Unbilled	145,226	150,955
Retainages due upon contract completion	1,099	1,000
Total	$199,482	$203,111

Approximately 81% of unbilled receivables and retainages at December 31, 2009 are due within one year and will be billed on the basis of contract terms and delivery schedules.  Approximately 88% and 86% of the company’s receivables at December 31, 2009 and 2008, respectively, were related to contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government’s prime contractors.  Receivables from non-U.S. customers totaled $7.0 million and $8.7 million at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, unbilled receivables included $16.9 million and $18.7 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  Through December 31, 2009, the company has recognized approximately $30 million of revenues under such contracts, a portion or all of which could be reversed in future periods if satellite performance criteria are not met.  The company generally procures annual insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

Through December 31, 2009, the company has recognized approximately $29 million of estimated award fees on the Orion contract that are subject to a final assessment at the conclusion of the contract.  If the final award fee assessment is different than the company’s estimate of such assessment, the company will be required to record a revenue and profit adjustment in future periods.

Inventory

Inventories consisted of the following (in thousands):

	December 31,
	2009	2008
Inventories	$39,806	$34,399
Allowance for inventory obsolescence	(1,144)	(965)
Total	$38,662	$33,434

Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Land	$3,349	$3,349
Buildings and leasehold improvements	52,988	47,585
Furniture, fixtures and equipment	164,028	152,377
Software and other	48,790	33,359
	269,155	236,670
Accumulated depreciation and amortization	(135,880)	(131,790)
Total	$133,275	$104,880

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $19.2 million, $18.8 million and $17.0 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2009	2008
Contract related accruals	$78,957	$84,394
Payroll related accruals	51,101	49,521
Interest	1,643	1,761
Other	12,639	8,531
Total	$144,340	$144,207

Cash Flow

Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Interest paid	$3,741	$3,700	$3,162
Income taxes paid	1,309	3,025	2,387

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

The convertible notes are convertible into cash, or a combination of cash and common stock at the company’s election, based on an initial conversion rate of 40.8513 shares of the company’s common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share) only under any of the following circumstances:  (1) if, prior to January 13, 2027, the closing sale price of the common stock of Orbital for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; (2) if, prior to January 13, 2027, during the 5 consecutive trading-day period following any 5 consecutive trading-day period in which the trading price of the convertible notes was less than 98% of the product of the closing sale price of the company’s common stock multiplied by the applicable conversion rate; (3) if the convertible notes have been called for redemption, at any time prior to the close of business on the third business day prior to the redemption date; (4) if the company elects to distribute to all holders of Orbital common stock certain rights entitling them to purchase, for a period expiring within 60 days, the company’s common stock at less than the average of the closing sale prices of Orbital common stock for the 10 consecutive trading days immediately preceding the declaration date of such distribution; (5) if the company elects to distribute to all holders of Orbital common stock, assets, debt securities or certain rights to purchase securities of the company, which distribution has a per share value exceeding 10% of the closing sale price of Orbital common stock on the trading day immediately preceding the declaration date of such distribution; or (6) during a specified period, if a ‘‘fundamental change’’ (as such term is defined in the indenture governing the convertible notes) occurs.  The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the convertible notes.

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

Holders of the convertible notes may require the company to repurchase the convertible notes, in whole or in part, on January 15, 2014, January 15, 2017 or January 15, 2022, for cash equal to 100% of the principal amount of the convertible notes plus any unpaid interest, if any, accrued to the redemption date.  In addition, holders of the convertible notes may require the company to repurchase the convertible notes, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date, if a ‘‘fundamental change’’ occurs prior to maturity of the convertible notes.

Credit Facility

In August 2007, the company entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate.  The Credit Facility is secured by substantially all of the company’s assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of December 31, 2009, there were no borrowings under the Credit Facility, although $6.5 million of letters of credit were issued under the Credit Facility.  Accordingly, as of December 31, 2009, $93.5 million of the Credit Facility was available for borrowings.

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

8.  Fair Value of Financial Instruments

Effective January 1, 2008, the company adopted a new accounting pronouncement pertaining to fair value measurements.  The pronouncement clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.  The adoption of this pronouncement did not have a material impact on the company’s fair value measurements.

The valuation techniques required by fair value measurements accounting guidance are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions.  The new accounting guidance established a fair value hierarchy that distinguishes between these two types of inputs.  The following section describes the valuation methodologies used by the company to measure its financial instruments at fair value.

Investments

As of December 31, 2009, the company held investments consisting of four auction-rate debt securities, an auction-rate equity security and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 15 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments was as follows (in thousands):

	December 31, 2009			December 31, 2008
	Cost or Amortized Cost	Net Unrealized Gain(Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain(Loss)	Fair Value
Debt	$ 11,400	$ (500)	$ 10,900	$ 12,900	$ —	$ 12,900
Equity	2,000	200	2,200	3,800	—	3,800
Total	$ 13,400	$ (300)	$ 13,100	$ 16,700	$ —	$ 16,700

The changes in fair value of the investments were recorded as follows (in thousands):

	Years Ended December 31,
	2009	2008
Debt Securities
Fair value at beginning of period	$12,900	$17,700
Temporary impairment (charges) credits, net	(500)	2,100
Other-than-temporary impairment charges	(1,500)	(6,900)
Net change in fair value	(2,000)	(4,800)
Fair value at end of period	$10,900	$12,900

Equity Securities
Fair value at beginning of period	$3,800	$10,300
Temporary impairment (charges) credits, net	200	4,400
Other-than-temporary impairment charges	(1,800)	(10,900)
Net change in fair value	(1,600)	(6,500)
Fair value at end of period	$2,200	$3,800

Total
Fair value at beginning of period	$16,700	$28,000
Temporary impairment (charges) credits, net	(300)	6,500
Other-than-temporary impairment charges	(3,300)	(17,800)
Net change in fair value	(3,600)	(11,300)
Fair value at end of period	$13,100	$16,700

      Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through December 31, 2009, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

The company has estimated the fair value of these securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) the time horizon until each security will be sold.  The discount rates used in the present value calculations are based on yields on U.S. Treasury securities with similar time horizons plus interest rate risk premiums that are intended to compensate for general market risk and the risk specific to each security.  The risk premiums are based upon current credit default swap pricing market data for similar or related securities or credit spreads for corporate bonds with similar credit ratings and similar maturities.  The discounted cash flow analysis is a Level 3 valuation.

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

Effective April 1, 2009, the company adopted new accounting guidance pertaining to the recognition and presentation of other-than-temporary impairments.  This new accounting guidance requires other-than-temporary impairments for debt securities to be separated into (i) the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings, and (ii) the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income.  This noncredit loss component of the impairment may only be classified in other comprehensive income if (a) the holder of the security concludes that it does not intend to sell the security, and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value.  If these conditions are not met, the noncredit loss must also be recognized in earnings.  All of the other-than-temporary impairment charges that the company has recognized were attributable to credit losses.

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

Convertible Notes

The fair value of the 2.4375% convertible notes at December 31, 2009 and 2008 was estimated at approximately $136.5 million and $133.2 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer.

9.  Income Taxes

The significant components of the company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 were (in thousands):

	December 31,
	2009	2008
Current Deferred Tax Assets:		(As adjusted)
U.S. federal and state net operating loss carryforwards	$21,455	$24,250
Accruals, reserves and other	21,205	15,235
Valuation allowance	(4,758)	(4,117)
Current deferred tax assets, net	37,902	35,368

Noncurrent Deferred Tax Assets (Liabilities):
U.S. federal and state net operating loss carryforwards	31,534	50,849
Capitalized research and development costs	20,298	18,374
Tax credit and capital loss carryforwards	17,714	15,868
Intangible assets and other	1,247	1,600
Debt costs	(8,823)	(10,645)
Excess tax depreciation and other	(3,748)	(4,032)
	58,222	72,014
Valuation allowance	(7,896)	(8,808)
Noncurrent deferred tax assets, net	50,326	63,206
Total deferred tax assets, net	$88,228	$98,574

The company’s income tax provisions from continuing operations for the years ended December 31, 2009, 2008 and 2007 were comprised of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:		(As adjusted)	(As adjusted)
Federal	$1,127	$1,239	$1,387
State	1,901	685	1,265
Total current	3,028	1,924	2,652

Deferred:
Federal	16,407	20,703	28,043
State	(7,820)	(549)	3,567
Total deferred	8,587	20,154	31,610
Total income tax provision	$11,615	$22,078	$34,262

A reconciliation of the statutory federal income tax rate to the company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
		(As adjusted)
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	3.4	3.4	4.6
Research and development credits	(17.1)	(0.7)	—
Settlement of tax contingencies	—	(4.5)	—
Other, net	2.2	(2.8)	0.8
Changes in valuation allowance	0.6	3.7	(0.3)
Effective rate	24.1%	34.1%	40.1%

The company recognized research and development tax credits in 2009 and 2008 that were primarily attributable to the company’s Taurus II and COTS research and development programs that are further discussed in Notes 10 and 1, respectively.  In addition, in 2008 the company recorded the reversal of a $3.1 million reserve related to the settlement of an IRS audit.

At December 31, 2009, the company had U.S. federal net operating loss carryforwards of $144 million (portions of which expire beginning in 2022 through 2028) and a U.S. capital loss carryforward of $9 million (which expires in 2011).  The U.S. capital loss carryforward is primarily related to an investment that was liquidated in 2006.  The deferred tax assets related to capital losses have been fully offset with a valuation allowance due to the uncertainty of realization.  These net operating loss and capital loss carryforwards are subject to certain limitations and other restrictions.

On January 1, 2007, the company adopted a new accounting standard pertaining to accounting for uncertainty in income taxes.  There was no material effect on the company’s financial statements associated with the adoption of the new standard.  Changes in the company’s unrecognized tax benefits were as follows (in thousands):

	2009	2008	2007
Unrecognized tax benefits at beginning of year	$2,891	$3,654	$3,117
Additions based on tax positions related to the current year	3,430	2,342	537
Additions for tax positions of prior years	1,187	—	—
Settlements with taxing authorities	—	(3,105)	—
Unrecognized tax benefits at end of year	$7,508	$2,891	$3,654

All unrecognized tax benefits, if recognized, would affect the effective tax rate.

The company is subject to U.S. federal income tax and income tax in multiple state jurisdictions.  The company has substantially concluded all income tax matters for years through 1989.  In addition, the IRS completed an audit of the company’s 2005 federal income tax return in 2008.

      The company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  No interest or penalties are recorded in the accompanying consolidated financial statements.

10.  Commitments and Contingencies

Leases

Aggregate minimum commitments under non-cancelable operating leases, primarily for office space and equipment rentals, at December 31, 2009 were as follows (in thousands):

2010	$19,499
2011	19,940
2012	19,516
2013	16,556
2014	14,817
Thereafter	42,615
$132,943

Rent expense for 2009, 2008 and 2007 was $17.4 million, $15.7 million and $15.5 million, respectively.

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

The company is engaged in a major new product development program of a medium capacity rocket, Taurus II, that could substantially increase the payload capacity of the company’s space launch vehicle platforms.  The company is marketing the launch vehicle to U.S. Government and commercial customers.  The company expects the Taurus II launch vehicle to be ready for its inaugural launch in 2011.  Approximately $66.5 million and $37.7 million of the research and development expenses in 2009 and 2008, respectively, were attributable to the Taurus II program.  The company believes that it will continue to incur significant research and development expenses in 2010 and to a lesser extent in 2011 on the Taurus II development effort.

The majority of the company’s revenues are attributable to contracts with the U.S. Government and the company believes that a majority of the company’s research and development expenses are recoverable and billable under such contracts.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company is currently engaged in discussions with the Defense Contract Audit Agency regarding the allowability of research and development costs incurred in connection with the company’s Taurus II development program.  The company believes that such costs are allowable, although the U.S. Government has not yet made a determination.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

During 2009, the Kinetic Energy Interceptor program was terminated by the U.S. Government for convenience.  The company has recognized its best estimate of the termination settlement.  However, because of the inherent judgment associated with termination costs and fee assessments, it is possible that the company could recognize a material adjustment to earnings upon resolution of this matter.

Litigation

From time to time the company is party to certain litigation or other legal proceedings arising in the ordinary course of business.  Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome of such litigation or other legal proceedings will have a material adverse effect on the company’s results of operations or financial condition.

11.  Stock Plans and Equity Transactions

Stock Plans

The company’s share-based incentive plans permit the company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisers of the company.  Restricted stock units and stock options generally vest over three years and are not subject to any performance criteria.  Options expire no more than 10 years following the grant date.  Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares.

The company also has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of quarterly offering periods.  As of December 31, 2009, approximately 800,000 shares of common stock were available for purchase under the ESPP.  During the years ended December 31, 2009, 2008 and 2007, compensation expense associated with the ESPP was $0.4 million, $0.3 million and $0.4 million, respectively.

Equity Transactions

The following tables summarize information related to stock-based compensation transactions and plans:

	Restricted Stock Units		Stock Options
	Weighted Average			Weighted Average
	Number of	Measurement	Number of	Exercise
	Units	Date Fair Value	Options	Price
Outstanding at December 31, 2006	1,141,723	$15.34	4,579,513	$10.81
Granted (1)	499,030	23.17	—	—
Exercised	—	—	(1,009,429)	10.05
Vested	(462,539)	14.83	—	—
Forfeited	(81,026)	19.54	(6,537)	8.36
Expired	—	—	(28,035)	19.43
Outstanding at December 31, 2007	1,097,188	18.81	3,535,512	11.77
Granted (1)	424,495	25.03	—	—
Exercised	—	—	(798,176)	11.98
Vested	(582,965)	17.36	—	—
Forfeited	(60,924)	19.11	(8,583)	6.92
Expired	—	—	(228,520)	41.16
Outstanding at December 31, 2008	877,794	23.01	2,500,233	9.01
Granted (1)	86,760	15.14	—	—
Exercised	—	—	(107,728)	9.82
Vested	(466,155)	21.69	—	—
Forfeited	(24,784)	23.18	(7,500)	12.15
Expired	—	—	(83,700)	27.52
Outstanding at December 31, 2009	473,615	$22.88	2,301,305 (2)	$ 8.29
_______________
(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 2.57 years.

	Options Outstanding (1)
		Weighted Average	Weighted
Range of	Number	Remaining Contractual	Average
Exercise Prices	Outstanding	Term (Years)	Exercise Price
$1.30-$5.79	975,268	2.40	$ 4.72
5.80-12.25	876,927	2.63	9.84
12.26-18.50	449,110	2.83	13.04
$1.30-$18.50	2,301,305	2.57	8.29
______________
(1)	All outstanding options were exercisable as of December 31, 2009.

(Dollars in millions)	Years Ended December 31,
	2009	2008	2007
Stock-based compensation expense recognized (1)	$9.2	$9.3	$7.6
Income tax benefit related to stock-based compensation expense (1)	3.1	3.2	2.6
Intrinsic value of options exercised, computed as the market price
on the exercise date less the price paid to exercise the options	0.6	11.0	10.8
Cash received from exercise of options	1.1	9.6	10.1
Grant date fair value of vested restricted stock units	10.1	10.0	6.9
Tax (expense) benefit recorded as a (decrease) increase to additional
paid-in capital related to stock-based compensation transactions	(1.1)	4.0	4.8
_______________
(1)	2008 and 2007 include amounts attributable to the TMS business unit that was sold in the second quarter of 2008 (see Note 3).

As of
December 31, 2009
Shares of common stock available for grant under the company’s stock-based incentive plans	1,645,741
Aggregate intrinsic value of restricted stock units that are expected to vest	$6.5
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 1.36 years	7.1
Aggregate intrinsic value of stock options outstanding, all fully vested	16.1

Securities Repurchase Transactions

In 2009, 2008 and 2007, the company’s Board of Directors authorized the purchase of up to $50 million of the company’s outstanding debt and equity securities over a 12-month period commencing in April of each year.  Under these securities purchase programs, the company repurchased and retired 1.2 million shares of its common stock at a cost of $16.7 million during 2009, 2.5 million shares of its common stock at a cost of $49.5 million during 2008 and 1.6 million shares of its common stock at a cost of $33.4 million during 2007.  As of December 31, 2009, the company had authority to purchase an additional $45.6 million of common stock pursuant to this repurchase program through March 5, 2010.

12.  Employee Benefit Plans

The company has a defined contribution plan (the “Plan”) generally covering all full-time employees.  Company contributions to the Plan are made based on plan provisions and at the discretion of the Board of Directors.  The company made contributions of $16.3 million, $14.9 million and $12.1 million during 2009, 2008 and 2007, respectively.

The company also has two overfunded defined benefit plans that were frozen upon acquisition in a 1994 business combination.  As of December 31, 2009 and 2008, the company had recorded a $3.5 million and $1.8 million asset, respectively, in other non-current assets related to the pension plans.  The plans are not significant to the accompanying consolidated financials statements taken as a whole, and accordingly, additional related disclosures are omitted from these notes to the consolidated financial statements.

The company has a deferred compensation plan for senior managers and executive officers.  At December 31, 2009 and 2008, liabilities related to this plan totaling $8.0 million and $6.8 million, respectively, were included in accrued expenses.

13.  Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two years (in thousands, except per share data):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2009
Revenues	$295,741	$270,129	$277,092	$282,333
Income from operations	11,164	12,821	13,582	14,726
Income from continuing operations	9,202	8,739	9,382	9,284
Income from discontinued operations, net of taxes	—	—	—	—
Net income	9,202	8,739	9,382	9,284
Basic income per share:
Income from continuing operations	0.16	0.15	0.16	0.16
Income from discontinued operations	—	—	—	—
Net income	0.16	0.15	0.16	0.16
Diluted income per share:
Income from continuing operations	0.16	0.15	0.16	0.16
Income from discontinued operations	—	—	—	—
Net income	0.16	0.15	0.16	0.16

2008
Revenues	$283,545	$301,223	$278,628	$305,239
Income from operations(1)	19,991	26,487	21,000	16,804
Income from continuing operations(1)(2)(4)	12,062	10,111	11,447	8,996
Income from discontinued operations, net of taxes(3)	949	14,969	—	—
Net income(4)	13,011	25,080	11,447	8,996
Basic income per share:
Income from continuing operations(4)	0.20	0.17	0.19	0.15
Income from discontinued operations	0.02	0.25	—	—
Net income(4)	0.22	0.42	0.19	0.15
Diluted income per share:
Income from continuing operations(4)	0.20	0.17	0.19	0.15
Income from discontinued operations	0.02	0.24	—	—
Net income(4)	0.21	0.41	0.19	0.15
_____________
(1)	The fourth quarter of 2008 included a $5.6 million adjustment to reduce revenue and income from operations as a result of a launch vehicle failure.
(2)	Income from continuing operations in 2008 included investment impairment charges of $10.6 million, $1.0 million and $6.2 million recorded in the second, third and fourth quarter, respectively.
(3)
The company sold its TMS business unit and recorded a $14.8 million after-tax gain in the second quarter of 2008 (see Note 3).  The gain on sale and the operating results of this business unit are reported as discontinued operations.

(4)	As adjusted, to give effect to the adoption of new accounting pronouncements (See Notes 1 and 2).

ORBITAL SCIENCES CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

		Additions
			Charged/
	Balance at	Charged to	Credited to			Balance
	Start of	Costs and	Other			at End of
Description	Period	Expenses	Accounts		Deductions	Period
YEAR ENDED DECEMBER 31, 2007
Allowance for doubtful accounts	$115	$—	$—		$—	$115
Allowance for obsolete inventory	818	445	—		(153)	1,110
Deferred income tax valuation allowance	11,378	—	2,505	(1)	(284)	13,599
YEAR ENDED DECEMBER 31, 2008
Allowance for doubtful accounts	115	—	—		(65)	50
Allowance for obsolete inventory	1,110	—	—		(145)	965
Deferred income tax valuation allowance	13,599	2,572	(2,505	)(1)	(741)	12,925
YEAR ENDED DECEMBER 31, 2009
Allowance for doubtful accounts	50	—	—		(50)	—
Allowance for obsolete inventory	965	179	—		—	1,144
Deferred income tax valuation allowance	12,925	846	115		(1,232)	12,654
____________

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended.  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of the company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

  The information required by this Item is included under the captions “Executive Officers of the Registrant” in Part I above and under the captions “Proposal 1 - Election of Directors - Directors to be Elected at the 2010 Annual Meeting, - Directors Whose Terms Expire in 2011, - Directors Whose Terms Expire in 2012,” “Corporate Governance - Code of Business Conduct and Ethics,” “Information Concerning the Board of Directors and Its Committees - Board Committees” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 9, 2010 and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is included under the captions “Executive Compensation - Compensation Discussion and Analysis, - Human Resources and Compensation Committee Report, - Summary Compensation Table, - Grants of Plan-Based Awards, - Outstanding Equity Awards at Fiscal Year-End, - Option Exercises and Stock Vested, - Pension Benefits,  - Nonqualified Deferred Compensation, - Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Information Concerning the Board of Directors and Its Committees - Director Compensation” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 9, 2010 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2009:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued	Exercise Price	Equity Compensation
	Upon Exercise of	of Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	securities reflected
Plan Category	Warrants and Rights	and Rights	in first column)
Equity Compensation
Plans Approved by
Security Holders (1)	—	$ —	953,425
Equity Compensation
Plans Not Approved by
Security Holders (2)	2,301,305	8.29	692,316
Total	2,301,305	$ 8.29	1,645,741

(1)
The equity compensation plans approved by our stockholders are our 1997 Stock Option and Incentive Plan (“1997 Option Plan”) and our 2005 Stock Incentive Plan (“2005 Stock Plan”).  A subsequent amendment in 1998 to the 1997 Option Plan increasing the total number of authorized shares thereunder to 3,200,000 also was approved by our stockholders.  For purposes of reporting on the options outstanding under the 1997 Option Plan, we have assumed that all 3,200,000 shares approved by stockholders were issued during 1997 and 1998.  The 2005 Stock Plan has a maximum of 2,500,000 shares available for issuance, subject to adjustment upon the occurrence of certain events.  The share numbers shown in this row do not include shares that may be issued under the company’s 1999 Employee Stock Purchase Plan, which currently has approximately 782,763 shares available for issuance, and do not include 473,615 shares subject to outstanding restricted stock and restricted stock unit awards.

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

The information required by this Item is also included under the caption “Ownership of Common Stock” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 9, 2010 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the caption “Information Concerning the Board of Directors and Its Committees — Related Person Transactions Policy, — Director Independence” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 9, 2010 and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is included under the caption “Other Matters — Fees of Independent Registered Public Accounting Firm, — Pre-Approval of Audit and Non-Audit Services” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 9, 2010 and is incorporated herein by reference.

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

Dated: February 25, 2010	ORBITAL SCIENCES CORPORATION
	By:	/s/ David W. Thompson
David W. Thompson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 25, 2010
Signature:	Title:

/s/ David W. Thompson	Chairman of the Board and Chief Executive Officer, Director (Principal
David W. Thompson	Executive Officer)

/s/ James R. Thompson	Vice Chairman, President and Chief Operating Officer, Director
James R. Thompson

/s/ Garrett E. Pierce	Vice Chairman and Chief Financial Officer, Director (Principal Financial
Garrett E. Pierce	Officer)

/s/ Hollis M. Thompson	Senior Vice President and Controller (Principal Accounting Officer)
Hollis M. Thompson

/s/ Edward F. Crawley	Director
Edward F. Crawley

/s/ Lennard A. Fisk	Director
Lennard A. Fisk

/s/ Robert M. Hanisee	Director
Robert M. Hanisee

/s/ Robert J. Hermann	Director
Robert J. Hermann

/s/ Ronald T. Kadish	Director
Ronald T. Kadish

/s/ Janice I. Obuchowski	Director
Janice I. Obuchowski

/s/ James G. Roche	Director
James G. Roche

/s/ Frank L. Salizzoni	Director
Frank L. Salizzoni

/s/ Harrison H. Schmitt	Director
Harrison H. Schmitt

/s/ Scott L. Webster	Director
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

10.22
Amendment dated as of January 20, 2009, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.23	Amendment dated as of December 21, 2009, to Purchase Contract by and between Orbital Sciences Corporation and The Boeing Company (transmitted herewith).

10.24
Schedule A Basic Contract dated as of December 17, 2007, by and between Orbital Sciences Corporation and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).**

10.25
Contract No. NNJ09GA02B for ISS Commercial Resupply Services dated December 23, 2008, by and between Orbital Sciences Corporation and the National Aeronautics and Space Administration (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.26
Task Order No. 1 for Contract NNJ09GA02B for ISS Commercial Resupply Services dated December 23, 2008, by and between Orbital Sciences Corporation and the National Aeronautics and Space Administration (incorporated by reference to Exhibit 10.25 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.27
Form of Executive Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

10.28
Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

10.29	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.30
Form of Non-Employee Director Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.29 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).*

10.31	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.32	Form of Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on May 2, 2005).*

10.33	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.32 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).*
12	Statement re Computation of Ratio of Earnings to Fixed Charges (transmitted herewith).
23	Consent of PricewaterhouseCoopers LLP (transmitted herewith).
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
_____________________

*      Management Contract or Compensatory Plan or Arrangement.
**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.