Form 10-Q
period 2010-04-23
ORBITAL SCIENCES CORP /DE/
filed 2010-04-23
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

As of April 21, 2010, 57,617,490 shares of the registrant’s Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
  (Unaudited, in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$372,065	$372,986
Receivables, net	225,441	199,482
Inventories, net	39,960	38,662
Deferred income taxes, net	39,430	37,902
Other current assets	31,987	14,258
Total current assets	708,883	663,290
Investments	12,600	13,100
Property, plant and equipment, net	142,818	133,275
Goodwill	55,551	55,551
Deferred income taxes, net	44,642	50,326
Other non-current assets	13,948	13,939
Total assets	$978,442	$929,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$190,386	$171,805
Deferred revenues and customer advances	136,453	127,056
Total current liabilities	326,839	298,861
Long-term obligations	121,566	120,274
Other non-current liabilities	7,588	7,886
Total liabilities	455,993	427,021
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 57,562,870 and
56,879,528 shares outstanding, respectively	576	569
Additional paid-in capital	550,284	539,235
Accumulated other comprehensive loss	(2,241)	(1,906)
Accumulated deficit	(26,170)	(35,438)
Total stockholders’ equity	522,449	502,460
Total liabilities and stockholders’ equity	$978,442	$929,481

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except per share data)

	Quarters Ended March 31,
	2010	2009

Revenues	$296,190	$295,741
Cost of revenues	227,902	246,348
Research and development expenses	30,163	18,971
Selling, general and administrative expenses	20,760	19,258
Income from operations	17,365	11,164
Interest income and other	338	5,663
Interest expense	(2,361)	(2,257)
Investment impairment charge	—	(700)
Income before income taxes	15,342	13,870
Income tax provision	(6,074)	(4,668)
Net income	$9,268	$9,202

Basic income per share	$0.16	$0.16

Diluted income per share	$0.16	$0.16

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Quarters Ended March 31,
	2010	2009
Operating Activities:
Net income	$9,268	$9,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,243	4,876
Deferred income taxes	4,053	4,046
Investment impairment charge	—	700
Stock-based compensation and other	3,020	3,837
Changes in assets and liabilities	(16,834)	(6,595)
Net cash provided by operating activities	4,750	16,066

Investing Activities:
Capital expenditures	(15,097)	(5,897)
Net cash used in investing activities	(15,097)	(5,897)

Financing Activities:
Net proceeds from issuances of common stock	7,899	529
Repurchase of common stock	—	(14,580)
Tax benefit of stock-based compensation	1,527	70
Net cash provided by (used in) financing activities	9,426	(13,981)

Net decrease in cash and cash equivalents	(921)	(3,812)
Cash and cash equivalents, beginning of period	372,986	328,307
Cash and cash equivalents, end of period	$372,065	$324,495

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

(1)  Basis of Presentation

Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission.  The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including estimates of future contract costs and earnings.  Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period.  Management periodically assesses and evaluates the adequacy and/or deficiency of liabilities recorded for various reserves, contract risks and other uncertainties.  Actual results could differ from these estimates and assumptions.

All financial amounts are stated in U.S. dollars unless otherwise indicated.

The company has evaluated subsequent events in accordance with U.S. GAAP (See Note 13).  Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results expected for the full year.

(2)  Industry Segment Information

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

•
Advanced Space Programs.  Human-rated space systems for Earth-orbit and lunar exploration, and small- and medium-class satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts.  Substantially all of the company’s assets and operations are located within the United States.

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended March 31,
	2010	2009
Launch Vehicles:
Revenues(1)	$100,342	$119,240
Operating income	4,531	4,286
Identifiable assets	182,780	151,249	(2)
Capital expenditures	10,216	1,460
Depreciation	1,806	1,611
Satellites and Space Systems:
Revenues(1)	$100,521	$110,157
Operating income	7,707	7,800
Identifiable assets	192,166	178,233	(2)
Capital expenditures	1,530	3,524
Depreciation	2,265	2,176
Advanced Space Programs:
Revenues(1)	$107,543	$68,346
Operating income	5,127	(922)
Identifiable assets	101,962	91,981	(2)
Capital expenditures	2,510	578
Depreciation	3	3
Corporate and Other:
Revenues(1)	$(12,216)	$(2,002)
Operating income	—	—
Identifiable assets	501,534	508,018	(2)
Capital expenditures	841	335
Depreciation	1,169	1,086
Consolidated:
Revenues	$296,190	$295,741
Operating income	17,365	11,164
Identifiable assets	978,442	929,481	(2)
Capital expenditures	15,097	5,897
Depreciation	5,243	4,876
______________

 (1)  Corporate and other revenues are comprised solely of the elimination of intersegment sales.  Launch vehicles segment revenues include $10.5 million and $0.9 million of intersegment sales in the quarters ended March 31, 2010 and 2009, respectively.  Satellites and space systems segment revenues include $1.3 million and $1.0 million of intersegment sales in the quarters ended March 31, 2010 and 2009, respectively.  Advanced space programs segment revenues include $0.4 million and $0.1 million of intersegment sales in the quarters ended March 31, 2010 and 2009, respectively.

(2) As of December 31, 2009.

(3)	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) for income from continuing operations is as follows (in thousands, except per share amounts):

	Quarters Ended March 31,
Numerator	2010	2009
Net income	$9,268	$9,202
Percentage allocated to shareholders (1)	99.2%	98.5%
Numerator for basic and diluted earnings per share	$9,193	$9,064

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	57,060	57,189
Dilutive effect of stock options	796	664
Denominator for diluted earnings per share	57,856	57,853

Per share income
Basic	$0.16	$0.16
Diluted	0.16	0.16

_________________________
(1) Basic weighted-average shares outstanding	57,060	57,189
Basic weighted-average shares outstanding and
unvested restricted stock units expected to vest	57,536	58,063
Percentage allocated to shareholders	99.2%	98.5%

The calculation of EPS shown above excludes the income attributable to the company’s unvested restricted stock units (“RSUs”) from the numerator and excludes the impact of those units from the denominator.

In the first quarters of 2010 and 2009, diluted weighted-average shares outstanding excluded the effect of less than 0.1 million and approximately 0.1 million, respectively, of stock options that were anti-dilutive.  Diluted weighted-average shares outstanding also excluded the effect of the RSUs and the company’s $143.8 million of 2.4375% convertible senior subordinated notes that were anti-dilutive.

(4)  Receivables

Receivables consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Billed	$47,822	$53,157
Unbilled	177,619	146,325
Total	$225,441	$199,482

As of March 31, 2010 and December 31, 2009, unbilled receivables included approximately $17 million of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.  In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of March 31, 2010, the company could be required to refund up to approximately $20 million to customers if certain completed satellites were to fail to satisfy performance criteria.  The company generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.  See Note 13, “Subsequent Events.”

Through March 31, 2010, the company has recognized approximately $30 million of estimated award fees on the Orion contract that are subject to a final assessment at the conclusion of the contract.  If the final award fee assessment is different than the company’s estimate of such assessment, the company will be required to record a revenue and profit adjustment in future periods.

(5)  Inventories

Total inventories were $40.0 million at March 31, 2010 and $38.7 million at December 31, 2009.  Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(6)  Investments

As of March 31, 2010, the company held investments consisting of four auction-rate debt securities (three life insurance company capital reserve funds and one credit derivative products company reserve fund), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 15 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	March 31, 2010			December 31, 2009
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$11,400	$(900)	$10,500	$11,400	$(500)	$10,900
Equity(1)	2,000	100	2,100	2,000	200	2,200
Total	$13,400	$(800)	$12,600	$13,400	$(300)	$13,100

(1)  As of March 31, 2010 and December 31, 2009, cost and fair value of the two preferred stock investments was $0.

The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended March 31,
	2010	2009
Debt Securities
Fair value at beginning of period	$10,900	$12,900
Temporary impairment charges	(400)	(100)
Fair value at end of period	$10,500	$12,800

Equity Securities
Fair value at beginning of period	$2,200	$3,800
Temporary impairment charges	(100)	(1,200)
Other-than-temporary impairment charges	—	(700)
Net change in fair value	(100)	(1,900)
Fair value at end of period	$2,100	$1,900

Total
Fair value at beginning of period	$13,100	$16,700
Temporary impairment charges	(500)	(1,300)
Other-than-temporary impairment charges	—	(700)
Net change in fair value	(500)	(2,000)
Fair value at end of period	$12,600	$14,700

There was no sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through March 31, 2010, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

The company has estimated the fair value of these securities based on an income approach using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) the time horizon until each security will be sold.  The discount rates used in the present value calculations are based on yields on U.S. Treasury securities with similar time horizons plus interest rate risk premiums that are intended to compensate for general market risk and the risk specific to each security.  The risk premiums are based upon current credit default swap pricing market data for similar or related securities or credit spreads for corporate bonds with similar credit ratings and similar maturities.  The discounted cash flow analysis is a Level 3 valuation.

The company records other-than-temporary impairment charges with respect to equity securities based on the company’s assessment that it is likely that the fair value of the investment will not fully recover in the foreseeable future given the duration, severity and continuing declining trend of the fair value of the security, as well as the uncertain financial condition and near-term prospects of the issuer.  The company determines other-than-temporary impairment charges for its debt securities based on credit losses.

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

On January 1, 2010, the company adopted new accounting guidance that is included in Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.”  This guidance clarifies certain existing disclosure requirements.  This standard did not have a material impact on the company’s disclosures.

(7)  Debt

Convertible Notes

In December 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15.  As of March 31, 2010 and December 31, 2009, the net carrying amount of the convertible notes was $121.6 million and $120.3 million, respectively, and the related unamortized debt discount was $22.2 million and $23.5 million, respectively.

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

The fair value of the company’s convertible notes at March 31, 2010 and December 31, 2009 was estimated at $147.8 million and $136.5 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer.

Credit Facility

In August 2007, the company entered into a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of the company’s assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of March 31, 2010, there were no borrowings under the Credit Facility, although $6.5 million of letters of credit were issued under the Credit Facility.  Accordingly, as of March 31, 2010, $93.5 million of the Credit Facility was available for borrowings.

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

(8)  Comprehensive Income

Comprehensive income for the quarters ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Quarters Ended March 31,
	2010	2009

Net income	$9,268	$9,202
Unrealized loss on investments	(500)	(1,300)
Defined benefit plans, net of tax	166	(318)
Total comprehensive income	$8,934	$7,584

Accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009 was $2.2 million and $1.9 million, respectively.

(9)  Stock-Based Compensation

The following tables summarize information related to stock-based compensation transactions:

	Restricted Stock Units		Stock Options
		Weighted Average		Weighted Average
	Number of	Measurement	Number of	Exercise
	Units	Date Fair Value	Options	Price
Outstanding at December 31, 2009	473,615	$22.88	2,301,305	$ 8.29
Granted (1)	24,970	16.02	—	—
Exercised	—	—	(636,990)	11.65
Vested	(21,677)	19.05	—	—
Forfeited	(1,032)	24.88	(1,466)	5.79
Expired	—	—	(21,000)	18.50
Outstanding at March 31, 2010	475,876	$22.67	1,641,849 (2)	$ 6.86

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 2.40 years.

	Quarters Ended March 31,
(in millions)	2010	2009
Stock-based compensation expense	$1.8	$2.5
Income tax benefit related to stock-based compensation expense	0.7	0.8
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	4.3	0.2
Cash received from exercise of options	7.4	0.2
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	1.5	0.1

As of
(in millions)	March 31, 2010
Shares of common stock available for grant under stock-based incentive plans	1.6
Aggregate intrinsic value of restricted stock units that are expected to vest	$8.1
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 1.16 years	5.9
Aggregate intrinsic value of stock options outstanding, all fully vested	19.9

(10)  Research and Development

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

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses, including associated general and administrative expenses.  In the quarter ended March 31, 2010 and 2009, $28.2 million and $14.8 million, respectively, of costs, including associated general and administrative expenses, were incurred on the COTS program, of which $14.9 million and $11.9 million, respectively, were offset by NASA funding, resulting in net research and development expenses of $13.3 million and $2.9 million, respectively, recorded by the company.  Through March 31, 2010, $150.8 million of total costs, including associated general and administrative expenses, have been incurred on the COTS program, $98.1 million of which were offset by NASA funding, resulting in net research and development expenses to date of $52.7 million.  As of March 31, 2010 and December 31, 2009, deferred revenue and customer advances on the accompanying balance sheet included $42.0 million and $46.8 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.

(11)  Income Taxes

The company’s effective tax rates were 39.6% and 33.7% for the three months ended March 31, 2010 and 2009, respectively.  The increase in the effective tax rate was primarily due to the expiration of the research and development tax credit at the end of 2009.

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

        The company is engaged in a major product development program of a medium-capacity rocket, Taurus II, that could substantially increase the payload capacity of the company’s space launch vehicle platforms.  The company is marketing the launch vehicle to U.S. Government and commercial customers.  The company expects the Taurus II launch vehicle to be ready for its inaugural launch in 2011.  Approximately $15.2 million and $14.5 million of the research and development expenses in the first quarter of 2010 and 2009, respectively, were attributable to the Taurus II program.  Since the inception of the program through March 31, 2010, the company has recorded $124.9 million of costs on the Taurus II research and development program.  The company believes that it will continue to incur significant research and development expenses during the remainder of 2010 and to a lesser extent in 2011 on the Taurus II development effort.

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

(13)  Subsequent Events

On April 2, 2010, the company acquired certain assets and liabilities of the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation for $55 million in cash, subject to a potential working capital adjustment that will be determined at a later date.  The acquisition is expected to further strengthen the company’s competitive position in defense and intelligence, civil government and commercial satellite markets.  The initial accounting for this business combination was incomplete as of the date of the filing of this Form 10-Q as the acquisition was completed after the company’s reporting date of March 31, 2010.  Accordingly, the financial information contained herein does not include pro forma disclosures, acquisition-date fair values, or purchase price allocation information.

On April 5, 2010, the Galaxy 15 satellite that was manufactured by Orbital and placed into orbit in 2005 for Intelsat, Ltd. experienced an anomaly.  As of the date of the filing of this Form 10-Q, a technical investigation into the anomaly is ongoing.  If it is ultimately determined that the satellite cannot perform its mission, then the remaining incentive fees payable to the company under the Galaxy 15 contract may become uncollectible and a customer refund obligation could be triggered.  Such an outcome could result in a reduction in operating income of up to approximately $7 million in the quarter that such determination is made.  The company believes that it would be entitled to recover substantially all of this amount under its insurance policy and such proceeds would be recorded in “other income.”  Management currently believes that the incentive fees payable to the company will be realized and that no refund obligation will be triggered.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical information, the matters discussed within this Item 2 and elsewhere in this Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control.  Readers should be cautioned that a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2009, may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement.  Historical results of operations may not be indicative of future operating results.  We assume no obligation to update any forward-looking statements.

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

•
Advanced Space Programs.  Human-rated space systems for Earth-orbit and lunar exploration, and small- and medium-class satellites and satellite subsystems primarily used for national security space programs and to demonstrate new space technologies.

As discussed in Note 13 to the accompanying financial statements, on April 2, 2010, we acquired certain assets and liabilities of the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation for $55 million in cash, subject to a potential working capital adjustment that will be determined at a later date.

The following discussion should be read along with our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Consolidated Results of Operations for the Quarters Ended March 31, 2010 and 2009

Revenues - Our consolidated revenues were $296.2 million in the first quarter of 2010, an increase of $0.5 million, or less than 1%, compared to the first quarter of 2009 primarily due to higher revenues in the advanced space programs segment, partially offset by lower revenues in the launch vehicles and satellites and space systems segments.  Advanced space programs segment revenues increased $39.2 million, or 57%, due to increased activity on the International Space Station Commercial Resupply Services (“CRS”) contract and national security satellite programs, partly offset by decreased activity on the Orion human spacecraft program.  Launch vehicles segment revenues declined $18.9 million, or 16%, primarily due to decreased activity on the Ground-based Midcourse Defense (“GMD”) missile defense program and the termination of the Kinetic Energy Interceptor (“KEI”) program by the Missile Defense Agency (“MDA”) in the second quarter of 2009, partially offset by increased production work on Taurus II launch vehicles for the CRS contract.  Satellites and space systems segment revenues declined $9.6 million, or 9%, principally due to decreased activity on certain communications satellite contracts, partially offset by activity on three new communications satellite contracts awarded in the fourth quarter of 2009.  The elimination of intercompany revenues also reduced consolidated revenues in the first quarter of 2010 by $12.2 million, compared to $2.0 million in the first quarter of 2009.

Cost of Revenues - Our cost of revenues was $227.9 million in the first quarter of 2010, a decrease of $18.4 million, or 7%, compared to the first quarter of 2009.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  Our cost of revenues decreased, despite the increase in consolidated revenues, largely due to certain contract losses recorded in the first quarter of 2009 in the advanced space programs segment partially offset by improved contract execution resulting in higher overall profit margins in all three of our business segments.  Cost of revenues in the advanced space programs segment increased $23.1 million, or 39%, in the first quarter of 2010, whereas advanced space programs segment revenues increased 57%.  Cost of revenues in the launch vehicles segment decreased $22.2 million, or 23%, in the first quarter of 2010 compared to the first quarter of 2009.  Cost of revenues in the satellites and space systems segment decreased $9.2 million, or 10%, in the first quarter of 2010.

Research and Development Expenses - Our research and development expenses totaled $30.2 million, or 10% of revenues, in the first quarter of 2010, an $11.2 million increase compared to $19.0 million, or 6% of revenues, in the first quarter of 2009.  This increase in research and development expenses was primarily due to a $10.4 million increase on the Commercial Orbital Transportation Services (“COTS”) demonstration mission and a $0.7 million increase in our Taurus II launch vehicle development program.  In the first quarter of 2010 and 2009, approximately $15.2 million and $14.5 million, respectively, of our research and development expenses were attributable to the Taurus II program.

Under the COTS agreement, NASA has agreed to pay us $170 million in cash milestone payments, partially funding our COTS project costs which are currently estimated to be approximately $285 million.  The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized as an offset to our COTS project research and development expenses, including associated general and administrative expenses.  In the quarter ended March 31, 2010 and 2009, $28.2 million and $14.8 million, respectively, of costs, including associated general and administrative expenses, were incurred on the COTS program, of which $14.9 million and $11.9 million, respectively, were offset by NASA funding, resulting in net research and development expenses of $13.3 million and $2.9 million, respectively, recorded by us.  Through March 31, 2010, $150.8 million of total costs, including associated general and administrative expenses, have been incurred on the COTS program, $98.1 million of which were offset by NASA funding, resulting in net research and development expenses to date of $52.7 million.  As of March 31, 2010 and December 31, 2009 deferred revenues and customer advances on our accompanying balance sheet included $42.0 million and $46.8 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  We believe that we will continue to incur significant research and development expenses on the Taurus II and COTS development programs during the remainder of 2010 and to a lesser extent in 2011.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We are currently engaged in discussions with the Defense Contract Audit Agency regarding the allowability of research and development costs incurred in connection with our Taurus II development program.  We believe that such costs are allowable, although the U.S. Government has not yet made a determination.  During the first quarter of 2010 and 2009, we incurred $12.1 million and $8.3 million, respectively, of expenses that have been recorded as allowable costs.  Since the inception of the program through March 31, 2010, the company has recorded $88.1 million as allowable costs on the Taurus II research and development program.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

For competitive reasons, we have established self-imposed ceilings on the amount of research and development costs that we would recover under our U.S. Government contracts.  Although we believe that such costs would otherwise be allowable and recoverable, in the first quarter of 2010 and 2009, we incurred $5.3 million and $6.1 million, respectively, of research and development costs in excess of our self-imposed ceilings.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $20.8 million and $19.3 million, or 7% percent of revenues, in the first quarter of 2010 and 2009, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses increased $1.5 million, or 8%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in bid, proposal and marketing costs in connection with new business prospects.

Operating Income - Operating income was $17.4 million in the first quarter of 2010, an increase of $6.2 million, or 55%, compared to the first quarter of 2009.  This increase was primarily due to higher operating income in our advanced space programs segment.  Advanced space programs segment operating income increased $6.0 million primarily as a result of increased activity on the CRS contract and national security satellite programs, and the absence of certain contract losses recorded in the advanced space programs segment in the first quarter of 2009.

Interest Income and Other - Interest income and other decreased to $0.3 million in the first quarter of 2010, compared to $5.7 million in the first quarter of 2009.  This decrease is primarily attributable to a $5.3 million insurance recovery recorded in the first quarter of 2009.

Interest Expense - Interest expense was $2.4 million and $2.3 million in the first quarter of 2010 and 2009, respectively, attributable to interest on our $143.8 million of long-term convertible debt.

Investment Impairment Charge - In the first quarter of 2009 we recorded an other-than-temporary impairment charge of $0.7 million to record the reduction in fair value of our investments.

Income Tax Provision - We recorded an income tax provision of $6.1 million in the first quarter of 2010, compared to $4.7 million in the first quarter of 2009.  The effective income tax rate for the first quarter of 2010 and 2009 was 39.6% and 33.7%, respectively.  The increase in the effective tax rate is primarily due to the expiration of the research and development tax credit at the end of 2009.

Net Income - Our net income for the first quarter of 2010 was $9.3 million, or $0.16 diluted earnings per share, compared to net income of $9.2 million, or $0.16 diluted earnings per share in the first quarter of 2009.

Segment Results for the Quarters Ended March 31, 2010 and 2009

Our products and services are grouped into three reportable segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) advanced space programs.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 2 to the financial statements in this Form 10-Q.

Launch Vehicles

Launch vehicles segment operating results were as follows:

	First Quarter
(in thousands, except percentages)	2010	2009	% Change
Revenues	$100,342	$119,240	(16%	)
Operating income	4,531	4,286	6%
Operating margin	4.5%	3.6%

Segment Revenues - Launch vehicles segment revenues decreased $18.9 million, or 16%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to decreased activity on missile defense interceptor launch vehicle and target launch vehicle programs, partially offset by an increase in activity on certain space launch vehicle contracts.  Interceptor launch vehicle revenues decreased $37.5 million due to decreased activity on our GMD program and lower KEI program revenues as a result of termination of the program in the second quarter of 2009.  Interceptor launch vehicle contracts accounted for 28% and 55% of total launch vehicles segment revenues in the first quarter of 2010 and 2009, respectively.  Target launch vehicle revenues decreased $3.9 million primarily due to a decline in contract activity on certain programs.  Space launch vehicle program revenues increased $20.9 million primarily due to an increase in production work on Taurus II launch vehicles for the CRS and COTS programs partially offset by lower Taurus and Minotaur space launch program revenues.  The Taurus II production work for the CRS and COTS programs included $10.5 million of intersegment sales.

Segment Operating Income - Operating income in the launch vehicles segment increased $0.2 million, or 6%, in the first quarter of 2010 compared to the first quarter of 2009, despite the reduction in segment revenues, mainly due to a $2.9 million reduction in unrecovered Taurus II research and development expenses in the first quarter of 2010 and $1.4 million net favorable changes in contract estimates, offset by a $4.6 million reduction in operating income attributable to lower GMD and KEI program activity.  In the first quarter of 2010 and 2009, segment operating income was reduced by $3.2 million and $6.1 million, respectively, of unrecovered research and development expenses that exceeded our self-imposed ceiling on such costs.  Operating income from interceptor launch vehicle programs was $3.5 million and $8.1 million in the first quarter of 2010 and 2009, respectively.

Segment operating margin (as a percentage of revenues) was 4.5% and 3.6% in the first quarter of 2010 and 2009, respectively.  The most significant drivers of this increase in operating margin were the reduction in unrecovered Taurus II research and development expenses and net favorable adjustment for changes in contract estimates discussed above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

	First Quarter
(in thousands, except percentages)	2010	2009	% Change
Revenues	$100,521	$110,157	(9%	)
Operating income	7,707	7,800	(1%	)
Operating margin	7.7%	7.1%

Segment Revenues - Satellites and space systems segment revenues decreased $9.6 million, or 9%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a $8.1 million decrease in communications satellite revenues principally attributable to a lower level of activity on certain communications satellite contracts, partially offset by activity on three new communications satellite contracts awarded in the fourth quarter of 2009.  Communications satellite program revenues accounted for 76% of total segment revenues in the first quarters of both 2010 and 2009.

Segment Operating Income - Operating income in the satellites and space systems segment decreased marginally, despite the more significant decrease in segment revenues, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to improved overall contract performance on communications satellite contracts.  Communications satellite contracts accounted for 72% and 69% of total segment operating income in the first quarter of 2010 and 2009, respectively. Segment operating margin (as a percentage of revenues) also increased in the first quarter of 2010 primarily due to the improved overall profit margins on communications satellite contracts.

Subsequent Event - On April 5, 2010, the Galaxy 15 satellite that was manufactured by us and placed into orbit in 2005 for Intelsat, Ltd. experienced an anomaly.  As of the date of the filing of this Form 10-Q, a technical investigation into the anomaly is ongoing.  If it is ultimately determined that the satellite cannot perform its mission, then the remaining incentive fees payable to us under the Galaxy 15 contract may become uncollectible and a customer refund obligation could be triggered.  Such an outcome could result in a reduction in operating income of up to approximately $7 million in the quarter that such determination is made.  We believe that we would be entitled to recover substantially all of this amount under our insurance policy and such proceeds would be recorded in “other income.”  Management currently believes that the incentive fees payable to us will be realized and that no refund obligation will be triggered.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	First Quarter
(in thousands, except percentages)	2010	2009	% Change
Revenues	$107,543	$68,346	57%
Operating income	5,127	(922)	—
Operating margin	4.8%	(1.3%)

Segment Revenues - Advanced space programs segment revenues increased $39.2 million, or 57%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a $39.6 million increase in CRS contract revenues and a $12.0 million increase in national security satellite program revenues, partially offset by a $12.7 million reduction in revenues due to decreased activity on the Orion human spacecraft program.  In the first quarter of 2010, this segment’s national security satellite programs, CRS contract, and Orion program accounted for 43%, 37% and 19%, respectively, of total segment revenues.  In the first quarter of 2009, national security satellite programs and the Orion program accounted for 50% and 49%, respectively, of total segment revenues.

Segment Operating Income - Operating income in the advanced space programs segment increased $6.0 million in the first quarter of 2010 primarily as a result of increased activity on the CRS contract and national security satellite programs, in addition to the absence in 2010 of a $3.5 million loss recorded on certain contracts in the first quarter of 2009.  Segment operating income was reduced in the first quarter of 2010 by $2.1 million of unrecovered research and development expenses that exceeded a self-imposed ceiling on such costs.  There were no unrecovered research and development expenses in the first quarter of 2009.

This segment’s operating margin (as a percentage of revenues) increased significantly in the first quarter of 2010 primarily due to the absence in 2010 of the $3.5 million loss recorded on certain contracts in the first quarter of 2009 mentioned above and improved profit margins on other contracts in this segment, principally within national security satellite programs.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intercompany revenues.

Backlog

Our firm backlog was approximately $1.8 billion and $1.9 billion at March 31, 2010 and December 31, 2009, respectively.  While there can be no assurance, we expect to convert approximately $860 million of the March 31, 2010 firm backlog into revenue during the remainder of 2010.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $4.7 billion at March 31, 2010 and $4.9 billion at December 31, 2009.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow from operating activities in the first quarter of 2010 was $4.8 million, as compared to $16.1 million in the first quarter of 2009.  The decrease in operating cash flow was primarily due to a $10.2 million decrease in the net effect of changes in working capital and certain other assets and liabilities.  During the first quarter of 2010, changes in working capital and certain other assets and liabilities were a net use of cash of $16.8 million, compared to a net use of cash of $6.6 million in the first quarter of 2009.  The net use of cash in the first quarter of 2010 included a $26.0 million increase in receivables, partially offset by a $9.4 million increase in deferred revenues and customer advances.

Cash Flow from Investing Activities

In the first quarter of 2010, we spent $15.1 million for capital expenditures, as compared to $5.9 million in the first quarter of 2009.  The increase in capital expenditures is primarily related to the acquisition of facilities and equipment to support our Taurus II, COTS and CRS programs.

Cash Flow from Financing Activities

Cash provided by financing activities in the first quarter of 2010 was $9.4 million, as compared to cash used of $14.0 million in the first quarter of 2009.  During the first quarter of 2010 and 2009, we received $7.9 million and $0.5 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.  During the first quarter of 2009, we repurchased and retired 1.0 million shares of our common stock at a cost of $14.6 million.

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

Credit Facility - We have a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At our election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of our assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of March 31, 2010, there were no borrowings under the Credit Facility, although $6.5 million of letters of credit were issued under the Credit Facility.  Accordingly, as of March 31, 2010, $93.5 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of March 31, 2010, we were in compliance with all of these covenants.

Available Cash and Future Funding

At March 31, 2010, we had $372.1 million of unrestricted cash and cash equivalents.  As discussed in Note 13 to the accompanying financial statements, in April 2010 we used $55 million of our cash to acquire certain assets and liabilities of the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation.

We believe that we will continue to incur significant research and development costs as well as capital expenditures during the remainder of 2010 and to a lesser extent in 2011 on the Taurus II and COTS research and development programs.  Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next twelve months.  However, there can be no assurance that this will be the case.  Our ability to borrow additional funds is limited by the terms of our Credit Facility.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

As indicated in Note 13 to the accompanying financial statements, it is possible we may be required to refund cash to one of our customers if it is determined that a satellite anomaly currently under investigation results in a contractual performance refund obligation.  However, we believe that such an obligation, if any, would be offset by insurance proceeds.  Accordingly, management does not believe that such obligation, if any, would have a significant impact on our liquidity.

As discussed in Note 6 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock that have experienced a significant decline in fair value.  Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate these investments in the foreseeable future.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

In April 2010, our Board of Directors authorized a plan for the purchase of up to $50 million of our outstanding common stock over a 12-month period.  No purchases have been made under this program as of the date of the filing of this Form 10-Q.  Accordingly, up to $50 million may be used for future purchases of outstanding common stock.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of March 31, 2010, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Investments

As discussed in Note 6 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock that have experienced a significant decline in fair value resulting in our recording certain other-than-temporary impairment charges.  As a result of ongoing liquidity issues impacting these securities, we may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At March 31, 2010, we had $2.2 million of receivables and $2.9 million of payables denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency.  At March 31, 2010, we had approximately $3.1 million of forward exchange contracts outstanding to purchase Japanese yen with April 2010 payment dates.  The fair value of these forward exchange contracts was less than $0.1 million as of March 31, 2010.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of March 31, 2010, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at March 31, 2010 was $147.8 million.  The fair value was determined based on market prices quoted by a broker-dealer.

We believe that exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant.  As of March 31, 2010, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $3.6 million in interest income earned.

        We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $8.3 million at March 31, 2010.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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

ITEM 1A.  RISK FACTORS

                   There are no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                   Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

                   Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits – A complete listing of exhibits required is given in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: April 23, 2010	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: April 23, 2010	By:	/s/ Garrett E. Pierce
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