Form 10-Q
period 2010-06-30
ORBITAL SCIENCES CORP /DE/
filed 2010-07-30
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of July 27, 2010, 57,777,826 shares of the registrant’s Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$243,444	$372,986
Receivables, net	321,756	199,482
Inventories, net	45,083	38,662
Deferred income taxes, net	40,776	37,902
Other current assets	21,600	14,258
Total current assets	672,659	663,290
Investments	12,600	13,100
Property, plant and equipment, net	197,635	133,275
Goodwill	69,009	55,551
Deferred income taxes, net	40,456	50,326
Other non-current assets	20,181	13,939
Total assets	$1,012,540	$929,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$246,920	$171,805
Deferred revenues and customer advances	102,408	127,056
Total current liabilities	349,328	298,861
Long-term obligations	122,858	120,274
Other non-current liabilities	7,279	7,886
Total liabilities	479,465	427,021
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 57,774,806 and
56,879,528 shares outstanding, respectively	578	569
Additional paid-in capital	555,009	539,235
Accumulated other comprehensive loss	(2,687)	(1,906)
Accumulated deficit	(19,825)	(35,438)
Total stockholders’ equity	533,075	502,460
Total liabilities and stockholders’ equity	$1,012,540	$929,481

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$337,726	$270,129	$633,916	$565,870
Cost of revenues	271,297	208,815	499,199	455,163
Research and development expenses	30,268	30,734	60,431	49,705
Selling, general and administrative expenses	23,933	17,759	44,693	37,017
Income from operations	12,228	12,821	29,593	23,985
Investment impairment charge	—	(600)	—	(1,300)
Interest income and other	408	1,750	746	7,413
Interest expense	(2,341)	(2,157)	(4,702)	(4,414)
Income before income taxes	10,295	11,814	25,637	25,684
Income tax provision	(3,950)	(3,075)	(10,024)	(7,743)
Net income	$6,345	$8,739	$15,613	$17,941

Basic income per share	$0.11	$0.15	$0.27	$0.31

Diluted income per share	$0.11	$0.15	$0.27	$0.31

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income	$15,613	$17,941
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	11,393	9,632
Deferred income taxes	7,170	6,668
Stock-based compensation and other	6,188	6,683
Investment impairment charge	—	1,300
Changes in assets and liabilities, net of effect of acquisition	(93,584)	2,093
Net cash (used in) provided by operating activities	(53,220)	44,317

Investing Activities:
Capital expenditures	(33,591)	(18,357)
Payment for business acquisition	(55,000)	—
Other	—	1,322
Net cash used in investing activities	(88,591)	(17,035)

Financing Activities:
Repurchase of common stock	—	(16,681)
Net proceeds from issuances of common stock	10,311	1,262
Tax benefit of stock-based compensation	1,958	117
Net cash provided by (used in) financing activities	12,269	(15,302)

Net (decrease) increase in cash and cash equivalents	(129,542)	11,980
Cash and cash equivalents, beginning of period	372,986	328,307
Cash and cash equivalents, end of period	$243,444	$340,287

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

(1)  Basis of Presentation

Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission.  The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The company has evaluated subsequent events in accordance with U.S. GAAP.  Management has evaluated the events and transactions that have occurred through the date the financial statements were issued, and noted no items requiring adjustment of the financial statements. Operating results for the quarter ended June 30, 2010 are not necessarily indicative of the results expected for the full year.

(2) Business Combination

On April 2, 2010, the company acquired certain assets and liabilities of the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation, for $55 million in cash, subject to a potential working capital adjustment that will be determined at a later date.  The acquisition is expected to further strengthen the company’s competitive position in defense and intelligence, civil government and commercial satellite markets.

The company’s consolidated financial statements reflect the operations of the acquired net assets beginning April 2, 2010, the date of acquisition.  The company recorded $1.6 million of acquisition-related expenses in the quarter and six months ended June 30, 2010.  The revenues and operating income of the acquired business were not material to the company’s results of operations for the quarter and six months ended June 30, 2010.

The acquisition was accounted for under the acquisition method in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”  The preliminary allocation of the purchase price for the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition using established valuation techniques.  The estimated purchase price allocation is preliminary and is subject to revision.  A valuation of certain of the assets acquired is being conducted, and the final allocation will be made when completed.  The company may recognize material changes to the acquired assets or liabilities as a result of a working capital adjustment or if new information is obtained about facts and circumstances that existed as of the acquisition date.

The table below reflects the purchase price allocation as of June 30, 2010 (in thousands):

Property plant and equipment	$42,194
Intangible assets	7,100
Goodwill	13,458
Net working capital	(7,752)
Total purchase price	$55,000

The purchased intangible assets consist of acquired technology and will be amortized over a 10-year period.  The company recorded $13.5 million of goodwill, all of which is deductible for tax purposes.  The primary items that generated the goodwill include the value of the synergies between the company and the acquired business and the acquired assembled workforce, neither of which qualifies as an amortizable intangible asset.

Changes in the company’s goodwill balances by reportable business segment are as follows (in thousands):

	Launch Vehicles	Satellites and Space Systems	Advanced Space Programs	Total

Balance at December 31, 2009	$10,310	$45,241	$—	$55,551
Goodwill acquired	—	5,118	8,340	13,458
Balance at June 30, 2010	$10,310	$50,359	$8,340	$69,009

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

Intersegment revenues are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts.  Substantially all of the company’s assets and operations are located within the United States.

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Launch Vehicles:
Revenues(1)	$95,702		$117,072		$196,044		$236,312
Operating income	3,469		4,082		8,000		8,368
Identifiable assets	184,328		151,249	(2)	184,328		151,249	(2)
Capital expenditures	12,209		1,267		22,425		2,727
Depreciation and amortization	1,808		1,470		3,614		3,081
Satellites and Space Systems:
Revenues(1)	$139,423		$94,121		$239,944		$204,278
Operating income	7,512		7,734		15,219		15,534
Identifiable assets	243,368		178,233	(2)	243,368		178,233	(2)
Capital expenditures	1,797		4,940		3,327		8,464
Depreciation and amortization	2,515		2,169		4,780		4,345
Advanced Space Programs:
Revenues(1)	$120,926		$62,053		$228,469		$130,399
Operating income	2,867		1,005		7,994		83
Identifiable assets	187,974		91,981	(2)	187,974		91,981	(2)
Capital expenditures	3,672		5,171		6,182		5,749
Depreciation and amortization	116		3		119		6
Corporate and Other:
Revenues(1)	$(18,325)		$(3,117)		$(30,541)		$(5,119)
Operating loss	(1,620	)(3)	—		(1,620	)(3)	—
Identifiable assets	396,870		508,018	(2)	396,870		508,018	(2)
Capital expenditures	816		1,082		1,657		1,417
Depreciation and amortization	1,711		1,114		2,880		2,200
Consolidated:
Revenues	$337,726		$270,129		$633,916		$565,870
Operating income	12,228		12,821		29,593		23,985
Identifiable assets	1,012,540		929,481	(2)	1,012,540		929,481	(2)
Capital expenditures	18,494		12,460		33,591		18,357
Depreciation and amortization	6,150		4,756		11,393		9,632

(1) Corporate and other revenues are comprised solely of the elimination of intersegment revenues. Intersegment revenues are summarized as follows (in millions):

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Launch Vehicles	$16.5	$2.5	$27.0	$3.3
Satellites and Space Systems	1.5	0.6	2.8	1.7
Advanced Space Programs	0.3	—	0.7	0.1
Total intersegment revenues	$18.3	$3.1	$30.5	$5.1
 (2)  As of December 31, 2009.
(3) The corporate and other operating loss in 2010 is comprised solely of transaction expenses incurred in connection with a business acquisition (see Note 2).

(4)  Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows (in thousands, except per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
Numerator	2010	2009	2010	2009
Net income	$6,345	$8,739	$15,613	$17,941
Percentage allocated to shareholders (1)	99.2%	98.5%	99.2%	98.5%
Numerator for basic and diluted earnings per share	$6,294	$8,608	$15,488	$17,672

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	57,682	56,450	57,373	56,818
Dilutive effect of stock options	667	733	729	748
Denominator for diluted earnings per share	58,349	57,183	58,102	57,566

Per share income
Basic	$0.11	$0.15	$0.27	$0.31
Diluted	0.11	0.15	0.27	0.31

(1) Basic weighted-average shares outstanding	57,682	56,450	57,373	56,818
Basic weighted-average shares outstanding and
unvested restricted share units expected to vest	58,155	57,326	57,847	57,693
Percentage allocated to shareholders	99.2%	98.5%	99.2%	98.5%

The calculation of EPS shown above excludes the income attributable to the company’s unvested restricted stock units from the numerator and excludes the impact of those units from the denominator.

For the quarters and six months ended June 30, 2010 and 2009, diluted weighted-average shares outstanding excluded the effect of less than 0.1 million of stock options and the effect of the company’s convertible notes, both which were anti-dilutive.

(5)  Receivables

Receivables consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Billed	$60,379	$53,157
Unbilled	261,377	146,325
Total	$321,756	$199,482

As of June 30, 2010 and December 31, 2009, unbilled receivables included approximately $17 million of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.  In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of June 30, 2010, the company could be required to refund up to approximately $20 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

 (6)  Inventories

Total inventories were $45.1 million at June 30, 2010 and $38.7 million at December 31, 2009.  Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(7)  Investments

As of June 30, 2010, the company held investments consisting of four auction-rate debt securities (three life insurance company capital reserve funds and one credit derivative products company reserve fund), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 15 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	June 30, 2010			December 31, 2009
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$11,400	$(900)	$10,500	$11,400	$(500)	$10,900
Equity(1)	2,000	100	2,100	2,000	200	2,200
Total	$13,400	$(800)	$12,600	$13,400	$(300)	$13,100

(1)  As of June 30, 2010 and December 31, 2009, cost and fair value of the two preferred stock investments was $0.

        The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Debt Securities
Fair value at beginning of period	$10,500	$12,800	$10,900	$12,900
Temporary impairment (charges) credits, net	—	300	(400)	200
Fair value at end of period	$10,500	$13,100	$10,500	$13,100

Equity Securities
Fair value at beginning of period	$2,100	$1,900	$2,200	$3,800
Temporary impairment (charges) credits, net	—	300	(100)	(900)
Other-than-temporary impairment charges	—	(600)	—	(1,300)
Net change in fair value	—	(300)	(100)	(2,200)
Fair value at end of period	$2,100	$1,600	$2,100	$1,600

Total
Fair value at beginning of period	$12,600	$14,700	$13,100	$16,700
Temporary impairment (charges) credits, net	—	600	(500)	(700)
Other-than-temporary impairment charges	—	(600)	—	(1,300)
Net change in fair value	—	—	(500)	(2,000)
Fair value at end of period	$12,600	$14,700	$12,600	$14,700

There was no sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through June 30, 2010, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

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

On January 1, 2010, the company adopted new accounting guidance that is included in ASC Topic 820, “Fair Value Measurements and Disclosures.”  This guidance clarifies certain existing disclosure requirements.  This standard did not have a material impact on the company’s disclosures.

(8)  Debt

Convertible Notes

In December 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15.  As of June 30, 2010 and December 31, 2009, the net carrying amount of the convertible notes was $122.9 million and $120.3 million, respectively, and the related unamortized debt discount was $20.9 million and $23.5 million, respectively.

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

The fair value of the company’s convertible notes at June 30, 2010 and December 31, 2009 was estimated at $139.4 million and $136.5 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer.

Credit Facility

In August 2007, the company entered into a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of the company’s assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of June 30, 2010, there were no borrowings under the Credit Facility, although $6.5 million of letters of credit were issued under the Credit Facility.  Accordingly, as of June 30, 2010, $93.5 million of the Credit Facility was available for borrowings.

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

(9)  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$6,345	$8,739	$15,613	$17,941
Unrealized loss on investments	—	600	(500)	(700)
Defined benefit plans, net of tax	(447)	743	(281)	425
Total comprehensive income	$5,898	$10,082	$14,832	$17,666

Accumulated other comprehensive loss as of June 30, 2010 and December 31, 2009 was $2.7 million and $1.9 million, respectively.

(10)  Stock-Based Compensation

The following tables summarize information related to stock-based compensation transactions:

	Restricted Stock Units		Stock Options
		Weighted Average		Weighted Average
	Number of	Measurement	Number of	Exercise
	Units	Date Fair Value	Options	Price
Outstanding at December 31, 2009	473,615	$22.88	2,301,305	$ 8.29
Granted (1)	42,970	17.27	—	—
Exercised	—	—	(824,255)	11.73
Vested	(25,394)	18.70	—	—
Forfeited	(2,147)	25.33	(1,599)	5.79
Expired	—	—	(33,500)	16.24
Outstanding at June 30, 2010	489,044	$22.57	1,441,951 (2)	$ 6.15

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 2.44 years.

	Quarters Ended June 30,
(in millions)	2010	2009
Stock-based compensation expense	$1.7	$2.7
Income tax benefit related to stock-based compensation expense	0.7	0.9
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	1.2	0.1
Cash received from exercise of options	2.2	0.3
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	0.4	0.1

	Six Months Ended June 30,
(in millions)	2010	2009
Stock-based compensation expense	$3.5	$5.1
Income tax benefit related to stock-based compensation expense	1.4	1.7
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	5.4	0.3
Cash received from exercise of options	9.7	0.4
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	2.0	0.1

As of
(in millions)	June 30, 2010
Shares of common stock available for grant under stock-based incentive plans	1.6
Aggregate intrinsic value of restricted stock units that are expected to vest	$7.7
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of less than one year	4.5
Aggregate intrinsic value of stock options outstanding, all fully vested	13.9

(11)  Research and Development

In the first quarter of 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo and supplies to the International Space Station.  Under the agreement, NASA has agreed to pay the company $170 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $300 million.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses, including associated general and administrative expenses.  The following table summarizes the COTS project research and development expenses incurred and amounts funded by NASA (in millions):

	Second Quarter		First Six Months		Inception
	2010	2009	2010	2009	To Date
Research and development costs incurred (1)	$38.9	$22.8	$67.2	$37.5	$189.7
Less - amounts funded by NASA	18.1	14.4	33.1	26.3	116.2
Net research and development expenses	$20.8	$8.4	$34.1	$11.2	$73.5

(1) Includes associated general and administrative expenses.

As of June 30, 2010 and December 31, 2009, deferred revenues and customer advances on the accompanying balance sheet included $23.8 million and $46.8 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.

(12)  Income Taxes

The company’s effective tax rates were 39.1% and 30.0% as of June 30, 2010 and 2009, respectively.  The increase in the effective tax rate was primarily due to the expiration of the research and development tax credit at the end of 2009.

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

The company is engaged in a major product development program of a medium-capacity rocket, Taurus II, that could substantially increase the payload capacity of the company’s space launch vehicle products.   Approximately $7.8 million and $20.3 million of the research and development expenses in the second quarter of 2010 and 2009, respectively, and $23.1 million and $34.8 million in the first six months of 2010 and 2009, respectively, were attributable to the Taurus II program.  Since the inception of the program through June 30, 2010, the company has recorded $132.7 million of costs on the Taurus II research and development program.  The company believes that it will continue to incur significant research and development expenses during the remainder of 2010 and to a lesser extent in 2011 on the Taurus II development effort.

The majority of the company’s revenues are attributable to contracts with the U.S. Government and the company believes that a majority of the company’s research and development expenses are recoverable and billable under such contracts.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to U.S. Government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company is currently engaged in discussions with the Defense Contract Audit Agency regarding the allowability of research and development costs incurred in connection with the company’s Taurus II development program.  The company believes that such costs are allowable, although the U.S. Government has not yet made a determination.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

Terminated Contracts

During the second quarters of 2010 and 2009, the Orion Launch Abort System contract and the Kinetic Energy Interceptor contract, respectively, were terminated for convenience by the customers.  The company has recognized its best estimate of the revenues and profit that will ultimately be realized in the final termination settlements.  However, because of the inherent judgments associated with termination costs and profit assessments, it is possible that the company could recognize a material adjustment to earnings upon resolution of these matters.

Satellite Anomaly

In April 2010, the Galaxy 15 satellite that was manufactured by Orbital and placed into orbit in 2005 for Intelsat, Ltd. experienced an anomaly.  A technical investigation into the anomaly is ongoing.  If it is ultimately determined that the satellite cannot perform its mission, then the remaining incentive fees payable to the company under the Galaxy 15 contract may become uncollectible and a customer refund obligation could be triggered.  Such an outcome could result in a reduction in operating income of up to approximately $7 million in the quarter that such determination is made.  The company believes that it would be entitled to recover substantially all of this amount under an insurance policy and management believes that such proceeds would be recorded in “other income.”  Management believes that the incentive fees payable to the company will be realized and that no refund obligation will be triggered.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical information, the matters discussed within this Item 2 and elsewhere in this Form 10-Q include forward-looking statements that involve risks and uncertainties, many of which are beyond our control.  Readers should be aware that a number of important factors, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2009, may affect actual results and may cause actual results to differ materially from those anticipated or expected in any forward-looking statement.  Historical results of operations may not be indicative of future operating results.  We assume no obligation to update any forward-looking statements.

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

As discussed in Note 2 to the accompanying financial statements, during the second quarter of 2010 we acquired certain assets and liabilities of the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation, for $55 million in cash, subject to a potential working capital adjustment that will be determined at a later date.

The following discussion should be read along with our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2010 and 2009

Revenues - Our consolidated revenues were $337.7 million in the second quarter of 2010, an increase of $67.6 million, or 25%, compared to the second quarter of 2009 primarily due to higher revenues in the advanced space programs and satellites and space systems segments, partially offset by lower revenues in the launch vehicles segment.  Advanced space programs segment revenues increased $58.9 million, or 95%, due to increased activity on the International Space Station Commercial Resupply Services (“CRS”) contract and national security satellite programs, partly offset by decreased activity on the Orion human spacecraft Launch Abort System (“LAS”) contract, which was terminated for convenience in the second quarter of 2010.  Satellites and space systems segment revenues increased $45.3 million, or 48%, primarily due to increased activity on communications satellite contracts in addition to activity on science and technology contracts acquired in connection with the spacecraft business acquisition completed in the second quarter of 2010.  Launch vehicles segment revenues declined $21.4 million, or 18%, primarily due to decreased activity on the Ground-based Midcourse Defense (“GMD”) missile defense program and the termination of the Kinetic Energy Interceptor (“KEI”) contract by the Missile Defense Agency (“MDA”) in the second quarter of 2009, partially offset by increased production work on Taurus II launch vehicles for the CRS contract and the Commercial Orbital Transportation Services (“COTS”) demonstration mission.   The elimination of intercompany revenues reduced consolidated revenues in the second quarter of 2010 by $18.3 million, compared to $3.1 million in the second quarter of 2009.  Intercompany revenues in the second quarter of 2010 included $16.5 million pertaining to Taurus II production work in the launch vehicles segment for the COTS program.

Our consolidated revenues were $633.9 million in the first half of 2010, an increase of $68.0 million, or 12%, compared to the first half of 2009 primarily due to the same factors that drove quarterly results, namely higher revenues in the advanced space programs and satellites and space systems segments, partially offset by lower revenues in the launch vehicles segment.  Advanced space programs segment revenues increased $98.1 million, or 75%, due to increased activity on the CRS contract and national security satellite programs, partly offset by decreased activity on the Orion LAS contract, which was terminated for convenience by the customer in the second quarter of 2010.  Satellites and space systems segment revenues increased $35.7 million, or 17%, primarily due to increased activity on communications satellite contracts in addition to activity on science and technology contracts acquired in connection with the recent spacecraft business acquisition completed in the second quarter of 2010.  Launch vehicles segment revenues declined $40.3 million, or 17%, primarily due to decreased activity on the GMD missile defense program and the termination of the KEI contract in the second quarter of 2009, partially offset by increased production work on Taurus II launch vehicles for the CRS and COTS programs.   The elimination of intercompany revenues reduced consolidated revenues in the first half of 2010 by $30.5 million, compared to $5.1 million in the first half of 2009.  Intercompany revenues in the first half of 2010 included $27.0 million pertaining to Taurus II production work in the launch vehicles segment for the COTS program.

        Cost of Revenues - Our cost of revenues was $271.3 million in the second quarter of 2010, an increase of $62.5 million, or 30%, compared to the second quarter of 2009.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  Second quarter 2010 cost of revenues increased compared to the second quarter of 2009 in the advanced space programs and satellites and space systems segments, partially offset by lower cost of revenues in the launch vehicles segment, consistent with the revenue trends in each business segment discussed above.  Cost of revenues in the advanced space programs segment increased $47.0 million, or 104%, and $43.6 million, or 55%, in the satellites and space systems segment, while cost of revenues in the launch vehicles segment decreased $13.0 million, or 14%, in the second quarter of 2010 compared to the second quarter of 2009.

Our cost of revenues was $499.2 million in the first half of 2010, an increase of $44.0 million, or 10%, compared to the first half of 2009.  Similar to our quarterly results, cost of revenues in the first half of 2010 increased compared to the first half of 2009 in the advanced space programs and satellites and space systems segments, partially offset by lower cost of revenues in the launch vehicles segment, consistent with the revenue trends in each business segment.  Cost of revenues in the advanced space programs segment increased $70.2 million, or 67%, and $34.4 million, or 20%, in the satellites and space systems segments, while cost of revenues in the launch vehicles segment decreased $35.1 million, or 19%, in the first half of 2010 compared to the first half of 2009.

Research and Development Expenses - Our research and development expenses totaled $30.3 million, or 9% of revenues, in the second quarter of 2010, a $0.4 million decrease compared to $30.7 million, or 11% of revenues, in the second quarter of 2009.  This marginal decrease in research and development expenses in the second quarter of 2010 was primarily due to a $12.5 million decrease in our Taurus II launch vehicle development program, substantially offset by a $12.3 million increase in the COTS program.  During the second quarter of 2010 and 2009, approximately $7.8 million and $20.3 million, respectively, of our research and development expenses were attributable to the Taurus II program.

For the first half of 2010, research and development expenses totaled $60.4 million, or 10% of revenues, a $10.7 million increase compared to $49.7 million, or 9% of revenues, in the first half of 2009.  This increase in research and development expenses in the first half of 2010 was primarily due to a $22.8 million increase in the COTS program partially offset by an $11.7 million decrease in our Taurus II launch vehicle development program.  In the first half of 2010 and 2009, approximately $23.1 million and $34.8 million, respectively, of our research and development expenses were attributable to the Taurus II program.

Under the COTS agreement, NASA has agreed to pay us $170 million in cash milestone payments, partially funding our COTS project costs which are currently estimated to be approximately $300 million.  The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses, including associated general and administrative expenses.  The following table summarizes the COTS project research and development expenses incurred and amounts funded by NASA (in millions):

	Second Quarter		First Six Months		Inception
	2010	2009	2010	2009	To Date
Research and development costs incurred (1)	$38.9	$22.8	$67.2	$37.5	$189.7
Less - amounts funded by NASA	18.1	14.4	33.1	26.3	116.2
Net research and development expenses	$20.8	$8.4	$34.1	$11.2	$73.5

(1)  Includes associated general and administrative expenses.

As of June 30, 2010 and December 31, 2009, deferred revenues and customer advances on the accompanying balance sheet included $23.8 million and $46.8 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  We believe that we will continue to incur significant research and development expenses on the Taurus II and COTS development programs during the remainder of 2010 and to a lesser extent in 2011.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We are currently engaged in discussions with the Defense Contract Audit Agency regarding the allowability of research and development costs incurred in connection with our Taurus II development program.  We believe that such costs are allowable, although the U.S. Government has not yet made a determination.  During the second quarter of 2010 and 2009, we incurred $6.1 million and $13.4 million, respectively, of expenses that have been recorded as allowable costs.  Since the inception of the program through June 30, 2010, the company has incurred $94.2 million recorded as allowable costs on the Taurus II research and development program.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

For competitive reasons, we have established self-imposed ceilings on the amount of research and development costs that we would recover under our U.S. Government contracts.  Although we believe that such costs would otherwise be allowable and recoverable, in the second quarter of 2010 and 2009, we incurred $5.1 million and $6.9 million, respectively, of research and development costs in excess of our self-imposed ceiling.  In the first six months of 2010 and 2009, we incurred $10.3 million and $13.1 million, respectively, of research and development costs in excess of our self-imposed ceiling.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $23.9 million and $17.8 million, or 7% of revenues, in the second quarter of 2010 and 2009, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses increased $6.2 million, or 35%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to an increase in bid, proposal and marketing costs in connection with launch vehicle and advanced space program business prospects and $1.6 million of acquisition costs incurred in connection with our second quarter 2010 business acquisition (see Note 2 to the accompanying financial statements).

Selling, general and administrative expenses were $44.7 million and $37.0 million, or 7% of revenues, in the first half of 2010 and 2009, respectively.  Selling, general and administrative expenses increased $7.7 million, or 21%, in the first half of 2010 primarily due to the same factors that drove our quarterly results.

Operating Income - Operating income was $12.2 million in the second quarter of 2010, a decrease of $0.6 million, or 5%, compared to the second quarter of 2009.  This decrease was due to decreased activity on missile defense interceptor programs and the effect of the termination of the Orion LAS contract, a reduction in communications satellite operating income due to costs related to the Galaxy 15 communications satellite anomaly that occurred in April 2010, as discussed below, and $1.6 million of costs incurred in connection with our second quarter 2010 business acquisition.  These decreases were partially offset by increased activity on the CRS contract and national security satellite programs, the profit generated by the contracts acquired in connection with our second quarter 2010 business acquisition and a decrease in unrecovered Taurus II launch vehicle research and development expenses.

In April 2010, the Galaxy 15 satellite that was manufactured by us and placed into orbit in 2005 for Intelsat, Ltd. experienced an anomaly.  A technical investigation into the anomaly is ongoing.  If it is ultimately determined that the satellite cannot perform its mission, then the remaining incentive fees payable to us under the Galaxy 15 contract may become uncollectible and a customer refund obligation could be triggered.  Such an outcome could result in a reduction in operating income of up to approximately $7 million in the quarter that such determination is made.  We believe that we would be entitled to recover substantially all of this amount under our insurance policy and such proceeds would be recorded in “other income.”  Management currently believes that the incentive fees payable to us will be realized and that no refund obligation will be triggered.  We recognized approximately $2.5 million of expenses associated with engineering and troubleshooting activities related to the anomaly during the quarter and six months ended June 30, 2010.

Operating income was $29.6 million in the first half of 2010, an increase of $5.6 million, or 23%, compared to the first half of 2009.  This increase was primarily due to increased activity on the CRS contract and national security satellite programs and a decrease in unrecovered Taurus II launch vehicle research and development expenses.  These factors were partially offset by the effect of the termination of the Orion LAS contract, costs related to the Galaxy 15 satellite anomaly resolution activities and the business acquisition costs discussed above.

Investment Impairment Charge - In the second quarter and first half of 2009, we recorded an other-than-temporary impairment charge of $0.6 million and $1.3 million, respectively, to record the reduction in fair value of one of our investments.  There were no such impairment charges in 2010.

Interest Income and Other - Interest income and other decreased to $0.4 million in the second quarter of 2010, compared to $1.8 million in the second quarter of 2009.  This decrease was primarily due to a $1.1 million gain recognized on the sale of an investment in the second quarter of 2009 and a reduction in interest income resulting from lower cash balances and reduced interest rates.

Interest income and other decreased to $0.7 million in the first half of 2010, compared to $7.4 million in the first half of 2009.  This decrease is attributable to a $5.3 million insurance recovery recorded in the first half of 2009 in connection with a launch failure and the $1.1 million gain on the sale of an investment as discussed above.

Interest Expense - Interest expense was $2.3 million and $2.2 million in the second quarter of 2010 and 2009, respectively, and was $4.7 million and $4.4 million in the first half of 2010 and 2009, respectively, attributable to interest on our $143.8 million of long-term debt.

Income Tax Provision - We recorded an income tax provision of $4.0 million and $3.1 million in the second quarter of 2010 and 2009, respectively, and $10.0 million and $7.7 million in the first half of 2010 and 2009, respectively.

Our annual effective income tax rate was 39.1% and 30.0% for the first half of 2010 and 2009, respectively.  The increase in the effective tax rate is primarily due to the expiration of the research and development tax credit at the end of 2009.

Net Income - Our net income was $6.3 million, or $0.11 diluted earnings per share, and $8.7 million, or $0.15 diluted earnings per share, in the second quarter of 2010 and 2009, respectively, and was $15.6 million, or $0.27 diluted earnings per share, and $17.9 million, or $0.31 diluted earnings per share, in the first half of 2010 and 2009, respectively.

Segment Results for the Quarters and Six Months Ended June 30, 2010 and 2009

Our products and services are grouped into three reportable segments: (i) launch vehicles; (ii) satellites and space systems; and (iii) advanced space programs.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 3 to the financial statements in this Form 10-Q.

Launch Vehicles

Launch vehicles segment operating results were as follows:

	Second Quarter			First Six Months
($ in thousands)	2010	2009	% Change	2010	2009	% Change
Revenues	$95,702	$117,072	(18%)	$196,044	$236,312	(17%)
Operating income	3,469	4,082	(15%)	8,000	8,368	(4%)
Operating margin	3.6%	3.5%		4.1%	3.5%

Segment Revenues - Launch vehicles segment revenues decreased $21.4 million, or 18%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to decreased activity on missile defense interceptor launch vehicle and certain space launch vehicle and target launch vehicle programs.  Interceptor launch vehicle revenues decreased $38.2 million due to decreased activity on our GMD program in the second quarter of 2010 and the termination of the KEI contract in the second quarter of 2009.  Interceptor launch vehicle contracts accounted for 24% and 53% of total launch vehicles segment revenues in the second quarter of 2010 and 2009, respectively.  The revenue reductions mentioned above were partially offset by a $30.3 million revenue growth due to an increase in production work on Taurus II launch vehicles for the CRS and COTS programs.  Our launch vehicles business unit is building a Taurus II launch vehicle for the COTS program, which is reported as a research and development program in our advanced space programs segment.  Accordingly, Taurus II revenues for the COTS program were reported as intersegment revenues and totaled $16.5 million in the second quarter of 2010.  Taurus II launch vehicle revenues accounted for 36% of total launch vehicle segment revenues in the second quarter of 2010.

Launch vehicles segment revenues decreased $40.3 million, or 17%, in the first half of 2010 compared to the first half of 2009 primarily due to the same factors that impacted our second quarter results.  Interceptor launch vehicle revenues decreased $77.0 million due to decreased activity on our GMD program in the first half of 2010 and lower KEI contract revenues as a result of termination of the program in the second quarter of 2009.  Interceptor launch vehicle contracts accounted for 26% and 54% of total launch vehicles segment revenues in the first half of 2010 and 2009, respectively.  The revenue reductions mentioned above were partially offset by a $55.6 million revenue growth due to an increase in production work on Taurus II launch vehicles for the CRS and COTS programs.  Taurus II revenues for the COTS program were reported as intersegment revenues and totaled $27.0 million in the first half of 2010.  Taurus II launch vehicle revenues accounted for 31% of total launch vehicle segment revenues in the first half of 2010.

Segment Operating Income - Operating income in the launch vehicles segment decreased $0.6 million, or 15%, in the second quarter of 2010 compared to the second quarter of 2009 due to a $6.6 million reduction in operating income attributable to lower GMD and KEI contract activity, substantially offset by several factors including a $5.1 million reduction in unrecovered research and development expenditures, increased Taurus II production work for the CRS and COTS programs, and favorable adjustments on certain target launch vehicle contracts.  Operating income from interceptor launch vehicle contracts was $2.0 million and $8.6 million in the second quarter of 2010 and 2009, respectively.  In the second quarter of 2010 and 2009, operating income reflects $1.8 million and $6.9 million, respectively, of research and development expenses that exceeded our self-imposed ceiling on such costs.

Operating income in the launch vehicles segment decreased $0.4 million, or 4%, in the first half of 2010 compared to the first half of 2009 due to a $12.4 million reduction in operating income attributable to lower GMD and KEI contract activity, substantially offset by a $8.1 million reduction in unrecovered research and development expenditures in the first half of 2010, increased Taurus II production work for the CRS and COTS programs and favorable adjustments on certain target launch vehicle contracts.  Operating income from interceptor launch vehicle contracts was $4.3 million and $16.7 million in the first half of 2010 and 2009, respectively.  In the first half of 2010 and 2009, operating income reflects $4.9 million and $13.1 million, respectively, of research and development expenses that exceeded our self-imposed ceiling on such costs.

Segment operating margins were higher in the second quarter and first half of 2010 primarily due to the decrease in unrecovered Taurus II research and development expenses.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

	Second Quarter				First Six Months
($ in thousands)	2010	2009	% Change		2010	2009	% Change
Revenues	$139,423	$94,121	48%		$239,944	$204,278	17%
Operating income	7,512	7,734	(3%	)	15,219	15,534	(2%	)
Operating margin	5.4%	8.2%			6.3%	7.6%

Segment Revenues - Satellites and space systems segment revenues increased $45.3 million, or 48%, in the second quarter of 2010 compared to the second quarter of 2009 largely due to a $26.2 million increase in communications satellite revenues principally attributable to activity on new communications satellite contracts awarded in the fourth quarter of 2009.  In addition, the second quarter of 2010 includes $16.4 million of revenues on science and technology contracts acquired in connection with our second quarter 2010 business acquisition.  Communications satellite revenues accounted for 67% and 72% of total segment revenues in the second quarter of 2010 and 2009, respectively.

Satellites and space systems segment revenues increased $35.7 million, or 17%, in the first half of 2010 compared to the first half of 2009 largely due to an $18.1 million increase in communications satellite revenues principally attributable to activity on new communications satellite contracts awarded in the fourth quarter of 2009.  In addition, the first half of 2010 includes the $16.4 million of revenues on science and technology contracts acquired in connection with our second quarter 2010 business acquisition mentioned above.  Communications satellite revenues accounted for 71% and 74% of total segment revenues in the first half of 2010 and 2009, respectively.

Segment Operating Income - Satellites and space systems segment operating income decreased marginally in the second quarter of 2010 compared to the second quarter of 2009, despite the increase in revenues, primarily due to $2.5 million of costs incurred in connection with engineering and troubleshooting activities related to the Galaxy 15 satellite anomaly, as discussed above, partially offset by the activity on the science and technology contracts acquired in our second quarter 2010 business acquisition and favorable profit adjustments on certain other communications satellite contracts.  Communications satellite contracts accounted for 44% and 75% of total segment operating income in the second quarter of 2010 and 2009, respectively.

Satellites and space systems segment operating income decreased marginally in the first half of 2010 compared to the first half of 2009 primarily due to the same factors that drove our quarterly results discussed above.  Communications satellite contracts accounted for 58% and 72% of total segment operating income in the first half of 2010 and 2009, respectively.

Segment operating margin decreased in the second quarter and first half of 2010 due to the cost increases related to the Galaxy 15 satellite anomaly, partially offset by improved profit performance on certain other communications satellite programs.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	Second Quarter			First Six Months
($ in thousands)	2010	2009	% Change	2010	2009	% Change
Revenues	$120,926	$62,053	95%	$228,469	$130,399	75%
Operating income	2,867	1,005	185%	7,994	83	NM
Operating margin	2.4%	1.6%		3.5%	0.1%

Segment Revenues - Advanced space programs segment revenues increased $58.9 million, or 95%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a $49.9 million increase in activity on the CRS contract and a $25.7 million increase on national security satellite programs, partially offset by a $17.0 million reduction in revenues due to decreased activity on the Orion LAS contract, which was terminated for convenience in the second quarter of 2010.  National security satellite revenues in the second quarter of 2010 included approximately $7.3 million of revenues from contracts we acquired in our second quarter 2010 business acquisition.  In the second quarters of 2010 and 2009, the CRS contract accounted for 44% and 6%, respectively, of total segment revenues.

Advanced space programs segment revenues increased $98.1 million, or 75%, in the first half of 2010 compared to the first half of 2009 primarily due to an $89.6 million increase in activity on the CRS contract and a $37.7 million increase on national security satellite programs, partially offset by a $29.7 million reduction in revenues due to decreased activity on the Orion LAS contract, which was terminated for convenience in the second quarter of 2010.  National security satellite revenues in the first half of 2010 included approximately $7.3 million of revenues from contracts we acquired in our second quarter 2010 business acquisition.  In the first half of 2010 and 2009, the CRS contract accounted for 41% and 3%, respectively, of total segment revenues.

Segment Operating Income - The advanced space programs segment operating income increased $1.9 million, or 185%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to increased activity and improved operating results on the CRS contract and national security satellite programs.  These increases were partially offset by a $3.2 million decrease in operating results from the Orion LAS contract due to the reduction in contract activity and an unfavorable profit adjustment resulting from the termination of the contract.  In addition, segment operating income in the second quarter reflects $3.3 million of unrecovered research and development expenses that exceeded a self-imposed ceiling on such costs.  There were no unrecovered research and development expenses in the second quarter of 2009.

The advanced space programs segment operating income increased $7.9 million in the first half of 2010 compared to the first half of 2009 primarily due to increased activity and improved operating results on the CRS contract and national security satellite programs.  These increases were partially offset by a $4.0 million decrease in operating results from the Orion LAS contract due to the reduction in contract activity and an unfavorable profit adjustment resulting from the termination of the contract.  In addition, segment operating income in the first half of 2010 reflects $5.4 million of unrecovered research and development expenses that exceeded a self-imposed ceiling on such costs.  There were no unrecovered research and development expenses in the first half of 2009.

This segment’s operating margin increased in 2010 primarily due to margin improvement on national security satellite programs largely due to the absence of certain cost increases that occurred in 2009 in addition to margin improvement on the CRS contract.  These margin improvements were partially offset by the effects in 2010 of the unfavorable profit adjustment on the Orion LAS contract and the unrecovered research and development expenses mentioned above.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intercompany revenues of $18.3 million and $3.2 million in the second quarter of 2010 and 2009, respectively, and $30.5 million and $5.1 million in the first half of 2010 and 2009, respectively.  The increase in intercompany revenue eliminations is due to Taurus II production work in the launch vehicles segment for the CRS and COTS programs.  We reported an operating loss in “Corporate and Other” of $1.6 million in the second quarter and first half of 2010 that consisted solely of transaction costs incurred in connection with our second quarter 2010 business acquisition.  There was no corporate and other operating income or loss in the second quarter and first half of 2009.

Backlog

Our firm backlog was approximately $1.8 billion and $1.9 billion at June 30, 2010 and December 31, 2009, respectively.  While there can be no assurance, we expect to convert approximately $620 million of the June 30, 2010 firm backlog into revenue during the remainder of 2010.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including U.S. Government contract orders not yet funded and our estimate of potential award fees.  In the second quarter of 2010, the Orion LAS contract was terminated for convenience, resulting in a $150 million reduction in firm backlog.

Total backlog was approximately $4.5 billion at June 30, 2010 and $4.9 billion at December 31, 2009.  The termination of the Orion LAS contract resulted in a $380 million reduction in total backlog.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash used in operating activities in the first half of 2010 was $53.2 million, as compared to cash provided by operating activities of $44.3 million in the first half of 2009.  The decrease in operating cash flow was primarily due to a $95.7 million decrease in the net effect of changes in working capital and certain other assets and liabilities.  During the first half of 2010, net changes in working capital and certain other assets and liabilities used $93.6 million of cash, compared to $2.1 million of net cash provided in the first half of 2009.  The changes in working capital in the first half of 2010 included a $122.3 million increase in receivables and a $24.6 million decrease in deferred revenues and customer advances, partially offset by an increase in accounts payable and accrued expenses of approximately $75 million.  The increase in receivables was primarily due to an increase in CRS program receivables that are not billable and collectible until certain performance milestones are achieved.  We believe that a substantial portion of these receivables will be billable and collected in the fourth quarter of 2010; however, there can be no assurance that the necessary conditions will occur this year.  The decrease in deferred revenues and customer advances was largely due to a $23 million decrease in cash received from NASA in connection with the COTS program that had not yet been recorded as an offset to research and development expenses.  The increase in accounts payable and accrued expenses was primarily due to an increase in accruals for subcontract costs in the second quarter of 2010.

Cash Flow from Investing Activities

Cash used in investing activities in the first half of 2010 was $88.6 million, as compared to $17.0 million in the first half of 2009.  In the second quarter of 2010 we spent $55 million in connection with a business acquisition (see Note 2 to the accompanying financial statements).   In addition, in the first half of 2010 we spent $33.6 million for capital expenditures, as compared to $18.4 million in the first half of 2009.  The increase in capital expenditures is primarily due to the capital requirements of the CRS, COTS and Taurus II programs.

Cash Flow from Financing Activities

During the first half of 2010 and 2009, we received $10.3 million and $1.3 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.  During the first half of 2009, we repurchased and retired 1.2 million shares of our common stock at a cost of $16.7 million.  There were no repurchases in the first half of 2010.

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

Credit Facility - We have a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At our election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of our assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of June 30, 2010, there were no borrowings under the Credit Facility, although $6.5 million of letters of credit were issued under the Credit Facility.  Accordingly, as of June 30, 2010, $93.5 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of June 30, 2010, we were in compliance with all of these covenants.

Available Cash and Future Funding

        At June 30, 2010, we had $243.4 million of unrestricted cash and cash equivalents.  We believe that we will continue to incur significant research and development costs as well as capital expenditures during the remainder of 2010 and to a lesser extent in 2011 on the Taurus II and COTS research and development programs.  However, we expect that positive cash flow from operating activities will approximately offset cash outflow for capital expenditures in the second half of 2010, resulting in a relatively insignificant change in the balance of unrestricted cash and cash equivalents at year-end 2010.  Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next twelve months.  However, there can be no assurance that this will be the case.  Our ability to borrow additional funds is limited by the terms of our Credit Facility.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

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

As discussed in Note 7 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock that have experienced a significant decline in fair value.  Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate these investments in the foreseeable future.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of June 30, 2010, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Investments

As discussed in Note 7 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock that have experienced a significant decline in fair value resulting in our recording certain other-than-temporary impairment charges.  As a result of ongoing liquidity issues impacting these securities, we may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At June 30, 2010, we had $2.3 million of receivables denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency.  At June 30, 2010, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of June 30, 2010, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at June 30, 2010 was $139.4 million.  The fair value was determined based on market prices quoted by a broker-dealer.

We believe that exposure to market risk related to interest rate fluctuations for cash and cash equivalents are not significant.  As of June 30, 2010, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $3.5 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $8.5 million at June 30, 2010.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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

ORBITAL SCIENCES CORPORATION

DATED: July 29, 2010	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: July 29, 2010	By:	/s/ Garrett E. Pierce
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