Form 10-Q
period 2010-09-30
ORBITAL SCIENCES CORP /DE/
filed 2010-10-29
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of October 26, 2010, 57,999,113 shares of the registrant’s Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$277,166	$372,986
Receivables, net	292,612	199,482
Inventories, net	48,981	38,662
Deferred income taxes, net	41,075	37,902
Other current assets	23,204	14,258
Total current assets	683,038	663,290
Investments	8,600	13,100
Property, plant and equipment, net	216,653	133,275
Goodwill	68,987	55,551
Deferred income taxes, net	31,369	50,326
Other non-current assets	20,647	13,939
Total assets	$1,029,294	$929,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$257,694	$171,805
Deferred revenues and customer advances	95,956	127,056
Total current liabilities	353,650	298,861
Long-term obligations	124,196	120,274
Other non-current liabilities	6,981	7,886
Total liabilities	484,827	427,021
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 57,996,943 and
56,879,528 shares outstanding, respectively	580	569
Additional paid-in capital	555,108	539,235
Accumulated other comprehensive loss	(2,025)	(1,906)
Accumulated deficit	(9,196)	(35,438)
Total stockholders’ equity	544,467	502,460
Total liabilities and stockholders’ equity	$1,029,294	$929,481

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$314,519	$277,092	$948,435	$842,962
Cost of revenues	237,844	214,574	737,043	669,737
Research and development expenses	35,367	31,440	95,798	81,145
Selling, general and administrative expenses	21,952	17,496	66,645	54,513
Income from operations	19,356	13,582	48,949	37,567
Investment gains and losses, net	—	(2,000)	—	(2,162)
Interest income and other	486	577	1,232	6,852
Interest expense	(2,418)	(2,327)	(7,120)	(6,741)
Income before income taxes	17,424	9,832	43,061	35,516
Income tax provision	(6,795)	(450)	(16,819)	(8,193)
Net income	$10,629	$9,382	$26,242	$27,323

Basic income per share	$0.18	$0.16	$0.45	$0.47

Diluted income per share	$0.18	$0.16	$0.45	$0.47

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net income	$26,242	$27,323
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	17,727	14,071
Deferred income taxes	15,703	7,462
Investment gains and losses, net	—	2,162
Stock-based compensation and other	7,240	8,129
Changes in assets and liabilities, net of effect of acquisition	(66,142)	18,779
Net cash provided by operating activities	770	77,926

Investing Activities:
Capital expenditures	(58,682)	(28,827)
Payment for business acquisition	(55,000)	—
Proceeds from sale of investment	4,250	1,138
Other	—	100
Net cash used in investing activities	(109,432)	(27,589)

Financing Activities:
Repurchase of common stock	—	(16,681)
Net proceeds from issuances of common stock	10,775	2,030
Tax benefit of stock-based compensation and other	2,067	191
Net cash provided by (used in) financing activities	12,842	(14,460)

Net (decrease) increase in cash and cash equivalents	(95,820)	35,877
Cash and cash equivalents, beginning of period	372,986	328,307
Cash and cash equivalents, end of period	$277,166	$364,184

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

(1)  Basis of Presentation

Orbital Sciences Corporation (“Orbital” or the “company”), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

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

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 financial statement presentation.  All financial amounts are stated in U.S. dollars unless otherwise indicated.

The company has evaluated subsequent events in accordance with U.S. GAAP.  Management has evaluated the events and transactions that have occurred through the date the financial statements were issued, and noted no items requiring adjustment of the financial statements. Operating results for the quarter ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

(2) Business Combination

On April 2, 2010, the company acquired certain assets and liabilities of the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation (the “Seller”), for $55 million in cash, subject to a working capital adjustment.  The acquisition is expected to further strengthen the company’s competitive position in defense and intelligence, civil government and commercial satellite markets.

The company’s consolidated financial statements reflect the operations of the acquired net assets beginning April 2, 2010, the date of acquisition.  The company recorded $1.6 million of acquisition-related expenses in the nine months ended September 30, 2010.  The revenues and operating income of the acquired business were not material to the company’s results of operations for the quarter and nine months ended September 30, 2010.

The acquisition was accounted for under the acquisition method in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”  The preliminary allocation of the purchase price for the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition using established valuation techniques.  The estimated purchase price allocation is preliminary and is subject to revision.  A valuation of certain of the assets and liabilities acquired is being conducted, and the final allocation will be made when completed.  The company may recognize material changes to the acquired assets or liabilities as a result of a working capital adjustment or if new information is obtained about facts and circumstances that existed as of the acquisition date.  The company and the Seller are each disputing the other party’s claim for a purchase price adjustment based on the calculation of working capital as of the closing date.

The table below reflects the purchase price allocation as of September 30, 2010 (in thousands):

Property plant and equipment	$42,194
Intangible assets	7,100
Goodwill	13,436
Net working capital	(7,730)
Total purchase price	$55,000

The purchased intangible assets consist of acquired technology and are being amortized over a 10-year period.  The company recorded $13.4 million of goodwill, all of which is deductible for tax purposes.  The primary items that generated the goodwill include the value of the synergies between the company and the acquired business and the acquired assembled workforce, neither of which qualifies as an amortizable intangible asset.

Changes in the company’s goodwill balances by reportable business segment are as follows (in thousands):

	Launch Vehicles	Satellites and Space Systems	Advanced Space Programs	Total

Balance at December 31, 2009	$10,310	$45,241	$—	$55,551
Goodwill acquired	—	5,118	8,318	13,436
Balance at September 30, 2010	$10,310	$50,359	$8,318	$68,987

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Launch Vehicles:
Revenues(1)	$105,828		$109,978		$301,872		$346,290
Operating income	4,988		3,227		12,988		11,595
Identifiable assets	201,389		151,249	(2)	201,389		151,249	(2)
Capital expenditures	15,472		2,014		37,897		4,741
Depreciation and amortization	1,865		1,076		5,479		4,157
Satellites and Space Systems:
Revenues(1)	$121,844		$75,650		$361,788		$279,928
Operating income	7,441		5,709		22,660		21,243
Identifiable assets	233,857		178,233	(2)	233,857		178,233	(2)
Capital expenditures	4,210		3,735		7,537		12,199
Depreciation and amortization	2,644		2,219		7,424		6,564
Advanced Space Programs:
Revenues(1)	$103,204		$94,448		$331,673		$224,847
Operating income	7,835		4,646		15,829		4,729
Identifiable assets	175,313		91,981	(2)	175,313		91,981	(2)
Capital expenditures	4,867		3,915		11,049		9,664
Depreciation and amortization	114		3		233		9
Corporate and Other:
Revenues(1)	$(16,357)		$(2,984)		$(46,898)		$(8,103)
Operating loss	(908	)(3)	—		(2,528	)(3)	—
Identifiable assets	418,735		508,018	(2)	418,735		508,018	(2)
Capital expenditures	542		806		2,199		2,223
Depreciation and amortization	1,711		1,141		4,591		3,341
Consolidated:
Revenues	$314,519		$277,092		$948,435		$842,962
Operating income	19,356		13,582		48,949		37,567
Identifiable assets	1,029,294		929,481	(2)	1,029,294		929,481	(2)
Capital expenditures	25,091		10,470		58,682		28,827
Depreciation and amortization	6,334		4,439		17,727		14,071

(1) Corporate and other revenues are comprised solely of the elimination of intersegment revenues. Intersegment revenues are summarized as follows (in millions):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Launch Vehicles	$14.4	$1.9	$41.4	$5.2
Satellites and Space Systems	1.7	1.0	4.5	2.7
Advanced Space Programs	0.3	0.1	1.0	0.2
Total intersegment revenues	$16.4	$3.0	$46.9	$8.1

(2) As of December 31, 2009.

(3)  The Corporate and Other operating loss is comprised of unallocated corporate-level costs and includes $1.6 million of transaction expenses incurred in the second quarter of 2010 in connection with a business acquisition.

(4)  Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Numerator	2010	2009	2010	2009
Net income	$10,629	$9,382	$26,242	$27,323
Percentage allocated to shareholders (1)	98.9%	98.9%	99.1%	98.6%
Numerator for basic and diluted earnings per share	$10,512	$9,279	$26,005	$26,940

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	57,899	56,674	57,550	56,769
Dilutive effect of stock options	583	693	676	728
Denominator for diluted earnings per share	58,482	57,367	58,226	57,497

Per share income
Basic	$0.18	$0.16	$0.45	$0.47
Diluted	0.18	0.16	0.45	0.47

(1) Basic weighted-average shares outstanding	57,899	56,674	57,550	56,769
Basic weighted-average shares outstanding and
unvested restricted share units expected to vest	58,514	57,290	58,071	57,555
Percentage allocated to shareholders	98.9%	98.9%	99.1%	98.6%

The calculation of EPS shown above excludes the income attributable to the company’s unvested restricted stock units from the numerator and excludes the impact of those units from the denominator.

There were no anti-dilutive stock options in the third quarter of 2010.  For the quarter ended September 30, 2009, diluted weighted-average shares outstanding excluded the effect of 0.1 million of stock options that were anti-dilutive.  Diluted weighted-average shares outstanding excluded the effect of less than 0.1 million of stock options that were anti-dilutive for the first nine months of 2010 and 0.1 million of stock options that were anti-dilutive for the first nine months of 2009.  The effect of the company’s convertible notes was anti-dilutive for all periods presented.

(5)  Receivables

Receivables consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Billed	$34,642	$53,157
Unbilled	257,970	146,325
Total	$292,612	$199,482

As of September 30, 2010 and December 31, 2009, unbilled receivables included $16.0 million and $16.9 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.  In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of September 30, 2010, the company could be required to refund up to approximately $19 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

(6)  Inventories

Total inventories were $49.0 million at September 30, 2010 and $38.7 million at December 31, 2009.  Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(7)  Investments

As of September 30, 2010, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 15 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	September 30, 2010			December 31, 2009
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$(650)	$6,500	$11,400	$(500)	$10,900
Equity (1)	2,000	100	2,100	2,000	200	2,200
Total	$9,150	$(550)	$8,600	$13,400	$(300)	$13,100

(1) As of September 30, 2010 and December 31, 2009, cost and fair value of the two preferred stock investments was $0.

The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Debt Securities
Fair value at beginning of period	$10,500	$13,100	$10,900	$12,900
Temporary impairment credits (charges), net	250	(900)	(150)	(700)
Other-than-temporary impairment charges	(850)	(1,500)	(850)	(1,500)
Sale of security	(3,400)	—	(3,400)	—
Net change in fair value	(4,000)	(2,400)	(4,400)	(2,200)
Fair value at end of period	$6,500	$10,700	$6,500	$10,700

Equity Securities
Fair value at beginning of period	$2,100	$1,600	$2,200	$3,800
Temporary impairment credits (charges), net	—	900	(100)	—
Other-than-temporary impairment charges	—	(500)	—	(1,800)
Net change in fair value	—	400	(100)	(1,800)
Fair value at end of period	$2,100	$2,000	$2,100	$2,000

Total
Fair value at beginning of period	$12,600	$14,700	$13,100	$16,700
Temporary impairment credits (charges), net	250	—	(250)	(700)
Other-than-temporary impairment charges	(850)	(2,000)	(850)	(3,300)
Sale of security	(3,400)	—	(3,400)	—
Net change in fair value	(4,000)	(2,000)	(4,500)	(4,000)
Fair value at end of period	$8,600	$12,700	$8,600	$12,700

Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through September 30, 2010, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

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

In the third quarter of 2010, the company sold one of its debt auction rate securities for $4.3 million resulting in a $0.9 million gain.  There was no other sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

For the quarter and nine months ended September 30, 2010, the company recorded other-than-temporary impairment charges of $0.9 million which offset the $0.9 million gain mentioned above.  For the quarter and nine months ended September 30, 2009, the company recorded other-than-temporary impairment charges of $2.0 million and $3.3 million, respectively.  The company records other-than-temporary impairment charges with respect to equity securities based on the company’s assessment that it is likely that the fair value of the investment will not fully recover in the foreseeable future given the duration, severity and continuing declining trend of the fair value of the security, as well as the uncertain financial condition and near-term prospects of the issuer.  The company determines other-than-temporary impairment charges for its debt securities based on credit losses.

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

(8)  Debt

Convertible Notes

In December 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15.  As of September 30, 2010 and December 31, 2009, the net carrying amount of the convertible notes was $124.2 million and $120.3 million, respectively, and the related unamortized debt discount was $19.6 million and $23.5 million, respectively.

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

The fair value of the company’s convertible notes at September 30, 2010 and December 31, 2009 was estimated at $142.4 million and $136.5 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer.

Credit Facility

In August 2007, the company entered into a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of the company’s assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of September 30, 2010, there were no borrowings under the Credit Facility, although $18.3 million of letters of credit were issued under the Credit Facility.  Accordingly, as of September 30, 2010, $81.7 million of the Credit Facility was available for borrowings.

Debt Covenants

The company’s Credit Facility contains covenants limiting its ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.

(9)  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$10,629	$9,382	$26,242	$27,323
Temporary impariment credits (charges), net	250	—	(250)	(700)
Defined benefit plans, net of tax	412	766	131	1,191
Total comprehensive income	$11,291	$10,148	$26,123	$27,814

Accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009 was $2.0 million and $1.9 million, respectively.

(10)  Stock-Based Compensation

The following tables summarize information related to stock-based compensation transactions:

	Restricted Stock Units		Stock Options
	Number of Units	Weighted Average Measurement Date Fair Value	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	473,615	$22.88	2,301,305	$8.29
Granted (1)	519,120	14.46	—	—
Exercised	—	—	(835,255)	11.63
Vested	(295,203)	23.23	—	—
Forfeited	(6,960)	20.59	(2,599)	6.29
Expired	—	—	(33,500)	16.24
Outstanding at September 30, 2010	690,572	$16.41	1,429,951 (2)	$6.16

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 2.20 years.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Stock-based compensation expense	$1.8	$2.4	$5.4	$7.5
Income tax benefit related to stock-based compensation expense	0.7	0.7	2.1	2.2
Intrinsic value of stock options exercised computed as the market price
on the exercise date less the price paid to exercise the stock options	0.1	0.1	5.5	0.4
Cash received from exercise of stock options	—	0.5	9.7	0.9
Tax effect of stock-based compensation transactions recorded as
credits (charges) to additional paid-in capital	(0.8)	(1.2)	1.1	(1.1)

As of
(in millions)	September 30, 2010
Shares of common stock available for grant under stock-based incentive plans	1.3
Aggregate intrinsic value of restricted stock units that are expected to vest	$10.6
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 2.28 years	9.0
Aggregate intrinsic value of stock options outstanding, all fully vested	13.1

(11)  Research and Development

In the first quarter of 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo and supplies to the International Space Station.  Under the agreement, NASA has agreed to pay the company $170 million in cash milestone payments, partially funding the company’s project costs which are currently estimated to be approximately $305 million.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses, including associated general and administrative expenses.  The following table summarizes the COTS project research and development expenses incurred and amounts funded by NASA (in millions).

	Third Quarter		First Nine Months		Inception
	2010	2009	2010	2009	To Date
Research and development costs incurred (1)	$39.9	$28.7	$107.0	$66.2	$229.6
Less - amounts funded by NASA	19.0	16.0	52.1	42.3	135.2
Net research and development expenses	$20.9	$12.7	$54.9	$23.9	$94.4

(1) Includes associated general and administrative expenses.

As of September 30, 2010 and December 31, 2009, deferred revenues and customer advances on the accompanying balance sheet included $12.2 million and $46.8 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.

(12)  Income Taxes

The company’s effective tax rates were 39.0% and 4.6% for the third quarter of 2010 and 2009, respectively, and 39.1% and 23.1% for the first nine months of 2010 and 2009, respectively.  The company’s effective tax rates for 2010 differ from the statutory Federal income tax rate primarily due to state income taxes.  The company’s effective tax rates for 2009 differ from the statutory Federal income tax rate primarily due to the recognition of Federal research and development tax credits.

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

The company is engaged in a major product development program of a medium-capacity rocket, Taurus II, that could substantially increase the payload capacity of the company’s space launch vehicle products.   Approximately $12.3 million and $17.3 million of the research and development expenses in the third quarter of 2010 and 2009, respectively, and $35.4 million and $52.1 million in the first nine months of 2010 and 2009, respectively, were attributable to the Taurus II program.  Since the inception of the program through September 30, 2010, the company has recorded $145 million of costs on the Taurus II research and development program.  The company believes that it will continue to incur significant research and development expenses during the remainder of 2010 and to a lesser extent in 2011 on the Taurus II development effort.

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

Satellite Anomaly

In April 2010, the Galaxy 15 satellite that was manufactured by Orbital and placed into orbit in 2005 for Intelsat, Ltd. experienced an anomaly.  A technical investigation into the anomaly is ongoing.  If it is ultimately determined that the satellite cannot perform the remaining period of its mission, then the remaining incentive fees payable to the company under the Galaxy 15 contract may become uncollectible and a customer refund obligation could be triggered.  Such an outcome could result in a reduction in operating income of up to approximately $7 million in the quarter that such determination is made.  The company believes that it would be entitled to recover substantially all of this amount under an insurance policy and management believes that such proceeds would be recorded in “other income.”  Management believes that the incentive fees payable to the company will be realized and that no refund obligation will be triggered.

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

As discussed in Note 2 to the accompanying financial statements, during the second quarter of 2010 we acquired certain assets and liabilities of the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation (the “Seller”), for $55 million in cash, subject to a potential working capital adjustment that will be determined at a later date.  We and the Seller are each disputing the other party’s claim for a purchase price adjustment based on the calculation of working capital as of the closing date.
The following discussion should be read along with our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2010 and 2009

Revenues - Our consolidated revenues were $314.5 million in the third quarter of 2010, an increase of $37.4 million, or 14%, compared to the third quarter of 2009.  Revenues from the International Space Station Commercial Resupply Services contract (“CRS”) increased $27.3 million, or 71%.  Communications satellite revenues increased $25.7 million, or 51%, and national security satellite program revenues increased $13.3 million, or 40%.  The recently acquired spacecraft business contributed $23.9 million of revenue in the quarter.  Interceptor product line revenues decreased $20.5 million, or 43%, reflecting the lower level of activity on the Ground-based Midcourse Defense (“GMD”) missile defense program and the termination of the Kinetic Energy Interceptor (“KEI”) contract by the Missile Defense Agency (“MDA”) last year.  Revenues from target launch vehicle programs declined $11.0 million, or 35%, due to decreased production work.  Revenues from the Orion Launch Abort System (“LAS”) contract, which was terminated in the second quarter of 2010, decreased $23.8 million, or 85%.  The elimination of intercompany revenues reduced consolidated revenues in the third quarter of 2010 by $16.4 million compared to $3.0 million in the third quarter of 2009.  Intercompany revenues in the third quarters of 2010 and 2009 included $14.4 million and $1.9 million, respectively, pertaining to Taurus II production work in the launch vehicles segment for the Commercial Orbital Transportation Services (“COTS”) program in the advanced space programs segment.

Our consolidated revenues were $948.4 million in the first nine months of 2010, an increase of $105.5 million, or 13%, compared to the first nine months of 2009.  Revenues from the CRS contract increased $148.8 million, or 335%.  Communications satellite revenues increased $43.8 million, or 22%, and national security satellite program revenues increased $43.7 million, or 47%.  The recently acquired spacecraft business contributed $48.1 million of revenue in the first nine months of 2010.  Interceptor product line revenues decreased $97.6 million, or 56%, reflecting the lower level of activity on the GMD missile defense program and last year’s termination of the KEI contract.  Revenues from target launch vehicle programs declined $20.1 million, or 23%, due to decreased production work.  Revenues from the Orion LAS contract decreased $53.5 million, or 57%.  The elimination of intercompany revenues reduced consolidated revenues in the first nine months of 2010 by $46.9 million compared to $8.1 million in the first nine months of 2009.  Intercompany revenues in the first nine months of 2010 and 2009 included $41.4 million and $5.2 million, respectively, pertaining to Taurus II production work in the launch vehicles segment for the COTS program in the advanced space programs segment.

Cost of Revenues - Our cost of revenues was $237.8 million in the third quarter of 2010, an increase of $23.3 million, or 11%, compared to the third quarter of 2009.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  Cost of revenues in the satellite and space systems segment increased $43.2 million, or 71%, in the third quarter of 2010 compared to the third quarter of 2009, while cost of revenues in the launch vehicles and advanced space programs segments decreased $3.5 million and $3.0 million, or 4%, in the third quarter of 2010 and 2009, respectively, generally consistent with the revenue trends in each segment.  The elimination of intercompany cost of revenues reduced consolidated cost of revenues in the third quarter of 2010 by $16.4 million compared to $3.0 million in the third quarter of 2009.  Intercompany cost of revenues in the third quarters of 2010 and 2009 included $14.4 million and $1.9 million, respectively, pertaining to Taurus II production work in the launch vehicles segment for the COTS program in the advanced space programs segment.

Our cost of revenues was $737.0 million in the first nine months of 2010, an increase of $67.3 million, or 10%, compared to the first nine months of 2009.  Cost of revenues in the first nine months of 2010 compared to the first nine months of 2009 increased $77.6 million, or 33%, in the satellite and space systems segment and increased $67.2 million, or 38%, in the advanced space programs segment, while cost of revenues decreased $38.6 million, or 14%, in the launch vehicles segment, consistent with the revenue trends in each segment.  The elimination of intercompany cost of revenues reduced consolidated cost of revenues in the first nine months of 2010 by $46.9 million compared to $8.1 million in the first nine months of 2009.  Intercompany cost of revenues in the first nine months of 2010 and 2009 included $41.4 million and $5.2 million, respectively, pertaining to Taurus II production work in the launch vehicles segment for the COTS program in the advanced space programs segment.

Research and Development Expenses - Our research and development expenses totaled $35.4 million and $31.4 million, or 11% of revenues, in the third quarter of 2010 and 2009, respectively.  The $4.0 million increase in research and development expenses in the third quarter of 2010 was primarily due to an $8.2 million increase in the COTS program partially offset by a $5.0 million decrease in our Taurus II launch vehicle development program.  During the third quarter of 2010 and 2009, approximately $20.9 million and $12.7 million, respectively, of our research and development expenses were attributable to the COTS program, and approximately $12.3 million and $17.3 million, respectively, were related to the Taurus II program.

Our research and development expenses totaled $95.8 million and $81.1 million, or 10% of revenues, in the first nine months of 2010 and 2009, respectively.  The $14.7 million increase in research and development expenses in the first nine months of 2010 was primarily due to a $31.0 million increase in the COTS program partially offset by a $16.7 million decrease in our Taurus II launch vehicle development program.  In the first nine months of 2010 and 2009, approximately $54.9 million and $23.9 million, respectively, of our research and development expenses were attributable to the COTS program, and approximately $35.4 million and $52.1 million, respectively, were attributable to the Taurus II program.

Under the COTS agreement, NASA has agreed to pay us $170 million in cash milestone payments, partially funding our COTS project costs which are currently estimated to be approximately $305 million.  The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses, including associated general and administrative expenses.  The following table summarizes the COTS project research and development expenses incurred and amounts funded by NASA (in millions):

	Third Quarter		First Nine Months		Inception
	2010	2009	2010	2009	To Date
Research and development costs incurred (1)	$39.9	$28.7	$107.0	$66.2	$229.6
Less - amounts funded by NASA	19.0	16.0	52.1	42.3	135.2
Net research and development expenses	$20.9	$12.7	$54.9	$23.9	$94.4

(1)  Includes associated general and administrative expenses.

As of September 30, 2010 and December 31, 2009, deferred revenues and customer advances on the accompanying balance sheet included $12.2 million and $46.8 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  We believe that we will continue to incur significant research and development expenses on the Taurus II and COTS development programs during the remainder of 2010 and to a lesser extent in 2011.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We are currently engaged in discussions with the Defense Contract Audit Agency regarding the allowability of research and development costs incurred in connection with our Taurus II development program.  We believe that such costs are allowable, although the U.S. Government has not yet made a determination.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.  During the third quarters of 2010 and 2009, we incurred $10.8 million and $10.3 million, respectively, of expenses that have been recorded as allowable costs.  Since the inception of the program through September 30, 2010, the company has incurred $105.0 million recorded as allowable costs on the Taurus II research and development program.

For competitive reasons, we have established self-imposed ceilings on the amount of research and development costs that we would recover under our U.S. Government contracts, although we believe that such costs would otherwise be allowable and recoverable.  In the third quarter of 2010 and 2009, we incurred $1.6 million and $7.0 million, respectively, of research and development costs in excess of our self-imposed ceiling.  In the first nine months of 2010 and 2009, we incurred $6.5 million and $20.1 million, respectively, of research and development costs in excess of our self-imposed ceiling.

During the third quarter of 2010, we recorded a favorable general and administrative expense rate adjustment in our advanced space programs segment which reduced unrecovered research and development expenses and improved operating income by $5.4 million.  This rate adjustment reflects the reversal of unrecovered research and development expenses that were incurred in the first half of 2010.  We did not incur any unrecovered research and development expenses in our advanced space program segment in 2009 and we do not expect to incur any such unrecovered expenses in this segment in 2010.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $22.0 million, or 7% of revenues, and $17.5 million, or 6% of revenues, in the third quarter of 2010 and 2009, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses increased $4.5 million, or 26%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to an increase in bid, proposal and marketing costs in connection with advanced space program business prospects.

Selling, general and administrative expenses were $66.6 million, or 7% of revenues, and $54.5 million, or 6% of revenues, in the first nine months of 2010 and 2009, respectively.  Selling, general and administrative expenses increased $12.1 million, or 22%, in the first nine months of 2010 primarily due to the same factors that drove our quarterly results and $1.6 million of acquisition costs incurred for the 2010 spacecraft business acquisition discussed above.

Operating Income - Operating income was $19.4 million in the third quarter of 2010, an increase of $5.8 million, or 43%, compared to the third quarter of 2009.  This increase was primarily due to the profit generated by the increase in consolidated revenues, the $5.4 million reduction in unrecovered research and development expenses in the launch vehicles segment and the $5.4 million favorable general and administrative expense rate adjustment in the advanced space programs segment as discussed above.  Operating income generated by contracts acquired in the 2010 spacecraft business acquisition was $2.5 million in the third quarter of 2010.  These profit increases were partially offset by a $4.1 million reduction due to decreased activity on missile defense interceptor programs and a $4.7 million reduction due to the effect of the termination of the Orion LAS contract.

Operating income was $48.9 million in the first nine months of 2010, an increase of $11.4 million, or 30%, compared to the first nine months of 2009.  This increase was primarily due to the $13.6 million decrease in unrecovered research and development expenses discussed above, increased activity on the CRS contract and national security satellite programs and $4.9 million of profit generated by contracts acquired in the 2010 spacecraft business acquisition.  These factors were partially offset by the effects of the decreased activity on missile defense interceptor programs, the termination of the Orion LAS contract and costs related to Galaxy 15 satellite anomaly resolution activities explained in more detail below.

In April 2010, the Galaxy 15 satellite that was manufactured by us and placed into orbit in 2005 for Intelsat, Ltd. experienced an anomaly.  A technical investigation into the anomaly is ongoing.  If it is ultimately determined that the satellite cannot perform the remaining period of its mission, then the remaining incentive fees payable to us under the Galaxy 15 contract may become uncollectible and a customer refund obligation could be triggered.  Such an outcome could result in a reduction in operating income of up to approximately $7 million in the quarter that such determination is made.  We believe that we would be entitled to recover substantially all of this amount under our insurance policy and such proceeds would be recorded in “other income.”  Management currently believes that the incentive fees payable to us will be realized and that no refund obligation will be triggered.  We recognized $1.0 million and $3.5 million of expenses associated with engineering and troubleshooting activities related to the anomaly during the quarter and nine months ended September 30, 2010, respectively.

Investment Gains and Losses, net - Investment gains and losses, net were $0 in the third quarter of 2010, compared to a net loss of $2.0 million in the third quarter of 2009.  We recorded a $0.9 million gain on the sale of an auction-rate debt security and an other-than-temporary investment impairment loss of $0.9 million in the third quarter of 2010.  We recorded an other-than-temporary investment impairment loss of $2.0 million in the third quarter of 2009.

Investment gains and losses, net were $0 in the first nine months of 2010, compared to a net loss of $2.2 million in the first nine months of 2009.  We recorded a $0.9 million gain on the sale of an auction-rate debt security and an other-than-temporary investment impairment loss of $0.9 million in the first nine months of 2010.  We recognized an other-than-temporary investment impairment loss of $3.3 million and a $1.1 million gain on the sale of an investment in the first nine months of 2009.

Interest Income and Other - Interest income and other decreased to $0.5 million in the third quarter of 2010, compared to $0.6 million in the third quarter of 2009.  Interest income and other decreased to $1.2 million in the first nine months of 2010, compared to $6.9 million in the first nine months of 2009.  This decrease is attributable to a $5.3 million insurance recovery recorded in the first half of 2009 in connection with a launch failure.

Interest Expense - Interest expense was $2.4 million and $2.3 million in the third quarter of 2010 and 2009, respectively, and was $7.1 million and $6.7 million in the first nine months of 2010 and 2009, respectively, attributable to interest on our $143.8 million of long-term debt.

Income Tax Provision - We recorded an income tax provision of $6.8 million and $0.5 million in the third quarter of 2010 and 2009, respectively, and $16.8 million and $8.2 million in the first nine months of 2010 and 2009, respectively.

Our annual effective income tax rate was 39.1% and 23.1% for the first nine months of 2010 and 2009, respectively.  The increase in the effective tax rate is primarily due to the expiration of the Federal research and development tax credit at the end of 2009 and a favorable adjustment recorded in the third quarter of 2009.

Net Income - Our net income was $10.6 million, or $0.18 diluted earnings per share, and $9.4 million, or $0.16 diluted earnings per share, in the third quarter of 2010 and 2009, respectively. Net income was $26.2 million, or $0.45 diluted earnings per share, and $27.3 million, or $0.47 diluted earnings per share, in the first nine months of 2010 and 2009, respectively.

Segment Results for the Quarters and Nine Months Ended September 30, 2010 and 2009

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

Launch Vehicles

Launch vehicles segment operating results were as follows:

	Third Quarter				First Nine Months
($ in thousands)	2010	2009	% Change		2010	2009	% Change
Revenues	$105,828	$109,978	(4%	)	$301,872	$346,290	(13%	)
Operating income	4,988	3,227	55%		12,988	11,595	12%
Operating margin	4.7%	2.9%			4.3%	3.3%

Segment Revenues - Launch vehicles segment revenues decreased $4.2 million, or 4%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to decreased activity on missile defense interceptor launch vehicle programs and on certain target launch vehicle programs, partially offset by increased production work in 2010 on Taurus II launch vehicles for the CRS contract.  Interceptor launch vehicle revenues decreased $20.5 million due to decreased activity on our GMD program in the third quarter of 2010 and the termination of the KEI contract in the second quarter of 2009.  Interceptor launch vehicle contracts accounted for 26% and 44% of total launch vehicles segment revenues in the third quarter of 2010 and 2009, respectively.  Revenues from target launch vehicle programs declined $11.0 million due to decreased production work.  The revenue reductions mentioned above were partially offset by a $28.3 million revenue increase for Taurus II launch vehicles due to an increase in production work on the CRS and COTS programs.  Taurus II launch vehicle revenues accounted for 33% of total launch vehicle segment revenues in the third quarter of 2010.

Launch vehicles segment revenues decreased $44.4 million, or 13%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the same factors that impacted our third quarter results.  Interceptor launch vehicle revenues decreased $97.6 million due to decreased activity on our GMD program in the first nine months of 2010 and lower KEI contract revenues as a result of termination of the program in the second quarter of 2009.  Interceptor launch vehicle contracts accounted for 26% and 51% of total launch vehicles segment revenues in the first nine months of 2010 and 2009, respectively.  Revenues from target launch vehicles declined $20.1 million due to decreased production work.  The revenue reductions mentioned above were partially offset by $83.8 million of revenue growth due to an increase in production work on Taurus II launch vehicles for the CRS and COTS programs.  Taurus II launch vehicle revenues accounted for 32% of total launch vehicle segment revenues in the first nine months of 2010.

Segment Operating Income - Launch vehicles segment operating income increased $1.8 million, or 55%, in the third quarter of 2010 compared to the third quarter of 2009, despite a decrease in revenues, primarily due to a $5.4 million decrease in unrecovered Taurus II research and development expenditures partially offset by a $4.1 million reduction in interceptor launch vehicle operating income.  The reduction in interceptor launch vehicle operating income was primarily due to a decline in contract activity and $1.5 million of favorable GMD and KEI contract adjustments in the third quarter of 2009.  Operating income from interceptor launch vehicle contracts was $3.3 million and $7.4 million in the third quarter of 2010 and 2009, respectively.  The third quarters of 2010 and 2009 include $1.6 million and $7.0 million, respectively, of research and development expenses that exceeded our self-imposed ceiling on such costs.

Launch vehicles segment operating income increased $1.4 million, or 12%, in the first nine months of 2010 compared to the first nine months of 2009 due to a $13.6 million reduction in unrecovered research and development expenditures in the first nine months of 2010 and the effects of increased production work on Taurus II launch vehicles for the CRS contract and favorable profit adjustments on certain target launch vehicle contracts.  These increases were substantially offset by a $16.5 million decrease in operating income attributable to a reduction in GMD and KEI contract activity.  Operating income from interceptor launch vehicle contracts was $7.6 million and $24.1 million in the first nine months of 2010 and 2009, respectively.  The first nine months of 2010 and 2009 include $6.5 million and $20.1 million, respectively, of research and development expenses that exceeded our self-imposed ceiling on such costs.

Segment operating margins were higher in the third quarter and first nine months of 2010 primarily due to the effect of the decrease in unrecovered Taurus II research and development expenses.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

	Third Quarter			First Nine Months
($ in thousands)	2010	2009	% Change	2010	2009	% Change
Revenues	$121,844	$75,650	61%	$361,788	$279,928	29%
Operating income	7,441	5,709	30%	22,660	21,243	7%
Operating margin	6.1%	7.5%		6.3%	7.6%

Segment Revenues - Satellites and space systems segment revenues increased $46.2 million, or 61%, in the third quarter of 2010 compared to the third quarter of 2009 largely due to a $25.7 million increase in communications satellite revenues principally attributable to activity on new communications satellite contracts awarded in the fourth quarter of 2009.  Communications satellite revenues accounted for 63% and 67% of total segment revenues in the third quarter of 2010 and 2009, respectively.  In addition, the third quarter of 2010 includes $16.5 million of revenues on contracts acquired in our spacecraft business acquisition.

Satellites and space systems segment revenues increased $81.9 million, or 29%, in the first nine months of 2010 compared to the first nine months of 2009 largely due to a $43.8 million increase in communications satellite revenues principally attributable to activity on new communications satellite contracts awarded in the fourth quarter of 2009.  Communications satellite revenues accounted for 68% and 72% of total segment revenues in the first nine months of 2010 and 2009, respectively.  In addition, the first nine months of 2010 includes $33.3 million of revenues on contracts acquired in our spacecraft business acquisition.

Segment Operating Income - Satellites and space systems segment operating income increased $1.7 million, or 30%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to $1.9 million of operating income from the contracts acquired in our spacecraft business acquisition, a $1.1 million increase in other science and technology contracts and higher activity on certain communications satellite contracts.  However, communications satellite operating income dropped from $4.5 million in the third quarter of 2009 to $3.5 million in the third quarter of 2010 principally due to $1.0 million of costs incurred in connection with engineering and troubleshooting activities related to the Galaxy 15 satellite anomaly discussed above.  In addition, last year’s third quarter communications satellite results included favorable adjustments on certain contracts that were near completion.  Communications satellite contracts accounted for 47% and 78% of total segment operating income in the third quarter of 2010 and 2009, respectively.

Satellites and space systems segment operating income increased $1.4 million, or 7%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to higher communications satellite operating income and activity on the contracts acquired in our spacecraft business acquisition, partially offset by $3.5 million of costs incurred in connection with the Galaxy 15 satellite anomaly.  Communications satellite contracts accounted for 54% and 74% of total segment operating income in the first nine months of 2010 and 2009, respectively.

Segment operating margin decreased in the third quarter and first nine months of 2010 largely due to the effect of the Galaxy 15 anomaly resolution costs discussed above, partially offset by improved profit performance on certain other communications satellite programs.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	Third Quarter			First Nine Months
($ in thousands)	2010	2009	% Change	2010	2009	% Change
Revenues	$103,204	$94,448	9%	$331,673	$224,847	48%
Operating income	7,835	4,646	69%	15,829	4,729	235%
Operating margin	7.6%	4.9%		4.8%	2.1%

Segment Revenues - Advanced space programs segment revenues increased $8.8 million, or 9%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a $13.3 million increase on national security satellite programs, $7.4 million of revenues from contracts we acquired in our spacecraft business acquisition and a $11.5 million increase in activity on the CRS contract, partially offset by a $23.8 million reduction in revenues due to decreased activity on the Orion LAS contract, which was terminated for convenience in the second quarter of 2010.  In the third quarters of 2010 and 2009, the CRS contract accounted for 43% and 35%, respectively, of total segment revenues.

Advanced space programs segment revenues increased $106.8 million, or 48%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to a $101.1 million increase in activity on the CRS contract, a $43.7 million increase on national security satellite programs and $14.8 million of revenues from contracts we acquired in our spacecraft business acquisition, partially offset by a $53.5 million reduction in revenues due to the effect of the termination of the Orion LAS contract.  In the first nine months of 2010 and 2009, the CRS contract accounted for 42% and 17%, respectively, of total segment revenues.

Segment Operating Income - Advanced space programs segment operating income increased $3.2 million, or 69%, in the third quarter of 2010 compared to the third quarter of 2009.  During the third quarter of 2010, we recorded a favorable general and administrative expense rate adjustment for our advanced space programs segment which reduced research and development expenses by $5.4 million.  This rate adjustment reflects the reversal of unrecovered research and development expenses that were incurred in the first half of 2010.  We did not incur any unrecovered research and development expenses in our advanced space program segment in 2009 and we do not expect to incur any such unrecovered expenses in this segment in 2010.  In addition, segment operating income increased in 2010 due to increased activity on the CRS contract, a $0.8 million increase from national security satellite programs and $0.6 million of income from contracts we acquired in our spacecraft business acquisition.  These increases were partially offset by decreased activity on the Orion LAS contract.

Advanced space programs segment operating income increased $11.1 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to increased activity on national security satellite programs and the CRS contract, in addition to contracts acquired in our spacecraft business acquisition.  These increases were partially offset by decreased activity on the Orion LAS contract.

This segment’s operating margin increased in the third quarter of 2010 largely due to the favorable general and administrative expense rate adjustment offset by the effect of an unfavorable profit adjustment on the Orion LAS contract.  Operating margin increased in the first nine months of 2010 due to margin improvement on national security satellite programs and the absence of certain cost increases that occurred in 2009.  These margin improvements were partially offset by the effect of the unfavorable profit adjustment on the Orion LAS contract.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intercompany revenues of $16.4 million and $3.0 million in the third quarter of 2010 and 2009, respectively, and $46.9 million and $8.1 million in the first nine months of 2010 and 2009, respectively.  The increase in intercompany revenue eliminations is due to Taurus II production work in the launch vehicles segment for the COTS program.  Our launch vehicles business unit is building a Taurus II launch vehicle for the COTS program, which is reported as a research and development cost in our advanced space programs segment.  Taurus II revenues for the COTS program that were reported as intersegment revenues in our launch vehicles segment totaled $14.4 million in the third quarter of 2010 and $41.4 million in the first nine months of 2010.  The operating loss in “Corporate and Other” in the third quarter and first nine months of 2010 is comprised of unallocated corporate-level costs, and includes $1.6 million of transaction expenses incurred during the second quarter of 2010 in connection with the spacecraft business acquisition.  There was no corporate and other operating income or loss in the third quarter and first nine months of 2009.

Backlog

Our firm backlog was approximately $1.9 billion at September 30, 2010 and December 31, 2009.  We expect to convert approximately $325 million of the September 30, 2010 firm backlog into revenue during the remainder of 2010.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including U.S. Government contract orders not yet funded and our estimate of potential award fees.  In the second quarter of 2010, the Orion LAS contract was terminated for convenience, resulting in a $150 million reduction in firm backlog.

Total backlog was approximately $4.4 billion at September 30, 2010 and $4.9 billion at December 31, 2009.  The termination of the Orion LAS contract resulted in a $380 million reduction in total backlog.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash provided by operating activities in the first nine months of 2010 was $0.8 million, as compared to $77.9 million in the first nine months of 2009.  The decrease in operating cash flow was primarily due to an $84.9 million decrease in the net effect of changes in working capital and certain other assets and liabilities.  During the first nine months of 2010, net changes in working capital and certain other assets and liabilities used $66.1 million of cash, compared to $18.8 million of net cash provided in the first nine months of 2009.  The changes in working capital in the first nine months of 2010 included an $83.1 million increase in receivables and a $31.1 million decrease in deferred revenues and customer advances, partially offset by an increase in accounts payable and accrued expenses of $80.2 million.  The increase in receivables was primarily due to an increase in CRS program receivables that are not collectible until certain performance milestones are achieved.  We believe that a substantial portion of these receivables will be collected in the fourth quarter of 2010; however, there can be no assurance that the necessary conditions will occur this year.  The decrease in deferred revenues and customer advances was largely due to a $34.6 million decrease in cash received from NASA in connection with the COTS program that had not yet been recorded as an offset to research and development expenses.  The increase in accounts payable and accrued expenses was primarily due to an increase in accruals for subcontract costs.

Cash Flow from Investing Activities

Cash used in investing activities in the first nine months of 2010 was $109.4 million, as compared to $27.6 million in the first nine months of 2009.  In the second quarter of 2010 we spent $55 million in connection with a business acquisition (see Note 2 to the accompanying financial statements).   In addition, in the first nine months of 2010 we spent $58.7 million for capital expenditures, as compared to $28.8 million in the first nine months of 2009.  The increase in capital expenditures is primarily due to the capital requirements of the CRS, COTS and Taurus II programs.  In the third quarter of 2010, we sold a debt auction-rate security for $4.3 million.

Cash Flow from Financing Activities

During the first nine months of 2010 and 2009, we received $10.8 million and $2.0 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.  During the first nine months of 2009, we repurchased and retired 1.2 million shares of our common stock at a cost of $16.7 million.  There were no repurchases in the first nine months of 2010.

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

Credit Facility - We have a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At our election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of our assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of September 30, 2010, there were no borrowings under the Credit Facility, although $18.3 million of letters of credit were issued under the Credit Facility.  Accordingly, as of September 30, 2010, $81.7 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of September 30, 2010, we were in compliance with all of these covenants.

Available Cash and Future Funding

At September 30, 2010, we had $277.2 million of unrestricted cash and cash equivalents.  We believe that we will continue to incur significant research and development costs as well as capital expenditures during the remainder of 2010 and to a lesser extent in 2011 on the Taurus II and COTS research and development programs.  Management currently believes that available cash, cash expected to be generated from operations and borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months.  However, there can be no assurance that this will be the case.  Our ability to borrow additional funds is limited by the terms of our Credit Facility.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

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

As discussed in Note 7 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock that have experienced a significant decline in fair value.  Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate these investments in the foreseeable future except when economically advantageous to do so.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of September 30, 2010, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At September 30, 2010, we had $1.6 million of receivables denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency.  At September 30, 2010, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of September 30, 2010, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at September 30, 2010 was $142.4 million.  The fair value was determined based on market prices quoted by a broker-dealer.

We believe that exposure to market risk related to interest rate fluctuations for cash and cash equivalents are not significant.  As of September 30, 2010, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $3.4 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $9.0 million at September 30, 2010.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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

ORBITAL SCIENCES CORPORATION

DATED: October 29, 2010	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: October 29, 2010	By:	/s/ Garrett E. Pierce
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