Form 10-K
period 2010-12-31
ORBITAL SCIENCES CORP /DE/
filed 2011-02-28
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on The New York Stock Exchange on June 30, 2010 was approximately $900,496,000.

The registrant has no non-voting common equity.

As of February 23, 2011, 58,307,652 shares of the registrant’s Common Stock were outstanding.

Portions of the registrant’s definitive proxy statement to be filed on or about March 10, 2011 are incorporated by reference in Part III of this report.

Item		Page
	PART I
Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	(Removed and Reserved)	21

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75
Item 9A.	Controls and Procedures	75
Item 9B.	Other Information	75

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	76
Item 11.	Executive Compensation	76
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
Item 13.	Certain Relationships and Related Transactions, and Director Independence	78
Item 14.	Principal Accounting Fees and Services	78

	PART IV
Item 15.	Exhibits and Financial Statement Schedule	79

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

Our primary products and services include the following:

•
Launch Vehicles -  Rockets that are used as small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•
Satellites and Space Systems - Small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions and demonstrate new space technologies.

•
Advanced Space Programs -  Human-rated space systems for Earth-orbit and deep-space exploration, and small- and medium-class satellites primarily used for national security space programs and to demonstrate new space technologies.

Our general strategy is to develop and expand a core integrated business of space and launch systems technologies and products, focusing on the design and manufacture of affordable rockets, satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors.  Another part of our strategy is to seek customer contracts that will fund new product development and enhancements to our existing launch vehicle and space systems product lines.  As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small- and medium-class rockets and space systems, we believe we are well positioned to capitalize on the demand for more affordable space-technology systems in commercial satellite communications, space-based military and intelligence operations, and missile defense programs, and to take advantage of government-sponsored initiatives for human space exploration, space-based scientific research and interplanetary exploration.

Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of two predecessor entities established in 1982 and 1983.  Our corporate headquarters are located at 21839 Atlantic Boulevard, Dulles, Virginia 20166 and our telephone number is (703) 406-5000.

Acquisitions

From time to time we have engaged in acquisitions or sales of businesses or product lines that we believe will enhance our business and strategic objectives.

In April 2010, we acquired the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation, for $55 million.  We expect the acquisition to further strengthen our competitive position in defense and intelligence, civil government and commercial satellite markets.

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

Description of Orbital’s Products and Services

Our products and services are grouped into three reportable business segments, described below: launch vehicles, satellites and space systems and advanced space programs.  Our business is not seasonal.  Customers that accounted for 10% or more of our consolidated revenues in 2010 were DoD and NASA.  Customers that accounted for 10% or more of our consolidated revenues in 2009 were DoD, Intelsat, Ltd., Lockheed Martin Corporation (“Lockheed Martin”), NASA and The Boeing Company (“Boeing”).  Customers that accounted for 10% or more of our consolidated revenues in 2008 were DoD, Lockheed Martin, NASA, SES S.A. and Boeing.

Launch Vehicles

Our launch vehicles segment is involved in developing and producing space launch vehicles, interceptor launch vehicles and target launch vehicles.

Space Launch Vehicles - We develop and produce small-class launch vehicles that place satellites weighing up to 4,000 lbs. into low-Earth orbit, including the Pegasus, Taurus and

Minotaur space launch vehicles that are used by commercial, civil government and military customers.  Our Pegasus launch vehicle is launched from our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit.  The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads into orbit.  The ground-launched Minotaur launch vehicle family combines Minuteman II and Peacekeeper ballistic missile rocket motors with our Pegasus and Taurus technology.  In 2010, we conducted the first three launches of our new Minotaur IV class launch vehicle, all of which were successful.

We also are engaged in a major product development effort to create a medium-capacity rocket, the Taurus II, that we expect will increase the payload capacity of our space launch vehicles to approximately 12,000 lbs.  The Taurus II will be used initially on our Commercial Orbital Transportation Services (“COTS”) demonstration mission for NASA and under our Commercial Resupply Services (“CRS”) contract with NASA to resupply the International Space Station (“ISS”).  We also are marketing the vehicle to other U.S. Government and commercial customers.  We believe the Taurus II launch vehicle will be ready for its initial flight in the second half of 2011.

Interceptor Launch Vehicles - We develop and produce rockets that are used as interceptor launch vehicles for missile defense systems, including interceptor boosters that carry “kill vehicles” designed to defend against ballistic missile attacks.  Pursuant to a contract with Boeing, we are the sole supplier of operational and test interceptor boosters for the U.S. Missile Defense Agency’s (“MDA”) Ground-based Midcourse Defense (“GMD”) program, for which our interceptor boost vehicle, a modified version of our Pegasus rocket, is being used as a major operational element in the U.S. national missile defense system.  During 2010, we conducted three successful GMD interceptor vehicle launches and delivered seven GMD boost vehicles.

Target Launch Vehicles - We design and produce target launch vehicles used in the development and testing of missile defense systems.  Our target launch vehicles include suborbital rockets and their principal subsystems, as well as payloads carried by such vehicles.  Various branches and agencies of the U.S. military, including MDA, use our target launch vehicles as targets for defense-related applications such as ballistic missile interceptor testing and related experiments.  These rockets are programmed to simulate incoming enemy missiles, offering an affordable and reliable means to test advanced missile defense systems.  Our family of targets extends from long-range ballistic target launch vehicles, which include targets for testing MDA’s GMD system, to medium- and short-range target vehicles designed to simulate threats to U.S. and allied military forces deployed in overseas theaters.  We have also developed a short-range supersonic sea-skimming target that flies just above the ocean’s surface and is currently being used by the U.S. Navy.  In 2010, we performed a total of five successful target launch missions.

Satellites and Space Systems

Our satellites and space systems segment is involved in developing and producing communications satellites, science and remote sensing satellites, and related subsystems, and we also provide space technical services primarily related to scientific satellite missions.

Communications Satellites - We design and manufacture small geosynchronous-Earth orbit (“GEO”) satellites that provide cable and direct-to-home television distribution, business data network connectivity, regional mobile telephony and other space-based communications services.  During 2010, our satellite deliveries included four GEO communications satellites for commercial customers, three of which were successfully launched during the year.

Science and Remote Sensing Satellites - Our small- and medium-class low-Earth orbit and other spacecraft are used to conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions, and to demonstrate new space technologies.

Space Technical Services - We provide advanced space systems and subsystems, including satellite command and data handling, attitude control and structural subsystems and a broad range of space-related technical services, including analytical, engineering and production services for space-related science and defense programs.  In 2010, our technical services division was selected as the prime contractor to plan, coordinate and carry out sounding rocket missions for NASA over the next five years.

Advanced Space Programs

Our advanced space programs segment is involved in developing and producing human-rated space systems and satellites and related systems primarily used for national security space programs.

Human-Rated Space Systems - We design and manufacture advanced human-rated spacecraft to be used in Earth orbit, planetary exploration and other space missions.  In 2008, under the COTS research and development program, we entered into an agreement with NASA to design, build and demonstrate a new space transportation system that has the capability to deliver cargo and other supplies to the ISS.  This system will include a new advanced maneuvering spacecraft called Cygnus that will be launched on our Taurus II launch vehicle and will autonomously rendezvous with the ISS to deliver cargo to the astronauts on board.  We expect the COTS demonstration mission to occur in late 2011.  Also in 2008, under the CRS program, NASA entered into a contract with us to perform eight cargo transportation missions to the ISS using the Taurus II/Cygnus space transportation system we are developing under our COTS program.  We expect these missions to be carried out over four years, beginning in 2012.

In May 2010, NASA successfully tested the Launch Abort System developed by Orbital for the Orion crew exploration vehicle that was part of the Constellation human spaceflight program.  Our Orion Launch Abort System contract subsequently was terminated by the customer for convenience in the second quarter of 2010.

National Security Space Systems - We develop and produce small- and medium-class satellites and related systems used primarily for national security space missions and related technology demonstration programs.

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
Space launch vehicles
Space Exploration Technologies Corp.
United Launch Alliance (a joint venture between Lockheed Martin Corporation and The Boeing Company)
Alliant Techsystems Inc.
Lockheed Martin Corporation
Russian, Indian and Chinese launch vehicles could represent competition for commercial, as opposed to U.S. Government, launches

Interceptor launch vehicles	Lockheed Martin Corporation Raytheon Company

Target launch vehicles	Alliant Techsystems Inc. L-3 Communications, Inc. Lockheed Martin Corporation Northrop Grumman Corporation Space Exploration Technologies Corp.

Communications satellites
Antrix Corporation Limited, the commercial arm of India’s Space Research Organization
EADS Astrium
Lockheed Martin Corporation
Loral Space & Communications Inc.
Reshetnev Company - Information Satellite Systems
Thales Alenia Space
The Boeing Company

Science and remote sensing satellites and national security space systems
Alliant Techsystems Inc.
Ball Aerospace and Technologies Corp.
Lockheed Martin Corporation
Northrop Grumman Corporation
The Boeing Company
Sierra Nevada Corporation
Surrey Satellite Technology Limited, a subsidiary of EADS Astrium

Space technical services
ASRC Federal Holding Company, a subsidiary of Arctic Slope Regional Corporation
Earth Resources Technology, Inc.
Honeywell Technology Solutions Inc.
Jacobs Engineering Group Inc.
Lockheed Martin Corporation
MEI Technologies, Inc.
Northrop Grumman Corporation
Science Applications International Corporation
Stinger Ghaffarian Technologies, Inc.

Human-rated space systems	Space Exploration Technologies Corp. The Boeing Company Sierra Nevada Corporation European Space Agency Japan Aerospace Exploration Agency Russian Federal Space Agency

Many of our competitors are larger and have substantially greater resources than we do.  Further, it is possible that other domestic or foreign companies or governments, some with greater experience in the space and defense industry and many with greater financial resources than we possess, will seek to provide products or services that compete with ours in the future.  Any such foreign competitor could benefit from subsidies from, or other protective measures by, its home country.

Research and Development

We invest in product-related research and development to conceive and develop new products and to enhance existing products.  Our research and development expenses totaled approximately $122.3 million, $109.8 million and $51.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The increases in research and development expenses since 2008 are primarily related to our Taurus II launch vehicle development program and the COTS program.  We believe that while we will continue to incur significant research and development expenses on the COTS and Taurus II development programs in 2011, the amounts are expected to be less than we incurred in 2010.

Patents and Proprietary Rights

We rely in part on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage, particularly with respect to our launch vehicle and satellite products.  While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any single existing patent or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business, taken as a whole.

Components and Raw Materials

We purchase a significant percentage of our subassemblies and instruments from domestic and foreign suppliers.  We also obtain from the U.S. Government parts and equipment that are used in the production of our products or in the provision of our services.  Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available, although we could incur increased costs and possible delays in securing alternative sources of supply.  We rely upon sole-source suppliers for most solid-propellant rocket motors and liquid-propellant rocket engines used on our launch vehicles.  While we believe that alternative sources for rocket motors and engines would be available, the inability of our current suppliers to provide us with motors and engines could result in significant program delays, expenses and loss of revenues.

U.S. Government Contracts

During 2010, 2009 and 2008, approximately 74%, 78% and 73%, respectively, of our total annual revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with other U.S. Government contractors.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.

Our major contracts with the U.S. Government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts.  Approximately 56% and 44% of our revenues from U.S. Government contracts in 2010 were derived from cost-reimbursable contracts and fixed-price contracts, respectively.  Under cost-reimbursable contracts, we recover our actual allowable costs incurred, allocable indirect costs and a fee consisting of (i) a base amount that is fixed at the inception of the contract and/or (ii) an award amount that is based on the customer’s evaluation of our performance in terms of the criteria stated in the contract.  Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts.  Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract.  Therefore, we bear the risk of loss if costs increase, although some of this risk may be passed on to subcontractors.  Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs.  Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.

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

Regulation

Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. Government and, in certain circumstances, the governments of other countries.  Commercial space launches require licenses from the U.S. Department of Transportation (“DoT”) and the reentry of our Cygnus maneuvering spacecraft during the COTS demonstration mission and the operation of our L-1011 aircraft require licenses from certain agencies of the DoT, including the Federal Aviation Administration.  Launches of our Taurus II rocket, which will use modified Russian rocket engines, require a Russian government license, which we have obtained.  Our classified programs require that we and certain of our employees maintain appropriate security clearances.  We also require export licenses from the U.S. Department of State (“DoS”), the U.S. Department of Commerce (“DoC”) and, occasionally, the governments of other countries with respect to transactions we have with foreign customers or foreign subcontractors.

Contract Backlog

Our firm backlog was approximately $2.03 billion at December 31, 2010 and approximately $1.89 billion at December 31, 2009.  While there can be no assurance, we expect to convert approximately $1.17 billion of the 2010 year-end firm backlog into revenues during 2011.  Our firm backlog as of December 31, 2010 included approximately $1.56 billion of contracts with the U.S. Government and its agencies or from subcontracts with prime contractors of the U.S. Government.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.  Firm backlog from U.S. Government contracts at December 31, 2010 included total funded orders of about $573 million and orders not yet funded of about $985 million.  Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations.  Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause, which could result in a reduction in backlog.

Total backlog was approximately $4.57 billion at December 31, 2010.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Employees

As of February 22, 2011, Orbital had approximately 3,400 permanent employees.  None of our employees is subject to collective bargaining agreements.  We believe our employee relations are good.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of the executive officers of Orbital as of February 22, 2011.  All executive officers are appointed annually and serve at the discretion of the Board of Directors.

Name	Age	Position
David W. Thompson	56	Chairman of the Board and Chief Executive Officer

James R. Thompson	74	Vice Chairman, President and Chief Operating Officer, Director

Garrett E. Pierce	66	Vice Chairman and Chief Financial Officer, Director

Ronald J. Grabe	65	Executive Vice President and General Manager, Launch Systems Group

Michael E. Larkin	55	Executive Vice President and General Manager, Space Systems Group

Antonio L. Elias	61	Executive Vice President and General Manager, Advanced Programs Group

Susan Herlick	46	Senior Vice President, General Counsel and Corporate Secretary

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

James R. Thompson (who is not related to David W. Thompson) has been Vice Chairman, President and Chief Operating Officer since April 2002, and was President and Chief Operating Officer since October 1999.  He has been a director of the Company since 1992.  From 1993 until October 1999, Mr. Thompson served as Executive Vice President and General Manager, Launch Systems Group.  Mr. Thompson was Executive Vice President and Chief Technical Officer of Orbital from 1991 to 1993.  He was Deputy Administrator of NASA from 1989 to 1991.  From 1986 until 1989, Mr. Thompson was Director of the Marshall Space Flight Center at NASA.  Mr. Thompson was Deputy Director for Technical Operations at Princeton University’s Plasma Physics Laboratory from 1983 through 1986.  Before that, he had a 20-year career with NASA at the Marshall Space Flight Center.

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

Susan Herlick has been Senior Vice President, General Counsel and Corporate Secretary since January 2006 and served as Vice President and Deputy General Counsel from 2003 to 2005.  From 1997 to 2002, she was Vice President and Assistant General Counsel.  She joined Orbital as Assistant General Counsel in 1995.  Prior to that, she was an attorney at the law firm of Hogan & Hartson LLP, now Hogan Lovells US LLP.

* * *

Financial information about our products and services, business segments, domestic and foreign operations and export sales is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements, and is incorporated herein by reference.

Special Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, and forecasts of future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include the words “anticipate,” “forecast,” “expect,” “believe,” “should,” “intend,” “plan,” and words of similar substance.  Such forward-looking statements are subject to risks, trends and uncertainties that could cause the actual results or performance of the company to be materially different from the forward-looking statement.  Uncertainty surrounding factors such as continued government support and funding for key space and defense programs, new product development programs, product performance and market acceptance of products and technologies, government contract procurement and termination risks, and income tax rates may materially impact Orbital’s actual financial and operational results.  We are under no obligation to, and expressly disclaim any obligation or undertaking to update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.

Item 1A.  Risk Factors

Investors should carefully consider, among other factors, the risks listed below.

We derive a significant portion of our revenues from U.S. Government contracts, which are dependent on continued political support and funding and are subject to termination by the U.S. Government at any time.

The majority of our total annual revenues and our firm backlog at December 31, 2010 was derived from U.S. Government contracts.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis and are subject to uncertain future funding levels.  As a result, our direct and indirect contracts with the U.S. Government may be terminated or suspended by the U.S. Government or its prime contractors at any time, with or without cause.  There can be no assurance that U.S. Government contracts will not be terminated or suspended in the future, or that contract suspensions or terminations will not result in unreimbursable expenses or charges that could have a materially adverse effect on our financial condition and results of operations.  Key human space initiatives, missile defense programs, and other space programs must compete with other programs for consideration during the federal budgeting and appropriation process, and support and funding for any U.S. Government program may be influenced by general economic conditions, political considerations and other factors.  A decline in U.S. Government support and funding for programs in which we participate could have a material adverse effect on our financial condition and results of operations.

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

U.S. Government agencies, including the Defense Contract Audit Agency (“DCAA”) and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.  Charging practices relating to labor, research and development, and other costs that may be charged directly or indirectly to U.S. Government contracts are often scrutinized to determine that such costs are allowable under U.S. Government contracts and furthermore that such costs are reasonable.  Any costs determined to be unallowable or unreasonable may not be reimbursed, and such costs already reimbursed may be subject to repayment.  If the amount of such costs were significant, our results of operations and financial condition could be materially adversely affected.  For example, we expect to recover a significant portion of our research and development expenses, including those related to the Taurus II development program, through billings under certain of our government contracts in accordance with applicable regulations, but there can be no guarantee that this will occur.  Our inability to recover a significant portion of such expenses could materially adversely affect our financial condition and results of operations.

The above-mentioned agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, accounting and information systems.  Adverse findings relating to our systems could result in the U.S. Government customer withholding a percentage of payments and also could impact our ability to win new U.S. Government contract awards or option exercises.

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

Termination of our contracts could materially adversely affect our future financial results.

All of our direct and indirect contracts with the U.S. Government or its prime contractors may be terminated or suspended at any time, with or without cause, for the convenience of the government.  U.S. Government contract awards also may be subject to bid protests, which may result in a contract award being rescinded or subject to reprocurement.  In addition, our commercial satellite contracts also give the customer the right to unilaterally terminate the contract.  For these reasons, we cannot assure you that all of our backlog will ultimately be recognized in revenues.  The loss of future revenue, incurrence of unreimbursed costs, or liability to the U.S. Government or our commercial customers in connection with other cancelled or rescinded contracts could have a material adverse effect on our financial results.

We are dependent on a single U.S. Government contract for a large percentage of our revenues and backlog.

Our CRS contract to resupply the International Space Station accounted for approximately 21% of our revenues in 2010, and we expect it to continue to account for a material percentage of our revenues in 2011.  Given the uncertainty surrounding future government spending and the right of U.S. Government customers to terminate our contracts for convenience, there can be no assurance that the current backlog for this contract ultimately will be recognized in revenues.  The cancellation of our CRS contract for any reason, including as a result of reductions in appropriations or the failure to achieve milestones due to technical issues or delays, could have a material adverse effect on our financial condition and results of operations.

We use estimates in accounting for many contracts.  Changes in our estimates could materially adversely affect our future financial results.

Contract accounting requires judgments in assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues.  Due to the nature of many of our contracts, the estimation of total revenues and costs at completion may be complex and is subject to many variables.  For example, assumptions have to be made regarding the labor hours, labor rates and costs of materials and subcontracts.  Incentives, penalties and award fees related to performance on contracts are considered in estimating revenues and profit rates, and are recorded when there is sufficient information for us to assess anticipated realization.

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

We may not receive full payment for our satellites or launch services and we could incur penalties in the event of a failure or malfunction or if our satellites are not delivered or our rockets are not launched on schedule.

Some of our satellite contracts provide for performance-based payments to be made to us after the satellite is in-orbit over periods that may be as long as 15 years.  Additionally, some satellite contracts require us to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  Certain contracts include payment milestones that are contingent upon a successful launch.  While our practice is generally to procure insurance policies that we believe would indemnify us for satellite and launch success incentive fees that are not earned and for performance refund obligations, insurance may not continue to be available on economical terms, if at all.  Further, we may elect not to procure insurance.  In addition, some of our satellite and launch contracts require us to pay penalties in the event that satellites are not delivered, or a launch does not occur, on a timely basis, or to refund cash receipts to the customer if a contract is terminated for default.  Our failure to earn performance incentives, or a requirement that we refund cash to the customer or pay delay penalties, could materially adversely affect our financial condition and results of operations.

Contract cost overruns could materially adversely impact our financial results.

We provide our products and services primarily through cost-reimbursable and fixed-price contracts.  Cost overruns, if significant, could materially adversely impact our financial results:

•
Under cost-reimbursable contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable (based, entirely or in part, on the customer’s evaluation of our performance under the contract).  There is no guarantee as to the amount of fee, if any, that we will be awarded under a cost-reimbursable contract with a variable fee.  In addition, the price on a cost-reimbursable contract is based on allowable costs incurred, but generally is subject to customer funding limitations.  If we incur costs in excess of the amount funded, we may not be able to recover such costs.

•
Under fixed-price contracts, our customers pay us for work performed and products shipped based on an agreed-upon price, without adjustment for any cost overruns.  Therefore, we generally bear all of the financial risk as a result of increased costs on these contracts, although some of this risk may be passed on to subcontractors.  Some of our fixed-price contracts provide for sharing of unexpected cost increases or savings realized within specified limits and may provide for adjustments in price depending on actual contract performance.  We bear the entire risk of cost overruns in excess of the negotiated maximum amount of unexpected costs to be shared.

Our growth strategy depends on major new product development initiatives involving significant technical challenges.

We are incurring substantial expenses relating to the design and development of the Taurus II launch vehicle.  We also are developing the Cygnus advanced maneuvering spacecraft, and considering other product enhancements.  The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends and can require a significant amount of time and expense to complete.  New product development programs often experience schedule delays and cost overruns.  Our inability to successfully complete our new product development initiatives on schedule and within budget, or to obtain market acceptance, could have a material adverse effect on our financial condition and results of operations.

The Mid-Atlantic Regional Spaceport (“MARS”) is designing and constructing a new launch site for the Taurus II launch vehicle at NASA’s Wallops Flight Facility.  MARS’ inability to complete the launch site on schedule could result in delays of Taurus II launches, which could have a material adverse effect on our financial condition and results of operations.

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

If our key suppliers fail to perform as expected, we may experience delays and cost increases, and our financial results may be materially adversely impacted.

We purchase a significant percentage of our subassemblies and instruments from domestic and foreign suppliers.  We also obtain from the U.S. Government parts and equipment used in the production of our products or the provision of our services.  In addition, we rely on sole source suppliers for most rocket motors and engines we use on our launch vehicles.  If our suppliers fail to perform as expected or encounter financial difficulties, we may have difficulty replacing them in a timely or cost effective manner.  As a result, we may experience delays that could result in additional costs, a customer terminating our contract for default, or damage to our customer relationships, causing our financial results to be materially adversely impacted.  In addition, negative publicity from any failure of one of our products as a result of a failure by a key supplier could damage our reputation and prevent us from winning new contracts.

Our international business is subject to risks that may have a material adverse effect on our financial results.

We sell certain of our communications satellites and other products to non-U.S. customers.  We also procure certain key product components from non-U.S. vendors.   International contracts are subject to numerous risks that may have a material adverse effect on our financial results, including:

•	political and economic instability in foreign markets;
•	restrictive trade policies of the U.S. Government and foreign governments;
•	inconsistent product regulation by foreign agencies or governments;
•	the imposition of product tariffs and burdens;
•	the cost of complying with a variety of U.S. and international laws and regulations, including regulations relating to import-export control;
•	the complexity and necessity of using non-U.S. representatives and consultants;
•	the inability to obtain required U.S. or foreign country export licenses; and
•	foreign currency exposure.

We operate in a regulated industry, and our inability to secure or maintain the licenses, clearances or approvals necessary to operate our business could have a material adverse effect on our financial results.

Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. Government and, in certain circumstances, the governments of other countries. Commercial space launches, the reentry of our Cygnus maneuvering spacecraft during the COTS demonstration mission and operation of our L-1011 aircraft require licenses from certain agencies of the DoT, including the Federal Aviation Administration.  Launches of our Taurus II rocket, which will use modified Russian rocket engines, require a Russian government license.  Our classified programs require that certain of our facilities and certain of our employees maintain appropriate security clearances.

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

Many of our competitors are larger and have substantially greater resources than we do. Furthermore, it is possible that other domestic or foreign companies or governments, some with greater experience in the space and defense industry and many with greater financial resources than we possess, could seek to produce products or services that compete with our products or services, including new launch vehicles using new technology which could render our launch vehicles less competitively viable.  Some of our foreign competitors currently benefit from, and others may benefit in the future from, subsidies from or other protective measures by their home countries.

Our financial covenants may restrict our operating activities.

Our credit facility contains certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, make investments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions.  These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions.  In addition, failure to meet any of the financial covenants in our credit facility could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on our financial condition and results of operations.

The loss of our executive officers or a failure to retain other key personnel could materially adversely affect our operations.

The departure of any of our executive officers or a failure to retain other key employees could have a material adverse effect on our operations.  We require experienced and highly skilled engineers and scientists, and personnel with security clearances to perform our contracts and further our business objectives.  The competition and demand for such skilled and experienced employees is great, and there can be no assurance that we will continue to attract and retain key personnel.  Our failure to do so could have a material adverse effect on our operations.

The anticipated benefits of future acquisitions may not be realized.

From time to time we may evaluate potential acquisitions that we believe would enhance our business.  The anticipated benefits of completed business acquisitions may not be fully realized if we are unable to successfully integrate the acquired operations, technologies and personnel into our organization.

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

Certain repurchase rights in our 2.4375% convertible senior subordinated notes could discourage a potential acquirer.

We would be required to make an offer to repurchase our 2.4375% convertible senior subordinated notes upon the occurrence of a “fundamental change” of our company, which includes a change of control in connection with a sale of the company.  This repurchase right on the part of the holders of our notes could discourage a potential acquirer.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease approximately 1.7 million square feet of office, engineering and manufacturing space in various locations in the United States, as summarized in the table below:

Business Unit	Principal Location(s)
Corporate Headquarters	Dulles, Virginia
Launch Vehicles	Chandler, Arizona; Dulles, Virginia; Vandenberg Air Force Base, California
Satellites and Space Systems	Dulles, Virginia; Gilbert, Arizona; Greenbelt, Maryland; Wallops Island, Virginia
Advanced Space Programs	Dulles, Virginia; Gilbert, Arizona

We own a 135,000 square foot state-of-the-art space systems manufacturing facility that primarily houses our satellite manufacturing, assembly and testing activities in Dulles, Virginia.  We acquired a 135,000 square foot satellite manufacturing facility and approximately 112,000 square feet of leased office space as part of our April 2010 spacecraft business acquisition.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 23, 2011, there were 2,321 Orbital common stockholders of record.

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol ORB.  The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

2010	High	Low
4th Quarter	$17.84	$14.50
3rd Quarter	16.52	12.66
2nd Quarter	19.52	14.41
1st Quarter	19.63	15.44

2009	High	Low
4th Quarter	$15.81	$12.38
3rd Quarter	15.70	12.19
2nd Quarter	17.07	11.60
1st Quarter	19.68	11.78

We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future.  Moreover, our credit facility contains covenants limiting our ability to pay cash dividends.  For a discussion of these limitations, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We did not repurchase any of our equity securities during the fourth quarter of 2010.  We did not issue any equity securities on an unregistered basis during 2010.

The following graph compares the yearly cumulative total return on the company’s common stock against the cumulative total return on the S&P 500 Index and the Dow-Jones Aerospace/Defense Index for the five-year period commencing on December 31, 2005 and ending on December 31, 2010.

Date	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
S&P 500 Index	100.000	113.619	117.630	72.359	89.330	100.749
Dow-Jones Aerospace/Defense Index	100.000	123.596	148.694	91.209	110.941	122.665
Orbital Stock $100 Value	100.000	143.614	190.966	152.103	118.847	133.411

Item 6.  Selected Financial Data

Selected Consolidated Financial Data

The selected consolidated financial data presented below for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 are derived from our audited consolidated financial statements.  The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Operating Data:
Revenues	$1,294,577	$1,125,295	$1,168,635	$1,033,940	$765,145
Cost of revenues	1,007,668	890,313	955,754	859,294	615,060
Operating expenses	213,895	182,689	128,599	93,422	85,765
Income from operations	73,014	52,293	84,282	81,224	64,320
Investment gains and losses, net	—	(2,162)	(17,800)	—	—
Interest income and other	1,848	7,130	6,982	12,976	13,405
Interest expense	(9,778)	(9,039)	(8,770)	(8,810)	(12,245)
Debt extinguishment expense	—	—	—	—	(10,388)
Income from continuing operations before taxes	65,084	48,222	64,694	85,390	55,092
Income tax provision	(17,615)	(11,615)	(22,078)	(34,262)	(22,528)
Income from continuing operations	47,469	36,607	42,616	51,128	32,564
Income from discontinued operations, net of taxes	—	—	15,918	3,075	2,511
Net income	$47,469	$36,607	$58,534	$54,203	$35,075
Basic income per share:
Income from continuing operations	$0.81	$0.64	$0.71	$0.85	$0.55
Income from discontinued operations	—	—	0.27	0.05	0.04
Net income	0.81	0.64	0.98	0.90	0.59
Diluted income per share:
Income from continuing operations	$0.81	$0.63	$0.70	$0.83	$0.51
Income from discontinued operations	—	—	0.26	0.05	0.04
Net income	0.81	0.63	0.96	0.88	0.55
Basic weighted-average shares outstanding	57,683	56,787	58,569	59,164	58,118
Diluted weighted-average shares outstanding	58,335	57,496	59,725	60,526	62,367
Cash Flow Data:
Cash flow from operating activities	$(479)	$102,783	$108,823	$100,406	$100,494
Cash flow from investing activities	(134,452)	(44,105)	17,253	(46,995)	(20,077)
Cash flow from financing activities	14,360	(13,999)	(33,591)	(17,340)	(39,515)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$252,415	$372,986	$328,307	$235,822	$205,735
Net working capital	316,617	364,429	349,454	281,043	245,037
Total assets	1,062,536	929,481	853,895	762,352	716,291
Long-term obligations, net	125,535	120,274	115,372	110,806	106,553
Stockholders’ equity	568,617	502,460	473,106	440,070	405,056

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

Overview

Introduction

Orbital Sciences Corporation develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.  Our primary products and services include the following:

•
Launch Vehicles - Rockets that are used as small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•
Satellites and Space Systems - Small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions and demonstrate new space technologies.

•
Advanced Space Programs - Human-rated space systems for Earth-orbit and deep-space exploration, and small- and medium-class satellites primarily used for national security space programs and to demonstrate new space technologies.

Our general strategy is to develop and expand a core integrated business of space and launch system technologies and products, focusing on the design and manufacture of affordable rockets, satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors.  Another part of our strategy is to seek customer contracts that will fund new product development and enhancements to our existing launch vehicle and space systems product lines.  As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small- and medium-class rockets and space systems, we believe we are well positioned to capitalize on the demand for more affordable space-technology systems in commercial satellite communications, space-based military and intelligence operations and military defense programs, and to take advantage of government-sponsored initiatives for human space exploration, space-based scientific research and interplanetary exploration.

In April 2010, we acquired the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation, for $55 million, as further discussed in Note 2 to our consolidated financial statements in this Form 10-K.  We expect the acquisition to further strengthen our competitive position in defense and intelligence, civil government and commercial satellite markets.

Business and Industry Considerations

U.S. Government Business - During 2010, 2009 and 2008, approximately 74%, 78% and 73%, respectively, of our consolidated revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with other U.S. Government contractors.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.  As a result, our financial results in any period could be impacted substantially by trends in U.S. Government spending, shifting priorities in DoD, NASA and other agency budgets, the types of contracts and payment terms mandated by the U.S. Government and changes in the Executive Branch and Congress.  These factors, which are largely beyond our control, could have a significant impact on our business.

A major focus of the Obama Administration’s civil space strategy is to provide funding intended to stimulate the development of advanced technologies, including human spaceflight and exploration programs, as well as to promote Earth and space science investigations.  The Administration also appears to remain committed to supporting the development of commercial systems that will provide transportation services to the ISS, with a preliminary focus on cargo transportation but also investment in developing commercial human transport services.  Our CRS contract with NASA to perform cargo transportation missions to the ISS was our largest contract in 2010, accounting for approximately 21% of our 2010 revenues, and we expect it to continue to account for a material percentage of our revenues in 2011.

Prior to the CRS contract, our largest U.S. Government contract had been a major subcontract on MDA’s GMD program to manufacture interceptor boosters designed to defend against ballistic missile attacks.  The contract is winding down, and while we are well-positioned for the follow-on contract that we expect will be awarded in 2011, the anticipated contract value will be substantially less than the current program.  While the current proposed federal defense budget continues to provide substantial funding for MDA and other agencies within DoD, the proposed defense budget demonstrates a continuing priority shift away from long-range threats toward missile systems with short- and medium-range capability.  DoD is in the process of defining mission requirements and program budgets to reflect this change.  We believe the capabilities of our target launch vehicle product lines could meet the requirements of a variety of national missile defense systems.

The requirements, magnitude and timing of new procurements and funding for existing programs, however, remain uncertain, particularly after the change in control of the House of Representatives following the mid-term Congressional elections in 2010.  The federal budget for fiscal year 2011 has not yet been enacted and the current Congressional continuing resolution provides funding for existing federal programs at current or reduced levels.  While some programs have not been affected by the lack of agreement on a budget, a number of proposed missile and civil and national security satellite programs have had funding delayed until the fiscal year 2011 budget is completed.

Despite our generally favorable outlook with respect to our U.S. Government business, future U.S. Government funding for space exploration, science and defense may be negatively affected by federal budgetary constraints beyond our control and the redeployment of federal funds for various economic and other initiatives.  Conversely, the reduced levels of available funding may also prompt the U.S. Government to pursue missions that can be performed by the types of small- and medium-class, less-expensive space systems that Orbital has developed.

Commercial Satellites Business - Our largest commercial business is the design and manufacture of small-class GEO communications satellites.  Communications satellites accounted for 26%, 22% and 27% of our consolidated revenues in 2010, 2009 and 2008, respectively.

The commercial communications satellite market is driven by economic conditions that may affect satellite operators directly as well as their satellite replacement requirements.  The majority of GEO communications satellites are medium-class and large-class satellites.  In 2010, the total number of commercial satellite orders decreased from the total number of orders in 2009, which had reflected a record high since 2000.  We believe that the number of annual GEO satellite orders will remain constant or decline as commercial operators make progress in replacing aging fleets of communications satellites and as the worldwide demand for satellite-based communications services expands at slower rates.

Taurus II and COTS Research and Development Programs - Since 2007, we have been engaged in major product development efforts.  We are developing the Taurus II medium-capacity rocket that will substantially increase the payload capacity of our space launch vehicles.  In 2008, we entered into an agreement with NASA to design, build and demonstrate a new space transportation system under the COTS research and development program that has the capability to deliver cargo and other supplies to the ISS.  Our research and development expenses in 2010 totaled $122 million, of which $116 million related to the Taurus II and COTS programs.  We believe that while we will continue to incur significant research and development expenses on the Taurus II and COTS programs in 2011, the amounts are expected to be less than we incurred in 2010.  We plan to use the Taurus II launch vehicle and the Cygnus advanced maneuvering spacecraft that we are developing for the COTS demonstration mission in the performance of our CRS contract with NASA.

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

Revenue Recognition - Our revenues are derived primarily from long-term contracts.  Revenues on long-term contracts are recognized using the percentage-of-completion method of accounting.  Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding our future operations as well as general economic conditions.  In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be adversely affected to the extent that estimated cost to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded.  Accordingly, our recorded revenues and operating profits from period to period can fluctuate significantly.  In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expense, is recorded in the period in which the loss is first estimated.

Many of our contracts include provisions for increased or decreased revenue and profit based on performance in relation to established targets or customer evaluations.  Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria.  If performance under such contracts were to differ from previous assumptions, current period revenues and profits would be adjusted and could fluctuate significantly.

As of December 31, 2010 and 2009, unbilled receivables included approximately $15 million and $17 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of December 31, 2010, we could be required to refund up to approximately $20 million to customers if certain completed satellites were to fail to satisfy performance criteria.  We generally procure insurance policies that we believe would indemnify us for satellite incentive fees that are not earned and for potential performance refund obligations.

Research and Development - Expenditures for company-sponsored research and development projects are expensed as incurred.  Research and development projects performed under contracts for customers are recorded as contract costs.  In 2008, we entered into the COTS agreement with NASA to design, build and demonstrate a new space transportation system for delivering cargo and supplies to the ISS.  The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS program research and development expenses, including associated general and administrative expenses.

Income Taxes - We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized.  Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

Consolidated Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

Revenues - Our consolidated revenues were $1,294.6 million in 2010, an increase of $169.3 million, or 15%, compared to 2009 due to higher revenues in our satellites and space systems and advanced space programs segments, offset by slightly lower revenues in our launch vehicles segment.  Satellites and space systems segment revenues increased $144.8 million, or 41%, in 2010 due to increased activity on communications satellite contracts, science and remote sensing satellite contracts, including contracts acquired in our April 2010 spacecraft business acquisition (“2010 acquisition”), and technical services contracts.  Advanced space programs segment revenues increased $78.8 million, or 23%, in 2010 primarily due to increased activity on the CRS contract and national security satellite contracts, including contracts acquired in our 2010 acquisition, partially offset by a decrease in activity on the Orion contract due to the termination of that contract for convenience by the customer in the second quarter of 2010.  Launch vehicles segment revenues decreased $5.7 million, or 1%, in 2010 primarily due to decreased activity on missile defense interceptor and target launch vehicle contracts, partially offset by an increase in space launch vehicle revenues primarily attributable to a substantial increase in Taurus II launch vehicle revenues.

Eliminations of intersegment revenues increased to $60.6 million in 2010 as compared to $11.9 million in 2009.  Intersegment revenues included $51.8 million and $8.0 million in 2010 and 2009, respectively, pertaining to Taurus II launch vehicle production work in our launch vehicles segment for the COTS program that is being conducted in our advanced space programs segment.

The CRS contract was our largest contract in 2010.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $277.7 million in 2010, an increase of $174.4 million, or 169%, compared to 2009, attributable to increased activity.

Our 2010 acquisition contributed $69.8 million of revenues in 2010, a portion of which is reported in our satellites and space systems segment and the remainder of which is reported in our advanced space programs segment.

Our consolidated revenues were $1,125.3 million in 2009, a decrease of $43.3 million, or 4%, compared to 2008 due to lower revenues in our satellites and space systems and launch vehicles segments, partially offset by higher revenues in our advanced space programs segment.  Satellites and space systems segment revenues declined $70.0 million, or 17%, primarily due to decreased activity on communications satellite contracts as a result of the substantial completion of certain satellites.  Launch vehicles segment revenues declined $14.1 million, or 3%, primarily as a result of the termination of the KEI contract by MDA in the second quarter of 2009 and decreased activity on the GMD missile defense contract.   Advanced space programs segment revenues increased $46.7 million, or 16%, due to increased activity on the CRS contract and national security satellite contracts, partially offset by a reduction in activity on the Orion contract.

Cost of Revenues - Our cost of revenues was $1,007.7 million in 2010, an increase of $117.3 million, or 13%, compared to 2009.  Cost of revenues includes the cost of personnel, materials, subcontractors and overhead.  The increase in cost of revenues was principally due to the increased level of contract activity that was generally consistent with the 15% consolidated revenue increase discussed above.  Cost of revenues in the satellites and space systems segment increased $134.5 million, or 47%, in 2010 compared to 2009.  Cost of revenues in the advanced space programs segment increased $39.3 million, or 14%, in 2010.  Cost of revenues in the launch vehicles segment decreased $7.8 million, or 2%, in 2010.  Eliminations of intersegment cost of revenues increased $48.7 million in 2010 attributable to the increase in intersegment revenues discussed above.

Our cost of revenues was $890.3 million in 2009, a decrease of $65.4 million, or 7%, compared to 2008.  The decrease in cost of revenues was principally due to the decreased level of contract activity that was consistent with the revenue decreases in 2009 compared to 2008 in our satellites and space systems and launch vehicles segments, offset partially by increased activity in our advanced space programs segment.  Cost of revenues in the satellites and space systems segment decreased $62.2 million, or 18%, in 2009 compared to 2008.  Cost of revenues in the launch vehicles segment decreased $19.3 million, or 5%, in 2009.  Cost of revenues in the advanced space programs segment increased $22.0 million, or 9%, in 2009.

Research and Development Expenses - Our research and development expenses totaled $122.3 million, or 9% of revenues, in 2010, a $12.5 million increase compared to $109.8 million, or 10% of revenues, in 2009.  Our research and development expenses in 2008 were $51.4 million, or 4% of revenues.  The majority of our research and development expenses in 2008 through 2010 were attributable to the COTS program and our Taurus II launch vehicle development program.

The COTS program is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS program research and development expenses, including associated general and administrative expenses.  Under the COTS agreement, as amended, as of December 31, 2010, NASA has agreed to pay us $190 million in cash milestone payments, partially funding our program costs which are currently estimated to be approximately $324 million.  We expect to complete this program in the fourth quarter of 2011.  As of December 31, 2010, deferred revenue and customer advances on our balance sheet included $25.2 million of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  The following table summarizes the COTS program costs incurred and amounts funded by NASA recorded in research and development expenses (in millions):

	2010	2009	2008	Inception To Date
Research and development costs incurred (1)	$136.5	$96.6	$26.0	$259.1
Less amounts funded by NASA	(69.1)	(60.6)	(22.6)	(152.3)
Net research and development expenses	$67.4	$36.0	$3.4	$106.8
______________________
 (1) Includes associated general and administrative expenses.

Research and development expenses attributable to our Taurus II launch vehicle development program were $48.3 million, $66.5 million and $37.7 million in 2010, 2009 and 2008, respectively.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Taurus II development program are allowable, although the U.S. Government has not yet made a final determination.  During 2010, 2009 and 2008, we incurred $43.2 million, $41.3 million and $29.2 million, respectively, of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

In 2010, 2009 and 2008, we established self-imposed ceilings on the amount of research and development expenses that we would recover under our U.S. Government contracts.  Although we believe that such expenses would otherwise be allowable and recoverable under government contracting regulations and accounting practices, in 2010, 2009 and 2008, we incurred $5.1 million, $25.1 million and $8.5 million, respectively, of research and development costs in excess of our self-imposed ceiling for which we did not seek recovery under our U.S. Government contracts.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $91.6 million, $72.9 million and $77.2 million in 2010, 2009 and 2008, respectively, or 7%

of revenues in each year.  Selling, general and administrative expenses include the cost of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.

Selling, general and administrative expenses increased $18.7 million, or 26%, in 2010 compared to 2009 primarily due to increased bid and proposal costs in connection with the pursuit of certain contracts in our advanced space programs and launch vehicles segments.  In addition, 2010 selling, general and administrative expenses included $1.6 million of acquisition costs incurred in connection with our 2010 acquisition.

Selling, general and administrative expenses decreased $4.3 million, or 6%, in 2009 compared to 2008 primarily due to an increase in NASA funding recognized as an offset to general and administrative expenses that were allocated to the COTS research and development program discussed above, partially offset by legal fees in 2009 in connection with bid protest activities and higher bid, proposal and marketing expenses primarily relating to certain target launch vehicle procurements.

Operating Income - Our consolidated operating income was $73.0 million in 2010, an increase of $20.7 million, or 40%, compared to 2009 due to higher operating income in all three of our segments.  Advanced space programs segment operating income increased $10.2 million, or 95%, primarily due to increased activity on national security satellite contracts, including contracts acquired in our 2010 acquisition, and increased activity on the CRS contract,  partially offset by a decrease in activity on the Orion contract due to the termination of that contract.  In addition, the increase in advanced space programs segment operating income was due in part to cost increases in 2009 on certain national security satellite contracts that did not recur in 2010.  Launch vehicles segment operating income increased $7.0 million, or 50%, primarily due to a decrease in unrecovered Taurus II research and development expenses and an increase in Taurus II launch vehicle operating income attributable to activity on the CRS contract, partially offset by decreased activity on missile defense interceptor launch vehicle contracts and certain space launch vehicle contracts.  Satellites and space systems segment operating income increased $6.4 million, or 24%, primarily due to increased activity on science and remote sensing satellite contracts, including contracts acquired in our 2010 acquisition, partially offset by a decrease in communications satellite operating income related to the Galaxy 15 satellite anomaly.  The Galaxy 15 satellite had been disabled by an in-orbit anomaly in April 2010 but was ultimately recovered in late 2010 and recertified in January 2011.  Corporate and other operating loss of $2.9 million in 2010 included unallocated corporate-level costs and $1.6 million of business acquisition costs.

Total operating income from the CRS contract was $13.7 million in 2010, an increase of $8.5 million, or 163%, attributable to increased activity.  The 2010 acquisition contributed $7.3 million of operating income in 2010.

Operating income was $52.3 million in 2009, a decrease of $32.0 million, or 38%, compared to 2008 due to lower operating income in all three of our business segments.  Satellites and space systems segment operating income declined $4.8 million, or 15%, primarily due to decreased activity on communications satellite contracts as a result of the substantial completion of certain satellites and our receipt of a $1.1 million incentive on a completed technology satellite contract in 2008.  Launch vehicles segment operating income declined $19.4 million, or 58%, primarily due to a $16.6 million increase in unrecovered Taurus II launch vehicle research and development expenses.  Advanced space programs segment operating income decreased $8.3 million, or 43%, despite segment revenue growth, primarily due to a reduction in Orion contract activity and cost increases on certain national security satellite contracts in 2009.

Investment Gains and Losses, Net - We recorded net investment losses of $0, $2.2 million and $17.8 million in 2010, 2009 and 2008, respectively.  Specifically, we recorded a $0.9 million gain on the sale of an auction-rate debt security in 2010 and a $1.1 million gain on the sale of an investment in 2009.  We also recorded other-than-temporary impairment charges of $0.9 million, $3.3 million and $17.8 million in 2010, 2009 and 2008, respectively, to record the reduction in value of our investments in certain securities as discussed in more detail in Note 7 to the consolidated financial statements in this Form 10-K.

Interest Income and Other - Interest income and other was $1.8 million, $7.1 million and $7.0 million in 2010, 2009 and 2008, respectively.  In 2010, 2009 and 2008, we earned interest income of $1.2 million, $1.7 million and $6.5 million, respectively, on short-term invested cash balances.  The decreases in interest income were attributable to lower interest rates on our short-term cash investments.  Interest income and other in 2009 included the recognition of $5.3 million of insurance proceeds received in connection with a Taurus launch failure that occurred in February 2009.

Interest Expense - Interest expense was $9.8 million, $9.0 million and $8.8 million in 2010, 2009 and 2008, respectively.  These amounts are attributable to our long-term convertible debt.

Income Tax Provision - Our income tax provision was $17.6 million, $11.6 million and $22.1 million in 2010, 2009 and 2008, respectively.  The effective tax rate for 2010, 2009 and 2008 was 27%, 24% and 34%, respectively.  Our income tax provision reflects the effect of federal research and development tax credits which reduced our effective income tax rates by 114, 171 and 7 basis points in 2010, 2009 and 2008, respectively.  The effective tax rate in 2008 also reflects the reversal of a $3.1 million reserve related to the settlement of an IRS audit.

We have utilized net operating loss carryforwards that substantially offset taxable income in 2008 through 2010.  As a result, our cash payments for income taxes, which primarily relate to alternative minimum taxes, were approximately equal to 4%, 3% and 5% of pretax income in 2010, 2009 and 2008, respectively.

Income from Discontinued Operations, Net of Taxes - We sold our Transportation Management Systems (“TMS”) business unit in June 2008 and recognized a $24.1 million pre-tax gain, or $14.8 million after-tax.  The after-tax income from TMS operations was $1.1 million in 2008.

Net Income - Net income was $47.5 million, $36.6 million and $58.5 million, or $0.81, $0.63 and $0.96 diluted earnings per share, in 2010, 2009 and 2008, respectively.  Net income in 2008 included $15.9 million of income from discontinued operations, net of taxes, or $0.26 per diluted share.

Segment Results

Our products and services are grouped into three reportable segments:  launch vehicles, satellites and space systems and advanced space programs.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 3 to the consolidated financial statements in this Form 10-K.

Launch Vehicles

Launch vehicles segment operating results were as follows (in thousands, except percentages):

	2010	2009	% Change		2009	2008	% Change
Revenues	$434,511	$440,172	(1%	)	$440,172	$454,278	(3%	)
Operating income	21,188	14,166	50%		14,166	33,603	(58%	)
Operating margin	4.9%	3.2%			3.2%	7.4%

Segment Revenues - Launch vehicles segment revenues decreased $5.7 million, or 1%, in 2010 compared to 2009 primarily due to decreased activity on missile defense interceptor and target launch vehicle contracts, partially offset by an increase in activity on space launch vehicle contracts.  Interceptor launch vehicle revenues decreased $101.0 million, or 47%, due primarily to decreased activity on our GMD contract in 2010 and lower KEI contract revenues as a result of the termination of the KEI contract in the second quarter of 2009.  Interceptor launch vehicle contracts accounted for 26% and 49% of total launch vehicles segment revenues in 2010 and 2009, respectively.  Space launch vehicle revenues increased $122.0 million, or 116%, primarily due to a $132.6 million increase in activity on Taurus II launch vehicle contracts, partially offset by a $10.6 million net reduction in revenues on certain other space launch vehicle contracts.  Taurus II launch vehicle revenues were $148.8 million and $16.2 million in 2010 and 2009, respectively, which included $97.0 million and $8.2 million, respectively, related to the CRS contract and $51.8 million and $8.0 million, respectively, related to the COTS program.  Taurus II launch vehicle revenues accounted for 35% and 4% of total launch vehicles segment revenues in 2010 and 2009, respectively.  Target launch vehicle revenues decreased $31.0 million, or 27%, primarily due to a decline in activity on certain contracts.

Launch vehicles segment revenues decreased $14.1 million, or 3%, in 2009 compared to 2008 primarily due to decreased activity on missile defense interceptor launch vehicle and target launch vehicle contracts, partially offset by an increase in activity on certain space launch vehicle contracts.  Interceptor launch vehicle revenues decreased $26.1 million, or 11%, reflecting the termination of the KEI contract and decreased activity on the GMD contract in 2009.  Interceptor launch vehicle contracts accounted for 49% and 52% of total launch vehicles segment revenues in 2009 and 2008, respectively.  Target launch vehicle revenues decreased $5.3 million primarily due to a decline in activity on certain contracts.  Space launch vehicle revenues increased $17.2 million primarily due to increased activity on Minotaur space launch vehicles and Taurus II launch vehicles for the CRS contract and the COTS program, partially offset by lower Pegasus and Taurus space launch vehicle revenues.

Segment Operating Income - Operating income in the launch vehicles segment increased $7.0 million, or 50%, in 2010 compared to 2009 primarily due to a $20.0 million decrease in unrecovered Taurus II research and development expenses and a $4.3 million increase in Taurus II launch vehicle operating income attributable to activity on the CRS contract, partially offset by a decrease in operating income of $15.9 million, or 57%, attributable to decreased activity on missile defense interceptor contracts and a $4.1 million net reduction in operating income on certain other space launch vehicle contracts attributable to lower revenues and certain contract cost increases in 2010.  Segment operating income was reduced by $5.1 million and $25.1 million in 2010 and 2009, respectively, due to unrecovered research and development expenses that exceeded our self-imposed ceiling on such costs.  Operating income from interceptor launch vehicle contracts was $12.1 million and $27.9 million in 2010 and 2009, respectively.  Operating income from Taurus II launch vehicle production work for the CRS contract was $4.7 million and $0.4 million in 2010 and 2009, respectively.  This segment does not recognize any profit pertaining to its Taurus II production work for the COTS program that is being conducted in our advanced space programs segment.  Despite the $31.0 million revenue decrease in target launch vehicle contracts in 2010, operating income from such contracts increased $0.8 million largely due to favorable profit adjustments on certain target launch vehicle contracts.  In addition, there was a net improvement of $1.9 million in 2010 operating income in this segment largely attributable to certain other favorable cost adjustments.

Operating income in the launch vehicles segment decreased $19.4 million, or 58%, in 2009 compared to 2008 primarily due to a $16.6 million increase in unrecovered Taurus II research and development expenses in 2009, a $4.6 million net reduction in Pegasus, Taurus and missile defense interceptor launch vehicle operating income in 2009 and a $4.0 million favorable profit adjustment recorded in 2008 in connection with the closure of a U.S. Government investigation.  These factors were partially offset by the impact of a 2008 unfavorable profit adjustment of $5.6 million related to a Taurus launch failure.  In 2009 and 2008, segment operating income was reduced by $25.1 million and $8.5 million, respectively, of unrecovered research and development expenses that exceeded our self-imposed ceiling on such costs.  Operating income from interceptor launch vehicle contracts was $27.9 million and $28.6 million in 2009 and 2008, respectively.

Launch vehicles segment operating margins (as a percentage of revenues) were 4.9%, 3.2% and 7.4% in 2010, 2009 and 2008, respectively.  The increase in operating margin in 2010 as compared to 2009 was primarily due to the reduction in unrecovered research and development expenses discussed above.  The decrease in 2009 segment operating margin as compared to 2008 was primarily due to the increase in unrecovered research and development expenses.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows (in thousands, except percentages):

	2010	2009	% Change	2009	2008	% Change
Revenues	$497,015	$352,252	41%	$352,252	$422,274	(17%	)
Operating income	33,775	27,329	24%	27,329	32,166	(15%	)
Operating margin	6.8%	7.8%		7.8%	7.6%

Segment Revenues - Satellites and space systems segment revenues increased $144.8 million, or 41%, in 2010 compared to 2009 primarily due to an increase in communications satellite revenues of $81.6 million, or 33%, principally attributable to activity on new communications satellite contracts awarded in the fourth quarter of 2009.  Communications satellite contract revenues accounted for 67% and 71% of total segment revenues in 2010 and 2009, respectively.  The 2010 acquisition also contributed $48.6 million of science and remote sensing satellite contract revenues to this segment in 2010.  Revenues from other science and remote sensing satellite contracts, technical services contracts and intersegment revenues increased $14.6 million, primarily due to production work on recently awarded contracts.

Satellites and space systems segment revenues decreased $70.0 million, or 17%, in 2009 compared to 2008 primarily due to a decrease in communications satellite revenues of $65.5 million, or 21%, principally attributable to decreased activity on communications satellite contracts as a result of the substantial completion of certain satellites.  Communications satellite contract revenues accounted for 71% and 75% of total segment revenues in 2009 and 2008, respectively.

Segment Operating Income - Operating income in the satellites and space systems segment increased $6.4 million, or 24%, in 2010 compared to 2009 primarily due to a $7.5 million increase in science and remote sensing satellite operating income, including $5.7 million of operating income generated by contracts acquired in our 2010 acquisition.  Communications satellite operating income decreased $1.2 million, or 6%, in 2010 compared to 2009 primarily due to an approximately $5.0 million reduction in operating income related to the Galaxy 15 satellite anomaly and net favorable adjustments in 2009 pertaining to certain communications satellite contracts, partially offset by operating income attributable to activity on new communications satellite contracts awarded in the fourth quarter of 2009.  The Galaxy 15 satellite had been disabled by an in-orbit anomaly in April 2010 but was ultimately recovered in late 2010 and recertified in January 2011.  Communications satellite operating income accounted for 56% and 73% of total segment operating income in 2010 and 2009, respectively.

Operating income in the satellites and space systems segment decreased $4.8 million, or 15%, in 2009 compared to 2008 primarily due to a decrease in activity on certain communications satellite contracts, partially offset by favorable adjustments in 2009 on certain communications satellite contracts and due to a favorable $1.1 million adjustment in 2008 pertaining to the settlement of a remote sensing satellite contract dispute.  Communications satellite operating income accounted for 73% and 70% of total segment operating income in 2009 and 2008, respectively.

Satellites and space systems segment operating margins (as a percentage of revenues) were 6.8%, 7.8% and 7.6% in 2010, 2009 and 2008, respectively.  The decrease in operating margin in 2010 as compared to 2009 was primarily due to the effect of the Galaxy 15 anomaly resolution costs discussed above and net favorable adjustments in 2009 pertaining to certain satellite contracts.  The increase in operating margin in 2009 as compared to 2008 was primarily due to net favorable adjustments in 2009 pertaining to certain communications satellite contracts, largely offset by lower profit margins on certain other communications satellite contracts and the impact of the $1.1 million 2008 adjustment mentioned above.

Advanced Space Programs

Advanced space programs segment operating results were as follows (in thousands, except percentages):

	2010	2009	% Change	2009	2008	% Change
Revenues	$423,614	$344,787	23%	$344,787	$298,050	16%
Operating income	20,999	10,798	94%	10,798	19,068	(43%	)
Operating margin	5.0%	3.1%		3.1%	6.4%

Segment Revenues - Advanced space programs segment revenues increased $78.8 million, or 23%, in 2010 compared to 2009 primarily due to an increase in revenues on the CRS contract of $85.6 million, or 90%, attributable to increased activity.  National security satellite contract revenues increased $55.5 million, or 40%, driven primarily by activity on recently awarded contracts, in addition to $21.2 million of revenues attributable to contracts acquired in our 2010 acquisition.  Revenues from the Orion contract decreased $62.6 million, or 57%, due to the termination of the contract for convenience by the customer in the second quarter of 2010.  In 2010, national security satellite contracts, the CRS contract and the Orion contract accounted for 46%, 43% and 11%, respectively, of total segment revenues, compared to 40%, 28% and 32%, respectively, of total segment revenues in 2009.

Advanced space programs segment revenues increased $46.7 million, or 16%, in 2009 compared to 2008 primarily due to $95.0 million of revenues recognized on the CRS contract that began in 2009 and an increase in national security satellite contract revenues of $47.7 million, or 52%, related to activity on new contracts.  These increases were partially offset by a reduction in revenues on the Orion contract of $96.9 million, or 47%, due to a substantial reduction in contract activity.  In 2009, national security satellite contracts, the CRS contract and the Orion contract accounted for 40%, 28% and 32%, respectively, of total segment revenues.  In 2008, national security satellite contracts and the Orion contract accounted for 31% and 69%, respectively, of total segment revenues.

Segment Operating Income - Operating income in the advanced space programs segment increased $10.2 million, or 95%, in 2010 compared to 2009 primarily due to increased activity on the CRS contract and national security satellite contracts, and due to cost increases in 2009 on certain national security satellite contracts that did not recur in 2010.  CRS contract operating income increased $4.2 million and operating income from national security satellite contracts increased $12.9 million, which included $1.6 million of operating income attributable to those contracts acquired in our 2010 acquisition.  Operating income from the Orion contract decreased $9.4 million due to the termination of the contract.  In addition, 2009 operating income included legal fees of approximately $1 million incurred in connection with bid protest activities.

Operating income in the advanced space programs segment decreased $8.3 million, or 43%, in 2009 compared to 2008 despite segment revenue growth primarily due to a reduction in Orion contract activity, substantial cost increases on certain national security satellite contracts in 2009 and legal fees of approximately $1 million incurred in 2009 in connection with bid protest activities.  These factors more than offset the operating profit growth in 2009 attributable to the CRS contract.

Advanced space programs segment operating margins (as a percentage of revenues) were 5.0%, 3.1% and 6.4% in 2010, 2009 and 2008, respectively.  The increase in operating margin in 2010 as compared to 2009 was primarily due to margin improvement on national security satellite contracts largely due to the absence in 2010 of cost increases on certain contracts that occurred in 2009.  The decrease in operating margin in 2009 as compared to 2008 was primarily due to the 2009 cost increases on national security satellite contracts and legal fees mentioned above.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $60.6 million and $11.9 million in 2010 and 2009, respectively.  The increase in intersegment revenue eliminations is due to Taurus II production work performed in the launch vehicles segment for the COTS research and development program that is being conducted in the advanced space programs segment.  Taurus II revenues for the COTS program which were reported as intersegment revenues in our launch vehicles segment totaled $51.8 million and $8.0 million in 2010 and 2009, respectively.

Corporate and other operating loss in 2010 is comprised of unallocated corporate-level costs and includes $1.6 million of transaction expenses incurred in connection with our 2010 acquisition.  Corporate and other operating losses in 2008 were comprised solely of corporate general and administrative expenses allocated to the TMS business unit that was sold in 2008.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow used in operating activities in 2010 was $0.5 million, as compared to cash flow provided by operating activities of $102.8 million in 2009.  The decrease in operating cash flows resulted from a decrease in the net effect of changes in working capital and certain other assets and liabilities, partially offset by the effect of increased net income in 2010.  During 2010, changes in working capital and certain other assets and liabilities used $100.8 million of cash, compared to providing $23.4 million of cash in 2009.  In 2010, receivables increased by

$117.1 million, after giving effect to the 2010 acquisition, primarily due to an increase in unbilled receivables pertaining to the CRS contract.  Under the terms of the CRS contract, a substantial percentage of the customer cash receipts are billable and collectible only upon the successful launch of each vehicle, the first of which is scheduled to occur in 2012.  Inventories increased by $17.6 million in 2010 primarily due to expenditures for materials for the CRS contract.  Deferred revenues and customer advances decreased $14.9 million primarily due to recognition of contract performance on the COTS and CRS programs offsetting cash proceeds previously received.  These cash flow uses in 2010 were offset by a $53.8 million source of cash from the increase in accounts payable and accrued expenses, after giving effect to the 2010 acquisition.

Cash flow from operating activities in 2009 was $102.8 million, as compared to $108.8 million in 2008.  The decrease in cash flow from operating activities resulted from the effect of lower operating income in 2009 partially offset by an increase in the net effect of changes in working capital and certain other assets and liabilities.  During 2009, changes in working capital and certain other assets and liabilities were a net source of cash of $23.4 million, compared to a net source of cash of $2.9 million in 2008.  In 2009, deferred revenues and customer advances increased $47.0 million primarily due to cash proceeds received in advance of contract performance, primarily on the COTS and CRS programs.

Cash Flow from Investing Activities

Cash used in investing activities in 2010 was $134.5 million, as compared to $44.1 million in 2009.  We spent $83.7 million for capital expenditures in 2010, as compared to $45.3 million in 2009.  The increase in capital expenditures was primarily due to the acquisition of equipment to support our Taurus II, COTS and CRS programs.  In 2010, we paid $55 million to acquire a spacecraft business further discussed in Note 2 to the consolidated financial statements included in this Form 10-K.  Also in 2010, we sold an auction-rate debt security for $4.3 million, and we sold an investment for $1.1 million in 2009.

Cash used in investing activities in 2009 was $44.1 million, as compared to $17.3 million of cash provided by investing activities in 2008.  In 2009, we spent $45.3 million for capital expenditures, as compared to $26.6 million in 2008.  The increase in capital expenditures was primarily related to the acquisition of equipment to support our Taurus II, COTS and CRS programs.  In 2008, we received net proceeds of $41.6 million from the sale of our TMS business unit.

Cash Flow from Financing Activities

Cash provided by financing activities in 2010 was $14.4 million and cash used in financing activities was $14.0 million and $33.6 million in 2009 and 2008, respectively.  During 2010, 2009 and 2008, we issued 1.4 million, 0.6 million and 1.3 million shares of common stock and received $12.1 million, $2.5 million and $11.3 million, respectively, in connection with stock option exercises and employee stock plan purchases.  During 2009 and 2008, we repurchased and retired 1.2 million and 2.5 million shares of our common stock at a cost of $16.7 million and $49.5 million, respectively.  We did not repurchase any of our common stock in 2010.

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

Credit Facility - We have a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At our election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of our assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of December 31, 2010, there were no borrowings under the Credit Facility, although $18.3 million of letters of credit were issued under the Credit Facility.  Accordingly, as of December 31, 2010, $81.7 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of December 31, 2010, we were in compliance with all of these covenants.

Available Cash and Future Funding

At December 31, 2010, we had $252.4 million of unrestricted cash and cash equivalents.  Management currently believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  However, there can be no assurance that this will be the case.  We believe that we will continue to incur significant costs in 2011 related to the Taurus II and COTS research and development programs.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.

If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

As discussed in Note 7 to the consolidated financial statements in this Form 10-K, we currently hold investments in auction-rate securities and preferred stock that have experienced a decline in fair value.  Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate these investments in the foreseeable future.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

In April 2010, our Board of Directors authorized a plan for the purchase of up to $50 million of outstanding common stock over a 12-month period commencing April 23, 2010.  This replaced a 12-month stock repurchase program that expired on March 6, 2010.  We did not repurchase any shares under either program during 2010.

Aggregate Contractual Obligations

The following summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt (1)	$143.8	$—	$—	$—	$143.8
Interest on long-term debt(1)	56.2	3.5	7.0	7.0	38.7
Operating leases (2)	120.9	20.3	37.8	31.7	31.1
Purchase obligations (3)	592.8	178.7	310.8	99.7	3.6
Total	$913.7	$202.5	$355.6	$138.4	$217.2
____________

(1)
Holders of our convertible notes may require us to repurchase the convertible notes, in whole or in part, on January 15, 2014, January 15, 2017 or January 15, 2022, or if a “fundamental change” (as defined in the indenture governing the notes) occurs.

(2)	Our obligations under operating leases consist of minimum rental commitments under non-cancelable operating leases primarily for office space and equipment.
(3)	Purchase obligations consist of open purchase orders that we issued to acquire materials, parts or services in future periods.

Occasionally, certain contracts require us to post letters of credit supporting our performance obligations under the contracts.  We had $18.3 million of letters of credit outstanding at December 31, 2010, all of which were issued under the Credit Facility.

As of December 31, 2010 and 2009, our total amount of unrecognized tax benefits was $12.4 million and $7.5 million, respectively.  We are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with the taxing authorities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of December 31, 2010, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Investments

As discussed in Note 7 to the consolidated financial statements in this Form 10-K, we currently hold investments in certain auction-rate and preferred stock securities that have experienced a decline in fair value resulting in our recording certain other-than-temporary impairment charges.  We may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At December 31, 2010, we had $1.7 million of receivables denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency.  At December 31, 2010, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of December 31, 2010, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at December 31, 2010 was $150.2 million.  The fair value was determined based upon market prices quoted by a broker-dealer.

We believe that our exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant.  As of December 31, 2010, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $3 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $9.5 million at December 31, 2010.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Orbital Sciences Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orbital Sciences Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 28, 2011

ORBITAL SCIENCES CORPORATION

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Revenues	$1,294,577	$1,125,295	$1,168,635
Cost of revenues	1,007,668	890,313	955,754
Research and development expenses	122,270	109,754	51,406
Selling, general and administrative expenses	91,625	72,935	77,193
Income from operations	73,014	52,293	84,282
Investment gains and losses, net	—	(2,162)	(17,800)
Interest income and other	1,848	7,130	6,982
Interest expense	(9,778)	(9,039)	(8,770)
Income from continuing operations before income taxes	65,084	48,222	64,694
Income tax provision	(17,615)	(11,615)	(22,078)
Income from continuing operations	47,469	36,607	42,616
Income from discontinued operations, net of taxes	—	—	15,918
Net income	$47,469	$36,607	$58,534

Basic income per share:
Income from continuing operations	$0.81	$0.64	$0.71
Income from discontinued operations	—	—	0.27
Net income	0.81	0.64	0.98

Diluted income per share:
Income from continuing operations	$0.81	$0.63	$0.70
Income from discontinued operations	—	—	0.26
Net income	0.81	0.63	0.96

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$252,415	$372,986
Receivables, net	326,543	199,482
Inventories, net	56,217	38,662
Deferred income taxes, net	24,348	37,902
Other current assets	18,111	14,258
Total current assets	677,634	663,290
Investments	8,600	13,100
Property, plant and equipment, net	232,706	133,275
Goodwill	74,747	55,551
Deferred income taxes, net	47,806	50,326
Other non-current assets	21,043	13,939
Total assets	$1,062,536	$929,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,928	$27,465
Accrued expenses	228,907	144,340
Deferred revenues and customer advances	112,182	127,056
Total current liabilities	361,017	298,861
Long-term obligations	125,535	120,274
Other non-current liabilities	7,367	7,886
Total liabilities	493,919	427,021
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 58,239,875 and
56,879,528 shares outstanding, respectively	582	569
Additional paid-in capital	558,015	539,235
Accumulated other comprehensive loss	(2,011)	(1,906)
Retained earnings (accumulated deficit)	12,031	(35,438)
Total stockholders’ equity	568,617	502,460
Total liabilities and stockholders’ equity	$1,062,536	$929,481

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit)	Total
Balance, December 31, 2007	58,754	$587	$576,813	$(6,751)	$(130,579)	$440,070
Shares issued to employees,
officers and directors	1,281	13	11,258			11,271
Repurchases of common stock	(2,536)	(25)	(49,442)			(49,467)
Stock-based compensation, net			4,788			4,788
Tax effect of stock-based
compensation, net			3,972			3,972
Comprehensive income (loss):
Net income					58,534	58,534
Reversal of unrealized loss
on investments				6,500		6,500
Defined benefit plans, net of tax
of ($1,602)				(2,562)		(2,562)
Comprehensive income						62,472
Balance, December 31, 2008	57,499	575	547,389	(2,813)	(72,045)	473,106
Shares issued to employees,
officers and directors	550	6	2,474			2,480
Repurchases of common stock	(1,169)	(12)	(16,669)			(16,681)
Stock-based compensation, net			7,048			7,048
Tax effect of stock-based
compensation, net			(1,007)			(1,007)
Comprehensive income (loss):
Net income					36,607	36,607
Unrealized loss on investments				(300)		(300)
Defined benefit plans, net of tax
of $752				1,207		1,207
Comprehensive income						37,514
Balance, December 31, 2009	56,880	569	539,235	(1,906)	(35,438)	502,460
Shares issued to employees,
officers and directors	1,360	13	12,113			12,126
Stock-based compensation, net			5,589			5,589
Tax effect of stock-based
compensation, net			1,078			1,078
Comprehensive income (loss):
Net income					47,469	47,469
Unrealized loss on investments				(250)		(250)
Defined benefit plans, net of tax
of $90				145		145
Comprehensive income						47,364
Balance, December 31, 2010	58,240	$582	$558,015	$(2,011)	$12,031	$568,617

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Operating Activities:
Net income	$47,469	$36,607	$58,534
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	26,186	19,208	18,769
Deferred income taxes	15,985	9,530	16,116
Stock-based compensation	7,022	9,236	9,284
Amortization of debt costs	5,768	5,399	5,074
Gain on sale of business, net of tax	—	—	(14,800)
Investment gains and losses, net	—	3,300	17,800
Other	(2,113)	(3,933)	(4,844)
Changes in assets and liabilities, net of business acquisition:
Receivables	(117,083)	3,629	(39,491)
Inventories	(17,555)	(5,228)	(9,738)
Other assets	(4,585)	(13,203)	(4,002)
Accounts payable and accrued expenses	53,830	(10,959)	54,314
Deferred revenue and customer advances	(14,874)	46,997	1,717
Other liabilities	(529)	2,200	90
Net cash (used in) provided by operating activities	(479)	102,783	108,823
Investing Activities:
Capital expenditures	(83,702)	(45,343)	(26,552)
Acquisition of business	(55,000)	—	—
Net proceeds from sales of investments	4,250	1,138	—
Net proceeds from sale of business	—	—	41,612
Net proceeds from sales of property	—	100	2,193
Net cash (used in) provided by investing activities	(134,452)	(44,105)	17,253
Financing Activities:
Net proceeds from issuance of common stock	12,126	2,480	11,273
Repurchase and retirement of common stock	—	(16,681)	(49,464)
Tax benefit of stock-based compensation	2,234	202	4,600
Net cash provided by (used in) financing activities	14,360	(13,999)	(33,591)
Net (decrease) increase in cash and cash equivalents	(120,571)	44,679	92,485
Cash and cash equivalents, beginning of year	372,986	328,307	235,822
Cash and cash equivalents, end of year	$252,415	$372,986	$328,307

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

Principles of Consolidation

The consolidated financial statements include the accounts of Orbital and its wholly owned subsidiaries.  All significant intersegment balances and transactions have been eliminated.

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

Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the 2010 financial statement presentation.  All financial amounts are stated in U.S. dollars unless otherwise indicated.

Revenue Recognition

Orbital’s revenue is derived primarily from long-term contracts.  Revenues on long-term contracts are recognized using the percentage-of-completion method of accounting.   Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment, including management’s assumptions regarding future operations of Orbital as well as general economic conditions.  In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and the company’s profitability from a particular contract may be adversely affected to the extent that estimated costs to complete or incentive or award fee estimates are revised, delivery schedules are delayed or progress under a contract is otherwise impeded.  Accordingly, the company’s recorded revenues and profits from period to period can fluctuate significantly.  In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expenses, is recorded in the period in which the loss is first estimated.

Many of the company’s contracts include provisions for increased or decreased revenue and profit based on performance in relation to established targets or customer evaluations.  Incentive and award fees are included in estimated contract revenue at the time the amounts can be reasonably determined and are reasonably assured based upon historical experience and other objective criteria.  If performance under such contracts were to differ from previous assumptions, current period revenues and profits would be adjusted and could fluctuate significantly.

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

Recoverability of Long-Lived Assets

Orbital’s policy is to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When an evaluation indicates that an impairment has occurred, a loss is recognized and the asset is adjusted to its estimated fair value.  Given the inherent technical and commercial risks within the aerospace industry and the special purpose use of certain of the company’s assets, future impairment charges could be required if the company were to change its current expectation that it will recover the carrying amount of its long-lived assets from future operations.

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

The computation of basic and diluted earnings per share (“EPS”) for income from continuing operations is as follows (in thousands, except per share amounts):

	Years Ended December 31,
Numerator	2010	2009	2008
Income from continuing operations	$47,469	$36,607	$42,616
Percentage allocated to shareholders (1)	99.0%	98.8%	98.2%
Numerator for basic and diluted earnings per share	$46,994	$36,168	$41,849

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	57,683	56,787	58,569
Dilutive effect of stock options	652	709	1,156
Denominator for diluted earnings per share	58,335	57,496	59,725

Per share income from continuing operations
Basic	$0.81	$0.64	$0.71
Diluted	0.81	0.63	0.70

_________________________
(1) Basic weighted-average shares outstanding	57,683	56,787	58,569
Basic weighted-average shares outstanding and
unvested restricted stock units expected to vest	58,254	57,494	59,613
Percentage allocated to shareholders	99.0%	98.8%	98.2%

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

In 2010, 2009 and 2008, diluted weighted-average shares outstanding excluded the effect of RSUs and the company’s $143.8 million of 2.4375% convertible notes that were anti-dilutive.  In 2010, 2009 and 2008, diluted weighted average shares outstanding excluded less than 0.1 million of stock options that were anti-dilutive.

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

Investments

The company’s investments in auction-rate and preferred stock securities are reported at fair value.  These investments are classified as available-for-sale securities at the time of purchase and the company re-evaluates such designation as of each balance sheet date.  The company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value, and the credit values of debt securities.  The company records an impairment expense to the extent that the amortized cost exceeds the estimated fair market value of the securities held and the decline in value is determined to be other-than-temporary.  Temporary changes in fair value are included in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Self-Constructed Assets

The company self-constructs some of its ground and airborne support and special test equipment utilized in the manufacture, production and delivery of some of its products.  Orbital capitalizes direct costs incurred in constructing such equipment and certain allocated indirect costs.  The company also capitalizes certain costs incurred in connection with internally developed software.  These capitalized costs generally include direct software coding costs and certain allocated indirect costs.

Goodwill

Goodwill is comprised of costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is evaluated for potential impairment at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable.  The evaluation includes comparing the fair value of a reporting unit to its carrying value.  If the carrying value exceeds the fair value, impairment is measured by comparing the derived value of goodwill to its carrying value and recorded in the current period.  Goodwill balances are included in the identifiable assets of the business segment to which they have been assigned.  There was no impairment of goodwill recorded during the three years ending December 31, 2010.

Deferred Revenue and Customer Advances

The company accounts for cash receipts from customers in excess of amounts recognized on certain contracts as “deferred revenues and customer advances.”  These amounts are recorded as current liabilities since the associated services are performed within one year.

Financial Instruments

Orbital occasionally uses forward contracts and interest rate swaps to manage certain foreign currency and interest rate exposures, respectively.  Derivative instruments, such as forward contracts and interest rate swaps, are viewed as risk management tools by Orbital and are not used for trading or speculative purposes.  Derivatives used for hedging purposes are generally designated as effective hedges.  Accordingly, changes in the fair value of a derivative contract are highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.  Derivative instruments are recorded on the balance sheet at fair value.  The ineffective portion of all hedges, if any, is recognized currently in earnings.  The company did not have any derivative instruments as of December 31, 2010 and 2009.

Research and Development Expenses

Expenditures for company-sponsored research and development projects are expensed as incurred.  Research and development projects performed under contracts for customers are recorded as contract costs.

In the first quarter of 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo and supplies to the International Space Station.  Under the agreement, as amended, as of December 31, 2010, NASA has agreed to pay the company $190 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $324 million.  The company expects to complete this project in the fourth quarter of 2011.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS program research and development expenses, including associated general and administrative expenses.  As of December 31, 2010 and 2009, deferred revenue and customer advances on the accompanying balance sheet included $25.2 million and $46.8 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  The following table summarizes the COTS program research and development expenses incurred and amounts funded by NASA (in millions):

	2010	2009	2008	Inception To Date
Research and development costs incurred (1)	$136.5	$96.6	$26.0	$259.1
Less amounts funded by NASA	(69.1)	(60.6)	(22.6)	(152.3)
Net research and development expenses	$67.4	$36.0	$3.4	$106.8
__________________
(1) Includes associated general and administrative expenses.

The company is engaged in a major product development program of a medium capacity rocket, Taurus II.  Approximately $48.3 million, $66.5 million and $37.7 million of the company’s research and development expenses in 2010, 2009 and 2008, respectively, were attributable to the Taurus II program.

Stock-Based Compensation

The company determines the fair value of its restricted stock unit grants based on the closing price of Orbital’s common stock on the date of grant.  The fair value of stock options granted is determined using the Black-Scholes valuation model, although the company has not granted stock options since 2006.  Compensation expense pertaining to stock-based awards is recognized as expense over the service period, net of estimated forfeitures.  The company uses the tax law ordering method to determine intra-period tax allocation related to the tax attributes of stock-based compensation.

Subsequent Events

The company has evaluated subsequent events in accordance with U.S. GAAP.  Management has evaluated the events and transactions that have occurred through the date the financial statements were issued and noted no items requiring adjustment or disclosure in the financial statements.

2. Business Acquisitions and Dispositions

Acquisitions

On April 2, 2010, the company acquired certain assets and liabilities of the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation (the “Seller”), for $55 million in cash, subject to a potential working capital adjustment.  The acquisition is expected to further strengthen the company’s competitive position in defense and intelligence, civil government and commercial satellite markets.

The company’s consolidated financial statements reflect the operations of the acquired business since April 2, 2010, the date of acquisition.  The company expensed $1.6 million of acquisition-related costs in 2010.  Revenues and operating income of the acquired business were $69.8 million and $7.3 million, respectively, for the period from April 2, 2010 to December 31, 2010.

The acquisition was accounted for under the acquisition method in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”  The allocation of the purchase price for the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition using established valuation techniques.  The company may recognize changes to the acquired assets or liabilities as a result of a working capital adjustment or if new information is obtained about facts and circumstances that existed as of the acquisition date.  The company and the Seller are each disputing the other party’s claim for a purchase price adjustment based on the calculation of working capital as of the closing date.

The table below reflects the purchase price allocation as of December 31, 2010 (in thousands):

Property plant and equipment	$42,268
Intangible assets	7,100
Goodwill	19,196
Net working capital	(13,564)
Total purchase price	$55,000

The purchased intangible assets consist of acquired technology and are being amortized over a 10-year period.  The company recorded $19.2 million of goodwill, all of which is deductible for tax purposes.  The primary items that generated the goodwill include the value of the synergies between the company and the acquired business and the acquired assembled workforce, neither of which qualifies as an amortizable intangible asset.

Dispositions

In June 2008, the company sold its transportation management systems (“TMS”) business unit for $45 million, before transaction fees and expenses.  The company recorded a $24.1 million pre-tax gain, or $14.8 million after-tax, on the sale of this business in 2008.  The carrying value of the net assets sold totaled $17.3 million and consisted of $22.7 million of current assets, $1.5 million of property and equipment and $6.9 million of current liabilities.

The operating results of TMS were reported as discontinued operations for the year ended December 31, 2008 and included revenues of $21.3 million, income from operations before taxes of $1.8 million and income from operations after taxes of $1.1 million.  The net cash flows of TMS were not reclassified in the company’s 2008 consolidated statements of cash flows.

3.  Segment Information

Orbital’s products and services are grouped into three reportable business segments:  launch vehicles, satellites and space systems and advanced space programs.  Reportable segments are generally organized based upon product lines.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.  The primary products and services from which the company’s reportable segments derive revenues are:

•
Launch Vehicles - Rockets that are used as small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•
Satellites and Space Systems - Small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions and demonstrate new space technologies.

•
Advanced Space Programs - Human-rated space systems for Earth-orbit and deep-space exploration, and small- and medium-class satellites primarily used for national security space programs and to demonstrate new space technologies.

Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts.  Substantially all of the company’s assets and operations are located within the United States.

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,
	2010	2009	2008
Launch Vehicles:
Revenues (1)	$434,511	$440,172	$454,278
Operating income	21,188	14,166	33,603
Identifiable assets	212,360	151,249	127,609
Capital expenditures	50,001	10,115	8,745
Depreciation and amortization	9,412	5,954	5,617
Satellites and Space Systems:
Revenues (1)	$497,015	$352,252	$422,274
Operating income	33,775	27,329	32,166
Identifiable assets	268,804	178,233	164,119
Capital expenditures	10,675	9,931	9,781
Depreciation and amortization	10,088	8,751	8,899
Advanced Space Programs:
Revenues (1)	$423,614	$344,787	$298,050
Operating income	20,999	10,798	19,068
Identifiable assets	188,184	91,981	85,185
Capital expenditures	19,586	21,739	2,731
Depreciation and amortization	351	12	13
Corporate and Other:
Revenues (1)	$(60,563)	$(11,916)	$(5,967)
Operating loss (2)	(2,948)	—	(555)
Identifiable assets	393,188	508,018	476,982
Capital expenditures	3,440	3,558	5,295
Depreciation and amortization	6,335	4,491	4,240
Consolidated:
Revenues	$1,294,577	$1,125,295	$1,168,635
Operating income	73,014	52,293	84,282
Identifiable assets	1,062,536	929,481	853,895
Capital expenditures	83,702	45,343	26,552
Depreciation and amortization	26,186	19,208	18,769
___________________

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues. Intersegment revenues are summarized as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Launch Vehicles	$53.4	$8.0	$1.2
Satellites and Space Systems	5.9	3.7	4.3
Advanced Space Programs	1.3	0.2	0.5
Total intersegment revenues	$60.6	$11.9	$6.0

(2)
Corporate and other operating loss in 2010 is comprised of unallocated corporate-level costs and includes $1.6 million of transaction expenses incurred in connection with a business acquisition (see Note 2).  Corporate and other operating loss in 2008 consists primarily of corporate general and administrative expenses allocated to the disposed TMS business unit (see Note 2).

4.  Export Sales and Major Customers

Orbital’s revenues by geographic area, as determined by customer location, were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$1,084,131	$1,020,722	$1,080,989
Europe	102,106	72,955	33,507
Mexico and South America	93,855	—	—
East Asia and Australia	14,485	31,618	54,139
Total	$1,294,577	$1,125,295	$1,168,635

Approximately 74%, 78% and 73% of the company’s revenues in 2010, 2009 and 2008, respectively, were generated under contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government’s prime contractors.  All such revenues were recorded in the launch vehicles, satellites and space systems or advanced space programs segments.

5.  Balance Sheet Accounts and Supplemental Disclosures

Receivables

The components of receivables were as follows (in thousands):

	December 31,
	2010	2009
Billed	$56,035	$53,157
Unbilled	268,836	145,226
Retainages due upon contract completion	1,672	1,099
Total	$326,543	$199,482

Approximately 93% of unbilled receivables and retainages at December 31, 2010 are due within one year and will be billed on the basis of contract terms and delivery schedules.  Approximately 87% and 88% of the company’s receivables at December 31, 2010 and 2009, respectively, were related to contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government’s prime contractors.  Receivables from non-U.S. customers totaled $30.8 million and $7.0 million at December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, unbilled receivables included $14.9 million and $16.9 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of December 31, 2010, the company could be required to refund up to approximately $20 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This update requires additional disclosures about the nature of credit risk inherent in the portfolio of receivables, factors and methodologies used in estimating the allowance for credit losses and activity that occurs during a period for both financing receivables and allowances for credit losses.  The scope of this update is limited to financing receivables, as defined, and excludes short-term trade accounts receivable and receivables measured at fair value or lower of cost or fair value.  The disclosures to be presented are effective for fiscal years and interim periods ending after December 15, 2010.  The company does not have significant exposure to credit risk, as its receivables, including unbilled receivables, are primarily due from the U.S. Government.

Inventory

As of December 31, 2010 and 2009, inventories were $56.2 million and $38.7 million, respectively.  Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.  The company had no significant allowances for obsolete inventory as of December 31, 2010 and 2009.

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Land	$9,113	$3,349
Buildings and leasehold improvements	78,534	52,988
Furniture, fixtures and equipment	215,623	161,614
Assets under construction	65,087	31,670
Software and other	23,791	19,534
	392,148	269,155
Accumulated depreciation and amortization	(159,442)	(135,880)
Total	$232,706	$133,275

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $25.7 million, $19.2 million and $18.8 million, respectively.

Goodwill and Intangible Assets

Changes in the carrying amount of the company’s goodwill balances by reportable business segment are as follows (in thousands):

	Launch Vehicles	Satellites and Space Systems	Advanced Space Programs	Total

Balance at December 31, 2009	$10,310	$45,241	$—	$55,551
Goodwill acquired (see Note 2)	—	8,060	11,136	19,196
Balance at December 31, 2010	$10,310	$53,301	$11,136	$74,747

Intangible assets consist of technology assets that were acquired in the April 2010 spacecraft business acquisition.  As of December 31, 2010 and 2009, the balance of intangible assets was $6.6 million and $0, respectively.  Amortization expense for the year ended December 31, 2010 was $0.5 million.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2010	2009
Contract related accruals	$150,831	$78,957
Payroll related accruals	60,997	51,101
Interest	1,627	1,643
Other	15,452	12,639
Total	$228,907	$144,340

Cash Flow

Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Interest paid	$3,735	$3,741	$3,700
Income taxes paid	2,531	1,309	3,025

6.  Debt Obligations

Convertible Notes

On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15.  Debt issuance costs incurred in connection with the convertible notes amounted to $3.4 million and are being amortized to interest expense over a seven-year term.

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

Holders of the convertible notes may require the company to repurchase the convertible notes, in whole or in part, on January 15, 2014, January 15, 2017 or January 15, 2022, for cash equal to 100% of the principal amount of the convertible notes plus unpaid interest, if any, accrued to the redemption date.  In addition, holders of the convertible notes may require the company to repurchase the convertible notes, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date, if a ‘‘fundamental change’’ occurs prior to maturity of the convertible notes.

Credit Facility

In August 2007, the company entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate.  The Credit Facility is secured by substantially all of the company’s assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of December 31, 2010, there were no borrowings under the Credit Facility, although $18.3 million of letters of credit were issued under the Credit Facility.  Accordingly, as of December 31, 2010, $81.7 million of the Credit Facility was available for borrowings.

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

7.  Fair Value of Financial Instruments

Investments

As of December 31, 2010, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 14 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments was as follows (in thousands):

	December 31, 2010			December 31, 2009
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$(450)	$6,700	$11,400	$(500)	$10,900
Equity(1)	2,000	(100)	1,900	2,000	200	2,200
Total	$9,150	$(550)	$8,600	$13,400	$(300)	$13,100

_______________________

(1) As of December 31, 2010 and 2009, the amortized cost and fair values of the two preferred stock investments were $0.

The changes in fair value of the investments were recorded as follows (in thousands):

	Years Ended December 31,
	2010	2009
Debt Securities
Fair value at beginning of period	$10,900	$12,900
Temporary impairment credits (charges), net	50	(500)
Other-than-temporary impairment charges	(850)	(1,500)
Sale of security	(3,400)	—
Net change in fair value	(4,200)	(2,000)
Fair value at end of period	$6,700	$10,900

Equity Securities
Fair value at beginning of period	$2,200	$3,800
Temporary impairment (charges) credits, net	(300)	200
Other-than-temporary impairment charges	—	(1,800)
Net change in fair value	(300)	(1,600)
Fair value at end of period	$1,900	$2,200

Total
Fair value at beginning of period	$13,100	$16,700
Temporary impairment charges, net	(250)	(300)
Other-than-temporary impairment charges	(850)	(3,300)
Sale of security	(3,400)	—
Net change in fair value	(4,500)	(3,600)
Fair value at end of period	$8,600	$13,100

Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through December 31, 2010, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

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

In 2010, the company sold an auction-rate debt security for $4.3 million resulting in a $0.9 million gain.  There was no other sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

For the years ended December 31, 2010, 2009 and 2008, the company recorded other-than-temporary impairment charges of $0.9 million, $3.3 million and $17.8 million, respectively.  The company records other-than-temporary impairment charges with respect to equity securities based on the company’s assessment that it is likely that the fair value of the investment will not fully recover in the foreseeable future given the duration, severity and continuing declining trend of the fair value of the security, as well as the uncertain financial condition and near-term prospects of the issuer.  The company determines other-than-temporary impairment charges for its debt securities based on credit losses.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.”  This guidance clarifies certain existing disclosure requirements.  The company adopted this ASU effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are deferred until fiscal years beginning after December 15, 2010.  This ASU did not have a material impact on the company’s disclosures.

Convertible Notes

The fair value of the 2.4375% convertible notes at December 31, 2010 and 2009 was estimated at approximately $150.2 million and $136.5 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer.

8.  Income Taxes

The significant components of the company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 were (in thousands):

	December 31,
	2010	2009
Current Deferred Tax Assets:
U.S. federal and state net operating loss carryforwards	$6,020	$21,455
Accruals, reserves and other	21,950	21,205
Valuation allowance	(3,622)	(4,758)
Current deferred tax assets, net	24,348	37,902

Noncurrent Deferred Tax Assets (Liabilities):
U.S. federal and state net operating loss carryforwards	28,394	31,534
Capitalized research and development costs	23,214	20,298
Tax credit and capital loss carryforwards	18,695	17,714
Intangible assets and other	517	1,247
Debt costs	(6,835)	(8,823)
Excess tax depreciation and other	(7,008)	(3,748)
	56,977	58,222
Valuation allowance	(9,171)	(7,896)
Noncurrent deferred tax assets, net	47,806	50,326
Total deferred tax assets, net	$72,154	$88,228

The company’s income tax provisions from continuing operations for the years ended December 31, 2010, 2009 and 2008 were comprised of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$960	$1,127	$1,239
State	816	1,901	685
Total current	1,776	3,028	1,924

Deferred:
Federal	21,247	16,407	20,703
State	(5,408)	(7,820)	(549)
Total deferred	15,839	8,587	20,154
Total income tax provision	$17,615	$11,615	$22,078

A reconciliation of the statutory federal income tax rate to the company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	3.4	3.4	3.4
Research and development credits	(11.4)	(17.1)	(0.7)
Settlement of tax contingencies	—	—	(4.5)
Other, net	0.1	2.2	(2.8)
Changes in valuation allowance, net	—	0.6	3.7
Effective rate	27.1%	24.1%	34.1%

The company recognized research and development tax credits in all periods presented that were primarily attributable to the company’s Taurus II and COTS research and development programs that are further discussed in Note 1.  In addition, in 2008 the company recorded the reversal of a $3.1 million reserve related to the settlement of an IRS audit.

At December 31, 2010, the company had U.S. federal net operating loss carryforwards of $97.0 million, portions of which expire beginning in 2022 through 2028, and U.S. capital loss carryforwards of $9.9 million, which expire beginning in 2011 through 2015.  The U.S. capital loss carryforwards are primarily related to an investment that was liquidated in 2006.  The deferred tax assets related to capital losses have been fully offset with a valuation allowance due to the uncertainty of realization.  These net operating loss and capital loss carryforwards are subject to certain limitations and other restrictions.

Changes in the company’s unrecognized tax benefits were as follows (in thousands):

	2010	2009	2008
Unrecognized tax benefits at beginning of year	$7,508	$2,891	$3,654
Additions based on tax positions related to the current year	4,372	3,430	2,342
Additions for tax positions of prior years	562	1,187	—
Settlements with taxing authorities and other	(56)	—	(3,105)
Unrecognized tax benefits at end of year	$12,386	$7,508	$2,891

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

9.  Commitments and Contingencies

Leases

Aggregate minimum commitments under non-cancelable operating leases, primarily for office space and equipment rentals, at December 31, 2010 were as follows (in thousands):

2011	$20,330
2012	19,559
2013	18,248
2014	16,881
2015	14,738
Thereafter	31,105
$120,861

Rent expense for 2010, 2009 and 2008 was $21.4 million, $17.4 million and $15.7 million, respectively.

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

Research and Development Expenses

The company believes that a majority of the company’s research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company’s revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company’s Taurus II development program (see Note 1) are allowable, although the U.S. Government has not yet made a final determination.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

Terminated Contracts

During 2010 and 2009, the Orion Launch Abort System contract and the Kinetic Energy Interceptor contract, respectively, were terminated for convenience by the customers.  The company has recognized its best estimates of the revenues and profit that will ultimately be realized in the final termination settlements.  However, because of the inherent judgments associated with termination costs and profit assessments, it is possible that the company could recognize material adjustments to earnings upon resolution of these matters.

Litigation

From time to time the company is party to certain litigation or other legal proceedings arising in the ordinary course of business.  Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome of such litigation or other legal proceedings will have a material adverse effect on the company’s results of operations or financial condition.

10.  Stock Plans and Equity Transactions

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

The company also has an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of quarterly offering periods.  As of December 31, 2010, approximately 670,000 shares of common stock were available for purchase under the ESPP.  During the years ended December 31, 2010, 2009 and 2008, compensation expense associated with the ESPP was $0.4 million, $0.4 million and $0.3 million, respectively.

Equity Transactions

The following tables summarize information related to stock-based compensation transactions and plans:

	Restricted Stock Units		Stock Options
		Weighted Average		Weighted Average
	Number of	Measurement	Number of	Exercise
	Units	Date Fair Value	Options	Price
Outstanding at December 31, 2007	1,097,188	$18.81	3,535,512	$11.77
Granted (1)	424,495	25.03	—	—
Exercised	—	—	(798,176)	11.98
Vested	(582,965)	17.36	—	—
Forfeited	(60,924)	19.11	(8,583)	6.92
Expired	—	—	(228,520)	41.16
Outstanding at December 31, 2008	877,794	23.01	2,500,233	9.01
Granted (1)	86,760	15.14	—	—
Exercised	—	—	(107,728)	9.82
Vested	(466,155)	21.69	—	—
Forfeited	(24,784)	23.18	(7,500)	12.15
Expired	—	—	(83,700)	27.52
Outstanding at December 31, 2009	473,615	22.88	2,301,305	8.29
Granted (1)	520,470	14.47	—	—
Exercised	—	—	(1,038,624)	10.21
Vested	(300,969)	23.17	—	—
Forfeited	(8,442)	19.98	(2,599)	6.29
Expired	—	—	(33,500)	16.24
Outstanding at December 31, 2010	684,674	$16.38	1,226,582 (2)	$6.46
   ____________
(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 2.19 years.

	Options Outstanding (1)
		Weighted Average	Weighted
Range of	Number	Remaining Contractual	Average
Exercise Prices	Outstanding	Term (Years)	Exercise Price
$1.30-$5.65	434,775	1.27	$4.28
5.66-7.80	661,807	2.40	6.75
7.81-13.74	130,000	4.16	12.21
$1.30-$13.74	1,226,582	2.19	$6.46
_____________

(1)	All outstanding options were exercisable as of December 31, 2010.

(in millions)	Years Ended December 31,
	2010	2009	2008
Stock-based compensation expense recognized (1)	$7.0	$9.2	$9.3
Income tax benefit related to stock-based compensation expense (1)	2.3	3.1	3.2
Intrinsic value of options exercised, computed as the market price
on the exercise date less the price paid to exercise the options	8.1	0.6	11.0
Cash received from exercise of options	10.6	1.1	9.6
Grant date fair value of vested restricted stock units	7.0	10.1	10.0
Tax benefit (expense) recorded as an increase (decrease) to additional
paid-in capital related to stock-based compensation transactions	1.1	(1.1)	4.0
_____________

(1)	2008 includes amounts attributable to the TMS business unit that was sold in 2008 (see Note 2).

As of
(in millions)	December 31, 2010
Shares of common stock available for grant under the company’s stock-based incentive plans	1.3
Aggregate intrinsic value of restricted stock units that are expected to vest	$11.7
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 2.04 years	7.5
Aggregate intrinsic value of stock options outstanding, all fully vested	13.1

Securities Repurchase Transactions

In 2010, 2009 and 2008, the company’s Board of Directors authorized the purchase of up to $50.0 million of the company’s outstanding equity securities over a 12-month period.  Under these securities purchase programs, the company repurchased and retired 1.2 million shares of its common stock at a cost of $16.7 million during 2009 and 2.5 million shares of its common stock at a cost of $49.5 million during 2008.  There were no repurchases during 2010.  Accordingly, as of December 31, 2010, the company had authority to purchase $50.0 million of common stock pursuant to this repurchase program through April 23, 2011.

11.  Employee Benefit Plans

The company has a defined contribution plan (the “Plan”) generally covering all full-time employees.  Company contributions to the Plan are made based on plan provisions and at the discretion of the Board of Directors.  The company made contributions of $17.5 million, $16.3 million and $14.9 million during 2010, 2009 and 2008, respectively.

The company also has two overfunded defined benefit plans that were frozen upon acquisition in a 1994 business combination.  As of December 31, 2010 and 2009, the company had recorded a $3.9 million and $3.5 million asset, respectively, in other non-current assets related to the pension plans.  The plans are not significant to the accompanying consolidated financial statements taken as a whole, and accordingly, additional related disclosures are omitted from these notes to the consolidated financial statements.

The company has a deferred compensation plan for senior managers and executive officers.  At December 31, 2010 and 2009, liabilities related to this plan totaling $9.5 million and $8.0 million, respectively, were included in accrued expenses.

12.  Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two years (in thousands, except per share data):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2010
Revenues	$296,190	$337,726	$314,519	$346,142
Income from operations	17,365	12,228	19,356	24,065
Net income	9,268	6,345	10,629	21,227
Basic income per share	0.16	0.11	0.18	0.36
Diluted income per share	0.16	0.11	0.18	0.36

2009
Revenues	$295,741	$270,129	$277,092	$282,333
Income from operations	11,164	12,821	13,582	14,726
Net income	9,202	8,739	9,382	9,284
Basic income per share	0.16	0.15	0.16	0.16
Diluted income per share	0.16	0.15	0.16	0.16

ORBITAL SCIENCES CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

		Additions
			Charged/
	Balance at	Charged to	Credited to			Balance
	Start of	Costs and	Other			at End of
Description	Period	Expenses	Accounts		Deductions	Period
YEAR ENDED DECEMBER 31, 2008
Allowance for doubtful accounts	$115	$—	$—		$(65)	$50
Deferred income tax valuation allowance	13,599	2,572	(2,505	)(1)	(741)	12,925
YEAR ENDED DECEMBER 31, 2009
Allowance for doubtful accounts	50	—	—		(50)	—
Deferred income tax valuation allowance	12,925	846	115		(1,232)	12,654
YEAR ENDED DECEMBER 31, 2010
Deferred income tax valuation allowance	12,654	350	96		(307)	12,793
____________

(1)	This pertains to the reversal of a deferred tax asset recorded in connection with the reversal of a temporary impairment charge described in Note 7 to the consolidated financial statements.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of the company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is included under the captions “Executive Officers of the Registrant” in Part I above and under the captions “Proposal 1 - Election of Directors - Directors to be Elected at the 2011 Annual Meeting, - Directors Whose Terms Expire in 2012, - Directors Whose Terms Expire in 2013,” “Corporate Governance - Code of Business Conduct and Ethics,” “Information Concerning the Board of Directors and Its Committees - Board Committees” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2011 and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is included under the captions “Executive Compensation - Compensation Discussion and Analysis, - Human Resources and Compensation Committee Report, - Summary Compensation Table, - Grants of Plan-Based Awards, - Outstanding Equity Awards at Fiscal Year-End, - Option Exercises and Stock Vested, - Pension Benefits,  - Nonqualified Deferred Compensation, - Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Information Concerning the Board of Directors and Its Committees - Director Compensation” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2011 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2010:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued	Exercise Price	Equity Compensation
	Upon Exercise of	of Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	securities reflected
Plan Category	Warrants and Rights	and Rights	in first column)
Equity Compensation
Plans Approved by
Security Holders (1)	—	$ —	703,445
Equity Compensation
Plans Not Approved by
Security Holders (2)	1,226,582	6.46	562,672
Total	1,226,582	$6.46	1,266,117
___________________

(1)
The equity compensation plans approved by our stockholders are our 1997 Stock Option and Incentive Plan (“1997 Option Plan”) and our 2005 Stock Incentive Plan (“2005 Stock Plan”).  A subsequent amendment in 1998 to the 1997 Option Plan increasing the total number of authorized shares thereunder to 3,200,000 also was approved by our stockholders.  For purposes of reporting on the options outstanding under the 1997 Option Plan, we have assumed that all 3,200,000 shares approved by stockholders were issued during 1997 and 1998.  The 2005 Stock Plan has a maximum of 2,500,000 shares available for issuance, subject to adjustment upon the occurrence of certain events.  The share numbers shown in this row do not include shares that may be issued under the company’s 1999 Employee Stock Purchase Plan, which currently has approximately 668,619 shares available for issuance, and do not include 684,674 shares subject to outstanding restricted stock and restricted stock unit awards.

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

The information required by this Item is also included under the caption “Ownership of Common Stock” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2011 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the caption “Information Concerning the Board of Directors and Its Committees - Related Person Transactions Policy, - Director Independence” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2011 and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is included under the caption “Other Matters - Fees of Independent Registered Public Accounting Firm, - Pre-Approval of Audit and Non-Audit Services” in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2011 and is incorporated herein by reference.

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

Dated: February 28, 2011	ORBITAL SCIENCES CORPORATION
	By:	/s/ David W. Thompson
David W. Thompson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 28, 2011

Signature:	Title:

/s/ David W. Thompson	Chairman of the Board and Chief Executive Officer, Director (Principal Executive Officer)
David W. Thompson

/s/ James R. Thompson	Vice Chairman, President and Chief Operating Officer, Director
James R. Thompson

/s/ Garrett E. Pierce	Vice Chairman and Chief Financial Officer, Director (Principal Financial Officer)
Garrett E. Pierce

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
10.17
Contract No. NNJ09GA02B for ISS Commercial Resupply Services dated December 23, 2008, by and between Orbital Sciences Corporation and the National Aeronautics and Space Administration (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.18
Task Order No.1 for Contract NNJ09GA02B for ISS Commercial Resupply Services dated December 23, 2008, by and between  Orbital Sciences Corporation and the National Aeronautics and Space Administration (incorporated by reference to Exhibit 10.25 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008).**

10.19
Form of Executive Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

10.20
Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

10.21	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.22
Form of Non-Employee Director Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.29 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).*

10.23	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on May 2, 2005).*
10.24	Form of Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on May 2, 2005).*

10.25	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.32 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).*
12	Statement re Computation of Ratio of Earnings to Fixed Charges (transmitted herewith).
23	Consent of PricewaterhouseCoopers LLP (transmitted herewith).
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

__________

*      Management Contract or Compensatory Plan or Arrangement.
**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.