Form 10-Q
period 2011-03-31
ORBITAL SCIENCES CORP /DE/
filed 2011-04-29
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of April 27, 2011, 58,426,272 shares of the registrant’s Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$264,646	$252,415
Receivables, net	393,689	326,543
Inventories	50,360	56,217
Deferred income taxes, net	29,393	24,348
Other current assets	19,352	18,111
Total current assets	757,440	677,634
Investments	9,200	8,600
Property, plant and equipment, net	242,244	232,706
Goodwill	74,747	74,747
Deferred income taxes, net	37,288	47,806
Other non-current assets	22,996	21,043
Total assets	$1,143,915	$1,062,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$302,030	$248,835
Deferred revenues and customer advances	124,874	112,182
Total current liabilities	426,904	361,017
Long-term obligations	126,921	125,535
Other non-current liabilities	5,738	7,367
Total liabilities	559,563	493,919
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 58,389,038 and
58,239,875 shares outstanding, respectively	584	582
Additional paid-in capital	560,784	558,015
Accumulated other comprehensive loss	(1,382)	(2,011)
Retained earnings	24,366	12,031
Total stockholders’ equity	584,352	568,617
Total liabilities and stockholders’ equity	$1,143,915	$1,062,536

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except per share data)

	Quarters Ended March 31,
	2011	2010

Revenues	$317,703	$296,190
Cost of revenues	271,040	227,902
Research and development expenses	17,135	30,163
Selling, general and administrative expenses	19,412	20,760
Income from operations	10,116	17,365
Interest income and other	11,489	338
Interest expense	(2,533)	(2,361)
Income before income taxes	19,072	15,342
Income tax provision	(6,737)	(6,074)
Net income	$12,335	$9,268

Basic income per share	$0.21	$0.16

Diluted income per share	$0.21	$0.16

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Quarters Ended March 31,
	2011	2010
Operating Activities:
Net income	$12,335	$9,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,847	5,243
Deferred income taxes	5,461	4,053
Stock-based compensation and other	3,882	3,020
Changes in assets and liabilities	(1,376)	(16,834)
Net cash provided by operating activities	28,149	4,750

Investing Activities:
Capital expenditures	(17,317)	(15,097)
Net cash used in investing activities	(17,317)	(15,097)

Financing Activities:
Net proceeds from issuances of common stock	841	7,899
Tax benefit of stock-based compensation	558	1,527
Net cash provided by financing activities	1,399	9,426

Net increase (decrease) in cash and cash equivalents	12,231	(921)
Cash and cash equivalents, beginning of period	252,415	372,986
Cash and cash equivalents, end of period	$264,646	$372,065

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

(1)   Basis of Presentation

Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission.  The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The company has evaluated subsequent events in accordance with U.S. GAAP.  Management has evaluated the events and transactions that have occurred through the date the financial statements were issued, and noted no items requiring adjustment or disclosure in the financial statements, other than the matter disclosed in Note 12.   Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results expected for the full year.

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended March 31,
	2011	2010
Launch Vehicles:
Revenues(1)	$105,273	$100,342
Operating income	(5,049)	4,531
Identifiable assets	209,702	212,360	(2)
Capital expenditures	10,512	10,216
Depreciation and amortization	3,320	1,806
Satellites and Space Systems:
Revenues(1)	$152,659	$100,521
Operating income	10,310	7,707
Identifiable assets	293,755	268,804	(2)
Capital expenditures	1,829	1,530
Depreciation and amortization	2,711	2,265
Advanced Space Programs:
Revenues(1)	$92,710	$107,543
Operating income	4,855	5,127
Identifiable assets	242,292	188,184	(2)
Capital expenditures	4,716	2,510
Depreciation and amortization	117	3
Corporate and Other:
Revenues(1)	$(32,939)	$(12,216)
Operating income	—	—
Identifiable assets	398,166	393,188	(2)
Capital expenditures	260	841
Depreciation and amortization	1,699	1,169
Consolidated:
Revenues	$317,703	$296,190
Operating income	10,116	17,365
Identifiable assets	1,143,915	1,062,536	(2)
Capital expenditures	17,317	15,097
Depreciation and amortization	7,847	5,243

(1) Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):

	Quarters Ended March 31,
	2011	2010
Launch Vehicles	$31.4	$10.5
Satellites and Space Systems	1.1	1.3
Advanced Space Programs	0.4	0.4
Total intersegment revenues	$32.9	$12.2

(2) As of December 31, 2010.

(3) Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows (in thousands, except per share amounts):

	Quarters Ended March 31,
Numerator	2011	2010
Net income	$12,335	$9,268
Percentage allocated to shareholders (1)	98.8%	99.2%
Numerator for basic and diluted earnings per share	$12,187	$9,193

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	58,299	57,060
Dilutive effect of stock options	490	796
Denominator for diluted earnings per share	58,789	57,856

Per share income
Basic	$0.21	$0.16
Diluted	0.21	0.16

_________________________
(1) Basic weighted-average shares outstanding	58,299	57,060
Basic weighted-average shares outstanding and
unvested restricted stock units expected to vest	58,982	57,536
Percentage allocated to shareholders	98.8%	99.2%

The calculation of EPS shown above excludes the income attributable to the company’s unvested restricted stock units (“RSUs”) from the numerator and excludes the impact of those units from the denominator.

In the first quarter of 2011, diluted weighted-average shares outstanding included the effect of all stock options.  In the first quarter of 2010, diluted weighted-average shares outstanding excluded the effect of less than 0.1 million of stock options that were anti-dilutive.  Diluted weighted-average shares outstanding also excluded the effect of the RSUs and the company’s $143.8 million of 2.4375% convertible senior subordinated notes that were anti-dilutive.

(4)  Receivables

Receivables consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Billed	$61,835	$56,035
Unbilled	331,854	270,508
Total	$393,689	$326,543

As of March 31, 2011 and December 31, 2010, unbilled receivables included $14.7 million and $14.9 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.  In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of March 31, 2011, the company could be required to refund up to approximately $20.6 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

(5)  Inventories

Total inventories were $50.4 million at March 31, 2011 and $56.2 million at December 31, 2010.  Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.  The company had no significant allowances for obsolete inventory as of March 31, 2011 and December 31, 2010.

(6)  Investments

As of March 31, 2011, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 14 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	March 31, 2011			December 31, 2010
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$(350)	$6,800	$7,150	$(450)	$6,700
Equity(1)	2,000	400	2,400	2,000	(100)	1,900
Total	$9,150	$50	$9,200	$9,150	$(550)	$8,600

(1)  As of March 31, 2011 and December 31, 2010, cost and fair value of the two preferred stock investments was $0.

       The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended March 31,
	2011	2010
Debt Securities
Fair value at beginning of period	$6,700	$10,900
Temporary impairment credits (charges), net	100	(400)
Net change in fair value	100	(400)
Fair value at end of period	$6,800	$10,500

Equity Securities
Fair value at beginning of period	$1,900	$2,200
Temporary impairment credits (charges), net	500	(100)
Net change in fair value	500	(100)
Fair value at end of period	$2,400	$2,100

Total
Fair value at beginning of period	$8,600	$13,100
Temporary impairment credits (charges), net	600	(500)
Net change in fair value	600	(500)
Fair value at end of period	$9,200	$12,600

There was no sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through March 31, 2011, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

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

(7) Debt

Convertible Notes

On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15.  As of March 31, 2011 and December 31, 2010, the net carrying amount of the convertible notes was $126.9 million and $125.5 million, respectively, and the related unamortized debt discount was $16.8 million and $18.3 million, respectively.

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

The fair value of the company’s convertible notes at March 31, 2011 and December 31, 2010 was estimated at $156.0 million and $150.2 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer.

Credit Facility

In August 2007, the company entered into a five-year $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At the election of the company, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to the company’s total leverage ratio, or (ii) at a prime rate.  The Credit Facility is secured by substantially all of the company’s assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of March 31, 2011, there were no borrowings under the Credit Facility, although $18.3 million of letters of credit were issued under the Credit Facility.  Accordingly, as of March 31, 2011, $81.7 million of the Credit Facility was available for borrowings.

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

(8) Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Quarters Ended March 31,
	2011	2010
Net income	$12,335	$9,268
Unrealized gain (loss) on investments	600	(500)
Defined benefit plans, net of tax	29	166
Total comprehensive income	$12,964	$8,934

Accumulated other comprehensive loss as of March 31, 2011 and December 31, 2010 was $1.4 million and $2.0 million, respectively.

(9) Stock-Based Compensation

The following tables summarize information related to stock-based compensation transactions:

	Restricted Stock Units		Stock Options
		Weighted Average		Weighted Average
	Number of	Measurement	Number of	Exercise
	Units	Date Fair Value	Options	Price
Outstanding at December 31, 2010	684,674	$16.38	1,226,582	$6.46
Granted (1)	25,960	17.43	—	—
Exercised	—	—	(100,555)	4.75
Vested	(25,636)	16.10	—	—
Forfeited	(2,915)	16.73	—	—
Expired	—	—	(448)	5.79
Outstanding at March 31, 2011	682,083	$16.43	1,125,579 (2)	$6.61

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 2.03 years.

	Quarters Ended March 31,
(in millions)	2011	2010
Stock-based compensation expense	$1.4	$1.8
Income tax benefit related to stock-based compensation expense	0.5	0.7
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	1.3	4.3
Cash received from exercise of options	0.5	7.4
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	0.5	1.5

As of
(in millions)	March 31, 2011
Shares of common stock available for grant under stock-based incentive plans	1.2
Aggregate intrinsic value of restricted stock units that are expected to vest	$12.9
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 1.88 years	7.5
Aggregate intrinsic value of stock options outstanding, all fully vested	13.9

(10) Research and Development

In the first quarter of 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo and supplies to the International Space Station.  Under the agreement, as amended, as of March 31, 2011, NASA has agreed to pay the company $288 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $430 million.  The company expects to complete this project in the fourth quarter of 2011.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS program research and development expenses, including associated general and administrative expenses.  As of March 31, 2011 and December 31, 2010, deferred revenue and customer advances on the accompanying balance sheet included $11.3 million and

$25.2 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.   The following table summarizes the COTS project research and development expenses incurred and amounts funded by NASA (in millions):

			Inception
	First Quarter		to March 31,
	2011	2010	2011
Research and development costs incurred (1)	$42.0	$28.2	$301.1
Less - amounts funded by NASA	34.1	14.9	186.4
Net research and development expenses	$7.9	$13.3	$114.7

(1) Includes associated general and administrative expenses

The company is engaged in a major product development program of a medium-capacity rocket named Taurus II.  Approximately $7.1 million and $15.2 million of the company’s research and development expenses in the first quarters of 2011 and 2010, respectively, were attributable to the Taurus II program.

 (11) Income Taxes

The company’s effective tax rates were 35.3% and 39.6% for the three months ended March 31, 2011 and 2010, respectively.  The higher tax rate in 2010 was primarily due to the expiration of the federal research and development tax credit at the beginning of 2010 that was subsequently reinstated in December 2010.

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

Research and Development Expenses

The company believes that a majority of the company’s research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company’s revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company’s Taurus II development program (see Note 10) are allowable, although the U.S. Government has not yet made a final determination.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

Terminated Contracts

In 2010, the Orion Launch Abort System contract was terminated for convenience by the customer.  The company has recognized its best estimates of the revenues and profit that will ultimately be realized in the final termination settlement.  However, because of the inherent judgments associated with termination costs and profit assessments, it is possible that the company could recognize material adjustments to earnings upon resolution of this matter.

In April 2011, the company negotiated a settlement with the customer, subject to U.S. Government ratification, with respect to the Kinetic Energy Interceptor contract that had been terminated in 2009.  The resolution of this matter does not have a material impact on the company’s financial statements.

Litigation

From time to time the company is party to certain litigation or other legal proceedings arising in the ordinary course of business.  Because of the uncertainties inherent in litigation, the company cannot predict whether the outcome of such litigation or other legal proceedings will have a material adverse effect on the company’s results of operations or financial condition.

Other

On April 2, 2010, the company acquired certain assets and liabilities of the spacecraft development manufacturing business of General Dynamics Advanced Information Systems a subsidiary of General Dynamics Corporation (the “Seller”), for $55 million in cash, subject to a potential working capital adjustment.  The company and the Seller are each disputing the other party’s claim for a purchase price adjustment based on the calculation of working capital as of the closing date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Item 2 and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, and forecasts of future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include the words “anticipate,” “forecast,” “expect,” “believe,” “should,” “intend,” “plan” and words of similar substance.  Such forward-looking statements are subject to risks, trends and uncertainties that could cause the actual results or performance of the company to be materially different from the forward-looking statement.  Uncertainty surrounding factors such as continued government support and funding for key space and defense programs, achievement of important performance milestones on significant contracts, new product development programs, product performance and market acceptance of products and technologies, government contract procurement and termination risks, insurance recovery and income tax rates may materially impact Orbital’s actual financial and operational results.  Other risks, uncertainties and factors are discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  We are under no obligation to, and expressly disclaim any obligation or undertaking to update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.

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

The following discussion should be read along with our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Consolidated Results of Operations for the Quarters Ended March 31, 2011 and 2010

Revenues - Our consolidated revenues were $317.7 million in the first quarter of 2011, an increase of $21.5 million, or 7%, compared to the first quarter of 2010, due to higher revenues in our satellites and space systems and launch vehicles segments, partially offset by lower revenues in our advanced space programs segment.  Satellites and space systems segment revenues increased $52.1 million, or 52%, in 2011 primarily due to increased activity on communications satellite contracts, science and remote sensing satellite contracts, including contracts acquired in our April 2010 spacecraft business acquisition (“2010 acquisition”), and space technical services contracts.  Launch vehicles segment revenues increased $4.9 million, or 5%, in 2011 primarily due to increased production work on Taurus II launch vehicles, partially offset by an adjustment to reduce revenue resulting from the Taurus XL rocket launch failure in March 2011 discussed below and decreased activity on missile defense interceptors, Minotaur space launch vehicles and target launch vehicles.  Advanced space programs segment revenues decreased $14.8 million, or 14%, in 2011 primarily due to a decrease in activity on the Orion Launch Abort System (“LAS”) contract that was terminated for convenience by the customer in the second quarter of 2010 and decreased activity on national security satellite contracts, partially offset by increased activity on the Commercial Resupply Services (“CRS”) contract for the National Aeronautics and Space Administration (“NASA”).

On March 4, 2011, our Taurus XL rocket, which was carrying the Glory scientific satellite that we had built for NASA experienced a launch failure.  As a result of the launch failure, we will not receive an $11.3 million mission success incentive that we had expected to earn and we will incur unanticipated costs to investigate the cause of the incident.  As a result, in the first quarter of 2011, we recorded an $11.3 million adjustment to reduce revenue and operating profit on the Taurus contract and we incurred approximately $0.7 million of costs associated with the investigation of the incident.  We believe that we will recover the mission success incentive under an existing insurance policy; accordingly, we recorded an $11.3 million insurance recovery accrual reported as “other income” in the first quarter of 2011.

Eliminations of intersegment revenues increased to $32.9 million in the first quarter of 2011 as compared to $12.2 million in the first quarter of 2010.  Intersegment revenues included $31.4 million and $10.5 million in 2011 and 2010, respectively, pertaining to Taurus II launch vehicle production work in our launch vehicles segment for the Commercial Orbital Transportation Services (“COTS”) program that is being conducted by our advanced space programs segment.

The CRS contract accounted for 21% of consolidated revenues in the first quarter of 2011.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $67.7 million in the first quarter of 2011, an increase of $11.8 million, or 21%, compared to the first quarter of 2010, attributable to increased activity.

Our 2010 acquisition generated $20.2 million of revenues in the first quarter of 2011, including $13.8 million reported in our satellites and space systems segment and $6.4 million reported in our advanced space programs segment.

Cost of Revenues - Our cost of revenues was $271.0 million in the first quarter of 2011, an increase of $43.1 million, or 19%, compared to the first quarter of 2010.  Cost of revenues includes the cost of personnel, materials, subcontractors and overhead.  The increase in our cost of revenues was primarily attributable to the increases in contract activity that drove the growth in revenues described above.  Cost of revenues in the satellites and space systems segment increased $47.4 million, or 57%, in the first quarter of 2011 compared to the first quarter of 2010.  Cost of revenues in the launch vehicles segment increased $22.4 million, or 31%, in the first quarter of 2011 compared to the first quarter of 2010.  Cost of revenues in the advanced space programs segment decreased $5.9 million, or 7%, in the first quarter of 2011 compared to the first quarter of 2010.  Eliminations of intersegment cost of revenues increased $20.7 million in the first quarter of 2011 attributable to the increase in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $17.1 million, or 5% of revenues, in the first quarter of 2011, a $13.1 million decrease compared to $30.2 million, or 10% of revenues, in the first quarter of 2010.  The majority of our research and development expenses in the first quarter of 2011 and 2010 were attributable to the COTS program and our Taurus II launch vehicle development program.

In connection with the COTS agreement with NASA, we are designing, building and demonstrating a new space transportation system.  Under the COTS agreement, as amended, as of March 31, 2011, NASA has agreed to pay us $288 million in cash milestone payments, partially funding our program costs which are currently estimated to be approximately $430 million.  During the first quarter of 2011, NASA agreed to increase its funding by $98 million under the COTS agreement and we agreed to carry out a Taurus II test flight under the program in addition to the demonstration flight that was already planned.  We expect to complete the COTS program in the fourth quarter of 2011.

The COTS program is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS program research and development expenses, including associated general and administrative expenses.  As of March 31, 2011, deferred revenue and customer advances on our balance sheet included $11.3 million of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  The following table summarizes the COTS program costs incurred and amounts funded by NASA recorded in research and development expenses (in millions):

			Inception
	First Quarter		to March 31,
	2011	2010	2011
Research and development costs incurred (1)	$42.0	$28.2	$301.1
Less - amounts funded by NASA	34.1	14.9	186.4
Net research and development expenses	$7.9	$13.3	$114.7
(1) Includes associated general and administrative expenses

Research and development expenses attributable to our Taurus II launch vehicle development program were $7.1 million and $15.2 million in the first quarter of 2011 and 2010, respectively.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Taurus II development program are allowable, although the U.S. Government has not yet made a final determination.  Since the inception of the Taurus II program through March 31, 2011, we have incurred $126.3 million of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

In the first quarter of 2010, we recognized $5.3 million of research and development expenses in excess of a self-imposed ceiling on the amount of such expenses that we would recover under our U.S. Government contracts, although we believe that such expenses would otherwise be allowable and recoverable under U.S. Government contracting regulations and accounting practices.  There were no unrecoverable research and development expenses in the first quarter of 2011.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $19.4 million and $20.8 million, or 6% and 7% of revenues, in the first quarter of 2011 and 2010, respectively.  Selling, general and administrative expenses include the cost of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses decreased $1.4 million, or 6%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to a decrease in bid, proposal and marketing costs pertaining to new business prospects.

Operating Income - Our consolidated operating income was $10.1 million in the first quarter of 2011, a decrease of $7.2 million, or 42%, compared to the first quarter of 2010 due to operating income decreases in our launch vehicles and advanced space programs segments, partially offset by higher operating income in our satellites and space systems segment.  Launch vehicles segment operating income decreased $9.6 million primarily due to an approximately $12.0 million operating income reduction resulting from the Taurus XL launch failure discussed above.  The effect of the launch failure was partially offset by the absence in 2011 of unrecovered Taurus II research and development expenses that were recognized in the first quarter of 2010 in the launch vehicles segment.  Advanced space programs segment operating income decreased $0.3 million, or 5%, primarily due to the same factors that contributed to the reduction in segment revenues, partially offset by the absence in 2011 of unrecovered research and development expenses that were recognized in the first quarter of 2010.  Satellites and space systems segment operating income increased $2.6 million, or 34%, primarily due to increased activity on communications satellite contracts and science and remote sensing satellite contracts, including contracts of the 2010 acquisition.

Total operating income from the CRS contract was $3.5 million in the first quarter of 2011, an increase of $0.7 million, or 25%, attributable to increased activity.  The 2010 acquisition generated $2.2 million of operating income in the first quarter of 2011.

Interest Income and Other - Interest income and other was $11.5 million in the first quarter of 2011, compared to $0.3 million in the first quarter of 2010.  Interest income and other in the first quarter of 2011 included the recognition of an $11.3 million insurance recovery pertaining to the Taurus XL launch failure discussed above.

Interest Expense - Interest expense was $2.5 million and $2.4 million in the first quarter of 2011 and 2010, respectively, attributable primarily to our long-term convertible debt.

Income Tax Provision - Our income tax provision was $6.7 million in the first quarter of 2011, compared to $6.1 million in the first quarter of 2010.  The effective tax rate for the first quarter of 2011 and 2010 was 35.3% and 39.6%, respectively.  Our income tax provision in the first quarter of 2011 reflects the effect of federal research and development tax credit legislation that was re-enacted in the fourth quarter of 2010.

Net Income - Net income was $12.3 million and $9.3 million, or $0.21 and $0.16 diluted earnings per share, in the first quarter of 2011 and 2010, respectively.

Segment Results for the Quarters Ended March 31, 2011 and 2010

Our products and services are grouped into three reportable segments: launch vehicles, satellites and space systems and advanced space programs.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 2 to the consolidated financial statements in this Form 10-Q.

Launch Vehicles

Launch vehicles segment operating results were as follows:

	First Quarter
(in thousands, except percentages)	2011	2010	% Change
Revenues	$105,273	$100,342	5%
Operating income	(5,049)	4,531	NM
Operating margin	(4.8%)	4.5%

Segment Revenues - Launch vehicles segment revenues increased $4.9 million, or 5%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increased production work on space launch vehicle contracts, partially offset by decreased activity on missile defense interceptor and target launch vehicle contracts.  Space launch vehicle revenues grew $13.8 million, or 30%, primarily due to a $23.3 million increase in Taurus II launch vehicle revenues attributable to increased activity.  Taurus II launch vehicle revenues were $49.5 million and $26.2 million in the first quarter of 2011 and 2010, respectively, which included $31.4 million and $10.5 million, respectively, related to the COTS program and $18.1 million and $15.7 million, respectively, related to the CRS contract.  Taurus II launch vehicle revenues accounted for 47% and 26% of total launch vehicles segment revenues in the first quarter of 2011 and 2010, respectively.  The increase in Taurus II launch vehicle revenues was partially offset by a $5.9 million reduction in Taurus XL launch vehicle revenues, primarily attributable to an $11.3 million adjustment to reduce revenue resulting from the loss of the mission success incentive due to the Taurus XL launch failure discussed above and by lower Minotaur space launch vehicle revenues.  Interceptor launch vehicle revenues decreased $3.6 million, or 13%, primarily due to decreased activity on our Ground-based Midcourse Defense contract in the first quarter of 2011.  Target launch vehicles revenues decreased $2.6 million, or 11%, primarily due to a decline in activity on certain contracts.

Segment Operating Income - Operating income in the launch vehicles segment decreased $9.6 million in the first quarter of 2011 compared to the first quarter of 2010 primarily due an approximately $12.0 million operating income reduction resulting from the Taurus XL launch failure discussed above.  The effect of the launch failure was partially offset by the absence in 2011 of $3.2 million of unrecovered Taurus II research and development expenses that were recognized in the first quarter of 2010.  There were no unrecoverable research and development expenses in the first quarter of 2011.  Operating income from interceptor launch vehicle contracts was $2.7 million and $2.2 million in the first quarter of 2011 and 2010, respectively.  Operating income from Taurus II launch vehicle production work for the CRS contract was $1.0 million and $0.8 million in the first quarter of 2011 and 2010, respectively.  This segment does not recognize any profit pertaining to its Taurus II production work for the COTS program that is conducted by our advanced space programs segment.

Launch vehicles segment operating margin (as a percentage of revenues) was (4.8%) and 4.5% in the first quarter of 2011 and 2010, respectively.  This decrease was primarily due to the effect of the Taurus XL launch failure discussed above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

	First Quarter
(in thousands, except percentages)	2011	2010	% Change
Revenues	$152,659	$100,521	52%
Operating income	10,310	7,707	34%
Operating margin	6.8%	7.7%

Segment Revenues - Satellites and space systems segment revenues increased $52.1 million, or 52%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increased activity on communications satellite contracts, science and remote sensing satellite contracts, including contracts acquired in our 2010 acquisition, and space technical services contracts.  Communications satellite revenues increased $25.2 million, or 33%, principally attributable to activity on recently awarded contracts.  Communications satellite revenues accounted for 66% and 76% of total segment revenues in the first quarter of 2011 and 2010, respectively.  Science and remote sensing satellite revenues increased $19.4 million, or 234%, primarily due to production work on recently awarded contracts and included $13.8 million generated by our 2010 acquisition.  Revenues from space technical services contracts increased $7.7 million primarily due to production work on recently awarded contracts.

Segment Operating Income - Operating income in the satellites and space systems segment increased $2.6 million, or 34%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to a $2.2 million increase in science and remote sensing satellite operating income, including $1.8 million of operating income generated by contracts acquired in our 2010 acquisition.  Communications satellite operating income increased $0.6 million, or 11%, primarily due to activity on recently awarded contracts, partially offset by approximately $0.7 million of costs incurred in 2011 to conclude the investigation and resolution of the Galaxy 15 satellite anomaly that occurred in April 2010 and by profit adjustments on certain other communication satellite contracts.  Communications satellite operating income accounted for 60% and 72% of total segment operating income in the first quarter of 2011 and 2010, respectively.

Satellites and space systems segment operating margin (as a percentage of revenues) were 6.8% and 7.7% in the first quarter of 2011 and 2010, respectively.  This decrease was primarily due to costs incurred in 2011 associated with the Galaxy 15 satellite anomaly resolution mentioned above and profit adjustments on certain other communication satellite contracts.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	First Quarter
(in thousands, except percentages)	2011	2010	% Change
Revenues	$92,710	$107,543	(14%	)
Operating income	4,855	5,127	(5%	)
Operating margin	5.2%	4.8%

Segment Revenues - Advanced space programs segment revenues decreased $14.8 million, or 14%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an $18.4 million decrease in revenues on the Orion LAS contract that was terminated for convenience by the customer in the second quarter of 2010.  National security satellite contract revenues decreased $5.5 million primarily due to a decrease in activity on existing national security satellite contracts partially offset by $6.4 million of revenues attributable to contracts acquired in our 2010 acquisition.  CRS contract revenues increased $9.3 million in the first quarter of 2011 compared to the first quarter of 2010.  The CRS contract accounted for 53% and 37% of total segment revenues in the first quarter of 2011 and 2010, respectively.

Segment Operating Income - Operating income in the advanced space programs segment decreased $0.3 million, or 5%, primarily due to the same factors that contributed to the reduction in segment revenues, partially offset by the absence in 2011 of $2.1 million of unrecovered research and development expenses that were recognized in the first quarter of 2010.  There were no unrecoverable research and development expenses in the first quarter of 2011.

This segment’s operating margin (as a percentage of revenues) was 5.2% and 4.8% in the first quarter of 2011 and 2010, respectively.  The increase in operating margin in the first quarter of 2011 was primarily due to improved margins on national security satellite contracts and the absence in 2011 of unrecovered research and development expenses that were recognized in the first quarter of 2010.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $32.9 million and $12.2 million in the first quarter of 2011 and 2010, respectively.  The increase in intersegment revenue eliminations is due to Taurus II production work performed in the launch vehicles segment for the COTS research and development program that is being conducted in the advanced space programs segment.  Taurus II revenues for the COTS program which were reported as intersegment revenues in our launch vehicles segment totaled $31.4 million and $10.5 million in the first quarter of 2011 and 2010, respectively.

Backlog

Our firm backlog was approximately $2.3 billion and $2.0 billion at March 31, 2011 and December 31, 2010, respectively.  While there can be no assurance, we expect to convert approximately $1.0 billion of the March 31, 2011 firm backlog into revenue during the remainder of 2011.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $5.6 billion at March 31, 2011 and $4.6 billion at December 31, 2010.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow from operating activities in the first quarter of 2011 was $28.1 million, as compared to $4.8 million in the first quarter of 2010.  The increase in operating cash flows resulted primarily from an increase in the net effect of changes in working capital and certain other assets and liabilities, in addition to the effect of increased net income in the first quarter of 2011.  During the first quarter of 2011, changes in working capital and certain other assets and liabilities used $1.4 million of cash, compared to a $16.8 million use of cash in the first quarter of 2010.  In the first quarter of 2011, receivables increased by $67.1 million, primarily due to an increase in unbilled receivables pertaining to the CRS contract.  Under the terms of the CRS contract, a substantial percentage of the customer cash receipts are billable and collectible only upon the successful launch of each vehicle, the first of which is scheduled to occur in 2012.  This use of cash was offset by a $52.3 million source of cash from an increase in accounts payable and accrued expenses primarily due to favorable timing of certain cash disbursements, and a $12.7 million increase in deferred revenues and customer advances due to cash proceeds received in advance of contract performance, primarily on the COTS program and certain communications satellite contracts.

Cash Flow from Investing Activities

Cash used in investing activities was $17.3 million and $15.1 million in the first quarter of 2011 and 2010, respectively, and was entirely attributable to capital expenditures.  The increase in capital expenditures is primarily due to the acquisition of equipment to support our Taurus II, COTS and CRS programs.

Cash Flow from Financing Activities

Cash provided by financing activities in the first quarter of 2011 was $1.4 million, as compared to $9.4 million in the first quarter of 2010.  During the first quarter of 2011 and 2010, we received $0.8 million and $7.9 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.

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

Credit Facility - We have a $100 million revolving secured credit facility (the “Credit Facility”), with the option to increase the amount of the Credit Facility up to $175 million to the extent that any one or more lenders commit to be a lender for such additional amount.  At our election, loans under the Credit Facility bear interest at either (i) LIBOR plus a margin ranging from 0.75% to 1.25%, with the applicable margin varying according to our total leverage ratio, or (ii) at a prime rate.  The Credit Facility expires in 2012 and is secured by substantially all of our assets.  Up to $75 million of the Credit Facility may be reserved for letters of credit.  As of March 31, 2011, there were no borrowings under the Credit Facility, although $18.3 million of letters of credit were issued under the Credit Facility.  Accordingly, as of March 31, 2011, $81.7 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of March 31, 2011, we were in compliance with all of these covenants.

Available Cash and Future Funding

At March 31, 2011, we had $264.6 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  However, there can be no assurance that this will be the case.  We believe that we will continue to incur significant costs during the remainder of 2011 related to the Taurus II and COTS research and development programs.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

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

We did not repurchase any shares of our common stock during the quarters ended March 31, 2011 and 2010.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of March 31, 2011, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At March 31, 2011, we had $1.7 million of receivables denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency.  At March 31, 2011, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of March 31, 2011, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at March 31, 2011 was $156 million.  The fair value was determined based on market prices quoted by a broker-dealer.

We believe that our exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant.  As of March 31, 2011, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.9 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $9.8 million at March 31, 2011.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

ORBITAL SCIENCES CORPORATION

DATED: April 28, 2011	By:	/s/ David W. Thompson
David W. Thompson
Chairman and Chief Executive Officer

DATED: April 28, 2011	By:	/s/ Garrett E. Pierce
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