Form 10-Q
period 2011-06-30
ORBITAL SCIENCES CORP /DE/
filed 2011-07-29
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

As of July 26, 2011, 58,459,394 shares of the registrant’s Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$286,742	$252,415
Receivables, net	447,418	326,543
Inventories	52,531	56,217
Deferred income taxes, net	34,260	24,348
Other current assets	8,067	18,111
Total current assets	829,018	677,634
Investments	9,700	8,600
Property, plant and equipment, net	249,061	232,706
Goodwill	75,261	74,747
Deferred income taxes, net	33,923	47,806
Other non-current assets	27,294	21,043
Total assets	$1,224,257	$1,062,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$298,164	$248,835
Deferred revenues and customer advances	183,960	112,182
Total current liabilities	482,124	361,017
Long-term obligations	128,308	125,535
Other non-current liabilities	5,764	7,367
Total liabilities	616,196	493,919
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 58,458,374 and
58,239,875 shares outstanding, respectively	585	582
Additional paid-in capital	562,931	558,015
Accumulated other comprehensive loss	(1,038)	(2,011)
Retained earnings	45,583	12,031
Total stockholders’ equity	608,061	568,617
Total liabilities and stockholders’ equity	$1,224,257	$1,062,536

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$350,599	$337,726	$668,302	$633,916
Cost of revenues	282,758	271,297	553,798	499,199
Research and development expenses	23,432	30,268	40,567	60,431
Selling, general and administrative expenses	21,602	23,933	41,013	44,693
Income from operations	22,807	12,228	32,924	29,593
Interest income and other	703	408	12,192	746
Interest expense	(2,804)	(2,341)	(5,337)	(4,702)
Income before income taxes	20,706	10,295	39,779	25,637
Income tax benefit (provision)	511	(3,950)	(6,227)	(10,024)
Net income	$21,217	$6,345	$33,552	$15,613

Basic income per share	$0.36	$0.11	$0.57	$0.27

Diluted income per share	$0.36	$0.11	$0.56	$0.27

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net income	$33,552	$15,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,476	11,393
Deferred income taxes	4,055	7,170
Stock-based compensation and other	7,102	6,188
Changes in assets and liabilities, net of effect of acquisition	6,777	(93,584)
Net cash provided by (used in) operating activities	67,962	(53,220)

Investing Activities:
Capital expenditures	(32,774)	(33,591)
Payment for business acquisition	—	(55,000)
Net cash used in investing activities	(32,774)	(88,591)

Financing Activities:
Net proceeds from issuances of common stock	1,364	10,311
Debt issuance costs	(2,938)	—
Tax benefit of stock-based compensation	713	1,958
Net cash (used in) provided by financing activities	(861)	12,269

Net increase (decrease) in cash and cash equivalents	34,327	(129,542)
Cash and cash equivalents, beginning of period	252,415	372,986
Cash and cash equivalents, end of period	$286,742	$243,444

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
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

The company has evaluated subsequent events in accordance with U.S. GAAP.  Management has evaluated the events and transactions that have occurred through the date the financial statements were issued, and noted no items requiring adjustment or disclosure in the financial statements.  Operating results for the quarter ended June 30, 2011 are not necessarily indicative of the results expected for the full year.

(2)  Business Acquisition and Goodwill

On April 2, 2010, the company acquired certain assets and liabilities of the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation (the “Seller”), for $55 million in cash, subject to a potential working capital adjustment.  The company’s consolidated financial statements reflect the operations of the acquired business since the date of acquisition.  The company and the Seller are each disputing the other party’s claim for a purchase price adjustment based on the calculation of working capital as of the closing date.

The allocation of the purchase price for the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition using established valuation techniques.  The company may recognize changes to the acquired assets or liabilities as a result of a working capital adjustment or if new information is obtained about facts and circumstances that existed as of the acquisition date.  During the quarter ended June 30, 2011, the company recorded an additional $0.5 million of goodwill related to the update of purchase accounting associated with the acquisition.

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Launch Vehicles:
Revenues(1)	$131,367	$95,702		$236,640	$196,044
Operating income	6,870	3,469		1,821	8,000
Identifiable assets	200,116	212,360	(2)	200,116	212,360	(2)
Capital expenditures	10,184	12,209		20,696	22,425
Depreciation and amortization	3,952	1,808		7,272	3,614
Satellites and Space Systems:
Revenues(1)	$138,174	$139,423		$290,833	$239,944
Operating income	8,474	7,512		18,784	15,219
Identifiable assets	293,661	268,804	(2)	293,661	268,804	(2)
Capital expenditures	2,016	1,797		3,845	3,327
Depreciation and amortization	2,805	2,515		5,516	4,780
Advanced Space Programs:
Revenues(1)	$103,188	$120,926		$195,898	$228,469
Operating income	7,463	2,867		12,319	7,994
Identifiable assets	307,228	188,184	(2)	307,228	188,184	(2)
Capital expenditures	2,480	3,672		7,196	6,182
Depreciation and amortization	118	116		235	119
Corporate and Other:
Revenues(1)	$(22,130)	$(18,325)		$(55,069)	$(30,541)
Operating loss	—	(1,620	) (3)	—	(1,620	) (3)
Identifiable assets	423,252	393,188	(2)	423,252	393,188	(2)
Capital expenditures	778	816		1,037	1,657
Depreciation and amortization	1,754	1,711		3,453	2,880
Consolidated:
Revenues	$350,599	$337,726		$668,302	$633,916
Operating income	22,807	12,228		32,924	29,593
Identifiable assets	1,224,257	1,062,536	(2)	1,224,257	1,062,536	(2)
Capital expenditures	15,458	18,494		32,774	33,591
Depreciation and amortization	8,629	6,150		16,476	11,393

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Launch Vehicles	$20.3	$16.5	$51.7	$27.0
Satellites and Space Systems	1.3	1.5	2.5	2.8
Advanced Space Programs	0.5	0.3	0.9	0.7
Total intersegment revenues	$22.1	$18.3	$55.1	$30.5

(2)    As of December 31, 2010.
(3)	The corporate and other operating loss in 2010 is comprised solely of transaction expenses incurred in connection with a business acquisition (see Note 2).

(4)  Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows (in thousands, except per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
Numerator	2011	2010	2011	2010
Net income	$21,217	$6,345	$33,552	$15,613
Percentage allocated to shareholders (1)	98.9%	99.2%	98.9%	99.2%
Numerator for basic and diluted earnings per share	$20,984	$6,294	$33,183	$15,488

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	58,422	57,682	58,361	57,373
Dilutive effect of stock options	454	667	472	729
Denominator for diluted earnings per share	58,876	58,349	58,833	58,102

Per share income
Basic	$0.36	$0.11	$0.57	$0.27
Diluted	0.36	0.11	0.56	0.27
_________________________

(1) Basic weighted-average shares outstanding	58,422	57,682	58,361	57,373
Basic weighted-average shares outstanding and
unvested restricted share units expected to vest	59,096	58,155	59,039	57,847
Percentage allocated to shareholders	98.9%	99.2%	98.9%	99.2%

The calculation of EPS shown above excludes the income attributable to the company’s unvested restricted stock units (“RSUs”) from the numerator and excludes the impact of those units from the denominator.

For the quarter and six months ended June 30, 2011, diluted weighted-average shares outstanding included the effect of all stock options.  For the quarter and six months ended June 30, 2010, diluted weighted-average shares outstanding excluded the effect of less than 0.1 million of stock options that were anti-dilutive.  Diluted weighted-average shares outstanding also excluded the effect of the RSUs and the company’s $143.8 million of 2.4375% convertible senior subordinated notes that were anti-dilutive.

(5)  Receivables

Receivables consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Billed	$61,774	$56,035
Unbilled	385,644	270,508
Total	$447,418	$326,543

As of June 30, 2011 and December 31, 2010, unbilled receivables included $14.3 million and $14.9 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.  In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of June 30, 2011, the company could be required to refund up to approximately $18.2 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

(6)  Inventories

Total inventories were $52.5 million at June 30, 2011 and $56.2 million at December 31, 2010.  Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.  The company had no significant allowances for obsolete inventory as of June 30, 2011 and December 31, 2010.

(7)  Investments

As of June 30, 2011, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 14 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	June 30, 2011			December 31, 2010
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$(250)	$6,900	$7,150	$(450)	$6,700
Equity(1)	2,000	800	2,800	2,000	(100)	1,900
Total	$9,150	$550	$9,700	$9,150	$(550)	$8,600

(1)  As of June 30, 2011 and December 31, 2010, cost and fair value of the two preferred stock investments were $0.

The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Debt Securities
Fair value at beginning of period	$6,800	$10,500	$6,700	$10,900
Temporary impairment credits (charges), net	100	—	200	(400)
Fair value at end of period	$6,900	$10,500	$6,900	$10,500

Equity Securities
Fair value at beginning of period	$2,400	$2,100	$1,900	$2,200
Temporary impairment credits (charges), net	400	—	900	(100)
Fair value at end of period	$2,800	$2,100	$2,800	$2,100

Total
Fair value at beginning of period	$9,200	$12,600	$8,600	$13,100
Temporary impairment credits (charges), net	500	—	1,100	(500)
Fair value at end of period	$9,700	$12,600	$9,700	$12,600

There was no sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through June 30, 2011, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

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

(8)  Debt

Convertible Notes

On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15.  As of June 30, 2011 and December 31, 2010, the net carrying amount of the convertible notes was $128.3 million and $125.5 million, respectively, and the related unamortized debt discount was $15.5 million and $18.3 million, respectively.

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

The fair value of the company’s convertible notes at June 30, 2011 and December 31, 2010 was estimated at $149.0 million and $150.2 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer.

Credit Facility

In June 2011, the company entered into a five-year $300 million revolving secured credit facility (“Credit Facility”), which replaced the company’s $100 million revolving credit facility that was established in 2007.  All letters of credit outstanding under the terminated credit facility were transferred to the Credit Facility.  The Credit Facility has a scheduled maturity date of June 7, 2016.  The company’s obligations under the Credit Facility are secured by substantially all of the company’s personal property assets.

The Credit Facility provides capacity for up to $300 million of revolving loans and permits the company to utilize up to $125 million of such capacity for the issuance of standby letters of credit.  The company has the option to increase the amount of the Credit Facility by up to $150 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such amount.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to the company’s total leverage ratio, or, at the election of the company, at a prime base rate plus 0.75% to 1.50%.  Letters of credit issued under the Credit Facility accrue fees at a rate equal to the applicable margin for LIBOR loans.  In addition, the company is required to pay a commitment fee for the unused portion of the Credit Facility, if any, at a quarterly rate ranging from 0.30% to 0.50%.

As of June 30, 2011, there were no borrowings under the Credit Facility, although $17.7 million of letters of credit were issued under the Credit Facility.  Accordingly, as of June 30, 2011, $282.3 million of the Credit Facility was available for borrowings.

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

(9)  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$21,217	$6,345	$33,552	$15,613
Unrealized gain (loss) on investments	500	—	1,100	(500)
Defined benefit plans, net of tax	(155)	(447)	(127)	(281)
Total comprehensive income	$21,562	$5,898	$34,525	$14,832

(10)  Stock-Based Compensation

The following tables summarize information related to the company’s stock-based compensation:

	Restricted Stock Units		Stock Options
		Weighted Average		Weighted Average
	Number of	Measurement	Number of	Exercise
	Units	Date Fair Value	Options	Price
Outstanding at December 31, 2010	684,674	$16.38	1,226,582	$6.46
Granted (1)	26,860	17.47	—	—
Exercised	—	—	(135,971)	4.60
Vested	(35,107)	16.59	—	—
Forfeited	(8,145)	16.73	—	—
Expired	—	—	(5,648)	4.14
Outstanding at June 30, 2011	668,282	$16.41	1,084,963 (2)	$6.70

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 1.85 years.

	Quarters Ended June 30,
(in millions)	2011	2010
Stock-based compensation expense	$1.5	$1.7
Income tax benefit related to stock-based compensation expense	0.5	0.7
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	0.5	1.2
Cash received from exercise of options	0.1	2.2
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	0.2	0.4

	Six Months Ended June 30,
(in millions)	2011	2010
Stock-based compensation expense	$2.9	$3.5
Income tax benefit related to stock-based compensation expense	0.9	1.4
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	1.8	5.4
Cash received from exercise of options	0.6	9.7
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	0.7	2.0

As of
(in millions)	June 30, 2011
Shares of common stock available for grant under stock-based incentive plans	1.3
Aggregate intrinsic value of restricted stock units that are expected to vest	$11.3
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 1.80 years	6.1
Aggregate intrinsic value of stock options outstanding, all fully vested	11.0

(11)  Research and Development

In the first quarter of 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo and supplies to the International Space Station.  Under the agreement, as amended, NASA has agreed to pay the company $288 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $445 million.  The company expects to complete this project in the first quarter of 2012.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses, including associated general and administrative expenses.  As of June 30, 2011 and December 31, 2010, deferred revenue and customer advances on the accompanying balance sheet included $49.9 million and $25.2 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  The following table summarizes the COTS project research and development expenses incurred and amounts funded by NASA (in millions):

	Second Quarter		First Six Months		Inception
	2011	2010	2011	2010	To Date
Research and development costs incurred (1)	$36.5	$38.9	$78.4	$67.2	$337.5
Less - amounts funded by NASA	25.2	18.1	59.3	33.1	211.6
Net research and development expenses	$11.3	$20.8	$19.1	$34.1	$125.9

(1) Includes associated general and administrative expenses.

The company is engaged in a major product development program of a medium-capacity rocket named Taurus II.  Approximately $8.2 million and $7.8 million of the company’s research and development expenses in the second quarter of 2011 and 2010, respectively, and $15.3 million and $23.1 million in the first six months of 2011 and 2010, respectively, were attributable to the Taurus II program.

(12)  Income Taxes

The company’s effective tax rates were 15.7% and 39.1% for the six months ended June 30, 2011 and 2010, respectively.  The lower tax rate in 2011 primarily resulted from a favorable income tax adjustment of $7.7 million recorded in the second quarter of 2011, pertaining to the company’s election to claim extraterritorial income (“ETI”) exclusions related to prior-year export activity.  The tax rate in 2011 also includes the effect of the federal research and development tax credit that was reinstated in December 2010.

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

Research and Development Expenses

The company believes that a majority of the company’s research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company’s revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company’s Taurus II development program (see Note 11) are allowable, although the U.S. Government has not yet made a final determination.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

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

In April 2011, the company negotiated a settlement with the customer, subject to U.S. Government ratification, with respect to the Kinetic Energy Interceptor contract that had been terminated in 2009.  The resolution of this matter did not have a material impact on the company’s financial statements.

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

Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2011 and 2010

Revenues - Our consolidated revenues were $350.6 million in the second quarter of 2011, an increase of $12.9 million, or 4%, compared to the second quarter of 2010 primarily due to higher revenues in the launch vehicles segment partially offset by lower revenues in the satellites and space systems and advanced space programs segments.  Launch vehicles segment revenues increased $35.7 million, or 37%, due to increased production work on Taurus II launch vehicles for the International Space Station Commercial Resupply Services (“CRS”) contract and the Commercial Orbital Transportation Services (“COTS”) program and increased activity on target launch vehicles, partially offset by decreased activity on missile defense interceptors.  Satellites and space systems segment revenues decreased $1.2 million, or 1%, due to decreased activity on science and remote sensing satellite contracts partially offset by increased activity on space technical services contracts.  Advanced space programs segment revenues decreased $17.7 million, or 15%, due to reduced activity on the CRS contract and the Orion Launch Abort System (“LAS”) contract, which was terminated in the second quarter of 2010, partly offset by increased activity on national security satellite contracts.

Eliminations of intersegment revenues increased to $22.1 million in the second quarter of 2011 as compared to $18.3 million in the second quarter of 2010.  Intersegment revenues included $20.3 million and $16.5 million in the second quarter of 2011 and 2010, respectively, pertaining to Taurus II production work in the launch vehicles segment for the COTS program that is being conducted by our advanced space programs segment.

Our consolidated revenues were $668.3 million in the first half of 2011, an increase of $34.4 million, or 5%, compared to the first half of 2010 primarily due to higher revenues in the satellites and space systems and launch vehicles segments, partially offset by lower revenues in the advanced space programs segment.  Satellites and space systems segment revenues increased $50.9 million, or 21%, due to increased activity on communications satellite contracts, space technical services contracts and science and remote sensing satellite contracts.  Launch vehicles segment revenues increased $40.6 million, or 21%, due to increased production work on Taurus II launch vehicles for the CRS and COTS programs and increased activity on target launch vehicles, partly offset by decreased activity on missile defense interceptors and on certain Minotaur space launch contracts, and the effect of the Taurus XL launch failure discussed below. Advanced space programs segment revenues decreased $32.6 million, or 14%, due to decreased activity on the CRS contract and the Orion LAS contract, which was terminated in the second quarter of 2010, partly offset by increased activity on national security satellite programs.

Eliminations of intersegment revenues increased to $55.1 million in the first six months of 2011 as compared to $30.5 million in the first six months of 2010.  Intersegment revenues included $51.7 million and $27.0 million in the first six months of 2011 and 2010, respectively, pertaining to Taurus II production work in the launch vehicles segment for the COTS program that is being conducted by our advanced space programs segment.

The CRS contract accounted for 18% and 20% of consolidated revenues in the second quarter and six months ended June 30, 2011, respectively, and 21% and 20% of consolidated revenues in the second quarter and six months ended June 30, 2010.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $64.7 million in the second quarter of 2011, a decrease of $6.9 million, or 10%, due to a particularly high level of subcontractor activity in the second quarter of 2010.  CRS contract revenues totaled $132.4 million in the first six months of 2011, an increase of $4.9 million, or 4%, due to increased overall activity.

Cost of Revenues - Our cost of revenues was $282.8 million in the second quarter of 2011, an increase of $11.5 million, or 4%, compared to the second quarter of 2010.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  The increase in our cost of revenues was primarily attributable to the increases in contract activity that drove the growth in revenues described above.  Cost of revenues in the launch vehicles segment increased $32.3 million, or 43%, while cost of revenues in the advanced space programs segment decreased $13.3 million, or 14%, and cost of revenues in the satellites and space systems segment decreased $3.8 million, or 3%, in the second quarter of 2011 compared to the second quarter of 2010.  Eliminations of intersegment cost of revenues increased $3.8 million attributable to the increase in intersegment revenues discussed above.

Our cost of revenues was $553.8 million in the first half of 2011, an increase of $54.6 million, or 11%, compared to the first half of 2010.  The increase in our year-to-date cost of revenues was primarily attributable to the increases in contract activity that drove the growth in revenues described above.  Cost of revenues in the launch vehicles segment increased $54.7 million, or 37%, and cost of revenues in the satellite and space systems segment increased $43.7 million, or 21%, which were partially offset by a decrease of $19.2 million, or 11%, in the advanced space programs segment in the first half of 2011 compared to the first half of 2010. Eliminations of intersegment cost of revenues increased $24.5 million attributable to the increase in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $23.4 million, or 7% of revenues, in the second quarter of 2011, a $6.8 million decrease compared to $30.3 million, or 9% of revenues, in the second quarter of 2010.  Our research and development expenses totaled $40.6 million, or 6% of revenues, in the first half of 2011, a $19.9 million decrease compared to $60.4 million, or 10% of revenues, in the first half of 2010.  The majority of our research and development expenses in 2011 and 2010 were attributable to the COTS program and our Taurus II launch vehicle development program.

In connection with the COTS agreement with NASA, we are designing, building and demonstrating a new space transportation system.  Under the COTS agreement, as amended, NASA has agreed to pay us $288 million in cash milestone payments, partially funding our program costs which are currently estimated to be approximately $445 million.  During the first quarter of 2011, NASA agreed to increase its funding by $98 million under the COTS agreement for a Taurus II test flight in addition to the demonstration flight that was already planned under the program.  This additional test flight is intended to provide greater information on the Taurus II rocket’s performance.  We expect to complete the COTS program in the first quarter of 2012.

The COTS program is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses, including associated general and administrative expenses.  As of June 30, 2011, deferred revenue and customer advances on our balance sheet included $49.9 million of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  The following table summarizes the COTS program costs incurred and amounts funded by NASA recorded in research and development expenses (in millions):

	Second Quarter		First Six Months		Inception
	2011	2010	2011	2010	To Date
Research and development costs incurred (1)	$36.5	$38.9	$78.4	$67.2	$337.5
Less - amounts funded by NASA	25.2	18.1	59.3	33.1	211.6
Net research and development expenses	$11.3	$20.8	$19.1	$34.1	$125.9

(1)  Includes associated general and administrative expenses.

Research and development expenses attributable to our Taurus II launch vehicle development program were $8.2 million and $7.8 million in the second quarter of 2011 and 2010, respectively, and were $15.3 million and $23.1 million in the first six months of 2011 and 2010, respectively.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Taurus II development program are allowable, although the U.S. Government has not yet made a final determination.  Since the inception of the Taurus II program through June 30, 2011, we have incurred $134.5 million of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

In the second quarter and first half of 2010, we recognized $5.1 million and $10.3 million, respectively, of research and development expenses in excess of a self-imposed ceiling on the amount of such expenses that we would recover under our U.S. Government contracts, although we believe that such expenses would otherwise be allowable and recoverable under U.S.

Government contracting regulations and accounting practices.  There were no unrecoverable research and development expenses incurred in 2011.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $21.6 million and $23.9 million, or 6% and 7% of revenues, in the second quarter of 2011 and 2010, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses decreased $2.3 million, or 10%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the absence of $1.6 million of transaction expenses incurred in 2010 in connection with a business acquisition, and a decrease in bid, proposal and marketing costs pertaining to new business prospects.

Selling, general and administrative expenses were $41.0 million and $44.7 million, or 6% and 7% of revenues, in the first half of 2011 and 2010, respectively.  Selling, general and administrative expenses decreased $3.7 million, or 8%, in the first half of 2011 primarily due to a decrease in bid, proposal and marketing costs pertaining to new business prospects and the absence of $1.6 million of transaction expenses incurred in 2010 in connection with a business acquisition.

Operating Income - Operating income was $22.8 million in the second quarter of 2011, an increase of $10.6 million, or 87%, compared to the second quarter of 2010 due to operating income increases in all of our business segments.  Advanced space programs segment operating income increased $4.6 million primarily due to increased activity on national security satellite contracts and the absence of $3.3 million of unrecovered research and development expenses that were recognized in the second quarter of 2010.  Launch vehicles segment operating income increased $3.4 million primarily due to the absence of $1.8 million of unrecovered research and development expenses that were recognized in the second quarter of 2010, in addition to favorable profit adjustments on missile defense interceptor contracts and increased activity on target launch vehicle contracts.  Satellites and space systems segment operating income increased $1.0 million due to improved results from communications satellite contracts, partially offset by the reduction in activity on science and remote sensing satellite contracts.  Communications satellite operating income increased primarily due to the absence of $2.5 million of costs incurred in the second quarter of 2010 pertaining to the successful resolution of the Galaxy 15 satellite anomaly that occurred in April 2010.  Operating income in the second quarter of 2010 also included $1.6 million of transaction expenses attributable to a business acquisition.

Operating income was $32.9 million in the first half of 2011, an increase of $3.3 million, or 11%, compared to the first half of 2010 due to operating income increases in our advanced space programs and satellite and space systems segments, partially offset by a decrease in operating income in our launch vehicles segment.  Advanced space programs segment operating income increased $4.3 million primarily due to increased activity on national security satellite contracts and the absence of $5.4 million of unrecovered research and development expenses that were recognized in 2010.  Satellites and space systems segment operating income increased $3.6 million due to improved results from communications satellite contracts and increased activity on science and remote sensing satellite contracts.  Communications satellite operating income increased primarily due to the $1.8 million reduction in costs pertaining to the successful resolution of the Galaxy 15 satellite anomaly discussed above.  Launch vehicles segment operating income decreased $6.2 million primarily due to an approximately $12.2 million operating income reduction resulting from a Taurus XL launch failure during the first quarter of 2011 discussed below.  The effect of the launch failure was partially offset by the absence in 2011 of $4.9 million of unrecovered research and development expenses that were recognized in 2010.  Operating income in 2010 also included $1.6 million of transaction expenses attributable to a business acquisition.

On March 4, 2011, our Taurus XL rocket, which was carrying the Glory scientific satellite that we had built for NASA, experienced a launch failure.  As a result, in the first quarter of 2011, we recorded an $11.3 million adjustment to reduce revenue and operating profit on the Taurus contract pertaining to a mission success incentive that was not earned.  The unearned mission success incentive was recovered under an insurance policy.  We recorded an $11.3 million insurance recovery accrual reported as “other income” in the first quarter of 2011.

Total operating income from the CRS contract was $3.3 million in the second quarter of 2011, a decrease of $0.2 million due to a particularly high level of subcontractor activity in the second quarter of 2010.  Total operating income from the CRS contract was $6.7 million in the first half of 2011, an increase of $0.5 million compared to the first half of 2010.

Interest Income and Other - Interest income and other was $0.7 million in the second quarter of 2011, compared to $0.4 million in the second quarter of 2010.  Interest income and other was $12.2 million in the first half of 2011, compared to $0.7 million in the first half of 2010.  Interest income and other in the first half of 2011 included the $11.3 million insurance recovery pertaining to the Taurus XL launch failure discussed above.

Interest Expense - Interest expense was $2.8 million and $2.3 million in the second quarter of 2011 and 2010, respectively, and was $5.3 million and $4.7 million in the first half of 2011 and 2010, respectively, primarily attributable to interest on our long-term debt.

Income Tax Benefit (Provision) - We recorded an income tax benefit of $0.5 million in the second quarter of 2011, compared to an income tax provision of $4.0 million in the second quarter of 2010.   We recorded income tax provisions of $6.2 million and $10.0 million in the first half of 2011 and 2010, respectively.  Our effective income tax rate was 15.7% and 39.1% for the first half of 2011 and 2010, respectively.  The reduction in income taxes was largely due to a favorable income tax adjustment of $7.7 million recorded in the second quarter of 2011 pertaining to our election to claim extraterritorial income (“ETI”) exclusions related to export activities in certain prior years.  In addition, income taxes in 2011 reflected federal research and development tax credits as a result of legislation that was re-enacted in the fourth quarter of 2010.

Net Income - Our net income was $21.2 million, or $0.36 diluted earnings per share, and $6.3 million, or $0.11 diluted earnings per share, in the second quarter of 2011 and 2010, respectively, and was $33.6 million, or $0.56 diluted earnings per share, and $15.6 million, or $0.27 diluted earnings per share, in the first half of 2011 and 2010, respectively.

Segment Results for the Quarters and Six Months Ended June 30, 2011 and 2010

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

Launch Vehicles

Launch vehicles segment operating results were as follows:

	Second Quarter			First Six Months
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Revenues	$131,367	$95,702	37%	$236,640	$196,044	21%
Operating income	6,870	3,469	98%	1,821	8,000	(77%	)
Operating margin	5.2%	3.6%		0.8%	4.1%

Segment Revenues - Launch vehicles segment revenues increased $35.7 million, or 37%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increased activity on space launch vehicles, driven by Taurus II launch vehicles for the CRS contract and the COTS program, and increased activity on target launch vehicles, partially offset by decreased activity on missile defense interceptors.  Space launch vehicle revenues grew $23.7 million primarily due to an $18.2 million increase in Taurus II launch vehicle revenues attributable to increased activity.  Taurus II launch vehicle revenues were $52.5 million and $34.3 million in the second quarter of 2011 and 2010, respectively, which included $32.2 million and $17.8 million, respectively, related to the CRS contract and $20.3 million and $16.5 million, respectively, related to the COTS program.  Target launch vehicle revenues increased $15.8 million, or 74%, primarily due to recently awarded contracts.  Interceptor launch vehicle revenues decreased $3.6 million due to decreased activity on our Ground-based Midcourse Defense contract in the second quarter of 2011.

   Launch vehicles segment revenues increased $40.6 million, or 21%, in the first half of 2011 compared to the first half of 2010 principally due to the same factors that impacted our second quarter results, namely increased activity on space launch vehicles, driven by Taurus II launch vehicles, and increased activity on target launch vehicles, partially offset by decreased activity on missile defense interceptors.  Space launch vehicle revenues increased $37.5 million in the first half of 2011 primarily due to increased production work on Taurus II launch vehicles partially offset by decreased activity on Minotaur space launch vehicles and the effect of the March 2011 Taurus XL launch failure discussed above.  Taurus II launch vehicle revenues were $102.0 million and $60.5 million in the first half of 2011 and 2010, respectively, which included $50.3 million and $33.5 million, respectively, related to the CRS contract and $51.7 million and $27.0 million, respectively, related to the COTS program.  Target launch vehicle revenues increased $13.2 million primarily due to certain new contracts awarded in the first quarter of 2011.  Interceptor launch vehicle revenues decreased $7.2 million due to decreased activity on the Ground-based Midcourse Defense contract.

Segment Operating Income - Operating income in the launch vehicles segment increased $3.4 million, or 98%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the absence of $1.8 million of unrecovered research and development expenses that were recognized in the second quarter of 2010 and due to higher operating income from missile defense interceptor and target launch vehicles.  Operating income from missile defense interceptors increased to $3.5 million compared to $2.0 million in the second quarter of 2010, primarily due to favorable profit adjustments, including a $0.7 million favorable adjustment in connection with the close-out of the Kinetic Energy Interceptor (“KEI”) contract that had been terminated for convenience in 2009.  Operating income from Taurus II launch vehicles for the CRS contract was $1.6 million and $0.9 million in the second quarter of 2011 and 2010, respectively.  This segment does not recognize any profit pertaining to the intersegment Taurus II launch vehicle revenues associated with the COTS program, which is conducted by and reported as a research and development program in our advanced space programs segment.  These increases in operating income were partially offset by a $1.0 million reduction in operating results from Taurus launch vehicles due to costs incurred in the second quarter of 2011 associated with the investigation of the Taurus XL launch failure discussed above.

Operating income in the launch vehicles segment decreased $6.2 million, or 77%, in the first half of 2011 compared to the first half of 2010 primarily due to a $12.2 million reduction in operating income resulting from the March 2011 Taurus XL launch failure discussed above, partially offset by the same factors that drove the improvement in our second quarter results.  The operating results for the first half of 2010 were lowered by $4.9 million of unrecovered research and development expenditures, whereas there were no unrecovered research and development expenses in the first half of 2011.  Operating income from missile defense interceptor contracts increased to $6.2 million compared to $4.3 million in the first half of 2010, primarily due to the favorable profit adjustments noted above.  Operating income from Taurus II launch vehicle production work for the CRS contract was $2.6 million and $1.7 million in the first half of 2011 and 2010, respectively.  This segment does not recognize any profit pertaining to the intersegment Taurus II launch vehicle revenues associated with the COTS program, which is conducted by and reported as a research and development program in our advanced space programs segment.

Segment operating margin (as a percentage of revenues) increased to 5.2% in the second quarter of 2011 compared to 3.6% in the second quarter of 2010 primarily due to the favorable profit adjustments on missile defense interceptor contracts and the absence of unrecovered research and development expenditures in 2011.  Segment operating margin decreased in the first half of 2011 primarily due to the Taurus XL launch failure, partially offset by the absence of unrecovered research and development expenditures in 2011.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

	Second Quarter				First Six Months
($ in thousands)	2011	2010	% Change		2011	2010	% Change
Revenues	$138,174	$139,423	(1%	)	$290,833	$239,944	21%
Operating income	8,474	7,512	13%		18,784	15,219	23%
Operating margin	6.1%	5.4%			6.5%	6.3%

Segment Revenues - Satellites and space systems segment revenues decreased $1.2 million in the second quarter of 2011 compared to the second quarter of 2010 due to decreased activity on science and remote sensing satellite contracts, offset by increased activity on space technical services contracts and marginally higher communications satellite revenues.  Science and remote sensing satellite revenues decreased $7.3 million, or 26%, due to decreased contract activity.  Space technical services revenues increased $5.8 million, or 36%, primarily due to production work on a contract awarded in the third quarter of 2010.  Communications satellite revenues accounted for 68% and 67% of total segment revenues in the second quarter of 2011 and 2010, respectively.

Satellites and space systems segment revenues increased $50.9 million, or 21%, in the first half of 2011 compared to the first half of 2010 primarily due to increased activity on communications satellite contracts, space technical services contracts and science and remote sensing satellite contracts, including contracts acquired in our 2010 acquisition.  Communications satellite revenues increased $25.7 million, or 15%, principally attributable to activity on new communications satellite contracts awarded in the fourth quarter of 2010 and the first half of 2011.  Communications satellite revenues accounted for 67% and 71% of total segment revenues in the first half of 2011 and 2010, respectively.  Space technical services revenues increased $13.4 million, or 43%, primarily due to production work on a contract awarded in the third quarter of 2010.  Science and remote sensing satellite revenues increased $12.1 million, or 34%, primarily due to the addition of contracts acquired in our 2010 business acquisition.

Segment Operating Income - Operating income in the satellites and space systems segment increased $1.0 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to improved results from communications satellite contracts, partially offset by the reduction in activity on science and remote sensing satellite contracts.  Communications satellite operating income increased $2.2 million, or 66%, primarily due to the absence of $2.5 million of costs incurred in the second quarter of 2010 pertaining to the successful resolution of the Galaxy 15 satellite anomaly that occurred in April 2010.  Communications satellite results accounted for 64% and 44% of total segment operating income in the second quarter of 2011 and 2010, respectively.  Science and remote sensing satellite operating income decreased $0.8 million, or 27%, consistent with the revenue reduction described above.

Operating income in the satellites and space systems segment increased $3.6 million in the first half of 2011 compared to the first half of 2010 primarily due to increased activity on communications satellite contracts and science and remote sensing satellite contracts, including contracts acquired in our 2010 acquisition.  Communications satellite operating income increased $2.8 million, or 31%, principally attributable to activity on new communications satellite contracts awarded in the fourth quarter of 2010 and first half of 2011, and a $1.8 million reduction in costs pertaining to the successful resolution of the Galaxy 15 satellite anomaly discussed above.  Communications satellite contracts accounted for 62% and 58% of total segment operating income in the first half of 2011 and 2010, respectively.  Science and remote sensing satellite operating income increased $1.5 million, or 40%, primarily due to the addition of contracts acquired in our 2010 acquisition.

Segment operating margin (as a percentage of revenues) increased to 6.1% in the second quarter of 2011 from 5.4% in the second quarter of 2010, and to 6.5% in the first half of 2011 compared to 6.3% in the first half of 2010, due to improved margins on communications satellite contracts and science and remote sensing satellite contracts, in addition to lower costs pertaining to the successful resolution of the Galaxy 15 satellite anomaly discussed above.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	Second Quarter				First Six Months
($ in thousands)	2011	2010	% Change		2011	2010	% Change
Revenues	$103,188	$120,926	(15%	)	$195,898	$228,469	(14%	)
Operating income	7,463	2,867	160%		12,319	7,994	54%
Operating margin	7.2%	2.4%			6.3%	3.5%

Segment Revenues - Advanced space programs segment revenues decreased $17.7 million, or 15%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a $21.2 million decrease in revenues on the CRS contract, which resulted from a particularly high level of subcontract activity in the second quarter of 2010.  The CRS contract accounted for 32% and 44% of total segment revenues in the second quarter of 2011 and 2010, respectively.  Segment revenues also decreased due to a $13.9 million reduction in revenues on the Orion LAS contract that was terminated for convenience by the customer in the second quarter of 2010.  These revenue reductions were partially offset by a $17.1 million increase in activity on national security satellite contracts.

Advanced space programs segment revenues decreased $32.6 million, or 14%, in the first half of 2011 compared to the first half of 2010 primarily due to a $32.3 million revenue reduction on the Orion LAS contract that was terminated in 2010 and an $11.9 million decrease in activity on the CRS contract.  These revenue reductions were partially offset by an $11.6 million increase in activity on national security satellite contracts.  In the first half of 2011 and 2010, the CRS contract accounted for 42% and 41%, respectively, of total segment revenues.

Segment Operating Income - Operating income in the advanced space programs segment increased $4.6 million, or 160%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the absence of $3.3 million of unrecovered research and development expenses that were recognized in the second quarter of 2010 and a $1.2 million increase in operating results from national security satellite contracts.  Segment operating income also improved due to the absence of an unfavorable profit adjustment recognized in the second quarter of 2010 resulting from the termination of the Orion LAS contract.  These operating income improvements were partially offset by a $1.0 million decrease in operating results from the CRS contract associated with the reduction in revenues discussed above.

Operating income in the advanced space programs segment increased $4.3 million, or 54%, in the first half of 2011 compared to the first half of 2010, despite the decrease in revenues primarily due to the absence of unrecovered research and development expenses of $5.4 million and the unfavorable Orion LAS contract adjustment that was recognized in 2010.

This segment’s operating margin (as a percentage of revenues) increased to 7.2% in the second quarter of 2011 from 2.4% in the second quarter of 2010, and to 6.3% in the first half of 2011 from 3.5% in the first half of 2010, largely due to the absence of unrecovered research and development expenses and the 2010 Orion LAS contract adjustment discussed above.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $22.1 million and $18.3 million in the second quarter of 2011 and 2010, respectively, and $55.1 million and $30.5 million in the first half of 2011 and 2010, respectively.  Intersegment revenues are comprised primarily of Taurus II launch vehicle revenues recorded in the launch vehicles segment in connection with the COTS program that is conducted by and reported as a research and development program in our advanced space programs segment.  Taurus II revenues for the COTS program were $20.3 million and $16.5 million in the second quarter of 2011 and 2010, respectively, and $51.7 million and $27.0 million in the first half of 2011 and 2010, respectively.

We reported an operating loss in “Corporate and Other” of $1.6 million in the second quarter and first half of 2010 that consisted solely of transaction expenses incurred in connection with our second quarter 2010 business acquisition.  There was no corporate and other operating income or loss in the second quarter and first half of 2011.

Backlog

Our firm backlog was approximately $2.1 billion and $2.0 billion at June 30, 2011 and December 31, 2010, respectively.  While there can be no assurance, we expect to convert approximately $660 million of the June 30, 2011 firm backlog into revenue during the remainder of 2011.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $5.3 billion at June 30, 2011 and $4.6 billion at December 31, 2010.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow from operating activities in the first half of 2011 was $68.0 million, as compared to cash used in operating activities of $53.2 million in the first half of 2010.  The increase in operating cash flow resulted primarily from an increase in the net effect of changes in working capital and certain other assets and liabilities, in addition to the effect of increased net income in the first six months of 2011.  During the first half of 2011, net changes in working capital and certain other assets and liabilities provided $6.8 million of cash, compared to a $93.6 million use of cash in the first half of 2010.  The changes in working capital in the first half of 2011 included a $71.8 million increase in deferred revenues and customer advances primarily due to new communications satellite contract awards and increased accounts payable and accrued expenses of $51.1 million primarily due to timing of certain cash disbursements.  These sources of cash were partially offset by a $120.9 million increase in receivables, primarily pertaining to the CRS contract.  Under the terms of the CRS contract, a substantial percentage of the customer cash receipts are billable and collectible only upon the successful completion of certain key milestones, including the launch of each vehicle, the first of which is scheduled to occur in 2012.

Cash Flow from Investing Activities

Cash used in investing activities in the first half of 2011 was $32.8 million, as compared to $88.6 million in the first half of 2010.  In the second quarter of 2010, we spent $55 million in connection with a business acquisition (see Note 2 to the accompanying financial statements).   We spent $32.8 million for capital expenditures in the first half of 2011 as compared to $33.6 million in the first half of 2010.

Cash Flow from Financing Activities

Cash flow used in financing activities in the first half of 2011 was $0.9 million, as compared to cash provided by financing activities of $12.3 million in the first half of 2010.  In the second quarter of 2011, we paid $2.9 million of financing fees associated with establishing a new credit facility, as discussed below.  During the first half of 2011 and 2010, we received $1.4 million and $10.3 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.

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

Credit Facility - In June 2011, we entered into a five-year $300 million revolving secured credit facility (“Credit Facility”), which replaced our $100 million revolving credit facility that was established in 2007.  The new Credit Facility includes the option to increase the amount of the Credit Facility by up to $150 million to the extent that any one or more lenders commit to be a lender for such additional amount.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to our total leverage ratio, or, at our election, at a prime base rate plus 0.75% to 1.50%.  The Credit Facility expires in 2016 and is secured by substantially all of our personal property assets.  Up to $125 million of the Credit Facility may be reserved for letters of credit.  As of June 30, 2011, there were no borrowings under the Credit Facility, although $17.7 million of letters of credit were issued under the Credit Facility.  Accordingly, as of June 30, 2011, $282.3 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of June 30, 2011, we were in compliance with all of these covenants.

Available Cash and Future Funding

At June 30, 2011, we had $286.7 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  However, there can be no assurance that this will be the case.  We believe that we will continue to incur significant costs during the remainder of 2011 related to the Taurus II and COTS research and development programs.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

As discussed in Note 7 to the accompanying financial statements, we currently hold investments in auction rate securities and preferred stock that have experienced a decline in fair value.  Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate these investments in the foreseeable future.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of June 30, 2011, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At June 30, 2011, we had $1.8 million of receivables denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency.  At June 30, 2011, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of June 30, 2011, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at June 30, 2011 was $149.0 million.  The fair value was determined based on market prices quoted by a broker-dealer.

We believe that exposure to market risk related to interest rate fluctuations for cash and cash equivalents are not significant.  As of June 30, 2011, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.8 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $10.4 million at June 30, 2011.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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

ORBITAL SCIENCES CORPORATION

DATED: July 29, 2011	By:	/s/ David W. Thompson
David W. Thompson
Chairman, President and Chief Executive Officer

DATED: July 29, 2011	By:	/s/ Garrett E. Pierce
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
10.1
Credit Agreement, dated as of June 7, 2011, by and among Orbital Sciences Corporation, as Borrower, the subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender,  Wells Fargo Securities LLC, Citigroup Global  Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookrunners, Citibank, N.A. and Bank of America, N.A. as Co-Syndication Agents and PNC Bank, N.A. and Sovereign Bank as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on June 10, 2011).

10.2
Security and Pledge Agreement, dated as of June 7, 2011, between Orbital Sciences Corporation, the other obligors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on June 10, 2011).

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
32.1	Written Statement of Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
101
The following financial information from the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010;  (ii) Condensed Consolidated Income Statements for the quarters and six months ended June 30, 2011 and 2010 and (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.