Form 10-Q
period 2011-09-30
ORBITAL SCIENCES CORP /DE/
filed 2011-10-27
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of October 24, 2011, 58,748,920 shares of the registrant’s Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$303,972	$252,415
Receivables, net	397,633	326,543
Inventories	54,313	56,217
Deferred income taxes, net	40,796	24,348
Other current assets	14,074	18,111
Total current assets	810,788	677,634
Investments	9,700	8,600
Property, plant and equipment, net	251,583	232,706
Goodwill	75,261	74,747
Deferred income taxes, net	22,277	47,806
Other non-current assets	27,575	21,043
Total assets	$1,197,184	$1,062,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$267,690	$248,835
Deferred revenues and customer advances	158,116	112,182
Total current liabilities	425,806	361,017
Long-term obligations	129,745	125,535
Other non-current liabilities	16,969	7,367
Total liabilities	572,520	493,919
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 58,747,734 and
58,239,875 shares outstanding, respectively	587	582
Additional paid-in capital	564,018	558,015
Accumulated other comprehensive loss	(1,996)	(2,011)
Retained earnings	62,055	12,031
Total stockholders’ equity	624,664	568,617
Total liabilities and stockholders’ equity	$1,197,184	$1,062,536

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited, in thousands, except per share data)

	Quarters Ended,		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$342,170	$314,519	$1,010,472	$948,435
Cost of revenues	267,494	237,844	821,292	737,043
Research and development expenses	26,681	35,367	67,248	95,798
Selling, general and administrative expenses	23,327	21,952	64,340	66,645
Income from operations	24,668	19,356	57,592	48,949
Interest income and other	369	486	12,561	1,232
Interest expense	(2,880)	(2,418)	(8,217)	(7,120)
Income before income taxes	22,157	17,424	61,936	43,061
Income tax provision	(5,684)	(6,795)	(11,912)	(16,819)
Net income	$16,473	$10,629	$50,024	$26,242

Basic income per share	$0.28	$0.18	$0.85	$0.45

Diluted income per share	$0.28	$0.18	$0.84	$0.45

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income	$50,024	$26,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24,464	17,727
Deferred income taxes	9,754	15,703
Stock-based compensation and other	8,338	7,240
Changes in assets and liabilities, net of effect of acquisition	2,047	(66,142)
Net cash provided by operating activities	94,627	770

Investing Activities:
Capital expenditures	(43,118)	(58,682)
Payment for business acquisition	—	(55,000)
Proceeds from sale of investment	—	4,250
Net cash used in investing activities	(43,118)	(109,432)

Financing Activities:
Net proceeds from issuances of common stock	1,971	10,775
Debt issuance costs	(3,084)	—
Tax benefit of stock-based compensation	1,161	2,067
Net cash provided by financing activities	48	12,842

Net increase (decrease) in cash and cash equivalents	51,557	(95,820)
Cash and cash equivalents, beginning of period	252,415	372,986
Cash and cash equivalents, end of period	$303,972	$277,166

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
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

The company has evaluated subsequent events in accordance with U.S. GAAP.  Management has evaluated the events and transactions that have occurred through the date the financial statements were issued, and noted no items requiring adjustment or disclosure in the financial statements.  Operating results for the quarter ended September 30, 2011 are not necessarily indicative of the results expected for the full year.

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

The allocation of the purchase price for the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition using established valuation techniques.  The company may recognize changes to the acquired assets or liabilities as a result of a working capital adjustment or if new information is obtained about facts and circumstances that existed as of the acquisition date.  In 2011, the company recorded an additional $0.5 million of goodwill related to the update of purchase accounting associated with the acquisition.

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
Launch Vehicles:
Revenues(1)	$116,538	$105,828		$353,178	$301,872
Operating income	5,242	4,988		7,063	12,988
Identifiable assets	209,216	212,360	(2)	209,216	212,360	(2)
Capital expenditures	2,516	15,472		23,212	37,897
Depreciation and amortization	3,497	1,865		10,769	5,479
Satellites and Space Systems:
Revenues(1)	$141,130	$121,844		$431,963	$361,788
Operating income	11,460	7,441		30,244	22,660
Identifiable assets	293,394	268,804	(2)	293,394	268,804	(2)
Capital expenditures	3,531	4,210		7,376	7,537
Depreciation and amortization	1,651	1,670	(3)	5,102	4,226	(3)
Advanced Space Programs:
Revenues(1)	$112,214	$103,204		$308,112	$331,673
Operating income	7,966	7,835		20,285	15,829
Identifiable assets	259,345	188,184	(2)	259,345	188,184	(2)
Capital expenditures	3,098	4,867		10,294	11,049
Depreciation and amortization	1,276	1,088	(3)	3,576	3,431	(3)
Corporate and Other:
Revenues(1)	$(27,712)	$(16,357)		$(82,781)	$(46,898)
Operating loss	—	(908)	(4)	—	(2,528)	(4)
Identifiable assets	435,229	393,188	(2)	435,229	393,188	(2)
Capital expenditures	1,199	542		2,236	2,199
Depreciation and amortization	1,564	1,711		5,017	4,591
Consolidated:
Revenues	$342,170	$314,519		$1,010,472	$948,435
Operating income	24,668	19,356		57,592	48,949
Identifiable assets	1,197,184	1,062,536	(2)	1,197,184	1,062,536	(2)
Capital expenditures	10,344	25,091		43,118	58,682
Depreciation and amortization	7,988	6,334		24,464	17,727

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):
	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Launch Vehicles	$26.1	$14.4	$77.8	$41.4
Satellites and Space Systems	1.5	1.7	3.9	4.5
Advanced Space Programs	0.1	0.3	1.1	1.0
Total intersegment revenues	$27.7	$16.4	$82.8	$46.9

(2)     As of December 31, 2010.
(3)     Prior period amounts have been reclassified to conform to the current period presentation.
(4)	The corporate and other operating loss in 2010 is comprised of unallocated corporate-level costs and includes $1.6 million of transaction expenses incurred in connection with a business acquisition.

(4) Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is as follows (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Numerator	2011	2010	2011	2010
Net income	$16,473	$10,629	$50,024	$26,242
Percentage allocated to shareholders (1)	99.2%	98.9%	99.0%	99.1%
Numerator for basic and diluted earnings per share	$16,341	$10,512	$49,524	$26,005

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	58,598	57,899	58,441	57,550
Dilutive effect of stock options	389	583	445	676
Dilutive effect of restricted stock units	—	—	99	—
Denominator for diluted earnings per share	58,987	58,482	58,985	58,226

Per share income
Basic	$0.28	$0.18	$0.85	$0.45
Diluted	0.28	0.18	0.84	0.45
_________________________

(1) Basic weighted-average shares outstanding	58,598	57,899	58,441	57,550
Basic weighted-average shares outstanding and
unvested restricted share units expected to vest	59,062	58,514	59,047	58,071
Percentage allocated to shareholders	99.2%	98.9%	99.0%	99.1%

The calculation of EPS shown above excludes the income attributable to certain of the company’s unvested restricted stock units from the numerator and excludes the impact of those units from the denominator.  Diluted weighted-average shares for all periods exclude the effect of the company’s convertible senior subordinated notes that were anti-dilutive.

(5)  Receivables

Receivables consisted of the following (in thousands):
	September 30,	December 31,
	2011	2010
Billed	$106,548	$56,035
Unbilled	291,085	270,508
Total	$397,633	$326,543

As of September 30, 2011 and December 31, 2010, unbilled receivables included $13.7 million and $14.9 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.  In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of September 30, 2011, the company could be required to refund up to approximately $16.7 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies that the company believes would indemnify the company for satellite incentive fees that are not earned and for performance refund obligations.

 (6)  Inventories

Total inventories were $54.3 million at September 30, 2011 and $56.2 million at December 31, 2010.  Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.  The company had no significant allowances for obsolete inventory as of September 30, 2011 and December 31, 2010.

(7)  Investments

As of September 30, 2011, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 14 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	September 30, 2011			December 31, 2010
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$50	$7,200	$7,150	$(450)	$6,700
Equity(1)	2,000	500	2,500	2,000	(100)	1,900
Total	$9,150	$550	$9,700	$9,150	$(550)	$8,600

(1)  As of September 30, 2011 and December 31, 2010, cost and fair value of the two preferred stock investments were $0.

The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Debt Securities
Fair value at beginning of period	$6,900	$10,500	$6,700	$10,900
Temporary impairment credits (charges), net	300	250	500	(150)
Other-than-temporary impairment charges	—	(850)	—	(850)
Sale of security	—	(3,400)	—	(3,400)
Net change in fair value	300	(4,000)	500	(4,400)
Fair value at end of period	$7,200	$6,500	$7,200	$6,500

Equity Securities
Fair value at beginning of period	$2,800	$2,100	$1,900	$2,200
Temporary impairment credits (charges), net	(300)	—	600	(100)
Net change in fair value	(300)	—	600	(100)
Fair value at end of period	$2,500	$2,100	$2,500	$2,100

Total
Fair value at beginning of period	$9,700	$12,600	$8,600	$13,100
Temporary impairment credits (charges), net	—	250	1,100	(250)
Other-than-temporary impairment charges	—	(850)	—	(850)
Sale of security	—	(3,400)	—	(3,400)
Net change in fair value	—	(4,000)	1,100	(4,500)
Fair value at end of period	$9,700	$8,600	$9,700	$8,600

        There was no sale, purchase, issuance, settlement or transfer activity related to these investments during 2011.  In the third quarter of 2010, the company sold one of its debt auction-rate securities for $4.3 million resulting in a $0.9 million gain.

Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through September 30, 2011, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

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

(8)  Debt

Convertible Notes

On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15.  As of September 30, 2011 and December 31, 2010, the net carrying amount of the convertible notes was $129.7 million and $125.5 million, respectively, and the related unamortized debt discount was $14.1 million and $18.3 million, respectively.

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

The fair value of the company’s convertible notes at September 30, 2011 and December 31, 2010 was estimated at $143.3 million and $150.2 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer.

Credit Facility

In June 2011, the company entered into a five-year $300 million revolving secured credit facility (the “Credit Facility”), which replaced the company’s $100 million revolving credit facility that was established in 2007.  All letters of credit outstanding under the terminated credit facility were transferred to the Credit Facility.  The Credit Facility has a scheduled maturity date of June 7, 2016.  The company’s obligations under the Credit Facility are secured by substantially all of the company’s assets except for real property.

The Credit Facility provides capacity for up to $300 million of revolving loans and permits the company to utilize up to $125 million of such capacity for the issuance of standby letters of credit.  The company has the option to increase the amount of the Credit Facility by up to $150 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such amount.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to the company’s total leverage ratio, or, at the election of the company, at a prime base rate plus 0.75% to 1.50%.  Letters of credit issued under the Credit Facility accrue fees at a rate equal to the applicable margin for LIBOR loans.  In addition, the company is required to pay a quarterly commitment fee for the unused portion of the Credit Facility, if any, at a rate ranging from 0.30% to 0.50%.

As of September 30, 2011, there were no borrowings under the Credit Facility, although $17.7 million of letters of credit were issued under the Credit Facility.  Accordingly, as of September 30, 2011, $282.3 million of the Credit Facility was available for borrowings.

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

(9)  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$16,473	$10,629	$50,024	$26,242
Unrealized gain (loss) on investments	—	250	1,100	(250)
Defined benefit plans, net of tax	(958)	412	(1,085)	131
Total comprehensive income	$15,515	$11,291	$50,039	$26,123

 (10)  Stock-Based Compensation

The following tables summarize information related to the company’s stock-based compensation:

	Restricted Stock Units		Stock Options
		Weighted Average		Weighted Average
	Number of	Measurement	Number of	Exercise
	Units	Date Fair Value	Options	Price
Outstanding at December 31, 2010	684,674	$16.38	1,226,582	$6.46
Granted (1)	438,110	17.41	—	—
Exercised	—	—	(197,492)	4.49
Vested	(326,271)	18.48	—	—
Forfeited	(12,450)	16.67	—	—
Expired	—	—	(5,648)	4.14
Outstanding at September 30, 2011	784,063	$16.08	1,023,442 (2)	$6.85

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 1.66 years.

	Quarters Ended September 30,
(in millions)	2011	2010
Stock-based compensation expense	$1.8	$1.7
Income tax benefit related to stock-based compensation expense	0.6	0.7
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	0.7	1.2
Cash received from exercise of options	0.3	2.2
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	0.3	0.4

	Nine Months Ended September 30,
(in millions)	2011	2010
Stock-based compensation expense	$4.7	$3.5
Income tax benefit related to stock-based compensation expense	1.5	1.4
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	2.5	5.4
Cash received from exercise of options	0.9	9.7
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	1.0	2.0

As of
(in millions)	September 30, 2011
Shares of common stock available for grant under stock-based incentive plans	0.8
Aggregate intrinsic value of restricted stock units that are expected to vest	$10.0
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 2.38 years	11.4
Aggregate intrinsic value of stock options outstanding, all fully vested	6.1

(11)  Research and Development

In the first quarter of 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”) for delivering cargo and supplies to the International Space Station.  Under the agreement, as amended, NASA has agreed to pay the company $288 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $458 million.  The company expects to complete this project in the second quarter of 2012.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses, including associated general and administrative expenses.  As of September 30, 2011 and December 31, 2010, deferred revenue and customer advances on the accompanying balance sheet included $26.9 million and $25.2 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  The following table summarizes the COTS project research and development expenses incurred and amounts funded by NASA (in millions):

	Third Quarter		First Nine Months		Inception
	2011	2010	2011	2010	To Date
Research and development costs incurred (1)	$36.8	$39.9	$115.1	$107.0	$374.3
Less - amounts funded by NASA	23.0	19.0	82.3	52.1	234.6
Net research and development expenses	$13.8	$20.9	$32.8	$54.9	$139.7

(1) Includes associated general and administrative expenses.

The company is engaged in a major product development program of a medium-capacity rocket named Taurus II.  Approximately $9.0 million and $12.3 million of the company’s research and development expenses in the third quarter of 2011 and 2010, respectively, and $24.2 million and $35.4 million in the first nine months of 2011 and 2010, respectively, were attributable to the Taurus II program.

(12)  Income Taxes

The company’s effective tax rates were 19.2% and 39.1% for the nine months ended September 30, 2011 and 2010, respectively.  The lower tax rate in 2011 primarily resulted from a favorable income tax adjustment of $7.7 million recorded in the second quarter of 2011 pertaining to the company’s election to claim extraterritorial income exclusions related to prior-year export activity.  The tax rate in 2011 also includes the effect of the federal research and development tax credit that was reinstated in December 2010.

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

In April 2011, subject to U.S. Government ratification, the company negotiated a settlement with its customer with respect to fees earned on the Kinetic Energy Interceptor contract that had been terminated in 2009.  The resolution of this matter did not have a material impact on the company’s financial statements.

Litigation

From time to time the company is party to certain litigation or other legal proceedings arising in the ordinary course of business.  Because of the uncertainties inherent in litigation, the company cannot predict the outcome of such litigation or other legal proceedings; however, we believe that none of these matters will have a material adverse effect on the company’s results of operations or financial condition.

(14)  Recent Accounting Pronouncements

        In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.”  This ASU provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met.  After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  Otherwise, the quantitative test becomes optional.  The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2011.  The company does not expect that adoption of this ASU will have a material impact on its financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  This ASU intends to enhance comparability and transparency of other comprehensive income components.  The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011.  There will be no impact to the consolidated financial results as this ASU relates only to changes in financial statement presentation.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement.” This ASU clarifies certain concepts related to the fair value measurement of financial instruments and related disclosures.  The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011.  The company is currently evaluating the impact of the pending adoption of this ASU on its financial statements.

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

Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2011 and 2010

Revenues - Our consolidated revenues were $342.2 million in the third quarter of 2011, an increase of $27.7 million, or 9%, compared to the third quarter of 2010 primarily due to higher revenues in all business segments.  Satellites and space systems segment revenues increased $19.3 million, or 16%, due to increased activity on communications satellite contracts and space technical services contracts, partially offset by decreased activity on science and remote sensing satellite contracts.  Launch vehicles segment revenues increased $10.7 million, or 10%, due to increased production work on target launch vehicles and Taurus II launch vehicles, partially offset by decreased activity on other space launch vehicles and missile defense interceptors.  Advanced space programs segment revenues increased $9.0 million, or 9%, due to increased activity on the national security satellite contracts, partially offset by lower activity on the International Space Station Commercial Resupply Services (“CRS”) contract and the Orion Launch Abort System (“LAS”) contract, which was terminated in the second quarter of 2010.

Eliminations of intersegment revenues increased to $27.7 million in the third quarter of 2011 as compared to $16.4 million in the third quarter of 2010.  Intersegment revenues included $26.1 million and $14.4 million in the third quarter of 2011 and 2010, respectively, pertaining to Taurus II production work performed in our launch vehicles segment as part of the Commercial Orbital Transportation Services (“COTS”) program that is being conducted by our advanced space programs segment.

Our consolidated revenues were $1,010.5 million in the first nine months of 2011, an increase of $62.0 million, or 7%, compared to the first nine months of 2010 primarily due to higher revenues in the satellites and space systems and launch vehicles segments, partially offset by lower revenues in the advanced space programs segment.  Satellites and space systems segment revenues increased $70.2 million, or 19%, due to increased activity on communications satellite contracts, space technical services contracts and science and remote sensing satellite contracts.  Launch vehicles segment revenues increased $51.3 million, or 17%, due to increased production work on Taurus II launch vehicles for the CRS and COTS programs and increased activity on target launch vehicles, partly offset by decreased activity on missile defense interceptors and on certain space launch vehicle contracts, and the effect of the Taurus XL launch failure discussed below.  Advanced space programs segment revenues decreased $23.6 million, or 7%, due to decreased activity on the CRS contract and the Orion LAS contract, which was terminated in the second quarter of 2010, partly offset by increased activity on national security satellite programs.

Eliminations of intersegment revenues increased to $82.8 million in the first nine months of 2011 as compared to $46.9 million in the first nine months of 2010.  Intersegment revenues included $77.8 million and $41.4 million in the first nine months of 2011 and 2010, respectively, pertaining to Taurus II production work performed in our launch vehicles segment as part of the COTS program that is being conducted by our advanced space programs segment.

The CRS contract accounted for 14% and 21% of consolidated revenues in the third quarter of 2011 and 2010, respectively, and 18% and 20% of consolidated revenues in the first nine months of 2011 and 2010, respectively.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $46.7 million in the third quarter of 2011, a decrease of $19.0 million, or 29%, due to a higher level of subcontractor activity in the third quarter of 2010.  CRS contract revenues totaled $179.1 million in the first nine months of 2011, a decrease of $14.1 million, or 7%, due to higher subcontractor activity in the first nine months of 2010.

Cost of Revenues - Our cost of revenues was $267.5 million in the third quarter of 2011, an increase of $29.7 million, or 13%, compared to the third quarter of 2010.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  The increase in our cost of revenues was primarily attributable to the increases in contract activity that drove the growth in revenues described above.  Cost of revenues increased $14.8 million in the satellites and space systems segment, $14.5 million in the launch vehicles segment and $11.8 million in the advanced space programs segment.  Eliminations of intersegment cost of revenues increased $11.4 million attributable to the increase in intersegment revenues discussed above.

Our cost of revenues was $821.3 million in the first nine months of 2011, an increase of $84.2 million, or 11%, compared to the first nine months of 2010.  The increase in our year-to-date cost of revenues was primarily attributable to the increases in contract activity that drove the growth in revenues described above.  Cost of revenues in the launch vehicles segment increased $69.1 million and cost of revenues in the satellites and space systems segment increased $58.4 million.  These increases were partially offset by a decrease of $7.4 million in the advanced space programs segment. Eliminations of intersegment cost of revenues increased $35.9 million attributable to the increase in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $26.7 million, or 8% of revenues, in the third quarter of 2011, a $8.7 million decrease compared to $35.4 million, or 11% of revenues, in the third quarter of 2010.  Our research and development expenses totaled $67.3 million, or 7% of revenues, in the first nine months of 2011, a $28.6 million decrease compared to $95.8 million, or 10% of revenues, in the first nine months of 2010.  The majority of our research and development expenses in 2011 and 2010 were attributable to the COTS program and our Taurus II launch vehicle development program.

In connection with the COTS agreement with NASA, we are designing, building and demonstrating a new space transportation system.  Under the COTS agreement, as amended, NASA has agreed to pay us $288 million in cash milestone payments, partially funding our program costs which are currently estimated to be approximately $458 million.  During the first quarter of 2011, NASA agreed to increase its funding by $98 million under the COTS agreement for a Taurus II test flight in addition to the demonstration flight that was already planned under the program.  This additional test flight is intended to provide greater information on the Taurus II rocket’s performance.  We expect to complete the COTS program in the second quarter of 2012.

The COTS program is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses, including associated general and administrative expenses.  As of September 30, 2011, deferred revenue and customer advances on our balance sheet included $26.9 million of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  The following table summarizes the COTS program costs incurred and amounts funded by NASA recorded in research and development expenses (in millions):

	Third Quarter		First Nine Months		Inception
	2011	2010	2011	2010	To Date
Research and development costs incurred (1)	$36.8	$39.9	$115.1	$107.0	$374.3
Less - amounts funded by NASA	23.0	19.0	82.3	52.1	234.6
Net research and development expenses	$13.8	$20.9	$32.8	$54.9	$139.7

(1)  Includes associated general and administrative expenses.

Research and development expenses attributable to our Taurus II launch vehicle development program were $9.0 million and $12.3 million in the third quarter of 2011 and 2010, respectively, and were $24.2 million and $35.4 million in the first nine months of 2011 and 2010, respectively.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Taurus II development program are allowable, although the U.S. Government has not yet made a final determination.  Since the inception of the Taurus II program through September 30, 2011, we have incurred $143.4 million of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

In the third quarter and first nine months of 2010, we recognized $1.6 million and $6.5 million, respectively, of research and development expenses in excess of a self-imposed ceiling on the amount of such expenses that we would recover under our U.S. Government contracts, although we believe that such expenses otherwise would have been allowable and recoverable under U.S. Government contracting regulations and accounting practices.  There were no unrecoverable research and development expenses incurred in 2011.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $23.3 million and $22.0 million, or 7% of revenues, in the third quarter of 2011 and 2010, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses increased $1.3 million, or 6%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to certain legal and other general and administrative expenses, partially offset by lower bid, proposal and marketing costs in the satellites and space systems and the advanced space programs segments.

Selling, general and administrative expenses were $64.3 million and $66.7 million, or 6% and 7% of revenues, in the first nine months of 2011 and 2010, respectively.  Selling, general and administrative expenses decreased $2.3 million, or 3%, in the first nine months of 2011 primarily due to a decrease in bid, proposal and marketing costs in all of our business segments and the absence of $1.6 million of transaction expenses incurred in 2010 in connection with a business acquisition.

Operating Income - Operating income was $24.7 million in the third quarter of 2011, an increase of $5.3 million, or 27%, compared to the third quarter of 2010 due to operating income increases in all of our business segments.  Satellites and space systems segment operating income increased $4.0 million due to increased contract activity and improved profit margins on communications satellite contracts.  Operating income from communications satellite contracts reflected the absence of $1.0 million of costs incurred in the third quarter of 2010 pertaining to the successful resolution of a satellite anomaly that occurred in April 2010.  Launch vehicles segment operating income increased $0.3 million primarily due to the absence of $1.6 million of unrecovered research and development expenses that were recognized in the third quarter of 2010, in addition to increased activity on target launch vehicle contracts, partially offset by decreased activity on certain space launch vehicles and missile defense interceptors.  Advanced space programs segment operating income increased $0.1 million primarily due to increased activity on national security satellite contracts and the absence of an unfavorable profit reduction of $2.8 million in the third quarter of 2010 attributable to the termination of the Orion LAS contract offset by a $5.4 million profit improvement in the third quarter of 2010 related to a research and development expense rate adjustment.  Operating income in the third quarter of 2010 also included $0.9 million of unallocated corporate-level costs.

Operating income was $57.6 million in the first nine months of 2011, an increase of $8.6 million, or 18%, compared to the first nine months of 2010 due to operating income increases in our satellites and space systems and advanced space programs segments, partially offset by a decrease in operating income in our launch vehicles segment.  Satellites and space systems segment operating income increased $7.6 million primarily due to increased activity and improved profit margins on communications satellite contracts.  Communications satellite operating income reflected the absence of $3.5 million of costs incurred in the first nine months of 2010 pertaining to the successful resolution of the satellite anomaly discussed above.  Advanced space programs segment operating income increased $4.5 million primarily due to increased activity on national security satellite contracts and the absence of an unfavorable profit reduction of $2.8 million in the third quarter of 2010 attributable to the termination of the Orion LAS contract.  Launch vehicles segment operating income decreased $5.9 million primarily due to an approximately $12.1 million operating income reduction resulting from a Taurus XL launch failure during the first quarter of 2011 discussed below.  The effect of the launch failure was partially offset by the absence in 2011 of $6.5 million of unrecovered research and development expenses that were recognized in 2010.  Operating income in 2010 also included $2.5 million of transaction expenses attributable to a business acquisition as well as other unallocated corporate-level costs.

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

Total operating income from the CRS contract was $2.3 million in the third quarter of 2011, a decrease of $0.9 million due to a higher level of subcontract activity in the third quarter of 2010.  Total operating income from the CRS contract was $9.0 million in the first nine months of 2011, a decrease of $0.4 million compared to the first nine months of 2010.

Interest Income and Other - Interest income and other was $0.4 million in the third quarter of 2011, compared to $0.5 million in the third quarter of 2010.  Interest income and other was $12.6 million in the first nine months of 2011, compared to $1.2 million in the first nine months of 2010.  Interest income and other in the first nine months of 2011 included the $11.3 million insurance recovery pertaining to the Taurus XL launch failure discussed above.

Interest Expense - Interest expense was $2.9 million and $2.4 million in the third quarter of 2011 and 2010, respectively, and was $8.2 million and $7.1 million in the first nine months of 2011 and 2010, respectively, primarily attributable to interest on our long-term debt.

Income Tax Provision - We recorded an income tax provision of $5.7 million and $6.8 million in the third quarter of 2011 and 2010, respectively.  We recorded income tax provisions of $11.9 million and $16.8 million in the first nine months of 2011 and 2010, respectively.  Our effective income tax rate was 19.2% and 39.1% for the first nine months of 2011 and 2010, respectively.  The reduction in income taxes was largely due to a favorable income tax adjustment of $7.7 million recorded in the second quarter of 2011 pertaining to our election to claim extraterritorial income exclusions related to export activities in certain prior years.  In addition, income taxes in 2011 reflected federal research and development tax credits as a result of legislation that was re-enacted in the fourth quarter of 2010.

Net Income - Our net income was $16.5 million, or $0.28 diluted earnings per share, and $10.6 million, or $0.18 diluted earnings per share, in the third quarter of 2011 and 2010, respectively, and was $50.0 million, or $0.84 diluted earnings per share, and $26.2 million, or $0.45 diluted earnings per share, in the first nine months of 2011 and 2010, respectively.

Segment Results for the Quarters and Nine Months Ended September 30, 2011 and 2010

Our products and services are grouped into three reportable segments: launch vehicles, satellites and space systems and advanced space programs.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 3 to the accompanying financial statements in this Form 10-Q.

Launch Vehicles

Launch vehicles segment operating results were as follows:

	Third Quarter			First Nine Months
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Revenues	$116,538	$105,828	10%	$353,178	$301,872	17%
Operating income	5,242	4,988	5%	7,063	12,988	(46%	)
Operating margin	4.5%	4.7%		2.0%	4.3%

Segment Revenues - Launch vehicles segment revenues increased $10.7 million, or 10%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to increased production work on target launch vehicles and Taurus II launch vehicles, partially offset by decreased activity on other space launch vehicles and missile defense interceptors.  Target launch vehicle revenues grew $19.3 million, or 93%, primarily due to recently awarded contracts.  Taurus II launch vehicle revenues increased $4.7 million while other space launch vehicle revenues declined $9.3 million, primarily due to decreased activity on Minotaur space launch vehicles.  Taurus II launch vehicle revenues were $40.1 million and $35.4 million in the third quarter of 2011 and 2010, respectively, which included $26.1 million and $14.4 million, respectively, related to the COTS program and $14.0 million and $21.0 million, respectively, related to the CRS contract.  Missile defense interceptor revenues decreased $4.0 million, or 15%, due to decreased activity on our Ground-based Midcourse Defense contract in the third quarter of 2011.

Launch vehicles segment revenues increased $51.3 million, or 17%, in the first nine months of 2011 compared to the first nine months of 2010 principally due to increased production work on target launch vehicles and Taurus II launch vehicles, partially offset by decreased activity on other space launch vehicles and missile defense interceptors.  Taurus II launch vehicle revenues increased $46.3 million while other space launch vehicle revenues decreased $13.3 million due to decreased activity on Minotaur space launch vehicles and the effect of the March 2011 Taurus XL launch failure discussed above.  Taurus II launch vehicle revenues were $142.1 million and $95.8 million in the first nine months of 2011 and 2010, respectively, which included $77.8 million and $41.4 million, respectively, related to the COTS program and $64.3 million and $54.4 million, respectively, related to the CRS contract.  Target launch vehicle revenues increased $32.4 million, or 49%, primarily due to certain new contracts awarded in the first quarter of 2011.  Missile defense interceptor revenues decreased $11.2 million, or 14%, due to decreased activity on our Ground-based Midcourse Defense contract.

Segment Operating Income - Operating income in the launch vehicles segment increased $0.3 million, or 5%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to increased activity on target vehicles and the absence of $1.6 million of unrecovered research and development expenses that were recognized in the third quarter of 2010.  These factors were partially offset by decreased activity on missile defense interceptors and certain space launch vehicles and profit margin reductions on certain space launch vehicles.  Operating income from target vehicles increased $1.2 million, or 37%, in the third quarter of 2010, primarily due to increased activity on recently awarded contracts.   Operating income from missile defense interceptors decreased $0.7 million, or 22%, in the third quarter of 2010, primarily due to decreased activity.  Operating income from space launch vehicles decreased $1.8 million primarily due to decreased activity on Minotaur space launch vehicles and certain Pegasus launch vehicles.  Operating income from Taurus II launch vehicles for the CRS contract was $0.7 million and $0.9 million in the third quarter of 2011 and 2010, respectively.  This segment does not recognize any profit pertaining to the intersegment Taurus II launch vehicle revenues associated with the COTS program, which is conducted by and reported as a research and development program in our advanced space programs segment.

Operating income in the launch vehicles segment decreased $5.9 million, or 46%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to a $12.1 million reduction in operating income resulting from the March 2011 Taurus XL launch failure discussed above, partially offset by a favorable adjustment in connection with the Kinetic Energy Interceptor contract that had been terminated for convenience in 2009 and the absence of unrecovered research and development expenses of $6.5 million that were recognized in 2010.  Operating income from missile defense interceptor contracts increased $1.3 million, or 17%,  in the first nine months of 2011, primarily due to the favorable profit adjustments noted above.  Operating income from Taurus II launch vehicle production work for the CRS contract was $3.3 million and $2.6 million in the first nine months of 2011 and 2010, respectively.

Segment operating margin (as a percentage of revenues) decreased to 4.5% in the third quarter of 2011 compared to 4.7% in the third quarter of 2010 primarily due to profit margin reductions on certain space launch vehicle contracts and higher intersegment Taurus II launch vehicle revenues (which do not generate profit) associated with the COTS program, partially offset by the absence of unrecovered research and development expenditures that were recognized in 2010.  Segment operating margin decreased in the first nine months of 2011 primarily due to the same factors that drove operating income results in the first nine months as discussed above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

	Third Quarter			First Nine Months
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Revenues	$141,130	$121,844	16%	$431,963	$361,788	19%
Operating income	11,460	7,441	54%	30,244	22,660	33%
Operating margin	8.1%	6.1%		7.0%	6.3%

Segment Revenues - Satellites and space systems segment revenues increased $19.3 million, or 16%, in the third quarter of 2011 compared to the third quarter of 2010 due to increased activity on communications satellite contracts and space technical services contracts partially offset by decreased activity on science and remote sensing satellite contracts.  Communications satellite revenues increased $19.8 million, or 26%, principally attributable to activity on new commercial satellite contracts awarded in the fourth quarter of 2010 and in 2011.  Communications satellite revenues accounted for 68% and 63% of total segment revenues in the third quarter of 2011 and 2010, respectively.  Space technical services revenues increased $9.7 million, or 66%, primarily due to production work on a contract awarded in the third quarter of 2010.  Science and remote sensing satellite revenues decreased $10.1 million, or 35%, due to decreased contract activity.

Satellites and space systems segment revenues increased $70.2 million, or 19%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increased activity on communications satellite contracts, space technical services contracts and science and remote sensing satellite contracts, including contracts acquired in our 2010 acquisition.  Communications satellite revenues increased $45.5 million, or 18%, principally attributable to activity on new communications satellite contracts awarded in the fourth quarter of 2010 and in 2011.  Communications satellite revenues accounted for 68% of total segment revenues in the first nine months of 2011 and 2010, respectively.  Space technical services revenues increased $23.2 million, or 51%, primarily due to production work on a contract awarded in the third quarter of 2010.  Science and remote sensing satellite revenues increased $2.0 million, or 3%, primarily due to increased activity.

Segment Operating Income - Operating income in the satellites and space systems segment increased $4.0 million, or 54%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to improved results from communications satellite and space technical services contracts partially offset by the reduction in activity on science and remote sensing satellite contracts.  Communications satellite operating income increased $4.9 million, or 140%, primarily due to activity on new commercial satellite contracts awarded in the fourth quarter of 2010 and in 2011, profit improvements on certain communications satellite contracts and the absence of $1.0 million of costs incurred in the third quarter of 2010 pertaining to the successful resolution of a satellite anomaly that occurred in April 2010.  Communications satellite results accounted for 73% and 47% of total segment operating income in the third quarter of 2011 and 2010, respectively.  Space technical services contracts operating income increased $1.0 million, or 193%, primarily due to production work on a contract awarded in the third quarter of 2010.

Science and remote sensing satellite operating income decreased $1.5 million, or 42%, consistent with the revenue reduction described above.

Operating income in the satellites and space systems segment increased $7.6 million, or 33%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increased activity and improved profit margins on communications satellite contracts.  Communications satellite operating income increased $7.6 million, or 62%, principally attributable to activity on new communications satellite contracts awarded in the fourth quarter of 2010 and early 2011, and a $3.5 million reduction in costs pertaining to the successful resolution of the satellite anomaly discussed above.  Communications satellite contracts accounted for 66% and 54% of total segment operating income in the first nine months of 2011 and 2010, respectively.

Segment operating margin (as a percentage of revenues) increased to 8.1% in the third quarter of 2011 from 6.1% in the third quarter of 2010, and to 7.0% in the first nine months of 2011 compared to 6.3% in the first nine months of 2010, due to profit margin improvements on communications satellite contracts in addition to lower costs pertaining to the satellite anomaly discussed above.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	Third Quarter			First Nine Months
($ in thousands)	2011	2010	% Change	2011	2010	% Change
Revenues	$112,214	$103,204	9%	$308,112	$331,673	(7%	)
Operating income	7,966	7,835	2%	20,285	15,829	28%
Operating margin	7.1%	7.6%		6.6%	4.8%

Segment Revenues - Advanced space programs segment revenues increased $9.0 million, or 9%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to increased activity on national security satellite contracts partially offset by decreased activity on the CRS contract and the Orion LAS contract.  National security satellite revenues increased $24.4 million, or 45%.  Revenues from the CRS contract decreased $12.1 million, or 27%, resulting from a higher level of subcontract activity in the third quarter of 2010.  The CRS program accounted for 29% and 43% of total segment revenues in the third quarter of 2011 and 2010, respectively.  Orion LAS contract revenues decreased $3.2 million because this contract was terminated for convenience by the customer in the second quarter of 2010.

Advanced space programs segment revenues decreased $23.6 million, or 7%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to a $35.6 million revenue reduction on the Orion LAS contract that was terminated in 2010 and a $24.0 million revenue reduction due to a decrease in activity on the CRS contract.  These revenue reductions were partially offset by a $36.0 million, or 24%, increase in revenues from national security satellite contracts.  In the first nine months of 2011 and 2010, the CRS contract accounted for 37% and 42%, respectively, of total segment revenues.

Segment Operating Income - Operating income in the advanced space programs segment increased $0.1 million, or 2%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to increased activity and profit margin improvements on national security satellite contracts and the absence of an unfavorable profit adjustment recorded in the third quarter of 2010 attributable to the termination of the Orion LAS contract.  These factors were offset by lower CRS operating income due to lower activity and the absence of a $5.4 million profit improvement in the third quarter of 2010 related to a research and development expense rate adjustment.

Operating income in the advanced space programs segment increased $4.5 million, or 28%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increased activity and profit margin improvements on national security satellite contracts and the absence of unfavorable profit adjustments incurred in 2010 on the Orion LAS contract that was terminated.  These factors were partially offset by lower CRS operating income due to decreased activity.

This segment’s operating margin (as a percentage of revenues) decreased to 7.1% in the third quarter of 2011 from 7.6% in the third quarter of 2010 largely due to the absence of a profit improvement in the third quarter of 2010 related to the research and development expense rate adjustment discussed above that reduced segment operating margin, partially offset by increased margins on national security satellite contracts and the impact of the Orion LAS profit adjustments recorded in 2010.  Operating margin increased to 6.6% in the first nine months of 2011 from 4.8% in the first nine months of 2010 primarily due to increased margins on national security satellite contracts and the impact of the Orion LAS profit adjustments recorded in 2010.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $27.7 million and $16.4 million in the third quarter of 2011 and 2010, respectively, and $82.8 million and $46.9 million in the first nine months of 2011 and 2010, respectively.  Intersegment revenues were comprised primarily of Taurus II launch vehicle revenues recorded in the launch vehicles segment in connection with the COTS program that is conducted by and reported as a research and development program in our advanced space programs segment.  Taurus II revenues for the COTS program were $26.1 million and $14.4 million in the third quarter of 2011 and 2010, respectively, and $77.8 million and $41.4 million in the first nine months of 2011 and 2010, respectively.

There was no corporate and other operating income or loss in the third quarter and first nine months of 2011.  The operating loss in “Corporate and Other” in the third quarter and first nine months of 2010 was comprised of unallocated corporate-level costs and included $1.6 million of transaction expenses incurred during the second quarter of 2010 in connection with an acquisition.

Backlog

Our firm backlog was approximately $2.2 billion and $2.0 billion at September 30, 2011 and December 31, 2010, respectively.  While there can be no assurance, we expect to convert approximately $360 million of the September 30, 2011 firm backlog into revenue during the remainder of 2011.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $4.9 billion at September 30, 2011 and $4.6 billion at December 31, 2010.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow from operating activities in the first nine months of 2011 was $94.6 million, as compared to $0.8 million in the first nine months of 2010.  The increase in operating cash flow resulted primarily from a $68.2 million increase in cash provided by favorable changes in working capital and certain other assets and liabilities, in addition to a $23.8 million increase in net income.  During the first nine months of 2011, net changes in working capital and certain other assets and liabilities provided $2.0 million of cash, compared to a $66.1 million use of cash in the first nine months of 2010.  The changes in working capital in the first nine months of 2011 included a $45.9 million increase in deferred revenues and customer advances (primarily pertaining to recent communications satellite contract awards) and increased accounts payable and accrued expenses of $18.1 million primarily due to timing of certain cash disbursements.  These favorable cash flow factors were offset by a $71.1 million increase in receivables pertaining primarily to the CRS contract.  Under the terms of the CRS contract, a substantial percentage of the customer cash receipts are billable and collectible only upon the satisfaction of certain key milestones, including the successful completion of each mission.  The first CRS mission is scheduled to occur in 2012.

Cash Flow from Investing Activities

Cash used in investing activities in the first nine months of 2011 was $43.1 million, as compared to $109.4 million in the first nine months of 2010.  We spent $43.1 million for capital expenditures in the first nine months of 2011 as compared to $58.7 million in the first nine months of 2010.  In 2010, we spent $55 million in connection with a business acquisition (see Note 2 to the accompanying financial statements), and we sold an auction-rate debt security for $4.3 million.

Cash Flow from Financing Activities

Cash flow from financing activities in the first nine months of 2011 was $0.1 million, as compared to $12.8 million in the first nine months of 2010.  In 2011, we paid $3.1 million of financing fees associated with establishing a new credit facility, as discussed below.  During the first nine months of 2011 and 2010, we received $2.0 million and $10.8 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock plan purchases.

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

Credit Facility - In June 2011, we entered into a five-year $300 million revolving secured credit facility (the “Credit Facility”), which replaced our $100 million revolving credit facility that was established in 2007.  The new Credit Facility includes the option to increase the amount of the Credit Facility by up to $150 million to the extent that any one or more lenders commit to be a lender for such additional amount.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to our total leverage ratio, or, at our election, at a prime base rate plus 0.75% to 1.50%.  The Credit Facility expires in 2016 and is secured by substantially all of the company’s assets except for real property.  Up to $125 million of the Credit Facility may be reserved for letters of credit.  As of September 30, 2011, there were no borrowings under the Credit Facility, although $17.7 million of letters of credit were issued under the Credit Facility.  Accordingly, as of September 30, 2011, $282.3 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of September 30, 2011, we were in compliance with all of these covenants.

Available Cash and Future Funding

At September 30, 2011, we had $304.0 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  However, there can be no assurance that this will be the case.  We believe that we will continue to incur significant costs during the remainder of 2011 and in 2012 related to the Taurus II and COTS research and development programs.  Additionally, significant unforeseen events such as termination of major orders, late deliveries or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.”  This ASU provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met.  After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  Otherwise, the quantitative test becomes optional. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2011.  We do not expect that adoption of this ASU will have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  This ASU intends to enhance comparability and transparency of other comprehensive income components.  The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011.  There will be no impact to the consolidated financial results as this ASU relates only to changes in financial statement presentation.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement.” This ASU clarifies certain concepts related to the fair value measurement of financial instruments and related disclosures.  The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011.  We are currently evaluating the impact of the pending adoption of this ASU on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of September 30, 2011, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At September 30, 2011, we had $1.9 million of receivables denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency.  At September 30, 2011, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of September 30, 2011, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at September 30, 2011 was $143.3 million.  The fair value was determined based on market prices quoted by a broker-dealer.

We believe that exposure to market risk related to interest rate fluctuations for cash and cash equivalents are not significant.  As of September 30, 2011, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.8 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $9.8 million at September 30, 2011.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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

PART II
OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time we are party to certain litigation or other legal proceedings arising in the ordinary course of business.  Because of the uncertainties inherent in litigation, we cannot predict the outcome of such litigation or other legal proceedings; however, we believe that none of these matters will have a material adverse effect on our results of operations or financial condition.

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

ORBITAL SCIENCES CORPORATION

DATED: October 27, 2011	By:	/s/ David W. Thompson
David W. Thompson
Chairman, President and Chief Executive Officer

DATED: October 27, 2011	By:	/s/ Garrett E. Pierce
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

4.3	Form of 2.4375% Convertible Senior Subordinated Note due 2027 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on December 13, 2006).
31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

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