Form 10-Q
period 2012-03-31
ORBITAL SCIENCES CORP /DE/
filed 2012-04-27
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

As of April 24, 2012, 58,985,986 shares of the registrant’s Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$226,955	$259,219
Receivables	420,350	333,467
Inventories	65,771	64,335
Deferred income taxes, net	47,078	51,413
Other current assets	44,100	46,965
Total current assets	804,254	755,399
Investments	8,800	8,500
Property, plant and equipment, net	263,007	259,972
Goodwill	75,261	75,261
Other non-current assets	28,932	31,668
Total assets	$1,180,254	$1,130,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$245,364	$234,379
Deferred revenues and customer advances	126,298	104,970
Total current liabilities	371,662	339,349
Long-term obligations	132,670	131,182
Other non-current liabilities	17,056	16,990
Total liabilities	521,388	487,521
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 58,981,852 and
58,914,802 shares outstanding, respectively	590	589
Additional paid-in capital	568,405	566,624
Accumulated other comprehensive loss	(2,547)	(3,359)
Retained earnings	92,418	79,425
Total stockholders’ equity	658,866	643,279
Total liabilities and stockholders’ equity	$1,180,254	$1,130,800

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
AND STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Quarters Ended March 31
	2012	2011
Revenues	$338,030	$317,703
Cost of revenues	258,964	271,040
Research and development expenses	27,878	17,135
Selling, general and administrative expenses	27,342	19,412
Income from operations	23,846	10,116
Interest income and other	188	11,489
Interest expense	(3,077)	(2,533)
Income before income taxes	20,957	19,072
Income tax provision	(7,964)	(6,737)
Net income	$12,993	$12,335

Basic income per share	$0.22	$0.21
Diluted income per share	$0.22	$0.21

Net income (from above)	$12,993	$12,335
Other comprehensive income
Unrealized gain on investments	300	600
Defined benefit plans, net of tax of $316 in 2012 and $18 in 2011	512	29
Total other comprehensive income	812	629
Comprehensive income	$13,805	$12,964

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Quarters Ended March 31,
	2012	2011
Operating Activities:
Net income	$12,993	$12,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	9,019	7,847
Deferred income taxes	7,171	5,461
Stock-based compensation and other	2,907	3,882
Changes in assets and liabilities	(53,015)	(1,376)
Net cash provided by (used in) operating activities	(20,925)	28,149

Investing Activities:
Capital expenditures	(11,794)	(17,317)
Net cash used in investing activities	(11,794)	(17,317)

Financing Activities:
Net proceeds from issuances of common stock	406	841
Tax benefit of stock-based compensation	49	558
Net cash provided by financing activities	455	1,399

Net increase (decrease) in cash and cash equivalents	(32,264)	12,231
Cash and cash equivalents, beginning of period	259,219	252,415
Cash and cash equivalents, end of period	$226,955	$264,646

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March  31, 2012 and 2011
(Unaudited)

(1)  Basis of Presentation

Orbital Sciences Corporation (together with its subsidiaries, “Orbital” or the “company”), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission.  The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including estimates of future contract costs and earnings.  Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period.  Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties.  Actual results could differ from these estimates.

All financial amounts are stated in U.S. dollars unless otherwise indicated.

The company has evaluated subsequent events in accordance with U.S. GAAP.  Management has evaluated the events and transactions that have occurred through the date the financial statements were issued, and noted no items requiring adjustment or disclosure in the financial statements.  Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results expected for the full year.

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended March 31,
	2012	2011
Launch Vehicles:
Revenues	$126,122	$105,273
Operating income	8,916	(5,049)
Identifiable assets	229,056	210,642	(2)
Capital expenditures	7,251	10,512
Depreciation and amortization	3,733	3,320
Satellites and Space Systems:
Revenues	$111,283	$152,659
Operating income	7,376	10,310
Identifiable assets	277,429	282,344	(2)
Capital expenditures	2,286	1,829
Depreciation and amortization	1,964	1,745	(3)
Advanced Space Programs:
Revenues	$114,963	$92,710
Operating income	7,554	4,855
Identifiable assets	331,575	254,769	(2)
Capital expenditures	1,974	4,716
Depreciation and amortization	1,763	1,083	(3)
Corporate and Other:
Revenues(1)	$(14,338)	$(32,939)
Operating income	—	—
Identifiable assets	342,194	383,045	(2)
Capital expenditures	283	260
Depreciation and amortization	1,559	1,699
Consolidated:
Revenues	$338,030	$317,703
Operating income	23,846	10,116
Identifiable assets	1,180,254	1,130,800	(2)
Capital expenditures	11,794	17,317
Depreciation and amortization	9,019	7,847

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):
	Quarters Ended March 31,
	2012	2011
Launch Vehicles	$12.5	$31.4
Satellites and Space Systems	1.7	1.1
Advanced Space Programs	0.1	0.4
Total intersegment revenues	$14.3	$32.9

 (2)      As of December 31, 2011.
 (3)      Prior period amounts have been reclassified to conform to the current period presentation.

(3) Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Quarters Ended March 31,
Numerator	2012	2011
Net income	$12,993	$12,335
Percentage allocated to shareholders (1)	99.4%	98.8%
Numerator for basic and diluted earnings per share	$12,915	$12,187

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	58,941	58,299
Dilutive effect of stock options and restricted stock units	334	490
Denominator for diluted earnings per share	59,275	58,789

Per share income
Basic	$0.22	$0.21
Diluted	0.22	0.21
_________________________

(1) Basic weighted-average shares outstanding	58,941	58,299
Basic weighted-average shares outstanding and
unvested restricted share units expected to vest	59,286	58,982
Percentage allocated to shareholders	99.4%	98.8%

The calculation of earnings per share shown above excludes the income attributable to the company’s unvested restricted stock units that include rights to receive non-forfeitable dividends from the numerator and excludes the impact of those units from the denominator.  Diluted weighted-average shares for all periods exclude the effect of those units as well as the effect of the company’s convertible notes that were anti-dilutive.

(4)  Receivables

The components of receivables were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Billed	$59,330	$77,505
Unbilled	361,020	255,962
Total	$420,350	$333,467

Under the terms of the company’s Commercial Resupply Services (“CRS”)  contract with NASA, a substantial percentage of the customer cash receipts are billable and collectible only upon the satisfaction of certain key milestones, including the successful completion of each mission.  Unbilled receivables at March 31, 2012 and December 31, 2011 include $204.8 million and $130.4 million, respectively, pertaining to the CRS contract.

As of March 31, 2012 and December 31, 2011, unbilled receivables included $9.9 million and $10.2 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.  In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of March 31, 2012, the company could be required to refund up to approximately $14.0 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies under which the company believes it would recover satellite incentive fees that are not earned and performance refund obligations.

 (5)  Inventories

Total inventories were $65.8 million at March 31, 2012 and $64.3 million at December 31, 2011.  Substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(6)  Investments

As of March 31, 2012, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 13 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	March 31, 2012			December 31, 2011
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$(1,050)	$6,100	$7,150	$(1,050)	$6,100
Equity(1)	2,000	700	2,700	2,000	400	2,400
Total	$9,150	$(350)	$8,800	$9,150	$(650)	$8,500

(1)  As of March 31, 2012 and December 31, 2011, cost and fair value of the two preferred stock investments were $0.

The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended
	March 31,
	2012	2011
Debt Securities
Fair value at beginning of period	$6,100	$6,700
Temporary impairment credits, net	—	100
Net change in fair value	—	100
Fair value at end of period	$6,100	$6,800

Equity Securities
Fair value at beginning of period	$2,400	$1,900
Temporary impairment credits, net	300	500
Net change in fair value	300	500
Fair value at end of period	$2,700	$2,400

Total
Fair value at beginning of period	$8,500	$8,600
Temporary impairment credits, net	300	600
Net change in fair value	300	600
Fair value at end of period	$8,800	$9,200

There was no sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through March 31, 2012, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

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

For the quarters ended March 31, 2012 and 2011, the company did not record any other-than-temporary impairment charges.  The company records other-than-temporary impairment charges with respect to equity securities based on the company’s assessment that it is likely that the fair value of the investment will not fully recover in the foreseeable future given the duration, severity and continuing declining trend of the fair value of the security, as well as the uncertain financial condition and near-term prospects of the issuer.  The company determines other-than-temporary impairment charges for its debt securities based on credit losses.

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

(7)  Debt Obligations

Convertible Notes

On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15.

Under certain circumstances, the convertible notes are convertible into cash, or a combination of cash and common stock at the company’s election, based on an initial conversion rate of 40.8513 shares of the company’s common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share).  At any time on or after January 21, 2014, the convertible notes are subject to redemption at the option of the company, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date.  Holders of the convertible notes may require the company to repurchase the convertible notes, in whole or in part, on January 15, 2014, January 15, 2017 or January 15, 2022, for cash equal to 100% of the principal amount of the convertible notes, plus any unpaid interest, if any, accrued to the redemption date.  In addition, holders of the convertible notes may require the company to repurchase the convertible notes, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus any unpaid interest, if any, accrued to the redemption date, if a “fundamental change” occurs prior to maturity of the convertible notes.

The fair value of the company’s convertible notes at March 31, 2012 and December 31, 2011 was estimated at $143.7 million and $145.2 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer and is a Level 1 valuation.

Credit Facility

The company has a five-year $300 million revolving secured credit facility (the “Credit Facility”).  The Credit Facility has a scheduled maturity date of June 7, 2016.  The company’s obligations under the Credit Facility are secured by substantially all of the company’s assets except for real property.

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

As of March 31, 2012, there were no borrowings under the Credit Facility, although $15.4 million of letters of credit were issued under the Credit Facility.  Accordingly, as of March 31, 2012, $284.6 million of the Credit Facility was available for borrowings.

Debt Covenants

Orbital’s Credit Facility contains covenants limiting its ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of March 31, 2012, the company was in compliance with all of these covenants.

 (8)  Stock-Based Compensation

The following tables summarize information related to the company’s stock-based compensation:

	Restricted Stock Units		Stock Options
		Weighted Average			Weighted Average
	Number of	Measurement	Number of		Exercise
	Units	Date Fair Value	Options		Price
Outstanding at December 31, 2011	782,112	$16.07	902,287		$7.25
Granted (1)	38,096	14.54	—		—
Exercised	—	—	(8,483)		6.31
Vested	(27,563)	17.10	—		—
Forfeited	(2,865)	16.33	—		—
Expired	—	—	—		—
Outstanding at March 31, 2012	789,780	$15.96	893,804	(2)	$7.25

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 1.36 years.

	As of March 31
(in millions)	2012	2011
Stock-based compensation expense	$1.5	$1.4
Income tax benefit related to stock-based compensation expense	0.5	0.5
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	0.1	1.3
Cash received from exercise of options	0.1	0.5
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	—	0.5

As of
(in millions)	March 31, 2012
Shares of common stock available for grant under stock-based incentive plans	0.9
Aggregate intrinsic value of restricted stock units that are expected to vest	$10.4
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 1.91 years	9.3
Aggregate intrinsic value of stock options outstanding, all fully vested	5.3

(9)  Research and Development

In 2008, the company entered into an agreement with the National Aeronautics and Space Administration (“NASA”) to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo and supplies to the International Space Station.  Under the agreement, as amended, NASA has agreed to pay the company $288 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $472 million.  The company expects to complete this project in the second half of 2012.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses, including associated general and administrative expenses.  As of March 31, 2012 and December 31, 2011, deferred revenue and customer advances on the accompanying balance sheet included $0 and $6.2 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  The following table summarizes the COTS project research and development expenses incurred and amounts funded by NASA (in millions):

	First Quarter		Inception
	2012	2011	To Date
Research and development costs incurred (1)	$21.2	$42.0	$439.1
Less amounts funded by NASA	(11.0)	(34.1)	(271.3)
Net research and development expenses	$10.2	$7.9	$167.8
__________________________________________
(1) Includes associated general and administrative expenses.

The company is engaged in a major product development program of a medium-capacity rocket named Antares.  Approximately $11.6 million and $7.1 million of the company’s research and development expenses in the first quarters of 2012 and 2011, respectively, were attributable to the Antares program.  Since the inception of the Antares program through March 31, 2012, the company has incurred $203.8 million of such costs.

(10)  Income Taxes

The company’s effective tax rates were 38.0% and 35.3% for the three months ended March 31, 2012 and 2011, respectively.  The tax rate in 2011 included the effect of federal research and development tax credits that are not expected to be available to the company in 2012.

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

Research and Development Expenses

The company believes that a majority of the company’s research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company’s revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company’s Antares development program (see Note 9) are allowable, although the U.S. Government has not yet made a final determination.  The company incurred $11.6 million and $7.1 million of such expenses that have been recorded as allowable costs for the quarter ended March 31, 2012 and 2011, respectively.  Since the inception of the Antares program through March 31, 2012, the company has incurred $165.0 million of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

Terminated Contracts

The Orion Launch Abort System contract was terminated for convenience by the customer in 2010.  The company has recognized its best estimates of the revenues and profit that will ultimately be realized in the final termination settlement.

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

Discussions with U.S. Securities and Exchange Commission

As previously disclosed, in December 2011, the company received a comment letter from the staff of the U.S. Securities and Exchange Commission (“SEC”) in connection with a routine review of the company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.  The SEC comment letter included, among other things, a request for supplemental information on certain of the company’s accounting policies and disclosures related to the timing of revenue recognition, including for the company’s Commercial Resupply Services (“CRS”) contract with NASA to resupply cargo to the International Space Station.  The company and the SEC staff are currently engaged in discussions regarding the company’s accounting for launch and delivery milestones under the CRS contract.  The launch and delivery milestones comprise approximately 25% of total CRS contract value.  CRS contract revenues recognized through March 31, 2012 totaled approximately $703 million.  The company’s consolidated results contained in this Form 10-Q were prepared in accordance with the company's existing accounting policies and using assumptions which the company believes are appropriate based on current facts and circumstances, all of which are consistent with those applied in prior audited periods.  Until these discussions are resolved, the company cannot determine if it will be required to supplement its disclosures or restate or make other changes to its historical consolidated financial statements, including the financial information contained in this Form 10-Q.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Item 2 and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, and forecasts of future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include the words “anticipate,” “forecast,” “expect,” “believe,” “should,” “will,” “intend,” “plan” and words of similar substance.  Such forward-looking statements are subject to risks, trends and uncertainties that could cause the actual results or performance of the company to be materially different from the forward-looking statement.  Uncertainty surrounding factors such as continued government support and funding for key space and defense programs, new product development programs, product performance and market acceptance of products and technologies, achievement of contractual milestones, government contract procurement and termination risks, income tax rates and the outcome of our current discussions with the SEC regarding our financial reporting may materially impact Orbital’s actual financial and operational results.  Other risks, uncertainties and factors are discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  We are under no obligation to, and expressly disclaim any obligation or undertaking to update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.

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

The following discussion should be read along with our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Consolidated Results of Operations for the Quarters Ended March 31, 2012 and 2011

Revenues - Our consolidated revenues were $338.0 million in the first quarter of 2012, an increase of $20.3 million, or 6%, compared to the first quarter of 2011 due to higher revenues in our launch vehicles segment and advanced space programs segment partially offset by a reduction in satellites and space systems segment revenues.  Advanced space programs segment revenues increased $22.3 million, or 24%, due to increased activity on national security satellite contracts, partially offset by decreased activity on the International Space Station Commercial Resupply Services (“CRS”) contract with NASA.  Launch vehicles segment revenues increased $20.8 million, or 20%, due to increased activity on target launch vehicles partially offset by decreased activity on missile defense interceptors and space launch vehicles.  Satellites and space systems segment revenues decreased $41.4 million, or 27%, due to decreased activity on communications satellite contracts and science and remote sensing satellite contracts partially offset by increased activity on space technical services contracts.

The growth in revenues also reflects a net decrease of $18.6 million in intersegment revenue eliminations in the first quarter of 2012 compared to the first quarter of 2011, due to a diminishing level of activity on Antares launch vehicles for the Commercial Orbital Transportation Services (“COTS”) research and development program with NASA.  Intersegment revenues included $11.8 million and $31.4 million in the first quarter of 2012 and 2011, respectively, pertaining to Antares production work performed in our launch vehicles segment as part of the COTS program that is being conducted in our advanced space programs segment.

The CRS contract accounted for 22% and 21% of consolidated revenues in the first quarter of 2012 and 2011, respectively.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $74.4 million in the first quarter of 2012, an increase of $6.7 million, or 10%, due to a higher level of contract activity in the first quarter of 2012.  Since the inception of the CRS program through March 31, 2012, a total of $703 million of revenues have been recognized on the contract.

Cost of Revenues - Our cost of revenues was $259.0 million in the first quarter of 2012, a decrease of $12.1 million, or 5%, compared to the first quarter of 2011.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  The decrease in our cost of revenues was primarily attributable to the decrease in contract activity in the satellites and space systems segment.  Cost of revenues decreased $39.9 million in the satellites and space systems segment and increased $8.6 million in the advanced space programs segment and $0.6 million in the launch vehicles segment.  Eliminations of intersegment cost of revenues decreased $18.6 million consistent with the decrease in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $27.9 million, or 8% of revenues, in the first quarter of 2012, a $10.7 million increase compared to $17.1 million, or 5% of revenues, in the first quarter of 2011.  The majority of our research and development expenses in 2012 and 2011 were attributable to the COTS program and our Antares launch vehicle development program.  The increase in research and development expenses was attributable to activities related to the planned launch of the Antares rocket and completion of the COTS program in 2012.

The COTS program is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses, including associated general and administrative expenses.  Under the COTS agreement, as amended, as of March 31, 2012, NASA has agreed to pay us $288 million in cash milestone payments, partially funding our program costs which are currently estimated to be approximately $472 million.  We expect to complete this program in the second half of 2012.  The following table summarizes the COTS program costs incurred and amounts funded by NASA recorded in research and development expenses (in millions):

	First Quarter		Inception
	2012	2011	To Date
Research and development costs incurred (1)	$21.2	$42.0	$439.1
Less amounts funded by NASA	(11.0)	(34.1)	(271.3)
Net research and development expenses	$10.2	$7.9	$167.8
__________________________________________
(1)  Includes associated general and administrative expenses.

Research and development expenses attributable to our Antares launch vehicle development program were $11.6 million and $7.1 million in the first quarter of 2012 and 2011, respectively.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Antares development program are allowable, although the U.S. Government has not yet made a final determination.  We incurred $11.6 million and $7.1 million of such expenses that have been recorded as allowable costs for the quarter ended March 31, 2012 and 2011, respectively.  Since the inception of the Antares program through March 31, 2012, we have incurred $165.0 million of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $27.3 million and $19.4 million, or 8% and 6% of revenues, in the first quarter of 2012 and 2011, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses increased $7.9 million, or 41%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to bid, proposal and marketing costs pertaining to new business prospects in the advanced space programs segment.

Operating Income - Our consolidated operating income was $23.8 million in the first quarter of 2012, an increase of $13.7 million, or 136%, compared to the first quarter of 2011 due to operating income increases in the launch vehicles segment and the advanced space programs segment partially offset by lower operating income in the satellite and space systems segment.  Launch vehicles segment operating income increased $14.0 million largely due to an adjustment in connection with a March 2011 Taurus XL launch failure that reduced operating income in the first quarter of 2011 by $11.3 million.  Advanced space programs segment operating income increased $2.7 million primarily due to increased activity on national security satellite contracts.  Satellites and space systems segment operating income decreased $2.9 million principally due to decreased activity on communications satellite contracts.

Total operating income from the CRS contract was $3.4 million and $3.3 million in the first quarter of 2012 and 2011, respectively.  Since the inception of the CRS program through March 31, 2012, a total of $35 million of operating income has been recognized on the contract.

Interest Income and Other - Interest income and other was $0.2 million in the first quarter of 2012, compared to $11.5 million in the first quarter of 2011.  Interest income and other in the first quarter of 2011 included the recognition of an $11.3 million insurance recovery pertaining to the Taurus XL launch failure discussed above.

Interest Expense - Interest expense was $3.1 million and $2.5 million in the first quarter of 2012 and 2011, respectively, primarily attributable to interest on our long-term convertible debt.   Interest expense also includes interest expense associated with our five-year $300 million revolving secured credit facility which we entered into in June 2011.

Income Tax Provision - Our income tax provision was $8.0 million and $6.7 million in the first quarter of 2012 and 2011, respectively.  Our effective income tax rate for the first quarter of 2012 and 2011 was 38.0% and 35.3%, respectively.  The tax rate in 2011 included the effect of federal research and development tax credits that are not expected to be available to us in 2012.

Net Income - Our net income was $13.0 million and 12.3 million, or $0.22 and $0.21 diluted earnings per share, in the first quarter of 2012 and 2011, respectively.

Segment Results for the Quarters Ended March 31, 2012 and 2011

Our products and services are grouped into three reportable segments: launch vehicles, satellites and space systems and advanced space programs.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 2 to the accompanying financial statements in this Form 10-Q.

Launch Vehicles

Launch vehicles segment operating results were as follows:

	First Quarter
($ in thousands)	2012	2011		% Change
Revenues	$126,122	$105,273		20%
Operating income	8,916	(5,049)		NM
Operating margin	7.1%	(4.8%	)

Segment Revenues - Launch vehicles segment revenues increased $20.8 million, or 20%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to increased activity on target launch vehicles partially offset by decreased activity on missile defense interceptors and space launch vehicles.  Target launch vehicle revenues increased $29.5 million, or 136%, largely due to activity on new contracts that were awarded in 2011.  Missile defense interceptor revenues decreased $6.2 million, or 26%, due to decreased activity on our Ground-based Midcourse Defense contract.  Space launch vehicle revenues declined $3.2 million, or 5%.  Antares launch vehicle revenues were $46.7 million and $49.5 million in the first quarter of 2012 and 2011, respectively, which included $11.8 million and $31.4 million, respectively, related to the COTS program and $34.9 million and $18.1 million, respectively, related to the CRS contract.  Antares launch vehicle revenues accounted for 37% and 47% of total launch vehicles segment revenues in the first quarter of 2012 and 2011, respectively.

Segment Operating Income - Operating income in the launch vehicles segment increased $14.0 million in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher space launch vehicles and target launch vehicles operating income partially offset by lower operating income on missile defense interceptor contracts.  Operating income from space launch vehicles increased $11.6 million primarily due to an adjustment in connection with a March 2011 Taurus XL launch failure that reduced operating income in the first quarter of 2011 by $11.3 million.  This segment does not recognize any profit pertaining to the Antares rockets that are being built for the COTS program that is being conducted in our advanced space programs segment.  Operating income from target launch vehicles increased $2.8 million, or 129%, in the first quarter of 2012, primarily due to activity on new contracts awarded in 2011.

Launch vehicles segment operating margins (as a percentage of revenues) were 7.0% in the first quarter of 2012 compared to negative 4.8% in the first quarter of 2011.  The improvement in operating margin was principally attributable to the effect of the March 2011 Taurus XL launch failure adjustment described above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

	First Quarter
($ in thousands)	2012	2011	% Change
Revenues	$111,283	$152,659	(27%	)
Operating income	7,376	10,310	(28%	)
Operating margin	6.6%	6.8%

Segment Revenues - Satellites and space systems segment revenues decreased $41.4 million, or 27%, in the first quarter of 2012 compared to the first quarter of 2011 due to decreased activity on communications satellite contracts and science and remote sensing satellite contracts partially offset by increased activity on space technical services contracts.  Communications satellite revenues decreased $38.7 million, or 38%, largely attributable to a reduction in activity on contracts that were awarded in 2010.   Communications satellite revenues accounted for 56% and 66% of total segment revenues in the first quarter of 2012 and 2011, respectively.  Science and remote sensing satellite revenues decreased $6.4 million, or 23%, due to decreased contract activity.  Space technical services revenues increased $3.0 million, or 14%, primarily due to increased contract activity.

Segment Operating Income - Operating income in the satellites and space systems segment decreased $2.9 million, or 28%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to decreased activity on communications satellite contracts.  Communications satellite operating income decreased $2.8 million, or 46%, primarily due to decreased contract activity.  Communications satellite operating income accounted for 45% and 60% of total segment operating income in the first quarter of 2012 and 2011, respectively.

Satellites and space systems segment operating margins (as a percentage of revenues) were 6.6% in the first quarter of 2012 and 6.8% in the first quarter of 2011.  The slight reduction in operating margin was principally due to lower profit margins on communications satellite contracts in 2012 compared to 2011.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	First Quarter
($ in thousands)	2012	2011	% Change
Revenues	$114,963	$92,710	24%
Operating income	7,554	4,855	56%
Operating margin	6.6%	5.2%

Segment Revenues - Advanced space programs segment revenues increased $22.3 million, or 24%, in the first quarter of 2012 compared to the first quarter of 2011 due to increased revenues on national security satellite contracts partially offset by a reduction in activity on the CRS contract.  National security satellite revenues increased $31.6 million, or 78%, attributable to increased contract activity.  Revenues from the CRS contract decreased $10.1 million, or 20%, attributable to decreased contract activity.  The CRS program accounted for 34% and 53% of total segment revenues in the first quarter of 2012 and 2011, respectively.

Segment Operating Income - Operating income in the advanced space programs segment increased $2.7 million, or 56%, in the first quarter of 2012 compared to the first quarter of 2011 driven by increased activity on national security satellite contracts.

Advanced space programs segment operating margins (as a percentage of revenues) were 6.6% and 5.2% in the first quarter of 2012 and 2011, respectively.  The increase in operating margin was largely due to profit margin improvements on national security satellite contracts.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $14.3 million and $32.9 million in the first quarter of 2012 and 2011, respectively. Intersegment revenues were comprised primarily of Antares launch vehicle revenues recorded in the launch vehicles segment in connection with the COTS program that is conducted by and reported as a research and development program in our advanced space programs segment.  Antares revenues for the COTS program were $11.8 million and $31.4 million in the first quarter of 2012 and 2011, respectively.

Backlog

Our firm backlog was approximately $2.1 billion and $2.4 billion at March 31, 2012 and December 31, 2011, respectively.  While there can be no assurance, we expect to convert approximately $840 million of the March 31, 2012 firm backlog into revenue during the remainder of 2012.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $5.2 billion at March 31, 2012 and $5.3 billion at December 31, 2011.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow from operating activities in the first quarter of 2012 was negative $20.9 million, as compared to positive $28.1 million in the first quarter of 2011.  The decrease in operating cash flow resulted primarily from unfavorable changes in working capital and certain other assets and liabilities.  During the first quarter of 2012, changes in working capital and certain other assets and liabilities used $53.0 million of cash, compared to a $1.4 million use of cash in the first quarter of 2011.  The changes in working capital in the first quarter of 2012 included an $86.9

million increase in receivables, primarily due to an increase in unbilled receivables pertaining to the CRS contract.   Under the terms of the CRS contract, a substantial percentage of the customer cash receipts are billable and collectible only upon the satisfaction of certain key milestones, including the successful completion of each mission.  The first CRS mission is scheduled to be completed in the first half of 2013.  The increase in receivables in the first quarter of 2012 was offset by a $21.3 million increase in deferred revenue principally due to cash proceeds received on communications satellites contracts and an $11.0 million increase in accounts payable and accrued expenses due to the timing of certain cash disbursements.

Cash Flow from Investing Activities

Cash used in investing activities was $11.8 million and $17.3 million in the first quarter of 2012 and 2011, respectively, and was entirely attributable to capital expenditures.  The decrease in capital expenditures in the first quarter of 2012 was largely due to decreased spending for equipment to support our Antares and COTS programs and our CRS contract.

Cash Flow from Financing Activities

Cash flow from financing activities in the first quarter of 2012 was $0.5 million, as compared to $1.4 million in the first quarter of 2011.  During the first quarter of 2012 and 2011, we received $0.4 million and $0.8 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock option plan purchases.

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

Credit Facility - In June 2011, we entered into a five-year $300 million revolving secured credit facility (the “Credit Facility”).  The Credit Facility includes the option to increase the amount of the Credit Facility by up to $150 million to the extent that any one or more lenders commit to be a lender for such additional amount.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to our total leverage ratio, or, at our election, at a prime base rate plus 0.75% to 1.50%.  The Credit Facility expires in 2016 and is secured by substantially all of the company’s assets except for real property.  Up to $125 million of the Credit Facility may be reserved for letters of credit.  As of March 31, 2012, there were no borrowings under the Credit Facility, although $15.4 million of letters of credit were issued under the Credit Facility.  Accordingly, as of March 31, 2012, $284.6 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of March 31, 2012, we were in compliance with all of these covenants.

Available Cash and Future Funding

At March 31, 2012, we had $227.0 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  However, there can be no assurance that this will be the case.  We believe that we will continue to incur significant costs related to the Antares and COTS research and development programs during the remainder of 2012.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

As discussed in Note 6 to the accompanying financial statements, we currently hold investments in auction rate securities and preferred stock that have experienced a decline in fair value.  Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate these investments in the foreseeable future.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Discussions with U.S. Securities and Exchange Commission

As previously disclosed, in December 2011, we received a comment letter from the staff of the U.S. Securities and Exchange Commission (“SEC”) in connection with a routine review of our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.  The SEC comment letter included, among other things, a request for supplemental information on certain of the company’s accounting policies and disclosures related to the timing of revenue recognition, including for our CRS contract with NASA to resupply cargo to the International Space Station.  We are currently engaged in discussions with the SEC staff regarding our accounting for launch and delivery milestones under the CRS contract.  The launch and delivery milestones comprise approximately 25% of total CRS contract value.  CRS contract revenues recognized through March 31, 2012 totaled approximately $703 million.  Our consolidated results contained in this Form 10-Q were prepared in accordance with our existing accounting policies and using assumptions which we believe are appropriate based on current facts and circumstances, all of which are consistent with those applied in prior audited periods.  Until these discussions are resolved, we cannot determine if we will be required to supplement our disclosures or restate or make other changes to our historical consolidated financial statements, including the financial information contained in this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of March 31, 2012, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Investments

As discussed in Note 6 to the accompanying financial statements, we currently hold investments in auction-rate and preferred stock securities that have experienced a decline in fair value resulting in our recording certain other-than-temporary impairment charges.  We may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At March 31, 2012, we had $1.0 million of receivables denominated in Japanese yen.

From time to time, we enter into forward exchange contracts to hedge against foreign currency fluctuations on receivables or expected payments denominated in foreign currency.  At March 31, 2012, we had no foreign currency forward exchange contracts.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of March 31, 2012, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at March 31, 2012 was $143.7 million.  The fair value was determined based on market prices quoted by a broker-dealer.

We believe that exposure to market risk related to interest rate fluctuations for cash and cash equivalents are not significant.  As of March 31, 2012, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $3.0 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $11.0 million at March 31, 2012.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

(a)	Exhibits - A complete listing of exhibits required is given in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL SCIENCES CORPORATION

DATED: April 27, 2012	By:	/s/ David W. Thompson
David W. Thompson
Chairman of the Board, President and Chief Executive Officer

DATED: April 27, 2012	By:	/s/ Garrett E. Pierce
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