Form 10-Q
period 2012-06-30
ORBITAL SCIENCES CORP /DE/
filed 2012-07-27
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

As of July 24, 2012, 59,034,524 shares of the registrant’s Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$246,351	$259,219
Receivables	408,640	333,467
Inventories	55,474	64,335
Deferred income taxes, net	42,389	51,413
Other current assets	33,674	46,965
Total current assets	786,528	755,399
Investments	9,300	8,500
Property, plant and equipment, net	273,749	259,972
Goodwill	75,261	75,261
Other non-current assets	27,748	31,668
Total assets	$1,172,586	$1,130,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$241,486	$234,379
Deferred revenues and customer advances	100,972	104,970
Total current liabilities	342,458	339,349
Long-term obligations	134,159	131,182
Other non-current liabilities	20,469	16,990
Total liabilities	497,086	487,521
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 59,032,341 and
58,914,802 shares outstanding, respectively	590	589
Additional paid-in capital	570,126	566,624
Accumulated other comprehensive loss	(2,247)	(3,359)
Retained earnings	107,031	79,425
Total stockholders’ equity	675,500	643,279
Total liabilities and stockholders’ equity	$1,172,586	$1,130,800

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
AND STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$371,268	$350,599	$709,298	$668,302
Cost of revenues	290,086	282,758	549,050	553,798
Research and development expenses	21,930	23,432	49,808	40,567
Selling, general and administrative expenses	33,160	21,602	60,501	41,013
Income from operations	26,092	22,807	49,939	32,924
Interest income and other	446	703	633	12,192
Interest expense	(2,970)	(2,804)	(6,047)	(5,337)
Income before income taxes	23,568	20,706	44,525	39,779
Income tax (provision) benefit	(8,954)	511	(16,919)	(6,227)
Net income	$14,614	$21,217	$27,606	$33,552

Basic income per share	$0.25	$0.36	$0.47	$0.57

Diluted income per share	$0.25	$0.36	$0.46	$0.56

Net income (from above)	$14,614	$21,217	$27,606	$33,552
Other comprehensive income
Unrealized gain on investments	500	500	800	1,100
Defined benefit plans, net of tax	(200)	(155)	312	(127)
Total other comprehensive income	300	345	1,112	973
Comprehensive income	$14,914	$21,562	$28,718	$34,525

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income	$27,606	$33,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,356	16,476
Deferred income taxes	15,408	4,055
Stock-based compensation and other	6,016	7,102
Changes in assets and liabilities	(49,428)	6,777
Net cash provided by operating activities	17,958	67,962

Investing Activities:
Capital expenditures	(31,740)	(32,774)
Net cash used in investing activities	(31,740)	(32,774)

Financing Activities:
Net proceeds from issuances of common stock	846	1,364
Debt issuance costs	—	(2,938)
Tax benefit of stock-based compensation	68	713
Net cash provided by (used in) financing activities	914	(861)

Net (decrease) increase in cash and cash equivalents	(12,868)	34,327
Cash and cash equivalents, beginning of period	259,219	252,415
Cash and cash equivalents, end of period	$246,351	$286,742

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
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

The company has evaluated subsequent events in accordance with U.S. GAAP.  Management has evaluated the events and transactions that have occurred through the date these financial statements were issued, and noted no items requiring adjustment or disclosure in these financial statements.  Operating results for the quarter ended June 30, 2012 are not necessarily indicative of the results expected for the full year.

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Launch Vehicles:
Revenues	$126,340		$131,367		$252,462		$236,640
Operating income	8,072		6,870		16,988		1,821
Identifiable assets	235,641		210,642	(2)	235,641		210,642	(2)
Capital expenditures	12,268		10,184		19,519		20,696
Depreciation and amortization	3,898		3,952		7,631		7,272
Satellites and Space Systems:
Revenues	$130,114		$138,174		$241,397		$290,833
Operating income	10,572		8,474		17,949		18,784
Identifiable assets	258,774		282,344	(2)	258,774		282,344	(2)
Capital expenditures	4,603		2,016		6,889		3,845
Depreciation and amortization	2,165		1,707	(3)	4,129		3,452	(3)
Advanced Space Programs:
Revenues	$132,947		$103,188		$247,910		$195,898
Operating income	9,539		7,463		17,093		12,319
Identifiable assets	320,619		254,769	(2)	320,619		254,769	(2)
Capital expenditures	1,442		2,480		3,416		7,196
Depreciation and amortization	1,690		1,216	(3)	3,453		2,299	(3)
Corporate and Other:
Revenues	$(18,133)	(1)	$(22,130)	(1)	$(32,471)	(1)	$(55,069)	(1)
Operating loss	(2,091)	(4)	—		(2,091)	(4)	—
Identifiable assets	357,552		383,045	(2)	357,552		383,045	(2)
Capital expenditures	1,633		778		1,916		1,037
Depreciation and amortization	1,584		1,754		3,143		3,453
Consolidated:
Revenues	$371,268		$350,599		$709,298		$668,302
Operating income	26,092		22,807		49,939		32,924
Identifiable assets	1,172,586		1,130,800	(2)	1,172,586		1,130,800	(2)
Capital expenditures	19,946		15,458		31,740		32,774
Depreciation and amortization	9,337		8,629		18,356		16,476

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):
	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Launch Vehicles	$16.4	$20.3	$29.0	$51.7
Satellites and Space Systems	1.4	1.3	3.1	2.5
Advanced Space Programs	0.3	0.5	0.4	0.9
Total intersegment revenues	$18.1	$22.1	$32.5	$55.1
      (2)  As of December 31, 2011.
         (3)  Prior period amounts have been reclassified to conform to the current period presentation.
(4) The corporate and other operating loss in 2012 is comprised solely of professional fees and other costs related to a potential acquisition that was not consummated.

(3) Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
Numerator	2012	2011	2012	2011
Net income	$14,614	$21,217	$27,606	$33,552
Percentage allocated to shareholders (1)	99.4%	98.9%	99.4%	98.9%
Numerator for basic and diluted earnings per share	$14,526	$20,984	$27,440	$33,183

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	58,991	58,422	58,966	58,361
Dilutive effect of stock options and restricted stock units	290	454	313	472
Denominator for diluted earnings per share	59,281	58,876	59,279	58,833

Per share income
Basic	$0.25	$0.36	$0.47	$0.57
Diluted	0.25	0.36	0.46	0.56
_________________________

(1) Basic weighted-average shares outstanding	58,991	58,422	58,966	58,361
Basic weighted-average shares outstanding and
unvested restricted share units expected to vest	59,327	59,096	59,307	59,039
Percentage allocated to shareholders	99.4%	98.9%	99.4%	98.9%

The calculation of earnings per share shown above excludes the income attributable to the company’s unvested restricted stock units that include rights to receive non-forfeitable dividends from the numerator and excludes the impact of those units from the denominator.  Diluted weighted-average shares for all periods also exclude the effect of the company’s convertible notes that were anti-dilutive.

(4)  Receivables

The components of receivables were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Billed	$43,501	$77,505
Unbilled	365,139	255,962
Total	$408,640	$333,467

As of June 30, 2012 and December 31, 2011, unbilled receivables included $9.7 million and $10.2 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.  In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of June 30, 2012, the company could be required to refund up to approximately $13.8 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies under which the company believes it would recover satellite incentive fees that are not earned and performance refund obligations.

Under the terms of the company’s Commercial Resupply Services (“CRS”) contract with the National Aeronautics and Space Administration (“NASA”), approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  Unbilled receivables at June 30, 2012 and December 31, 2011 include $201.7 million and $130.4 million, respectively, pertaining to the CRS contract.

(5)  Inventories

At June 30, 2012 and December 31, 2011, substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(6)  Investments

As of June 30, 2012 and December 31, 2011, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 13 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	June 30, 2012			December 31, 2011
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$(450)	$6,700	$7,150	$(1,050)	$6,100
Equity (1)	2,000	600	2,600	2,000	400	2,400
Total	$9,150	$150	$9,300	$9,150	$(650)	$8,500

(1)  As of June 30, 2012 and December 31, 2011, cost and fair value of the two preferred stock investments were $0.

         The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Debt Securities
Fair value at beginning of period	$6,100	$6,800	$6,100	$6,700
Temporary impairment credits, net	600	100	600	200
Fair value at end of period	$6,700	$6,900	$6,700	$6,900

Equity Securities
Fair value at beginning of period	$2,700	$2,400	$2,400	$1,900
Temporary impairment (charges) credits, net	(100)	400	200	900
Fair value at end of period	$2,600	$2,800	$2,600	$2,800

Total
Fair value at beginning of period	$8,800	$9,200	$8,500	$8,600
Temporary impairment credits, net	500	500	800	1,100
Fair value at end of period	$9,300	$9,700	$9,300	$9,700

        There was no sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through June 30, 2012, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

The company has estimated the fair value of these securities based on an income approach using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) the time horizon until each security will be sold.  The discount rates used in the present value calculations are based on yields on U.S. Treasury securities with similar time horizons plus interest rate risk premiums that are intended to compensate for general market risk and the risk specific to each security.  The risk premiums are based upon current credit default swap pricing market data for similar or related securities or credit spreads for corporate bonds with similar credit ratings and similar maturities.  The discounted cash flow analysis is a Level 3 valuation, as defined in U.S. GAAP.

For the quarters and six months ended June 30, 2012 and 2011, the company did not record any other-than-temporary impairment charges.  The company records other-than-temporary impairment charges with respect to equity securities if the company’s assessment determines that it is likely that the fair value of the investment will not fully recover in the foreseeable future given the duration, severity and continuing declining trend of the fair value of the security, as well as the uncertain financial condition and near-term prospects of the issuer.  The company determines other-than-temporary impairment charges for its debt securities based on credit losses.

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

(7)  Forward Exchange Contracts

Orbital uses forward exchange contracts to manage certain foreign currency exposures.  Forward exchange contracts are viewed as risk management tools by the company and are not used for trading or speculative purposes.  Forward exchange contracts used for hedging purposes are designated and effective as a hedge of the identified risk exposure at the inception of the contract.  Changes in the fair value of the forward exchange contracts are expected to be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.  Forward exchange contracts are recorded on the balance sheet at fair value.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

During the second quarter of 2012, Orbital entered into a series of forward exchange contracts to sell euros and purchase U.S. dollars in order to hedge the company’s exposure to fluctuating rates of exchange in connection with a customer contract denominated in euros.  As of June 30, 2012, the company had 10 forward exchange contracts with a total contract value of 62.5 million euros or $81.1 million, that have various expiration dates through January 2015.  As of June 30, 2012, these forward exchange contracts had a fair market value of $1.5 million.

(8)  Debt Obligations

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

The fair value of the company’s convertible notes at June 30, 2012 and December 31, 2011 was estimated at $143.8 million and $145.2 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer and is a Level 1 valuation, as defined in U.S GAAP.

Credit Facility

The company has a five-year $300 million revolving secured credit facility (the “Credit Facility”).  The Credit Facility has a scheduled maturity date of June 7, 2016.  The company’s obligations under the Credit Facility are secured by substantially all of the company’s assets except for real property.

The Credit Facility provides capacity for up to $300 million of revolving loans and permits the company to utilize up to $125 million of such capacity for the issuance of standby letters of credit.  The company has the option to increase the amount of the Credit Facility by up to $150 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such additional amount.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to the company’s total leverage ratio, or, at the election of the company, at a prime base rate plus 0.75% to 1.50%.  Letters of credit issued under the Credit Facility accrue fees at a rate equal to the applicable margin for LIBOR loans.  In addition, the company is required to pay a quarterly commitment fee for the unused portion of the Credit Facility, if any, at a rate ranging from 0.30% to 0.50%.

As of June 30, 2012, there were no borrowings under the Credit Facility, although $17.1 million of letters of credit were issued under the Credit Facility.  Accordingly, as of June 30, 2012, $282.9 million of the Credit Facility was available for borrowings.

Debt Covenants

Orbital’s Credit Facility contains covenants limiting its ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of June 30, 2012, the company was in compliance with all of these covenants.

(9)  Stock-Based Compensation

The following tables summarize information related to the company’s stock-based compensation:

	Restricted Stock Units		Stock Options
		Weighted Average			Weighted Average
	Number of	Measurement	Number of		Exercise
	Units	Date Fair Value	Options		Price
Outstanding at December 31, 2011	782,112	$16.07	902,287		$7.25
Granted (1)	38,096	14.54	—		—
Exercised	—	—	(18,960)		6.59
Vested	(37,098)	17.28	—		—
Forfeited	(5,814)	16.14	—		—
Expired	—	—	—		—
Outstanding at June 30, 2012	777,296	$15.93	883,327	(2)	$7.26

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 1.12 years.

	Quarters Ended June 30,
(in millions)	2012	2011
Stock-based compensation expense	$1.3	$1.5
Income tax benefit related to stock-based compensation expense	0.4	0.5
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	—	0.5
Cash received from exercise of options	0.1	0.1
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	—	0.2

	Six Months Ended June 30,
(in millions)	2012	2011
Stock-based compensation expense	$2.7	$2.9
Income tax benefit related to stock-based compensation expense	0.9	0.9
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	0.1	1.8
Cash received from exercise of options	0.1	0.6
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	—	0.7

As of
(in millions)	June 30, 2012
Shares of common stock available for grant under stock-based incentive plans	3.4
Aggregate intrinsic value of restricted stock units that are expected to vest	$10.0
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 1.70 years	8.0
Aggregate intrinsic value of stock options outstanding, all fully vested	5.0

During the second quarter of 2012, the company registered 2.5 million additional shares of common stock for issuance under the Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan.

(10) Research and Development

In 2008, the company entered into an agreement with NASA to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo and supplies to the International Space Station.  Under the agreement, as amended, NASA has agreed to pay the company $288 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $480 million.  The company expects to substantially complete this project in the fourth quarter of 2012.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses, including associated general and administrative expenses.  As of June 30, 2012 and December 31, 2011, deferred revenue and customer advances on the accompanying balance sheet included $0 and $6.2 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  The following table summarizes the COTS project research and development expenses incurred and amounts funded by NASA (in millions):

	Second Quarter		First Six Months		Inception
	2012	2011	2012	2011	To Date
Research and development costs incurred (1)	$11.1	$36.5	$32.3	$78.4	$450.2
Less amounts funded by NASA	(4.5)	(25.2)	(15.5)	(59.3)	(275.8)
Net research and development expenses	$6.6	$11.3	$16.8	$19.1	$174.4
__________________________________________
(1) Includes associated general and administrative expenses.

The company is engaged in a major product development program of a medium-capacity rocket named Antares.  Approximately $8.1 million and $8.2 million of the company’s research and development expenses in the second quarter of 2012 and 2011, respectively, and $19.7 million and $15.3 million in the first six months of 2012 and 2011, respectively, were attributable to the Antares program.  Since the inception of the Antares program through June 30, 2012, the company has incurred $211.9 million of such costs.

(11)  Income Taxes

The company’s effective tax rates were 38.0% and 15.7% for the six months ended June 30, 2012 and 2011, respectively.  The tax rate in 2011 included a favorable income tax adjustment of $7.7 million pertaining to the company’s election to claim extraterritorial income exclusions related to export activities in prior years.  In addition, the tax rate in 2011 reflected the effect of federal research and development tax credits that are not expected to be available to the company in 2012.

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

Research and Development Expenses

The company believes that a majority of the company’s research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company’s revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company’s Antares development program (see Note 10) are allowable, although the U.S. Government has not yet made a final determination.  The company incurred $19.7 million and $15.3 million of such expenses that have been recorded as allowable costs for the six months ended June 30, 2012 and 2011, respectively.  Since the inception of the Antares program through June 30, 2012, the company has incurred $173.1 million of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

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

Discussions with U.S. Securities and Exchange Commission

As previously disclosed, in December 2011, the company received a comment letter from the staff of the U.S. Securities and Exchange Commission (“SEC”) in connection with a routine review of the company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.  In June 2012, the SEC informed Orbital that the review was completed.  Orbital has not recorded any adjustments to its financial statements as a result of the SEC review.

Other

On April 2, 2010, the company acquired certain assets and liabilities of the spacecraft development manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation (the “Seller”), for $55 million in cash, subject to a potential working capital adjustment.  The company and the Seller are each disputing the other party’s claim for a purchase price adjustment based on the calculation of working capital as of the closing date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Item 2 and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, and forecasts of future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include the words “anticipate,” “forecast,” “expect,” “believe,” “should,” “will,” “intend,” “plan” and words of similar substance.  Such forward-looking statements are subject to risks, trends and uncertainties that could cause the actual results or performance of the company to be materially different from the forward-looking statement.  Uncertainty surrounding factors such as continued government support and funding for key space and defense programs, including impacts of potential sequestration under the Budget Control Act of 2011, new product development programs, product performance and market acceptance of products and technologies, achievement of contractual milestones, government contract procurement and termination risks and income tax rates may materially impact Orbital’s actual financial and operational results.  Other risks, uncertainties and factors are discussed under the caption “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.  We are under no obligation to, and expressly disclaim any obligation or undertaking to update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.

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

Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2012 and 2011

Revenues - Our consolidated revenues were $371.3 million in the second quarter of 2012, an increase of $20.7 million, or 6%, compared to the second quarter of 2011 due to higher revenues in our advanced space programs segment partially offset by a reduction in satellites and space systems segment revenues and launch vehicles segment revenues.  Advanced space programs segment revenues increased $29.8 million, or 29%, due to increased activity on our International Space Station Commercial Resupply Services (“CRS”) contract with the National Aeronautics and Space Administration (“NASA”).  Launch vehicles segment revenues decreased $5.0 million, or 4%, due to decreased activity on space launch vehicles and missile defense interceptors partially offset by increased activity on target launch vehicles.  Satellites and space systems segment revenues decreased $8.1 million, or 6%, due to decreased activity on communications satellite contracts and science and remote sensing satellite contracts partially offset by increased activity on space technical services contracts.

The growth in revenues also reflects a net decrease of $4.0 million in intersegment revenue eliminations in the second quarter of 2012 compared to the second quarter of 2011, principally due to a lower level of activity on Antares launch vehicles for the Commercial Orbital Transportation Services (“COTS”) research and development program with NASA.  Intersegment revenues included $15.7 million and $20.3 million in the second quarter of 2012 and 2011, respectively, pertaining to Antares production work reported in our launch vehicles segment as part of the COTS program that is reported in our advanced space programs segment.

Our consolidated revenues were $709.3 million in the first half of 2012, an increase of $41.0 million, or 6%, compared to the first half of 2011 due to higher revenues in our advanced space programs segment and our launch vehicles segment partially offset by a reduction in the satellites and space systems segment.  Advanced space programs segment revenues increased $52.0 million, or 27%, due to increased activity on national security satellite contracts and the CRS contract.  Launch vehicles segment revenues increased $15.8 million, or 7%, due to increased activity on target launch vehicles partially offset by decreased activity on space launch vehicles and missile defense interceptors.  Satellites and space systems segment revenues decreased $49.4 million, or 17%, due to decreased activity on communications satellite contracts and science and remote sensing satellite contracts partially offset by increased activity on space technical services contracts.

Eliminations of intersegment revenues decreased to $32.5 million in the first six months of 2012 compared to $55.1 million in the first six months of 2011.  Intersegment revenues included $27.5 million and $51.7 million in the first six months of 2012 and 2011, respectively, pertaining to Antares production work reported in our launch vehicles segment as part of the COTS program that is reported in our advanced space programs segment.

The CRS contract accounted for 25% and 18% of consolidated revenues in the second quarter of 2012 and 2011, respectively, and 24% and 20% of consolidated revenues in the first six months ended June 30, 2012 and 2011, respectively.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $94.1 million in the second quarter of 2012, an increase of $29.4 million, or 45%, compared to the second quarter of 2011, due to a higher level of contract activity in the second quarter of 2012.  CRS contract revenues totaled $168.6 million in the first six months of 2012, an increase of $36.1 million, or 27%, compared to the first six months of 2011, due to increased production activity.  Under the terms of the CRS contract, approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  Since the inception of the CRS contract through June 30, 2012, a total of $797 million of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

Cost of Revenues - Our cost of revenues was $290.1 million in the second quarter of 2012, an increase of $7.3 million, or 3%, compared to the second quarter of 2011.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  The increase in our cost of revenues was primarily attributable to the increase in contract activity in the advanced space programs segment partially offset by decreased contract activity in the space systems segment and the launch vehicles segment.  Cost of revenues increased $22.9 million in the advanced space programs segment, decreased $11.3 million in the space systems segment and decreased $8.3 million in the launch vehicles segment.  Eliminations of intersegment cost of revenues decreased $4.0 million consistent with the decrease in intersegment revenues discussed above.

Our cost of revenues was $549.1 million in the first half of 2012, a decrease of $4.7 million, or 1%, compared to the first half of 2011.  Cost of revenues decreased $51.2 million in the satellites and space systems segment and decreased $7.6 million in the launch vehicles segment.  These decreases were offset by a $31.5 million increase in cost of revenues in the advanced space programs segment.  Eliminations of intersegment cost of revenues decreased $22.6 million consistent with the decrease in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $21.9 million, or 6% of revenues, in the second quarter of 2012, a $1.5 million decrease compared to $23.4 million, or 7% of revenues, in the second quarter of 2011.  The majority of our research and development expenses in 2012 and 2011 were attributable to the COTS program and our Antares launch vehicle development program.  The decrease in research and development expenses was attributable to decreased level of activity related to the COTS program that is nearing completion.

The COTS program is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses, including associated general and administrative expenses.  Under the COTS agreement, as amended, as of June 30, 2012, NASA has agreed to pay us $288 million in cash milestone payments, partially funding our program costs which are currently estimated to be approximately $480 million.  We expect to substantially complete this program in the fourth quarter of 2012.  The following table summarizes the COTS program costs incurred and amounts funded by NASA recorded in research and development expenses (in millions):

	Second Quarter		First Six Months		Inception
	2012	2011	2012	2011	To Date
Research and development costs incurred (1)	$11.1	$36.5	$32.3	$78.4	$450.2
Less amounts funded by NASA	(4.5)	(25.2)	(15.5)	(59.3)	(275.8)
Net research and development expenses	$6.6	$11.3	$16.8	$19.1	$174.4
__________________________________________
(1)  Includes associated general and administrative expenses.

Research and development expenses attributable to our Antares launch vehicle development program were $8.1 million and $8.2 million in the second quarter of 2012 and 2011, respectively, and were $19.7 million and $15.3 million in the first six months of 2012 and 2011, respectively.  Since the inception of the Antares program through June 30, 2012, we have incurred $211.9 million of such costs.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Antares development program are allowable, although the U.S. Government has not yet made a final determination.  We incurred $8.1 million and $8.2 million of such expenses that have been recorded as allowable costs for the quarters ended June 30, 2012 and 2011, respectively.  Since the inception of the Antares program through June 30, 2012, we have incurred $173.1 million of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $33.2 million and $21.6 million, or 9% and 6% of revenues, in the second quarter of 2012 and 2011, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses increased $11.6 million, or 54%, in the second quarter of 2012 compared to the second quarter of 2011 primarily due to bid, proposal and marketing costs pertaining to new business prospects in the advanced space programs segment.  Selling, general and administrative expenses in the second quarter of 2012 also included $2.1 million of professional fees and other costs related to a potential acquisition that was not consummated.

Selling, general and administrative expenses were $60.5 million and $41.0 million, or 9% and 6% of revenues, in the first half of 2012 and 2011, respectively.  Selling, general and administrative expenses increased $19.5 million, or 48%, in the first half of 2012 primarily due to bid, proposal and marketing costs pertaining to new business prospects in the advanced space programs segment and launch vehicles segment.  In addition, selling, general and administrative expenses in the first half of 2012 included $2.1 million of professional fees and other costs related to a potential acquisition that was not consummated.

Operating Income - Operating income was $26.1 million in the second quarter of 2012, an increase of $3.3 million, or 14%, compared to the second quarter of 2011 due to operating income increases in each of our three segments.  Satellites and space systems segment operating income increased $2.1 million principally due to profit improvements on certain communications satellite contracts partially offset by lower operating income from science and remote sensing satellite contracts.  Advanced space programs segment operating income increased $2.1 million primarily due to increased activity on the CRS contract.  Launch vehicles segment operating income increased $1.2 million due to increased contract activity on target launch vehicles and profit improvements on certain space and target launch vehicles partially offset by decreased activity on missile defense interceptors.  The increase in operating income was partially offset by $2.1 million of professional fees and other costs recorded in corporate and other, related to a potential acquisition that was not consummated as discussed above.

Operating income was $49.9 million in the first half of 2012, an increase of $17.0 million, or 52%, compared to the first half of 2011 due to operating income increases in the launch vehicles segment and the advanced space programs segment partially offset by lower operating income in the satellites and space systems segment.  Launch vehicles segment operating income increased $15.2 million largely due to an adjustment in the first half of 2011 in connection with a March 2011 Taurus XL launch failure that reduced operating income by $11.3 million.  Advanced space programs segment operating income increased $4.8 million primarily due to increased activity on national security satellite contracts and the CRS contract.  Satellites and space systems segment operating income decreased $0.8 million principally due to lower operating income on science and remote sensing satellite contracts partially offset by higher operating income on communications satellite and space technical services contracts.   The segment operating income increases were partially offset by $2.1 million of professional fees and other costs recorded in corporate and other, related to a potential acquisition that was not consummated as discussed above.

Total operating income from the CRS contract was $5.0 million and $3.3 million in the second quarter of 2012 and 2011, respectively.  Total operating income from the CRS contract was $8.4 million and $6.7 million in the first half of 2012 and 2011, respectively.  Since the inception of the CRS program through June 30, 2012, a total of $40 million of operating income has been recognized on the contract.

Interest Income and Other - Interest income and other was $0.4 million in the second quarter of 2012, compared to $0.7 million in the second quarter of 2011.  Interest income and other was $0.6 million in the first half of 2012, compared to $12.2 million in the first half of 2011.  Interest income and other in the first half of 2011 included the recognition of an $11.3 million insurance recovery pertaining to the Taurus XL launch failure discussed above.

Interest Expense - Interest expense was $3.0 million and $2.8 million in the second quarter of 2012 and 2011, respectively, and was $6.0 million and $5.3 million in the first half of 2012 and 2011, respectively, primarily attributable to interest on our long-term convertible debt.

Income Tax Provision - We recorded an income tax provision of $9.0 million in the second quarter of 2012, compared to an income tax benefit of $0.5 million in the second quarter of 2011.  We recorded income tax provisions of $16.9 million and $6.2 million in the first half of 2012 and 2011, respectively.  Our effective income tax rate for the first half of 2012 and 2011 was 38.0% and 15.7%, respectively.  The increases in income taxes were largely due to a favorable income tax adjustment of $7.7 million in the second quarter of 2011 pertaining to our election to claim extraterritorial income exclusions related to export activities in prior years.  In addition, income taxes in 2011 included the effect of federal research and development tax credits that are not expected to be available to us in 2012.

Net Income - Our net income was $14.6 million and $21.2 million, or $0.25 and $0.36 diluted earnings per share, in the second quarter of 2012 and 2011, respectively, and was $27.6 million and $33.6 million, or $0.46 and $0.56 diluted earnings per share, in the first half of 2012 and 2011, respectively.

Segment Results for the Quarters Ended June 30, 2012 and 2011

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

Launch Vehicles

Launch vehicles segment operating results were as follows:

	Second Quarter				First Six Months
($ in thousands)	2012	2011	% Change		2012	2011	% Change
Revenues	$126,340	$131,367	(4%	)	$252,462	$236,640	7%
Operating income	8,072	6,870	17%		16,988	1,821	NM
Operating margin	6.4%	5.2%			6.7%	0.8%

Segment Revenues - Launch vehicles segment revenues decreased $5.0 million, or 4%, in the second quarter of 2012 compared to the second quarter of 2011 primarily due to decreased activity on space launch vehicles and missile defense interceptors partially offset by increased activity on target launch vehicles.  Space launch vehicle revenues declined $11.9 million, or 16%, largely due to lower activity on Antares launch vehicles for the COTS program and the CRS contract.  Antares launch vehicle revenues were $44.4 million and $52.5 million in the second quarter of 2012 and 2011, respectively, which included $15.7 million and $20.3 million, respectively, related to the COTS program and $28.7 million and $32.2 million, respectively, related to the CRS contract.  Antares launch vehicle revenues accounted for 35% and 40% of total launch vehicles segment revenues in the second quarter of 2012 and 2011, respectively.   Missile defense interceptor revenues decreased $2.5 million, or 13%, due to decreased activity on our Ground-based Midcourse Defense contract. Target launch vehicle revenues increased $8.6 million, or 23%, largely due to activity on new contracts that were awarded in 2011.

Launch vehicles segment revenues increased $15.8 million, or 7%, in the first half of 2012 compared to the first half of 2011 primarily due to increased activity on target launch vehicles partially offset by decreased activity on space launch vehicles and missile defense interceptors.  Target launch vehicle revenues increased $38.1 million, or 65%, largely due to activity on new contracts that were awarded in 2011.  Space launch vehicle revenues decreased $15.1 million, or 11%, largely due to lower activity on Antares launch vehicles for the COTS program and the CRS contract.  Antares launch vehicle revenues were $91.1 million and $102.0 million in the first half of 2012 and 2011, respectively, which included $27.5 million and $51.7 million, respectively, related to the COTS program and $63.6 million and $50.3 million, respectively, related to the CRS contract.  Antares launch vehicle revenues accounted for 36% and 43% of total launch vehicles segment revenues in the first half of 2012 and 2011, respectively.  Missile defense interceptor revenues decreased $8.7 million, or 20%, due to decreased activity on our Ground-based Midcourse Defense contract.

Segment Operating Income - Operating income in the launch vehicles segment increased $1.2 million, or 17%, in the second quarter of 2012 compared to the second quarter of 2011 despite the decline in segment revenues primarily due to higher target launch vehicles and space launch vehicles operating income partially offset by lower operating income from missile defense interceptor contracts.  Operating income from target launch vehicle contracts increased $1.6 million primarily due to increased contract activity and a profit improvement on a contract with the U.S. Navy.  Operating income from space launch vehicles increased $0.9 million primarily due to profit improvements on certain launch vehicle contracts.  This segment does not recognize any profit pertaining to the Antares rockets that are being built for the COTS program that is reported in our advanced space programs segment.  Operating income from missile defense interceptors decreased $1.2 million in the second quarter of 2012, primarily due to decreased activity on our Ground-based Midcourse Defense contract as well as from a favorable profit adjustment which occurred in 2011 resulting from the settlement of a terminated contract.

Operating income in the launch vehicles segment increased $15.2 million in the first half of 2012 compared to the first half of 2011 primarily due to higher space launch vehicles and target launch vehicles operating income partially offset by lower operating income from missile defense interceptor contracts.  Operating income from space launch vehicles increased $12.5 million primarily due to an adjustment in the first half of 2011 in connection with a March 2011 Taurus XL launch failure that reduced operating income by $11.3 million.  This segment does not recognize any profit pertaining to the Antares rockets that are being built for the COTS program that is reported in our advanced space programs segment.  Operating income from target launch vehicles increased $4.4 million, or 83%, in the first half of 2012, primarily due to activity on new contracts awarded in 2011.  Operating income from missile defense interceptors decreased $1.7 million, or 29%, primarily due to decreased activity on our Ground-based Midcourse Defense contract as well as from a favorable profit adjustment which occurred in 2011 resulting from the settlement of a terminated contract.

Launch vehicles segment operating margins (as a percentage of revenues) increased to 6.4% in the second quarter of 2012 compared to 5.2% in the second quarter of 2011.  The improvement in operating margin was principally attributable to the effect of profit improvements on certain launch vehicle contracts.  Segment operating margin increased in the first half of 2012 primarily due to the effect of the March 2011 Taurus XL launch failure adjustment described above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

	Second Quarter				First Six Months
($ in thousands)	2012	2011	% Change		2012	2011	% Change
Revenues	$130,114	$138,174	(6%	)	$241,397	$290,833	(17%	)
Operating income	10,572	8,474	25%		17,949	18,784	(4%	)
Operating margin	8.1%	6.1%			7.4%	6.5%

Segment Revenues - Satellites and space systems segment revenues decreased $8.1 million, or 6%, in the second quarter of 2012 compared to the second quarter of 2011 due to decreased activity on communications satellite contracts and science and remote sensing satellite contracts partially offset by increased activity on space technical services contracts.  Communications satellite revenues decreased $10.2 million, or 11%, largely attributable to a reduction in activity on contracts that are nearing completion.   Communications satellite revenues accounted for 65% and 68% of total segment revenues in the second quarter of 2012 and 2011, respectively.  Science and remote sensing satellite revenues decreased $3.2 million, or 16%, due to decreased contract activity.  Space technical services revenues increased $5.2 million, or 24%, primarily due to increased contract activity.

Satellites and space systems segment revenues decreased $49.4 million, or 17%, in the first half of 2012 compared to the first half of 2011 due to decreased activity on communications satellite contracts and science and remote sensing satellite contracts partially offset by increased activity on space technical services contracts.  Communications satellite revenues decreased $48.8 million, or 25%, largely attributable to a reduction in activity on contracts that are nearing completion.   Communications satellite revenues accounted for 61% and 67% of total segment revenues in the first half of 2012 and 2011, respectively.  Science and remote sensing satellite revenues decreased $9.5 million, or 20%, due to decreased contract activity.  Space technical services revenues increased $8.3 million, or 19%, primarily due to increased contract activity.

Segment Operating Income - Operating income in the satellites and space systems segment increased $2.1 million, or 25%, in the second quarter of 2012 compared to the second quarter of 2011 despite a decrease in segment revenues.  This increase was primarily due to higher operating income from communications satellite contracts partially offset by lower operating income from science and remote sensing satellite contracts.  Communications satellite operating income increased $4.6 million, or 85%, primarily due to profit improvements on certain communications satellite contracts that were substantially completed in the second quarter of 2012.  Certain of these contracts entailed unique technical risks.  The execution of the final stages of these contracts resulted in favorable changes in estimates in the second quarter of 2012.  Communications satellite operating income accounted for 95% and 64% of total segment operating income in the second quarter of 2012 and 2011, respectively.  Science and remote sensing satellite operating income decreased $2.7 million primarily due to increased costs on a contract nearing completion.

Operating income in the satellites and space systems segment decreased $0.8 million, or 4%, in the first half of 2012 compared to the first half of 2011.   This decrease was primarily due to lower operating income from science and remote sensing satellite contracts partially offset by higher operating income from communications satellite contracts and space technical services contracts.  Science and remote sensing satellite operating income decreased $3.0 million, or 59%, primarily due to decreased contract activity.  Communications satellite operating income increased $1.8 million, or 15%, primarily due to the successful execution of the final stages of two satellite contracts.  Communications satellite operating income accounted for 74% and 62% of total segment operating income in the first half of 2012 and 2011, respectively.

Satellites and space systems segment operating margins (as a percentage of revenues) increased to 8.1% in the second quarter of 2012 from 6.1% in the second quarter of 2011, and to 7.4% in the first half of 2012 compared to 6.5% in the first half of 2011, principally due to the effect of the contract profit improvements on certain communications satellite contracts discussed above.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	Second Quarter			First Six Months
($ in thousands)	2012	2011	% Change	2012	2011	% Change
Revenues	$132,947	$103,188	29%	$247,910	$195,898	27%
Operating income	9,539	7,463	28%	17,093	12,319	39%
Operating margin	7.2%	7.2%		6.9%	6.3%

Segment Revenues - Advanced space programs segment revenues increased $29.8 million, or 29%, in the second quarter of 2012 compared to the second quarter of 2011 due to increased revenues on the CRS contract slightly offset by lower revenues on national security satellite contracts.  Revenues from the CRS contract increased $32.9 million, or 101%, attributable to increased contract activity.  The CRS contract accounted for 49% and 32% of total segment revenues in the second quarter of 2012 and 2011, respectively.  Revenues from national security satellite contracts decreased $2.1 million, or 3%, due to decreased contract activity.

Advanced space programs segment revenues increased $52.0 million, or 27%, in the first half of 2012 compared to the first half of 2011 due to increased revenues on national security satellite contracts and the CRS contract.  National security satellite revenues increased $29.6 million, or 27%, attributable to increased contract activity.  Revenues from the CRS contract increased $22.8 million, or 28%, attributable to increased contract activity.  The CRS contract accounted for 42% of total segment revenues in the first half of 2012 and 2011.

Segment Operating Income - Operating income in the advanced space programs segment increased $2.1 million, or 28%, in the second quarter of 2012 compared to the second quarter of 2011 primarily driven by increased activity on the CRS contract.

Operating income in the advanced space programs segment increased $4.8 million, or 39%, in the first half of 2012 compared to the first half of 2011 driven by increased activity on national security satellite contracts and the CRS contract.

Advanced space programs segment operating margins (as a percentage of revenues) were 7.2% in both the second quarter of 2012 and 2011, and increased to 6.9% in the first half of 2012 from 6.3% in the first half of 2011.  Segment operating margin increased in the first half of 2012 largely due to profit margin improvements on certain national security satellite contracts.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $18.1 million and $22.1 million in the second quarter of 2012 and 2011, respectively, and $32.5 million and $55.1 million in the first half of 2012 and 2011, respectively.  Intersegment revenues were comprised primarily of Antares launch vehicle revenues recorded in the launch vehicles segment in connection with the COTS program that is reported as a research and development program in our advanced space programs segment.  Antares revenues for the

COTS program were $15.7 million and $20.3 million in the second quarter of 2012 and 2011, respectively, and $27.5 million and $51.7 million in the first half of 2012 and 2011, respectively.

The operating loss in “Corporate and Other” in the second quarter and first half of 2012 was comprised solely of $2.1 million of professional fees and other costs related to a potential acquisition that was not consummated.   There was no corporate and other operating income or loss in the second quarter and first half of 2011.

Backlog

Our firm backlog was approximately $2.2 billion and $2.4 billion at June 30, 2012 and December 31, 2011, respectively.  While there can be no assurance, we expect to convert approximately $630 million of the June 30, 2012 firm backlog into revenue during the remainder of 2012.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $5.2 billion at June 30, 2012 and $5.3 billion at December 31, 2011.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash flow from operating activities in the first half of 2012 was $18.0 million, compared to $68.0 million in the first half of 2011.  The decrease in operating cash flow resulted primarily from a decrease in the net effect of changes in working capital and certain other assets and liabilities.  During the first half of 2012, changes in working capital and certain other assets and liabilities used $49.4 million of cash, compared to $6.8 million of cash provided in the first half of 2011.  The changes in working capital in the first half of 2012 included a $75.2 million increase in receivables, primarily due to an increase in unbilled receivables pertaining to the CRS contract.   Under the terms of the CRS contract, approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  The first CRS mission is scheduled to be completed in the first half of 2013.  The increase in receivables in the first half of 2012 was offset by a $13.3 million decrease in other current assets and an $8.9 million decrease in inventory.

Cash Flow from Investing Activities

Cash used in investing activities was $31.7 million and $32.8 million in the first half of 2012 and 2011, respectively, and was entirely attributable to capital expenditures.  Capital expenditures in the first half of 2012 and 2011 were largely attributable to spending for equipment to support our Antares and COTS programs and our CRS contract.

Cash Flow from Financing Activities

Cash flow from financing activities was $0.9 million in the first half of 2012, compared to cash used in financing activities of $0.9 million in the first half of 2011.  During the first half of 2012 and 2011, we received $0.8 million and $1.4 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock option plan purchases.  In the second quarter of 2011, we paid $2.9 million of financing fees associated with establishing a new credit facility.

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

Credit Facility - In June 2011, we entered into a five-year $300 million revolving secured credit facility (the “Credit Facility”).  The Credit Facility includes the option to increase the amount of the Credit Facility by up to $150 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such additional amount.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to our total leverage ratio, or, at our election, at a prime base rate plus 0.75% to 1.50%.  The Credit Facility expires in 2016 and is secured by substantially all of the company’s assets except for real property.  Up to $125 million of the Credit Facility may be reserved for letters of credit.  As of June 30, 2012, there were no borrowings under the Credit Facility, although $17.1 million of letters of credit were issued under the Credit Facility.  Accordingly, as of June 30, 2012, $282.9 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of June 30, 2012, we were in compliance with all of these covenants.

Available Cash and Future Funding

At June 30, 2012, we had $246.4 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  However, there can be no assurance that this will be the case.  We believe that we will continue to incur significant costs related to the Antares and COTS research and development programs during the remainder of 2012.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

As discussed in Note 6 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock that have experienced declines in fair value.   Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate these investments in the foreseeable future.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Discussions with U.S. Securities and Exchange Commission

As previously disclosed, in December 2011, we received a comment letter from the staff of the U.S. Securities and Exchange Commission (“SEC”) in connection with a routine review of our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.  In June 2012, the SEC informed Orbital that the review was completed.  We have not recorded any adjustments to our financial statements as a result of the SEC review.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of June 30, 2012, changes in certain foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Investments

As discussed in Note 6 to the accompanying financial statements, we currently hold investments in auction-rate and preferred stock securities that have experienced declines in fair value resulting in our recording impairment charges.  We may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At June 30, 2012, we had $8.6 million of receivables denominated in euros and $1.0 million of receivables denominated in Japanese yen.

As discussed in Note 7 to the accompanying financial statements, during the second quarter of 2012 we entered into a series of forward exchange contracts to sell euros and purchase U.S. dollars in order to hedge the company’s exposure to fluctuating rates of exchange in connection with a customer contract denominated in euros.  As of June 30, 2012, we had 10 forward exchange contracts with a total contract value of 62.5 million euros or $81.1 million, that have various expiration dates through January 2015.  As of June 30, 2012, these forward exchange contracts had a fair market value of $1.5 million.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of June 30, 2012, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at June 30, 2012 was $143.8 million.  The fair value was determined based on market prices quoted by a broker-dealer.

We believe that exposure to market risk related to interest rate fluctuations for cash and cash equivalents are not significant.  As of June 30, 2012, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.9 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $11.3 million at June 30, 2012.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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

ITEM 1A.  RISK FACTORS

The following risk factor is an update to, and should be read in conjunction with, the risk factors in Item 1A - Risk Factors in our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011:

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

         In particular, the Budget Control Act of 2011 commits the U.S. Government to significantly reduce the federal deficit over ten years through caps on discretionary spending.  The Budget Control Act also established a Congressional Joint Select Committee on Deficit Reduction (the “Super Committee”) responsible for identifying an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011.  With the failure of the Super Committee to produce a deficit reduction proposal by this deadline, “sequestration” was triggered, which calls for substantial automatic spending cuts split between defense and non-defense programs over a ten-year period. While Congress is discussing various options to prevent or defer sequestration, we cannot predict whether any such efforts will succeed.  Any automatic across-the-board cuts through sequestration would take effect in 2013 and, if realized, will affect Orbital’s U.S. government customers, in particular, the Department of Defense and NASA.  While the exact manner in which this impact would be felt by our individual government programs is unclear, it is possible that funding for programs in which we participate could be reduced, delayed or cancelled, and as a result our business, financial condition and results of operations could be materially adversely affected.

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

ORBITAL SCIENCES CORPORATION

DATED: July 26, 2012	By:	/s/ David W. Thompson
David W. Thompson
Chairman of the Board, President and Chief Executive Officer

DATED: July 26, 2012	By:	/s/ Garrett E. Pierce
Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated:

Exhibit No.                      Description

3.1                          Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (File Number 333-08769)filed and effective on July 25, 1996).

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

4.3	Form of 2.4375% Convertible Senior Subordinated Note due 2027 (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K filed on December 13, 2006).

10.1	Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on May 1, 2012).

10.2	Form of Stock Unit Agreement under the Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on May 1, 2012).

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LIAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.