Form 10-Q
period 2012-09-30
ORBITAL SCIENCES CORP /DE/
filed 2012-10-29
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of October 23, 2012, 59,495,111 shares of the registrant’s Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$227,523	$259,219
Receivables	495,007	333,467
Inventories	56,554	64,335
Deferred income taxes, net	37,061	51,413
Other current assets	28,026	46,965
Total current assets	844,171	755,399
Investments	9,400	8,500
Property, plant and equipment, net	248,084	259,972
Goodwill	75,261	75,261
Other non-current assets	27,135	31,668
Total assets	$1,204,051	$1,130,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$268,874	$234,379
Deferred revenues and customer advances	77,331	104,970
Total current liabilities	346,205	339,349
Long-term obligations	135,701	131,182
Other non-current liabilities	24,685	16,990
Total liabilities	506,591	487,521
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 59,486,517 and
58,914,802 shares outstanding, respectively	595	589
Additional paid-in capital	572,469	566,624
Accumulated other comprehensive loss	(2,088)	(3,359)
Retained earnings	126,484	79,425
Total stockholders’ equity	697,460	643,279
Total liabilities and stockholders’ equity	$1,204,051	$1,130,800

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
AND STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$372,882	$342,170	$1,082,180	$1,010,472
Cost of revenues	284,288	267,494	833,338	821,292
Research and development expenses	32,913	26,681	82,721	67,248
Selling, general and administrative expenses	24,368	23,327	84,869	64,340
Income from operations	31,313	24,668	81,252	57,592
Interest income and other	61	369	694	12,561
Interest expense	(2,517)	(2,880)	(8,564)	(8,217)
Income before income taxes	28,857	22,157	73,382	61,936
Income tax provision	(9,405)	(5,684)	(26,323)	(11,912)
Net income	$19,452	$16,473	$47,059	$50,024

Basic income per share	$0.33	$0.28	$0.79	$0.85

Diluted income per share	$0.33	$0.28	$0.79	$0.84

Net income (from above)	$19,452	$16,473	$47,059	$50,024
Other comprehensive income:
Unrealized gain on investments	100	—	900	1,100
Defined benefit plans, net of tax	190	(958)	502	(1,085)
Foreign currency translation adjustment, net of tax	(131)	—	(131)	—
Total other comprehensive income (loss)	159	(958)	1,271	15
Comprehensive income	$19,611	$15,515	$48,330	$50,039

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net income	$47,059	$50,024
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	27,995	24,464
Deferred income taxes	24,109	9,754
Stock-based compensation and other	7,924	8,338
Changes in assets and liabilities	(126,414)	2,047
Net cash (used in) provided by operating activities	(19,327)	94,627

Investing Activities:
Capital expenditures	(40,801)	(43,118)
Proceeds from disposition of property	25,589	—
Net cash used in investing activities	(15,212)	(43,118)

Financing Activities:
Net proceeds from issuances of common stock	2,590	1,971
Debt issuance costs	—	(3,084)
Tax benefit of stock-based compensation	253	1,161
Net cash provided by financing activities	2,843	48

Net (decrease) increase in cash and cash equivalents	(31,696)	51,557
Cash and cash equivalents, beginning of period	259,219	252,415
Cash and cash equivalents, end of period	$227,523	$303,972

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
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

The company has evaluated subsequent events in accordance with U.S. GAAP.  Management has evaluated the events and transactions that have occurred through the date these financial statements were issued, and noted no items requiring adjustment or disclosure in these financial statements.  Operating results for the quarter ended September 30, 2012 are not necessarily indicative of the results expected for the full year.

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Launch Vehicles:
Revenues	$140,673		$116,538		$393,135		$353,178
Operating income	9,252		5,242		26,240		7,063
Identifiable assets	215,158		210,642	(2)	215,158		210,642	(2)
Capital expenditures	2,990		2,516		22,509		23,212
Depreciation and amortization	4,137		3,497		11,768		10,769
Satellites and Space Systems:
Revenues	$129,490		$141,130		$370,887		$431,963
Operating income	12,178		11,460		30,127		30,244
Identifiable assets	263,460		282,344	(2)	263,460		282,344	(2)
Capital expenditures	4,092		3,531		10,981		7,376
Depreciation and amortization	2,231		1,651		6,360		5,102
Advanced Space Programs:
Revenues	$120,193		$112,214		$368,103		$308,112
Operating income	9,883		7,966		26,976		20,285
Identifiable assets	390,892		254,769	(2)	390,892		254,769	(2)
Capital expenditures	1,142		3,098		4,558		10,294
Depreciation and amortization	1,677		1,276		5,130		3,576
Corporate and Other:
Revenues	$(17,474)	(1)	$(27,712)	(1)	$(49,945)	(1)	$(82,781)	(1)
Operating loss	—		—		(2,091)	(3)	—
Identifiable assets	334,541		383,045	(2)	334,541		383,045	(2)
Capital expenditures	837		1,199		2,753		2,236
Depreciation and amortization	1,594		1,564		4,737		5,017
Consolidated:
Revenues	$372,882		$342,170		$1,082,180		$1,010,472
Operating income	31,313		24,668		81,252		57,592
Identifiable assets	1,204,051		1,130,800	(2)	1,204,051		1,130,800	(2)
Capital expenditures	9,061		10,344		40,801		43,118
Depreciation and amortization	9,639		7,988		27,995		24,464

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Launch Vehicles	$15.9	$26.1	$44.9	$77.8
Satellites and Space Systems	1.4	1.5	4.4	3.9
Advanced Space Programs	0.2	0.1	0.6	1.1
Total intersegment revenues	$17.5	$27.7	$49.9	$82.8
      (2)    As of December 31, 2011.
(3) The corporate and other operating loss in 2012 is comprised solely of professional fees and other costs related to a potential acquisition that was not consummated.

(3) Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Quarters Ended September 30,		Nine Months Ended September 30,
Numerator	2012	2011	2012	2011
Net income	$19,452	$16,473	$47,059	$50,024
Percentage allocated to shareholders (1)	99.6%	99.2%	99.5%	99.0%
Numerator for basic and diluted earnings per share	$19,374	$16,341	$46,824	$49,524

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	59,211	58,598	59,049	58,441
Dilutive effect of stock options and restricted stock units	294	389	307	544
Denominator for diluted earnings per share	59,505	58,987	59,356	58,985

Per share income
Basic	$0.33	$0.28	$0.79	$0.85
Diluted	0.33	0.28	0.79	0.84
_________________________

(1) Basic weighted-average shares outstanding	59,211	58,598	59,049	58,441
Basic weighted-average shares outstanding and
unvested restricted share units expected to vest	59,423	59,062	59,346	59,047
Percentage allocated to shareholders	99.6%	99.2%	99.5%	99.0%

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

(4)  Receivables

The components of receivables were as follows (in thousands):

	September 30,	December 31,
	2012	2011
Billed	$78,936	$77,505
Unbilled	416,071	255,962
Total	$495,007	$333,467

As of September 30, 2012 and December 31, 2011, unbilled receivables included $9.4 million and $10.2 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.  In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of September 30, 2012, the company could be required to refund up to approximately $13.6 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies under which the company believes it would recover satellite incentive fees that are not earned and performance refund obligations.

Under the terms of the company’s Commercial Resupply Services (“CRS”) contract with the National Aeronautics and Space Administration (“NASA”), approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  Unbilled receivables at September 30, 2012 and December 31, 2011 included $255.3 million and $130.4 million, respectively, pertaining to the CRS contract.  Since the inception of the CRS contract through September 30, 2012, a total of $888 million of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

(5)  Inventories

At September 30, 2012 and December 31, 2011, substantially all of the company’s inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(6)  Property, Plant and Equipment

The company received proceeds of $25.6 million in the third quarter of 2012 in connection with the transfer of property and equipment at the Wallops Island Flight Facility to the Commonwealth of Virginia.

(7)  Investments

As of September 30, 2012 and December 31, 2011, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and are recorded at fair value as non-current assets on the company’s balance sheet.  Contractual maturities for the debt securities are 13 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	September 30, 2012			December 31, 2011
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$(450)	$6,700	$7,150	$(1,050)	$6,100
Equity (1)	2,000	700	2,700	2,000	400	2,400
Total	$9,150	$250	$9,400	$9,150	$(650)	$8,500

(1)  As of September 30, 2012 and December 31, 2011, cost and fair value of the two preferred stock investments were $0.

The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Debt Securities
Fair value at beginning of period	$6,700	$6,900	$6,100	$6,700
Temporary impairment credits, net	—	300	600	500
Fair value at end of period	$6,700	$7,200	$6,700	$7,200

Equity Securities
Fair value at beginning of period	$2,600	$2,800	$2,400	$1,900
Temporary impairment credits (charges), net	100	(300)	300	600
Fair value at end of period	$2,700	$2,500	$2,700	$2,500

Total
Fair value at beginning of period	$9,300	$9,700	$8,500	$8,600
Temporary impairment credits, net	100	—	900	1,100
Fair value at end of period	$9,400	$9,700	$9,400	$9,700

        There was no sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

Auction-rate securities are intended to be structured to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals.  This mechanism allows existing investors either to roll over or liquidate their holdings by selling such securities at par.  Since the third quarter of 2007 and through September 30, 2012, the auctions, which occur approximately every 28 days for the auction-rate securities held by the company, have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  These unsuccessful auctions result in a resetting of the interest rate paid on the securities until the next auction date, at which time the process is repeated.

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

For the quarters and nine months ended September 30, 2012 and 2011, the company did not record any other-than-temporary impairment charges.  The company records other-than-

temporary impairment charges with respect to equity securities if the company’s assessment determines that it is likely that the fair value of the investment will not fully recover in the foreseeable future given the duration, severity and continuing declining trend of the fair value of the security, as well as the uncertain financial condition and near-term prospects of the issuer.  The company determines other-than-temporary impairment charges for its debt securities based on credit losses.

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

(8)  Forward Exchange Contracts

Orbital occasionally uses forward exchange contracts to manage certain foreign currency exposures.  Forward exchange contracts are viewed as risk management tools by the company and are not used for trading or speculative purposes.  Each forward exchange contract used for hedging purposes is designated as a hedge of the identified risk exposure at the inception of the contract.  Changes in the fair value of each forward exchange contract are expected to be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.  Forward exchange contracts are recorded on the balance sheet at fair value.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

In 2012, Orbital entered into a series of forward exchange contracts to sell euros and purchase U.S. dollars in order to hedge the company’s exposure to fluctuating foreign exchange rates in connection with a customer contract denominated in euros.  As of September 30, 2012, the company had 10 forward exchange contracts with a total contract value of 56.0 million euros, or $72.7 million, that have various expiration dates through January 2015.  As of September 30, 2012, the fair market value of these forward exchange contracts was not significant.

(9)  Debt Obligations

Convertible Notes

On December 13, 2006, the company issued $143.8 million of 2.4375% convertible senior subordinated notes due 2027 with interest payable semi-annually each January 15 and July 15.

Under certain circumstances, the convertible notes are convertible into cash, or a combination of cash and common stock at the company’s election, based on an initial conversion rate of 40.8513 shares of the company’s common stock per $1,000 in principal amount of the convertible notes (equivalent to an initial conversion price of approximately $24.48 per share).  At any time on or after January 21, 2014, the convertible notes are subject to redemption at the option of the company, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus unpaid interest, if any, accrued to the redemption date.  Holders of theconvertible notes may require the company to repurchase the convertible notes, in whole or in part, on January 15, 2014, January 15, 2017 or January 15, 2022, for cash equal to 100% of the principal amount of the convertible notes, plus any unpaid interest, if any, accrued to the redemption date.  In addition, holders of the convertible notes may require the company to repurchase the convertible notes, in whole or in part, for cash equal to 100% of the principal amount of the convertible notes, plus any unpaid interest, if any, accrued to the redemption date, if a “fundamental change” occurs prior to maturity of the convertible notes.

The fair value of the company’s convertible notes at September 30, 2012 and December 31, 2011 was estimated at $144.5 million and $145.2 million, respectively.  The fair value was determined based on market prices quoted by a broker-dealer and is a Level 2 valuation, as defined in U.S GAAP.

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

As of September 30, 2012, there were no borrowings under the Credit Facility, although $15.4 million of letters of credit were issued under the Credit Facility.  Accordingly, as of September 30, 2012, $284.6 million of the Credit Facility was available for borrowings.

Debt Covenants

Orbital’s Credit Facility contains covenants limiting its ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of September 30, 2012, the company was in compliance with all of these covenants.

(10)  Stock-Based Compensation

The following tables summarize information related to the company’s stock-based compensation:

	Restricted Stock Units		Stock Options
		Weighted Average			Weighted Average
	Number of	Measurement	Number of		Exercise
	Units	Date Fair Value	Options		Price
Outstanding at December 31, 2011	782,112	$16.07	902,287		$7.25
Granted (1)	485,796	12.86	—		—
Exercised	—	—	(237,480)		6.41
Vested	(343,524)	15.77	—		—
Forfeited	(12,580)	15.24	—		—
Expired	—	—	(599)		5.79
Outstanding at September 30, 2012	911,804	$14.48	664,208	(2)	$7.55

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital’s common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 0.89 years.

	Quarters Ended September 30,
(in millions)	2012	2011
Stock-based compensation expense	$2.0	$1.8
Income tax benefit related to stock-based compensation expense	0.7	0.6
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	1.7	0.7
Cash received from exercise of options	1.4	0.3
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	—	0.3

	Nine Months Ended September 30,
(in millions)	2012	2011
Stock-based compensation expense	$4.7	$4.7
Income tax benefit related to stock-based compensation expense	1.6	1.5
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	1.8	2.5
Cash received from exercise of options	1.5	0.9
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	—	1.0

As of
(in millions)	September 30, 2012
Shares of common stock available for grant under stock-based incentive plans	3.0
Aggregate intrinsic value of restricted stock units that are expected to vest	$13.3
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 2.10 years	11.7
Aggregate intrinsic value of stock options outstanding, all fully vested	4.7

During the second quarter of 2012, the company registered 2.5 million additional shares of common stock for issuance under the Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan.

(11)  Research and Development

In 2008, the company entered into an agreement with NASA to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services (“COTS”), for delivering cargo and supplies to the International Space Station.  Under the agreement, as amended, NASA has agreed to pay the company $288 million in cash milestone payments, partially funding Orbital’s project costs which are currently estimated to be approximately $495 million.  The company expects to substantially complete this project in early 2013.

The COTS agreement is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company’s COTS project research and development expenses, including associated general and administrative expenses.  As of September 30, 2012 and December 31, 2011, deferred revenue and customer advances on the accompanying balance sheet included $0 and $6.2 million, respectively, of cash received from NASA that had not yet been recorded as an offset to research and development expenses.  The following table summarizes the COTS project research and development expenses incurred and amounts funded by NASA (in millions):

	Third Quarter		First Nine Months		Inception
	2012	2011	2012	2011	To Date
Research and development costs incurred (1)	$21.2	$36.8	$53.5	$115.1	$471.4
Less amounts funded by NASA	(6.0)	(23.0)	(21.5)	(82.3)	(281.8)
Net research and development expenses	$15.2	$13.8	$32.0	$32.8	$189.6
__________________________________________
(1) Includes associated general and administrative expenses.

The company is engaged in a major product development program of a medium-capacity rocket named Antares.  Approximately $9.9 million and $9.0 million of the company’s research and development expenses in the third quarter of 2012 and 2011, respectively, and $29.6 million and $24.2 million in the first nine months of 2012 and 2011, respectively, were attributable to the Antares program.  Since the inception of the Antares program through September 30, 2012, the company has incurred $221.9 million of such costs.

(12)  Income Taxes

The company’s effective tax rates were 35.9% and 19.2% for the nine months ended September 30, 2012 and 2011, respectively.  The tax rate in 2011 included a favorable income tax adjustment of $7.7 million pertaining to the company’s election to claim extraterritorial income exclusions related to export activities in prior years.  In addition, the tax rate in 2011 reflected the effect of federal research and development tax credits that are not expected to be available to the company in 2012.

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

Research and Development Expenses

The company believes that a majority of the company’s research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company’s revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company’s Antares development program (see Note 11) are allowable, although the U.S. Government has not yet made a final determination.  The company incurred $29.6 million and $24.2 million of such expenses that have been recorded as allowable costs for the nine months ended September 30, 2012 and 2011, respectively.  Since the inception of the Antares program through September 30, 2012, the company has incurred $183.0 million of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

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

Other

         On April 2, 2010, the company acquired certain assets and liabilities of the spacecraft development manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation (the “Seller”), for $55 million in cash, subject to a potential working capital adjustment.  The company and the Seller are each disputing the other party’s claim for a purchase price adjustment based on the calculation of working capital as of the closing date.  The company does not believe that the resolution of this matter will have a material adverse effect on the company’s results of operations or financial condition.

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

Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2012 and 2011

Revenues - Our consolidated revenues were $372.9 million in the third quarter of 2012, an increase of $30.7 million, or 9%, compared to the third quarter of 2011 due to higher revenues in our launch vehicles segment and advanced space programs segment, partially offset by a reduction in satellites and space systems segment revenues.  Launch vehicles segment revenues increased $24.1 million, or 21%, due to increased activity on space launch vehicles and target launch vehicles, partially offset by decreased activity on missile defense interceptors.  Advanced space programs segment revenues increased $8.0 million, or 7%, due to increased activity on the International Space Station Commercial Resupply Services (“CRS”) contract with the National Aeronautics and Space Administration (“NASA”), partially offset by decreased activity on national security satellite contracts.  Satellites and space systems segment revenues decreased $11.6 million, or 8%, due to decreased activity on communications satellite contracts partially offset by increased activity on science and remote sensing satellite contracts.

The growth in revenues also reflects a net decrease of $10.2 million in intersegment revenue eliminations in the third quarter of 2012 compared to the third quarter of 2011, principally due to a lower level of activity on Antares launch vehicles for the Commercial Orbital Transportation Services (“COTS”) research and development program with NASA.  Intersegment revenues included $15.4 million and $26.1 million in the third quarter of 2012 and 2011, respectively, pertaining to Antares production work reported in our launch vehicles segment as part of the COTS program that is reported in our advanced space programs segment.

Our consolidated revenues were $1,082.2 million in the first nine months of 2012, an increase of $71.7 million, or 7%, compared to the first nine months of 2011 due to higher revenues in our advanced space programs segment and our launch vehicles segment, partially offset by a reduction in revenues in the satellites and space systems segment.  Advanced space programs segment revenues increased $60.0 million, or 19%, due to increased activity on the CRS contract and national security satellite contracts.  Launch vehicles segment revenues increased $40.0 million, or 11%, primarily due to increased activity on target launch vehicles, partially offset by decreased activity on missile defense interceptors.  Satellites and space systems segment revenues decreased $61.1 million, or 14%, principally due to decreased activity on communications satellite contracts partially offset by increased activity on space technical services contracts.

Eliminations of intersegment revenues decreased to $49.9 million in the first nine months of 2012 compared to $82.8 million in the first nine months of 2011.  Intersegment revenues included $42.9 million and $77.8 million in the first nine months of 2012 and 2011, respectively, pertaining to Antares production work reported in our launch vehicles segment as part of the COTS program that is reported in our advanced space programs segment.

The CRS contract accounted for 25% and 14% of consolidated revenues in the third quarter of 2012 and 2011, respectively, and 24% and 18% of consolidated revenues in the first nine months of 2012 and 2011, respectively.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $91.4 million in the third quarter of 2012, an increase of $44.7 million, or 96%, compared to the third quarter of 2011, due to a higher level of production activity in the third quarter of 2012.  CRS contract revenues totaled $259.9 million in the first nine months of 2012, an increase of $80.8 million, or 45%, compared to the first nine months of 2011, due to increased production activity.  Under the terms of the CRS contract, approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  Since the inception of the CRS contract through September 30, 2012, a total of $888 million of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

Cost of Revenues - Our cost of revenues was $284.3 million in the third quarter of 2012, an increase of $16.8 million, or 6%, compared to the third quarter of 2011.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  The increase in our cost of revenues was primarily attributable to the increase in contract activity in the launch vehicles segment and advanced space programs segment, partially offset by decreased contract activity in the satellites and space systems segment.  Cost of revenues increased $18.1 million in the launch vehicles segment and $4.3 million in the advanced space programs segment and decreased $15.8 million in the satellites and space systems segment.  Eliminations of intersegment cost of revenues decreased $10.2 million consistent with the decrease in intersegment revenues discussed above.

Our cost of revenues was $833.3 million in the first nine months of 2012, an increase of $12.0 million, or 1%, compared to the first nine months of 2011.  Cost of revenues increased $35.8 million in the advanced space programs segment and $10.4 million in the launch vehicles segment.  These increases were offset by a $67.0 million decrease in cost of revenues in the satellites and space systems segment.  Eliminations of intersegment cost of revenues decreased $32.8 million consistent with the decrease in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $32.9 million, or 9% of revenues, in the third quarter of 2012, a $6.2 million increase compared to $26.7 million, or 8% of revenues, in the third quarter of 2011.  The increase in research and development expenses was attributable to an increase in COTS research and development expenses as well as expenditures for product enhancements in the satellites and space systems segment.

Our research and development expenses totaled $82.7 million, or 8% of revenues, in the first nine months of 2012, a $15.4 million increase compared to $67.3 million, or 7% of revenues, in the first nine months of 2011.  The increase in research and development expenses was attributable to an increase in COTS research and development expenses, increased expenditures for product enhancements in the satellites and space systems segments and increased expenditures for our Antares launch vehicle development program.

The majority of our research and development expenses in 2012 and 2011 were attributable to the COTS program and our Antares launch vehicle development program.  The COTS program is being accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS project research and development expenses, including associated general and administrative expenses.  Under the COTS agreement, as amended, as of September 30, 2012, NASA has agreed to pay us $288 million in cash milestone payments, partially funding our program costs which are currently estimated to be approximately $495 million.  We expect to substantially complete this program in early 2013.  The following table summarizes the COTS program costs incurred and amounts funded by NASA recorded in research and development expenses (in millions):

	Third Quarter		First Nine Months		Inception
	2012	2011	2012	2011	To Date
Research and development costs incurred (1)	$21.2	$36.8	$53.5	$115.1	$471.4
Less amounts funded by NASA	(6.0)	(23.0)	(21.5)	(82.3)	(281.8)
Net research and development expenses	$15.2	$13.8	$32.0	$32.8	$189.6
__________________________________________
(1)  Includes associated general and administrative expenses.

Research and development expenses attributable to our Antares launch vehicle development program were $9.9 million and $9.0 million in the third quarter of 2012 and 2011, respectively, and were $29.6 million and $24.2 million in the first nine months of 2012 and 2011, respectively.  Since the inception of the Antares program through September 30, 2012, we have incurred $221.9 million of such costs.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Antares development program are allowable, although the U.S. Government has not yet made a final determination.  Since the inception of the Antares program through September 30, 2012, we have incurred $183.0 million of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $24.4 million and $23.3 million, or 7% of revenues, in the third quarter of 2012 and 2011, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses increased $1.1 million, or 4%, in the third quarter of

2012 compared to the third quarter of 2011 due to an increase in corporate-level expenses.  As a percentage of revenues, selling, general and administrative expenses were unchanged in the third quarter of 2012 compared to the third quarter of 2011.

Selling, general and administrative expenses were $84.9 million and $64.3 million, or 8% and 6% of revenues, in the first nine months of 2012 and 2011, respectively.  Selling, general and administrative expenses increased $20.6 million, or 32%, in the first nine months of 2012 primarily due to bid, proposal and marketing costs pertaining to new business prospects in the advanced space programs segment and launch vehicles segment.  In addition, selling, general and administrative expenses in the first nine months of 2012 included $2.1 million of professional fees and other costs related to a potential acquisition that was not consummated.

Operating Income - Operating income was $31.3 million in the third quarter of 2012, an increase of $6.6 million, or 27%, compared to the third quarter of 2011 due to higher operating income in all three business segments.  Launch vehicles segment operating income increased $4.0 million primarily due to a profit improvement in the space launch vehicles product line.  Advanced space programs segment operating income increased $1.9 million primarily due to a favorable contract closeout adjustment and increased activity on the CRS contract, partially offset by lower income from national security satellite contracts.  Satellites and space systems segment operating income increased $0.7 million principally due to higher operating income from communications satellite contracts partially offset by lower operating income from science and remote sensing satellite contracts.

Operating income was $81.3 million in the first nine months of 2012, an increase of $23.7 million, or 41%, compared to the first nine months of 2011 primarily due to operating income increases in the launch vehicles segment and the advanced space programs segment.  Launch vehicles segment operating income increased $19.2 million primarily due to a 2011 adjustment in connection with a March 2011 Taurus XL launch failure that reduced operating income by $11.3 million and increased operating income from target launch vehicles.  Advanced space programs segment operating income increased $6.7 million primarily due to a favorable contract closeout adjustment in addition to increased activity on the CRS contract and national security satellite contracts.  Satellites and space systems segment operating income decreased marginally.  Operating income in the first nine months of 2012 also included $2.1 million of professional fees and other costs recorded in corporate and other, related to a potential acquisition that was not consummated.

Total operating income from the CRS contract was $4.1 million and $2.3 million in the third quarter of 2012 and 2011, respectively.  Total operating income from the CRS contract was $12.5 million and $9.0 million in the first nine months of 2012 and 2011, respectively.  Since the inception of the CRS program through September 30, 2012, a total of $44 million of operating income has been recognized on the contract.

Interest Income and Other - Interest income and other was less than $0.1 million in the third quarter of 2012, compared to $0.4 million in the third quarter of 2011.  Interest income and other was $0.7 million in the first nine months of 2012, compared to $12.6 million in the first nine months of 2011.  Interest income and other in the first nine months of 2011 included the recognition of an $11.3 million insurance recovery pertaining to the March 2011 Taurus XL launch failure discussed above.

Interest Expense - Interest expense was $2.5 million and $2.9 million in the third quarter of 2012 and 2011, respectively, and was $8.6 million and $8.2 million in the first nine months of 2012 and 2011, respectively, primarily attributable to interest on our long-term convertible debt.

Income Tax Provision - We recorded an income tax provision of $9.4 million in the third quarter of 2012, compared to $5.7 million in the third quarter of 2011.  We recorded income tax provisions of $26.3 million and $11.9 million in the first nine months of 2012 and 2011, respectively.  Our effective income tax rates for the first nine months of 2012 and 2011 were 35.9% and 19.2%, respectively.  Our income tax provision for the first nine months of 2011 includes a non-recurring favorable income tax adjustment of $7.7 million in 2011 pertaining to our election to claim extraterritorial income exclusions related to export activities in prior years.  In addition, our income tax provisions in 2011 included the effect of federal research and development tax credits that are not expected to be available to us in 2012.

Net Income - Our net income was $19.5 million and $16.5 million, or $0.33 and $0.28 diluted earnings per share, in the third quarter of 2012 and 2011, respectively, and $47.1 million and $50.0 million, or $0.79 and $0.84 diluted earnings per share, in the first nine months of 2012 and 2011, respectively.

Segment Results for the Quarters Ended September 30, 2012 and 2011

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

Launch Vehicles

Launch vehicles segment operating results were as follows:

	Third Quarter			First Nine Months
($ in thousands)	2012	2011	% Change	2012	2011	% Change
Revenues	$140,673	$116,538	21%	$393,135	$353,178	11%
Operating income	9,252	5,242	76%	26,240	7,063	272%
Operating margin	6.6%	4.5%		6.7%	2.0%

Segment Revenues - Launch vehicles segment revenues increased $24.1 million, or 21%, in the third quarter of 2012 compared to the third quarter of 2011 due to increased activity on space launch vehicles and target launch vehicles, partially offset by decreased activity on missile defense interceptors.  Space launch vehicle revenues increased $15.0 million, or 28%, principally due to an increase in production activity on Antares launch vehicles for the CRS contract and the COTS program.  Antares launch vehicle revenues were $53.4 million and $40.1 million in the third quarter of 2012 and 2011, respectively, which included $38.0 million and $14.0 million, respectively, related to the CRS contract and $15.4 million and $26.1 million, respectively, related to the COTS program.  Antares launch vehicle revenues accounted for 38% and 34% of total launch vehicles segment revenues in the third quarter of 2012 and 2011, respectively.   Target launch vehicle revenues increased $13.9 million, or 35%, largely due to activity on new contracts that were awarded in 2011. Missile defense interceptor revenues decreased $5.3 million, or 23%, due to decreased activity on our Ground-based Midcourse Defense (“GMD”) contract.

Launch vehicles segment revenues increased $40.0 million, or 11%, in the first nine months of 2012 compared to the first nine months of 2011 primarily due to increased activity on target launch vehicles, partially offset by decreased activity on missile defense interceptors.  Target launch vehicle revenues increased $52.1 million, or 53%, largely due to activity on new contracts that were awarded in 2011.  Missile defense interceptor revenues decreased $13.9 million, or 21%, due to decreased activity on the GMD contract.  Space launch vehicle revenues in the first nine months of 2012 decreased marginally compared to the first nine months of 2011.  Antares launch vehicle revenues were $144.6 million and $142.1 million in the first nine months of 2012 and 2011, respectively, which included $101.7 million and $64.3 million, respectively, related to the CRS contract and $42.9 million and $77.8 million, respectively, related to the COTS program.  Antares launch vehicle revenues accounted for 37% and 40% of total launch vehicles segment revenues in the first nine months of 2012 and 2011, respectively.

Segment Operating Income - Operating income in the launch vehicles segment increased $4.0 million, or 76%, in the third quarter of 2012 compared to the third quarter of 2011 due to higher space launch vehicles and target launch vehicles operating income, partially offset by lower operating income from missile defense interceptor contracts.  Operating income from space launch vehicles increased $3.7 million primarily due to profit improvements on certain space launch vehicle contracts and increased activity on Antares launch vehicles for the CRS contract.   This segment does not recognize any profit pertaining to the Antares rockets that are being built for the COTS program that is reported in our advanced space programs segment.  Operating income from target launch vehicle contracts increased $0.9 million, or 22%, largely due to activity on new contracts that were awarded in 2011.  Operating income from missile defense interceptors decreased $0.6 million, or 25%, in the third quarter of 2012 due to decreased activity on the GMD contract.

Operating income in the launch vehicles segment increased $19.2 million, or 272%, in the first nine months of 2012 compared to the first nine months of 2011 due to higher operating income from space launch vehicles and target launch vehicles, partially offset by lower operating income from missile defense interceptor contracts.  Operating income from space launch vehicles increased $16.2 million primarily due to an adjustment in the first nine months of 2011 in connection with a March 2011 Taurus XL launch failure that reduced operating income by $11.3 million, and due to profit improvements on certain space launch vehicle contracts.  As noted above, this segment does not recognize any profit pertaining to the Antares rockets that are being built for the COTS program that is reported in our advanced space programs segment.  Operating income from target launch vehicles increased $5.2 million, or 57%, in the first nine months of 2012, primarily due to activity on new contracts awarded in 2011.  Operating income from missile defense interceptors decreased $2.3 million, or 28%, due to decreased activity on the GMD contract and the effect of a favorable profit adjustment recorded in 2011 resulting from the settlement of a terminated contract.

Launch vehicles segment operating margins (as a percentage of revenues) increased to 6.6% in the third quarter of 2012 compared to 4.5% in the third quarter of 2011.  The improvement in operating margin was principally attributable to the effect of profit improvements on certain space launch vehicle contracts.  Segment operating margin increased to 6.7% in the first nine months of 2012 compared to 2.0% in the first nine months of 2011 primarily due to the effect of the March 2011 Taurus XL launch failure described above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

	Third Quarter				First Nine Months
($ in thousands)	2012	2011	% Change		2012	2011	% Change
Revenues	$129,490	$141,130	(8%	)	$370,887	$431,963	(14%	)
Operating income	12,178	11,460	6%		30,127	30,244	—
Operating margin	9.4%	8.1%			8.1%	7.0%

Segment Revenues - Satellites and space systems segment revenues decreased $11.6 million, or 8%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to decreased activity on communications satellite contracts, partially offset by increased activity on science and remote sensing satellite contracts.  Communications satellite revenues decreased $20.9 million, or 22%, largely attributable to a reduction in activity on contracts that are nearing completion.   Communications satellite revenues accounted for 58% and 68% of total segment revenues in the third quarter of 2012 and 2011, respectively.  Science and remote sensing satellite revenues increased $8.5 million, or 45%, due to activity on a contract that was awarded in 2011.  Space technical services revenues increased $0.9 million, or 4%, due to increased contract activity.

Satellites and space systems segment revenues decreased $61.1 million, or 14%, in the first nine months of 2012 compared to the first nine months of 2011 principally due to decreased activity on communications satellite contracts, partially offset by increased activity on space technical services contracts.  Communications satellite revenues decreased $69.7 million, or 24%, largely attributable to a reduction in activity on contracts that are nearing completion.   Communications satellite revenues accounted for 60% and 68% of total segment revenues in the first nine months of 2012 and 2011, respectively.  Science and remote sensing satellite revenues decreased $1.1 million, or 2%, due to decreased contract activity.  Space technical services revenues increased $9.2 million, or 13%, primarily due to increased contract activity.

Segment Operating Income - Operating income in the satellites and space systems segment increased $0.7 million, or 6%, in the third quarter of 2012 compared to the third quarter of 2011 despite the reduction in segment revenues.  This increase was primarily due to higher operating income from communications satellite contracts partially offset by lower operating income from science and remote sensing satellite contracts.  Communications satellite operating income increased $1.3 million, or 16%, primarily due to profit improvements on certain communications satellite contracts that were substantially completed in the third quarter of 2012.  Certain of these contracts entailed certain technical, schedule and cost risks that were ultimately resolved successfully during the final stages of these contracts resulting in favorable changes in estimates in the third quarter of 2012.  Communications satellite operating income accounted for 79% and 73% of total segment operating income in the third quarter of 2012 and 2011, respectively.  Science and remote sensing satellite operating income decreased $0.4 million.

Operating income in the satellites and space systems segment decreased marginally in the first nine months of 2012 compared to the first nine months of 2011.  This decrease was due to lower operating income from science and remote sensing satellite contracts, offset by higher operating income from communications satellite contracts and space technical services contracts.  Science and remote sensing satellite operating income decreased $3.5 million, or 48%, primarily due to decreased contract activity.  Communications satellite operating income increased $3.1 million, or 16%, despite lower communications satellite revenues, principally due to profit improvements on certain communications satellite contracts that were substantially completed.  Communications satellite operating income accounted for 76% and 66% of total segment operating income in the first nine months of 2012 and 2011, respectively.

Satellites and space systems segment operating margins (as a percentage of revenues) increased to 9.4% in the third quarter of 2012 from 8.1% in the third quarter of 2011 and increased to 8.1% in the first nine months of 2012 compared to 7.0% in the first nine months of 2011 largely due to the effect of the contract profit improvements on certain communications satellite contracts discussed above.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	Third Quarter			First Nine Months
($ in thousands)	2012	2011	% Change	2012	2011	% Change
Revenues	$120,193	$112,214	7%	$368,103	$308,112	19%
Operating income	9,883	7,966	24%	26,976	20,285	33%
Operating margin	8.2%	7.1%		7.3%	6.6%

Segment Revenues - Advanced space programs segment revenues increased $8.0 million, or 7%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to increased revenues on the CRS contract, partially offset by lower revenues on national security satellite contracts.  Revenues from the CRS contract increased $20.7 million, or 63%, attributable to increased contract activity.  The CRS contract accounted for 44% and 29% of total segment revenues in the third quarter of 2012 and 2011, respectively.  Revenues from national security satellite contracts decreased $16.2 million, or 21%, due to decreased contract activity.

Advanced space programs segment revenues increased $60.0 million, or 19%, in the first nine months of 2012 compared to the first nine months of 2011 primarily due to increased revenues on the CRS contract and national security satellite contracts.  Revenues from the CRS contract increased $43.5 million, or 38%, attributable to increased contract activity.  The CRS contract accounted for 43% and 37%, respectively, of total segment revenues in the first nine months of 2012 and 2011.  National security satellite revenues increased $13.3 million, or 7%, attributable to increased contract activity.

Segment Operating Income - Operating income in the advanced space programs segment increased $1.9 million, or 24%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to a favorable contract closeout adjustment in addition to increased activity on the CRS contract.  These increases were partially offset by lower income from national security satellite contracts.

Operating income in the advanced space programs segment increased $6.7 million, or 33%, in the first nine months of 2012 compared to the first nine months of 2011 primarily due to a favorable contract closeout adjustment in addition to increased activity on the CRS contract and on national security satellite contracts.

Advanced space programs segment operating margins (as a percentage of revenues) increased to 8.2% in the third quarter of 2012 from 7.1% in the third quarter of 2011 and increased to 7.3% in the first nine months of 2012 from 6.6% in the first nine months of 2011 principally due to the favorable contract closeout adjustment discussed above.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $17.5 million and $27.7 million in the third quarter of 2012 and 2011, respectively, and $49.9 million and $82.8 million in the first nine months of 2012 and 2011, respectively.

Intersegment revenues were comprised primarily of Antares launch vehicle revenues recorded in the launch vehicles segment in connection with the COTS program that is reported as a research and development program in our advanced space programs segment.  Antares revenues for the COTS program were $15.4 million and $26.1 million in the third quarter of 2012 and 2011, respectively, and $42.9 million and $77.8 million in the first nine months of 2012 and 2011, respectively.

There was no corporate and other operating income or loss in the third quarter of 2012.  The operating loss in “Corporate and Other” in the first nine months of 2012 was comprised solely of $2.1 million of professional fees and other costs related to a potential acquisition that was not consummated.   There was no corporate and other operating income or loss in the first nine months of 2011.

Backlog

Our firm backlog was approximately $2.1 billion and $2.4 billion at September 30, 2012 and December 31, 2011, respectively.  While there can be no assurance, we expect to convert approximately $325 million of the September 30, 2012 firm backlog into revenue during the remainder of 2012.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $5.0 billion at September 30, 2012 and $5.3 billion at December 31, 2011.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash used in operating activities in the first nine months of 2012 was $19.3 million, compared to cash provided by operating activities of $94.6 million in the first nine months of 2011.  The decrease in operating cash flow resulted primarily from the net effect of changes in working capital and certain other assets and liabilities.  During the first nine months of 2012, changes in working capital and certain other assets and liabilities used $126.4 million of cash, compared to $2.0 million of cash provided in the first nine months of 2011.  Changes in working capital in the first nine months of 2012 included an increase in receivables of $161.5 million due to an increase in unbilled receivables pertaining to the CRS contract.  Under the terms of the CRS contract, approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  The first CRS mission is scheduled to be completed in 2013.  The increase in receivables was offset by a $34.5 million increase in accounts payable and accrued expenses primarily due to the timing of disbursements to vendors and subcontractors.

Cash Flow from Investing Activities

Cash used in investing activities was $15.2 million and $43.1 million in the first nine months of 2012 and 2011, respectively.  We spent $40.8 million on capital expenditures in the first nine months of 2012 compared to $43.1 million in the first nine months of 2011, largely to support our Antares and COTS programs and our CRS contract.  We received proceeds of $25.6 million in the third quarter of 2012 in connection with the transfer of property and equipment at the Wallops Island Facility to the Commonwealth of Virginia.

Cash Flow from Financing Activities

Cash provided by financing activities was $2.8 million in the first nine months of 2012, compared to $0.1 million in the first nine months of 2011.  During the first nine months of 2012 and 2011, we received $2.6 million and $2.0 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock option plan purchases.  In 2011, we paid $3.1 million of financing fees associated with the establishment of a new credit facility.

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

Credit Facility - In June 2011, we entered into a five-year $300 million revolving secured credit facility (the “Credit Facility”).  The Credit Facility includes the option to increase the amount of the Credit Facility by up to $150 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such additional amount.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to our total leverage ratio, or, at our election, at a prime base rate plus 0.75% to 1.50%.  The Credit Facility expires in 2016 and is secured by substantially all of the company’s assets except for real property.  Up to $125 million of the Credit Facility may be reserved for letters of credit.  As of September 30, 2012, there were no borrowings under the Credit Facility, although $15.4 million of letters of credit were issued under the Credit Facility.  Accordingly, as of September 30, 2012, $284.6 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of September 30, 2012, we were in compliance with all of these covenants.

Available Cash and Future Funding

At September 30, 2012, we had $227.5 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  However, there can be no assurance that this will be the case.  We believe that we will continue to incur significant costs related to the Antares and COTS research and development programs during the remainder of 2012 and into 2013.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

As discussed in Note 7 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock that experienced declines in fair value in prior years.   Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate these investments in the foreseeable future.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of September 30, 2012, changes in certain foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Investments

As discussed in Note 7 to the accompanying financial statements, we currently hold investments in auction-rate and preferred stock securities that experienced declines in fair value in prior years resulting in our recording impairment charges.  We may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At September 30, 2012, we had $14.2 million of receivables denominated in euros and $1.0 million of receivables denominated in Japanese yen.

As discussed in Note 8 to the accompanying financial statements, in 2012 we entered into a series of forward exchange contracts to sell euros and purchase U.S. dollars in order to hedge the company’s exposure to fluctuating rates of exchange in connection with a customer contract denominated in euros.  As of September 30, 2012, we had 10 forward exchange contracts with a total contract value of 56.0 million euros or $72.7 million, that have various expiration dates through January 2015.  As of September 30, 2012, the fair market value of these forward exchange contracts was not significant.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of September 30, 2012, we had $143.8 million of convertible senior subordinated notes with a fixed interest rate of 2.4375%.  Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  In addition, the fair value of our convertible notes is affected by our stock price.  The total estimated fair value of our convertible debt at September 30, 2012 was $144.5 million.  The fair value was determined based on market prices quoted by a broker-dealer.

We believe that exposure to market risk related to interest rate fluctuations for cash and cash equivalents are not significant.  As of September 30, 2012, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.7 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $11.7 million at September 30, 2012.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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

         In particular, the Budget Control Act of 2011 commits the U.S. Government to significantly reduce the federal deficit over ten years through caps on discretionary spending.  The Budget Control Act also established a Congressional Joint Select Committee on Deficit Reduction (the “Super Committee”) responsible for identifying an additional $1.2 to $1.5 trillion in deficit reductions by November 23, 2011.  With the failure of the Super Committee to produce a deficit reduction proposal by this deadline, “sequestration” was triggered, which calls for substantial automatic spending cuts split between defense and non-defense programs over a ten-year period. While Congress is discussing various options to prevent or defer sequestration, we cannot predict whether any such efforts will succeed.  Any automatic across-the-board cuts through sequestration would take effect in early 2013 and, if realized, will affect Orbital’s U.S. Government customers, in particular, the Department of Defense and NASA.  While the exact manner in which this impact would be felt by our individual government programs is unclear, it is possible that funding for programs in which we participate could be reduced, delayed or cancelled, and as a result our business, financial condition and results of operations could be materially adversely affected.

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

ORBITAL SCIENCES CORPORATION

DATED: October 26, 2012	By:	/s/ David W. Thompson
David W. Thompson
Chairman of the Board, President and Chief Executive Officer

DATED: October 26, 2012	By:	/s/ Garrett E. Pierce
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