Form 10-K
period 2012-12-31
ORBITAL SCIENCES CORP /DE/
filed 2013-02-22
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

45101 Warp Drive Dulles, Virginia 20166 (Address of principal executive offices) (703) 406-5000 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 29, 2012 was approximately $750,700,000.

As of February 19, 2013, 59,797,541 shares of the registrant's Common Stock were outstanding.

Portions of the registrant's definitive proxy statement to be filed on or about March 8, 2013 are incorporated by reference in Part III of this report.

Item		Page
	PART I
Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Mine Safety Disclosures	22

	PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75
Item 9A.	Controls and Procedures	75
Item 9B.	Other Information	75

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	76
Item 11.	Executive Compensation	76
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76
Item 13.	Certain Relationships and Related Transactions, and Director Independence	76
Item 14.	Principal Accounting Fees and Services	76

	PART IV
Item 15.	Exhibits and Financial Statement Schedule	77

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital, Minotaur, Antares and Cygnus are trademarks of Orbital Sciences Corporation.

PART I

Item 1.  Business

General

We develop and manufacture small- and medium-class rockets and space systems for commercial, military and civil government customers, including the U.S. Department of Defense ("DoD"), the National Aeronautics and Space Administration ("NASA") and other U.S. Government agencies.  Our products and services are grouped into three reportable business segments: launch vehicles, satellites and space systems, and advanced space programs, which are described below.

•	Launch Vehicles - Rockets that are used as small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems - Small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies.

•	Advanced Space Programs - Human-rated space systems for Earth-orbit and deep-space exploration, and small- and medium-class satellites primarily used for national security space programs and to demonstrate new space technologies.

Our general strategy is to develop and expand a core integrated business of space and launch systems technologies and products, focusing on the design and manufacture of affordable rockets, satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors.  Another part of our strategy is to seek customer contracts that will fund new product development and enhancements to our existing launch vehicle and space systems product lines.  As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small- and medium-class rockets and space systems, we believe we are well positioned to capitalize on the demand for more affordable space-technology systems in commercial satellite communications, space-based military and intelligence operations, and missile defense programs, and to take advantage of government-sponsored initiatives in human space exploration, space-based scientific research and interplanetary exploration.

Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of two predecessor entities established in 1982 and 1983.  Our corporate headquarters are located at 45101 Warp Drive, Dulles, Virginia 20166, our telephone number is (703) 406-5000 and our website is www.orbital.com.

Description of Orbital's Products and Services

Launch Vehicles

Our launch vehicles segment develops and produces space launch vehicles, interceptor launch vehicles and target launch vehicles.

Space Launch Vehicles - We develop and produce small-class launch vehicles that place satellites weighing up to 4,000 lbs. into low-Earth orbit, including the Pegasus, Taurus and Minotaur space launch vehicles that are used by commercial, civil government and military customers.  Our Pegasus launch vehicle is launched from our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit.  The Taurus launch vehicle is a ground-launched derivative of the Pegasus vehicle that can carry heavier payloads into orbit.  The ground-launched Minotaur launch vehicle family combines Minuteman II and Peacekeeper ballistic missile rocket motors with our Pegasus and Taurus technology.  In 2012, we conducted one successful Pegasus launch, which deployed the Orbital-built Nuclear Spectroscopic Array Telescope satellite for NASA.

We are nearing completion of a major product development effort to create a medium-capacity rocket, Antares, that we expect will increase the payload capacity of our space launch vehicles to approximately 14,000 lbs. for launches to low-Earth orbit.  Antares will be used on our Commercial Orbital Transportation Services ("COTS") test flight and demonstration mission for NASA and under our Commercial Resupply Services ("CRS") contract with NASA to deliver cargo to the International Space Station ("ISS").  We also are marketing the vehicle to other U.S. Government and commercial customers.

Interceptor Launch Vehicles - We develop and produce rockets that are used as interceptor launch vehicles for missile defense systems, including interceptor boosters that carry "kill vehicles" designed to defend against ballistic missile attacks.  Pursuant to a contract with The Boeing Company ("Boeing"), we have been the sole supplier of operational and test interceptor boosters for the U.S. Missile Defense Agency's ("MDA") Ground-based Midcourse Defense ("GMD") program, for which our interceptor boost vehicle, a modified version of our Pegasus rocket, is being used as a major operational element in the U.S. national missile defense system.  There were two deliveries of this launch vehicle during 2012.  In January 2013, one of these vehicles was successfully launched as part of a test of the GMD program.  With the award of the follow-on GMD development and sustainment contract in 2011, Orbital will continue to provide booster vehicles in support of the GMD program through 2018.

Target Launch Vehicles - We design and produce target launch vehicles used in the development and testing of missile defense systems.  Our target launch vehicles include suborbital rockets and their principal subsystems, as well as payloads carried by such vehicles.  Various branches and agencies of the U.S. military, including MDA, use our target launch vehicles as targets for defense-related applications such as ballistic missile interceptor testing and related experiments.  These rockets are programmed to simulate incoming enemy missiles, offering an affordable and reliable means to test advanced missile defense systems.  Our family of target vehicles extends from long-range ballistic target launch vehicles, which include targets for testing MDA's GMD system, to medium- and short-range target vehicles designed to simulate threats to U.S. and allied military forces deployed in overseas theaters.  We have also developed a short-range supersonic sea-skimming target ("SSST") that flies just above the ocean's surface and is currently being used by the U.S. Navy.  In 2012, we performed a total of three successful target missions, including a medium-range target vehicle launched in support of the MDA Aegis Ballistic Missile Defense test program and a target mission for the U.S. Army's Patriot missile defense system.  We also delivered 15 SSST vehicles to the U.S. Navy in 2012.

Satellites and Space Systems

Our satellites and space systems segment is involved in developing and producing communications satellites, science and remote sensing satellites, and related subsystems, and we also provide space technical services primarily related to scientific satellite and suborbital research rocket missions.

Communications Satellites - We design and manufacture small geosynchronous-Earth orbit ("GEO") satellites that provide cable and direct-to-home television distribution, business data network connectivity, regional mobile telephony and other space-based communications services.

Science and Remote Sensing Satellites - Our small- and medium-class low-Earth orbit satellites and other spacecraft are used to conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies.

During 2012, we delivered five GEO communications satellites to commercial customers and two scientific satellites to NASA; five of these satellites were launched and placed into service in 2012, while the other two were launched in early 2013.

Space Technical Services - We provide advanced space systems and subsystems, including satellite command and data handling, attitude control and structural subsystems and a broad range of space-related technical services, including analytical, engineering and manufacturing services for space-related science and defense programs.  We also design, build and integrate a variety of small scientific research rockets and support field operations and launch activities for such vehicles.

Advanced Space Programs

Our advanced space programs segment is involved in developing and producing human-rated space systems and satellites and related systems primarily used for national security space programs.

Human-Rated Space Systems - We design and manufacture advanced human-rated spacecraft to be used in Earth orbit, planetary exploration and other space missions.  In 2008, under the COTS research and development program, we entered into an agreement with NASA to design, build and demonstrate a new space transportation system that has the capability to deliver cargo and other supplies to the ISS.  This system will include a new advanced maneuvering spacecraft called Cygnus that will be launched on our Antares launch vehicle and will autonomously rendezvous with the ISS to deliver cargo to the astronauts on board.  We expect the COTS demonstration mission will occur in mid-2013.  Also in 2008, under the CRS program, NASA entered into a contract with us to perform eight cargo transportation missions to the ISS using the Antares/Cygnus space transportation system we are developing under our COTS program.  We expect these missions to be carried out over the next four years.

National Security Space Systems - We develop and produce small- and medium-class satellites and related systems used primarily for national security space missions and related technology demonstration programs.

Customers

Customers that accounted for 10% or more of our consolidated revenues in 2012 were DoD and NASA.  Customers that accounted for 10% or more of our consolidated revenues in 2011 were DoD, NASA and Boeing.  Customers that accounted for 10% or more of our consolidated revenues in 2010 were DoD and NASA.

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
    Company)
Space Exploration Technologies Corp.
Alliant Techsystems Inc.
Lockheed Martin Corporation
Russian, Indian and Chinese launch vehicles could
    represent competition for commercial, as
    opposed to U.S. Government, launches

Interceptor launch vehicles	Lockheed Martin Corporation Raytheon Company
Target launch vehicles	Lockheed Martin Corporation L-3 Communications, Inc. Alliant Techsystems Inc. Kratos Defense & Security Solutions, Inc.

Product Line	Competitors
Communications satellites	EADS Astrium The Boeing Company Lockheed Martin Corporation Space Systems/Loral, Inc., a subsidiary of MacDonald, Dettwiler and Associates Ltd.
Reshetnev Company - Information Satellite Systems Thales Alenia Space Mitsubishi Electric Corp.
Science and remote sensing satellites and national security space systems
Ball Aerospace and Technologies Corp.
Lockheed Martin Corporation
Northrop Grumman Corporation
The Boeing Company
Alliant Techsystems Inc.
Sierra Nevada Corporation
Surrey Satellite Technology Limited, a subsidiary
    of EADS Astrium

Space technical services	Our space technical services compete with many companies, from large defense contractors to small niche competitors
Human-rated space systems	Space Exploration Technologies Corp. European Space Agency Japan Aerospace Exploration Agency Russian Federal Space Agency

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

Research and Development

We invest in product-related research and development to conceive and develop new products and to enhance existing products.  Our research and development expenses totaled approximately $114.2 million, $102.8 million and $122.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We believe our research and development expenses will decline in 2013 as we are nearing completion of our Antares and COTS development programs.

Under certain arrangements, such as the COTS program, our customers share in product development costs.  For a further discussion of the research and development expenses being funded by our government customer with respect to our COTS program, please see "Consolidated Results of Operations for the Years Ended December 31, 2012, 2011 and 2010 – Research and Development Expenses" in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Components and Raw Materials; Seasonality

We purchase a significant percentage of our subassemblies and instruments from domestic and foreign suppliers.  We also obtain from the U.S. Government parts and equipment that are used in the production of our products or in the provision of our services.  Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment and we believe that alternatives to our existing sources of supply are available in most cases, although we could incur increased costs and possible delays in securing alternative sources of supply.

We rely upon sole-source suppliers for most solid-propellant rocket motors and liquid-propellant rocket engines used on our launch vehicles.   For example, our Antares launch vehicle uses liquid-propellant AJ-26 engines, which are modified Russian rocket engines, for its first stage that is available solely from one supplier.  These engines are no longer in production, and while there is sufficient quantity of these engines to complete the CRS and COTS programs, there is a limited supply available for other potential missions.  While we believe that alternative sources for rocket motors and engines would be available, the inability of our current suppliers to provide us with rocket motors and engines, such as the AJ-26, could result in significant contract delays, cost increases and loss of revenues due to the time, resources and effort that would be required to develop or adapt other engines or motors for use in our products.

Our business is not seasonal.

U.S. Government Contracts

During 2012, 2011 and 2010, approximately 79%, 71% and 74%, respectively, of our total annual revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with other U.S. Government contractors.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.

Our major contracts with the U.S. Government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts.  Approximately 58% and 42% of our revenues from U.S. Government contracts in 2012 were derived from cost-reimbursable contracts and fixed-price contracts, respectively.  Under cost-reimbursable contracts, we recover our actual allowable costs incurred, allocable indirect costs and a fee consisting of (i) a base amount that is fixed at the inception of the contract and/or (ii) an award amount that is based on the customer's evaluation of our performance in terms of the criteria stated in the contract.  Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts.  Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract.  Therefore, we bear the risk of loss if costs increase, although some of this risk may be passed on to subcontractors.  Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs.  Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.

As noted above, we derive a significant portion of our revenues from U.S. Government contracts, which are dependent on continued political support and funding.  All our U.S. Government contracts and, in general, our subcontracts with other U.S. Government prime contractors provide that such contracts may be terminated for convenience at any time by the U.S. Government or the prime contractor, respectively.  Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production.  In the event of a termination for convenience, contractors generally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss.  For a more detailed description of risks relating to the U.S. Government contract industry, see "Item 1A – Risk Factors."

A portion of our business is classified for national security purposes by the U.S. Government and cannot be specifically described.  The operating results of these classified programs are included in our consolidated financial statements.  The business risks associated with classified programs, as a general matter, do not differ materially from those of our other U.S. Government contracts, and are subject to the same operational, compliance and financial reporting controls.

Regulation

Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. Government and, in certain circumstances, the governments of other countries.  Commercial space launches require licenses from the U.S. Department of Transportation ("DoT") and the reentry of our Cygnus maneuvering spacecraft during the COTS demonstration mission and the operation of our L-1011 aircraft require licenses from certain agencies of the DoT, including the Federal Aviation Administration ("FAA").  The use of the AJ-26 engine, which is a modified Russian rocket engine, on our Antares rocket requires a Russian government license, which we have obtained for our missions currently under contract.  The Federal Communications Commission ("FCC") also requires licenses for radio communications during our rocket launches.  Our classified programs require that we and certain of our employees maintain appropriate security clearances.  We also require export licenses from the U.S. Department of State ("DoS"), the U.S. Department of Commerce ("DoC") and, occasionally, the governments of other countries with respect to transactions we have with foreign customers or foreign subcontractors.

Contract Backlog

Our firm backlog was approximately $2.20 billion at December 31, 2012 and approximately $2.39 billion at December 31, 2011.  While there can be no assurance, we expect to convert approximately $940 million of the 2012 year-end firm backlog into revenues during 2013.  Our firm backlog as of December 31, 2012 included approximately $2.0 billion of contracts with the U.S. Government and its agencies or from subcontracts with prime contractors of the U.S. Government.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.  Firm backlog from U.S. Government contracts at December 31, 2012 included total funded orders of about $670 million and orders not yet funded of about $1.33 billion.  Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations.  Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause, which could result in a reduction in backlog.

Total backlog was approximately $5.03 billion at December 31, 2012.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Employees

As of February 19, 2013, Orbital had approximately 3,500 employees.  Our employees are not subject to collective bargaining agreements.  We believe our employee relations are good.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of the executive officers of Orbital as of February 19, 2013.  All executive officers are appointed annually and serve at the discretion of the Board of Directors.

Name	Age	Position
David W. Thompson	58	Chairman of the Board, President and Chief Executive Officer

Garrett E. Pierce	68	Vice Chairman and Chief Financial Officer, Director
Antonio L. Elias	63	Executive Vice President and Chief Technical Officer

Ronald J. Grabe	67	Executive Vice President and General Manager, Launch Systems Group

Michael E. Larkin	57	Executive Vice President and General Manager, Space Systems Group

Frank L. Culbertson, Jr.	63	Executive Vice President and General Manager, Advanced Programs Group

Susan Herlick	48	Senior Vice President, General Counsel and Corporate Secretary

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

Antonio L. Elias has been Executive Vice President and Chief Technical Officer since September 2012.  From October 2001 to September 2012, he served as Executive Vice President and General Manager, Advanced Programs Group, and was Senior Vice President and General Manager, Advanced Programs Group since August 1997.  From January 1996 until August 1997, Dr. Elias served as Senior Vice President and Chief Technical Officer of Orbital.  From May 1993 through December 1995, he was Senior Vice President for Advanced Projects, and was Senior Vice President, Space Systems Division from 1990 to April 1993.  He was Vice President, Engineering of Orbital from 1989 to 1990 and was Chief Engineer from 1986 to 1989.  From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology.  He was elected to the National Academy of Engineering in 2001.

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

Frank L. Culbertson, Jr. has been Executive Vice President and General Manager, Advanced Programs Group, since September 2012.  From 2008 to 2012, he served as Senior Vice President in the Advanced Program Group where he headed our human space systems efforts.   Prior to joining Orbital, Mr. Culbertson was a Senior Vice President at Science Applications International Corporation from 2002 to 2008.  Before entering the private sector, Mr. Culbertson served as a NASA astronaut for 18 years, flying three Space Shuttle missions, and began his career as a pilot in the United States Navy.

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

Available Information

We maintain an Internet website at www.orbital.com.  In addition to news and other information about our company, we make available on or through the Investor Relations section of our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC").

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

* * *

Financial information about our products and services, business segments, domestic and foreign operations and export sales is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to our consolidated financial statements, and is incorporated herein by reference.

Special Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, and forecasts of future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include the words "anticipate," "forecast," "expect," "believe," "should," "will," "intend," "plan" and words of similar substance.  Such forward-looking statements are subject to risks, trends and uncertainties that could cause the actual results or performance of the company to be materially different from the forward-looking statement.  Uncertainty surrounding factors such as continued government support and funding for key space and defense programs, including the impact of potential sequestration under the Budget Control Act of 2011, new product development programs, the availability of key product components, product performance and market acceptance of products and technologies, achievement of contractual milestones, government contract procurement and termination risks, and income tax rates may materially impact Orbital's actual financial and operational results.  We are under no obligation to, and expressly disclaim any obligation or undertaking to update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.

Item 1A.  Risk Factors

Investors should carefully consider, among other factors, the risks listed below.

We derive a significant portion of our revenues from U.S. Government contracts, which are dependent on continued political support and funding and are subject to termination by the U.S. Government at any time.

The majority of our total annual revenues and our firm backlog at December 31, 2012 were derived from U.S. Government contracts.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis and are subject to uncertain future funding levels.  Our direct and indirect contracts with the U.S. Government may be terminated or suspended by the U.S. Government or its prime contractors at any time, with or without cause.  Termination or suspension of any of our significant U.S. Government contracts could result in the loss of future revenues and unreimbursable expenses or charges that could have a materially adverse effect on our financial condition and results of operations.  Furthermore, key human space initiatives, missile defense programs, and other space programs must compete with other programs for consideration during the federal budgeting and appropriation process, and support and funding for any U.S. Government program may be influenced by general economic conditions, political considerations and other factors.  A decline in U.S. Government support and funding for programs in which we participate could result in contract terminations, delays in contract awards, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, any of which could have a material adverse effect on our financial condition and results of operations.

In particular, the Budget Control Act of 2011 commits the U.S. Government to significantly reduce the federal deficit over ten years through caps on discretionary spending and other measures, including automatic across-the-board spending cuts through the sequestration process, if necessary.  Such spending cuts would be split equally between defense and non-defense programs over a ten-year period.  Although the American Taxpayer Relief Act of 2012 has delayed sequestration temporarily, without further action, it will take effect on March 1, 2013.  It remains uncertain whether the contemplated sequester will take place or if it will be delayed, modified or averted.  Any automatic across-the-board cuts required by sequestration would affect Orbital's U.S. Government customers, in particular, DoD and NASA.  While the impact of sequestration on our individual U.S. Government programs is unclear, funding for programs in which we participate or new contract awards that we seek to win could be reduced, delayed or cancelled.  As a result, our business, financial condition and results of operations could be materially adversely affected.  Even if sequestration does not occur, our U.S. Government customers could face some level of spending cuts, which could adversely impact our business, financial condition and results of operation.

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

In addition, our international business subjects us to numerous U.S. and foreign laws and regulations, including the Foreign Corrupt Practices Act and regulations relating to import-export control.  Our failure to comply with these laws and regulations could result in administrative, civil or criminal penalties and administrative sanctions such as suspension or debarment from contracting with the U.S. Government or suspension of our export privileges, which could result in the termination of existing U.S. Government contracts, affect our ability to win new U.S. Government contracts, and impair our ability to serve foreign customers.

Our business could be adversely affected by adverse audit findings by the U.S. Government.

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors.  These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.  Charging practices relating to labor, research and development, and other costs that may be charged directly or indirectly to U.S. Government contracts are often scrutinized to determine that such costs are allowable under U.S. Government contracts and furthermore that such costs are reasonable.  Any costs determined to be unallowable or unreasonable may not be reimbursed, and such costs already reimbursed may be subject to repayment.  If the amount of such costs were significant, our results of operations and financial condition could be materially adversely affected.  For example, we expect to recover a significant portion of our research and development expenses, including those related to the Antares and COTS development programs, through billings under certain of our U.S. Government contracts in accordance with applicable regulations, but such billings could be reversed or rejected by the U.S. Goverment.  Our inability to recover a significant portion of such expenses could materially adversely affect our financial condition and results of operations.

The above-mentioned agencies also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation, accounting and information systems.  Adverse findings relating to our systems could result in the U.S. Government customer withholding a percentage of payments and also could impact our ability to win new U.S. Government contract awards or option exercises.

Responding to government audits, inquiries or investigations may involve significant expense and divert management attention.  Also, if an audit or investigation were to uncover improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.  In addition, we could suffer serious reputational harm if allegations of impropriety were to be made against us.

Termination of our contracts could materially adversely affect our backlog and our future financial results.

Approximately 79% of our 2012 revenues were derived from direct or indirect contracts with the U.S. Government.  All of our direct and indirect contracts with the U.S. Government or its prime contractors may be terminated or suspended at any time, with or without cause, for the convenience of the government.  U.S. Government contract awards also may be subject to bid protests, which may result in a contract award being rescinded or subject to reprocurement.  In addition, our commercial satellite contracts also give the customer the right to unilaterally terminate the contract.  For these reasons, we cannot assure you that all of our backlog will ultimately be recognized in revenues.  The loss of future revenues, incurrence of unreimbursed costs, or liability to the U.S. Government or our commercial customers in connection with other cancelled or rescinded contracts could have a material adverse effect on our financial condition and results of operations.  Furthermore, the termination of any contracts for default could also have a material adverse effect on our ability to obtain new business in the future.

We are dependent on a single U.S. Government contract for a large percentage of our revenues and backlog.

Our CRS contract to deliver cargo to the ISS accounted for approximately 24% of our revenues in 2012, and we expect it to continue to account for a material percentage of our revenues in 2013.  Given the uncertainty surrounding future government spending and the right of U.S. Government customers to terminate our contracts for convenience, there can be no assurance that the current backlog for this contract ultimately will be recognized in revenues.  The cancellation of our CRS contract for any reason, including as a result of reductions in appropriations or our failure to achieve milestones due to technical issues or delays, would likely have a material adverse effect on our financial condition and results of operations.  In addition, our failure to achieve certain milestones related to the successful launch of our Antares rocket and the successful delivery of cargo to the ISS could result in a material reduction of future revenues and profit.

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

Some of our satellite contracts provide for performance-based payments to be made to us after the satellite is in orbit over periods that may be as long as 15 years.  Additionally, some satellite contracts require us to refund a portion of the contract price to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  Certain contracts include payment milestones that are contingent upon a successful launch.  For example, approximately 25% of the contract value of our CRS contract is billable and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.

As of December 31, 2012, we have recognized a total of $974 million of revenues on this contract which has a total contract value of approximately $1.9 billion.  If we do not successfully complete these launch and delivery milestones, we may be required to record significant revenue and profit reductions.

While our practice is generally to procure insurance policies that we believe would indemnify us for satellite and launch success incentive fees or contract milestones that are not earned and for performance refund obligations, insurance may not be available on economical terms, if at all, for each of our satellite and launch programs.  Further, in some cases, we may elect not to procure insurance.  In addition, some of our satellite and launch contracts require us to pay penalties in the event that satellites are not delivered or a launch does not occur, on a timely basis, or to refund cash receipts to the customer if a contract is terminated for default.  Our failure to earn performance-based contract milestones, or a requirement that we refund cash to the customer or pay delay penalties, could materially adversely affect our financial condition and results of operations.

Contract cost overruns could materially adversely impact our financial results.

We provide our products and services primarily through cost-reimbursable and fixed-price contracts.  Cost overruns, if significant, could materially adversely impact our financial results:

•	Under cost-reimbursable contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable (based, entirely or in part, on the customer's evaluation of our performance under the contract). There is no guarantee as to the amount of fee, if any, that we will be awarded under a cost-reimbursable contract with a variable fee. In addition, the price on a cost-reimbursable contract is based on allowable costs incurred, but generally is subject to customer funding limitations. If we incur costs in excess of the amount funded, we may not be able to recover such costs.

•	Under fixed-price contracts, our customers pay us for work performed and products shipped based on an agreed-upon price, without adjustment for any cost overruns. Therefore, we generally bear all of the financial risk as a result of increased costs on these contracts, although some of this risk may be passed on to subcontractors. Some of our fixed-price contracts provide for sharing of unexpected cost increases or savings realized within specified limits and may provide for adjustments in price depending on actual contract performance. We bear the entire risk of cost overruns in excess of the negotiated maximum amount of unexpected costs to be shared. Our commercial contracts are generally fixed-price agreements. In addition, a significant percentage of our revenues from U.S. Government contracts over the last three years was derived from fixed-price agreements, and we believe this trend will continue in future years.

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

We are making a substantial investment in the design and development of the Antares launch vehicle and the Cygnus advanced maneuvering spacecraft, and we are considering other product enhancements.  As often occurs on major development programs, we have experienced delays in the Antares launch vehicle program due to technical challenges associated primarily with the launch site infrastructure and the AJ-26 engines used in the first stage of the Antares launch vehicle.  Continued delays or a launch failure could impact the achievement of performance milestones, result in the cancellation of existing contracts or affect our ability to win new business in the medium-class launch services market, any of which could have a material adverse effect on our financial condition and results of operation.

Our success depends on our ability to penetrate and retain markets for our existing products and to continue to conceive, design, manufacture and market new products on a cost-effective and timely basis.

We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or acceptance of new products and enhancements.  There can be no assurance that we will be able to achieve the technological advances necessary to remain competitive and profitable, that new products will be developed and manufactured on schedule or on a cost-effective basis or that our existing products will not become technologically obsolete.  Our failure to predict accurately the needs of our customers and prospective customers and to develop products or product enhancements that address those needs, may result in the loss of current customers or the inability to secure new customers.

As a result of technical issues with the AJ-26 rocket engines and the limited inventory of such engines, which are no longer being manufactured, it is uncertain whether the AJ-26 engine is a viable long-term option for our Antares launch vehicle.  Therefore, while we believe we have an adequate supply of such engines to satisfy our current Antares contracts and a limited number of additional missions, we have been exploring the feasibility of alternative propulsion systems.  Any transition to such an alternative would entail a material investment of time and financial resources.  If we are unable to identify a viable alternative propulsion system and modify the Antares launch vehicle in a timely and economical manner, it could limit our long-term ability to compete in the medium-class launch services market.

There can be no assurance that our products will be successfully developed or manufactured or that they will perform as intended.

Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions.  From time to time, we experience product failures, cost overruns in developing and manufacturing our products, delays in delivery and other operational problems.  We have experienced product and service failures, schedule delays and other problems in connection with certain of our launch vehicles, satellites, advanced space systems and other products, and may have similar occurrences in the future.  Some of our satellite and launch services contracts impose monetary penalties on us for delays and for performance failures, which penalties could be significant.  In addition to any costs resulting from product warranties or required remedial action, product failures or significant delays may result in increased costs or loss of revenues due to the postponement or cancellation of subsequently scheduled operations or product deliveries and may have a material adverse effect on our financial condition and results of operations.  Negative publicity from a product failure could damage our reputation and impair our ability to win new contracts.

We rely on sole source suppliers for a number of key components.

We rely on sole source suppliers for a number of key components, including most of the rocket motors and engines we use on our launch vehicles.  If we were unable to obtain such components in the future, due to supplier's financial difficulties or a supplier's failure to perform as expected, we could have difficulty procuring such components in a timely or cost effective manner.  A disruption in the procurement of key components could result in substantial cost increases to us, significant delays in the execution of certain contracts or our inability to complete certain contracts, any of which could result in a materially adverse impact on our financial results.  Our inability to execute contracts in a timely manner could also result in the termination of our contracts for default and could impair or damage our customer relationships.  In addition, negative publicity from any failure of one of our products as a result of a failure by a key supplier could damage our reputation and could limit our ability to win new contracts.

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

Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. Government and, in certain circumstances, the governments of other countries. Commercial space launches, the reentry of our Cygnus maneuvering spacecraft during the COTS demonstration and CRS operational missions, and operation of our L-1011 aircraft require licenses from certain agencies of the DoT, including the FAA.  The use of modified Russian rocket engines on our Antares rocket requires a Russian government license, which we have obtained for our missions currently under contract.  The FCC also requires licenses for radio communications during our rocket launches.  Our classified programs require that certain of our facilities and certain of our employees maintain appropriate security clearances.

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

We are subject to various federal, state and local environmental laws and regulations relating to the operation of our business, including those governing pollution, the handling, storage, disposal and transportation of hazardous substances and the ownership and operation of real property.  Such laws and regulations may result in significant liabilities and costs and the loss of permits required to conduct certain operations.  There can be no assurance that a failure to comply with such laws and regulations would not have a material adverse effect on our business in the future.

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

Business Unit	Principal Location(s)
Corporate Headquarters	Dulles, Virginia
Launch Vehicles	Chandler, Arizona; Dulles, Virginia; Vandenberg Air Force Base, California; Wallops Island, Virginia; Huntsville, Alabama
Satellites and Space Systems	Dulles, Virginia; Gilbert, Arizona; Greenbelt, Maryland; Wallops Island, Virginia
Advanced Space Programs	Dulles, Virginia; Gilbert, Arizona

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

We believe that our existing facilities are adequate for our immediate requirements.

Item 3.  Legal Proceedings

From time to time we are party to certain litigation or other legal proceedings arising in the ordinary course of business.  Because of the uncertainties inherent in litigation, we cannot predict whether the outcome of such litigation or other legal proceedings will have a material adverse effect on our results of operations or financial condition; however, we do not believe that any of these matters will have a material adverse effect on our results of operations or financial condition.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 19, 2013, there were 2,195 Orbital common stockholders of record.

Our common stock trades on The New York Stock Exchange ("NYSE") under the symbol ORB.  The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

2012	High	Low
4th Quarter	$15.18	$11.90
3rd Quarter	15.12	12.26
2nd Quarter	13.50	10.59
1st Quarter	15.23	12.96

2011	High	Low
4th Quarter	$15.96	$11.80
3rd Quarter	18.48	12.19
2nd Quarter	19.33	16.33
1st Quarter	19.38	16.62

We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future.  Moreover, our credit facility contains covenants limiting our ability to pay cash dividends.  For a discussion of these limitations, see "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

We did not repurchase any of our equity securities during the fourth quarter of 2012.  We did not issue any equity securities on an unregistered basis during 2012.

The following graph compares the yearly cumulative total return on the company's common stock against the cumulative total return on the S&P 500 Index and the Dow-Jones Aerospace/Defense Index for the five-year period commencing on December 31, 2007 and ending on December 31, 2012.

Date	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
S&P 500 Index	100.000	61.514	75.942	85.649	85.647	97.128
Dow-Jones Aerospace/Defense Index	100.000	61.340	74.610	82.495	85.152	94.729
Orbital Stock $100 Value	100.000	79.649	62.235	69.861	59.258	56.158

Item 6.  Selected Financial Data

Selected Consolidated Financial Data

The selected consolidated financial data presented below for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements.  The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Operating Data:
Revenues	$1,436,769	$1,345,923	$1,294,577	$1,125,295	$1,168,635
Cost of revenues	1,097,190	1,074,389	1,007,668	890,313	955,754
Operating expenses	227,008	191,740	213,895	182,689	128,599
Income from operations	112,571	79,794	73,014	52,293	84,282
Interest income and other	749	19,335	1,848	7,130	6,982
Interest expense	(11,275)	(11,096)	(9,778)	(9,039)	(8,770)
Debt extinguishment expense	(10,261)	—	—	—	—
Investment losses, net	—	—	—	(2,162)	(17,800)
Income from continuing operations before taxes	91,784	88,033	65,084	48,222	64,694
Income tax provision	(30,778)	(20,639)	(17,615)	(11,615)	(22,078)
Income from continuing operations	61,006	67,394	47,469	36,607	42,616
Income from discontinued operations, net of taxes	—	—	—	—	15,918
Net income	$61,006	$67,394	$47,469	$36,607	$58,534
Basic income per share:
Income from continuing operations	$1.03	$1.14	$0.81	$0.64	$0.71
Income from discontinued operations	—	—	—	—	0.27
Net income	1.03	1.14	0.81	0.64	0.98
Diluted income per share:
Income from continuing operations	$1.02	$1.13	$0.81	$0.63	$0.70
Income from discontinued operations	—	—	—	—	0.26
Net income	1.02	1.13	0.81	0.63	0.96
Basic weighted-average shares outstanding	59,165	58,531	57,683	56,787	58,569
Diluted weighted-average shares outstanding	59,457	59,127	58,335	57,496	59,725
Cash Flow Data:
Cash flow from operating activities	$(7,666)	$65,136	$(479)	$102,783	$108,823
Cash flow from investing activities	(26,586)	(59,815)	(134,452)	(44,105)	17,253
Cash flow from financing activities	7,357	1,483	14,360	(13,999)	(33,591)
Balance Sheet Data:
Cash and cash equivalents	$232,324	$259,219	$252,415	$372,986	$328,307
Net working capital	522,112	416,050	316,617	364,429	349,454
Total assets	1,211,454	1,130,800	1,062,536	929,481	853,895
Long-term obligations, net	143,236	131,182	125,535	120,274	115,372
Stockholders' equity	713,546	643,279	568,617	502,460	473,106

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical information, the matters discussed within this Item 7 and elsewhere in this Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, many of which are beyond our control.  Readers should be cautioned that a number of important factors, including those identified above in "Item 1 – Special Note Regarding Forward-Looking Statements" and "Item 1A – Risk Factors," may affect actual results and may cause our actual results to differ materially from those anticipated or expected in any forward-looking statement.  Our historical results of operations may not be indicative of our future operating results.

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

•
Satellites and Space Systems - Small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies.

•
Advanced Space Programs - Human-rated space systems for Earth-orbit and deep-space exploration, and small- and medium-class satellites primarily used for national security space programs and to demonstrate new space technologies.

Our general strategy is to develop and expand a core integrated business of space and launch system technologies and products, focusing on the design and manufacture of affordable rockets, satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors.  Another part of our strategy is to seek customer contracts that will fund new product development and enhancements to our existing launch vehicle and space systems product lines.  As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small- and medium-class rockets and space systems, we believe we are well positioned to capitalize on the demand for more affordable space-technology systems in commercial satellite communications, space-based military and intelligence operations and military defense programs, and to take advantage of government-sponsored initiatives in human space exploration, space-based scientific research and interplanetary exploration.

Business and Industry Considerations

U.S. Government Business - During 2012, 2011 and 2010, approximately 79%, 71% and 74%, respectively, of our consolidated revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with other U.S. Government contractors.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.  As a result, our operations and our financial results in any period could be impacted substantially by trends in U.S. Government spending, shifting priorities in DoD (including MDA), NASA and other agency budgets, the types of contracts and payment terms mandated by the U.S. Government and changes in the Executive Branch and Congress.  These factors, which are largely beyond our control, could have a significant impact on our business.

The Budget Control Act of 2011 commits the U.S. Government to significantly reduce the federal deficit over ten years through caps on discretionary spending and other measures, including automatic across-the-board spending cuts through the sequestration process, if necessary.  Although Congress has delayed sequestration temporarily, without further action, it will take effect on March 1, 2013.  It remains uncertain whether the contemplated sequester will take place, or if it will be delayed, modified or averted.  In general, we expect that our U.S. Government customers will experience reductions in their budgets compared to recent levels.  Such reductions could occur even if a compromise is reached on U.S. Government spending and sequestration is averted.

NASA continues to prioritize funding for development of U.S. commercial cargo and crew services for the International Space Station.  Accordingly, funding for our COTS demonstration mission, including an Antares test launch, and our CRS contract currently remains unaffected by budget cuts.   Priorities with respect to Earth and space science investigations are less clear, but we believe the NASA budget for these programs could be reduced as a result of a focus on other programs, which could have a negative impact on certain of our current programs or potential future pursuits.

The majority of Orbital's missile defense interceptor and target launch vehicle revenues comes from programs sponsored by MDA.  The Budget Control Act of 2011 provides for a significant reduction in defense budgets over a ten-year period, with further reductions possible in the event of sequestration.   Consequently, we expect federal spending on space and missile defense programs to be lower compared to historical levels over the next couple of years.  Due to uncertainties regarding funding and federal budgets, we believe certain MDA programs could be delayed or reduced in scope.

We believe that federal budget constraints may impact national security space programs, possibly resulting in program delays, cancellations or scope reductions.  DoD and the intelligence community have for some missions historically relied on large multi-mission space systems that are very expensive and require a decade or longer to be built and deployed.  We believe that DOD and the intelligence community are considering ways to address their operational requirements on more limited budgets by considering smaller and more affordable space systems that we believe are within our addressable market; however, it is uncertain whether we will achieve any competitive advantages as a result.

Commercial Satellites Business - Our largest commercial business is the design and manufacture of small-class GEO communications satellites.  Commercial communications satellites accounted for 21%, 29% and 26% of our consolidated revenues in 2012, 2011 and 2010, respectively.

The commercial communications satellite market is driven by economic conditions that may affect satellite operators directly as well as their satellite replacement requirements.  In 2012, the total number of commercial GEO satellite orders was similar to the number ordered in 2011, as the largest satellite operators continued their trend of reduced capital spending, following greater expenditures in prior years.  We expect capital spending from the major satellite operators to remain at similarly low levels in the near future.  As a result, we expect that the total number of commercial GEO satellite orders placed in 2013, including the number of satellite orders in our addressable market, will be comparable to those of 2011 and 2012.

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

Revenue Recognition - Our revenues are derived primarily from long-term contracts.  Revenues on long-term contracts are recognized using the percentage-of-completion method of accounting.  Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future revenues, costs and profit is a process requiring a high degree of management judgment, including management's assumptions regarding our future operational performance as well as general economic conditions.  In the event of a change in total estimated contract revenue, cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be adversely affected to the extent that estimated costs to complete or incentive or award fee estimates are revised, delivery schedules are delayed, performance-based milestones are not achieved or progress under a contract is otherwise impeded.  Accordingly, our recorded revenues and operating profit from period to period can fluctuate significantly.  In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expense, is recorded in the period in which the loss is first estimated.

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

Mission success milestones relating to the launch of our Antares rocket with its Cygnus payload and the successful delivery of cargo to the ISS comprise approximately 25% of total CRS contract value.  If we do not achieve these mission success milestones, we may be required to record revenue and profit reductions.  Since the inception of the CRS contract in December 2008 through December 31, 2012, we have recognized $974 million of revenues on the contract, which has a total contract value of approximately $1.9 billion.

As of December 31, 2012, unbilled receivables included approximately $9 million of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require the company to refund a portion of the contract price to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of December 31, 2012, we could be required to refund up to approximately $12 million to customers if certain completed satellites were to fail to satisfy performance criteria.  We generally procure insurance policies under which we believe we would recover satellite incentive fees that are not earned and potential performance refund obligations.

Research and Development - Expenditures for company-sponsored research and development projects are expensed as incurred.  Research and development projects performed under contracts for customers are recorded as contract costs.  In 2008, we entered into the COTS agreement with NASA to design, build and demonstrate a new space transportation system for delivering cargo and supplies to the ISS.  The COTS agreement is accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS program research and development expenses, including associated general and administrative expenses.

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

Consolidated Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

Revenues - Our consolidated revenues were $1,436.8 million in 2012, an increase of $90.8 million, or 7%, compared to 2011 due to higher revenues in the launch vehicles segment and advanced space programs segment partially offset by lower revenues in the satellites and space systems segment.  Launch vehicles segment revenues increased $44.1 million, or 9%, in 2012 primarily due to increased activity on target launch vehicle contracts, partially offset by decreased activity on missile defense interceptors and lower space launch vehicle revenues.  In addition, 2011 revenues in the launch vehicles segment were reduced by an $11.3 million adjustment as a result of a Taurus XL launch failure in March 2011.  Advanced space programs segment revenues increased $36.1 million, or 8%, in 2012 primarily due to increased activity on the CRS contract partially offset by decreased activity on national security satellite contracts.  Satellites and space systems segment revenues decreased $57.6 million, or 10%, in 2012 due to lower activity on communications satellite contracts that were completed or substantially completed in 2012, partially offset by higher activity on space technical services contracts and science and remote sensing satellite contracts.

Eliminations of intersegment revenues decreased to $56.8 million in 2012 compared to $125.1 million in 2011.  Intersegment revenues included $47.6 million and $114.4 million in 2012 and 2011, respectively, pertaining to Antares launch vehicle production work reported in our launch vehicles segment as part of the COTS program that is reported in our advanced space programs segment.  Antares production work on the COTS program decreased significantly as the COTS program was nearing completion in late 2012.

The CRS contract accounted for 24% and 18% of consolidated revenues in 2012 and 2011, respectively.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $345.9 million in 2012, an increase of $98.5 million, or 40%, compared to 2011, due to increased production activity.  Since the inception of the CRS contract through December 31, 2012, a total of $974 million of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

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

Eliminations of intersegment revenues increased to $125.1 million in 2011 compared to $60.6 million in 2010.  Intersegment revenues included $114.4 million and $51.8 million in 2011 and 2010, respectively, pertaining to Antares launch vehicle production work in our launch vehicles segment for the COTS program that is reported in our advanced space programs segment.

Cost of Revenues - Our cost of revenues was $1,097.2 million in 2012, an increase of $22.8 million, or 2%, compared to 2011.  Cost of revenues includes the cost of personnel, materials, subcontractors and overhead.   Cost of revenues in the advanced space programs segment increased $27.4 million, or 8%, primarily due to higher contract costs on the CRS program.  Cost of revenues in the launch vehicles segment increased $6.6 million, or 2%, which was lower than the revenue increase in this segment largely due to the effect of the 2011 revenue reduction resulting from the March 2011 launch failure mentioned above.  Cost of revenues in the satellites and space systems segment decreased $79.5 million, or 17%, primarily due to lower production activity and reduced materials and subcontract costs on communications satellite contracts.    Eliminations of intersegment cost of revenues decreased $68.3 million in 2012 attributable to the decrease in intersegment revenues discussed above.

Our cost of revenues was $1,074.4 million in 2011, an increase of $66.7 million, or 7%, compared to 2010.  The increase in cost of revenues was principally due to an increased level of subcontract activity and materials purchases that were generally consistent with the consolidated revenue increase discussed above.  Cost of revenues in the launch vehicles segment increased $73.4 million, or 22%, in 2011 compared to 2010, which exceeded the revenue increase in this segment largely due to the 2011 revenue reduction resulting from the 2011 launch failure mentioned above.  Cost of revenues in the satellites and space systems segment increased $48.5 million, or 11%, in 2011.  Cost of revenues in the advanced space programs segment increased $9.3 million, or 3%, in 2011.  Eliminations of intersegment cost of revenues increased $64.5 million in 2011 attributable to the increase in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $114.2 million, or 8% of revenues, in 2012, an $11.4 million increase compared to $102.8 million, or 8% of revenues, in 2011.  The increase in research and development expenses was primarily attributable to product enhancements in the satellites and space systems segment and increased costs pertaining to the Antares launch vehicle development program.  These factors were partially offset by lower COTS program costs as this program was nearing completion in late 2012.  The large majority of our research and development expenses in 2012 and 2011 were attributable to the COTS and the Antares development programs.

The COTS program is accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company's COTS program research and development expenses, including associated general and administrative expenses.  Under the COTS agreement, as amended, as of December 31, 2012, NASA has agreed to pay us $288 million in cash milestone payments, partially funding our program costs which are currently estimated to be approximately $513 million.  We expect to complete this program in the first half of 2013.  The following table summarizes the COTS program costs incurred and amounts funded by NASA recorded in research and development expenses (in millions):

	2012	2011	2010	Inception to December 31, 2012
Research and development costs incurred (1)	$62.6	$158.8	$136.5	$480.5
Less amounts funded by NASA	(21.9)	(108.0)	(69.1)	(282.2)	(2)
Net research and development expenses	$40.7	$50.8	$67.4	$198.3
_______________________

(1) Includes associated general and administrative expenses.
(2) Through December 31,2012, the company has received $276 million in cash from NASA and as of December 31, 2012, the company recorded an approximately $6 million receivable due from NASA.

Research and development expenses attributable to our Antares launch vehicle development program were $42.6 million, $34.3 million and $48.3 million in 2012, 2011 and 2010, respectively.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Antares development program are allowable, although the U.S. Government has not yet made a final determination.  During 2012, 2011 and 2010, we incurred $42.6 million, $34.3 million and $43.2 million, respectively, of such expenses that have been recorded as allowable costs.  Since the inception of the Antares program through December 31, 2012, we have incurred $196.1 million of such costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

In 2010, we established a self-imposed ceiling on the amount of research and development expenses that we would recover under our U.S. Government contracts.  Although we believe that such expenses would otherwise have been allowable and recoverable under government contracting regulations and accounting practices, in 2010, we incurred $5.1 million of research and development costs in excess of our self-imposed ceiling for which we did not seek recovery under our U.S. Government contracts.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $112.8 million, $89.0 million and $91.6 million in 2012, 2011 and 2010, respectively, or 8%, 7% and 7% of revenues, respectively.  Selling, general and administrative expenses include the cost of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.

Selling, general and administrative expenses increased $23.8 million, or 27%, in 2012 compared to 2011 primarily due to an increase in bid, proposal and marketing costs pertaining to new business pursuits in the advanced space programs segment and launch vehicles segment, and due to an increase in certain corporate-level professional fees and expenses.  In addition, selling, general and administrative expenses in 2012 included $2.1 million of professional fees and other costs related to a potential acquisition that was not consummated.

Selling, general and administrative expenses decreased $2.6 million, or 3%, in 2011 compared to 2010 primarily due to a decrease in bid, proposal and marketing costs in all of our business segments and the absence of $1.6 million of transaction expenses incurred in 2010 in connection with a business acquisition.

Operating Income - Our consolidated operating income was $112.6 million in 2012, an increase of $32.8 million, or 41%, compared to 2011 due to higher operating income in all three operating business segments.  Launch vehicles segment operating income increased $22.0 million, or 155%, largely due to an adjustment that reduced 2011 operating income by $11.3 million in connection with the March 2011 rocket launch failure mentioned above and increased operating income from the CRS and target launch vehicle contracts.  Satellites and space systems segment operating income increased $8.6 million, or 23%, primarily due to profit improvements on certain communications satellite contracts that were substantially completed in 2012 and a $6.5 million contract settlement charge that reduced operating income in 2011.  Advanced space programs segment operating income increased $4.3 million, or 15%, primarily due to a favorable contract closeout adjustment in 2012 in addition to increased activity on the CRS contract, partially offset by decreased activity on national security satellite contracts.  Operating income in 2012 was reduced by $2.1 million of unallocated professional fees and other costs, recorded in corporate and other, related to a potential acquisition that was not consummated.

Total operating income from the CRS contract was $16.7 million in 2012, an increase of $4.2 million, or 34%.  Since the inception of the CRS program through December 31, 2012, a total of $48 million of operating income has been recognized on the program.

Our consolidated operating income was $79.8 million in 2011, an increase of $6.8 million, or 9%, compared to 2010 due to higher operating income in the advanced space programs segment and the satellites and space systems segment partially offset by lower operating income in the launch vehicles segment.  Advanced space programs segment operating income increased $7.0 million, or 33%, primarily due to increased activity on national security satellite contracts.  Satellites and space systems segment operating income increased $3.8 million, or 11%, primarily due to increased activity on communications satellite contracts partially offset by decreased activity on science and remote sensing satellite contracts.  Launch vehicles segment operating income decreased $7.0 million, or 33%, primarily due to the effect of the 2011 launch failure, partially offset by the absence of unrecovered research and development expenses that were recognized in 2010.

Interest Income and Other - Interest income and other was $0.7 million, $19.3 million and $1.8 million in 2012, 2011 and 2010, respectively.  In 2012, 2011 and 2010, we earned interest income of $1.0 million, $1.0 million and $1.2 million, respectively, on short-term invested cash balances.  Interest income and other in 2011 included the recognition of $17.8 million of insurance recoveries that was comprised of $11.3 million pertaining to the March 2011 Taurus XL launch failure and the $6.5 million contract settlement charge, discussed above.

Interest Expense - Interest expense was $11.3 million, $11.1 million and $9.8 million in 2012, 2011 and 2010, respectively.  These amounts were primarily attributable to our long-term convertible debt which was repaid in December 2012.

Debt Extinguishment Expense - During 2012, we recorded $10.3 million of debt extinguishment expenses associated with a debt refinancing transaction, described below in "Liquidity and Capital Resources."  The debt extinguishment expenses consisted of $6.8 million of accelerated amortization of debt discount, $2.8 million in prepayment of premiums and other expenses, and $0.7 million in accelerated amortization of debt issuance costs.

Income Tax Provision - Our income tax provision was $30.8 million, $20.6 million and $17.6 million in 2012, 2011 and 2010, respectively.  The effective tax rate for 2012, 2011 and 2010 was 34%, 23% and 27%, respectively.  We recorded favorable income tax adjustments of $2.8 million and $7.7 million in 2012 and 2011, respectively, pertaining to our election to claim extraterritorial income exclusions related to export activities in prior years.  In addition, our income tax provisions in 2011 and 2010 included the effect of federal research and development tax credits of $5.1 million and $7.4 million, respectively.

We utilized net operating loss carryforwards that substantially offset taxable income in 2010 through 2012.  As a result, our cash payments for income taxes, which primarily related to alternative minimum taxes, were equal to approximately 3%, 3% and 4% of pretax income in 2012, 2011 and 2010, respectively.

Net Income - Net income was $61.0 million, $67.4 million and $47.5 million, or $1.02, $1.13 and $0.81 diluted earnings per share, in 2012, 2011 and 2010, respectively.

Segment Results

Our products and services are grouped into three reportable segments:  launch vehicles, satellites and space systems and advanced space programs.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 2 to the consolidated financial statements in this Form 10-K.

Launch Vehicles

Launch vehicles segment operating results were as follows (in thousands, except percentages):

	2012	2011	% Change	2011	2010	% Change
Revenues	$527,287	$483,177	9%	$483,177	$434,511	11%
Operating income	36,131	14,147	155%	14,147	21,188	(33%)
Operating margin	6.9%	2.9%		2.9%	4.9%

Segment Revenues - Launch vehicles segment revenues increased $44.1 million, or 9%, in 2012 compared to 2011 primarily due to increased activity on target launch vehicle contracts partially offset by decreased activity on missile defense interceptors and space launch vehicle contracts.  Target launch vehicle revenues increased $60.2 million, or 43%, primarily due to activity on recently awarded contracts.  Missile defense interceptor revenues decreased $9.7 million, or 11%, primarily due to decreased activity on the GMD contract.  Missile defense interceptor revenues accounted for 15% and 18% of total launch vehicles segment revenues in 2012 and 2011, respectively.  Space launch vehicle revenues decreased $5.2 million, or 2%, primarily due to decreased production work on Antares launch vehicles combined with lower Taurus and Pegasus revenues, partially offset by increased activity on Minotaur launch vehicles.  In addition, 2011 revenues were reduced by an $11.3 million adjustment as a result of the 2011 Taurus XL launch failure discussed above.  Antares launch vehicle revenues were $190.6 million and $199.7 million in 2012 and 2011, respectively, reflecting a decrease in Antares activity for the COTS program that was largely offset by increased Antares activity for the CRS contract.  Antares revenues in 2012 and 2011 were $143.0 million and $85.3 million, respectively, for the CRS contract and $47.6 million and $114.4 million, respectively, for the COTS program.  Antares launch vehicle revenues accounted for 36% and 41% of total launch vehicles segment revenues in 2012 and 2011, respectively.

Launch vehicles segment revenues increased $48.7 million, or 11%, in 2011 compared to 2010 primarily due to increased activity on target launch vehicle and space launch vehicle contracts, partially offset by decreased activity on missile defense interceptor contracts.  Target launch vehicle revenues increased $53.4 million, or 63%, primarily due to activity on new contracts awarded in 2011.  Space launch vehicle revenues increased $19.3 million, or 8%, due to increased production work on Antares launch vehicles, partially offset by decreased activity on Taurus and Minotaur space launch vehicles and an $11.3 million revenue reduction related to the Taurus XL rocket launch failure discussed above.  Antares launch vehicle revenues were $199.7 million and $148.8 million in 2011 and 2010, respectively, which included $85.3 million and $97.0 million, respectively, related to the CRS contract and $114.4 million and $51.8 million, respectively, related to the COTS program.  Antares launch vehicle revenues accounted for 41% and 35% of total launch vehicles segment revenues in 2011 and 2010, respectively.  Missile defense interceptor revenues decreased $25.8 million, or 23%, due primarily to decreased activity on the GMD contract in 2011.  Missile defense interceptor revenues accounted for 18% and 26% of total launch vehicles segment revenues in 2011 and 2010, respectively.

Segment Operating Income - Operating income in the launch vehicles segment increased $22.0 million, or 155%, in 2012 compared to 2011 primarily due to higher space launch vehicle and target launch vehicle operating income partially offset by decreased operating income from interceptor launch vehicles.  Operating income from space launch vehicle contracts increased $18.6 million primarily due to an adjustment that reduced 2011 operating income by $11.3 million in connection with the rocket launch failure mentioned above and increased Antares operating income in 2012.  Operating income from Antares launch vehicle production work for the CRS contract was $6.7 million and $4.4 million in 2012 and 2011, respectively.  This segment does not recognize any profit pertaining to the Antares rockets that are being built for the COTS research and development program that is reported in our advanced space programs segment.  Operating income from target launch vehicle contracts increased $6.4 million primarily due to activity from recently awarded contracts.  Operating income from interceptor launch vehicles decreased $3.9 million primarily due to decreased activity on the GMD contract.

Operating income in the launch vehicles segment decreased $7.0 million, or 33%, in 2011 compared to 2010 primarily due to lower space launch vehicle contract operating income partially offset by increased operating income from target launch vehicle contracts and the absence of $5.1 million of unrecovered research and development expenses that were recognized in 2010.  Operating income from space launch vehicle contracts decreased $12.8 million primarily due to the $11.3 million reduction in 2011 operating income resulting from the launch failure discussed above.  Operating income from Antares launch vehicle production work for the CRS contract was $4.4 million and $4.7 million in 2011 and 2010, respectively.  Operating income from interceptor launch vehicle contracts was approximately $12.0 million in both 2011 and 2010.  Operating income from target launch vehicle contracts increased $4.2 million primarily due to activity from recently awarded contracts.  In addition, there was a decrease in operating income in this segment of $2.7 million largely attributable to the absence of a favorable cost adjustment which was recorded in 2010.

Launch vehicles segment operating margins (as a percentage of revenues) were 6.9%, 2.9% and 4.9% in 2012, 2011 and 2010, respectively.  The increase in operating margin in 2012 as compared to 2011 was primarily due to the adjustment pertaining to the 2011 launch failure discussed above and lower Antares intersegment revenues (which do not generate profit), and profit improvements on certain space launch vehicle contracts.  The decrease in operating margin in 2011 as compared to 2010 was primarily due to the effect of the launch failure in 2011 and higher Antares intersegment revenues, partially offset by the absence of unrecovered research and development expenses recorded in 2010 discussed above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows (in thousands, except percentages):

	2012	2011	% Change	2011	2010	% Change
Revenues	$496,152	$553,797	(10%)	$553,797	$497,015	11%
Operating income	46,222	37,623	23%	37,623	33,775	11%
Operating margin	9.3%	6.8%		6.8%	6.8%

 Segment Revenues - Satellites and space systems segment revenues decreased $57.6 million, or 10%, in 2012 compared to 2011 primarily due to lower activity on communications satellite contracts partially offset by higher activity on space technical services contracts and science and remote sensing satellite contracts.  Communications satellite revenues decreased $73.5 million, or 20%, principally attributable to a reduction in activity on contracts that were completed or nearing completion in 2012.  Communications satellite contract revenues accounted for 60% and 67%, respectively, of total segment revenues in 2012 and 2011.  Space technical services revenues increased $9.9 million, or 11%, primarily due to increased contract activity.  Revenues from science and remote sensing satellite contracts increased $6.0 million, or 7%, primarily due to activity on a contract that was awarded in 2011, partially offset by lower revenues on contracts that were completed or nearing completion.

Satellites and space systems segment revenues increased $56.8 million, or 11%, in 2011 compared to 2010 primarily due to increased revenues on communications satellite contracts and space technical services contracts, partially offset by decreased revenues on science and remote sensing satellite contracts.  Communications satellite revenues increased $40.7 million, or 12%, principally attributable to activity on contracts that were awarded in late 2010 and early 2011.  Communications satellite contract revenues accounted for 67% of total segment revenues in both 2011 and 2010.  Space technical services revenues increased $25.6 million, or 39%, primarily due to production work on a contract that was awarded in the third quarter of 2010.  Revenues from science and remote sensing satellite contracts decreased $9.0 million, or 10%, primarily due to decreased activity on certain contracts.

Segment Operating Income - Operating income in the satellites and space systems segment increased $8.6 million, or 23%, in 2012 compared to 2011 due to higher operating income on communications satellite contracts.  Communications satellite contracts operating income increased $8.5 million despite lower communications satellite revenues primarily due to profit improvements on certain communications satellite contracts that were substantially completed in 2012 and a $6.5 million contract settlement charge that reduced operating income in 2011.  Communications satellite operating income accounted for 72% and 64% of total segment operating income in 2012 and 2011, respectively.  Science and remote sensing satellite operating income decreased $1.2 million.  Space technical services operating income increased marginally due to an increase in contract activity and related revenues.

Operating income in the satellites and space systems segment increased $3.8 million, or 11%, in 2011 compared to 2010 primarily due to increased activity and improved performance on communications satellite contracts and increased activity on space technical services contracts partially offset by decreased activity on science and remote sensing satellite contracts.

Communications satellite operating income increased $5.1 million primarily due to new activity on contracts that were awarded in late 2010 and early 2011.  In 2011, communications satellite operating income reflected a $6.5 million charge pertaining to the contract settlement discussed above.  In 2010, communications satellite operating income reflected charges totaling $5.0 million pertaining to the resolution of a satellite anomaly.  Communications satellite operating income accounted for 64% and 56% of total segment operating income in 2011 and 2010, respectively.  Space technical services operating income increased $1.4 million primarily due to production work on a contract awarded in the third quarter of 2010.  Science and remote sensing satellite operating income decreased $1.3 million primarily due to decreased activity.

Satellites and space systems segment operating margins (as a percentage of revenues) were 9.3%, 6.8% and 6.8% in 2012, 2011 and 2010, respectively.  The operating margin increase in 2012 compared to 2011 was driven by profit improvements on certain communications satellite contracts and the effect of the $6.5 million reduction to operating income in 2011 from the contract settlement discussed above.  Operating margins in 2011 and 2010 remained constant, reflecting slight profit margin improvements on communications satellite contracts offset by slightly lower profit margins on all other contracts.

Advanced Space Programs

Advanced space programs segment operating results were as follows (in thousands, except percentages):

	2012	2011	% Change	2011	2010	% Change
Revenues	$470,102	$434,036	8%	$434,036	$423,614	2%
Operating income	32,309	28,024	15%	28,024	20,999	33%
Operating margin	6.9%	6.5%		6.5%	5.0%

Segment Revenues - Advanced space programs segment revenues increased $36.1 million, or 8%, in 2012 compared to 2011 primarily due to increased activity on the CRS contract, partially offset by decreased activity on national security satellite revenues.  CRS contract revenue increased $40.9 million, or 25%, partially offset by lower national security satellite revenues of $8.6 million, or 3%, due to decreased activity.  In 2012, national security satellite contracts and the CRS contract accounted for 54% and 43%, respectively, of total segment revenues, compared to 61% and 37%, respectively, in 2011.

Advanced space programs segment revenues increased $10.4 million, or 2%, in 2011 compared to 2010 primarily due to increased revenues on national security satellite contracts, offset by a reduction in activity on the Orion contract and the CRS contract.  National security satellite revenues increased $70.0 million, or 36%, attributable to increased activity.  This increase in revenues was partially offset by a reduction in Orion contract revenues of $40.9 million, or 87%, due to the termination of the contract for convenience by the customer in 2010 and a reduction in revenue on the CRS contract of $18.6 million, or 10%, attributable to decreased activity.  In 2011, national security satellite contracts, the CRS contract and the Orion contract accounted for 61%, 37% and 1%, respectively, of total segment revenues, compared to 46%, 43% and 11%, respectively, of total segment revenues in 2010.

Segment Operating Income - Operating income in the advanced space programs segment increased $4.3 million, or 15%, in 2012 compared to 2011 primarily due to a favorable contract closeout adjustment in 2012, in addition to increased activity on the CRS contract, partially offset by decreased activity on national security satellite contracts.

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

Advanced space programs segment operating margins (as a percentage of revenues) were 6.9%, 6.5% and 5.0% in 2012, 2011 and 2010, respectively.  The increase in operating margin in 2012 compared to 2011 was principally due to the favorable closeout adjustment discussed above.  The increase in operating margin in 2011 compared to 2010 was primarily due to operational improvements and increased activity on in national security satellite contracts.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $56.8 million, $125.1 million and $60.6 million in 2012, 2011 and 2010, respectively.  The intersegment revenue eliminations were primarily comprised of $47.6 million, $114.4 million and $51.8 million in 2012, 2011 and 2010, respectively, of Antares revenues recorded in the launch vehicles segment in connection with the COTS program that is being reported as a research and development program in our advanced space programs segment.

The operating losses in corporate and other of $2.1 million and $2.9 million in 2012 and 2010, respectively, consisted of professional fees and other costs related to a potential acquisition that was not consummated in 2012, and unallocated corporate-level costs including $1.6 million of transaction expenses incurred in connection with an acquisition we completed in 2010.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash used in operating activities in 2012 was $7.7 million, compared to cash provided by operating activities of $65.1 million in 2011.  The decrease in operating cash flow resulted primarily from the net effect of changes in working capital and other assets and liabilities.  During 2012, changes in working capital and other assets and liabilities used $154.4 million of cash, compared to $64.9 million of cash used in 2011.  Changes in working capital in 2012 included an increase in receivables of $165.7 million principally due to an increase in unbilled receivables pertaining to the CRS contract.   Under the terms of the CRS contract, approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  The first CRS mission is scheduled to be completed in 2013.  Partially offsetting the increase in receivables was the net effect of a $42.9 million decrease in deferred revenues and customer advances, a $30.6 million decrease in other assets and a $20.3 million increase in accounts payable and accrued expenses.

Cash provided by operating activities in 2011 was $65.1 million, as compared to cash used in operating activities of $0.5 million in 2010.  The increase in operating cash flows resulted primarily from a $35.9 million increase in cash provided by favorable changes in working capital and certain other assets and liabilities, in addition to a $19.9 million increase in net income.  During 2011, net changes in working capital and certain other assets and liabilities used $64.9 million of cash, compared to a net use of $100.8 million of cash in 2010.  In 2011, other assets increased $37.3 million primarily due to prepayments to vendors related to certain contracts entered into at the end of 2011.   In addition, accounts payable and accrued expenses decreased $14.9 million attributable to reductions in contract-related liabilities, and receivables increased $7.0 million primarily related to the CRS contract.

Cash Flow from Investing Activities

Cash used in investing activities in 2012 was $26.6 million, compared to $59.8 million in 2011.  We spent $52.2 million on capital expenditures in 2012, compared to $59.8 million in 2011, largely to support our Antares and COTS programs and our CRS contract.  In 2012, we also received proceeds of $25.6 million in connection with the sale of certain property and equipment at the NASA Wallops Facility to the Commonwealth of Virginia.

Cash used in investing activities in 2011 was $59.8 million, as compared to $134.5 million in 2010.  We spent $59.8 million for capital expenditures in 2011, as compared to $83.7 million in 2010.  The decrease in capital expenditures was primarily due to decreased spending for equipment to support our Antares and COTS programs and our CRS contract.  In addion, in 2010 we paid $55 million to acquire a spacecraft business and sold an auction-rate debt security for $4.3 million.

Cash Flow from Financing Activities

Cash provided by financing activities was $7.4 million, $1.5 million and $14.4 million in 2012, 2011 and 2010, respectively.  In December 2012, we refinanced our long-term debt, discussed in more detail below.  In connection with the refinancing, we received net proceeds of $148.5 million under a new term loan arrangement, and we paid $145.2 million to purchase and retire substantially all of our convertible notes.  During 2012, 2011 and 2010, we issued 0.7 million, 0.7 million and 1.4 million shares of common stock and received $3.5 million, $2.9 million and $12.1 million, respectively, in connection with stock option exercises and employee stock plan purchases.

Term Loan and Credit Facility - On December 12, 2012, we entered into an amendment (the "Amendment") to our existing revolving secured credit facility (the "Credit Facility") discussed below.  The Amendment provided for a new $150 million senior secured term loan facility (the "Term Loan") and extended the scheduled maturity date of the Credit Facility to December 12, 2017.

The Term Loan has a five-year term, is secured on the same basis as the revolving credit facility and bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum or a base rate plus 0.75% per annum.  We are required to make quarterly principal payments of approximately $1.9 million.  The remaining principal amount of $114.4 million will be due at maturity.  The term loan is otherwise subject to terms and conditions substantially similar to those in the Credit Facility regarding guarantees, covenants and events of default.

The net proceeds received under the Term Loan were used to repay substantially all of our outstanding 2.4375% convertible senior subordinated notes due 2027 (the "Convertible Notes").  Debt issuance costs incurred in connection with the Amendment and issuance of the Term Loan amounted to $1.5 million, which will be amortized to interest expense over the five-year term.

Our Credit Facility provides for capacity for up to $300 million of revolving loans and permits us to utilize up to $125 million of such capacity for the issuance of standby letters of credit.  Our obligations under the Credit Facility are secured by substantially all our assets except for real property.  We have the option to increase the amount of the Credit Facility by up to $150 million, subject to obtaining additional loan commitments and the satisfaction of other specified conditions.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to the company's total leverage ratio, or, at the election of the company, at a base rate plus 0.75% to 1.50%.  Letters of credit issued under the Credit Facility accrue fees at a rate equal to the applicable margin for LIBOR loans.  In addition, we are required to pay a quarterly commitment fee for the unused portion of the Credit Facility, if any, at a rate ranging from 0.30% to 0.50%.

As of December 31, 2012, there were no borrowings under the Credit Facility, although $15.4 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of December 31, 2012, approximately $230 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of December 31, 2012, we were in compliance with all of these covenants.

Debt Extinguishment - During 2012, we recorded $10.3 million of debt extinguishment expenses associated with the repayment of the Convertible Notes, described above, consisting of $6.8 million of accelerated amortization of debt discount, $2.8 million in prepayment premiums and other expenses, and $0.7 million in accelerated amortization of debt issuance costs.

Available Cash and Future Funding

At December 31, 2012, we had $232.3 million of unrestricted cash and cash equivalents.  Management currently believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  However, there can be no assurance that this will be the case.  We believe that we will continue to incur costs in 2013 related to the Antares and COTS research and development programs.  Additionally, significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake additional financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

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

Aggregate Contractual Obligations

The following summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt	$150.7	$7.5	$15.0	$127.5	$0.7
Interest on long-term debt (1)	13.0	2.9	5.4	4.7	—
Operating leases (2)	140.0	18.1	32.8	31.3	57.8
Purchase obligations (3)	467.1	288.1	178.8	0.2	—
Total	$770.8	$316.6	$232.0	$163.7	$58.5
––––––––––––––––––
(1)	Interest on our variable-rate $150 million Term Loan assumes 1.96%, or one-month LIBOR plus 1.75%, in this presentation.
(2)	Our obligations under operating leases consist of minimum rental commitments under non-cancelable operating leases primarily for office space and equipment.
(3)	Purchase obligations consist of open purchase orders that we issued to acquire materials, parts or services in future periods.

Occasionally, certain contracts require us to post letters of credit supporting our performance obligations under the contracts.  We had $15.4 million of letters of credit outstanding at December 31, 2012, all of which were issued under the Credit Facility.

As of December 31, 2012 and 2011, our total amount of unrecognized tax benefits was $18.2 million and $16.7 million, respectively.  We are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with the taxing authorities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of December 31, 2012, changes in foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Investments

As discussed in Note 7 to the consolidated financial statements in this Form 10-K, we currently hold investments in certain auction-rate and preferred stock securities that experienced a decline in fair value that resulted in our recording certain other-than-temporary impairment charges in periods prior to 2010.  We may be required to record additional impairment charges if there are further reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At December 31, 2012, we had $24.0 million of receivables denominated in euros and $0.5 million of receivables denominated in Japanese yen.

As discussed in Note 1 to the accompanying financial statements, in 2012 we entered into a series of foreign exchange contracts to sell euros and purchase U.S. dollars in order to hedge the company's exposure to fluctuating rates of exchange in connection with a customer contract denominated in euros.  As of December 31, 2012, we had ten foreign exchange contracts with a total contract value of €56.0 million, or $72.9 million, that have various expiration dates through March 2014.  As of December 31, 2012, the fair market value of these foreign exchange contracts was a liability of $1.2 million.

Interest Rate Risk

We are exposed to changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include debt as well as cash and cash equivalents.  As of December 31, 2012, we had a $150 million bank term loan with a variable interest rate of LIBOR plus 1.75%, or 1.96%, as of December 31, 2012.  Generally, the fair market value of our variable interest rate debt will increase or decrease based on general market conditions for bank loans, Orbital's credit rating and the remaining term of the loan.  The carrying value and estimated fair value at December 31, 2012 of our term loan was $150 million.

We believe that our exposure to market risk related to interest rate fluctuations for cash and cash equivalents is not significant.  As of December 31, 2012, a hypothetical 100 basis point change in interest rates would result in an annual change of approximately $2.5 million in interest income earned.

We assess our interest rate risks on a regular basis and do not currently use financial instruments to mitigate these risks.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $11.7 million at December 31, 2012.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Orbital Sciences Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 22, 2013

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Revenues	$1,436,769	$1,345,923	$1,294,577
Cost of revenues	1,097,190	1,074,389	1,007,668
Research and development expenses	114,205	102,751	122,270
Selling, general and administrative expenses	112,803	88,989	91,625
Income from operations	112,571	79,794	73,014
Interest income and other	749	19,335	1,848
Interest expense	(11,275)	(11,096)	(9,778)
Debt extinguishment expense	(10,261)	—	—
Income before income taxes	91,784	88,033	65,084
Income tax provision	(30,778)	(20,639)	(17,615)
Net income	$61,006	$67,394	$47,469

Basic income per share:	$1.03	$1.14	$0.81

Diluted income per share:	$1.02	$1.13	$0.81

Net income (from above)	$61,006	$67,394	$47,469
Other comprehensive income (loss):
Defined benefit plans, net of tax of $263, ($773) and
$90, respectively	418	(1,248)	145
Unrealized gain (loss) on investments	700	(100)	(250)
Unrealized loss on foreign exchange derivative
instruments, net of tax of $339	(540)	—	—
Total other comprehensive income (loss)	578	(1,348)	(105)
Comprehensive income	$61,584	$66,046	$47,364

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$232,324	$259,219
Receivables	499,222	333,467
Inventories	61,251	64,335
Deferred income taxes, net	38,216	51,413
Other current assets	17,810	46,965
Total current assets	848,823	755,399
Investments	9,200	8,500
Property, plant and equipment, net	251,360	259,972
Goodwill	75,261	75,261
Deferred income taxes, net	-	2,731
Other non-current assets	26,810	28,937
Total assets	$1,211,454	$1,130,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,037	$13,444
Accrued expenses	253,076	220,935
Deferred revenues and customer advances	62,098	104,970
Current portion of long-term obligations	7,500	-
Total current liabilities	326,711	339,349
Long-term obligations	143,236	131,182
Deferred income taxes, net	10,879	-
Other non-current liabilities	17,082	16,990
Total liabilities	497,908	487,521
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	-	-
Common Stock, par value $.01; 200,000,000 shares authorized, 59,616,736 and
58,914,802 shares outstanding, respectively	596	589
Additional paid-in capital	575,300	566,624
Accumulated other comprehensive loss	(2,781)	(3,359)
Retained earnings	140,431	79,425
Total stockholders' equity	713,546	643,279
Total liabilities and stockholders' equity	$1,211,454	$1,130,800

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2009	56,880	$569	$539,235	$(1,906)	$(35,438)	$502,460
Shares issued to employees,
officers and directors	1,360	13	12,113			12,126
Stock-based compensation, net			5,589			5,589
Tax effect of stock-based
compensation, net			1,078			1,078
Comprehensive income (loss)				(105)	47,469	47,364
Balance, December 31, 2010	58,240	582	558,015	(2,011)	12,031	568,617
Shares issued to employees,
officers and directors	675	7	2,884			2,891
Stock-based compensation, net			4,490			4,490
Tax effect of stock-based
compensation, net			1,235			1,235
Comprehensive income (loss)				(1,348)	67,394	66,046
Balance, December 31, 2011	58,915	589	566,624	(3,359)	79,425	643,279
Shares issued to employees,
officers and directors	702	7	3,500			3,507
Stock-based compensation, net			4,960			4,960
Tax effect of stock-based
compensation, net			216			216
Comprehensive income (loss)				578	61,006	61,584
Balance, December 31, 2012	59,617	$596	$575,300	$(2,781)	$140,431	$713,546

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010

Operating Activities:
Net income	$61,006	$67,394	$47,469
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	37,339	32,739	26,186
Deferred income taxes	26,886	18,788	15,985
Debt extinguishment expense	10,261	—	—
Stock-based compensation	6,402	6,222	7,022
Amortization of debt costs	6,751	6,590	5,768
Other	(1,876)	(1,703)	(2,113)
Changes in assets and liabilities, net of business acquisition:
Receivables	(165,670)	(6,969)	(117,083)
Inventories	3,084	(8,118)	(17,555)
Other assets	30,609	(37,346)	(4,585)
Accounts payable and accrued expenses	20,260	(14,915)	53,830
Deferred revenue and customer advances	(42,872)	(7,212)	(14,874)
Other liabilities	154	9,666	(529)
Net cash (used in) provided by operating activities	(7,666)	65,136	(479)
Investing Activities:
Capital expenditures	(52,175)	(59,815)	(83,702)
Proceeds from sale of property	25,589	—	—
Acquisition of business	—	—	(55,000)
Net proceeds from sales of investments	—	—	4,250
Net cash used in investing activities	(26,586)	(59,815)	(134,452)
Financing Activities:
Proceeds from issuance of long-term obligations	150,000	—	—
Repayment of long-term obligations	(145,179)	—	—
Net proceeds from issuance of common stock	3,507	2,891	12,126
Tax benefit of stock-based compensation	495	1,676	2,234
Debt issuance costs	(1,466)	(3,084)	—
Net cash provided by financing activities	7,357	1,483	14,360
Net (decrease) increase in cash and cash equivalents	(26,895)	6,804	(120,571)
Cash and cash equivalents, beginning of year	259,219	252,415	372,986
Cash and cash equivalents, end of year	$232,324	$259,219	$252,415

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business and Summary of Significant Accounting Policies

Business Operations

Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

Principles of Consolidation

The consolidated financial statements include the accounts of Orbital and its wholly owned subsidiaries.  All significant intersegment balances and transactions have been eliminated.

Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions, including estimates of future contract costs and earnings.  Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and earnings during the current reporting period.  Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties.  Actual results could differ from these estimates.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.  All financial  amounts are stated in U.S. dollars unless otherwise indicated.

Revenue Recognition

     Orbital's revenues are derived primarily from long-term contracts.  Revenues on long-term contracts are recognized using the percentage-of-completion method of accounting.   Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future revenues, costs and profit, is a process requiring a high degree of management judgment, including management's assumptions regarding the company's operational performance as well as general economic conditions.  In the event of a change in total estimated contract revenue, cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and the company's profitability from a particular contract may be adversely affected to the extent that estimated costs to complete or incentive or award fee estimates are revised, delivery schedules are delayed, performance-based milestones are not achieved or progress under a contract is otherwise impeded.  Accordingly, the company's recorded revenues and operating profit from period to period can fluctuate significantly.  In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expenses, is recorded in the period in which the loss is first estimated.

Many of the company's contracts include provisions that increase or decrease contract value based on performance in relation to established targets or customer evaluations.  Mission success milestones and incentive and award fees are included in estimated contract revenue when the company is able to make reasonable predictions about whether the performance targets will be achieved and make dependable estimates of such amounts based upon the company's historical experience with similar types of activities and other objective criteria.  The company includes the estimated amount of mission success milestones and incentive and award fees in estimated contract revenue at the inception of each contract, with reassessments made each quarter throughout the period of contract performance.  If performance under such contracts were to differ from previous assumptions, or if the company were to revise its estimates or assumptions, current period revenues and profit would be adjusted and could fluctuate significantly.  The company's assessments are guided by the historical performance of the company's products and product families, the reliability record of the technology employed and assessments of technological considerations for each contract.

As part of the company's risk management strategy, the company generally insures significant mission success milestones.  Insurance recoveries are recorded as other income in the consolidated financial statements.  The company recognized insurance recoveries of $17.8 million for the year ended December 31, 2011.  There were no such insurance recoveries during 2012 and 2010.

Research and Development Expenses

Expenditures for company-sponsored research and development projects are expensed as incurred.  Research and development projects performed under contracts for customers are recorded as contract costs.

In 2008, the company entered into an agreement with the National Aeronautics and Space Administration ("NASA") to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services ("COTS"), for delivering cargo and supplies to the International Space Station.  Under the agreement, as amended, as of December 31, 2012, NASA has agreed to pay the company $288 million in cash milestone payments, partially funding Orbital's project costs which are currently estimated to be approximately $513 million.  The company expects to complete this project in 2013.

       The COTS agreement is accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company's COTS program research and development expenses, including associated general and administrative expenses.

The following table summarizes the COTS program research and development expenses incurred and amounts funded by NASA (in millions):

	2012	2011	2010	Inception to December 31, 2012
Research and development costs incurred (1)	$62.6	$158.8	$136.5	$480.5
Less amounts funded by NASA	(21.9)	(108.0)	(69.1)	(282.2)	(2)
Net research and development expenses	$40.7	$50.8	$67.4	$198.3
_______________________

(1) Includes associated general and administrative expenses.
(2) Through December 31, 2012, the company has received $276 million in cash from NASA and as of December 31, 2012, the company recorded an approximately $6 million receivable due from NASA.

The company is also engaged in a major product development program of a medium capacity rocket named Antares.  Approximately $42.6 million, $34.3 million and $48.3 million of the company's research and development expenses in 2012, 2011 and 2010, respectively, were attributable to the Antares program.  Since the inception of the Antares program through December 31, 2012, the company has incurred $234.8 million of such costs.

Stock-Based Compensation

The company determines the fair value of its restricted stock unit grants based on the closing price of Orbital's common stock on the date of grant.  The fair value of stock options granted is determined using the Black-Scholes valuation model, although the company has not granted stock options since 2006.  Compensation expense pertaining to stock-based awards is recognized as expense over the service period, net of estimated forfeitures.  The company uses the tax law ordering method to determine intra-period tax allocation related to the tax attributes of stock-based compensation.

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

Earnings per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the periods.  Diluted earnings per share includes the weighted-average effect of all potentially dilutive securities outstanding during the periods.

The computation of basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
Numerator	2012	2011	2010
Net Income	$61,006	$67,394	$47,469
Percentage allocated to shareholders (1)	99.6%	99.1%	99.0%
Numerator for basic and diluted earnings per share	$60,762	$66,787	$46,994

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	59,165	58,531	57,683
Dilutive effect of stock options and restricted stock units	292	596	652
Denominator for diluted earnings per share	59,457	59,127	58,335

Per share income
Basic	$1.03	$1.14	$0.81
Diluted	1.02	1.13	0.81
_________________________
(1) Basic weighted-average shares outstanding	59,165	58,531	57,683
Basic weighted-average shares outstanding and
unvested restricted stock units expected to vest	59,428	59,078	58,254
Percentage allocated to shareholders	99.6%	99.1%	99.0%

In accordance with GAAP, the company accounts for unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share.  Certain of the company's unvested restricted stock units ("RSUs") contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method to be used for computing earnings per share.  The calculation of earnings per share shown above excludes the income attributable to the unvested RSUs that include rights to receive non-forfeitable dividends from the numerator and excludes the impact of those units from the denominator.

In 2012, 2011 and 2010, diluted weighted-average shares outstanding excluded the effect of the company's convertible notes that were anti-dilutive.

Fair Value Measurements

The company utilizes fair value measurement guidance prescribed by GAAP to value its financial instruments. The guidance includes a definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions.

These two types of inputs create the following fair value hierarchy:

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 - Significant inputs to the valuation model are unobservable.

Fair value disclosures pertaining to financial instruments of the company that are included in these notes to the consolidated financial statements include money market funds (see Note 1, subsection "Cash and Cash Equivalents"), foreign exchange derivative instruments (see Note 1, subsection "Derivative Financial Instruments"), investments in auction-rate securities (see Note 7) and debt instruments recorded in long-term obligations (see Note 6).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of 90 days or less.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.  At December 31, 2012 and 2011, the company had invested approximately $215 million and $259 million, respectively, in cash equivalents in the form of money market funds with three financial institutions.  The company considers these money market funds to be Level 1 financial instruments.

Inventories

Inventories are stated at the lower of cost or estimated market value.  Cost is determined on an average cost or specific identification basis.  Estimated market value is determined based on assumptions about future demand and market conditions.  If actual market conditions were less favorable than those previously projected by management, inventory write-downs could be required.

Derivative Financial Instruments

Orbital occasionally uses foreign exchange derivative instruments to manage certain foreign currency rate exposures.  Derivative instruments are viewed as risk management tools by Orbital and are not used for trading or speculative purposes.  Derivatives used for hedging purposes are generally designated as effective hedges.  Accordingly, changes in the fair value of a derivative contract are highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.  Derivative instruments are recorded on the balance sheet at fair value.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

In 2012, Orbital entered into a series of foreign exchange contracts to sell euros and purchase U.S. dollars in order to hedge the company's exposure to fluctuating foreign exchange rates in connection with a customer contract denominated in euros.  As of December 31, 2012, the company had ten foreign exchange contracts with a total contract value of €56.0 million, or $72.9 million, that have various expiration dates through March 2014.  As of December 31, 2012, the fair value of these foreign exchange contracts was a liability of $1.2 million.  The company considers these to be Level 2 financial instruments.

Investments

The company's investments in securities are reported at fair value.  These investments are classified as available-for-sale securities at the time of purchase and the company re-evaluates such designation as of each balance sheet date.  The company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value, and the credit values of debt securities.  The company records an impairment expense to the extent that the amortized cost exceeds the estimated fair market value of the securities held and the decline in value is determined to be other-than-temporary.  Temporary changes in fair value are included in accumulated other comprehensive income (loss), a component of stockholders' equity.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense.  When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is recognized.  Depreciation expense is determined using the straight-line method based on the following useful lives:

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

Recoverability of Long-Lived Assets

Orbital's policy is to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  When an evaluation indicates that an impairment has occurred, a loss is recognized and the asset or asset group is adjusted to its estimated fair value.  Given the inherent technical and commercial risks within the aerospace industry and the special purpose use of certain of the company's assets, future impairment charges could be required if the company were to change its current expectation that it will recover the carrying amount of its long-lived assets from future operations.

Goodwill

Goodwill is comprised of acquisition costs in excess of the fair values assigned to the underlying net assets of acquired businesses.  Goodwill is evaluated for potential impairment at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable.  The evaluation includes comparing the fair value of a reporting unit to its carrying value including goodwill.  If the carrying value exceeds the fair value, impairment is measured by comparing the implied value of goodwill to its carrying value and recorded in the current period.  Goodwill balances are included in the identifiable assets of the business segment to which they have been assigned.  There was no impairment of goodwill recorded during the three years ending December 31, 2012.

Deferred Revenue and Customer Advances

The company accounts for cash receipts from customers in excess of amounts recognized on certain contracts as "deferred revenues and customer advances."  These amounts are recorded as current liabilities since the associated services are performed within one year.

2.  Segment Information

Orbital's products and services are grouped into three reportable business segments:  launch vehicles, satellites and space systems and advanced space programs.  Reportable segments are generally organized based upon product lines.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.  The primary products and services from which the company's reportable segments derive revenues are:

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,
	2012	2011	2010
Launch Vehicles:
Revenues	$527,287	$483,177	$434,511
Operating income	36,131	14,147	21,188
Identifiable assets	206,194	210,642	212,360
Capital expenditures	26,066	27,999	50,001
Depreciation and amortization	15,891	14,293	9,412
Satellites and Space Systems:
Revenues	$496,152	$553,797	$497,015
Operating income	46,222	37,623	33,775
Identifiable assets	278,008	282,344	268,804
Capital expenditures	16,345	12,433	10,675
Depreciation and amortization	8,563	6,841	5,917
Advanced Space Programs:
Revenues	$470,102	$434,036	$423,614
Operating income	32,309	28,024	20,999
Identifiable assets	390,059	254,769	188,184
Capital expenditures	5,781	13,515	19,586
Depreciation and amortization	6,575	5,033	4,522
Corporate and Other:
Revenues (1)	$(56,772)	$(125,087)	$(60,563)
Operating loss (2)	(2,091)	—	(2,948)
Identifiable assets	337,193	383,045	393,188
Capital expenditures	3,983	5,868	3,440
Depreciation and amortization	6,310	6,572	6,335
Consolidated:
Revenues	$1,436,769	$1,345,923	$1,294,577
Operating income	112,571	79,794	73,014
Identifiable assets	1,211,454	1,130,800	1,062,536
Capital expenditures	52,175	59,815	83,702
Depreciation and amortization	37,339	32,739	26,186
________________

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues. Intersegment revenues are summarized as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Launch Vehicles	$50.2	$118.3	$53.4
Satellites and Space Systems	5.7	5.6	5.9
Advanced Space Programs	0.9	1.2	1.3
Total intersegment revenues	$56.8	$125.1	$60.6

(2)	The corporate and other operating loss in 2012 is comprised solely of unallocated professional fees and other costs related to a potential acquisition that was not consummated. The corporate and other operating loss in 2010 is comprised of unallocated corporate-level costs and includes $1.6 million of transaction expenses incurred in connection with a business acquisition (see Note 3).

3. Business Acquisitions

On April 2, 2010, the company acquired certain assets and liabilities of the spacecraft development and manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation (the "Seller"), for $55 million in cash, subject to a potential working capital adjustment.  The company's consolidated financial statements reflect the operations of the acquired business since the date of acquisition.  Revenues and operating income of the acquired business were $69.8 million and $7.3 million, respectively, for the period from April 2, 2010 to December 31, 2010.

The acquisition was accounted for under the acquisition method in accordance with Accounting Standards Codification ("ASC") Topic 805, "Business Combinations."  The allocation of the purchase price for the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition using established valuation techniques.  The company may recognize changes to the acquired assets or liabilities as a result of a working capital adjustment.  In 2011, the company recorded an additional $0.5 million of goodwill related to the update of purchase accounting associated with the acquisition.  The company and the Seller are each disputing the other party's claim for a purchase price adjustment based on the calculation of working capital as of the closing date.

4.  Export Sales and Major Customers

Orbital's revenues by geographic area, as determined by customer location, were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$1,155,003	$1,035,090	$1,084,131
Europe and Eurasia	150,746	146,623	102,106
Mexico and South America	96,147	131,240	93,855
East Asia	34,873	32,970	14,485
Total	$1,436,769	$1,345,923	$1,294,577

Approximately 79%, 71% and 74% of the company's revenues in 2012, 2011 and 2010, respectively, were generated under contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government's prime contractors.  All such revenues were recorded in the launch vehicles, satellites and space systems or advanced space programs segments.

5.  Balance Sheet Accounts and Supplemental Disclosures

Receivables

The components of receivables were as follows (in thousands):

	December 31,
	2012	2011
Billed	$59,496	$77,505
Unbilled	439,372	255,209
Retainages due upon contract completion	354	753
Total	$499,222	$333,467

Under the terms of the company's Commercial Resupply Services ("CRS") contract with NASA, approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  Unbilled receivables at December 31, 2012 and 2011 included $277 million and $130 million, respectively, pertaining to the CRS contract.  Since the inception of the CRS contract in December 2008 through December 31, 2012, a total of $974 million of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

As of December 31, 2012 and 2011, unbilled receivables also included $8.7 million and $10.2 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require the company to refund a portion of the contract price to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of December 31, 2012, the company could be required to refund up to approximately $12.4 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies under which the company believes it would recover satellite incentive fees that are not earned and performance refund obligations.

Excluding the portion of unbilled receivables pertaining to the CRS contract discussed separately above, approximately 93% of unbilled receivables and retainages at December 31, 2012 are due within one year and will be billed on the basis of contract terms and delivery schedules.  Approximately 91% and 90% of the company's receivables at December 31, 2012 and 2011, respectively, were related to contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government's prime contractors.  Receivables from non-U.S. customers totaled $34.1 million and $29.7 million at December 31, 2012 and 2011, respectively.

Inventories

As of December 31, 2012 and 2011, inventories were $61.3 million and $64.3 million, respectively.  The company's inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$10,656	$10,656
Buildings and leasehold improvements	85,803	80,885
Furniture, fixtures and equipment	298,082	262,906
Assets under construction	45,928	65,645
Software and other	33,310	27,063
	473,779	447,155
Accumulated depreciation and amortization	(222,419)	(187,183)
Total	$251,360	$259,972

The company received proceeds of $25.6 million in 2012 in connection with the sale of property and equipment at the Wallops Island Flight Facility to the Commonwealth of Virginia.  Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $36.6 million, $32.0 million and $25.7 million, respectively.

Goodwill and Intangible Assets

The company's goodwill balances by reportable business segment are as follows (in thousands):

	Launch Vehicles	Satellites and Space Systems	Advanced Space Programs	Total
Balance at December 31, 2012	$10,310	$53,517	$11,434	$75,261

      Intangible assets consist of technology assets that were acquired in the 2010 spacecraft business acquisition (see Note 3).  As of December 31, 2012 and 2011, the balance of intangible assets was $5.2 million and $5.9 million, respectively, reported in "other non-current assets."  Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $0.7 million and $0.5 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2012	2011
Contract related accruals	$169,146	$145,352
Employee compensation and benefits	77,241	70,096
Interest	145	1,946
Other	6,544	3,541
Total	$253,076	$220,935

Cash Flow

Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Interest paid	$6,733	$4,158	$3,735
Income taxes paid	2,699	2,242	2,531

    The entire amount of cash disbursed in 2012 in connection with the repayment of certain of the company's long-term notes payable (see Note 6) was classified as repayment of long-term obligations in financing activities in the accompanying consolidated statement of cash flows.

6.  Debt Obligations

Long-term obligations consisted of the following (in thousands):

	December 31,
	2012	2011
Senior secured term loan	$150,000	$—
Convertible senior subordinated notes	736	131,182
	$150,736	$131,182
Less current portion	(7,500)	—
Long-term portion	$143,236	$131,182

 The fair value of the senior secured term loan at December 31, 2012 was $150 million based on current market rates for debt of the same risk and maturity.  The fair value of the convertible senior subordinated notes at December 31, 2011 was estimated at approximately $145.2 million based on market pricing quoted by a broker dealer.  The company considers these to be Level 2 measures.

Term Loan and Credit Facility

On December 12, 2012, the company entered into an amendment (the "Amendment") to its existing revolving secured credit facility (the "Credit Facility"), discussed below.  The Amendment provided for a new $150 million senior secured term loan facility (the "Term Loan") and extended the scheduled maturity date on the Credit Facility to December 12, 2017.

The Term Loan has a five-year term, is secured on the same basis as the revolving credit facility and bears interest, at the company's option, at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum or a base rate plus 0.75% per annum.  The company is required to make quarterly principal payments of approximately $1.9 million.  The remaining principal amount of $114.4 million will be due at maturity.  The term loan is otherwise subject to terms and conditions substantially similar to those in the Credit Facility regarding guarantees, covenants and events of default.

The net proceeds received under the Term Loan were used to repay substantially all of the company's outstanding 2.4375% convertible senior subordinated notes due 2027 (the "Convertible Notes").  Debt issuance costs incurred in connection with the Amendment and issuance of the Term Loan amounted to $1.5 million, which will be amortized to interest expense over the five-year term.

The Credit Facility provides capacity for up to $300 million of revolving loans and permits the company to utilize up to $125 million of such capacity for the issuance of standby letters of credit.  The company's obligations under the Credit Facility are secured by substantially all of the company's assets except for real property.  The company has the option to increase the amount of the Credit Facility by up to $150 million, subject to obtaining additional loan commitments and the satisfaction of other specified conditions. Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to the company's total leverage ratio, or, at the election of the company, at a base rate plus 0.75% to 1.50%.  Letters of credit issued under the Credit Facility accrue fees at a rate equal to the applicable margin for LIBOR loans.  In addition, the company is required to pay a quarterly commitment fee for the unused portion of the Credit Facility, if any, at a rate ranging from 0.30% to 0.50%.

As of December 31, 2012, there were no borrowings under the Credit Facility, although $15.4 million of letters of credit were issued under the Credit Facility.  Furtermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of December 31, 2012, approximately $230 million of the Credit Facility was available for borrowings.

Debt Covenants

Orbital's Credit Facility contains covenants limiting the company's ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of December 31, 2012, the company was in compliance with all of these covenants.

Debt Extinguishment Expenses

During 2012, the company recorded $10.3 million of debt extinguishment expenses associated with the repurchase of the Convertible Notes, described above, consisting of $6.8 million of accelerated amortization of debt discount, $2.8 million in prepayment premiums and other expenses, and $0.7 million in accelerated amortization of debt issuance costs.

7.  Investments

As of December 31, 2012 and 2011, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company's balance sheet.  Contractual maturities for the debt securities are 12 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	December 31, 2012			December 31, 2011
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$(250)	$6,900	$7,150	$(1,050)	$6,100
Equity(1)	2,000	300	2,300	2,000	400	2,400
Total	$9,150	$50	$9,200	$9,150	$(650)	$8,500

_______________________

(1)  As of December 31, 2012 and 2011, the amortized cost and fair values of the two preferred stock investments were $0.

The changes in fair value of the investments were as follows (in thousands):

	Years Ended December 31,
	2012	2011
Debt Securities
Fair value at beginning of period	$6,100	$6,700
Temporary impairment credits (charges), net	800	(600)
Fair value at end of period	$6,900	$6,100

Equity Securities
Fair value at beginning of period	$2,400	$1,900
Temporary impairment (charges) credits, net	(100)	500
Fair value at end of period	$2,300	$2,400

Total
Fair value at beginning of period	$8,500	$8,600
Temporary impairment credits (charges), net	700	(100)
Fair value at end of period	$9,200	$8,500

The fair values of these securities are based on discounted cash flow analyses which consider the following Level 3 observable and unobservable inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) the time horizon until each security will be sold.  The discount rates used in the present value calculations are based on yields on U.S. Treasury securities with similar time horizons (0.72% - 1.7% as of December 31, 2012) plus interest rate risk premiums (4.0% - 20.4% as of December 31, 2012) that are intended to compensate for general market risk and the risk specific to each security.  The risk premiums are based upon current credit default swap pricing market data for similar or related securities or credit spreads for corporate bonds with similar credit ratings and similar maturities.  The time horizons used in the present value calculations have a range of 3.5 - 8 .3 years as of December 31, 2012.

8.  Income Taxes

 The significant components of the company's deferred tax assets and liabilities as of December 31, 2012 and 2011 were (in thousands):

	December 31,
	2012	2011
Current Deferred Tax Assets:
U.S. federal and state net operating loss carryforwards	$8,909	$36,028
Capitalized research and development costs	8,921	—
Accruals, reserves and other	25,374	20,322
Valuation allowance	(4,988)	(4,937)
Current deferred tax assets, net	38,216	51,413

Noncurrent Deferred Tax Assets (Liabilities):
State net operating loss carryforwards	1,136	8,448
Capitalized research and development costs	15,847	25,374
Tax credit/capital loss carryforwards and other	18,296	17,044
Debt costs	—	(4,710)
Excess tax depreciation and other	(42,602)	(38,969)
	(7,323)	7,187
Valuation allowance	(3,556)	(4,456)
Noncurrent deferred tax (liabilities) assets, net	(10,879)	2,731
Total deferred tax assets, net	$27,337	$54,144

The company's income tax provisions for the years ended December 31, 2012, 2011 and 2010 were comprised of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$1,889	$384	$960
State	1,862	841	816
Foreign	102	115	—
Total current	3,853	1,340	1,776

Deferred:
Federal	29,264	29,558	21,247
State	(2,339)	(10,259)	(5,408)
Total deferred	26,925	19,299	15,839
Total income tax provision	$30,778	$20,639	$17,615

The company's income before income taxes included foreign income of $0.3 million and $0.4 million in 2012 and 2011, respectively.

A reconciliation of the statutory federal income tax rate to the company's effective tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	3.6	3.3	3.4
Extraterritorial income exclusion	(3.1)	(8.7)	—
Research and development credits	(1.7)	(4.5)	(11.4)
Other, net	(0.3)	(1.7)	0.1
Effective rate	33.5%	23.4%	27.1%

The company recognized research and development tax credits in all periods presented that were primarily attributable to the company's Antares and COTS research and development programs that are further discussed in Note 1.  In addition, the company recorded favorable income tax adjustments of $2.8 million and $7.7 million in 2012 and 2011, respectively, pertaining to the company's election to claim extraterritorial income exclusions related to prior year export activity.

At December 31, 2012, the company had U.S. federal net operating loss carryforwards of $24.9 million, portions of which expire beginning in 2022 through 2031, and U.S. capital loss carryforwards of $0.8 million, which expire in 2015.  The deferred tax assets related to capital losses have been fully offset with a valuation allowance due to the uncertainty of realization.  These net operating loss and capital loss carryforwards are subject to certain limitations and other restrictions.

Changes in the company's unrecognized tax benefits were as follows (in thousands):

	2012	2011	2010
Unrecognized tax benefits at beginning of year	$16,732	$12,386	$7,508
Additions based on tax positions related to the current year	—	2,325	4,372
Additions for tax positions of prior years	1,548	2,351	562
Settlements with taxing authorities and other	—	—	(56)
Reduction resulting from lapse of statute of limitation	(80)	(330)	—
Unrecognized tax benefits at end of year	$18,200	$16,732	$12,386

All unrecognized tax benefits, if recognized, would lower the effective tax rate.

The company is subject to U.S. federal income tax and income tax in multiple state jurisdictions.  The company has substantially concluded all income tax matters for years through 1989.  In addition, the IRS completed an audit of the company's 2005 federal income tax return in 2008.

The company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  No interest or penalties are recorded in the accompanying consolidated financial statements.

9.  Commitments and Contingencies

Leases

Aggregate minimum commitments under non-cancelable operating leases, primarily for office space and equipment rentals, at December 31, 2012 were as follows (in thousands):

2013	$18,136
2014	16,442
2015	16,404
2016	16,629
2017	14,624
Thereafter	57,848
$140,083

Rent expense for 2012, 2011 and 2010 was $19.7 million, $19.3 million and $21.4 million, respectively.

U.S. Government Contracts

The accuracy and appropriateness of costs charged to U.S. Government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency or other government agencies.  Accordingly, costs billed or billable to U.S. Government customers are subject to potential adjustment upon audit by such agencies.

Most of the company's U.S. Government contracts are funded incrementally on a year-to-year basis.  Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the company's financial condition or results of operations.  Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause.  Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the company's financial condition and/or results of operations.

Research and Development Expenses

The company believes that a majority of the company's research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company's revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company's Antares development program (see Note 1) are allowable, although the U.S. Government has not yet made a final determination.  During 2012, 2011 and 2010, the company incurred $42.6 million, $34.3 million and $43.2 million, respectively, of such expenses that have been recorded as allowable costs.  Since the inception of the Antares program through December 31, 2012, the company has incurred $196.1 million of such costs.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

Litigation

From time to time the company is party to certain litigation or other legal proceedings arising in the ordinary course of business.  Because of the uncertainties inherent in litigation, the company cannot predict the outcome of such litigation or other legal proceedings; however, the company believes that none of these matters will have a material adverse effect on the company's results of operations or financial condition.

10.  Stock Plans and Equity Transactions

Stock Plans

The company's share-based incentive plans permit the company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisers of the company.  Restricted stock units and stock options generally vest over three years and are not subject to any performance criteria.  Options expire no more than ten years following the grant date.  Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares.

The company also has an Employee Stock Purchase Plan ("ESPP") whereby employees may purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of quarterly offering periods.  As of December 31, 2012, approximately 419,000 shares of common stock were available for purchase under the ESPP.  Compensation expense associated with the ESPP was $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Equity Transactions

The following tables summarize information related to stock-based compensation transactions and plans:

	Restricted Stock Units		Stock Options
		Weighted Average			Weighted Average
	Number of	Measurement	Number of		Exercise
	Units	Date Fair Value	Options		Price
Outstanding at December 31, 2009	473,615	$22.88	2,301,305		$8.29
Granted (1)	520,470	14.47	—		—
Exercised	—	—	(1,038,624)		10.21
Vested	(300,969)	23.17	—		—
Forfeited	(8,442)	19.98	(2,599)		6.29
Expired	—	—	(33,500)		16.24
Outstanding at December 31, 2010	684,674	16.38	1,226,582		6.46
Granted (1)	442,110	17.39	—		—
Exercised	—	—	(317,647)		4.26
Vested	(330,356)	18.47	—		—
Forfeited	(14,316)	16.57	(448)		5.79
Expired	—	—	(6,200)		3.91
Outstanding at December 31, 2011	782,112	16.07	902,287		7.25
Granted (1)	529,446	12.90	—		—
Exercised	—	—	(343,734)		6.28
Vested	(345,945)	15.77	—		—
Forfeited	(29,980)	14.85	—		—
Expired	—	—	(599)		5.79
Outstanding at December 31, 2012	935,633	$14.42	557,954	(2)	$7.84
  ____________

(1)	The fair value of restricted stock unit grants is determined based on the closing market price of Orbital's common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures.
(2)	The weighted average remaining contractual term is 0.72 years.

	Options Outstanding (1)
		Weighted Average	Weighted
Range of	Number	Remaining Contractual	Average
Exercise Prices	Outstanding	Term (Years)	Exercise Price
$5.65-$9.71	452,954	0.40	$6.82
10.93-12.98	105,000	2.10	12.26
$5.65-$12.98	557,954	0.72	$7.84

(1)	All outstanding options were exercisable as of December 31, 2012.

	Years Ended December 31,
(in millions)	2012	2011	2010
Stock-based compensation expense recognized	$6.4	$6.2	$7.0
Income tax benefit related to stock-based compensation expense	2.5	2.0	2.3
Intrinsic value of options exercised, computed as the market price
on the exercise date less the price paid to exercise the options	2.6	3.8	8.1
Cash received from exercise of options	2.1	1.4	10.6
Grant date fair value of vested restricted stock units	5.5	6.1	7.0
Tax benefit recorded as an increase to additional
paid-in capital related to stock-based compensation transactions	0.2	1.2	1.1

As of
(in millions)	December 31, 2012
Shares of common stock available for grant under the company's stock-based incentive plans	2.9
Aggregate intrinsic value of restricted stock units that are expected to vest	$12.9
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 1.96 years	10.4
Aggregate intrinsic value of stock options outstanding, all fully vested	3.3

11.  Employee Benefit Plans

The company has a defined contribution plan (the "Plan") generally covering all full-time employees.  Company contributions to the Plan are made based on plan provisions and at the discretion of the Board of Directors.  The company made contributions of $19.9 million, $18.6 million and $17.5 million during 2012, 2011 and 2010, respectively.

The company also has two overfunded defined benefit plans that were frozen upon acquisition in a 1994 business combination.  As of December 31, 2012 and 2011, the company had recorded a $2.7 million and $2.1 million asset, respectively, in other non-current assets related to the pension plans.  The plans are not significant to the accompanying consolidated financial statements taken as a whole; accordingly, additional related disclosures are omitted from these notes to the consolidated financial statements.

The company has a deferred compensation plan for senior managers and executive officers.  At December 31, 2012 and 2011, liabilities related to this plan totaling $11.7 million and $10.3 million, respectively, were included in accrued expenses.

12.  Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two years (in thousands, except per share data):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2012
Revenues	$338,030	$371,268	$372,882	$354,589
Income from operations	23,846	26,092	31,313	31,320
Net income	12,993	14,614	19,452	13,947	(1)
Basic income per share	0.22	0.25	0.33	0.29
Diluted income per share	0.22	0.25	0.33	0.29

2011
Revenues	$317,703	$350,599	$342,170	$335,451
Income from operations	10,116	22,807	24,668	22,203
Net income	12,335	21,217	16,473	17,369
Basic income per share	0.21	0.36	0.28	0.29
Diluted income per share	0.21	0.36	0.28	0.29
______________________
(1)	In December 2012 the company recorded a $10.3 million pretax debt extinguishment charge ($6.3 million after tax) related to the repayment of convertible notes in connection with the financing transaction described in Note 6.

ORBITAL SCIENCES CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands)

		Additions
			Charged/
	Balance at	Charged to	Credited to		Balance
	Start of	Costs and	Other		at End of
Description	Period	Expenses	Accounts	Deductions	Period
YEAR ENDED DECEMBER 31, 2010
Deferred income tax valuation allowance	$12,654	$350	$96	$(307)	$12,793
YEAR ENDED DECEMBER 31, 2011
Deferred income tax valuation allowance	12,793	75	38	(3,513)	9,393
YEAR ENDED DECEMBER 31, 2012
Deferred income tax valuation allowance	9,393	2	(210)	(641)	8,544

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

Management's Report on Internal Control Over Financial Reporting

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

Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of the company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is included under the captions "Executive Officers of the Registrant" in Part I above and under the captions "Proposal 1 - Election of Directors - Directors to be Elected at the 2013 Annual Meeting, - Directors Whose Terms Expire in 2014, - Directors Whose Terms Expire in 2015," "Corporate Governance - Code of Business Conduct and Ethics," "Information Concerning the Board of Directors and Its Committees - Board Committees" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 8, 2013 and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is included under the captions "Executive Compensation - Compensation Discussion and Analysis, - Human Resources and Compensation Committee Report, - Summary Compensation Table, - Grants of Plan-Based Awards, - Outstanding Equity Awards at Fiscal Year-End, - Option Exercises and Stock Vested, - Pension Benefits, - Nonqualified Deferred Compensation, - Potential Payments Upon Termination or Change in Control," "Compensation Committee Interlocks and Insider Participation" and "Information Concerning the Board of Directors and Its Committees - Director Compensation" in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 8, 2013 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included under the captions "Ownership of Common Stock" in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 8, 2013 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the caption "Information Concerning the Board of Directors and Its Committees - Related Person Transactions Policy, - Director Independence" in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 8, 2013 and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is included under the caption "Other Matters - Fees of Independent Registered Public Accounting Firm, - Pre-Approval of Audit and Non-Audit Services" in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 8, 2013 and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report:

	1.	Financial Statements.
The following financial statements, together with the report of independent registered public accounting firm, are filed as a part of this report:

		A.	Report of Independent Registered Public Accounting Firm
		B.	Consolidated Statements of Comprehensive Income
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

Dated: February 22, 2013	ORBITAL SCIENCES CORPORATION
	By:	/s/ David W. Thompson
David W. Thompson Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 22, 2013
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

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the company's Current Report on Form 8-K filed on October 31, 2011).
3.3
Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4
Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1
Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

4.2
Indenture dated as of December 13, 2006, by and between Orbital Sciences Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the company's Current Report on Form 8-K filed on December 13, 2006).

4.3	Form of 2.4375% Convertible Senior Subordinated Note due 2027 (incorporated by reference to Exhibit 4.2 to the company's Current Report on Form 8-K filed on December 13, 2006).
10.1
Credit Agreement, dated as of June 7, 2011, by and among Orbital Sciences Corporation, as Borrower, the subsidiaries of the Borrower party thereto as Guarantors (the "Guarantors"), the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Securities LLC, Citigroup Global

Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookrunners, Citibank, N.A. and Bank of America, N.A. as Co-Syndication Agents and PNC Bank, N.A. and Sovereign Bank as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on June 10, 2011).

10.2	First Amendment to Credit Agreement, dated as of October 31, 2012, by and among Orbital Sciences Corporation, the Guarantors, and the lenders and agents party thereto (filed herewith).
10.3
Second Amendment to Credit Agreement, dated as of December 12, 2012, among Orbital Sciences Corporation, the Guarantors, and the lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on December 13, 2012).

10.4
Security and Pledge Agreement, dated as of June 7, 2011, between Orbital Sciences Corporation, the other obligors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on June 10, 2011).

10.5
Lease Agreement dated as of September 29, 1989, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2 to the company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990).

10.6
First Amendment to Lease Agreement dated as of December 27, 1990, by and among Corporate Property Associates 8, L.P., Corporate Property Associates 9, L.P. and Space Data Corporation (incorporated by reference to Exhibit 10.2.1 to the company's Annual Report on Form 10-K for the year ended December 31, 1991).

10.7
Fourth Amendment to Lease Agreement dated as of November 5, 2008, by and between Corporate Property Associates 9, L.P. and Orbital Sciences Corporation (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on November 12, 2008).

10.8
Orbital Sciences Corporation 1997 Stock Option and Incentive Plan, amended as of November 1, 2007 (incorporated by reference to Exhibit 10.8 to the company's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.9	Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on May 1, 2002).*
10.10
Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.13 to the company's Annual Report on Form10-K for the year ended December 31, 2006).*

10.11
Executive Relocation Agreement dated as of August 7, 2003, by and between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*

10.12
First Amendment to Executive Relocation Agreement dated as of April 28, 2005, by and between Orbital Sciences Corporation and Ronald J. Grabe, Executive Vice President and General Manager, Launch Systems Group (incorporated by reference to Exhibit 10.4 to the company's Current Report on Form 8-K filed on May 2, 2005).*

10.13
Amended and Restated Executive Severance Agreement dated as of November 30, 2007, by and between Orbital Sciences Corporation and Garrett E. Pierce (incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on December 4, 2007).*

10.14	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10.15	Form of Amended and Restated Executive Change in Control Severance Agreement (filed herewith).*
10.16
Contract No. NNJ09GA02B for ISS Commercial Resupply Services dated December 23, 2008, by and between Orbital Sciences Corporation and the National Aeronautics and Space Administration (incorporated by reference to Exhibit 10.24 to the company's Annual Report on Form 10-K for the year ended December 31, 2008).**

10.17
Task Order No.1 for Contract NNJ09GA02B for ISS Commercial Resupply Services dated December 23, 2008, by and between  Orbital Sciences Corporation and the National Aeronautics and Space Administration (incorporated by reference to Exhibit 10.25 to the company's Annual Report on Form 10-K for the year ended December 31, 2008).**

10.18
Form of Executive Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.23 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

10.19
Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

10.20
Form of Non-Employee Director Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.20 to the company's Annual Report on Form 10-K filed on February 29, 2012).*

10.21	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on May 2, 2005).*
10.22	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (version 2) (incorporated by reference to Exhibit 10.20 to the company's Annual Report on Form 10-K filed on February 29, 2012).*
10.23	Form of Stock Unit Agreement under the Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on May 1, 2012).*
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).
32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).
32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.LAB†	XBRL Taxonomy Extension Labels Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase

__________

*    Management Contract or Compensatory Plan or Arrangement.
**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.