Form 10-Q
period 2013-03-31
ORBITAL SCIENCES CORP /DE/
filed 2013-04-25
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐  No ☑

As of April 23, 2013, 59,989,444 shares of the registrant's Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

Item 5.	Other Information	25

Item 6.	Exhibits	25

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$199,384	$232,324
Receivables	577,895	499,222
Inventories	60,268	61,251
Deferred income taxes, net	35,240	38,216
Other current assets	18,657	17,810
Total current assets	891,444	848,823
Investments	9,500	9,200
Property, plant and equipment, net	249,673	251,360
Goodwill	71,260	75,261
Other non-current assets	26,511	26,810
Total assets	$1,248,388	$1,211,454

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$291,521	$257,113
Deferred revenues and customer advances	36,336	62,098
Current portion of long-term obligations	8,236	7,500
Total current liabilities	336,093	326,711
Long-term obligations	140,625	143,236
Deferred income tax, net	15,615	10,879
Other non-current liabilities	16,732	17,082
Total liabilities	509,065	497,908
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 59,965,814 and
59,616,736 shares outstanding, respectively	600	596
Additional paid-in capital	580,153	575,300
Accumulated other comprehensive loss	(1,463)	(2,781)
Retained earnings	160,033	140,431
Total stockholders' equity	739,323	713,546
Total liabilities and stockholders' equity	$1,248,388	$1,211,454

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Quarters Ended March 31,
	2013	2012
Revenues	$334,813	$338,030
Cost of revenues	246,386	258,964
Research and development expenses	32,133	27,878
Selling, general and administrative expenses	25,187	27,342
Income from operations	31,107	23,846
Interest income and other	566	188
Interest expense	(1,110)	(3,077)
Income before income taxes	30,563	20,957
Income tax provision	(10,961)	(7,964)
Net income	$19,602	$12,993

Basic income per share	$0.33	$0.22
Diluted income per share	$0.33	$0.22

Net Income (from above)	$19,602	$12,993
Other comprehensive income
Defined benefit plans, net of tax of $164 and $316, respectively	262	512
Unrealized gain on investments	300	300
Net gain on foreign exchange derivative instruments,
net of tax of $474 and $0, respectively	756	—
Total other comprehensive income	1,318	812
Comprehensive income	$20,920	$13,805

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Quarters Ended March 31,
	2013	2012
Operating Activities:
Net income	$19,602	$12,993
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	9,824	9,019
Deferred income taxes	7,073	7,171
Stock-based compensation and other	1,270	2,907
Changes in assets and liabilities	(63,584)	(53,015)
Net cash used in operating activities	(25,815)	(20,925)

Investing Activities:
Capital expenditures	(8,397)	(11,794)
Net cash used in investing activities	(8,397)	(11,794)

Financing Activities:
Principal payments on long-term obligations	(1,875)	—
Net proceeds from issuances of common stock	2,201	406
Tax benefit of stock-based compensation	946	49
Net cash provided by financing activities	1,272	455

Net decrease in cash and cash equivalents	(32,940)	(32,264)
Cash and cash equivalents, beginning of period	232,324	259,219
Cash and cash equivalents, end of period	$199,384	$226,955

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

(1)  Basis of Presentation

Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission.  The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results expected for the full year.

(2)  Segment Information

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):
	Quarters Ended March 31,
	2013	2012
Launch Vehicles:
Revenues	$134,292	$126,122
Operating income	12,033	8,916
Identifiable assets	208,787	206,194	(2)
Capital expenditures	1,697	7,251
Depreciation and amortization	4,259	3,733
Satellites and Space Systems:
Revenues	$100,783	$111,283
Operating income	10,838	7,376
Identifiable assets	271,654	278,008	(2)
Capital expenditures	5,036	2,286
Depreciation and amortization	2,158	1,964
Advanced Space Programs:
Revenues	$113,259	$114,963
Operating income	8,236	7,554
Identifiable assets	463,638	390,059	(2)
Capital expenditures	1,451	1,974
Depreciation and amortization	1,856	1,763
Corporate and Other:
Revenues(1)	$(13,521)	$(14,338)
Operating income	—	—
Identifiable assets	304,309	337,193	(2)
Capital expenditures	213	283
Depreciation and amortization	1,551	1,559
Consolidated:
Revenues	$334,813	$338,030
Operating income	31,107	23,846
Identifiable assets	1,248,388	1,211,454	(2)
Capital expenditures	8,397	11,794
Depreciation and amortization	9,824	9,019

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):

	Quarters Ended March 31,
	2013	2012
Launch Vehicles	$11.7	$12.5
Satellites and Space Systems	1.4	1.7
Advanced Space Programs	0.4	0.1
Total intersegment revenues	$13.5	$14.3
 (2)        As of December 31, 2012.

(3)  Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Quarters Ended March 31,
Numerator	2013	2012
Net income	$19,602	$12,993
Percentage allocated to shareholders (1)	99.7%	99.4%
Numerator for basic and diluted earnings per share	$19,543	$12,915

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	59,776	58,941
Dilutive effect of stock options and restricted stock units	285	334
Denominator for diluted earnings per share	60,061	59,275

Per share income
Basic	$0.33	$0.22
Diluted	0.33	0.22
_________________________

(1) Basic weighted-average shares outstanding	59,776	58,941
Basic weighted-average shares outstanding and
unvested restricted share units expected to vest	59,930	59,286
Percentage allocated to shareholders	99.7%	99.4%

The calculation of earnings per share shown above excludes the income attributable to the company's unvested restricted stock units that include rights to receive non-forfeitable dividends from the numerator and excludes the impact of those units from the denominator.  Diluted weighted-average shares for all periods also exclude the effect of the company's convertible notes that were anti-dilutive.

(4)  Cash Equivalents

At March 31, 2013 and December 31, 2012, the company had invested approximately $170 million and $215 million, respectively, in cash equivalents in the form of money market funds with three financial institutions.  The company considers these money market funds to be Level 1 financial instruments.

(5)  Receivables

The components of receivables were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Billed	$49,371	$59,496
Unbilled	528,524	439,726
Total	$577,895	$499,222

Under the terms of the company's Commercial Resupply Services ("CRS") contract with the National Aeronautics and Space Administration ("NASA"), approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  Unbilled receivables at March 31, 2013 and December 31, 2012 included $349 million and $277 million, respectively, pertaining to the CRS contract.  Since the inception of the CRS contract through March 31, 2013, a total of approximately $1.0 billion of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

As of March 31, 2013 and December 31, 2012, unbilled receivables also included $10.3 million and $8.7 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of March 31, 2013, the company could be required to refund up to $21.5 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies under which the company believes it would recover satellite incentive fees that are not earned and performance refund obligations.

(6)  Inventories

As of March 31, 2013 and December 31, 2012, substantially all of the company's inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(7)  Investments

As of March 31, 2013 and December 31, 2012, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company's balance sheet.  Contractual maturities for the debt securities are 12 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	March 31, 2013			December 31, 2012
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$(250)	$6,900	$7,150	$(250)	$6,900
Equity(1)	2,000	600	2,600	2,000	300	2,300
Total	$9,150	$350	$9,500	$9,150	$50	$9,200

(1)  As of March 31, 2013 and December 31, 2012, cost and fair value of the two preferred stock investments were $0.

The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended
	March 31,
	2013	2012
Debt Securities
Fair value at beginning of period	$6,900	$6,100
Change in net unrealized gain (loss)	—	—
Fair value at end of period	$6,900	$6,100

Equity Securities
Fair value at beginning of period	$2,300	$2,400
Change in net unrealized gain (loss)	300	300
Fair value at end of period	$2,600	$2,700

Total
Fair value at beginning of period	$9,200	$8,500
Change in net unrealized gain (loss)	300	300
Fair value at end of period	$9,500	$8,800

     There was no sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

The fair value of these securities are based on discounted cash flow analysis which consider the following Level 3 observable and unobservable inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) the expected time horizon until each security will be sold.  The discount rates used in the present value calculations are based on yields on U.S. Treasury securities with similar time horizons (0.8%-1.9% as of March 31, 2013) plus interest rate risk premiums (4%-16% as of March 31, 2013) that are intended to compensate for general market risk and the risk specific to each security.  The risk premiums are based upon current credit default swap pricing market data for similar or related securities or credit spreads for corporate bonds with similar credit ratings and similar maturities.  The time horizons used in the present value calculations have a range of 3-8 years as of March 31, 2013.

(8)  Fair Value of Derivative Financial Instruments

As of March 31, 2013 and December 31, 2012, the fair value of the company's euro/U.S. dollar forward contracts used to hedge a euro-denominated customer contract was an asset of $0.5 million and a liability of $1.2 million, respectively.  The company considers these to be Level 2 financial instruments.

(9)  Debt Obligations

Term Loan and Credit Facility

The recorded value and fair value of the company's senior secured term loan (the "Term Loan") under its revolving secured credit facility (the "Credit Facility") was $148.1 million and $150.0 million as of March 31, 2013 and December 31, 2012, respectively.  The company considers this fair value measure to be a Level 2 measure.

The Term Loan matures in December 2017, is secured on the same basis as the Credit Facility and bears interest, at the company's option, at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum or a base rate plus 0.75% per annum.  The company is required to make quarterly principal payments of approximately $1.9 million.  The remaining principal amount of $114.4 million will be due at maturity.  The Term Loan is otherwise subject to terms and conditions substantially similar to those in the Credit Facility regarding guarantees, covenants and events of default.

The Credit Facility provides capacity for up to $300 million of revolving loans and permits the company to utilize up to $125 million of such capacity for the issuance of standby letters of credit.  The Credit Facility matures in December 2017.  The company's obligations under the Credit Facility are secured by substantially all of the company's assets except for real property.  The company has the option to increase the amount of the Credit Facility by up to $150 million, subject to obtaining additional loan commitments and the satisfaction of other specified conditions.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to the company's total leverage ratio, or, at the election of the company, at a base rate plus 0.75% to 1.50%.  Letters of credit issued under the Credit Facility accrue fees at a rate equal to the applicable margin for LIBOR loans.  In addition, the company is required to pay a quarterly commitment fee for the unused portion of the Credit Facility, if any, at a rate ranging from 0.30% to 0.50%.

As of March 31, 2013, there were no borrowings under the Credit Facility, although $15.4 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of March 31, 2013, approximately $268 million of the Credit Facility was available for borrowings.

Debt Covenants

Orbital's Credit Facility contains covenants limiting its ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of March 31, 2013, the company was in compliance with all of these covenants.

(10)  Stock-Based Compensation

The following tables summarize information related to the company's stock-based compensation:

	Restricted Stock Units		Stock Options
		Weighted Average			Weighted Average
	Number of	Measurement	Number of		Exercise
	Units	Date Fair Value	Options		Price
Outstanding at December 31, 2012	935,633	$14.42	557,954		$7.84
Granted (1)	28,206	14.36	—		—
Exercised	—	—	(285,173)		6.54
Vested	(38,224)	14.69	—		—
Forfeited	(9,789)	14.60	—		—
Expired	—	—	—		—
Outstanding at March 31, 2013	915,826	$14.41	272,781	(2)	$9.21

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital's common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 0.88 years.

	Quarters Ended March 31,
(in millions)	2013	2012
Stock-based compensation expense	$1.8	$1.5
Income tax benefit related to stock-based compensation expense	0.6	0.5
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	2.4	0.1
Cash received from exercise of options	1.9	0.1
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	0.9	—

As of
(in millions)	March 31, 2013
Shares of common stock available for grant under stock-based incentive plans	2.9
Aggregate intrinsic value of restricted stock units that are expected to vest	$15.3
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 1.76 years	9.1
Aggregate intrinsic value of stock options outstanding, all fully vested	2.0

(11)  Research and Development

In 2008, the company entered into an agreement with NASA to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services ("COTS"), for delivering cargo and supplies to the International Space Station.  Under the agreement, as amended, NASA has agreed to pay the company $288 million in cash milestone payments, partially funding Orbital's project costs which are currently estimated to be approximately $526 million.  The company expects to complete this project in 2013.

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

	First Quarter		Inception
	2013	2012	To Date
Research and development costs incurred (1)	$17.9	$21.2	$498.4
Less amounts funded by NASA	(2.5)	(11.0)	(284.7)	(2)
Net research and development expenses	$15.4	$10.2	$213.7
__________________________________________
(1) Includes associated general and administrative expenses.
(2) Through March 31, 2013, the company has received $277 million in cash from NASA and as of March 31, 2013, the company recorded an approximately $8 million receivable due from NASA.

The company is engaged in a major product development program of a medium-capacity rocket named Antares.  Approximately $7.9 million and $11.6 million of the company's research and development expenses in the first quarter of 2013 and 2012, respectively, were attributable to the Antares program.  Since the inception of the Antares program through March 31, 2013, the company has incurred $242.7 million of such costs.

(12)  Income Taxes

The company's effective tax rates were 35.9% and 38.0% for the quarters ended March 31, 2013 and 2012, respectively.  The tax rate in the first quarter of 2013 included a favorable income tax adjustment of $0.5 million pertaining to federal research and development tax credits.

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

Research and Development Expenses

The company believes that a majority of the company's research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company's revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company's Antares development program (see Note 11) are allowable, although the U.S. Government has not yet made a final determination with respect to certain of these costs.  Since the inception of the Antares program through March 31, 2013, the company has incurred approximately $170 million of such costs.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

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

Other

In April 2013, the company resolved a dispute related to its April 2010 acquisition of the spacecraft development manufacturing business of General Dynamics Advanced Information Systems, a subsidiary of General Dynamics Corporation.  The resolution of this matter did not have a material impact on the company's financial statements.

(14)  New Accounting Pronouncement

On January 1, 2013, authoritative accounting guidance became effective for the company pertaining to the disclosure of amounts that are reclassified out of other comprehensive income and into net income.  During the first quarter of 2013, such reclassifications in the company's financial statements were not material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained in this Item 2 and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, and forecasts of future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include the words "anticipate," "forecast," "expect," "believe," "should," "will," "intend," "plan" and words of similar substance.  Such forward-looking statements are subject to risks, trends and uncertainties that could cause the actual results or performance of the company to be materially different from the forward-looking statement.  Uncertainty surrounding factors such as continued government support and funding for key space and defense programs, including impacts of sequestration under the Budget Control Act of 2011, new product development programs, the availability of key product components, product performance and market acceptance of products and technologies, achievement of contractual milestones, government contract procurement and termination risks, and income tax rates may materially impact Orbital's actual financial and operational results.  Other risks, uncertainties and factors are discussed under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.  We are under no obligation to, and expressly disclaim any obligation or undertaking to update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.

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

The following discussion should be read along with our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Consolidated Results of Operations for the Quarters Ended March 31, 2013 and 2012

Revenues - Our consolidated revenues were $334.8 million in the first quarter of 2013, a decrease of $3.2 million, or 1%, compared to the first quarter of 2012 due to lower revenues in our satellites and space systems and advanced space programs segments, partially offset by an increase in revenues in our launch vehicles segment.  Satellites and space systems segment revenues decreased $10.5 million, or 9%, due to decreased activity on communications satellite contracts, partially offset by increased activity on science and remote sensing satellites.  Advanced space programs segment revenues decreased $1.7 million, or 1%, due to decreased activity on national security satellite contracts, partially offset by increased activity on the International Space Station Commercial Resupply Services ("CRS") contract with the National Aeronautics and Space Administration ("NASA").  Launch vehicles segment revenues increased $8.2 million, or 6%, primarily due to increased activity on target launch vehicles and missile defense interceptors.

Eliminations of intersegment revenues were $13.5 million in the first quarter of 2013 compared to $14.3 million in the first quarter of 2012.  Intersegment revenues included $10.4 million and $11.8 million in the first quarter of 2013 and 2012, respectively, pertaining to Antares launch vehicle production work that is reported in our launch vehicles segment which is part of the Commercial Orbital Transportation Services ("COTS") research and development program with NASA that is reported in our advanced space programs segment.

The CRS contract accounted for 22% of our consolidated revenues in the first quarter of 2013 and 2012.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $75.2 million in the first quarter of 2013, an increase of $0.8 million, or 1%, compared to the first quarter of 2012.  Since the commencement of the CRS contract through March 31, 2013, a total of approximately $1.0 billion of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

Cost of Revenues - Our cost of revenues was $246.4 million in the first quarter of 2013, a decrease of $12.6 million, or 5%, compared to the first quarter of 2012.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  The decrease in our cost of revenues was primarily attributable to the decrease in contract activity in the satellites and space systems and advanced space programs segments, partially offset by an increase in activity in the launch vehicles segment.  Cost of revenues decreased $17.8 million in the satellites and space systems segment and $5.2 million in the advanced space programs segment and increased $9.6 million in the launch vehicles segment.  Eliminations of intersegment cost of revenues decreased $0.8 million due to the decrease in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $32.1 million, or 10% of revenues, in the first quarter of 2013, a $4.2 million increase compared to $27.9 million, or 8% of revenues, in the first quarter of 2012.  The increase in research and development expenses was attributable to higher COTS program costs and product enhancements in the satellites and space systems segment, partially offset by decreased costs on the Antares launch vehicle development program.

The COTS program is accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS program research and development expenses, including associated general and administrative expenses.  Under the COTS agreement, as amended, NASA has agreed to pay us $288 million in cash milestone payments, partially funding our program costs which are currently estimated to be approximately $526 million.  We expect to complete this program in 2013.  The following table summarizes the COTS program costs incurred and amounts funded by NASA that are recorded in research and development expenses (in millions):

	First Quarter		Inception
	2013	2012	To Date
Research and development costs incurred (1)	$17.9	$21.2	$498.4
Less amounts funded by NASA	(2.5)	(11.0)	(284.7)	(2)
Net research and development expenses	$15.4	$10.2	$213.7
__________________________________________
(1)  Includes associated general and administrative expenses.
(2) Through March 31, 2013, we have received $277 million in cash from NASA and as of March 31, 2013, we recorded an approximately $8 million receivable due from NASA.

Research and development expenses attributable to our Antares launch vehicle development program were $7.9 million and $11.6 million in the first quarter of 2013 and 2012, respectively.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Antares development program are allowable, although the U.S. Government has not yet made a final determination with respect to certain of these costs.  Since the inception of the Antares program through March 31, 2013, we have incurred approximately $170 million of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $25.2 million and $27.3 million, or 8% of revenues, in the first quarter of 2013 and 2012, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses decreased $2.1 million, or 8%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to lower bid, proposal and marketing costs.

Operating Income - Our consolidated operating income was $31.1 million in the first quarter of 2013, an increase of $7.3 million, or 30%, compared to the first quarter of 2012 due to increased operating income in all three business segments.  Satellites and space systems segment operating income increased $3.5 million principally due to favorable profit adjustments resulting from the recent successful deployment of two satellites in addition to the favorable resolution of a customer claim.  Launch vehicles segment operating income increased $3.1 million primarily due to increased activity on target launch vehicles and improved profit margins on target launch vehicle and space launch vehicle contracts.  Advanced space programs segment operating income increased $0.7 million primarily due to a favorable contract closeout adjustment, partially offset by decreased activity and lower profit margins on national security satellite contracts.

Total operating income from the CRS contract was $3.9 million and $3.4 million in the first quarter of 2013 and 2012, respectively.  Since the commencement of the CRS contract through March 31, 2013, a total of $52.0 million of operating income has been recognized on the contract.

Interest Income and Other - Interest income and other was $0.6 million and $0.2 million in the first quarter of 2013 and 2012, respectively.

Interest Expense - Interest expense was $1.1 million and $3.1 million in the first quarter of 2013 and 2012, respectively.  The reduction in interest expense in 2013 was attributable to our debt refinancing transaction that was completed in December 2012.

Income Tax Provision - Our income tax provision was $11.0 million and $8.0 million in the first quarter of 2013 and 2012, respectively.  Our effective tax rate for the first quarter of 2013 and 2012 was 35.9% and 38.0%, respectively.  The reduction in our effective tax rate was largely due to a favorable income tax adjustment of $0.5 million in the first quarter of 2013 pertaining to federal research and development tax credits.

Net Income - Net income was $19.6 million and $13.0 million, or $0.33 and $0.22 diluted earnings per share, in the first quarter of 2013 and 2012, respectively.

Segment Results for the Quarters Ended March 31, 2013 and 2012

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

Launch Vehicles

Launch vehicles segment operating results were as follows:

	First Quarter
($ in thousands)	2013	2012	% Change
Revenues	$134,292	$126,122	6%
Operating income	12,033	8,916	35%
Operating margin	9.0%	7.1%

Segment Revenues - Launch vehicles segment revenues increased $8.2 million, or 6%, in the first quarter of 2013 compared to the first quarter of 2012 due to increased activity on target launch vehicles and missile defense interceptors, partially offset by decreased activity on space launch vehicles.  Target launch vehicle revenues increased $5.3 million, or 10%, largely due to increased activity on our Intermediate-Range Ballistic Missile ("IRBM") target vehicle contract awarded in 2011.  Missile defense interceptor revenues increased $4.7 million, or 27%, due to increased activity on our Ground-based Midcourse Defense ("GMD") contract.  Space launch vehicle revenues decreased $2.3 million, or 4%, principally due to decreased production activity on Antares launch vehicles for the CRS contract and COTS program and lower Pegasus revenues, partially offset by increased activity on Minotaur space launch vehicles.  Antares launch vehicle revenues were $41.8 million and $46.7 million in the first quarter of 2013 and 2012, respectively, which included $31.4 million and $34.9 million, respectively, related to the CRS contract and $10.4 million and $11.8 million, respectively, related to the COTS program.  Antares launch vehicle revenues accounted for 31% and 37% of total launch vehicles segment revenues in the first quarter of 2013 and 2012, respectively.

Segment Operating Income - Operating income in the launch vehicles segment increased $3.1 million, or 35%, in the first quarter of 2013 compared to the first quarter of 2012 due to higher operating income from all three launch vehicle product lines.  Operating income from target launch vehicles increased $1.9 million, or 39%, primarily due to increased activity and improved profit margin on our IRBM contract.  Operating income from space launch vehicles increased $0.9 million, or 50%, primarily due to the absence of an unfavorable adjustment on a completed Pegasus contract that we recorded in the first quarter of 2012.  Operating income from missile defense interceptors increased $0.3 million, or 14%.

Launch vehicles segment operating margins (as a percentage of revenues) were 9.0% in the first quarter of 2013, compared to 7.1% in the first quarter of 2012.  The improvement in operating margin was principally due to the same factors that drove higher profit margins on target launch vehicle and space launch vehicle contracts discussed above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows:

	First Quarter
($ in thousands)	2013	2012	% Change
Revenues	$100,783	$111,283	(9%)
Operating income	10,838	7,376	47%
Operating margin	10.8%	6.6%

Segment Revenues - Satellites and space systems segment revenues decreased $10.5 million, or 9%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to decreased activity on communications satellite contracts, partially offset by increased activity on science and remote sensing satellite contracts.  Communications satellite revenues decreased $16.1 million, or 26%, principally due to the completion of several satellites since the first quarter of 2012.   Communications satellite revenues accounted for 46% and 56% of total segment revenues in the first quarter of 2013 and 2012, respectively.  Science and remote sensing satellite revenues increased $5.3 million, or 25%, primarily due to increased activity on a contract that was awarded in 2011.  Space technical services revenues increased $0.6 million, or 2%.

Segment Operating Income - Operating income in the satellites and space systems segment increased $3.5 million, or 47%, in the first quarter of 2013 compared to the first quarter of 2012, despite the reduction in segment revenues, primarily due to higher operating income from communications satellite contracts.  Communications satellite operating income increased $3.6 million, or 109%, primarily due to a favorable adjustment resulting from the recent successful deployment of a satellite in addition to the favorable resolution of a customer claim, partially offset by the absence of a favorable adjustment that was recorded in the first quarter of 2012 pertaining to a satellite that was nearing completion at that time.  Communications satellite operating income accounted for 64% and 45% of total segment operating income in the first quarter of 2013 and 2012, respectively.  Science and remote sensing satellite operating income decreased $0.1 million in the first quarter of 2013, despite the increase in revenues, primarily due to three factors:  (i) a favorable adjustment in the first quarter of 2013 resulting from the recent successful deployment of a satellite, offset by (ii) an unfavorable adjustment in the first quarter of 2013 on a contract in progress and (iii) a favorable adjustment that was recorded in the first quarter of 2012 pertaining to a completed satellite.  Space technical services operating income was unchanged compared to the first quarter of 2012.

Satellites and space systems segment operating margins (as a percentage of revenues) increased to 10.8% in the first quarter of 2013 from 6.6% in the first quarter of 2012 primarily due to higher communications satellite operating margin, partially offset by a reduction in the science and remote sensing operating margin.

Advanced Space Programs

Advanced space programs segment operating results were as follows:

	First Quarter
($ in thousands)	2013	2012	% Change
Revenues	$113,259	$114,963	(1%)
Operating income	8,236	7,554	9%
Operating margin	7.3%	6.6%

Segment Revenues - Advanced space programs segment revenues decreased $1.7 million, or 1%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to decreased activity on national security satellite contracts, partially offset by increased activity on the CRS contract.  Revenues from national security satellite contracts decreased $7.9 million, or 11%, while revenues from the CRS contract increased $4.4 million, or 11%.  The CRS contract accounted for 39% and 34% of total segment revenues in the first quarter of 2013 and 2012, respectively.

Segment Operating Income - Operating income in the advanced space programs segment increased $0.7 million, or 9%, in the first quarter of 2013 compared to the first quarter of 2012, despite the decrease in revenues, principally due to a favorable contract closeout adjustment, partially offset by decreased activity and a lower profit margin on national security satellite contracts.  Advanced space programs segment operating margins (as a percentage of revenues) increased to 7.3% in the first quarter of 2013 from 6.6% in the first quarter of 2012 principally due to these same factors.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $13.5 million and $14.3 million in the first quarter of 2013 and 2012, respectively.  The intersegment revenue eliminations were primarily comprised of $10.4 million and $11.8 million in the first quarter of 2013 and 2012, respectively, of Antares revenues recorded in the launch vehicles segment in connection with the COTS program that is being reported as a research and development program in our advanced space programs segment.

Backlog

Our firm backlog was approximately $2.0 billion and $2.2 billion at March 31, 2013 and December 31, 2012, respectively.  While there can be no assurance, we expect to convert approximately $725 million of the March 31, 2013 firm backlog into revenue during the remainder of 2013.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $4.9 billion at March 31, 2013 and $5.0 billion at December 31, 2012.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash used in operating activities in the first quarter of 2013 was $25.8 million, compared to cash used in operating activities of $20.9 million in the first quarter of 2012.  The decrease in operating cash flow resulted primarily from the net effect of changes in working capital and certain other assets and liabilities.  During the first quarter of 2013, changes in working capital and other assets and liabilities used $63.6 million of cash, compared to $53.0 million of cash used in the first quarter of 2012.  Changes in working capital in the first quarter of 2013 included an increase in receivables of $78.7 million principally due to increased unbilled receivables pertaining to the CRS contract.  Under the terms of the CRS contract, approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  The first CRS mission is scheduled to be completed in late 2013.  Changes in working capital in the first quarter of 2013 also included a decrease in deferred revenues and customer advances of $25.8 million, offset by an increase in accounts payable and accrued expenses of $34.4 million.

Cash Flow from Investing Activities

Cash used in investing activities was $8.4 million and $11.8 million in the first quarter of 2013 and 2012, respectively, all pertaining to capital expenditures.  The reduction in capital expenditures in the first quarter of 2013 was largely due to decreased spending for equipment to support our Antares program.

Cash Flow from Financing Activities

Cash provided by financing activities was $1.3 million and $0.5 million in the first quarter of 2013 and 2012, respectively.  During the first quarter of 2013 and 2012, we received $2.2 million and $0.4 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock option plan purchases.  We also made $1.9 million of principal payments on our long-term obligations in the first quarter of 2013.

Term Loan and Credit Facility - As of March 31, 2013, we had $148.1 million outstanding in connection with a senior secured term loan (the "Term Loan") under our revolving secured credit facility (the "Credit Facility"), discussed below.

The Term Loan matures in December 2017, is secured on the same basis as the Credit Facility and bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum or a base rate plus 0.75% per annum.  We are required to make quarterly principal payments of approximately $1.9 million.  The remaining principal amount of $114.4 million will be due at maturity.  The Term Loan is otherwise subject to terms and conditions substantially similar to those in the Credit Facility regarding guarantees, covenants and events of default.

The Credit Facility provides capacity for up to $300 million of revolving loans and permits us to utilize up to $125 million of such capacity for the issuance of standby letters of credit.  The Credit Facility matures in December 2017.  Our obligations under the Credit Facility are secured by substantially all of our assets except for real property.  We have the option to increase the amount of the Credit Facility by up to $150 million, subject to obtaining additional loan commitments and the satisfaction of other specified conditions.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to our total leverage ratio, or, at our election, at a base rate plus 0.75% to 1.50%.  Letters of credit issued under the Credit Facility accrue fees at a rate equal to the applicable margin for LIBOR loans.  In addition, we are required to pay a quarterly commitment fee for the unused portion of the Credit Facility, if any, at a rate ranging from 0.30% to 0.50%.

As of March 31, 2013, there were no borrowings under the Credit Facility, although $15.4 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of March 31, 2013, approximately $268 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of March 31, 2013, we were in compliance with all of these covenants.

Available Cash and Future Funding

At March 31, 2013, we had $199.4 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  Significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

As discussed in Note 7 to the accompanying financial statements, we currently hold investments in auction-rate securities and preferred stock.   Given the sufficiency of our available cash and other funding sources as discussed above, we believe that we will not need, nor do we intend, to liquidate these investments in the foreseeable future.  Accordingly, we do not believe that any fluctuations in the fair values of these securities will have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of March 31, 2013, changes in certain foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Investments

As discussed in Note 7 to the accompanying financial statements, we currently hold investments in certain auction-rate and preferred stock securities.  We may be required to record impairment charges if there are reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At March 31, 2013, we had $14.6 million of receivables denominated in euros and $0.5 million of receivables denominated in Japanese yen, and we had euro/U.S. dollar forward contracts with a fair value of $0.5 million, as discussed in Note 8 to the accompanying financial statements.

Interest Rate Risk

We are impacted by changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include our bank term loan as well as our cash and cash equivalents.  We assess our interest rate risks on a regular basis.

As of March 31, 2013, the recorded value and fair value of our bank term loan was $148.1 million.  The term loan has a variable interest rate of LIBOR plus 1.75%, or 1.96% at March 31, 2013.   Generally, the fair market value of our variable interest rate debt will increase or decrease based on general market conditions for bank loans, Orbital's credit rating and the remaining term of the loan.

As of March 31, 2013, a hypothetical 100 basis point change in interest rates in connection with our cash and cash equivalents would result in an annual change of approximately $2 million in interest income.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $12.3 million at March 31, 2013.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

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

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

ORBITAL SCIENCES CORPORATION

DATED: April 25, 2013	By:	/s/ David W. Thompson
David W. Thompson
Chairman of the Board, President and Chief Executive Officer

DATED: April 25, 2013	By:	/s/ Garrett E. Pierce
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