Form 10-Q
period 2013-06-30
ORBITAL SCIENCES CORP /DE/
filed 2013-07-25
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

        As of July 22, 2013, 60,163,630 shares of the registrant's Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$210,691	$232,324
Receivables	560,944	499,222
Inventories	69,224	61,251
Deferred income taxes, net	33,061	38,216
Other current assets	10,817	17,810
Total current assets	884,737	848,823
Investments	9,800	9,200
Property, plant and equipment, net	250,713	251,360
Goodwill	71,260	75,261
Other non-current assets	25,382	26,810
Total assets	$1,241,892	$1,211,454

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$270,201	$257,113
Deferred revenues and customer advances	29,469	62,098
Current portion of long-term obligations	8,236	7,500
Total current liabilities	307,906	326,711
Long-term obligations	138,750	143,236
Deferred income tax, net	19,674	10,879
Other non-current liabilities	16,382	17,082
Total liabilities	482,712	497,908
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	—	—
Common Stock, par value $.01; 200,000,000 shares authorized, 60,163,610 and
59,616,736 shares outstanding, respectively	602	596
Additional paid-in capital	584,040	575,300
Accumulated other comprehensive loss	(1,774)	(2,781)
Retained earnings	176,312	140,431
Total stockholders' equity	759,180	713,546
Total liabilities and stockholders' equity	$1,241,892	$1,211,454

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$333,081	$371,268	$667,894	$709,298
Cost of revenues	259,021	290,086	505,407	549,050
Research and development expenses	23,191	21,930	55,324	49,808
Selling, general and administrative expenses	24,563	33,160	49,750	60,501
Income from operations	26,306	26,092	57,413	49,939
Interest income and other	476	446	1,042	633
Interest expense	(1,184)	(2,970)	(2,294)	(6,047)
Income before income taxes	25,598	23,568	56,161	44,525
Income tax provision	(9,319)	(8,954)	(20,280)	(16,919)
Net income	$16,279	$14,614	$35,881	$27,606

Basic income per share	$0.27	$0.25	$0.60	$0.47
Diluted income per share	$0.27	$0.25	$0.59	$0.46

Net income (from above)	$16,279	$14,614	$35,881	$27,606
Other comprehensive income
Defined benefit plans, net of tax of ($206), ($123),	(329)	(200)	(67)	312
($42) and $193, respectively
Unrealized gain on investments	300	500	600	800
Net gain (loss) on foreign exchange derivative instruments,
net of tax of ($176), $0, $298 and $0, respectively	(282)	—	474	—
Total other comprehensive income	(311)	300	1,007	1,112
Comprehensive income	$15,968	$14,914	$36,888	$28,718

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income	$35,881	$27,606
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	20,258	18,356
Deferred income taxes	13,693	15,408
Stock-based compensation and other	3,173	6,016
Changes in assets and liabilities	(80,453)	(49,428)
Net cash (used in) provided by operating activities	(7,448)	17,958

Investing Activities:
Capital expenditures	(19,833)	(31,740)
Purchase price adjustment	4,000	—
Net cash used in investing activities	(15,833)	(31,740)

Financing Activities:
Principal payments on long-term obligations	(3,750)	—
Net proceeds from issuances of common stock	3,786	846
Tax benefit of stock-based compensation	1,612	68
Net cash provided by financing activities	1,648	914

Net decrease in cash and cash equivalents	(21,633)	(12,868)
Cash and cash equivalents, beginning of period	232,324	259,219
Cash and cash equivalents, end of period	$210,691	$246,351

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
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

Operating results for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year.

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Launch Vehicles:
Revenues	$134,027	$126,340		$268,319	$252,462
Operating income	10,521	8,072		22,554	16,988
Identifiable assets	208,593	206,194	(2)	208,593	206,194	(2)
Capital expenditures	2,976	12,268		4,673	19,519
Depreciation and amortization	4,618	3,898		8,877	7,631
Satellites and Space Systems:
Revenues	$93,828	$130,114		$194,611	$241,397
Operating income	10,637	10,572		21,475	17,949
Identifiable assets	269,546	278,008	(2)	269,546	278,008	(2)
Capital expenditures	5,337	4,603		10,373	6,889
Depreciation and amortization	2,074	2,165		4,232	4,129
Advanced Space Programs:
Revenues	$116,620	$132,947		$229,879	$247,910
Operating income	5,148	9,539		13,384	17,093
Identifiable assets	455,511	390,059	(2)	455,511	390,059	(2)
Capital expenditures	1,311	1,442		2,762	3,416
Depreciation and amortization	2,179	1,690		4,035	3,453
Corporate and Other:
Revenues(1)	$(11,394)	$(18,133)		$(24,915)	$(32,471)
Operating loss	—	(2,091)	(3)	—	(2,091)	(3)
Identifiable assets	308,242	337,193	(2)	308,242	337,193	(2)
Capital expenditures	1,812	1,633		2,025	1,916
Depreciation and amortization	1,563	1,584		3,114	3,143
Consolidated:
Revenues	$333,081	$371,268		$667,894	$709,298
Operating income	26,306	26,092		57,413	49,939
Identifiable assets	1,241,892	1,211,454	(2)	1,241,892	1,211,454	(2)
Capital expenditures	11,436	19,946		19,833	31,740
Depreciation and amortization	10,434	9,337		20,258	18,356

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Launch Vehicles	$10.3	$16.4	$22.0	$29.0
Satellites and Space Systems	0.9	1.4	2.3	3.1
Advanced Space Programs	0.2	0.3	0.6	0.4
Total intersegment revenues	$11.4	$18.1	$24.9	$32.5

(2)	As of December 31, 2012.
(3)	The corporate and other operating loss in 2012 is comprised solely of professional fees and other costs related to a potential acquisition that was not consummated.

(3)  Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
Numerator	2013	2012	2013	2012
Net income	$16,279	$14,614	$35,881	$27,606
Percentage allocated to shareholders (1)	99.8%	99.4%	99.7%	99.4%
Numerator for basic and diluted earnings per share	$16,246	$14,526	$35,773	$27,440

Denominator
Denominator for basic earnings per share -
weighted-average shares outstanding	60,058	58,991	59,918	58,966
Dilutive effect of stock options and restricted stock units	319	290	310	313
Denominator for diluted earnings per share	60,377	59,281	60,228	59,279

Per share income
Basic	$0.27	$0.25	$0.60	$0.47
Diluted	0.27	0.25	0.59	0.46
_________________________

(1) Basic weighted-average shares outstanding	60,058	58,991	59,918	58,966
Basic weighted-average shares outstanding and
unvested restricted share units expected to vest	60,205	59,327	60,069	59,307
Percentage allocated to shareholders	99.8%	99.4%	99.7%	99.4%

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

(4)  Cash Equivalents

       At June 30, 2013 and December 31, 2012, the company had invested approximately $196 million and $215 million, respectively, in cash equivalents in the form of money market funds with three financial institutions.  The company considers these money market funds to be Level 1 financial instruments.

(5)  Receivables

The components of receivables were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Billed	$48,294	$59,496
Unbilled	512,650	439,726
Total	$560,944	$499,222

Under the terms of the company's Commercial Resupply Services ("CRS") contract with the National Aeronautics and Space Administration ("NASA"), approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  Unbilled receivables at June 30, 2013 and December 31, 2012 included $343 million and $277 million, respectively, pertaining to the CRS contract.  Since the commencement of the CRS contract through June 30, 2013, a total of approximately $1.1 billion of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

As of June 30, 2013 and December 31, 2012, unbilled receivables also included $8.3 million and $8.7 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of June 30, 2013, the company could be required to refund up to $19.7 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies under which the company believes it would recover satellite incentive fees that are not earned and performance refund obligations.

(6)  Inventories

As of June 30, 2013 and December 31, 2012, substantially all of the company's inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(7)  Investments

As of June 30, 2013 and December 31, 2012, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company's balance sheet.  Contractual maturities for the debt securities are 12 years or greater and the remaining securities have no fixed maturity.  The amortized cost and fair value of these investments were as follows (in thousands):

	June 30, 2013			December 31, 2012
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$50	$7,200	$7,150	$(250)	$6,900
Equity(1)	2,000	600	2,600	2,000	300	2,300
Total	$9,150	$650	$9,800	$9,150	$50	$9,200

(1)  As of June 30, 2013 and December 31, 2012, cost and fair value of the two preferred stock investments were $0.

The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Debt Securities
Fair value at beginning of period	$6,900	$6,100	$6,900	$6,100
Change in net unrealized gain (loss)	300	600	300	600
Fair value at end of period	$7,200	$6,700	$7,200	$6,700

Equity Securities
Fair value at beginning of period	$2,600	$2,700	$2,300	$2,400
Change in net unrealized gain (loss)	—	(100)	300	200
Fair value at end of period	$2,600	$2,600	$2,600	$2,600

Total
Fair value at beginning of period	$9,500	$8,800	$9,200	$8,500
Change in net unrealized gain (loss)	300	500	600	800
Fair value at end of period	$9,800	$9,300	$9,800	$9,300

        There was no sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

The fair values of these securities are based on a discounted cash flow analysis which consider the following Level 3 observable and unobservable inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) the expected time horizon until each security will be sold.  The discount rates used in the present value calculations are based on yields on U.S. Treasury securities with similar time horizons (1.4% to 2.5% as of June 30, 2013) plus interest rate risk premiums (4% to 12% as of June 30, 2013) that are intended to compensate for general market risk and the risk specific to each security.  The risk premiums are based upon current credit default swap pricing market data for similar or related securities or credit spreads for corporate bonds with similar credit ratings and similar maturities.  The time horizons used in the present value calculations have a range of 3 to 8 years as of June 30, 2013.

(8)  Fair Value of Derivative Financial Instruments

As of June 30, 2013 and December 31, 2012, the fair value of the company's euro/U.S. dollar forward contracts used to hedge a euro-denominated customer contract was a liability of $0.2 million and $1.2 million, respectively.  The company considers this fair value measure to be a Level 2 measure.

(9)  Debt Obligations

Term Loan and Credit Facility

The recorded value and fair value of the company's senior secured term loan (the "Term Loan") under its revolving secured credit facility (the "Credit Facility") was $146.3 million and $150.0 million as of June 30, 2013 and December 31, 2012, respectively.  The company considers this fair value measure to be a Level 2 measure.

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

As of June 30, 2013, there were no revolving loan borrowings under the Credit Facility, although $15.5 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of June 30, 2013, approximately $269 million of the Credit Facility was available for borrowings.

Debt Covenants

     Orbital's Credit Facility contains covenants limiting its ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of June 30, 2013, the company was in compliance with all of these covenants.

(10)  Stock-Based Compensation

The following tables summarize information related to the company's stock-based compensation:

	Restricted Stock Units		Stock Options
		Weighted Average			Weighted Average
	Number of	Measurement	Number of		Exercise
	Units	Date Fair Value	Options		Price
Outstanding at December 31, 2012	935,633	$14.42	557,954		$7.84
Granted (1)	31,506	14.36	—		—
Exercised	—	—	(455,379)		6.91
Vested	(43,553)	15.22	—		—
Forfeited	(12,644)	14.50	—		—
Expired	—	—	(2,575)		7.16
Outstanding at June 30, 2013	910,942	$14.38	100,000	(2)	$12.10

(1)
The fair value of restricted stock unit grants is determined based on the closing market price of Orbital's common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.

(2)	The weighted average remaining contractual term is 1.76 years.

	Quarters Ended June 30,
(in millions)	2013	2012
Stock-based compensation expense	$1.7	$1.3
Income tax benefit related to stock-based compensation expense	0.6	0.4
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	1.7	—
Cash received from exercise of options	1.3	0.1
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	0.7	—

	Six Months Ended June 30,
(in millions)	2013	2012
Stock-based compensation expense	$3.5	$2.7
Income tax benefit related to stock-based compensation expense	1.3	0.9
Intrinsic value of options exercised computed as the market
price on the exercise date less the price paid to exercise the options	4.1	0.1
Cash received from exercise of options	3.2	0.1
Tax benefit recorded as credits to additional paid-in capital related
to stock-based compensation transactions	1.6	—

As of
(in millions)	June 30, 2013
Shares of common stock available for grant under stock-based incentive plans	2.9
Aggregate intrinsic value of restricted stock units that are expected to vest	$15.8
Unrecognized compensation expense related to non-vested restricted stock units, expected to
be recognized over a weighted-average period of 1.61 years	7.5
Aggregate intrinsic value of stock options outstanding, all fully vested	0.5

(11)  Research and Development

In 2008, the company entered into an agreement with NASA to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services ("COTS"), for delivering cargo and supplies to the International Space Station.  Under the agreement, as amended, NASA has agreed to pay the company $288 million in cash milestone payments, partially funding Orbital's project costs which are currently estimated to be approximately $532 million.  The company expects to complete this project in the second half of 2013.

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

	Second Quarter		First Six Months		Inception
	2013	2012	2013	2012	To Date
Research and development costs incurred (1)	$13.6	$11.1	$31.5	$32.3	$512.0
Less amounts funded by NASA	(1.3)	(4.5)	(3.8)	(15.5)	(286.0)	(2)
Net research and development expenses	$12.3	$6.6	$27.7	$16.8	$226.0
__________________________________________
(1) Includes associated general and administrative expenses.
(2) Through June 30, 2013, the company has received $281 million in cash from NASA and as of June 30, 2013, the company recorded an approximately $5 million receivable due from NASA.

The company is engaged in a major product development program of a medium-capacity rocket named Antares.  Approximately $4.4 million and $8.1 million of the company's research and development expenses in the second quarter of 2013 and 2012, respectively, and $12.3 million and $19.7 million in the first half of 2013 and 2012, respectively, were attributable to the Antares program.  Since the inception of the Antares program through June 30, 2013, the company has incurred $247.2 million of such costs.

(12)  Income Taxes

      The company's effective tax rates were 36.1% and 38.0% for the first half of 2013 and 2012, respectively.  The tax rate in the first six months of 2013 included a favorable income tax adjustment of $0.5 million pertaining to federal research and development tax credits.

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

Research and Development Expenses

The company believes that a majority of the company's research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company's revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company's Antares development program (see Note 11) are allowable, although the U.S. Government has not yet made a final determination with respect to certain of these costs.  Since the inception of the Antares program through June 30, 2013, the company has incurred approximately $174 million of such costs.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

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

In 2010, the company recorded a non-current asset pertaining to a $10 million advance paid in connection with a business agreement.  Orbital has filed a lawsuit for breach of contract seeking refund of the advance and related damages.  While Orbital believes that its claim for refund is enforceable, the company could be required to record a charge in a future period to write off any amount that is not ultimately recovered.

(14)  New Accounting Pronouncement

On January 1, 2013, authoritative accounting guidance became effective for the company pertaining to the disclosure of amounts that are reclassified out of other comprehensive income and into net income.  During the first six months of 2013, such reclassifications in the company's financial statements were not material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained in this Item 2 and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, but are not limited to, those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, and forecasts of future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include the words "anticipate," "forecast," "expect," "believe," "should," "will," "intend," "plan" and words of similar substance.  Such forward-looking statements are subject to risks, trends and uncertainties that could cause the actual results or performance of the company to be materially different from the forward-looking statement.  Uncertainty surrounding factors such as continued government support and funding for key space and defense programs, including impacts of sequestration under the Budget Control Act of 2011, new product development programs, the availability of key product components, product performance and market acceptance of products and technologies, achievement of contractual milestones, government contract procurement and termination risks, and income tax rates may materially impact Orbital's actual financial and operational results.  Other risks, uncertainties and factors are discussed under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.  We are under no obligation to, and expressly disclaim any obligation or undertaking to update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.

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

Consolidated Results of Operations for the Quarters and Six Months Ended June 30, 2013 and 2012

Revenues - Our consolidated revenues were $333.1 million in the second quarter of 2013, a decrease of $38.2 million, or 10%, compared to the second quarter of 2012 due to lower revenues in our satellites and space systems and advanced space programs segments, partially offset by an increase in revenues in our launch vehicles segment.  Launch vehicles segment revenues increased $7.7 million, or 6%, primarily due to increased activity on missile defense interceptors, partially offset by decreased activity on space launch vehicles.  Satellites and space systems segment revenues decreased $36.3 million, or 28%, principally due to decreased activity on communications satellite contracts, partially offset by increased activity on science and remote sensing satellites.  Advanced space programs segment revenues decreased $16.3 million, or 12%, primarily due to decreased activity on the International Space Station Commercial Resupply Services ("CRS") contract with the National Aeronautics and Space Administration ("NASA") and national security satellite contracts.

Eliminations of intersegment revenues were $11.4 million in the second quarter of 2013 compared to $18.1 million in the second quarter of 2012.  Intersegment revenues included $8.6 million and $15.7 million in the second quarter of 2013 and 2012, respectively, pertaining to Antares launch vehicle production work that is reported in our launch vehicles segment which is part of the Commercial Orbital Transportation Services ("COTS") research and development program with NASA that is reported in our advanced space programs segment.

Our consolidated revenues were $667.9 million in the first half of 2013, a decrease of $41.4 million, or 6%, compared to the first half of 2012 due to lower revenues in our satellites and space systems and advanced space programs segments, partially offset by an increase in revenues in our launch vehicles segment.  Launch vehicles segment revenues increased $15.9 million, or 6%, primarily due to increased activity on missile defense interceptors and target launch vehicles, partially offset by decreased activity on space launch vehicles.  Satellites and space systems segment revenues decreased $46.8 million, or 19%, principally due to decreased activity on communications satellite contracts, partially offset by increased activity on science and remote sensing satellites.  Advanced space programs segment revenues decreased $18.0 million, or 7%, primarily due to decreased activity on the CRS contract and on national security satellite contracts.

Eliminations of intersegment revenues were $24.9 million in the first half of 2013 compared to $32.5 million in the first half of 2012.  Intersegment revenues included $19.0 million and $27.5 million in the first half of 2013 and 2012, respectively, pertaining to Antares launch vehicle production work that is reported in our launch vehicles segment which is part of the COTS program that is reported in our advanced space programs segment.

The CRS contract accounted for 24% and 25% of our consolidated revenues in the second quarter of 2013 and 2012, respectively, and 23% and 24% of consolidated revenues in the first half of 2013 and 2012, respectively.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $80.0 million in the second quarter of 2013, a decrease of $14.2 million, or 15%, compared to the second quarter of 2012, and totaled $155.1 million in the first half of 2013, a decrease of $13.4 million, or 8%, compared to the first half of 2012.  Since the commencement of the CRS contract through June 30, 2013, a total of approximately $1.1 billion of revenues has been recognized on the contract, which has a total contract value of approximately $1.9 billion.

Cost of Revenues - Our cost of revenues was $259.0 million in the second quarter of 2013, a decrease of $31.1 million, or 11%, compared to the second quarter of 2012.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  The decrease in our cost of revenues was primarily attributable to the decrease in contract activity in the satellites and space systems and advanced space programs segments, partially offset by an increase in activity in the launch vehicles segment.  Cost of revenues increased $10.5 million, or 10%, in the launch vehicles segment, decreased $37.6 million, or 35%, in the satellites and space systems segment and decreased $10.7 million, or 10%, in the advanced space programs segment.  Eliminations of intersegment cost of revenues decreased $6.7 million due to the decrease in intersegment revenues discussed above.

Our cost of revenues was $505.4 million in the first half of 2013, a decrease of $43.6 million, or 8%, compared to the first half of 2012.  The decrease in our cost of revenues was primarily attributable to the decrease in contract activity in the satellites and space systems and advanced space programs segments, partially offset by an increase in activity in the launch vehicles segment.  Cost of revenues increased $20.1 million, or 10%, in the launch vehicles segment, decreased $55.5 million, or 28%, in the satellites and space systems segment and decreased $15.8 million, or 8%, in the advanced space programs segment.  Eliminations of intersegment cost of revenues decreased $7.6 million due to the decrease in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $23.2 million, or 7% of revenues, in the second quarter of 2013, a $1.3 million increase compared to $21.9 million, or 6% of revenues, in the second quarter of 2012.  The increase in research and development expenses was primarily attributable to higher COTS program costs, partially offset by decreased costs on the Antares launch vehicle development program.

Our research and development expenses totaled $55.3 million, or 8% of revenues, in the first half of 2013, a $5.5 million increase compared to $49.8 million, or 7% of revenues, in the first half of 2012.  The increase in research and development expenses in the first half of 2013 compared to the first half of 2012 was principally attributable to higher COTS program costs and product enhancements in the satellites and space systems segment, partially offset by decreased costs on the Antares launch vehicle development program.

The COTS program is accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS program research and development expenses, including associated general and administrative expenses.  Under the COTS agreement, as amended, NASA has agreed to pay us $288 million in cash milestone payments, partially funding our program costs which are currently estimated to be approximately $532 million.  We expect to complete this program in the second half of 2013.  The following table summarizes the COTS program costs incurred and amounts funded by NASA that are recorded in research and development expenses (in millions):

	Second Quarter		First Six Months		Inception
	2013	2012	2013	2012	To Date
Research and development costs incurred (1)	$13.6	$11.1	$31.5	$32.3	$512.0
Less amounts funded by NASA	(1.3)	(4.5)	(3.8)	(15.5)	(286.0)	(2)
Net research and development expenses	$12.3	$6.6	$27.7	$16.8	$226.0
________________________________________
(1) Includes associated general and administrative expenses.
(2) Through June 30, 2013, we have received $281 million in cash from NASA and as of June 30, 2013, we recorded an approximately $5 million receivable due from NASA.

Research and development expenses attributable to our Antares launch vehicle development program were $4.4 million and $8.1 million in the second quarter of 2013 and 2012, respectively, and were $12.3 million and $19.7 million in the first half of 2013 and 2012, respectively.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Antares development program are allowable, although the U.S. Government has not yet made a final determination with respect to certain of these costs.  Since the inception of the Antares program through June 30, 2013, we have incurred approximately $174 million of such expenses that have been recorded as allowable costs.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $24.6 million and $33.2 million, or 7% and 9% of revenues, in the second quarter of 2013 and 2012, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses decreased $8.6 million, or 26%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to lower bid, proposal and marketing costs in the advanced space programs segment.  Selling, general and administrative expenses in the second quarter of 2012 also included $2.1 million of professional fees and other costs related to a potential acquisition that was not consummated.

Selling, general and administrative expenses were $49.8 million and $60.5 million, or 7% and 9% of revenues, in the first half of 2013 and 2012, respectively.  Selling, general and administrative expenses decreased $10.8 million, or 18%, in the first half of 2013 compared to the first half of 2012 primarily due to the same factors that impacted second quarter results discussed above.

Operating Income - Our consolidated operating income was $26.3 million in the second quarter of 2013, an increase of $0.2 million, or 1%, compared to the second quarter of 2012.  Launch vehicles segment operating income increased $2.4 million, or 30%, primarily due to increased activity on missile defense interceptors and a profit margin improvement on the Pegasus program that was largely attributable to the successful completion of a Pegasus launch mission in June 2013.  Satellites and space systems segment operating income increased marginally principally due to profit margin improvements on certain satellites that were substantially completed in the first half of 2013 offset by decreased activity on other satellite contracts completed during the past twelve months.  Advanced space programs segment operating income decreased $4.4 million, or 46%, primarily due to favorable adjustments in the second quarter of 2012 on certain national security contracts and decreased activity on the CRS contract.  The consolidated results in the second quarter of 2012 included $2.1 million of unallocated corporate-level professional fees and other costs related to a potential acquisition that was not consummated.

Our consolidated operating income was $57.4 million in the first half of 2013, an increase of $7.5 million, or 15%, compared to the first half of 2012.  Launch vehicles segment operating income increased $5.6 million, or 33%, primarily due to increased activity on missile defense interceptors and target launch vehicles, a profit margin improvement on the Pegasus program that was largely attributable to the successful completion of a Pegasus launch mission in June 2013, and improved profit margins on target launch vehicle contracts.  Satellites and space systems segment operating income increased $3.5 million, or 20%, principally due to profit margin improvements on certain completed or substantially completed satellites and the favorable resolution of a customer claim, partially offset by decreased activity on other completed satellite contracts.  Advanced space programs segment operating income decreased $3.7 million, or 22%, primarily due to lower activity on national security satellite contracts, favorable adjustments in the first half of 2012 on certain national security contracts and decreased activity on the CRS contract, partially offset by a favorable contract closeout adjustment in the first half of 2013.  The consolidated results in the first half of 2012 included $2.1 million of unallocated corporate-level professional fees and other costs related to a potential acquisition that was not consummated.

Total operating income from the CRS contract was $4.1 million and $5.0 million in the second quarter of 2013 and 2012, respectively, and $8.0 million and $8.4 million in the first half of 2013 and 2012, respectively.  Since the commencement of the CRS contract through June 30, 2013, a total of $56.1 million of operating income has been recognized on the contract.

Interest Income and Other - Interest income and other was $0.5 million and $0.4 million in the second quarter of 2013 and 2012, respectively, and $1.0 million and $0.6 million in the first half of 2013 and 2012, respectively.

Interest Expense - Interest expense was $1.2 million and $3.0 million in the second quarter of 2013 and 2012, respectively, and $2.3 million and $6.0 million in the first half of 2013 and 2012, respectively.  The reduction in interest expense in 2013 was attributable to our debt refinancing transaction that was completed in December 2012.

Income Tax Provision - Our income tax provision was $9.3 million and $9.0 million in the second quarter of 2013 and 2012, respectively.  We recorded income tax provisions of $20.3 million and $16.9 million in the first half of 2013 and 2012, respectively.  Our effective tax rate for the first half of 2013 and 2012 was 36.1% and 38.0%, respectively.  The tax rate in the first six months of 2013 included a favorable income tax adjustment of $0.5 million pertaining to federal research and development tax credits.

Net Income - Net income was $16.3 million and $14.6 million, or $0.27 and $0.25 diluted earnings per share, in the second quarter of 2013 and 2012, respectively, and $35.9 million and $27.6 million, or $0.59 and $0.46 diluted earnings per share, in the first half of 2013 and 2012, respectively.

Segment Results for the Quarters and Six Months Ended June 30, 2013 and 2012

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

Launch Vehicles

Launch vehicles segment operating results were as follows (in thousands, except percentages):

	Second Quarter			First Six Months
	2013	2012	% Change	2013	2012	% Change
Revenues	$134,027	$126,340	6%	$268,319	$252,462	6%
Operating income	10,521	8,072	30%	22,554	16,988	33%
Operating margin	7.9%	6.4%		8.4%	6.7%

Segment Revenues - Launch vehicles segment revenues increased $7.7 million, or 6%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to increased activity on missile defense interceptors, partially offset by decreased activity on space launch vehicles.  Missile defense interceptor revenues increased $15.9 million, or 92%, due to increased activity on our Ground-based Midcourse Defense ("GMD") program.  Under our GMD program, we supply interceptor boosters for the U.S. Missile Defense Agency's GMD system.  GMD program revenues accounted for 25% and 14% of total launch vehicles segment revenues in the second quarter of 2013 and 2012, respectively.  Space launch vehicle revenues decreased $9.3 million, or 15%, principally due to decreased production activity on Antares launch vehicles for the COTS program and Minotaur space launch vehicles, partially offset by increased production activity on Antares launch vehicles for the CRS program.  Antares launch vehicle revenues were $41.4 million and $44.4 million in the second quarter of 2013 and 2012, respectively, which included $32.8 million and $28.7 million, respectively, related to the CRS contract and $8.6 million and $15.7 million, respectively, related to the COTS program.  Antares launch vehicle revenues accounted for 31% and 35% of total launch vehicles segment revenues in the second quarter of 2013 and 2012, respectively.  Target launch vehicle revenues increased marginally.

 Launch vehicles segment revenues increased $15.9 million, or 6%, in the first half of 2013 compared to the first half of 2012 primarily due to increased activity on missile defense interceptors and target launch vehicles, partially offset by decreased activity on space launch vehicles.  Missile defense interceptor revenues increased $20.6 million, or 59%, due to increased activity on our GMD program.  GMD program revenues accounted for 21% and 14% of total launch vehicles segment revenues in the first half of 2013 and 2012, respectively.  Target launch vehicle revenues increased $5.4 million, or 6%, largely due to increased activity on our Intermediate-Range Ballistic Missile ("IRBM") target vehicle contract.  Space launch vehicle revenues decreased $11.6 million, or 10%, principally due to decreased production activity on Antares launch vehicles for the COTS program.  Antares launch vehicle revenues were $83.2 million and $91.1 million in the first half of 2013 and 2012, respectively, which included $64.2 million and $63.6 million, respectively, related to the CRS contract and $19.0 million and $27.5 million, respectively, related to the COTS program.  Antares launch vehicle revenues accounted for 31% and 36% of total launch vehicles segment revenues in the first half of 2013 and 2012, respectively.

Segment Operating Income - Operating income in the launch vehicles segment increased $2.4 million, or 30%, in the second quarter of 2013 compared to the second quarter of 2012 due to higher operating income from space launch vehicles and missile defense interceptors, partially offset by lower operating income from target launch vehicles.  Operating income from space launch vehicles increased $1.9 million, or 150%, primarily due to a profit margin improvement on the Pegasus program that was largely attributable to the successful completion of a Pegasus launch mission in June 2013.  Operating income from missile defense interceptors increased $1.2 million, or 54%, primarily due to increased activity on our GMD contract.  Operating income from target launch vehicles decreased $0.6 million, or 13%.

Operating income in the launch vehicles segment increased $5.6 million, or 33%, in the first half of 2013 compared to the first half of 2012 due to higher operating income from all three launch vehicle product lines.  Operating income from space launch vehicles increased $2.8 million, or 91%, primarily due to a profit margin improvement on the Pegasus program that was largely attributable to the successful completion of a Pegasus launch mission in June 2013.

Operating income from missile defense interceptors increased $1.4 million, or 34%, due to increased activity on our GMD contract.  Operating income from target launch vehicles increased $1.3 million, or 14%, principally due to increased activity and an improved profit margin on our IRBM contract.

Launch vehicles segment operating margins (as a percentage of revenues) were 7.9% in the second quarter of 2013, compared to 6.4% in the second quarter of 2012, and 8.4% in the first half of 2013, compared to 6.7% in the first half of 2012 .  The improvement in operating margins in the second quarter and first half of 2013 was largely due to the profit margin improvement on the Pegasus program discussed above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows (in thousands, except percentages):

	Second Quarter			First Six Months
	2013	2012	% Change	2013	2012	% Change
Revenues	$93,828	$130,114	(28%)	$194,611	$241,397	(19%)
Operating income	10,637	10,572	-	21,475	17,949	20%
Operating margin	11.3%	8.1%		11.0%	7.4%

Segment Revenues - Satellites and space systems segment revenues decreased $36.3 million, or 28%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to decreased activity on communications satellite contracts, partially offset by increased activity on science and remote sensing satellite contracts.  Communications satellite revenues decreased $54.1 million, or 64%, principally due to the completion of several satellites during the past 12 months.   Communications satellite revenues accounted for 32% and 65% of total segment revenues in the second quarter of 2013 and 2012, respectively.  Science and remote sensing satellite revenues increased $17.7 million, or 102%, primarily due to increased activity to complete a recently deployed satellite and increased activity on a satellite contract that was awarded in 2011.  Space technical services revenues increased $1.2 million, or 4%.

Satellites and space systems segment revenues decreased $46.8 million, or 19%, in the first half of 2013 compared to the first half of 2012 primarily due to decreased activity on communications satellite contracts, partially offset by increased activity on science and remote sensing satellite contracts.  Communications satellite revenues decreased $70.2 million, or 48%, principally due to the completion of several satellites during the past 12 months.  Communications satellite revenues accounted for 39% and 61% of total segment revenues in the first half of 2013 and 2012, respectively.  Science and remote sensing satellite revenues increased $23.0 million, or 59%, primarily due to increased activity to complete a recently deployed satellite and increased activity on a satellite contract that was awarded in 2011.  Space technical services revenues increased $1.8 million, or 3%.

Segment Operating Income - Operating income in the satellites and space systems segment increased marginally in the second quarter of 2013 compared to the second quarter of 2012,

despite the reduction in segment revenues, primarily due to higher operating income from science and remote sensing satellite contracts, partially offset by lower operating income from communications satellite contracts.  Science and remote sensing satellite operating income increased $4.7 million in the second quarter of 2013 largely due to a profit margin improvement in the second quarter of 2013 resulting from the recent successful deployment of a satellite.  Communications satellite operating income decreased $3.9 million, or 39%, primarily due to decreased activity on satellite contracts since the second quarter of 2012, partially offset by profit margin improvements in the second quarter of 2013 on certain satellites that were substantially completed in the first half of 2013.  Communications satellite operating income accounted for 58% and 95% of total segment operating income in the second quarter of 2013 and 2012, respectively.  Space technical services operating income was unchanged compared to the second quarter of 2012.

Operating income in the satellites and space systems segment increased $3.5 million, or 20%, in the first half of 2013 compared to the first half of 2012, despite the reduction in segment revenues, primarily due to higher operating income from science and remote sensing satellite contracts.  Science and remote sensing satellite operating income increased $4.6 million in the first half of 2013 largely due to a profit margin improvement in the first half of 2013 resulting from the recent successful deployment of a satellite.  Communications satellite operating income decreased marginally, despite the larger decline in revenues, primarily due to profit margin improvements on certain satellites that were completed or substantially completed in the first half of 2013 and the favorable resolution of a customer claim, partially offset by decreased activity on other completed satellite contracts.  Communications satellite operating income accounted for 61% and 74% of total segment operating income in the first half of 2013 and 2012, respectively.    Space technical services operating income was unchanged compared to the first half of 2012.

Satellites and space systems segment operating margins (as a percentage of revenues) increased to 11.3% in the second quarter of 2013 from 8.1% in the second quarter of 2012, and to 11.0% in the first half of 2013 compared to 7.4% in the first half of 2012 primarily due to the profit margin improvements discussed above.

Advanced Space Programs

Advanced space programs segment operating results were as follows (in thousands, except percentages):

	Second Quarter			First Six Months
	2013	2012	% Change	2013	2012	% Change
Revenues	$116,620	$132,947	(12%)	$229,879	$247,910	(7%)
Operating income	5,148	9,539	(46%)	13,384	17,093	(22%)
Operating margin	4.4%	7.2%		5.8%	6.9%

Segment Revenues - Advanced space programs segment revenues decreased $16.3 million, or 12%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to decreased activity on the CRS contract and national security satellite contracts.  Revenues from the CRS contract decreased $18.4 million, or 28%.  The CRS contract accounted for 40% and

49% of total segment revenues in the second quarter of 2013 and 2012, respectively.   Revenues from national security satellite contracts decreased $4.3 million, or 6%.

Advanced space programs segment revenues decreased $18.0 million, or 7%, in the first half of 2013 compared to the first half of 2012 primarily due to decreased activity on the CRS contract and national security satellite contracts.  Revenues from the CRS contract decreased $14.0 million, or 13%.  The CRS contract accounted for 40% and 42% of total segment revenues in the first half of 2013 and 2012, respectively.  Revenues from national security satellite contracts decreased $12.2 million, or 9%.

Segment Operating Income - Operating income in the advanced space programs segment decreased $4.4 million, or 46%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to favorable adjustments in the second quarter of 2012 on certain national security satellite contracts and decreased activity on the CRS contract.

Operating income in the advanced space programs segment decreased $3.7 million, or 22%, in the first half of 2013 compared to the first half of 2012 primarily due to lower activity on national security satellite contracts, favorable adjustments in the first half of 2012 on certain national security contracts and decreased activity on the CRS contract, partially offset by a favorable contract closeout adjustment in the first half of 2013.

Advanced space programs segment operating margins (as a percentage of revenues) decreased to 4.4% in the second quarter of 2013 from 7.2% in the second quarter of 2012.  The lower profit margin was principally due to the favorable adjustments in the second quarter of 2012 on certain national security satellite contracts.  Segment operating margin decreased to 5.8% in the first half of 2013 from 6.9% in the first half of 2012 due to the same factors that impacted quarterly results, partially offset by the favorable contract closeout adjustment in the first half of 2013.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $11.4 million and $18.1 million in the second quarter of 2013 and 2012, respectively, and $24.9 million and $32.5 million in the first half of 2013 and 2012, respectively.  The intersegment revenue eliminations were primarily comprised of $8.6 million and $15.7 million in the second quarter of 2013 and 2012, respectively, and $19.0 million and $27.5 million in the first half of 2013 and 2012, respectively, of Antares revenues recorded in the launch vehicles segment in connection with the COTS program that is being reported as a research and development program in our advanced space programs segment.

Backlog

Our firm backlog was approximately $2.1 billion and $2.2 billion at June 30, 2013 and December 31, 2012, respectively.  While there can be no assurance, we expect to convert approximately $580 million of the June 30, 2013 firm backlog into revenue during the remainder of 2013.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $5.4 billion at June 30, 2013 and $5.0 billion at December 31, 2012.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash used in operating activities in the first half of 2013 was $7.4 million, compared to cash provided by operating activities of $18.0 million in the first half of 2012.  The decrease in operating cash flow resulted primarily from the net effect of changes in working capital and certain other assets and liabilities.  During the first half of 2013, changes in working capital and other assets and liabilities used $80.5 million of cash, compared to $49.4 million of cash used in the first half of 2012.  Changes in working capital in the first half of 2013 included an increase in receivables of $61.7 million principally due to increased unbilled receivables pertaining to the CRS contract.  Under the terms of the CRS contract, approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  The first CRS mission is scheduled to be completed in late 2013.  Changes in working capital in the first half of 2013 also included a decrease in deferred revenues and customer advances of $32.6 million primarily attributable to the recognition of performance on certain satellite contracts that offset advance cash proceeds received previously, partially offset by an increase in accounts payable and accrued expenses of $13.8 million.

Cash Flow from Investing Activities

Cash used in investing activities was $15.8 million and $31.7 million in the first half of 2013 and 2012, respectively.  We spent $19.8 million on capital expenditures in the first half of 2013 compared to $31.7 million in the first half of 2012.   The reduction in capital expenditures in the first half of 2013 was largely due to decreased spending for equipment to support our Antares program.  We also received proceeds of $4.0 million in the first half of 2013 pertaining to a purchase price adjustment.

Cash Flow from Financing Activities

Cash provided by financing activities was $1.6 million and $0.9 million in the first half of 2013 and 2012, respectively.  During the first half of 2013 and 2012, we received $3.8 million and $0.8 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock option plan purchases.  We also made $3.8 million of principal payments on our long-term obligations in the first half of 2013.

Term Loan and Credit Facility - As of June 30, 2013, we had $146.3 million outstanding in connection with a senior secured term loan (the "Term Loan") under our revolving secured credit facility (the "Credit Facility"), discussed below.

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

As of June 30, 2013, there were no revolving loan borrowings under the Credit Facility, although $15.5 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of June 30, 2013, approximately $269 million of the Credit Facility was available for borrowings.

  Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of June 30, 2013, we were in compliance with all of these covenants.

Available Cash and Future Funding

At June 30, 2013, we had $210.7 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  Significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of June 30, 2013, changes in certain foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Investments

As discussed in Note 7 to the accompanying financial statements, we currently hold investments in certain auction-rate and preferred stock securities.  We may be required to record impairment charges if there are reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At June 30, 2013, we had $17.6 million of receivables denominated in euros and $0.4 million of receivables denominated in Japanese yen, and we had euro/U.S. dollar forward contracts with a fair value that was a liability of $0.2 million, as discussed in Note 8 to the accompanying financial statements.

Interest Rate Risk

We are impacted by changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include our bank term loan as well as our cash and cash equivalents.  We assess our interest rate risks on a regular basis.

As of June 30, 2013, the recorded value and fair value of our bank term loan was $146.3 million.  The term loan has a variable interest rate of LIBOR plus 1.75%, or 1.95% at June 30, 2013.   Generally, the fair market value of our variable interest rate debt will increase or decrease based on general market conditions for bank loans, Orbital's credit rating and the remaining term of the loan.

As of June 30, 2013, a hypothetical 100 basis point change in interest rates in connection with our cash and cash equivalents would result in an annual change of approximately $2 million in interest income.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $12.6 million at June 30, 2013.  This liability is subject to fluctuation based on the market value of the investment options selected by participants.

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

In 2010, we recorded a non-current asset pertaining to a $10 million advance paid in connection with a business agreement.  We have filed a lawsuit for breach of contract seeking refund of the advance and related damages.  While we believe that our claim for refund is enforceable, we could be required to record a charge in a future period to write off any amount that is not ultimately recovered.

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

ORBITAL SCIENCES CORPORATION

DATED: July 25, 2013	By:	/s/ David W. Thompson
David W. Thompson
Chairman of the Board, President and Chief Executive Officer

DATED: July 25, 2013	By:	/s/ Garrett E. Pierce
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