Form 10-Q
period 2013-09-30
ORBITAL SCIENCES CORP /DE/
filed 2013-10-24
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of October 21, 2013, 60,456,333 shares of the registrant's Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$241,311	$232,324
Receivables	542,096	499,222
Inventories	64,665	61,251
Deferred income taxes, net	31,014	38,216
Other current assets	11,945	17,810
Total current assets	891,031	848,823
Investments	9,600	9,200
Property, plant and equipment, net	247,644	251,360
Goodwill	71,260	75,261
Other non-current assets	25,445	26,810
Total assets	$1,244,980	$1,211,454

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$256,589	$257,113
Deferred revenues and customer advances	27,103	62,098
Current portion of long-term obligations	8,236	7,500
Total current liabilities	291,928	326,711
Long-term obligations	136,875	143,236
Deferred income tax, net	24,070	10,879
Other non-current liabilities	17,142	17,082
Total liabilities	470,015	497,908
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	-	-
Common Stock, par value $.01; 200,000,000 shares authorized, 60,456,253 and 59,616,736 shares outstanding, respectively	605	596
Additional paid-in capital	584,596	575,300
Accumulated other comprehensive loss	(2,099)	(2,781)
Retained earnings	191,863	140,431
Total stockholders' equity	774,965	713,546
Total liabilities and stockholders' equity	$1,244,980	$1,211,454

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$321,976	$372,882	$989,870	$1,082,180
Cost of revenues	247,070	284,288	752,477	833,338
Research and development expenses	23,146	32,913	78,470	82,721
Selling, general and administrative expenses	26,154	24,368	75,904	84,869
Income from operations	25,606	31,313	83,019	81,252
Interest income and other	230	61	1,272	694
Interest expense	(1,143)	(2,517)	(3,438)	(8,564)
Income before income taxes	24,693	28,857	80,853	73,382
Income tax provision	(9,141)	(9,405)	(29,421)	(26,323)
Net income	$15,552	$19,452	$51,432	$47,059

Basic income per share	$0.26	$0.33	$0.85	$0.79
Diluted income per share	$0.26	$0.33	$0.85	$0.79

Net income (from above)	$15,552	$19,452	$51,432	$47,059
Other comprehensive income (loss)
Defined benefit plans, net of tax of $163, $121,
$121 and $314, respectively	258	190	191	502
Unrealized gain (loss) on investments	(200)	100	400	900
Net gain (loss) on foreign exchange derivative instruments, net of tax of $(239), $(82), $59 and $(82), respectively	(383)	(131)	91	(131)
Total other comprehensive income (loss)	(325)	159	682	1,271
Comprehensive income	$15,227	$19,611	$52,114	$48,330

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net income	$51,432	$47,059
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	31,024	27,995
Deferred income taxes	20,214	24,109
Stock-based compensation and other	3,381	7,924
Changes in assets and liabilities	(74,259)	(126,414)
Net cash provided by (used in) operating activities	31,792	(19,327)

Investing Activities:
Capital expenditures	(27,529)	(40,801)
Proceeds from disposition of property	-	25,589
Purchase price adjustment	4,000	-
Net cash provided by (used in) investing activities	(23,529)	(15,212)

Financing Activities:
Principal payments on long-term obligations	(5,625)	-
Net proceeds from issuances of common stock	4,131	2,590
Tax benefit of stock-based compensation	2,218	253
Net cash provided by (used in) financing activities	724	2,843

Net increase (decrease) in cash and cash equivalents	8,987	(31,696)
Cash and cash equivalents, beginning of period	232,324	259,219
Cash and cash equivalents, end of period	$241,311	$227,523

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

(1)	Basis of Presentation

Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission.  The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

       Operating results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full year.

(2)	Segment Information

Orbital's products and services are grouped into three reportable business segments:  launch vehicles, satellites and space systems and advanced space programs.  Reportable segments are generally organized based upon product lines.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.  The primary products and services from which the company's reportable segments derive revenues are:

•	Launch Vehicles - Rockets that are used as small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems - Small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions and demonstrate new space technologies.

•	Advanced Space Programs - Human-rated space systems for Earth-orbit and deep-space exploration, and small- and medium-class satellites primarily used for national security space programs and to demonstrate new space technologies, and advanced flight systems for atmospheric and space missions.

Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts.  Substantially all of the company's assets and operations are located within the United States.

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Launch Vehicles:
Revenues	$127,870	$140,673		$396,189	$393,135
Operating income	11,267	9,252		33,822	26,240
Identifiable assets	199,129	206,194	(2)	199,129	206,194	(2)
Capital expenditures	2,311	2,990		6,984	22,509
Depreciation and amortization	4,745	4,137		13,622	11,768
Satellites and Space Systems:
Revenues	$88,125	$129,490		$282,736	$370,887
Operating income	8,141	12,178		29,615	30,127
Identifiable assets	270,826	278,008	(2)	270,826	278,008	(2)
Capital expenditures	4,175	4,092		14,548	10,981
Depreciation and amortization	2,067	2,231		6,299	6,360
Advanced Space Programs:
Revenues	$121,259	$120,193		$351,138	$368,103
Operating income	6,198	9,883		19,582	26,976
Identifiable assets	436,913	390,059	(2)	436,913	390,059	(2)
Capital expenditures	836	1,142		3,598	4,558
Depreciation and amortization	2,403	1,677		6,438	5,130
Corporate and Other:
Revenues(1)	$(15,278)	$(17,474)		$(40,193)	$(49,945)
Operating loss	-	-		-	(2,091	)(3)
Identifiable assets	338,112	337,193	(2)	338,112	337,193	(2)
Capital expenditures	374	837		2,399	2,753
Depreciation and amortization	1,551	1,594		4,665	4,737
Consolidated:
Revenues	$321,976	$372,882		$989,870	$1,082,180
Operating income	25,606	31,313		83,019	81,252
Identifiable assets	1,244,980	1,211,454	(2)	1,244,980	1,211,454	(2)
Capital expenditures	7,696	9,061		27,529	40,801
Depreciation and amortization	10,766	9,639		31,024	27,995

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Launch Vehicles	$14.1	$15.9	$36.1	$44.9
Satellites and Space Systems	1.0	1.4	3.3	4.4
Advanced Space Programs	0.2	0.2	0.8	0.6
Total intersegment revenues	$15.3	$17.5	$40.2	$49.9

(2)	As of December 31, 2012.
(3)	The corporate and other operating loss in 2012 is comprised solely of professional fees and other costs related to a potential acquisition that was not consummated.

(3)	Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Quarters Ended September 30,		Nine Months Ended September 30,
Numerator	2013	2012	2013	2012
Net income	$15,552	$19,452	$51,432	$47,059
Percentage allocated to shareholders (1)	99.9%	99.6%	99.8%	99.5%
Numerator for basic and diluted earnings per share	$15,536	$19,374	$51,329	$46,824

Denominator
Denominator for basic earnings per share-weighted-average shares outstanding	60,328	59,211	60,056	59,049
Dilutive effect of stock options and restricted stock units	202	294	281	307
Denominator for diluted earnings per share	60,530	59,505	60,337	59,356

Per share income
Basic	$0.26	$0.33	$0.85	$0.79
Diluted	0.26	0.33	0.85	0.79

______________________

(1) Basic weighted-average shares outstanding	60,328	59,211	60,056	59,049
Basic weighted-average shares outstanding and
unvested restricted share units expected to vest	60,371	59,423	60,171	59,346
Percentage allocated to shareholders	99.9%	99.6%	99.8%	99.5%

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

At September 30, 2013 and December 31, 2012, the company had invested approximately $230 million and $215 million, respectively, in cash equivalents in the form of money market funds with three financial institutions.  The company considers these money market funds to be Level 1 financial instruments.

(5)	Receivables

The components of receivables were as follows (in thousands):

	September 30, 2013	December 31, 2012
Billed	$52,396	$59,496
Unbilled	489,700	439,726
Total	$542,096	$499,222

Under the terms of the company's Commercial Resupply Services ("CRS") contract with the National Aeronautics and Space Administration ("NASA"), approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  Unbilled receivables at September 30, 2013 and December 31, 2012 included $322 million and $277 million, respectively, pertaining to the CRS contract.  Since the commencement of the CRS contract through September 30, 2013, a total of approximately $1.2 billion of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

      As of September 30, 2013 and December 31, 2012, unbilled receivables also included $7.1 million and $8.7 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

      In addition, certain satellite contracts require the company to refund cash to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of September 30, 2013, the company could be required to refund up to $17.2 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies under which the company believes it would recover satellite incentive fees that are not earned and performance refund obligations.

(6)	Inventories

      As of September 30, 2013 and December 31, 2012, substantially all of the company's inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(7)	Investments

     As of September 30, 2013 and December 31, 2012, the company held investments consisting of three auction-rate debt securities (life insurance company capital reserve funds), an auction-rate equity security (financial guarantee company capital reserve fund) and two preferred stock investments.  These investments are classified as available for sale securities and as non-current assets on the company's balance sheet.  Contractual maturities for the debt securities are 12 years or greater and the remaining securities have no fixed maturity.

     The amortized cost and fair value of these investments were as follows (in thousands):

	September 30, 2013				December 31, 2012
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value		Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Debt	$7,150	$50	$	$ 7,200	$7,150	$(250)	$	$ 6,900
Equity(1)	2,000	400		2,400	2,000	300		2,300
Total	$9,150	$450	$	$ 9,600	$9,150	$50	$	$ 9,200

(1)  As of September 30, 2013 and December 31, 2012, cost and fair value of the two preferred stock investments were $0.

    The changes in fair value of the investments were recorded as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Debt Securities
Fair value at beginning of period	$7,200	$6,700	$6,900	$6,100
Change in net unrealized gain (loss)	-	-	300	600
Fair value at end of period	$7,200	$6,700	$7,200	$6,700

Equity Securities
Fair value at beginning of period	$2,600	$2,600	$2,300	$2,400
Change in net unrealized gain (loss)	(200)	100	100	300
Fair value at end of period	$2,400	$2,700	$2,400	$2,700

Total
Fair value at beginning of period	$9,800	$9,300	$9,200	$8,500
Change in net unrealized gain (loss)	(200)	100	400	900
Fair value at end of period	$9,600	$9,400	$9,600	$9,400

There was no sale, purchase, issuance, settlement or transfer activity related to these investments during the periods presented.

        The fair values of these securities are based on a discounted cash flow analysis which considers the following Level 3 observable and unobservable inputs: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) the expected time horizon until each security will be sold.  The discount rates used in the present value calculations are based on yields on U.S. Treasury securities with similar time horizons (1.4% to 2.6% as of September 30, 2013) plus interest rate risk premiums (4% to 13% as of September 30, 2013) that are intended to compensate for general market risk and the risk specific to each security.  The risk premiums are based upon current credit default swap pricing market data for similar or related securities or credit spreads for corporate bonds with similar credit ratings and similar maturities.  The time horizons used in the present value calculations have a range of 3 to 8 years as of September 30, 2013.

(8)	Fair Value of Derivative Financial Instruments

       As of September 30, 2013 and December 31, 2012, the fair value of the company's euro/U.S. dollar forward contracts used to hedge a euro-denominated customer contract was a liability of $1.3 million and $1.2 million, respectively.  The company considers this fair value measure to be a Level 2 measure.

(9)	Debt Obligations

Term Loan and Credit Facility

The recorded value and fair value of the company's senior secured term loan (the "Term Loan") under its revolving secured credit facility (the "Credit Facility") was $144.4 million and $150.0 million as of September 30, 2013 and December 31, 2012, respectively.  The company considers this fair value measure to be a Level 2 measure.

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

As of September 30, 2013, there were no revolving loan borrowings under the Credit Facility, although $3.7 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of September 30, 2013, approximately $257 million of the Credit Facility was available for borrowings.

Debt Covenants

Orbital's Credit Facility contains covenants limiting its ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of September 30, 2013, the company was in compliance with all of these covenants.

(10)	Stock-Based Compensation

The following tables summarize information related to the company's stock-based compensation:

	Restricted Stock Units		Stock Options
	Number of Units	Weighted Average Measurement Date Fair Value	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	935,633	$14.42	557,954	$7.84
Granted (1)	513,490	18.65	-	-
Exercised	-	-	(455,379)	6.91
Vested	(460,420)	14.74	-	-
Forfeited	(15,889)	14.67	-	-
Expired	-	-	(2,575)	7.16
Outstanding at September 30, 2013	972,814	$16.50	100,000 (2)	$12.10

(1)  The fair value of restricted stock unit grants is determined based on the closing market price of Orbital's common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.
(2)   The weighted average remaining contractual term is 1.51 years.

	Quarters Ended September 30,
(in millions)	2013	2012
Stock-based compensation expense	$2.3	$2.0
Income tax benefit related to stock-based compensation expense	0.8	0.7
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	-	1.7
Cash received from exercise of options	-	1.4
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	0.6	-

	Nine Months Ended September 30,
(in millions)	2013	2012
Stock-based compensation expense	$5.8	$4.7
Income tax benefit related to stock-based compensation expense	2.1	1.6
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	4.1	1.8
Cash received from exercise of options	3.2	1.5
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	2.2	-

As of
(in millions)	September 30, 2013
Shares of common stock available for grant under stock-based incentive plans	2.5
Aggregate intrinsic value of restricted stock units that are expected to vest	$20.6
Unrecognized compensation expense related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 2.28 years	14.3
Aggregate intrinsic value of stock options outstanding, all fully vested	0.9

(11)	Research and Development

In 2008, the company entered into an agreement with NASA to design, build and demonstrate a new space transportation system under a program called Commercial Orbital Transportation Services ("COTS"), for delivering cargo and supplies to the International Space Station.  Under the agreement, as amended, NASA has agreed to pay the company $288 million in cash milestone payments, partially funding Orbital's project costs which are currently estimated to be approximately $535 million.  The company expects to complete this project in the fourth quarter of 2013.

The COTS agreement is accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to the company's COTS program research and development expenses, including associated general and administrative expenses.

The following table summarizes the COTS program research and development expenses incurred and amounts funded by NASA (in millions):

	Third Quarter		First Nine Months		Inception
	2013	2012	2013	2012	To Date
Research and development costs incurred (1)	$17.4	$21.2	$48.9	$53.5	$529.4
Less amounts funded by NASA	(1.5)	(6.0)	(5.3)	(21.5)	(287.5	)(2)
Net research and development expenses	$15.9	$15.2	$43.6	$32.0	$241.9
__________________________________________
(1) Includes associated general and administrative expenses.
(2) Through September 30, 2013, the company has received $286 million in cash from NASA and as of September 30, 2013, the company recorded an approximately $2 million receivable due from NASA.

The company is engaged in a major product development program of its medium-capacity Antares launch vehicle.  Approximately $1.7 million and $9.9 million of the company's research and development expenses in the third quarter of 2013 and 2012, respectively, and $14.0 million and $29.6 million in the first nine months of 2013 and 2012, respectively, were attributable to the Antares program.  Since the inception of the Antares program through September 30, 2013, the company has incurred $248.8 million of such costs.

(12)	Income Taxes

    The company's effective tax rates were 36.4% and 35.9% for the first nine months of 2013 and 2012, respectively.

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

Research and Development Expenses

The company believes that a majority of the company's research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company's revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company's Antares development program (see Note 11) are allowable, although the U.S. Government has not yet made a final determination with respect to approximately $175 million of such costs incurred through September 30, 2013.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

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

On January 1, 2013, authoritative accounting guidance became effective for the company pertaining to the disclosure of amounts that are reclassified out of other comprehensive income and into net income.  During the first nine months of 2013, such reclassifications in the company's financial statements were not material.

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

We develop and manufacture small- and medium-class rockets and space systems for commercial, military and civil government customers.  Our primary products and services include the following:

•	Launch Vehicles - Rockets that are used as small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems - Small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies.

•	Advanced Space Programs - Human-rated space systems for Earth-orbit and deep-space exploration, small- and medium-class satellites primarily used for national security space programs and to demonstrate new space technologies, and advanced flight systems for atmospheric and space missions.

The following discussion should be read along with our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2013 and 2012

Revenues - Our consolidated revenues were $322.0 million in the third quarter of 2013, a decrease of $50.9 million, or 14%, compared to the third quarter of 2012 primarily due to lower revenues in our satellites and space systems and our launch vehicles segments.  Satellites and space systems segment revenues decreased $41.4 million, or 32%, principally due to decreased activity on communications satellite contracts and science and remote sensing satellite contracts.  Launch vehicles segment revenues decreased $12.8 million, or 9%, due to decreased activity on space launch vehicles and target launch vehicles, partially offset by increased activity on missile defense interceptors.  Advanced space programs segment revenues increased $1.1 million, or 1%.

Eliminations of intersegment revenues were $15.3 million in the third quarter of 2013 compared to $17.5 million in the third quarter of 2012.  Intersegment revenues included $12.8 million and $15.4 million in the third quarter of 2013 and 2012, respectively, pertaining to Antares launch vehicle production work that is reported in our launch vehicles segment which is part of the Commercial Orbital Transportation Services ("COTS") research and development program with the National Aeronautics and Space Administration ("NASA") that is reported in our advanced space programs segment.

Our consolidated revenues were $989.9 million in the first nine months of 2013, a decrease of $92.3 million, or 9%, compared to the first nine months of 2012 due to lower revenues in our satellites and space systems and advanced space programs segments, partially offset by higher revenues in our launch vehicles segment.  Satellites and space systems segment revenues decreased $88.2 million, or 24%, principally due to decreased activity on communications satellite contracts partially offset by increased activity on science and remote sensing satellite contracts.  Advanced space programs segment revenues decreased $17.0 million, or 5%, primarily due to decreased activity on the International Space Station Commercial Resupply Services ("CRS") contract and on national security satellite contracts, partially offset by activity on new contracts awarded in 2013.  Launch vehicles segment revenues increased $3.1 million, or 1%, due to increased activity on missile defense interceptors partially offset by decreased activity on space launch vehicles and target launch vehicles.

Eliminations of intersegment revenues were $40.2 million in the first nine months of 2013 compared to $49.9 million in the first nine months of 2012.  Intersegment revenues included $31.7 million and $42.9 million in the first nine months of 2013 and 2012, respectively, pertaining to Antares launch vehicle production work that is reported in our launch vehicles segment which is part of the COTS program that is reported in our advanced space programs segment.

The CRS contract accounted for 23% and 25% of our consolidated revenues in the third quarter of 2013 and 2012, respectively, and 23% and 24% of our consolidated revenues in the first nine months of 2013 and 2012, respectively.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $73.7 million in the third quarter of 2013, a decrease of $17.6 million, or 19%, compared to the third quarter of 2012, and totaled $228.9 million in the first nine months of 2013, a decrease of $31.0 million, or 12%, compared to the first nine months of 2012.  Since the commencement of the CRS contract through September 30, 2013, a total of approximately $1.2 billion of revenues has been recognized on the contract, which has a total contract value of approximately $1.9 billion.

Cost of Revenues - Our cost of revenues was $247.1 million in the third quarter of 2013, a decrease of $37.2 million, or 13%, compared to the third quarter of 2012.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  The decrease in our cost of revenues was primarily attributable to the decrease in contract activity in the satellites and space systems and launch vehicles segments.  Cost of revenues decreased $34.1 million, or 33%, in the satellites and space systems segment and decreased $8.0 million, or 7%, in the launch vehicles segment.  Cost of revenues increased $2.7 million, or 3%, in the advanced space programs segment.  Eliminations of intersegment cost of revenues decreased $2.2 million due to the decrease in intersegment revenues discussed above.

Our cost of revenues was $752.5 million in the first nine months of 2013, a decrease of $80.9 million, or 10%, compared to the first nine months of 2012.  The decrease in our cost of revenues was primarily attributable to the decrease in contract activity in the satellites and space systems and advanced space programs segments, partially offset by an increase in activity in the launch vehicles segment.  Cost of revenues decreased $89.6 million, or 30%, in the satellites and space systems segment and $13.1 million, or 5%, in the advanced space programs segment, and increased $12.1 million, or 4%, in the launch vehicles segment.  Eliminations of intersegment cost of revenues decreased $9.7 million due to the decrease in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $23.1 million, or 7% of revenues, in the third quarter of 2013, a $9.8 million decrease compared to $32.9 million, or 9% of revenues, in the third quarter of 2012.  The decrease in research and development expenses was primarily attributable to decreased costs on the Antares launch vehicle development program.

Our research and development expenses totaled $78.5 million, or 8% of revenues, in the first nine months of 2013, a $4.2 million decrease compared to $82.7 million, or 8% of revenues, in the first nine months of 2012.  The decrease in research and development expenses in the first nine months of 2013 compared to the first nine months of 2012 was principally attributable to lower costs on the Antares launch vehicle development program, partially offset by higher COTS program costs.  The COTS program was substantially completed in the third quarter of 2013.

The COTS program is accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA are recognized proportionally as an offset to our COTS program research and development expenses, including associated general and administrative expenses.  Under the COTS agreement, as amended, NASA has agreed to pay us $288 million in cash milestone payments, partially funding our program costs which are currently estimated to be approximately $535 million.  We expect to complete this program in the fourth quarter of 2013.

The following table summarizes the COTS program costs incurred and amounts funded by NASA that are recorded in research and development expenses (in millions):

	Third Quarter		First Nine Months		Inception
	2013	2012	2013	2012	To Date
Research and development costs incurred (1)	$17.4	$21.2	$48.9	$53.5	$529.4
Less amounts funded by NASA	(1.5)	(6.0)	(5.3)	(21.5)	(287.5	)(2)
Net research and development expenses	$15.9	$15.2	$43.6	$32.0	$241.9
________________________________________
(1) Includes associated general and administrative expenses.
(2) Through September 30, 2013, we have received $286 million in cash from NASA and as of September 30, 2013, we recorded an approximately $2 million receivable due from NASA.

Research and development expenses attributable to our Antares launch vehicle development program were $1.7 million and $9.9 million in the third quarter of 2013 and 2012, respectively, and were $14.0 million and $29.6 million in the first nine months of 2013 and 2012, respectively.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Antares development program are allowable, although the U.S. Government has not yet made a final determination with respect to approximately $175 million of such costs incurred through September 30, 2013.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $26.2 million and $24.4 million, or 8% and 7% of revenues, in the third quarter of 2013 and 2012, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses increased $1.8 million, or 7%, in the third quarter of 2013 compared to the third quarter of 2012 primarily due to higher bid, proposal and marketing costs.

Selling, general and administrative expenses were $75.9 million and $84.9 million, or 8% of revenues, in the first nine months of 2013 and 2012.  Selling, general and administrative expenses decreased $9.0 million, or 11%, in the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower bid, proposal and marketing costs in the advanced space programs segment.

Operating Income - Our consolidated operating income was $25.6 million in the third quarter of 2013, a decrease of $5.7 million, or 18%, compared to the third quarter of 2012.  Satellites and space systems segment operating income decreased $4.0 million, or 33%, principally due to lower operating income from communications satellites and science and remote sensing satellite contracts.  Advanced space programs segment operating income decreased $3.7 million, or 37%, primarily due to an approximately $4 million favorable contract closeout settlement in the third quarter of 2012.  Launch vehicles segment operating income increased $2.0 million, or 22%, despite the decrease in revenues, primarily due to increased activity on missile defense interceptors and profit improvements on certain space launch vehicle and target launch vehicle contracts.

Our consolidated operating income was $83.0 million in the first nine months of 2013, an increase of $1.8 million, or 2%, compared to the first nine months of 2012.  Launch vehicles segment operating income increased $7.6 million, or 29%, primarily due to increased activity on missile defense interceptors and profit improvements on certain space launch vehicle and target launch vehicle contracts.  Advanced space programs segment operating income decreased $7.4 million, or 27%, primarily due to decreased activity on the CRS contract and national security satellite contracts and the favorable contract closeout settlement in the third quarter of 2012 mentioned above, partially offset by activity on a new commercial contract awarded in 2013.  Satellites and space systems segment operating income decreased $0.5 million, or 2%, principally due to lower operating income from communications satellite contracts, partially offset by higher operating income from science and remote sensing satellite contracts.  The consolidated results in the first nine months of 2012 included $2.1 million of unallocated corporate-level professional fees and other costs related to a potential acquisition that was not consummated.

Total operating income from the CRS contract was $3.6 million and $4.1 million in the third quarter of 2013 and 2012, respectively, and $11.6 million and $12.5 million in the first nine months of 2013 and 2012, respectively.  Since the commencement of the CRS contract through September 30, 2013, a total of $59.8 million of operating income has been recognized on the contract.

Interest Income and Other - Interest income and other was $0.2 million and $0.1 million in the third quarter of 2013 and 2012, respectively, and $1.3 million and $0.7 million in the first nine months of 2013 and 2012, respectively.

Interest Expense - Interest expense was $1.1 million and $2.5 million in the third quarter of 2013 and 2012, respectively, and $3.4 million and $8.6 million in the first nine months of 2013 and 2012, respectively.  The reduction in interest expense in 2013 was attributable to our debt refinancing transaction that was completed in December 2012.

Income Tax Provision - Our income tax provision was $9.1 million and $9.4 million in the third quarter of 2013 and 2012, respectively.  We recorded income tax provisions of $29.4 million and $26.3 million in the first nine months of 2013 and 2012, respectively.  Our effective tax rate in the first nine months of 2013 and 2012 was 36.4% and 35.9%, respectively.

Net Income - Net income was $15.6 million and $19.5 million, or $0.26 and $0.33 diluted earnings per share, in the third quarter of 2013 and 2012, respectively, and $51.4 million and $47.1 million, or $0.85 and $0.79 diluted earnings per share, in the first nine months of 2013 and 2012, respectively.

Segment Results for the Quarters and Nine Months Ended September 30, 2013 and 2012

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

Launch Vehicles

Launch vehicles segment operating results were as follows (in thousands, except percentages):

	Third Quarter			First Nine Months
	2013	2012	% Change	2013	2012	% Change
Revenues	$127,870	$140,673	(9%)	$396,189	$393,135	1%
Operating income	11,267	9,252	22%	33,822	26,240	29%
Operating margin	8.8%	6.6%		8.5%	6.7%

Segment Revenues - Launch vehicles segment revenues decreased $12.8 million, or 9%, in the third quarter of 2013 compared to the third quarter of 2012 primarily due to decreased activity on space launch vehicles and target launch vehicles, partially offset by increased activity on missile defense interceptors.  Space launch vehicle revenues decreased $20.1 million, or 29%, principally due to decreased production activity on Antares launch vehicles for the CRS contract and the COTS program.  Antares launch vehicle revenues were $40.7 million and $53.4 million in the third quarter of 2013 and 2012, respectively, which included $27.9 million and $38.0 million, respectively, related to the CRS contract and $12.8 million and $15.4 million, respectively, related to the COTS program.  Antares launch vehicle revenues accounted for 32% and 38% of total launch vehicles segment revenues in the third quarter of 2013 and 2012, respectively.   Target launch vehicle revenues decreased $13.5 million, or 25%, primarily due to decreased activity on the Intermediate-Range Ballistic Missile ("IRBM") contract.  Missile defense interceptor revenues increased $19.9 million, or 110%, due to increased activity on our Ground-based Midcourse Defense ("GMD") program.  Under our GMD program, we supply interceptor boosters for the U.S. Missile Defense Agency's GMD system.  GMD program revenues accounted for 30% and 13% of total launch vehicles segment revenues in the third quarter of 2013 and 2012, respectively.

 Launch vehicles segment revenues increased $3.1 million, or 1%, in the first nine months of 2013 compared to the first nine months of 2012 due to increased activity on missile defense interceptors, partially offset by decreased activity on space launch vehicles and target launch vehicles.  Missile defense interceptor revenues increased $40.5 million, or 77%, due to increased activity on our GMD program.  GMD program revenues accounted for 24% and 13% of total launch vehicles segment revenues in the first nine months of 2013 and 2012, respectively.  Space launch vehicle revenues decreased $31.7 million, or 17%, principally due to decreased production activity on Antares launch vehicles for the CRS contract and the COTS program.  Antares launch vehicle revenues were $123.9 million and $144.6 million in the first nine months of 2013 and 2012, respectively, which included $92.2 million and $101.7 million, respectively, related to the CRS contract and $31.7 million and $42.9 million, respectively, related to the COTS program.  Antares launch vehicle revenues accounted for 31% and 37% of total launch vehicles segment revenues in the first nine months of 2013 and 2012, respectively.  Target launch vehicle revenues decreased $8.1 million, or 5%.

Segment Operating Income - Operating income in the launch vehicles segment increased $2.0 million, or 22%, in the third quarter of 2013 compared to the third quarter of 2012, despite the decrease in revenues, due to higher operating income in all three launch vehicle product lines.  Operating income from missile defense interceptors increased $1.2 million, or 70%, primarily due to increased activity on our GMD contract.  Operating income from space launch vehicles increased $0.7 million, or 25%, primarily due to a profit margin improvement on the Pegasus program that was largely attributable to the successful completion of a Pegasus launch mission in June 2013.  Operating income from target launch vehicles increased $0.1 million principally due to a profit margin improvement on a target launch vehicle contract that is nearing completion, substantially offset by lower activity levels on the IRBM contract and operating profit margins on certain other target vehicle contracts.

Launch vehicles segment operating income increased $7.6 million, or 29%, in the first nine months of 2013 compared to the first nine months of 2012 primarily due to increased activity on missile defense interceptors and profit improvements on certain space launch vehicle and target launch vehicle contracts.  Operating income from missile defense interceptors increased $2.7 million, or 45%, due to increased activity on our GMD contract.  Operating income from space launch vehicles increased $3.5 million, or 61%, primarily due to a profit margin improvement on the Pegasus program that was largely attributable to the successful completion of a Pegasus launch mission in June 2013.  Operating income from target launch vehicles increased $1.4 million, or 10%, principally due to profit margin improvements on a target launch vehicle contract that is nearing completion and on the IRBM contract.

Launch vehicles segment operating margins (as a percentage of revenues) were 8.8% in the third quarter of 2013, compared to 6.6% in the third quarter of 2012, and 8.5% in the first nine months of 2013, compared to 6.7% in the first nine months of 2012.  The improvement in operating margins in the third quarter and first nine months of 2013 was largely due to the profit margin improvements on the space launch vehicle and target launch vehicle contracts discussed above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows (in thousands, except percentages):

	Third Quarter			First Nine Months
	2013	2012	% Change	2013	2012	% Change
Revenues	$88,125	$129,490	(32%)	$282,736	$370,887	(24%)
Operating income	8,141	12,178	(33%)	29,615	30,127	(2%)
Operating margin	9.2%	9.4%		10.5%	8.1%

Segment Revenues - Satellites and space systems segment revenues decreased $41.4 million, or 32%, in the third quarter of 2013 compared to the third quarter of 2012 due to decreased activity on communications satellite contracts and science and remote sensing satellite contracts.  Communications satellite revenues decreased $32.9 million, or 44%, principally due to the completion of several satellites during the past 12 months and the delayed awards and start-up of new commercial satellite contracts in the first nine months of 2013.   Communications satellite revenues accounted for 48% and 58% of total segment revenues in the third quarter of 2013 and 2012, respectively.  Science and remote sensing satellite revenues decreased $8.1 million, or 30%, primarily due to the completion of a satellite in the first half of 2013.  Space technical services revenues decreased $0.6 million.

Satellites and space systems segment revenues decreased $88.2 million, or 24%, in the first nine months of 2013 compared to the first nine months of 2012 due to decreased activity on communications satellite contracts, partially offset by increased activity on science and remote sensing satellite contracts.  Communications satellite revenues decreased $103.0 million, or 46%, principally due to the completion of several satellites during the past 12 months.  Communications satellite revenues accounted for 42% and 60% of total segment revenues in the first nine months of 2013 and 2012, respectively.  Science and remote sensing satellite revenues increased $14.9 million, or 22%, primarily due to increased activity to complete and deploy a satellite in the first half of 2013 and increased activity on a newer satellite contract.  Space technical services revenues increased $1.1 million, or 1%.

Segment Operating Income - Operating income in the satellites and space systems segment decreased $4.0 million, or 33% in the third quarter of 2013 compared to the third quarter of 2012 primarily due to lower operating income from communications satellite contracts and science and remote sensing satellite contracts.  Communications satellite operating income decreased $2.3 million, or 24%, primarily due to decreased activity on communications satellite contracts and profit margin improvements in the third quarter of 2012 on certain communications satellite contracts that were completed or substantially completed in 2012, partially offset by profit margin improvements in the third quarter of 2013 on certain satellites that were substantially completed in 2013.  Communications satellite operating income accounted for 90% and 79% of total segment operating income in the third quarter of 2013 and 2012, respectively.  Science and remote sensing satellite operating income decreased $2.2 million, or 128%, due to decreased activity on a satellite that was completed in the first half of 2013 and due to a profit margin reduction caused by cost increases on a newer satellite contract.  Space technical services operating income decreased $0.3 million in the third quarter of 2013.

Operating income in the satellites and space systems segment decreased $0.5 million, or 2%, in the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower operating income from communications satellites, partially offset by increased operating income from science and remote sensing satellite contracts.  Communications satellite operating income decreased $2.6 million, or 11%, primarily due to decreased activity on communications satellite contracts and profit margin improvements in the first nine months of 2012 on certain communications satellite contracts that were completed or substantially completed in 2012, partially offset by profit margin improvements on certain satellites that were substantially completed in the first nine months of 2013.  Communications satellite operating income accounted for 69% and 76% of total segment operating income in the first nine months of 2013 and 2012, respectively.  Science and remote sensing satellite operating income increased $2.5 million, or 66%, in the first nine months of 2013 largely due to a profit margin improvement on a satellite that was completed in the first half of 2013, partially offset by a lower profit margin on a newer satellite contract.  Space technical services operating income decreased $0.4 million in the first nine months of 2013.

Satellites and space systems segment operating margins (as a percentage of revenues) decreased marginally to 9.2% in the third quarter of 2013 from 9.4% in the third quarter of 2012.  Operating margins increased to 10.5% in the first nine months of 2013 from 8.1% in the first nine months of 2012 primarily due to the profit margin improvements discussed above.  The communications satellite product line operating margin was approximately 17% in the third quarter of 2013, reflecting profit improvements on the contracts that are nearing completion referenced above.  The communications satellite product line profit margin was approximately 13% in the third quarter of 2012.  We expect that communications satellite product line profit margins will be notably lower in the near-term ensuing quarters.

Advanced Space Programs

Advanced space programs segment operating results were as follows (in thousands, except percentages):

	Third Quarter			First Nine Months
	2013	2012	% Change	2013	2012	% Change
Revenues	$121,259	$120,193	1%	$351,138	$368,103	(5%)
Operating income	6,198	9,883	(37%)	19,582	26,976	(27%)
Operating margin	5.1%	8.2%		5.6%	7.3%

Segment Revenues - Advanced space programs segment revenues increased $1.1 million, or 1%, in the third quarter of 2013 compared to the third quarter of 2012 due to activity on a new commercial contract awarded in the second quarter of 2013, partially offset by decreased activity on the CRS contract and certain national security satellite contracts and an approximately $4 million favorable contract closeout settlement in the third quarter of 2012.  Revenues from the CRS contract decreased $7.6 million, or 14%.  The CRS contract accounted for 38% and 44% of total segment revenues in the third quarter of 2013 and 2012, respectively.  Revenues from national security satellite contracts decreased $1.5 million, or 2%.

Advanced space programs segment revenues decreased $17.0 million, or 5%, in the first nine months of 2013 compared to the first nine months of 2012 due to decreased activity on the CRS contract and national security satellite contracts and the favorable contract closeout settlement in the third quarter of 2012 mentioned above, partially offset by activity on a new commercial contract awarded in 2013.  Revenues from the CRS contract decreased $21.6 million, or 14%.  The CRS contract accounted for 39% and 43% of total segment revenues in the first nine months of 2013 and 2012, respectively.  Revenues from national security satellite contracts decreased $13.7 million, or 7%.

Segment Operating Income - Operating income in the advanced space programs segment decreased $3.7 million, or 37%, in the third quarter of 2013 compared to the third quarter of 2012 primarily due to the favorable contract closeout settlement in the third quarter of 2012 mentioned above.

Operating income in the advanced space programs segment decreased $7.4 million, or 27%, in the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower activity on national security satellite contracts, the favorable contract closeout settlement in 2012 mentioned above and decreased activity on the CRS contract.  These factors were partially offset by activity on a new contract awarded in 2013 mentioned above.

Advanced space programs segment operating margins (as a percentage of revenues) decreased to 5.1% in the third quarter of 2013 from 8.2% in the third quarter of 2012.  The lower profit margin was principally due to the favorable contract closeout settlement in the third quarter of 2012 mentioned above.  Segment operating margin decreased to 5.6% in the first nine months of 2013 from 7.3% in the first nine months of 2012 primarily due to the favorable contract closeout settlement in 2012 mentioned above and lower profit margins in 2013 on certain national security satellite contracts.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $15.3 million and $17.5 million in the third quarter of 2013 and 2012, respectively, and $40.2 million and $49.9 million in the first nine months of 2013 and 2012, respectively.  The intersegment revenue eliminations were primarily comprised of $12.8 million and $15.4 million in the third quarter of 2013 and 2012, respectively, and $31.7 million and $42.9 million in the first nine months of 2013 and 2012, respectively, of Antares revenues recorded in the launch vehicles segment in connection with the COTS program that is being reported as a research and development program in our advanced space programs segment.

Backlog

Our firm backlog was approximately $2.0 billion and $2.2 billion at September 30, 2013 and December 31, 2012, respectively.  We expect to convert approximately $330 million of the September 30, 2013 firm backlog into revenue during the remainder of 2013.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $5.4 billion at September 30, 2013 and $5.0 billion at December 31, 2012.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash provided by operating activities in the first nine months of 2013 was $31.8 million, compared to cash used in operating activities of $19.3 million in the first nine months of 2012.  The increase in operating cash flow resulted primarily from the net effect of changes in working capital and certain other assets and liabilities.  During the first nine months of 2013, changes in working capital and other assets and liabilities used $74.3 million of cash, compared to $126.4 million of cash used in the first nine months of 2012.  Changes in working capital in the first nine months of 2013 included an increase in receivables of $42.9 million principally due to increased unbilled receivables pertaining to the CRS contract.  Under the terms of the CRS contract, approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  The first CRS mission is currently expected to be completed in late 2013.  Changes in working capital in the first nine months of 2013 also included a decrease in deferred revenues and customer advances of $35.0 million due primarily to the recognition of performance on certain satellite contracts that offset advance cash proceeds received in prior periods.

Cash Flow from Investing Activities

Cash used in investing activities was $23.5 million and $15.2 million in the first nine months of 2013 and 2012, respectively.  We spent $27.5 million on capital expenditures in the first nine months of 2013 compared to $40.8 million in the first nine months of 2012.  The reduction in capital expenditures in the first nine months of 2013 was largely due to decreased spending for equipment to support our Antares development program.  We also received proceeds of $4.0 million in the first nine months of 2013 pertaining to a purchase price adjustment, and in the first nine months of 2012 we received proceeds of $25.6 million in connection with the sale of certain property and equipment at the NASA Wallops Facility to the Commonwealth of Virginia.

Cash Flow from Financing Activities

Cash provided by financing activities was $0.7 million and $2.8 million in the first nine months of 2013 and 2012, respectively.  During the first nine months of 2013 and 2012, we received $4.1 million and $2.6 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock option plan purchases.  We also made $5.6 million of principal payments on our long-term obligations in the first nine months of 2013.

Term Loan and Credit Facility - As of September 30, 2013, we had $144.4 million outstanding in connection with a senior secured term loan (the "Term Loan") under our revolving secured credit facility (the "Credit Facility"), discussed below.

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

As of September 30, 2013, there were no revolving loan borrowings under the Credit Facility, although $3.7 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of September 30, 2013, approximately $257 million of the Credit Facility was available for borrowings.

    Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of September 30, 2013, we were in compliance with all of these covenants.

Available Cash and Future Funding

At September 30, 2013, we had $241.3 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  Significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk exposure is primarily related to the market value of certain investments that we hold as of September 30, 2013, changes in certain foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Investments

As discussed in Note 7 to the accompanying financial statements, we currently hold investments in certain auction-rate and preferred stock securities.  We may be required to record impairment charges if there are reductions in the fair value of these investments in future periods.

Foreign Currency Exchange Rate Risk

We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At September 30, 2013, we had $13.2 million of receivables denominated in euros and we had euro/U.S. dollar forward contracts with a fair value that was a liability of $1.3 million, as discussed in Note 8 to the accompanying financial statements.

Interest Rate Risk

We are impacted by changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include our bank term loan as well as our cash and cash equivalents.  We assess our interest rate risks on a regular basis.

As of September 30, 2013, the recorded value and fair value of our bank term loan was $144.4 million.  The term loan has a variable interest rate of LIBOR plus 1.75%, or 1.94%, at September 30, 2013.   Generally, the fair market value of our variable interest rate debt will increase or decrease based on general market conditions for bank loans, Orbital's credit rating and the remaining term of the loan.

As of September 30, 2013, a hypothetical 100 basis point change in interest rates in connection with our cash and cash equivalents would result in an annual change of approximately $2 million in interest income.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $13.1 million at September 30, 2013.  This liability is subject to fluctuation based on the market value of the investment options selected by participants.

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

On June 20, 2013, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against United Launch Alliance, LLC ("ULA") and RD Amross LLC alleging violations of United States antitrust laws as a results of the defendants' exclusivity arrangement with respect to the RD-180 rocket engine and ULA's control of the market for launch systems and services used for medium-class payload missions.  We are seeking damages of at least $515 million, which may be trebled, as well as injunctive and declaratory relief.

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

ORBITAL SCIENCES CORPORATION

DATED: October 24, 2013	By:	/s/ David W. Thompson
David W. Thompson
Chairman of the Board, President and Chief Executive Officer

DATED: October 24, 2013	By:	/s/ Garrett E. Pierce
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