Form 10-K
period 2013-12-31
ORBITAL SCIENCES CORP /DE/
filed 2014-02-25
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 28, 2013 was approximately $1,029,000,000.

As of February 18, 2014, 60,547,861 shares of the registrant's Common Stock were outstanding.

Portions of the registrant's definitive proxy statement to be filed on or about March 10, 2014 are incorporated by reference in Part III of this report.

Pegasus is a registered trademark and service mark of Orbital Sciences Corporation; Taurus is a registered trademark of Orbital Sciences Corporation; Orbital, Minotaur, Antares and Cygnus are trademarks of Orbital Sciences Corporation.

PART I

Item 1.  Business

General

We develop and manufacture small- and medium-class rockets and space systems for commercial, military and civil government customers, including the U.S. Department of Defense ("DoD"), the National Aeronautics and Space Administration ("NASA"), other U.S. Government agencies, and major domestic and international commercial satellite operators.  Our products and services are grouped into three reportable business segments: launch vehicles, satellites and space systems, and advanced space programs, which are described below.

●	Launch Vehicles - Rockets that are used as small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems, and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

●	Satellites and Space Systems - Small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies .

●	Advanced Space Programs - Human-rated space systems for Earth-orbit and deep-space exploration, and small- and medium-class satellites used for national security space programs and to demonstrate new space technologies, and advanced flight systems for atmospheric and space missions.

Our general strategy is to develop and expand a core integrated set of space and launch systems technologies and products, focusing on the design and manufacture of affordable rockets, satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors.  Another part of our strategy is to seek customer contracts that will fund new product development and enhancements to our existing launch vehicle and space systems product lines.  As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small- and medium-class rockets and space systems, we believe we are well positioned to capitalize on the demand for more affordable space-technology systems in commercial satellite communications, space-based military and intelligence operations, and missile defense programs, and to take advantage of government-sponsored initiatives in human space exploration, space-based scientific research and interplanetary exploration

Orbital was incorporated in Delaware in 1987 to consolidate the assets, liabilities and operations of two predecessor entities established in 1982 and 1983.  Our corporate headquarters are located at 45101 Warp Drive, Dulles, Virginia 20166, our telephone number is (703) 406-5000 and our website is www.orbital.com.

Description of Orbital's Products and Services

       Launch Vehicles

       Our launch vehicles segment develops and produces space launch vehicles, interceptor launch vehicles and target launch vehicles.

       Space Launch Vehicles - We develop and produce small-class launch vehicles that place satellites weighing up to 4,000 lbs. into low-Earth orbit, including the Pegasus and Minotaur space launch vehicles that are used by commercial, civil government and military customers.  Our Pegasus launch vehicle is launched from our L-1011 carrier aircraft to deploy relatively lightweight satellites into low-Earth orbit.  The ground-launched Minotaur launch vehicle family combines Minuteman II and Peacekeeper ballistic missile rocket motors with our Pegasus technology to carry heavier payloads into orbit.  In 2013, we conducted one successful Pegasus launch, a successful Minotaur I launch, and the first flight of our Minotaur V launch vehicle, which successfully deployed the NASA-built Lunar Atmosphere and Dust Environment Explorer into lunar orbit.  Also in 2013, a commercial satellite operator selected a version of our Minotaur rocket to launch a group of imaging satellites.

       In 2013, we completed development of our medium-capacity Antares rocket which increases the payload capacity of our space launch vehicles to approximately 14,000 lbs. for launches to low-Earth orbit and lighter payloads into higher orbits.  In April 2013, we conducted the first successful test flight of Antares, followed by a second successful flight in September 2013, as part of our Commercial Orbital Transportation Services ("COTS") contract with NASA.  Under our Commercial Resupply Services ("CRS") contract with NASA, we expect to perform eight Antares launches through 2016 to deliver cargo to the International Space Station ("ISS").  The first successful CRS mission occurred in January 2014.  We are also marketing the Antares vehicle to other U.S. Government and commercial customers.

       Interceptor Launch Vehicles - We develop and produce rockets that are used as interceptor launch vehicles for missile defense systems, including interceptor boosters that carry "kill vehicles" designed to defend against ballistic missile attacks.  Pursuant to contracts with The Boeing Company ("Boeing"), we are the sole supplier of operational and test interceptor boosters for the U.S. Missile Defense Agency's ("MDA") Ground-based Midcourse Defense ("GMD") program, for which our interceptor boost vehicle, a modified version of our Pegasus rocket, is being used as a major operational element in the U.S. national missile defense system.  We conducted two successful launches of our interceptor boost vehicle in 2013.  Orbital is currently under contract to provide booster vehicles in support of the GMD program through 2018; additional work was added to our existing contracts with Boeing last year.

Target Launch Vehicles - We design and produce target launch vehicles used in the development and testing of missile defense systems.  Our target launch vehicles include suborbital rockets and their principal subsystems, as well as payloads carried by such vehicles.  Various branches and agencies of the U.S. military, including MDA, use our target launch vehicles as targets for defense-related applications such as ballistic missile interceptor testing and related experiments.  These rockets are programmed to simulate incoming enemy missiles, offering an affordable and reliable means to test advanced missile defense systems.  Our family of target vehicles extends from long-range ballistic target launch vehicles, which include targets for testing MDA's GMD system, to medium- and short-range target vehicles designed to simulate threats to U.S. and allied military forces deployed in overseas theaters.  We have also developed a short-range supersonic sea-skimming target ("SSST") that flies just above the ocean's surface and is currently being used by the U.S. Navy.  In 2013, we performed ten successful SSST missions.  Various government agencies purchased a total of 16 new target vehicles from Orbital last year .

       Satellites and Space Systems

      Our satellites and space systems segment is involved in developing and producing communications satellites, science and remote sensing satellites, and related subsystems, and we also provide space technical services primarily related to scientific satellite and suborbital research rocket missions.

       Communications Satellites - We design and manufacture small- and medium-class geosynchronous-Earth orbit ("GEO") satellites that provide cable and direct-to-home television distribution, business data network connectivity, regional mobile telephony and other space-based communications services.  During 2013, we delivered three GEO communications satellites to commercial customers; two were launched and placed into service in 2013, while the third was launched and placed into service in early 2014.  We were also selected by three commercial satellite operators for a total of four firm and option satellite orders in 2013.

       Science and Remote Sensing Satellites - Our small- and medium-class low-Earth orbit satellites and other spacecraft are used to conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies.  Our Landsat-8 observation satellite was successfully launched and placed into service in 2013.  We also were selected by NASA in 2013 to build scientific spacecraft for its Ionospheric Connection Explorer mission and Transiting Exoplanet Survey Satellite mission.

       Space Technical Services - We provide advanced space systems and subsystems, including satellite command and data handling, attitude control and structural subsystems and a broad range of space-related technical services, including analytical, engineering and manufacturing services for space-related science and defense programs.  We also design, build and integrate a variety of small scientific research rockets and support field operations and launch activities for such vehicles.  Twenty of these research rockets were launched in 2013 .

       Advanced Space Programs

       Our advanced space programs segment is involved in developing and producing human-rated space systems and satellites and related systems primarily used for national security space programs, as well as advanced flight systems for atmospheric and space missions.

       Human-Rated Space Systems - We design and manufacture advanced human-rated spacecraft to be used in Earth orbit, planetary exploration and other space missions.  In 2008, under the COTS research and development program, we entered into an agreement with NASA to design, build and demonstrate a new space transportation system that has the capability to deliver cargo and other supplies to the ISS.  This developmental program was completed in 2013 with the success of our COTS demonstration mission in September 2013, which delivered cargo to the ISS using our Cygnus advanced maneuvering spacecraft that was launched on our Antares launch vehicle.  In addition, under our CRS contract with NASA, we expect to perform eight cargo transportation missions to the ISS using the Antares/Cygnus space transportation system.  As discussed above, our first CRS mission was successfully completed in February 2014, and we expect to conduct two more CRS missions in 2014.

       Advanced Flight Systems - We develop and build advanced flight systems for atmospheric and space missions.  We are engaged in a new customer-funded development program to design, build and test a medium-class air-launched rocket and related systems under a contract awarded in 2013.  We have developed the operational concept and preliminary design for the air-launched system and are responsible for overall systems engineering, as well as development, production, test and operations of the air-launched rocket and related ground operations.

       National Security Space Systems - We develop and produce small- and medium-class satellites and related systems used for a variety of national security space missions and related technology demonstration programs.

Customers

     Customers that accounted for 10% or more of our consolidated revenues in 2013 and 2012 were DoD and NASA.  Customers that accounted for 10% or more of our consolidated revenues in 2011 were DoD, NASA and Boeing.

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
    Company)
Space Exploration Technologies Corp.
Lockheed Martin Corporation
Russian, Indian and Chinese launch vehicles could
    represent competition for commercial, as
    opposed to U.S. Government, launches

Interceptor launch vehicles	Lockheed Martin Corporation Raytheon Company
Target launch vehicles	Lockheed Martin Corporation L-3 Communications, Inc. Kratos Defense & Security Solutions, Inc.
Communications satellites
Airbus Defense  and Space (formerly EADS
    Astrium)
The Boeing Company
Lockheed Martin Corporation
Space Systems/Loral, a subsidiary of
    MacDonald, Dettwiler and Associates Ltd.
Reshetnev Company - Information Satellite
    Systems
Thales Alenia Space
Mitshubishi Electric Corp.

Science and remote sensing satellites and national security space systems
Ball Aerospace and Technologies Corp.
Lockheed Martin Corporation
Northrop Grumman Corporation
The Boeing Company
Alliant Techsystems Inc.
Sierra Nevada Corporation
Surrey Satellite Technology Limited, a subsidiary of
    Airbus Group

Space technical services	Our space technical services business competes with many companies, from large defense contractors to small niche competitors
Human-rated space systems	Space Exploration Technologies Corp. European Space Agency Japan Aerospace Exploration Agency Russian Federal Space Agency

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

Research and Development

      We invest in product-related research and development to conceive and develop new products and to enhance existing products.  Our research and development expenses totaled approximately $89.2 million, $114.2 million and $102.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.  We believe our research and development expenses will continue to decline in 2014.

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

       We rely upon sole-source suppliers for most solid-propellant rocket motors and liquid-propellant rocket engines used on our launch vehicles.   For example, our Antares launch vehicle uses liquid-propellant AJ-26 engines, which are modified Russian rocket engines, for its first stage.  These engines are only available from one supplier and are no longer in production.  While there is sufficient quantity of these engines to complete the remaining seven missions under the CRS program, there is a limited existing supply available for other potential missions.  The inability of our current suppliers to provide us with rocket motors and engines, such as the AJ-26, could result in significant contract delays, cost increases and loss of revenues due to the time, resources and effort that would be required to develop or adapt other engines or motors for use in our products.

       Our business is not seasonal.

U.S. Government Contracts

       During 2013, 2012 and 2011, approximately 83%, 79% and 71%, respectively, of our total annual revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with other U.S. Government contractors.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.

       Our major contracts with the U.S. Government primarily fall into two categories: cost-reimbursable contracts and fixed-price contracts.  Approximately 52% and 48% of our revenues from U.S. Government contracts in 2013 were derived from cost-reimbursable contracts and fixed-price contracts, respectively.  Under cost-reimbursable contracts, we recover our actual allowable costs incurred, allocable indirect costs and a fee consisting of (i) a base amount that is fixed at the inception of the contract and/or (ii) an award amount that is based on the customer's evaluation of our performance in terms of the criteria stated in the contract.  Our fixed-price contracts include firm fixed-price and fixed-price incentive fee contracts.  Under firm fixed-price contracts, work performed and products shipped are priced at a fixed amount without adjustment for actual costs incurred in connection with the contract.  Therefore, we bear the risk of loss if costs increase, although some of this risk may be passed on to subcontractors.  Fixed-price incentive fee contracts provide for sharing by us and the customer of unexpected costs incurred or savings realized within specified limits, and may provide for adjustments in price depending on actual contract performance other than costs.  Costs in excess of the negotiated maximum (ceiling) price and the risk of loss by reason of such excess costs are borne by us, although some of this risk may be passed on to subcontractors.

       As noted above, we derive a significant portion of our revenues from U.S. Government contracts, which are dependent on continued political support and federal funding.  All our U.S. Government contracts and, in general, our subcontracts with other U.S. Government prime contractors provide that such contracts may be terminated for convenience at any time by the U.S. Government or the prime contractor, respectively.  Furthermore, any of these contracts may become subject to a government-issued stop work order under which we would be required to suspend production.  In the event of a termination for convenience, contractors generally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for reasonable profit thereon or adjustment for loss if completion of performance would have resulted in a loss.  For a more detailed description of risks relating to the U.S. Government contract industry, see "Item 1A – Risk Factors."

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

Regulation

     Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. Government and, in certain circumstances, the governments of other countries.  Commercial space launches require licenses from the U.S. Department of Transportation ("DoT"), and the operation of our L-1011 aircraft require licenses from certain agencies of the DoT, including the Federal Aviation Administration ("FAA").  The use of the AJ-26 engine, which is a modified Russian rocket engine, on our Antares rocket requires a Russian government license, which we have obtained for our missions currently under contract.  The Federal Communications Commission ("FCC") also requires licenses for radio communications during our rocket launches.  Our classified programs require that we and certain of our employees maintain appropriate security clearances.  We also require export licenses from the U.S. Department of State ("DoS"), the U.S. Department of Commerce ("DoC") and, occasionally, the governments of other countries with respect to transactions we have with foreign customers or foreign subcontractors.

Contract Backlog

       Our firm backlog was approximately $2.15 billion at December 31, 2013 and approximately $2.20 billion at December 31, 2012.  While there can be no assurance, we expect to convert approximately $990 million of the 2013 year-end firm backlog into revenues during 2014.  Our firm backlog as of December 31, 2013 included approximately $1.7 billion of contracts with the U.S. Government and its agencies or from subcontracts with prime contractors of the U.S. Government.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.  Firm backlog from U.S. Government contracts at December 31, 2013 included total funded orders of about $700 million and orders not yet funded of about $970 million.  Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations.  Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause, which could result in a reduction in backlog.

       Total backlog was approximately $5.16 billion at December 31, 2013.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Employees

       As of February 18, 2014, Orbital had approximately 3,300 employees.  Our employees are not subject to collective bargaining agreements.  We believe our employee relations are good.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of the executive officers of Orbital as of February 18, 2014.  All executive officers are appointed annually and serve at the discretion of the Board of Directors.

Name	Age	Position
David W. Thompson	59	Chairman of the Board, President and Chief Executive Officer

Garrett E. Pierce	69	Vice Chairman and Chief Financial Officer, Director
Antonio L. Elias	64	Executive Vice President and Chief Technical Officer

Ronald J. Grabe	68	Executive Vice President and General Manager, Launch Systems Group

Michael E. Larkin	58	Executive Vice President and General Manager, Space Systems Group

Frank L. Culbertson, Jr.	64	Executive Vice President and General Manager, Advanced Programs Group

Tom E. McCabe	59	Senior Vice President, General Counsel and Corporate Secretary

David W. Thompson is a co-founder of Orbital and has been Chairman of the Board and Chief Executive Officer of Orbital since 1982.  From 1982 until October 1999, he also served as our President, a role he resumed in 2011.  Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory.  Mr. Thompson is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, and a Fellow of the American Astronautical Society and the Royal Aeronautical Society, and is a member of the U.S. National Academy of Engineering.  He also serves as a member of the Board of Trustees of the California Institute of Technology.

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

Thomas E. McCabe was appointed Senior Vice President, General Counsel and Corporate Secretary in January 2014.  Before joining Orbital, he served from 2010 to 2014 as Senior Vice President, General Counsel and Secretary of Alion Science and Technology Corporation, a provider of advanced engineering and technology solutions.  From 2008 to 2010 he served as Executive Vice President and General Counsel, and President of the Federal business, of Braintech, Inc., which provided automated vision systems for industrial and military robots.  Earlier in his career, he was Vice President and Deputy General Counsel of XM Satellite Radio from 2005 through its merger with Sirius Satellite Radio in 2008.  He also served as President, CEO and a director of software provider MicroBanx Systems from 2001 to 2005, and President, CEO and a director of its parent company, COBIS Corporation, from 2004 to 2005.  From 1992 to 2000, he was a senior executive at GRC International, Inc., a provider of advanced software and technology solutions, serving as Senior Vice President, General Counsel, Secretary and Director of Corporate Development through its sale to AT&T in 2000.  He was an attorney in private practice from 1982 to 1991.  He began his career as judicial clerk for Judge Charles R. Richey at the United States District Court for the District of Columbia from 1981 to 1982.

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

Special Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, and forecasts of future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include the words "anticipate," "forecast," "expect," "believe," "should," "will," "intend," "plan" and words of similar substance.  Such forward-looking statements are subject to risks, trends and uncertainties that could cause the actual results or performance of the company to be materially different from the forward-looking statement.  Uncertainty surrounding factors such as continued government support and funding for key space and defense programs, new product development programs, the availability of key product components, such as our Antares engines, product performance and market acceptance of products and technologies, achievement of contractual milestones, government contract procurement and termination risks, and income tax rates may materially impact Orbital's actual financial and operational results.  We are under no obligation to, and expressly disclaim any obligation or undertaking to update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.

Item 1A.  Risk Factors

Investors should carefully consider, among other factors, the risks listed below.

We derive a significant portion of our revenues from U.S. Government contracts, which are dependent on continued political support and funding.

The majority of our total annual revenues and our firm backlog at December 31, 2013 were derived from U.S. Government contracts.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis and are subject to uncertain future funding levels.  Furthermore, key human space initiatives, missile defense programs, and other space programs must compete with other programs for consideration during the federal budgeting and appropriation process, and support and funding for any U.S. Government program may be influenced by general economic conditions, political considerations and other factors.  A decline in U.S. Government support and funding for programs in which we participate could result in contract terminations, delays in contract awards, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, any of which could have a material adverse effect on our financial condition and results of operations.

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

       U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors.  These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.  Charging practices relating to labor, research and development, and other costs that may be charged directly or indirectly to U.S. Government contracts are often scrutinized to determine that such costs are allowable under U.S. Government contracts and furthermore that such costs are reasonable.  Any costs determined to be unallowable or unreasonable may not be reimbursed, and such costs already reimbursed may be subject to repayment.  If the amount of such costs were significant, our results of operations, financial condition and cash flow could be materially adversely affected.  For example, we expect to recover a significant portion of our research and development expenses through billings under certain of our U.S. Government contracts in accordance with applicable regulations, but such billings could be reversed or rejected by the U.S. Government.  Our inability to recover a significant portion of such expenses could materially adversely affect our financial condition, results of operations and cash flow.

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

Approximately 83% of our 2013 revenues were derived from direct or indirect contracts with the U.S. Government.  All of our direct and indirect contracts with the U.S. Government or its prime contractors may be terminated or suspended at any time, with or without cause, for the convenience of the government.  U.S. Government contract awards also may be subject to bid protests, which may result in a contract award being rescinded or subject to reprocurement.  In addition, our commercial satellite contracts also give the customer the right to unilaterally terminate the contract.  For these reasons, we cannot assure you that all of our backlog will ultimately be recognized in revenues.  Termination or suspension of any of our significant U.S. Government contracts or termination of our commercial contracts could result in the loss of future revenues and unreimbursable expenses or charges that could have a materially adverse effect on our financial condition, results of operations and cash flow.  Furthermore, the termination of any such contracts for default could also have a material adverse effect on our reputation and ability to obtain new business in the future.

We are dependent on a single U.S. Government contract for a large percentage of our revenues and backlog.

Our CRS contract to deliver cargo to the ISS accounted for approximately 24% of our revenues in 2013, and we expect it to continue to account for a material percentage of our revenues in 2014.  Given the uncertainty surrounding future government spending and the right of U.S. Government customers to terminate our contracts for convenience, there can be no assurance that the remaining backlog for this contract will ultimately be recognized in revenues.  NASA could cancel our CRS contract for any reason, including as a result of reductions in appropriations or our failure to achieve milestones due to technical issues or delays.  A cancellation of our CRS contract could have a material adverse effect on our financial condition, results of operations and cash flow.

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

Some of our satellite contracts provide for performance-based payments to be made to us after the satellite is in orbit over periods that may be as long as 15 years.  Additionally, some satellite contracts require us to refund a portion of the contract price to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  Certain contracts include payment milestones that are contingent upon a successful launch.  For example, approximately 25% of the contract value of our CRS contract is billable and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  As of December 31, 2013, we have recognized a total of $1.3 billion of revenues on this contract which has a total contract value of approximately $1.9 billion.  If we do not successfully complete these launch and delivery milestones, we may be required to record significant revenue and profit reductions.

While our practice is generally to procure insurance policies that we believe would indemnify us for satellite and launch success incentive fees or contract milestones that are not earned and for performance refund obligations, insurance may not be available on economical terms, if at all, for each of our satellite and launch programs.  Further, in some cases, we may elect not to procure insurance.  In addition, some of our satellite and launch contracts require us to pay penalties in the event that satellites are not delivered or a launch does not occur on a timely basis, or to refund cash receipts to the customer if a contract is terminated for default.  Our failure to earn performance-based contract milestones, or a requirement that we refund cash to the customer or pay delay penalties, could materially adversely affect our financial condition, results of operations and cash flow.

Contract cost overruns could materially adversely impact our financial results.

We provide our products and services primarily through cost-reimbursable and fixed-price contracts.  Cost overruns, if significant, could materially adversely impact our financial results:

●	Under cost-reimbursable contracts, we are reimbursed for allowable incurred costs plus a fee, which may be fixed or variable (based, entirely or in part, on the customer's evaluation of our performance under the contract). There is no guarantee as to the amount of fee, if any, that we will be awarded under a cost-reimbursable contract with a variable fee. In addition, the price on a cost-reimbursable contract is based on allowable costs incurred, but generally is subject to customer funding limitations. If we incur costs in excess of the amount funded, we may not be able to recover such costs in excess of the amount funded, we may not be able to recover such costs.

●	Under fixed-price contracts, our customers pay us for work performed and products shipped based on an agreed-upon price, without adjustment for any cost overruns. Therefore, we generally bear all of the financial risk as a result of increased costs on these contracts, although some of this risk may be passed on to subcontractors. Some of our fixed-price contracts provide for sharing of unexpected cost increases or savings realized within specified limits and may provide for adjustments in price depending on actual contract performance. We bear the entire risk of cost overruns in excess of the negotiated maximum amount of unexpected costs to be shared. Our commercial contracts are generally fixed-price agreements. In addition, a significant percentage of our revenues from U.S. Government contracts over the last three years was derived from fixed-price agreements, and we believe this trend will continue in future years.

Our success depends on our ability to penetrate and retain markets for our existing products and to continue to conceive, design, manufacture and market new products on a cost-effective and timely basis.

       The development of new or enhanced products and the expansion of existing products into new markets are complex and uncertain strategies that require the accurate anticipation of technological and market trends and can require a significant amount of time and expense to accomplish.  We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or acceptance of new products and enhancements.   In addition, new product development programs often experience schedule delays and cost overruns.  There can be no assurance that we will be able to achieve the technological advances necessary to remain competitive and profitable, that new products will be developed and manufactured on schedule or on a cost-effective basis or that our existing products will not become technologically obsolete.  Our failure to predict accurately the needs of our customers and prospective customers and to develop products or product enhancements that address those needs, may result in the loss of current customers or the inability to secure new customers.

       We have made a substantial investment in the design, development, production and marketing of the Antares medium-class launch vehicle and the Cygnus advanced maneuvering spacecraft, and we are considering other product enhancements.  Future technical issues or launch failures associated with these products could impact the achievement of performance milestones, result in the cancellation of existing contracts or affect our ability to win new business in the medium-class launch services market, any of which could have a material adverse effect on our financial condition and results of operation.

       Furthermore, as a result of technical issues with the AJ-26 rocket engines and the limited inventory of such engines, which are no longer being manufactured, it is uncertain whether the AJ-26 engine is a viable long-term option for our Antares launch vehicle.  While we believe we have an adequate supply of such engines to satisfy our current Antares contracts and a limited number of additional missions, we have been exploring the feasibility of alternative propulsion systems.  Any transition to such an alternative would entail a material investment of time and financial resources.  If we are unable to identify a viable alternative propulsion system and modify the Antares launch vehicle in a timely and economical manner, it could limit our long-term ability to compete in the medium-class launch services market.

There can be no assurance that our products will be successfully developed or manufactured or that they will perform as intended.

Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions.  From time to time, we experience product failures, cost overruns in developing and manufacturing our products, delays in delivery and other operational problems.  We have experienced product and service failures, schedule delays and other problems in connection with certain of our launch vehicles, satellites, advanced space systems and other products, and may have similar occurrences in the future.  Some of our satellite and launch services contracts impose monetary penalties on us for delays and for performance failures, which penalties could be significant.  In addition to any costs resulting from product warranties or required remedial action, product failures or significant delays may result in increased costs or loss of revenues due to the postponement or cancellation of subsequently scheduled operations or product deliveries and may have a material adverse effect on our financial condition, results of operations and cash flow.  Negative publicity from a product failure could damage our reputation and impair our ability to win new contracts.

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

      Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. Government and, in certain circumstances, the governments of other countries. Commercial space launches, the reentry of our Cygnus maneuvering spacecraft during CRS operational missions, and operation of our L-1011 aircraft require licenses from certain agencies of the DoT, including the FAA.  The use of modified Russian rocket engines on our Antares rocket requires a Russian government license, which we have obtained for our missions currently under contract.  The FCC also requires licenses for radio communications during our rocket launches.  Our classified programs require that certain of our facilities and certain of our employees maintain appropriate security clearances.

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

       There can be no assurance that we will be successful in our future efforts to secure and maintain necessary licenses, clearances or other U.S. or foreign government regulatory approvals.  Our failure to do so could prevent or delay the launch of our rockets or delivery of our other products, which could have a material adverse effect on our financial condition, results of operations and cash flow.

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

       Our credit facility contains certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur debt, make dividend payments, make investments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions.  These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions.  In addition, failure to meet any of the financial covenants in our credit facility could cause an event of default under and/or accelerate some or all of our indebtedness, which could have a material adverse effect on our financial condition, results of operations and cash flow.

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

       From time to time we may evaluate potential acquisitions that we believe would enhance our business.  Potential acquisitions often require substantial management resources and could have the potential to divert our attention from our existing business.  We may not be able to integrate acquired operations without encountering difficulties, including the disruption of our ongoing business.  The anticipated benefits of completed business acquisitions may not be fully realized if we are unable to successfully integrate the acquired operations, technologies and personnel into our organization.

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

Approximately 1.3 million square feet of our property, consisting primarily of office space, is leased and 270,000 square feet is owned.  Our owned property consists of our two 135,000 square foot state-of-the-art space systems manufacturing facilities that primarily house our satellite manufacturing, assembly and testing activities in Dulles, Virginia and Gilbert, Arizona.  Our primary manufacturing facility for our launch vehicles in Chandler, Arizona, consisting of approximately 370,000 square feet, is leased, supplemented by leased and government-owned facilities at Vanderberg Air Force Base, California; Wallop Island, Virginia and Huntsville, Alabama.

       We believe that our existing facilities are adequate for our immediate requirements.

Item 3.  Legal Proceedings

      From time to time we are party to certain litigation or other legal proceedings arising in the ordinary course of business.  Because of the uncertainties inherent in litigation, we cannot predict whether the outcome of such litigation or other legal proceedings will have a material adverse effect on our results of operations, financial condition or cash flow; however, we do not believe that any of these matters will have a material adverse effect on our results of operations, financial condition or cash flow.

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

On February 18, 2014, there were 2,235 Orbital common stockholders of record.

Our common stock trades on The New York Stock Exchange ("NYSE") under the symbol ORB.  The range of high and low sales prices of Orbital common stock, as reported on the NYSE, was as follows:

2013	High	Low
4th Quarter	$24.16	$20.65
3rd Quarter	21.72	17.26
2nd Quarter	18.76	15.71
1st Quarter	16.89	13.97

2012	High	Low
4th Quarter	$15.18	$11.90
3rd Quarter	15.12	12.26
2nd Quarter	13.50	10.59
1st Quarter	15.23	12.96

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

We did not repurchase any of our equity securities during the fourth quarter of 2013.  We did not issue any equity securities on an unregistered basis during 2013.

The following graph compares the yearly cumulative total return on the company's common stock against the cumulative total return on the S&P 500 Index and the Dow-Jones Aerospace/Defense Index for the five-year period commencing on December 31, 2008 and ending on December 31, 2013.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data

The selected consolidated financial data presented below for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited consolidated financial statements.  The selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2013		2012	2011	2010	2009
	(In thousands, except per share data)
Operating Data:
Revenues	$1,365,271		$1,436,769	$1,345,923	$1,294,577	$1,125,295
Cost of revenues	1,062,466		1,097,190	1,074,389	1,007,668	890,313
Operating expenses	189,260		227,008	191,740	213,895	182,689
Income from operations	113,545		112,571	79,794	73,014	52,293
Interest income and other, net	(5,368	)(1)	749	19,335	1,848	7,130
Interest expense	(4,556)		(11,275)	(11,096)	(9,778)	(9,039)
Debt extinguishment expense	—		(10,261)	—	—	—
Income before taxes	103,621		91,784	88,033	65,084	48,222
Income tax provision	(35,255)		(30,778)	(20,639)	(17,615)	(11,615)
Net income	$68,336		$61,006	$67,394	$47,469	$36,607

Basic income per share	$1.13		$1.03	$1.14	$0.81	$0.64
Diluted income per share	$1.13		$1.02	$1.13	$0.81	$0.63
Basic weighted-average shares outstanding	60,161		59,165	58,531	57,683	56,787
Diluted weighted-average shares outstanding	60,444		59,457	59,127	58,335	57,496

Cash Flow Data:
Cash flow from operating activities	$52,615		$(7,666)	$65,136	$(479)	$102,783
Cash flow from investing activities	(18,819)		(26,586)	(59,815)	(134,452)	(44,105)
Cash flow from financing activities	(283)		7,357	1,483	14,360	(13,999)

Balance Sheet Data:
Cash and cash equivalents	$265,837		$232,324	$259,219	$252,415	$372,986
Net working capital	639,956		522,112	416,050	316,617	364,429
Total assets	1,284,761		1,211,454	1,130,800	1,062,536	929,481
Long-term obligations, net	135,000		143,236	131,182	125,535	120,274
Stockholders' equity	795,301		713,546	643,279	568,617	502,460
_________________________________________________
(1)      In 2013, the company recorded a $10.0 million pretax charge ($6.1 million after tax) to write off a non-current asset and a $3.7 million gain (pretax and after tax) on the sale of investments.

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

Overview

Introduction

Orbital Sciences Corporation develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.  Our primary products and services include the following:

●	Launch Vehicles - Rockets that are used as small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

●	Satellites and Space Systems - Small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies.

●	Advanced Space Programs - Human-rated space systems for Earth-orbit and deep-space exploration, and small- and medium-class satellites used for national security space programs and to demonstrate new space technologies, and advanced flight systems for atmospheric and space missions.

Our general strategy is to develop and expand a core integrated set of space and launch system technologies and products, focusing on the design and manufacture of affordable rockets, satellites and other space systems in order to establish and expand positions in niche markets that have not typically been emphasized by our larger competitors.  Another part of our strategy is to seek customer contracts that will fund new product development and enhancements to our existing launch vehicle and space systems product lines.  As a result of our capabilities and experience in designing, developing, manufacturing and operating a broad range of small- and medium-class rockets and space systems, we believe we are well positioned to capitalize on the demand for more affordable space-technology systems in commercial satellite communications, space-based military and intelligence operations and military defense programs, and to take advantage of government-sponsored initiatives in human space exploration, space-based scientific research and interplanetary exploration.

Business and Industry Considerations

      U.S. Government Business - During 2013, 2012 and 2011, approximately 83%, 79% and 71%, respectively, of our consolidated revenues were derived from contracts with the U.S. Government and its agencies or from subcontracts with other U.S. Government contractors.  Most of our U.S. Government contracts are funded incrementally on a year-to-year basis.  As a result, our operations and our financial results in any period could be impacted substantially by trends in U.S. Government spending, shifting priorities in DoD (including the U.S. Air Force, Navy and MDA), NASA and other agency budgets, the types of contracts and payment terms mandated by the U.S. Government and changes in the Executive Branch and Congress.  These factors, which are largely beyond our control, could have a significant impact on our business.

       In January 2014, Congress passed the Consolidated Appropriations Act for 2014 (the "Appropriations Act") which funds U.S. Government spending for the remainder of Government Fiscal Year ("GFY") 2014.  Although the Appropriations Act calls for a modest increase in the federal budget and scales back the impact of sequestration, we believe the focus of Congress on reducing the federal deficit could continue to affect the existing and future programs of our primary U.S. Government customers in the near term.

       Under the Appropriations Act, NASA is funded at approximately $18 billion for GFY 2014, in line with the President's request and similar to funding levels over the last two years.  Importantly, NASA continues to prioritize funding for the continuation of U.S. commercial cargo services for the ISS, and the Obama Administration recently announced a plan to extend the ISS operations from 2020 until 2024.  Accordingly, we believe that funding for our CRS contract currently remains unaffected by fiscal tightening.  NASA's science program accounts are presently funded at approximately $5 billion, a slight increase over the President's request, and we believe there is adequate funding to accommodate Orbital's main science satellite programs currently under contract.

       Funding under the Appropriations Act for DoD and its agencies, like MDA, are similarly flat for GFY 2014.  The majority of our missile defense interceptor and target launch vehicle revenues comes from programs sponsored by MDA.  We expect federal spending on space and missile defense programs to continue to be lower compared to historic levels over the next couple of years.  While such continued budget constraints may contribute to the delay or reduction in scope of future space and missile defense programs, appropriations for the GMD program are marginally higher in GFY 2014, and we do not believe it will be materially affected this year.

       In 2013, federal budget constraints negatively impacted national security space programs resulting in program delays, cancellations and scope reductions and may continue to do so in the near term.  Although DoD and the intelligence community have been considering ways to address their operational requirements on more limited budgets over the last several years by considering smaller and more affordable space systems that we believe are within our addressable market, we have seen limited progress in this area recently.  It is therefore difficult to anticipate what effect budget constraints in this area will have on our business prospects and financial performance and whether we might achieve any tangible competitive advantages in the near term.

       Commercial Satellites Business - Our largest commercial business is the design and manufacture of small- and medium-class GEO communications satellites.  The commercial communications satellite market is driven by economic conditions that may affect satellite operators directly as well as their satellite replacement requirements.  In 2013, the total number of commercial GEO satellite orders was higher than the number ordered in each of the prior three years, but still below the peak of four years ago.  We expect capital spending and new commercial GEO satellite orders in 2014 from communications satellite operators to be similar to 2013.

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

       Revenue Recognition - Our revenues are derived primarily from long-term contracts.  Revenues on long-term contracts are recognized using the percentage-of-completion method of accounting.  Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future revenues, costs and profit is a process requiring a high degree of management judgment, including management's assumptions regarding our future operational performance as well as general economic conditions.  In the event of a change in total estimated contract revenue, cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $59 million and $61 million in 2013 and 2012, respectively, and decreased operating income by $1 million in 2011.  The adjustments in 2013 and 2012 were primarily attributable to improved operating results during the latter stages of completion of communications satellite contracts.  Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be affected to the extent that estimated costs to complete or incentive or award fee estimates are revised, delivery schedules are delayed, performance-based milestones are not achieved or progress under a contract is otherwise impeded.  Accordingly, our recorded revenues and operating profit from period to period can fluctuate significantly.  In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expense, is recorded in the period in which the loss is first estimated.

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

       Mission success milestones relating to the launch of our Antares rocket with its Cygnus payload and the successful delivery of cargo to the ISS comprise approximately 25% of total CRS contract value.  If we do not achieve these mission success milestones, we may be required to record revenue and profit reductions.  Since the inception of the CRS contract in December 2008 through December 31, 2013, we have recognized $1.3 billion of revenues on the contract, which has a total contract value of approximately $1.9 billion.

       As of December 31, 2013, unbilled receivables included approximately $10 million of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

       Certain satellite contracts require the company to refund a portion of the contract price to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of December 31, 2013, we could be required to refund up to approximately $17 million to customers if certain completed satellites were to fail to satisfy performance criteria.  We generally procure insurance policies under which we believe we would recover satellite incentive fees that are not earned and potential performance refund obligations.

       Research and Development - Expenditures for company-sponsored research and development projects are expensed as incurred.  Research and development projects performed under contracts for customers are recorded as contract costs.

       Income Taxes - We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon ultimate settlement with a taxing authority.  If a tax position does not meet the "more-likely-than-not" recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized.  Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

Consolidated Results of Operations for the Years Ended December 31, 2013, 201 and 2010

     Revenues - Our consolidated revenues were $1,365.3 million in 2013, a decrease of $71.5 million, or 5%, compared to 2012 due to lower revenues in the satellites and space systems segment and the advanced space programs segment, partially offset by higher revenues in the launch vehicles segment.  Satellites and space systems segment revenues decreased $108.6 million, or 22%, in 2013 primarily due to lower activity on communications satellite contracts that were completed or substantially completed in late 2012 and early 2013.  Advanced space programs segment revenues decreased $0.7 million in 2013 primarily due to decreased activity on the CRS contract and national security satellite contracts, largely offset by activity on a new commercial contract awarded in 2013.  Launch vehicles segment revenues increased $24.4 million, or 5%, in 2013 primarily due to increased activity on missile defense interceptors, partially offset by decreased activity on space launch vehicle and target launch vehicle contracts.

       Eliminations of intersegment revenues totaled $43.3 million and $56.8 million in 2013 and 2012, respectively.  Intersegment revenues included $31.9 million and $47.6 million in 2013 and 2012, respectively, pertaining to Antares space launch vehicle production work reported as revenues in our launch vehicles segment and as costs in our advanced space programs segment as part of the COTS program.  Antares production work on the COTS program decreased significantly in 2013 as the COTS program was completed in the later part of the year.

       The CRS contract accounted for 24% of consolidated revenues in 2013 and 2012.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the spacecraft portion of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $332.5 million in 2013, a decrease of $13.4 million, or 4%, compared to 2012.  Since the inception of the CRS contract through December 31, 2013, a total of $1.3 billion of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

       Our consolidated revenues were $1,436.8 million in 2012, an increase of $90.8 million, or 7%, compared to 2011 due to higher revenues in the launch vehicles segment and advanced space programs segment, partially offset by lower revenues in the satellites and space systems segment.  Launch vehicles segment revenues increased $44.1 million, or 9%, in 2012 primarily due to increased activity on target launch vehicle contracts, partially offset by decreased activity on missile defense interceptors and lower space launch vehicle revenues.  In addition, 2011 revenues in the launch vehicles segment were reduced by an $11.3 million adjustment as a result of a Taurus launch failure in March 2011.  Advanced space programs segment revenues increased $36.1 million, or 8%, in 2012 primarily due to increased activity on the CRS contract partially offset by decreased activity on national security satellite contracts.  Satellites and space systems segment revenues decreased $57.6 million, or 10%, in 2012 due to lower activity on communications satellite contracts that were completed or substantially completed in 2012, partially offset by higher activity on space technical services contracts and science and remote sensing satellite contracts.

       Eliminations of intersegment revenues totaled $56.8 million and $125.1 million in 2012 and 2011, respectively.  Intersegment revenues included $47.6 million and $114.4 million in 2012 and 2011, respectively, pertaining to Antares launch vehicle production work reported as revenues in our launch vehicles segment and as costs in our advanced space programs segment as part of the COTS program.  Antares production work on the COTS program decreased significantly in 2012 as compared to 2011.

       Cost of Revenues - Our cost of revenues was $1,062.5 million in 2013, a decrease of $34.7 million, or 3%, compared to 2012.  Cost of revenues includes the cost of personnel, materials, subcontractors and overhead.   Cost of revenues in the satellites and space systems segment decreased $93.7 million, or 24%, primarily due to decreased contract activity on communications satellite contracts.  Cost of revenues in the launch vehicles segment increased $38.8 million, or 9%, largely due to increased activity in missile defense interceptors.  Cost of revenues in the advanced space programs segment increased $6.8 million, or 2%.  Eliminations of intersegment cost of revenues decreased $13.4 million in 2013 attributable to the reduction in intersegment revenues discussed above.

       Our cost of revenues was $1,097.2 million in 2012, an increase of $22.8 million, or 2%, compared to 2011.  Cost of revenues in the advanced space programs segment increased $27.4 million, or 8%, primarily due to higher contract costs on the CRS program.  Cost of revenues in the launch vehicles segment increased $6.6 million, or 2%, which was lower than the revenue increase in this segment largely due to the effect of the 2011 revenue reduction resulting from the March 2011 launch failure mentioned above.  Cost of revenues in the satellites and space systems segment decreased $79.5 million, or 17%, primarily due to lower production activity and reduced materials and subcontract costs on communications satellite contracts.  Eliminations of intersegment cost of revenues decreased $68.3 million in 2012 attributable to the reduction in intersegment revenues discussed above.

       Research and Development Expenses - Our research and development expenses totaled $89.2 million, or 7% of revenues, in 2013, a decrease of $25.0 million, or 22%, compared to 2012.  The decrease in research and development expenses was principally attributable to lower costs on the Antares launch vehicle development program, partially offset by higher COTS program costs.  The COTS program was completed in the second half of 2013.

       Our research and development expenses totaled $114.2 million, or 8% of revenues, in 2012, an $11.4 million, or 11%, increase compared to $102.8 million, or 8% of revenues, in 2011.  The increase in research and development expenses was primarily attributable to product enhancements in the satellites and space systems segment and increased costs on the Antares launch vehicle development program, partially offset by lower COTS program costs.

       The COTS program was accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA were recognized proportionally as an offset to the company's COTS program research and development expenses, including associated general and administrative expenses.  The following table summarizes the COTS program costs incurred and amounts funded by NASA recorded in research and development expenses through its completion in 2013 (in millions):

	2013	2012	2011	Inception to December 31, 2013
Research and development costs incurred (1)	$49.9	$62.6	$158.8	$530.4
Less amounts funded by NASA	(5.8)	(21.9)	(108.0)	(288.0)
Net research and development expenses	$44.1	$40.7	$50.8	$242.4
_______________________
(1) Includes associated general and administrative expenses.

       Research and development expenses attributable to our Antares launch vehicle development program were $15.8 million, $42.6 million and $34.3 million in 2013, 2012 and 2011, respectively.

       We believe that a majority of our research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of our revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that research and development costs incurred in connection with our Antares development program are allowable, although the U.S. Government has not yet made a final determination with respect to approximately $177 million of such costs incurred through 2013.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

       Selling, General and Administrative Expenses - Selling, general and administrative expenses were $100.0 million, $112.8 million and $89.0 million in 2013, 2012 and 2011, respectively, or 7%, 8% and 7% of revenues, respectively.  Selling, general and administrative expenses include the cost of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.

       Selling, general and administrative expenses decreased $12.8 million, or 11%, in 2013 compared to 2012 primarily due to a reduction in bid, proposal and marketing costs pertaining to new business pursuits in the advanced space programs segment.  In addition, selling, general and administrative expenses in 2012 included $2.1 million of professional fees and other costs related to a potential acquisition that was not consummated.

       Selling, general and administrative expenses increased $23.8 million, or 27%, in 2012 compared to 2011 primarily due to an increase in bid, proposal and marketing costs pertaining to new business pursuits in the advanced space programs segment and launch vehicles segment, and due to an increase in certain corporate-level professional fees and expenses.

       Operating Income - Our consolidated operating income was $113.5 million in 2013, an increase of $1.0 million, or 1%, compared to 2012 due to higher operating income in the launch vehicles segment, partially offset by lower operating income in the satellites and space systems segment and the advanced space programs segment.  Launch vehicles segment operating income increased $12.7 million, or 35%, largely due to increased activity on missile defense interceptors and profit improvements on certain space launch vehicle and target launch vehicle contracts.  Satellites and space systems segment operating income decreased $12.3 million, or 27%, primarily due to lower operating income from communications satellite contracts.  Advanced space programs segment operating income decreased $1.5 million, or 5%, primarily due to decreased activity on national security satellite contracts.  Operating income in 2012 was reduced by $2.1 million of unallocated professional fees and other costs, recorded in corporate and other, related to a potential acquisition that was not consummated.

       Total operating income from the CRS contract was $23.3 million in 2013, an increase of $6.6 million compared to 2012.  Since the inception of the CRS program through December 31, 2013, a total of $71 million of operating income has been recognized on the program.

       Our consolidated operating income was $112.6 million in 2012, an increase of $32.8 million, or 41%, compared to 2011 due to higher operating income in all three operating business segments.  Launch vehicles segment operating income increased $22.0 million, or 155%, largely due to an adjustment that reduced 2011 operating income by $11.3 million in connection with the March 2011 rocket launch failure mentioned above and increased operating income from the CRS and target launch vehicle contracts.  Satellites and space systems segment operating income increased $8.6 million, or 23%, primarily due to profit improvements on certain communications satellite contracts that were substantially completed in 2012 and a $6.5 million contract settlement charge that reduced operating income in 2011.  Advanced space programs segment operating income increased $4.3 million, or 15%, primarily due to a favorable contract closeout adjustment in 2012 in addition to increased activity on the CRS contract, partially offset by decreased activity on national security satellite contracts.  Operating income in 2012 was reduced by $2.1 million of unallocated professional fees and other costs, as discussed above.

       Interest Income and Other, Net - Interest income and other, net was a net expense of $5.4 million in 2013 and income of $0.7 million and $19.3 million in 2012 and 2011, respectively.  Interest income and other, net in 2013 included a $10 million charge to write off an option payment pertaining to a business agreement that was terminated in the fourth quarter of 2013 in connection with the conclusion of litigation.  In addition, we recorded a $3.7 million gain from the sale of investments in 2013.  In 2013, 2012 and 2011, we earned interest income of $1.2 million, $1.0 million and $1.0 million, respectively, on short-term invested cash balances.  In

2011 we recorded $17.8 million of insurance recoveries comprised of $11.3 million pertaining to the March 2011 Taurus launch failure and the $6.5 million contract settlement charge discussed above.

       Interest Expense - Interest expense was $4.6 million, $11.3 million and $11.1 million in 2013, 2012 and 2011, respectively.  The reduction in interest expense in 2013 was attributable to the refinancing of our debt in December 2012.

       Debt Extinguishment Expense - During 2012, we recorded $10.3 million of debt extinguishment expenses pertaining to the refinancing of our debt in December 2012.  The debt extinguishment expenses consisted of $6.8 million of accelerated amortization of debt discount, $2.8 million in prepayment of premiums and other expenses, and $0.7 million in accelerated amortization of debt issuance costs.

       Income Tax Provision - Our income tax provision was $35.3 million, $30.8 million and $20.6 million in 2013, 2012 and 2011, respectively.  The effective tax rate for 2013, 2012 and 2011 was 34%, 34% and 23%, respectively.  We recorded favorable income tax adjustments of $1.1 million, $2.8 million and $7.7 million in 2013, 2012 and 2011, respectively, pertaining to extraterritorial income exclusions.  In addition, our income tax provision in 2011 included federal research and development tax credits of $5.1 million.

       Our cash payments for income taxes totaled approximately 11%, 3% and 3% of pretax income in 2013, 2012 and 2011, respectively.  Our cash income tax rates were significantly lower than our income tax provision discussed above because we utilized net operating loss carryforwards to largely offset taxable income in each of 2013, 2012 and 2011.  As of December 31, 2013, we had utilized substantially all net operating loss carryforwards;  however, we have research and development tax credit carryforwards that are expected to partially reduce our cash income tax payments in 2014.

       Net Income - Net income was $68.4 million, $61.0 million and $67.4 million, or $1.13, $1.02 and $1.13 diluted earnings per share, in 2013, 2012 and 2011, respectively.

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

Launch Vehicles

Launch vehicles segment operating results were as follows (in thousands, except percentages):

	2013	2012	% Change	2012	2011	% Change
Revenues	$551,709	$527,287	5%	$527,287	$483,177	9%
Operating income	48,831	36,131	35%	36,131	14,147	155%
Operating margin	8.9%	6.9%		6.9%	2.9%

     Segment Revenues - Launch vehicles segment revenues increased $24.4 million, or 5%, in 2013 compared to 2012 primarily due to increased activity on missile defense interceptors, partially offset by decreased activity on space launch vehicle and target launch vehicle contracts.  Missile defense interceptor revenues increased $65.0 million, or 83%, primarily due to increased activity on the Ground-based Midcourse Defense ("GMD") contract.  Under the GMD program, we supply interceptor boosters for the U.S. Missile Defense Agency's GMD system.  GMD program revenues accounted for 26% and 15% of total launch vehicles segment revenues in 2013 and 2012, respectively.  Space launch vehicle revenues decreased $25.9 million, or 11%, primarily due to decreased activity on Minotaur and Pegasus launch vehicles in addition to lower Antares launch vehicle revenues.  Antares revenues were $184.4 million and $190.6 million in 2013 and 2012, respectively, reflecting a decrease in production work on Antares launch vehicles for the COTS program that was completed in 2013, partially offset by increased Antares activity for the CRS contract.  Antares revenues were $152.5 million and $143.0 million in 2013 and 2012, respectively, for the CRS contract and $31.9 million and $47.6 million, respectively, for the COTS program.  Antares launch vehicle revenues accounted for 33% and 36% of total launch vehicles segment revenues in 2013 and 2012, respectively.  Target launch vehicle revenues decreased $18.4 million, or 9%, mainly due to the completion of a contract in 2013.

       Launch vehicles segment revenues increased $44.1 million, or 9%, in 2012 compared to 2011 primarily due to increased activity on target launch vehicle contracts, partially offset by decreased activity on missile defense interceptors and space launch vehicle contracts.  Target launch vehicle revenues increased $60.2 million, or 43%, primarily due to activity on certain contracts awarded in 2011.  Missile defense interceptor revenues decreased $9.7 million, or 11%, primarily due to decreased activity on the GMD contract.  Missile defense interceptor revenues accounted for 15% and 18% of total launch vehicles segment revenues in 2012 and 2011, respectively.  Space launch vehicle revenues decreased $5.2 million, or 2%, primarily due to decreased production work on Antares launch vehicles combined with lower Taurus and Pegasus revenues, partially offset by increased activity on Minotaur launch vehicles.  In addition, 2011 revenues were reduced by an $11.3 million adjustment as a result of a 2011 Taurus launch failure.  Antares launch vehicle revenues were $190.6 million and $199.7 million in 2012 and 2011, respectively, reflecting a decrease in Antares activity for the COTS program that was largely offset by increased Antares activity for the CRS contract.  Antares revenues were $143.0 million and $85.3 million in 2012 and 2011, respectively, for the CRS contract and $47.6 million and $114.4 million, respectively, for the COTS program.  Antares launch vehicle revenues accounted for 36% and 41% of total launch vehicles segment revenues in 2012 and 2011, respectively.

       Segment Operating Income - Operating income in the launch vehicles segment increased $12.7 million, or 35%, in 2013 compared to 2012 primarily due to increased activity on missile defense interceptors and profit improvements on certain space launch vehicle and target launch vehicle contracts.  Operating income from missile defense interceptor launch vehicles increased $5.8 million, or 74%, principally due to increased activity on the GMD contract.  Operating income from space launch vehicle contracts increased $5.8 million, or 64%, primarily due to a profit margin improvement in connection with the successful launch of a Pegasus launch vehicle in 2013.  Operating income from Antares space launch vehicles for the CRS program increased to $10.3 million in 2013 from $6.7 million in 2012 largely due to a profit margin improvement following favorable performance on the COTS and CRS-1 missions.  Operating income from target launch vehicle contracts increased $1.3 million, or 7%, mainly due to a profit margin improvement in 2013 on the Intermediate-Range Ballistic Missile ("IRBM") contract.

       Operating income in the launch vehicles segment increased $22.0 million, or 155%, in 2012 compared to 2011 primarily due to higher space launch vehicle and target launch vehicle operating income partially offset by decreased operating income from interceptor launch vehicles.  Operating income from space launch vehicle contracts increased $18.6 million, or 194%, primarily due to an adjustment that reduced 2011 operating income by $11.3 million in connection with the 2011 launch failure discussed above and increased Antares operating income in 2012.  Operating income from Antares space launch vehicle production work for the CRS contract was $6.7 million and $4.4 million in 2012 and 2011, respectively.  Operating income from target launch vehicle contracts increased $6.4 million, or 50%, primarily due to activity from certain contracts awarded in 2011.  Operating income from interceptor launch vehicles decreased $3.9 million, or 33%, primarily due to decreased activity on the GMD contract.

       Launch vehicles segment operating margins (as a percentage of revenues) were 8.9%, 6.9% and 2.9% in 2013, 2012 and 2011, respectively.  The increase in operating margin in 2013 compared to 2012 was primarily due to the space launch and target launch vehicle profit margin improvements discussed above.  The increase in operating margin in 2012 as compared to 2011 was largely due to the adjustment pertaining to the 2011 launch failure discussed above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows (in thousands, except percentages):

	2013	2012	% Change	2012	2011	% Change
Revenues	$387,505	$496,152	(22%)	$496,152	$553,797	(10%)
Operating income	33,938	46,222	(27%)	46,222	37,623	23%
Operating margin	8.8%	9.3%		9.3%	6.8%

     Segment Revenues - Satellites and space systems segment revenues decreased $108.6 million, or 22%, in 2013 compared to 2012 primarily due to lower activity on communications satellite contracts, partially offset by higher activity on science and remote sensing satellite contracts and space technical services contracts.  Communications satellite revenues decreased $124.1 million, or 42%, principally due to the completion of several satellites in late 2012 and early 2013.  Communications satellite contract revenues accounted for 45% and 60%, respectively, of total segment revenues in 2013 and 2012.  Revenues from science and remote sensing satellite contracts increased $13.5 million, or 15%, mainly due to a substantial increase in activity on a science satellite contract in 2013.  Space technical services revenues increased $3.2 million, or 3%.

       Satellites and space systems segment revenues decreased $57.6 million, or 10%, in 2012 compared to 2011 primarily due to lower activity on communications satellite contracts, partially offset by higher activity on space technical services contracts and science and remote sensing satellite contracts.  Communications satellite revenues decreased $73.5 million, or 20%, principally attributable to a reduction in activity on contracts that were completed or nearing completion in 2012.  Communications satellite contract revenues accounted for 60% and 67%, respectively, of total segment revenues in 2012 and 2011.  Space technical services revenues increased $9.9 million, or 11%, primarily due to increased contract activity.  Revenues from science and remote sensing satellite contracts increased $6.0 million, or 7%, primarily due to activity on a contract that was awarded in 2011, partially offset by lower revenues on contracts that were completed or nearing completion.

       Segment Operating Income - Operating income in the satellites and space systems segment decreased $12.3 million, or 27%, in 2013 compared to 2012 primarily due to lower operating income from communications satellite contracts.  Communications satellite contracts operating income decreased $10.6 million, or 32%, mainly due to decreased activity on communications satellite contracts.  Communications satellite operating income in both 2013 and 2012 included profit improvements in connection with the successful completion of certain satellite contracts.  Communications satellite operating income accounted for 67% and 72% of total segment operating income in 2013 and 2012, respectively.  Science and remote sensing satellite operating income decreased $1.5 million, or 18%, despite the increase in revenues, principally due to cost increases on a satellite contract awarded in 2011.  Space technical services operating income decreased $0.2 million.

       Operating income in the satellites and space systems segment increased $8.6 million, or 23%, in 2012 compared to 2011 due to higher operating income on communications satellite contracts.  Communications satellite contracts operating income increased $8.5 million, or 34%, despite lower communications satellite revenues primarily due to profit improvements on certain communications satellite contracts that were substantially completed in 2012 and a $6.5 million contract settlement charge that reduced operating income in 2011.  Communications satellite operating income accounted for 72% and 64% of total segment operating income in 2012 and 2011, respectively.  Science and remote sensing satellite operating income decreased $1.2 million, or 13%.  Space technical services operating income increased marginally due to an increase in contract activity and related revenues.

       Satellites and space systems segment operating margins (as a percentage of revenues) were 8.8%, 9.3% and 6.8% in 2013, 2012 and 2011, respectively.  Operating margin decreased slightly in 2013 compared to 2012 primarily due to a lower science and remote sensing satellite operating margin, partially offset by an increase in the communications satellite operating margin.  The lower science and remote sensing satellite operating margin was principally due to the cost increases on a satellite contract discussed above.  The communications satellite operating margin was approximately 13%, 11% and 7% in 2013, 2012 and 2011, respectively.  Communications satellite operating margin in both 2013 and 2012 included profit margin improvements in connection with the successful completion of certain satellite contracts; however, we expect that communications satellite profit margins will be in the mid-single digit percentages in 2014.  The overall segment operating margin in 2011 reflected the $6.5 million reduction to operating income from the contract settlement discussed above.

Advanced Space Programs

Advanced space programs segment operating results were as follows (in thousands, except percentages):

	2013	2012	% Change	2012	2011	% Change
Revenues	$469,400	$470,102	NM	$470,102	$434,036	8%
Operating income	30,776	32,309	(5%)	32,309	28,024	15%
Operating margin	6.6%	6.9%		6.9%	6.5%

     Segment Revenues - Advanced space programs segment revenues decreased $0.7 million in 2013 compared to 2012 primarily due to decreased activity on the CRS contract and national security satellite contracts, substantially offset by activity on a new commercial contract awarded in 2013.  CRS contract revenues decreased $22.9 million, or 11%, and national security satellite contract revenues decreased $21.8 million, or 9%.  The CRS contract accounted for 38% and 43%, of total segment revenues in 2013 and 2012, respectively.

       Advanced space programs segment revenues increased $36.1 million, or 8%, in 2012 compared to 2011 primarily due to increased activity on the CRS contract, partially offset by decreased activity on national security satellites.  CRS contract revenues increased $40.9 million, or 25%, partially offset by lower national security satellite revenues of $8.6 million, or 3%.  In

2012, national security satellite contracts and the CRS contract accounted for 54% and 43%, respectively, of total segment revenues, compared to 61% and 37%, respectively, in 2011.

       Segment Operating Income - Operating income in the advanced space programs segment decreased $1.5 million, or 5%, in 2013 compared to 2012 primarily due to decreased activity and lower profit margins on national security satellite contracts in 2013 and a favorable contract closeout settlement in 2012.  These decreases were partially offset by activity on the new commercial contract awarded in 2013 mentioned above and a profit margin improvement on the CRS contract following favorable performance on the COTS and CRS-1 missions.

       Operating income in the advanced space programs segment increased $4.3 million, or 15%, in 2012 compared to 2011 primarily due to the favorable contract closeout settlement in 2012 mentioned above and increased activity on the CRS contract, partially offset by decreased activity on national security satellite contracts.

       Advanced space programs segment operating margins (as a percentage of revenues) were 6.6%, 6.9% and 6.5% in 2013, 2012 and 2011, respectively.  The segment operating margin in 2013 decreased marginally compared to 2012 primarily due to lower profit margins on national security satellite contracts in 2013 and the favorable contract closeout adjustment in 2012 discussed above, substantially offset by the profit margin improvement on the CRS contract discussed above.  The increase in operating margin in 2012 compared to 2011 was principally due to the favorable closeout adjustment in 2012 discussed above .

Corporate and Other

       Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $43.3 million, $56.8 million and $125.1 million in 2013, 2012 and 2011, respectively.  The intersegment revenue eliminations were primarily comprised of $31.9 million, $47.6 million and $114.4 million in 2013, 2012 and 2011, respectively, of Antares revenues recorded in the launch vehicles segment in connection with the COTS program that was reported as a research and development program in our advanced space programs segment.

The operating losses in corporate and other of $2.1 million in 2012 consisted of professional fees and other costs related to a potential acquisition that was not consummated.

Liquidity and Capital Resources

Cash Flow from Operating Activities

      Cash provided by operating activities in 2013 was $52.6 million, compared to cash used in operating activities of $7.7 million in 2012.  The increase in operating cash flow resulted primarily from the net effect of changes in working capital and other assets and liabilities.  During 2013, changes in working capital and other assets and liabilities used $92.0 million of cash, compared to $154.4 million of cash used in 2012.  Changes in working capital in 2013 included an increase in receivables of $84.3 million that was principally due to an increase in unbilled receivables pertaining to the CRS contract.   Under the terms of the CRS contract,

approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  Changes in working capital in 2013 also included a decrease in deferred revenues and customer advances of $40.8 million primarily due to the recognition of performance on certain satellite contracts. Partially offsetting these uses of cash in 2013 was an increase of $24.8 million in accounts payable and accrued expenses and a decrease of $9.1 million in other assets.

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

Cash Flow from Investing Activities

       Cash used in investing activities was $18.8 million, $26.6 million and $59.8 million in 2013, 2012 and 2011, respectively.  We spent $35.7 million on capital expenditures in 2013, compared to $52.2 million in 2012 and $59.8 million in 2011.  The reductions in capital expenditures were largely due to decreased spending for equipment to support our Antares and COTS development programs and our CRS contract.  In 2013, we received proceeds of $12.8 million from the sale of investments (further discussed in Note 5 to the accompanying financial statements) and $4.0 million pertaining to a purchase price adjustment.  In 2012, we received proceeds of $25.6 million in connection with the sale of certain property and equipment at the NASA Wallops Facility to the Commonwealth of Virginia.

Cash Flow from Financing Activities

       Cash used in financing activities was $0.3 million in 2013 compared to cash provided by financing activities of $7.4 million and $1.5 million in 2012 and 2011, respectively.  During 2013, 2012 and 2011, we issued 0.9 million, 0.7 million and 0.7 million shares of common stock and received $4.8 million, $3.5 million and $2.9 million, respectively, in connection with stock option exercises and employee stock plan purchases.  In 2013, we also made $7.5 million of principal payments on our long-term debt.

       In December 2012, we received proceeds of $150 million under a new senior secured term loan facility (the "Term Loan"), discussed below.  The proceeds received under the Term Loan were used to repay substantially all of our outstanding 2.4375% convertible senior subordinated notes.

       Term Loan and Credit Facility - As of December 31, 2013, we had $142.5 million outstanding in connection with our Term Loan under our revolving secured credit facility (the "Credit Facility"), discussed below.

       The Term Loan matures on December 12, 2017, is secured on the same basis as the Credit Facility and bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum or a base rate plus 0.75% per annum.  We are required to make quarterly principal payments of approximately $1.9 million.  The remaining principal amount of $114.4 million will be due at maturity.  The Term Loan is otherwise subject to terms and conditions substantially similar to those in the Credit Facility regarding guarantees, covenants and events of default.

       The Credit Facility provides capacity for up to $300 million of revolving loans and permits us to utilize up to $125 million of such capacity for the issuance of standby letters of credit. The Credit Facility matures on December 12, 2017.  Our obligations under the Credit Facility are secured by substantially all of our assets except for real property.  We have the option to increase the amount of the Credit Facility by up to $150 million, subject to obtaining additional loan commitments and the satisfaction of other specified conditions.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to our total leverage ratio, or, at our election, at a base rate plus 0.75% to 1.50%.  Letters of credit issued under the Credit Facility accrue fees at a rate equal to the applicable margin for LIBOR loans.  In addition, we are required to pay a quarterly commitment fee for the unused portion of the Credit Facility, if any, at a rate ranging from 0.30% to 0.50%.

       As of December 31, 2013, there were no borrowings under the Credit Facility, although $4.0 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants discussed below.  Accordingly, as of December 31, 2013, approximately $250 million of the Credit Facility was available for borrowings.

       Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of December 31, 2013, we were in compliance with all of these covenants.

Available Cash and Future Funding

       At December 31, 2013, we had $265.8 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements over the next 12 months and for the foreseeable future.  Significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

Aggregate Contractual Obligations

The following summarizes our contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt	$143.2	$8.2	$15.0	$120.0	$—
Interest on long-term debt (1)	9.8	2.7	4.9	2.2	—
Operating leases (2)	129.2	18.7	36.4	32.0	42.1
Purchase obligations (3)	338.8	275.5	59.4	2.4	1.5
Total	$621.0	$305.1	$115.7	$156.6	$43.6

––––––––––––––––––
(1)	Interest on our variable-rate $143 million Term Loan assumes 1.91%, or one-month LIBOR plus 1.75%, in this presentation.
(2)	Our obligations under operating leases consist of minimum rental commitments under non-cancelable operating leases primarily for office space and equipment.
(3)	Purchase obligations consist of open purchase orders that we issued to acquire materials, parts or services in future periods.

       Occasionally, certain contracts require us to post letters of credit supporting our performance obligations under the contracts.  We had $4.0 million of letters of credit outstanding at December 31, 2013, all of which were issued under the Credit Facility.

As of December 31, 2013 and 2012, our total amount of unrecognized tax benefits was $18.8 million and $18.2 million, respectively.  We are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with the taxing authorities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     We believe that our potential market risk exposure is primarily related to changes in certain foreign currency exchange rates and interest rate risk.  We manage these market risks through our normal financing and operating activities and, when appropriate, through the use of derivative financial instruments.  We do not enter into derivatives for trading or other speculative purposes, nor do we use leveraged financial instruments.

Foreign Currency Exchange Rate Risk

     We believe that the potential change in foreign currency exchange rates is not a substantial risk to us because the large majority of our business transactions are denominated in U.S. dollars.  At December 31, 2013, we had $9.7 million of receivables denominated in euros and we had euro/U.S. dollar forward contracts with a fair value that was a liability of $1.3 million, as discussed in Note 1 to the accompanying financial statements.

Interest Rate Risk

     We are impacted by changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include our bank term loan as well as our cash and cash equivalents.  We assess our interest rate risks on a regular basis.

       As of December 31, 2013, the recorded value and fair value of our bank term loan was $142.5 million with a variable interest rate of LIBOR plus 1.75%, or 1.91%.  Generally, the fair market value of our variable interest rate debt will increase or decrease based on general market conditions for bank loans, Orbital's credit rating and the remaining term of the loan.

       As of December 31, 2013, a hypothetical 100 basis point change in interest rates in connection with our cash and cash equivalents would result in an annual change of approximately $2 million in interest income.

Deferred Compensation Plan

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $13.5 million at December 31, 2013.  This liability is subject to fluctuation based upon the market value of the investment options selected by participants.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Orbital Sciences Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orbital Sciences Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 24, 2014

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues	$1,365,271	$1,436,769	$1,345,923
Cost of revenues	1,062,466	1,097,190	1,074,389
Research and development expenses	89,233	114,205	102,751
Selling, general and administrative expenses	100,027	112,803	88,989
Income from operations	113,545	112,571	79,794
Interest income and other, net	(5,368)	749	19,335
Interest expense	(4,556)	(11,275)	(11,096)
Debt extinguishment expense	-	(10,261)	-
Income before income taxes	103,621	91,784	88,033
Income tax provision	(35,255)	(30,778)	(20,639)
Net income	$68,366	$61,006	$67,394

Basic income per share	$1.13	$1.03	$1.14

Diluted income per share	$1.13	$1.02	$1.13

Net income (from above)	$68,366	$61,006	$67,394
Other comprehensive income (loss):
Defined benefit plans, net of tax of $813, $263 and $(773), respectively	1,278	418	(1,248)
Unrealized gain (loss) on investments	(50)	700	(100)
Unrealized gain (loss) on foreign exchange derivative instruments, net of tax of $135 and $(339)	212	(540)	-
Total other comprehensive income (loss)	1,440	578	(1,348)
Comprehensive income	$69,806	$61,584	$66,046

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$265,837	$232,324
Receivables	583,518	499,222
Inventories	61,675	61,251
Deferred income taxes, net	30,154	38,216
Other current assets	9,889	17,810
Total current assets	951,073	848,823
Property, plant and equipment, net	246,060	251,360
Goodwill	71,260	75,261
Other non-current assets	16,368	36,010
Total assets	$1,284,761	$1,211,454

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$281,631	$257,113
Deferred revenues and customer advances	21,250	62,098
Current portion of long-term debt	8,236	7,500
Total current liabilities	311,117	326,711
Long-term debt	135,000	143,236
Deferred income taxes, net	26,611	10,879
Other non-current liabilities	16,732	17,082
Total liabilities	489,460	497,908
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	-	-
Common Stock, par value $.01; 200,000,000 shares authorized, 60,515,556 and 59,616,736 shares outstanding, respectively	605	596
Additional paid-in capital	587,240	575,300
Accumulated other comprehensive loss	(1,341)	(2,781)
Retained earnings	208,797	140,431
Total stockholders' equity	795,301	713,546
Total liabilities and stockholders' equity	$1,284,761	$1,211,454

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2010	58,240	$582	$558,015	$(2,011)	$12,031	$568,617
Shares issued to employees, officers and directors	675	7	2,884			2,891
Stock-based compensation, net			4,490			4,490
Tax effect of stock-based
compensation, net			1,235			1,235
Comprehensive income (loss)				(1,348)	67,394	66,046
Balance, December 31, 2011	58,915	589	566,624	(3,359)	79,425	643,279
Shares issued to employees, officers and directors	702	7	3,500			3,507
Stock-based compensation, net			4,960			4,960
Tax effect of stock-based
compensation, net			216			216
Comprehensive income (loss)				578	61,006	61,584
Balance, December 31, 2012	59,617	596	575,300	(2,781)	140,431	713,546
Shares issued to employees, officers and directors	899	9	4,824			4,833
Stock-based compensation, net			4,733			4,733
Tax effect of stock-based
compensation, net			2,383			2,383
Comprehensive income (loss)				1,440	68,366	69,806
Balance, December 31, 2013	60,516	$605	$587,240	$(1,341)	$208,797	$795,301

See accompanying notes to consolidated financial statements.

ORBITAL SCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013		2012		2011
Operating Activities:
Net income		$68,366		$61,006	$	$ 67,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense		41,479		37,339		32,739
Deferred income taxes		22,843		26,886		18,788
Stock-based compensation		7,722		6,402		6,222
Amortization of debt costs		570		6,751		6,590
Debt extinguishment expense		-		10,261
Other		3,598		(1,876)		(1,703)
Changes in assets and liabilities:
Receivables		(84,296)		(165,670)		(6,969)
Inventories		(425)		3,084		(8,118)
Other assets		9,070		30,609		(37,346)
Accounts payable and accrued expenses		24,818		20,260		(14,915)
Deferred revenue and customer advances		(40,848)		(42,872)		(7,212)
Other liabilities		(282)		154		9,666
Net cash provided by (used in) operating activities		52,615		(7,666)		65,136
Investing Activities:
Capital expenditures		(35,655)		(52,175)		(59,815)
Proceeds from sale of investments		12,836		-		-
Purchase price adjustment		4,000		-		-
Proceeds from disposition of property		-		25,589		-
Net cash provided by (used in) investing activities		(18,819)		(26,586)		(59,815)
Financing Activities:
Net proceeds from issuance of common stock		4,824		3,507		2,891
Tax benefit of stock-based compensation		2,393		495		1,676
Repayment of long-term debt		(7,500)		(145,179)		-
Proceeds from issuance of long-term debt		-		150,000		-
Debt issuance costs		-		(1,466)		(3,084)
Net cash provided by (used in) financing activities		(283)		7,357		1,483
Net increase (decrease) in cash and cash equivalents		33,513		(26,895)		6,804
Cash and cash equivalents, beginning of year		232,324		259,219		252,415
Cash and cash equivalents, end of year	$	$ 265,837	$	$ 232,324	$	$ 259,219

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

Revenue Recognition

     Orbital's revenues are derived primarily from long-term contracts.  Revenues on long-term contracts are recognized using the percentage-of-completion method of accounting.   Such revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future revenues, costs and profit is a process requiring a high degree of management judgment, including management's assumptions regarding the company's operational performance as well as general economic conditions.  In the event of a change in total estimated contract revenue, cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $59 million and $61 million in 2013 and 2012, respectively,  and decreased operating income by $1 million in 2011.  The adjustments in 2013 and 2012 were primarily attributable to improved operating results during the latter stages of completion of communications satellite contracts.  Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and the company's profitability from a particular contract may be affected to the extent that estimated costs to complete or incentive or award fee estimates are revised, delivery schedules are delayed, performance-based milestones are not achieved or progress under a contract is otherwise impeded.  Accordingly, the company's recorded revenues and operating profit from period to period can fluctuate significantly.  In the event cost estimates indicate a loss on a contract, the total amount of such loss, excluding general and administrative expenses, is recorded in the period in which the loss is first estimated.

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

      In 2013, the company completed the Commercial Orbital Transportation Services ("COTS") research and development program for the National Aeronautics and Space Administration ("NASA").  The COTS program was accounted for as a best-efforts research and development cost-sharing arrangement.  As such, the amounts funded by NASA were recognized proportionally as an offset to the company's COTS program research and development expenses, including associated general and administrative expenses.

The following table summarizes the COTS program research and development expenses incurred and amounts funded by NASA through completion of the program in 2013 (in millions):

	2013	2012	2011	Inception to December 31, 2013
Research and development costs incurred (1)	$49.9	$62.6	$158.8	$530.4
Less amounts funded by NASA	(5.8)	(21.9)	(108.0)	(288.0)
Net research and development expenses	$44.1	$40.7	$50.8	$242.4
_______________________
(1) Includes associated general and administrative expenses.

The company has also been engaged in a major product development program of a medium capacity rocket named Antares.  Approximately $15.8 million, $42.6 million and $34.3 million of the company's research and development expenses in 2013, 2012 and 2011, respectively, were attributable to the Antares program.  Since the inception of the Antares program through December 31, 2013, the company has incurred $250.6 million of such costs.

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

Income Taxes

      Orbital accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  The company also recognizes liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon ultimate settlement with a taxing authority.  If a tax position does not meet the "more-likely-than-not" recognition threshold, despite the company's belief that its filing position is supportable, the benefit of that tax position is not recognized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The company records valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized.  Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

 Earnings per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the periods.  Diluted earnings per share includes the weighted-average effect of all potentially dilutive securities outstanding during the periods.

The computation of basic and diluted earnings per share is as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
Numerator	2013	2012	2011
Net Income	$68,366	$61,006	$67,394
Percentage allocated to shareholders (1)	99.8%	99.6%	99.1%
Numerator for basic and diluted earnings per share	$68,229	$60,762	$66,787

Denominator
Denominator for basic earnings per share -weighted-average shares outstanding	60,161	59,165	58,531
Dilutive effect of stock options and restricted stock units	283	292	596
Denominator for diluted earnings per share	60,444	59,457	59,127

Per share income
Basic	$1.13	$1.03	$1.14
Diluted	1.13	1.02	1.13
_________________________
(1) Basic weighted-average shares outstanding	60,161	59,165	58,531
Basic weighted-average shares outstanding and
unvested restricted stock units expected to vest	60,247	59,428	59,078
Percentage allocated to shareholders	99.8%	99.6%	99.1%

Certain of the company's unvested restricted stock units ("RSUs") during 2013, 2012 and 2011 contained rights to receive non-forfeitable dividends, although as of December 31, 2013, all such RSUs had vested.  In accordance with GAAP, the company accounted for unvested RSUs with non-forfeitable rights to dividends as a separate class of securities in calculating earnings per share using the two-class method.  The calculation of earnings per share shown above excludes the income attributable to the unvested RSUs that included rights to receive non-forfeitable dividends from the numerator and excluded the impact of those units from the denominator.

In 2013, 2012 and 2011, diluted weighted-average shares outstanding excluded the effect of the company's convertible notes that were anti-dilutive.

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

Fair value disclosures pertaining to financial instruments of the company that are included in these notes to the consolidated financial statements include money market funds (see Note 1, subsection "Cash and Cash Equivalents"), foreign exchange derivative instruments (see Note 1, subsection "Derivative Financial Instruments") and long-term debt (see Note 6).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of 90 days or less.  The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.  At December 31, 2013 and 2012, the company had invested approximately $260 million and $215 million, respectively, in cash equivalents in the form of money market funds with three financial institutions.  The company considers these money market funds to be Level 1 financial instruments.

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

As of December 31, 2013 and 2012, the company had foreign exchange contracts with total contract values of  €16.4 million and  €56.0 million, or $21.4 million and $72.9 million, respectively, with various expiration dates through January 2015.  As of December 31, 2013 and 2012, the fair value of these foreign exchange contracts was a liability of $1.3 million.  The company considers these fair value measures to be Level 2 measures that are based on quoted forward rates from a financial institution.

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

 Goodwill

Goodwill is comprised of acquisition costs in excess of the fair values assigned to the underlying net assets of acquired businesses.  Goodwill is evaluated for potential impairment at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable.  The evaluation includes comparing the fair value of a reporting unit to its carrying value including goodwill.  If the carrying value exceeds the fair value, impairment is measured by comparing the implied value of goodwill to its carrying value and recorded in the current period.  Goodwill balances are included in the identifiable assets of the business segment to which they have been assigned.  There was no impairment of goodwill recorded during the three years ending December 31, 2013.

Deferred Revenue and Customer Advances

The company accounts for cash receipts from customers in excess of amounts recognized on certain contracts as "deferred revenues and customer advances."  These amounts are recorded as current liabilities since the associated services are performed within one year.

Recent Accounting Pronouncements

On January 1, 2013, authoritative accounting guidance became effective for the company pertaining to the disclosure of amounts that are reclassified out of other comprehensive income and into net income.  During 2013, such reclassifications in the company's financial statements were not material.

2.  Segment Information

Orbital's products and services are grouped into three reportable business segments:  launch vehicles, satellites and space systems and advanced space programs.  Reportable segments are generally organized based upon product lines.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.  The primary products and services from which the company's reportable segments derive revenues are:

●	Launch Vehicles - Rockets that are used as small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

●	Satellites and Space Systems - Small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies.

●	Advanced Space Programs - Human-rated space systems for Earth-orbit and deep-space exploration, and small- and medium-class satellites used for national security space programs and to demonstrate new space technologies, and advanced flight systems for atmospheric and space missions.

Intersegment sales are generally negotiated and accounted for under terms and conditions that are similar to other commercial and government contracts.  Substantially all of the company's assets and operations are located within the United States.

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Years Ended December 31,
	2013	2012	2011
Launch Vehicles:
Revenues	$551,709	$527,287	$483,177
Operating income	48,831	36,131	14,147
Identifiable assets	195,294	206,194	210,642
Capital expenditures	8,882	26,066	27,999
Depreciation and amortization	17,990	15,891	14,293
Satellites and Space Systems:
Revenues	$387,505	$496,152	$553,797
Operating income	33,938	46,222	37,623
Identifiable assets	288,343	278,008	282,344
Capital expenditures	18,359	16,345	12,433
Depreciation and amortization	8,366	8,563	6,841
Advanced Space Programs:
Revenues	$469,400	$470,102	$434,036
Operating income	30,776	32,309	28,024
Identifiable assets	448,015	390,059	254,769
Capital expenditures	4,652	5,781	13,515
Depreciation and amortization	8,872	6,575	5,033
Corporate and Other:
Revenues (1)	$(43,343)	$(56,772)	$(125,087)
Operating loss (2)	-	(2,091)	-
Identifiable assets	353,109	337,193	383,045
Capital expenditures	3,762	3,983	5,868
Depreciation and amortization	6,251	6,310	6,572
Consolidated:
Revenues	$1,365,271	$1,436,769	$1,345,923
Operating income	113,545	112,571	79,794
Identifiable assets	1,284,761	1,211,454	1,130,800
Capital expenditures	35,655	52,175	59,815
Depreciation and amortization	41,479	37,339	32,739
________________
(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues. Intersegment revenues are summarized as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Launch Vehicles	$38.2	$50.2	$118.3
Satellites and Space Systems	4.1	5.7	5.6
Advanced Space Programs	1.0	0.9	1.2
Total intersegment revenues	$43.3	$56.8	$125.1

(2)	The corporate and other operating loss in 2012 is comprised solely of unallocated professional fees and other costs related to a potential acquisition that was not consummated.

3.  Export Sales and Major Customers

     Orbital's revenues by geographic area, as determined by customer location, were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$1,225,217	$1,155,003	$1,035,090
Europe and Eurasia	91,838	150,746	146,623
Mexico and South America	8,071	96,147	131,240
East Asia	40,145	34,873	32,970
Total	$1,365,271	$1,436,769	$1,345,923

       Approximately 83%,  79% and 71% of the company's revenues in 2013, 2012 and 2011, respectively, were generated under contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government's prime contractors.

4.  Balance Sheet Accounts and Supplemental Disclosures

Receivables

       The components of receivables were as follows (in thousands):

	December 31,
	2013	2012
Billed	$68,474	$59,496
Unbilled	514,238	439,372
Retainages due upon contract completion	806	354
Total	$583,518	$499,222

Under the terms of the company's Commercial Resupply Services ("CRS") contract with NASA, approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions which are currently scheduled to occur through 2016.  Unbilled receivables at December 31, 2013 and 2012 included $335 million and $277 million, respectively, pertaining to the CRS contract. which will be collected as launches occur, scheduled through 2016.   Since the inception of the CRS contract in December 2008 through December 31, 2013, a total of $1.3 billion of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

As of December 31, 2013 and 2012, unbilled receivables also included $9.9 million and $8.7 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

Certain satellite contracts require the company to refund a portion of the contract price to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of December 31, 2013, the company could be required to refund up to approximately $16.7 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies under which the company believes it would recover satellite incentive fees that are not earned and performance refund obligations.

Excluding the portion of unbilled receivables pertaining to the CRS contract discussed separately above, approximately 93% of unbilled receivables and retainages at December 31, 2013 are due within one year and will be billed on the basis of contract terms and delivery schedules.  Approximately 90% and 91% of the company's receivables at December 31, 2013 and 2012, respectively, were related to contracts with the U.S. Government and its agencies or under subcontracts with the U.S. Government's prime contractors.  Receivables from non-U.S. customers totaled $14.7 million and $34.1 million at December 31, 2013 and 2012, respectively.

Inventories

As of December 31, 2013 and 2012, inventories were $61.7 million and $61.3 million, respectively.  The company's inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

Property, Plant and Equipment

     Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$10,656	$10,656
Buildings and leasehold improvements	88,390	85,803
Furniture, fixtures and equipment	337,737	298,082
Assets under construction	38,030	45,928
Software and other	29,619	33,310
	504,432	473,779
Accumulated depreciation and amortization	(258,372)	(222,419)
Total	$246,060	$251,360

The company received proceeds of $25.6 million in 2012 in connection with the sale of property and equipment at the Wallops Island Flight Facility to the Commonwealth of Virginia.  Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $40.8 million, $36.6 million and $32.0 million, respectively.

Goodwill and Intangible Assets

     The company's goodwill balances by reportable business segment are as follows (in thousands):

	Launch Vehicles	Satellites and Space Systems	Advanced Space Programs	Total
Balance at December 31, 2013	$10,310	$51,837	$9,113	$71,260

In 2013, the company recorded a $4 million reduction in total goodwill in connection with a purchase price adjustment.

Intangible assets consist of technology assets that were acquired in a 2010 spacecraft business acquisition.  As of December 31, 2013 and 2012, the balance of intangible assets was $4.5 million and $5.2 million, respectively, reported in "other non-current assets."  Amortization expense was $0.7 million for each of the years ended December 31, 2013, 2012 and 2011.

Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2013	2012
Contract related accruals	$147,689	$169,146
Employee compensation and benefits related liabilities	78,024	77,241
Accounts payable	50,650	4,037
Other	5,268	6,689
Total	$281,631	$257,113

Cash Flow

       Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Interest paid	$4,040	$6,733	$4,158
Income taxes paid	11,480	2,699	2,242

The entire amount of cash disbursed in 2012 in connection with the repayment of certain of the company's long-term notes payable (see Note 6) was classified as repayment of long-term debt in financing activities in the accompanying consolidated statement of cash flows.

5.  Investments

     In the fourth quarter of 2013, the company sold all of its investments in auction-rate securities and preferred stock that were recorded at a fair value of $9.2 million as of December 31, 2012.  Accordingly, there were no such investments at December 31, 2013.  The company received $12.8 million in proceeds from the sale, resulting in a $3.7 million gain in 2013 recorded in interest income and other, net.  The sold investments were not significant to the accompanying consolidated financial statements taken as a whole; accordingly, additional related disclosures are omitted from these notes to the consolidated financial statements.

6.  Long-Term Debt

     Long-term debt consisted of the following (in thousands):

	December 31,
	2013	2012
Senior secured term loan	$142,500	$150,000
Convertible senior subordinated notes	736	736
	143,236	150,736
Less current portion	(8,236)	(7,500)
Long-term portion	$135,000	$143,236

The fair value of the senior secured term loan (the "Term Loan") under the company's revolving secured credit facility (the "Credit Facility") was $142.5 million and $150.0 million at December 31, 2013 and 2012, respectively, based on current market rates for debt of the same risk and maturity.  The company considers these to be Level 2 measures.

Term Loan and Credit Facility

       In December 2012, the company entered into an amendment (the "Amendment") to its existing Credit Facility, discussed below.  The Amendment provided for a new $150 million Term Loan and extended the scheduled maturity on the Credit Facility to December 12, 2017.  The net proceeds received under the Term Loan were used to repay substantially all of the company's outstanding 2.4375% convertible senior subordinated notes due 2027.  Debt issuance costs incurred in connection with the Amendment and issuance of the Term Loan amounted to $1.5 million, which are being amortized to interest expense over the five-year term.

The Term Loan matures on  December 12, 2017, is secured on the same basis as the Credit Facility and bears interest, at the company's option, at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum or a base rate plus 0.75% per annum.  The company is required to make quarterly principal payments of approximately $1.9 million.  The remaining principal amount of $114.4 million will be due at maturity.  The Term Loan is otherwise subject to terms and conditions substantially similar to those in the Credit Facility regarding guarantees, covenants and events of default.

The Credit Facility provides capacity for up to $300 million of revolving loans and permits the company to utilize up to $125 million of such capacity for the issuance of standby letters of credit.  The Credit Facility matures on December 12, 2017.  The company's obligations under the Credit Facility are secured by substantially all of the company's assets except for real property.  The company has the option to increase the amount of the Credit Facility by up to $150 million, subject to obtaining additional loan commitments and the satisfaction of other specified conditions.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to the company's total leverage ratio, or, at the election of the company, at a base rate plus 0.75% to 1.50%.  Letters of credit issued under the Credit Facility accrue fees at a rate equal to the applicable margin for LIBOR loans.  In addition, the company is required to pay a quarterly commitment fee for the unused portion of the Credit Facility, if any, at a rate ranging from 0.30% to 0.50%.

As of December 31, 2013, there were no revolving loan borrowings under the Credit Facility, although $4.0 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of December 31, 2013, approximately $250 million of the Credit Facility was available for borrowings.

Debt Covenants

Orbital's Credit Facility contains covenants limiting the company's ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of December 31, 2013, the company was in compliance with all of these covenants.

Debt Extinguishment Expenses

During 2012, the company recorded $10.3 million of debt extinguishment expenses associated with the repurchase of the convertible notes, described above, consisting of $6.8 million of accelerated amortization of debt discount, $2.8 million in prepayment premiums and other expenses, and $0.7 million in accelerated amortization of debt issuance costs.

7.  Income Taxes

     The significant components of the company's deferred tax assets and liabilities as of December 31, 2013 and 2012 were (in thousands):

	December 31,
	2013	2012
Current Deferred Tax Assets (Liabilities):
U.S. federal and state net operating loss carryforwards	$344	$8,909
Capitalized research and development costs	10,507	8,921
Accruals, reserves and other	24,661	25,374
Valuation allowance	(5,358)	(4,988)
Current deferred tax assets (liabilities), net	30,154	38,216

Noncurrent Deferred Tax Assets (Liabilities):
State net operating loss carryforwards	432	1,136
Capitalized research and development costs	-	15,847
Tax credit/capital loss carryforwards and other	15,375	18,296
Excess tax depreciation and other	(40,591)	(42,602)
Valuation allowance	(1,827)	(3,556)
Noncurrent deferred tax (liabilities) assets, net	(26,611)	(10,879)
Total deferred tax assets, net	$3,543	$27,337

     The company's income tax provisions for the years ended December 31, 2013, 2012 and 2011 were comprised of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$7,573	$1,889	$384
State	2,858	1,862	841
Foreign	61	102	115
Total current	10,492	3,853	1,340

Deferred:
Federal	25,667	29,264	29,558
State	(904)	(2,339)	(10,259)
Total deferred	24,763	26,925	19,299
Total income tax provision	$35,255	$30,778	$20,639

The company's income before income taxes included foreign income of $0.2 million, $0.3 million and $0.4 million in 2013, 2012 and 2011, respectively.

A reconciliation of the statutory federal income tax rate to the company's effective tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes	3.3	3.6	3.3
Domestic manufacturing deduction	(2.1)	-	-
Extraterritorial income exclusion	(1.0)	(3.1)	(8.7)
Research and development credits	(0.7)	(1.7)	(4.5)
Other, net	(0.5)	(0.3)	(1.7)
Effective rate	34.0%	33.5%	23.4%

The company recognized research and development tax credits in all periods presented that were primarily attributable to the company's Antares and COTS research and development programs that are further discussed in Note 1.  In addition, the company recorded favorable income tax adjustments of $1.1 million, $2.8 million and $7.7 million in 2013, 2012 and 2011, respectively, pertaining to extraterritorial income exclusions.

At December 31, 2013, the company had U.S. capital loss carryforwards of $17.4 million, which expire beginning in 2015 through 2018.  The deferred tax assets related to capital losses have been fully offset with a valuation allowance due to the uncertainty of realization.  These capital loss carryforwards are subject to certain limitations and other restrictions.

At December 31, 2013, the company had no remaining U.S. federal net operating loss carryforwards.

Changes in the company's unrecognized tax benefits were as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefits at beginning of year	$18,200	$16,732	$12,386
Additions based on tax positions related to the current year	-	-	2,325
Additions for tax positions of prior years	646	1,548	2,351
Reduction resulting from lapse of statute of limitation	(10)	(80)	(330)
Unrecognized tax benefits at end of year	$18,836	$18,200	$16,732

All unrecognized tax benefits, if recognized, would lower the effective tax rate.

The company is subject to U.S. federal income tax and income tax in multiple state jurisdictions.  The company has substantially concluded all income tax matters for years through 1989.  In addition, the IRS completed an audit of the company's 2005 federal income tax return in 2008.

The company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  No interest or penalties have been  recorded in the accompanying consolidated financial statements.

8.  Commitments and Contingencies

Leases

Aggregate minimum commitments under non-cancelable operating leases, primarily for office space and equipment rentals, at December 31, 2013 were as follows (in thousands):

2014	$18,670
2015	18,604
2016	17,765
2017	15,049
2018	16,992
Thereafter	42,070
$129,150

Rent expense for 2013, 2012 and 2011 was $19.4 million, $19.7 million and $19.3 million, respectively.

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

Research and Development Expenses

The company believes that a majority of the company's research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company's revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company's Antares development program (see Note 1) are allowable, although the U.S. Government has not yet made a final determination with respect to approximately $177 million of such costs incurred through 2013.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

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

In 2013, the company recorded a $10 million charge in interest income and other, net to write off an option payment pertaining to a business agreement that was terminated in the fourth quarter of 2013 in connection with the conclusion of litigation.

9.  Stock Plans and Equity Transactions

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

The company also has an Employee Stock Purchase Plan ("ESPP") whereby employees may purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or the end of quarterly offering periods.  As of December 31, 2013, approximately 326,000 shares of common stock were available for purchase under the ESPP.  Compensation expense associated with the ESPP was $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Equity Transactions

The following tables summarize information related to stock-based compensation transactions and plans:

	Restricted Stock Units		Stock Options
	Number of Units	Weighted Average Measurement Date Fair Value	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	684,674	$16.38	1,226,582	$6.46
Granted (1)	442,110	17.39	-	-
Exercised	-	-	(317,647)	4.26
Vested	(330,356)	18.47	-	-
Forfeited	(14,316)	16.57	(448)	5.79
Expired	-	-	(6,200)	3.91
Outstanding at December 31, 2011	782,112	16.07	902,287	7.25
Granted (1)	529,446	12.90	-	-
Exercised	-	-	(343,734)	6.28
Vested	(345,945)	15.77	-	-
Forfeited	(29,980)	14.85	-	-
Expired	-	-	(599)	5.79
Outstanding at December 31, 2012	935,633	14.42	557,954	7.84
Granted (1)	513,490	18.65	-	-
Exercised	-	-	(480,379)	7.19
Vested	(476,811)	14.70	-	-
Forfeited	(23,468)	15.38	-	-
Expired	-	-	(2,575)	7.16
Outstanding at December 31, 2013	948,844	$16.55	75,000 (2)	$12.07
  ____________
(1)	The fair value of restricted stock unit grants is determined based on the closing market price of Orbital's common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures.
(2)	The weighted average remaining contractual term is 1.5 years, and the range of exercise prices is $9.71-$12.98. All outstanding options were exercisable as of December 31, 2013.

	Years Ended December 31,
(in millions)	2013	2012	2011
Stock-based compensation expense recognized	$7.7	$6.4	$6.2
Income tax benefit related to stock-based compensation expense	3.0	2.5	2.0
Intrinsic value of options exercised, computed as the market price on the exercise date less the price paid to exercise the options	4.4	2.6	3.8
Cash received from exercise of options	3.5	2.1	1.4
Grant date fair value of vested restricted stock units	7.0	5.5	6.1
Tax benefit recorded as an increase to additional paid-in capital related to stock-based compensation transactions	2.4	0.2	1.2

(in millions)	As of December 31, 2013
Shares of common stock available for grant under the company's stock-based incentive plans	2.5
Aggregate intrinsic value of restricted stock units that are expected to vest	$22.1
Unrecognized compensation expense related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 2.09 years	12.4
Aggregate intrinsic value of stock options outstanding, all fully vested	0.8

10.  Employee Benefit Plans

The company has a defined contribution plan (the "Plan") generally covering all full-time employees.  Company contributions to the Plan are made based on plan provisions and at the discretion of the Board of Directors.  The company made contributions of $19.9 million, $19.9 million and $18.6 million during 2013, 2012 and 2011, respectively.

The company also has two overfunded defined benefit plans that were frozen upon acquisition in a 1994 business combination.  As of December 31, 2013 and 2012, the company had recorded a $4.9 million and $2.7 million asset, respectively, in other non-current assets related to the pension plans.  The plans are not significant to the accompanying consolidated financial statements taken as a whole; accordingly, additional related disclosures are omitted from these notes to the consolidated financial statements.

The company has a deferred compensation plan for senior managers and executive officers.  At December 31, 2013 and 2012, liabilities related to this plan totaling $13.5 million and $11.7 million, respectively, were included in accrued expenses.

11.  Summary of Selected Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the previous two years (in thousands, except per share data):

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2013
Revenues	$334,813	$333,081	$321,976	$375,401
Income from operations	31,107	26,306	25,606	30,526
Net income	19,602	16,279	15,552	16,933	(1)
Basic income per share	0.33	0.27	0.26	0.28
Diluted income per share	0.33	0.27	0.26	0.28

2012
Revenues	$338,030	$371,268	$372,882	$354,589
Income from operations	23,846	26,092	31,313	31,320
Net income	12,993	14,614	19,452	13,947	(2)
Basic income per share	0.22	0.25	0.33	0.29
Diluted income per share	0.22	0.25	0.33	0.29
______________________
(1)	In December 2013, the company recorded a $10.0 million pretax charge ($6.1 million after tax) to write off a non-current asset and a $3.7 million gain (pretax and after tax) on the sale of investments.

(2)      In December 2012, the company recorded a $10.3 million pretax debt extinguishment charge ($6.3 million after tax) related to a financing transaction.

ORBITAL SCIENCES CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

		Additions
Description	Balance at Start of Period	Charged to Costs and Expenses	Charged/ Credited to Other Accounts	Deductions	Balance at End of Period
YEAR ENDED DECEMBER 31, 2011
Deferred income tax valuation allowance	$12,793	$75	$38	$(3,513)	$9,393
YEAR ENDED DECEMBER 31, 2012
Deferred income tax valuation allowance	9,393	2	(210)	(641)	8,544
YEAR ENDED DECEMBER 31, 2013
Deferred income tax valuation allowance	8,544	6,463	71	(7,894)	7,184

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

Management's Report on Internal Control Over Financial Reporting

       Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of the company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is included under the captions "Executive Officers of the Registrant" in Part I above and under the captions "Proposal 1 - Election of Directors - Directors to be Elected at the 2014 Annual Meeting, - Directors Whose Terms Expire in 2015, - Directors Whose Terms Expire in 2016," "Corporate Governance - Code of Business Conduct and Ethics," "Information Concerning the Board of Directors and Its Committees - Board Committees" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2014 and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is included under the captions "Executive Compensation - Compensation Discussion and Analysis, - Human Resources and Compensation Committee Report, - Summary Compensation Table, - Grants of Plan-Based Awards, - Outstanding Equity Awards at Fiscal Year-End, - Stock Vested, - Pension Benefits, - Nonqualified Deferred Compensation, - Potential Payments Upon Termination or Change in Control," "Compensation Committee Interlocks and Insider Participation" and "Information Concerning the Board of Directors and Its Committees - Director Compensation" in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2014 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included under the captions "Ownership of Common Stock" in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2014 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under the caption "Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm - Fees of the Independent Registered Public Accounting Firm, - Pre-Approval of Audit and Non-Audit Services" in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2014 and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is included under the caption "Proposal 2 Ratification of the Appointment of Independent Registered Public Accounting Firm -  Fees of the Independent Registered Public Accounting Firm, - Pre-Approval of Audit and Non-Audit Services" in our definitive proxy statement to be filed pursuant to Regulation 14A on or about March 10, 2014 and is incorporated herein by reference.

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

Dated: February 24, 2014	ORBITAL SCIENCES CORPORATION
	By:	/s/ David W. Thompson
David W. Thompson Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 24, 2014

Signature:	Title:

/s/ David W. Thompson	Chairman of the Board, President and Chief Executive Officer, Director (Principal Executive Officer)
David W. Thompson

/s/ Garrett E. Pierce	Vice Chairman and Chief Financial Officer, Director (Principal Financial Officer)
Garrett E. Pierce

/s/ Hollis M. Thompson Hollis M. Thompson	Senior Vice President and Controller (Principal Accounting Officer)

/s/ Kevin P. Chilton	Director
Kevin P. Chilton

/s/ Lennard A. Fisk	Director
Lennard A. Fisk

/s/ Robert M. Hanisee	Director
Robert M. Hanisee

/s/ Robert J. Hermann	Director
Robert J. Hermann

/s/ Ronald T. Kadish	Director
Ronald T. Kadish

/s/ Janice I. Obuchowski	Director
Janice I. Obuchowski

/s/ James G. Roche	Director
James G. Roche

/s/ Frank L. Salizzoni	Director
Frank L. Salizzoni

/s/ Harrison H. Schmitt	Director
Harrison H. Schmitt
/s/ James R. Thompson	Director
James R. Thompson

/s/ Scott L. Webster	Director
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
10.15
Form of  Amended and Restated Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.15 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).*

10.16
Contract No. NNJ09GA02B for ISS Commercial Resupply Services dated December 23, 2008, by and between Orbital Sciences Corporation and the National Aeronautics and Space Administration (incorporated by reference to Exhibit 10.24 to the company's Annual Report on Form 10-K for the year ended December 31, 2008).**

10.17
Task Order No.1 for Contract NNJ09GA02B for ISS Commercial Resupply Services dated December 23, 2008, by and between  Orbital Sciences Corporation and the National Aeronautics and Space Administration (incorporated by reference to Exhibit 10.25 to the company's Annual Report on Form 10-K for the year ended December 31, 2008).**

10.18
Form of Non-Employee Director Nonstatutory Stock Option Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.24 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).*

10.19
Form of Non-Employee Director Stock Unit Agreement under the 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.20 to the company's Annual Report on Form 10-K filed on March 1, 2007).*

10.20	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on May 2, 2005).*
10.21	Form of Stock Unit Agreement under the 2005 Stock Incentive Plan (version 2) (incorporated by reference to Exhibit 10.20 to the company's Annual Report on Form 10-K filed on February 29, 2012).*
10.22	Form of Stock Unit Agreement under the Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on May 1, 2012).*
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).
31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).
32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).
32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.LAB†	XBRL Taxonomy Extension Labels Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase
101.DEF†	XBRL Taxonomy Extension Definition Linkbase

______________________

*	Management Contract or Compensatory Plan or Arrangement.
**	Certain portions of this Exhibit were omitted by means of redacting a portion of the text in accordance with Rule 0-6 or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.