Form 10-Q
period 2014-03-31
ORBITAL SCIENCES CORP /DE/
filed 2014-04-25
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of April 21, 2014, 60,567,969 shares of the registrant's Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$350,800	$265,837
Receivables	453,885	583,518
Inventories	52,081	61,675
Deferred income taxes, net	31,237	30,154
Other current assets	21,984	9,889
Total current assets	909,987	951,073
Property, plant and equipment, net	236,947	246,060
Goodwill	71,260	71,260
Other non-current assets	15,637	16,368
Total assets	$1,233,831	$1,284,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$218,918	$281,631
Deferred revenues and customer advances	17,341	21,250
Current portion of long-term debt	7,500	8,236
Total current liabilities	243,759	311,117
Long-term debt	133,125	135,000
Deferred income tax, net	17,307	26,611
Other non-current liabilities	27,585	16,732
Total liabilities	421,776	489,460
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	-	-
Common Stock, par value $.01; 200,000,000 shares authorized, 60,567,949 and 60,515,556 shares outstanding, respectively	606	605
Additional paid-in capital	589,938	587,240
Accumulated other comprehensive loss	(1,098)	(1,341)
Retained earnings	222,609	208,797
Total stockholders' equity	812,055	795,301
Total liabilities and stockholders' equity	$1,233,831	$1,284,761

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Quarters Ended March 31,
	2014	2013
Revenues	$323,285	$334,813
Cost of revenues	268,863	246,386
Research and development expenses	6,865	32,133
Selling, general and administrative expenses	24,574	25,187
Income from operations	22,983	31,107
Interest income and other	(120)	566
Interest expense	(1,101)	(1,110)
Income before income taxes	21,762	30,563
Income tax provision	(7,950)	(10,961)
Net income	$13,812	$19,602

Basic income per share	$0.23	$0.33
Diluted income per share	$0.23	$0.33

Net income (from above)	$13,812	$19,602
Other comprehensive income (loss):
Defined benefit plans, net of tax of $(52) and $164, respectively	(83)	262
Unrealized gain (loss) on investments	-	300
Net gain (loss) on foreign exchange derivative instruments, net of tax of $206, $474, respectively	326	756
Total other comprehensive income (loss)	243	1,318
Comprehensive income	$14,055	$20,920

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	Quarters Ended March 31,
	2014	2013
Operating Activities:
Net income	$13,812	$19,602
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	10,471	9,824
Deferred income taxes	796	7,073
Stock-based compensation and other	932	1,270
Changes in assets and liabilities	59,460	(63,584)
Net cash provided by (used in) operating activities	85,471	(25,815)

Investing Activities:
Capital expenditures	(8,443)	(8,397)
Proceeds from disposition of property	10,000	-
Net cash provided by (used in) investing activities	1,557	(8,397)

Financing Activities:
Principal payments on long-term debt	(2,611)	(1,875)
Net proceeds from issuances of common stock	399	2,201
Tax benefit of stock-based compensation	147	946
Net cash provided by (used in) financing activities	(2,065)	1,272

Net increase (decrease) in cash and cash equivalents	84,963	(32,940)
Cash and cash equivalents, beginning of period	265,837	232,324
Cash and cash equivalents, end of period	$350,800	$199,384

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

(1)	Basis of Presentation

Orbital Sciences Corporation (together with its subsidiaries, "Orbital" or the "company"), a Delaware corporation, develops and manufactures small- and medium-class rockets and space systems for commercial, military and civil government customers.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results for the interim periods presented.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission.  The company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

      Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results expected for the full year.

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended March 31,
	2014	2013
Launch Vehicles:
Revenues	$137,241	$134,292
Operating income	11,739	12,033
Identifiable assets	198,110	195,294	(2)
Capital expenditures	3,135	1,697
Depreciation and amortization	4,389	4,259
Satellites and Space Systems:
Revenues	$82,790	$100,783
Operating income	3,298	10,838
Identifiable assets	273,323	288,343	(2)
Capital expenditures	4,070	5,036
Depreciation and amortization	2,031	2,158
Advanced Space Programs:
Revenues	$107,313	$113,259
Operating income	7,946	8,236
Identifiable assets	324,531	448,015	(2)
Capital expenditures	578	1,451
Depreciation and amortization	2,461	1,856
Corporate and Other:
Revenues(1)	$(4,059)	$(13,521)
Operating loss	0	0
Identifiable assets	437,867	353,109	(2)
Capital expenditures	660	213
Depreciation and amortization	1,590	1,551
Consolidated:
Revenues	$323,285	$334,813
Operating income	22,983	31,107
Identifiable assets	1,233,831	1,284,761	(2)
Capital expenditures	8,443	8,397
Depreciation and amortization	10,471	9,824

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):

	Quarters Ended March 31,
	2014	2013
Launch Vehicles	$3.0	$11.7
Satellites and Space Systems	0.9	1.4
Advanced Space Programs	0.2	0.4
Total intersegment revenues	$4.1	$13.5

(2)	As of December 31, 2013.

(3)	Earnings Per Share

       Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the periods.  Diluted earnings per share include the weighted-average effect of all dilutive securities outstanding during the periods.

The following table presents the shares used in computing basic and diluted earnings per share (in thousands):

	Quarters Ended March 31,
	2014	2013
Basic weighted-average shares outstanding	60,544	59,776
Dilutive effect of restrictive stock units and stock options	386	285
Diluted weighted-average shares outstanding	60,930	60,061

(4)	Cash Equivalents

At March 31, 2014 and December 31, 2013, the company had invested approximately $350 million and $260 million, respectively, in cash equivalents in the form of money market funds with three financial institutions.  The company considers these money market funds to be Level 1 financial instruments.

(5)	Receivables

The components of receivables were as follows (in thousands):

	March 31, 2014	December 31, 2013
Billed	$53,886	$68,474
Unbilled	399,999	515,044
Total	$453,885	$583,518

Under the terms of the company's Commercial Resupply Services ("CRS") contract with the National Aeronautics and Space Administration ("NASA"), approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions, of which seven remain and currently are scheduled to occur through 2016.  Unbilled receivables at March 31, 2014 and December 31, 2013 included $217 million and $335 million, respectively, pertaining to the CRS contract which will be collected as launches occur.  Since the inception of the CRS contract in December 2008 through March 31, 2014, a total of approximately $1.4 billion of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

      As of March 31, 2014 and December 31, 2013, unbilled receivables also included $17.2 million and $9.9 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

      Certain satellite contracts require the company to refund a portion of the contract price to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of March 31, 2014, the company could be required to refund up to $13.4 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies under which the company believes it would recover satellite incentive fees that are not earned and performance refund obligations.

Revenues and receivables in the first quarter of 2014 reflected the assumption that the company will not earn approximately $13 million of performance incentives on a communications satellite that was launched in March 2014.  The company believes that the loss of incentives is covered by insurance and that insurance proceeds could be recognized as income as early as the second quarter of 2014.

(6)	Inventories

      As of March 31, 2014 and December 31, 2013, substantially all of the company's inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(7)   Property, Plant and Equipment

The company received proceeds of $10.0 million in the first quarter of 2014 in connection with the sale of certain property and equipment at the NASA Wallops Facility to the Commonwealth of Virginia.

(8)	Fair Value of Derivative Financial Instruments

       As of March 31, 2014 and December 31, 2013, the fair value of the company's euro/U.S. dollar forward contracts used to hedge a euro-denominated customer contract was a liability of $0.7 million and $1.3 million, respectively.  The company considers this fair value measure to be a Level 2 measure.

(9)	Long-Term Debt

Term Loan and Credit Facility

The recorded value and fair value of the company's senior secured term loan (the "Term Loan") under its revolving secured credit facility (the "Credit Facility") was $140.6 million and $142.5 million as of March 31, 2014 and December 31, 2013, respectively.  The company considers this fair value measure to be a Level 2 measure.

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

As of March 31, 2014, there were no revolving loan borrowings under the Credit Facility, although $0.8 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of March 31, 2014, approximately $232 million of the Credit Facility was available for borrowings.

Debt Covenants

 Orbital's Credit Facility contains covenants limiting its ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of March 31, 2014, the company was in compliance with all of these covenants.

(10)   Stock-Based Compensation

The following tables summarize information related to the company's stock-based compensation:

	Restricted Stock Units		Stock Options
	Number of Units	Weighted Average Measurement Date Fair Value	Number of Options		Weighted Average Exercise Price
Outstanding at December 31, 2013	948,844	$16.55	75,000		$12.07
Granted (1)	38,762	23.29	-		-
Exercised	-	-	(5,000)		12.18
Vested	(32,342)	14.37	-		-
Forfeited	(1,978)	15.67	-		-
Expired	-	-	-		-
Outstanding at March 31, 2014	953,286	$16.90	70,000	(2)	$12.06

(1)  The fair value of restricted stock unit grants is determined based on the closing market price of Orbital's common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.
(2)   The weighted average remaining contractual term is 1.33 years.

	Quarters Ended March 31,
(in millions)	2014	2013
Stock-based compensation expense	$2.2	$1.8
Income tax benefit related to stock-based compensation expense	0.8	0.6
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	0.1	2.4
Cash received from exercise of options	0.1	1.9
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	0.1	0.9

As of
(in millions)	March 31, 2014
Shares of common stock available for grant under stock-based incentive plans	2.4
Aggregate intrinsic value of restricted stock units that are expected to vest	$26.6
Unrecognized compensation expense related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 1.90 years	11.4
Aggregate intrinsic value of stock options outstanding, all fully vested	1.1

(11)	Income Taxes

     The company's effective tax rates were 36.5% and 35.9% for the quarters ended March 31, 2014 and 2013, respectively.

(12)  Changes in Estimates

       Orbital's revenues, costs and operating income are derived primarily from long-term contracts that are accounted for using the percentage-of-completion method of accounting.   Revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future revenues, costs and profit is a process requiring a high degree of management judgment, including management's assumptions regarding the company's operational performance as well as general economic conditions.  In the event of a change in total estimated contract revenue, cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $7 million and $13 million in the first quarter of 2014 and 2013, respectively.

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

Research and Development Expenses

 The company believes that a majority of the company's research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company's revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company's Antares development program are allowable, although the U.S. Government has not yet made a final determination with respect to approximately $178 million of such costs incurred through March 31, 2014.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained in this Item 2 and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, but are not limited to, those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, and forecasts of future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include the words "anticipate," "forecast," "expect," "believe," "should," "will," "intend," "plan" and words of similar substance.  Such forward-looking statements are subject to risks, trends and uncertainties that could cause the actual results or performance of the company to be materially different from the forward-looking statement.  Uncertainty surrounding factors such as recoverability of insurance proceeds, continued government support and funding for key space and defense programs, new product development programs, the availability of key product components, such as our Antares engines, product performance and market acceptance of products and technologies, achievement of contractual milestones, government contract procurement and termination risks, and income tax rates may materially impact Orbital's actual financial and operational results.  Other risks, uncertainties and factors are discussed under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.  We are under no obligation to, and expressly disclaim any obligation or undertaking to update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.

We develop and manufacture small- and medium-class rockets and space systems for commercial, military and civil government customers.  Our primary products and services include the following:

•	Launch Vehicles - Rockets that are used as small- and medium-class space launch vehicles that place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories.

•	Satellites and Space Systems - Small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, collect imagery and other remotely-sensed data about the Earth, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies.

•	Advanced Space Programs - Human-rated space systems for Earth-orbit and deep-space exploration, small- and medium-class satellites used for national security space programs and to demonstrate new space technologies, and advanced flight systems for atmospheric and space missions.

The following discussion should be read along with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Consolidated Results of Operations for the Quarters Ended March 31, 2014 and 2013

 Revenues - Our consolidated revenues were $323.3 million in the first quarter of 2014, a decrease of $11.5 million, or 3%, compared to the first quarter of 2013 due to lower revenues in our satellites and space systems and our advanced space programs segments partially offset by higher revenues in our launch vehicles segment.  Satellites and space systems segment revenues decreased $18.0 million, or 18%, principally due to lower communications satellite revenues attributable primarily to an anomaly on a recently launched satellite, discussed in more detail below in "Segment Results for the Quarters Ended March 31, 2014 and 2013."  Advanced space programs segment revenues decreased $5.9 million, or 5%, principally due to decreased activity on national security satellites and the CRS contract, partially offset by activity on a new commercial contract awarded in 2013.  Launch vehicles segment revenues increased $2.9 million, or 2%, due to increased activity on missile defense interceptors and space launch vehicle contracts, partially offset by decreased activity on target launch vehicle contracts.

Eliminations of intersegment revenues were $4.1 million in the first quarter of 2014 compared to $13.5 million in the first quarter of 2013.  Intersegment revenues in the first quarter of 2013 included $10.4 million pertaining to Antares space launch vehicle production work reported as revenues in our launch vehicles segment and as costs in our advanced space programs segment as part of the Commercial Orbital Transportation Services ("COTS") research and development program with the National Aeronautics and Space Administration ("NASA").  The COTS program was completed in 2013.

The CRS contract accounted for 25% and 22% of our consolidated revenues in the first quarter of 2014 and 2013, respectively.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $80.0 million in the first quarter of 2014, an increase of $4.8 million, or 6%, compared to the first quarter of 2013.  Since the commencement of the CRS contract through March 31, 2014, a total of approximately $1.4 billion of revenues has been recognized on the contract, which has a total contract value of approximately $1.9 billion.

Cost of Revenues - Our cost of revenues was $268.9 million in the first quarter of 2014, an increase of $22.5 million, or 9%, compared to the first quarter of 2013.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  Cost of revenues increased primarily due to higher materials and subcontractor costs, despite the decrease in revenues that was largely driven by the impact of the communications satellite anomaly discussed above.  Cost of revenues increased $10.4 million, or 13%, in the advanced space programs segment and $8.6 million, or 8%, in the launch vehicles segment.  Cost of revenues decreased $6.0 million, or 8%, in the satellites and space systems segment.  Eliminations of intersegment cost of revenues decreased $9.4 million attributable to the reduction in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $6.9 million, or 2% of revenues, in the first quarter of 2014, a $25.2 million decrease compared to $32.1 million, or 10% of revenues, in the first quarter of 2013.  The decrease in research and development expense was principally attributable to completion of the COTS program in 2013 and a significant reduction in Antares launch vehicle development costs.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Antares development program are allowable, although the U.S. Government has not yet made a final determination with respect to approximately $178 million of such costs incurred through March 31, 2014.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $24.6 million and $25.2 million, or 8% of revenues, in the first quarter of 2014 and 2013.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses decreased $0.6 million, or 2%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to lower bid, proposal and marketing costs.

Operating Income - Our consolidated operating income was $23.0 million in the first quarter of 2014, a decrease of $8.1 million, or 26%, compared to the first quarter of 2013.  Satellites and space systems segment operating income decreased $7.5 million, or 70%, principally due to the impact of the anomaly mentioned above and discussed below in "Segment Results for the Quarters Ended March 31, 2014 and 2013."  Advanced space programs segment operating income decreased $0.3 million, or 4%, primarily due to the reduction in segment revenues and a favorable contract closeout adjustment recorded in the first quarter of 2013, partially offset by higher operating margins on certain national security contracts.  Launch vehicles segment operating income decreased $0.3 million, or 2%, due to lower activity and operating margins on certain target launch vehicles, partially offset by increased activity on space launch vehicles and missile defense interceptors.

Total operating income from the CRS contract was $4.5 million and $3.9 million in the first quarter of 2014 and 2013, respectively.  Since the commencement of the CRS contract through March 31, 2014, a total of $76 million of operating income has been recognized on the contract.

Our revenues, costs and operating income are derived primarily from long-term contracts that are accounted for using the percentage-of-completion method of accounting.   Revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future revenues, costs and profit is a process requiring a high degree of management judgment, including management's assumptions regarding our operational performance as well as general economic conditions.  In the event of a change in total estimated contract revenue, cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $7 million and $13 million in the first quarter of 2014 and 2013, respectively.

Interest Income and Other - Interest income and other was an expense of $0.1 million and income of $0.6 million in the first quarter of 2014 and 2013, respectively.

Interest Expense - Interest expense was $1.1 million in the first quarter of 2014 and 2013, respectively.

Income Tax Provision - Our income tax provision was $8.0 million and $11.0 million in the first quarter of 2014 and 2013, respectively.  Our effective tax rate for the first quarter of 2014 and 2013 was 36.5% and 35.9%, respectively.

Net Income - Net income was $13.8 million and $19.6 million, or $0.23 and $0.33 diluted earnings per share, in the first quarter of 2014 and 2013, respectively.

Segment Results for the Quarters Ended March 31, 2014 and 2013

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

Launch Vehicles

Launch vehicles segment operating results were as follows (in thousands, except percentages):

	First Quarter
	2014	2013	% Change
Revenues	$137,241	$134,292	2%
Operating income	11,739	12,033	(2%)
Operating margin	8.6%	9.0%

 Segment Revenues - Launch vehicles segment revenues increased $2.9 million, or 2%, in the first quarter of 2014 compared to the first quarter of 2013 due to increased activity on missile defense interceptors and space launch vehicle contracts, partially offset by decreased activity on target launch vehicle contracts.  Missile defense interceptor revenues increased $11.5 million, or 52%, due to increased activity on our Ground-based Midcourse Defense ("GMD") program.  Under our GMD program, we supply interceptor boosters for the U.S. Missile Defense Agency's GMD system.  GMD program revenues accounted for 24% and 16% of total launch vehicles segment revenues in the first quarter of 2014 and 2013, respectively.  Space launch vehicles revenues increased $4.1 million, or 7%, primarily due to activity on a new Minotaur-C contract, partially offset by lower revenues from other Minotaur space launch vehicles and Antares launch vehicles.  Antares launch vehicle revenues related to the CRS contract were $40.8 million and $31.4 million in the first quarter of 2014 and 2013, respectively.  Antares launch vehicles revenues related to the COTS program, which was completed in 2013, were $10.4 million in the first quarter of 2013.  Antares launch vehicle revenues accounted for 30% and 31% of total launch vehicles segment revenues in the first quarter of 2014 and 2013, respectively.  Target launch vehicle revenues decreased $14.4 million, or 26%, primarily due to decreased activity in the product line.

Segment Operating Income - Operating income in the launch vehicles segment decreased $0.3 million, or 2%, in the first quarter of 2014 compared to the first quarter of 2013 due to lower activity and operating margins on certain target launch vehicles partially offset by increased activity on space launch vehicles and missile defense interceptors.  Operating income from target launch vehicles decreased $2.9 million, or 43%.  Operating income from space launch vehicles increased $1.5 million, or 52%, primarily due to activity on a new Minotaur-C contract and increased activity on Antares rockets for the CRS contract.  Operating income from missile defense interceptors increased $1.0 million, or 45%, primarily due to increased activity on our GMD contract.

Launch vehicles segment operating margins (as a percentage of revenues) were 8.6% in the first quarter of 2014, compared to 9.0% in the first quarter of 2013.  The decrease in operating margin in the first quarter of 2014 was mainly due to lower operating margins on certain target launch vehicle contracts.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows (in thousands, except percentages):

	First Quarter
	2014	2013	% Change
Revenues	$82,790	$100,783	(18%)
Operating income	3,298	10,838	(70%)
Operating margin	4.0%	10.8%

  Segment Revenues - Satellites and space systems segment revenues decreased $18.0 million, or 18%, in the first quarter of 2014 compared to the first quarter of 2013 due to lower revenues on communications satellite and science and remote sensing satellite contracts, partially offset by higher revenues on space technical services contracts.  Communications satellite revenues decreased $14.3 million, or 31%, principally due to the impact of an anomaly detected during the in-orbit testing of the Amazonas 4A communications satellite that was launched in March 2014.  Although the investigation of the anomaly is currently in progress, we believe that the satellite capacity could be diminished.  Accordingly, revenues in the first quarter of 2014 reflect the assumption that we will not earn approximately $13 million of performance incentives.  We believe that the loss of incentives is covered by insurance and that insurance proceeds could be recognized as income as early as the second quarter of 2014.  Communications satellite revenues accounted for 39% and 46% of total segment revenues in the first quarter of 2014 and 2013, respectively.  Science and remote sensing satellite revenues decreased $5.9 million, or 22%, primarily due to the completion of a satellite in the first quarter of 2013.  Space technical services revenues increased $2.8 million, or 11%.

Segment Operating Income - Operating income in the satellites and space systems segment decreased $7.5 million, or 70%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a net $6.4 million reduction related to the satellite anomaly mentioned above, reflecting the loss of performance incentives and lower estimated costs to complete.     Communications satellite operating income was marginally positive in the first quarter of 2014 as compared to $6.9 million of profit in the first quarter of 2013.  Communications satellite operating income accounted for less than 1% and 64% of total segment operating income in the first quarter of 2014 and 2013, respectively.  Science and remote sensing satellite operating income decreased $0.8 million, or 29%, due to the completion of a satellite in the first quarter of 2013.  Space technical services operating income increased $0.1 million, or 9%, in the first quarter of 2014.

Satellites and space systems segment operating margins (as a percentage of revenues) decreased to 4.0% in the first quarter of 2014 from 10.8% in the first quarter of 2013 primarily due to the impact of the communication satellite anomaly discussed above.

Advanced Space Programs

Advanced space programs segment operating results were as follows (in thousands, except percentages):

	First Quarter
	2014	2013	% Change
Revenues	$107,313	$113,259	(5%)
Operating income	7,946	8,236	(4%)
Operating margin	7.4%	7.3%

Segment Revenues - Advanced space programs segment revenues decreased $5.9 million, or 5%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to decreased activity on national security satellite contracts and the CRS contract, partially offset by activity on a new commercial contract awarded in 2013.  Revenues from national security satellite contracts decreased $21.2 million, or 33%.  Revenues from the CRS contract decreased $4.7 million, or 11%.  The CRS contract accounted for 37% and 39% of total segment revenues in the first quarter of 2014 and 2013, respectively.  Revenues from the new commercial contract increased $21.2 million.

Segment Operating Income - Operating income in the advanced space programs segment decreased $0.3 million, or 4%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to the reduction in segment revenues and a favorable contract closeout adjustment recorded in the first quarter of 2013, partially offset by a profit margin improvement on national security satellite contracts.

      Advanced space programs segment operating margins (as a percentage of revenues) increased to 7.4% in the first quarter of 2014 from 7.3% in the first quarter of 2013 mainly due to the profit margin improvement on national security satellite contracts.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $4.1 million and $13.5 million in the first quarter of 2014 and 2013, respectively.  The intersegment revenue eliminations in the first quarter of 2013 included $10.4 million of Antares revenues recorded in the launch vehicles segment in connection with the COTS program that was completed in 2013.

Backlog

 Our firm backlog was approximately $2.3 billion and $2.2 billion at March 31, 2014 and December 31, 2013, respectively.  We expect to convert approximately $0.8 billion of the March 31, 2014 firm backlog into revenue during the remainder of 2014.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $4.8 billion at March 31, 2014 and $5.2 billion at December 31, 2013.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

 Cash provided by operating activities in the first quarter of 2014 was $85.5 million, compared to cash used in operating activities of $25.8 million in the first quarter of 2013.  The increase in operating cash flow resulted primarily from the net effect of changes in working capital and certain other assets and liabilities.  During the first quarter of 2014, changes in working capital and other assets and liabilities provided $59.5 million of cash, compared to $63.6 million of cash used in the first quarter of 2013.  Changes in working capital in the first quarter of 2014 included a decrease in receivables of $129.6 million principally due to a reduction in CRS contract receivables.  Under the terms of the CRS contract, approximately 25% of the contract value is billable to the customer and collectible upon the completion of launch and delivery milestones for each of eight CRS contract missions, the first of which was successfully completed in the first quarter of 2014.  Changes in working capital in the first quarter of 2014 also included a decrease in accounts payable and accrued expenses of $62.4 million.

Cash Flow from Investing Activities

Cash provided by investing activities was $1.6 million in the first quarter of 2014 compared to cash used of $8.4 million in the first quarter of 2013.  We spent $8.4 million on capital expenditures in the first quarter of 2014 and 2013.  We also received proceeds of $10.0 million in the first quarter of 2014 in connection with the sale of certain property and equipment at the NASA Wallops Facility to the Commonwealth of Virginia.

Cash Flow from Financing Activities

Cash used in financing activities was $2.1 million in the first quarter of 2014 compared to cash provided of $1.3 million in the first quarter of 2013.  During the first quarter of 2014 and 2013, we received $0.4 million and $2.2 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock option plan purchases.  We also made $2.6 million and $1.9 million of principal payments on our long-term debt in the first quarter of 2014 and 2013, respectively.

Term Loan and Credit Facility - As of March 31, 2014, we had $140.6 million outstanding in connection with a senior secured term loan (the "Term Loan") under our revolving secured credit facility (the "Credit Facility"), discussed below.

The Term Loan matures in December 12, 2017, is secured on the same basis as the Credit Facility and bears interest, at our option, at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum or a base rate plus 0.75% per annum.  We are required to make quarterly principal payments of approximately $1.9 million.  The remaining principal amount of $114.4 million will be due at maturity.  The Term Loan is otherwise subject to terms and conditions substantially similar to those in the Credit Facility regarding guarantees, covenants and events of default.

The Credit Facility provides capacity for up to $300 million of revolving loans and permits us to utilize up to $125 million of such capacity for the issuance of standby letters of credit.  The Credit Facility matures in December 12, 2017.  Our obligations under the Credit Facility are secured by substantially all of our assets except for real property.  We have the option to increase the amount of the Credit Facility by up to $150 million, subject to obtaining additional loan commitments and the satisfaction of other specified conditions.  Loans under the Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.50%, with the applicable margin varying according to our total leverage ratio, or, at our election, at a base rate plus 0.75% to 1.50%.  Letters of credit issued under the Credit Facility accrue fees at a rate equal to the applicable margin for LIBOR loans.  In addition, we are required to pay a quarterly commitment fee for the unused portion of the Credit Facility, if any, at a rate ranging from 0.30% to 0.50%.

As of March 31, 2014, there were no revolving loan borrowings under the Credit Facility, although $0.8 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of March 31, 2014, approximately $232 million of the Credit Facility was available for borrowings.

Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of March 31, 2014, we were in compliance with all of these covenants.
Available Cash and Future Funding

At March 31, 2014, we had $350.8 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  Significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicle or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are impacted by changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include our bank term loan as well as our cash and cash equivalents.  We assess our interest rate risk on a regular basis.

As of March 31, 2014, the recorded value and fair value of our bank term loan was $140.6 million.  The term loan has a variable interest rate of LIBOR plus 1.75%, or 1.90%, at March 31, 2014.   Generally, the fair market value of our variable interest rate debt will increase or decrease based on general market conditions for bank loans, Orbital's credit rating and the remaining term of the loan.

As of March 31, 2014, a hypothetical 100 basis point change in interest rates in connection with our cash and cash equivalents would result in an annual change of approximately $2 million in interest income.

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $13.7 million at March 31, 2014.  This liability is subject to fluctuation based on the market value of the investment options selected by participants.

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

On June 20, 2013, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against United Launch Alliance, LLC ("ULA") and RD Amross, LLC alleging violations of United States antitrust laws as a results of the defendants' exclusivity arrangement with respect to the RD-180 rocket engine and ULA's control of the market for launch systems and services used for medium-class payload missions.  During the first quarter of 2014, we agreed to dismiss without prejudice our antitrust lawsuit against ULA and RD Amross, LLC.  The parties will now undertake to negotiate a business resolution for our access to the RD-180 rocket engine, subject to all necessary approvals from the U.S. and Russian governments.  If a mutually agreeable resolution is not reached, we will have the option to refile our lawsuit.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

ORBITAL SCIENCES CORPORATION

DATED: April 24, 2014	By:	/s/ David W. Thompson
David W. Thompson
Chairman of the Board, President and Chief Executive Officer

DATED: April 24, 2014	By:	/s/ Garrett E. Pierce
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