Form 10-Q
period 2014-06-30
ORBITAL SCIENCES CORP /DE/
filed 2014-07-25
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

As of July 21, 2014, 60,591,972 shares of the registrant's Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$366,017	$265,837
Receivables	509,369	583,518
Inventories	61,331	61,675
Deferred income taxes, net	35,039	30,154
Other current assets	15,262	9,889
Total current assets	987,018	951,073
Property, plant and equipment, net	233,861	246,060
Goodwill	71,260	71,260
Other non-current assets	15,040	16,368
Total assets	$1,307,179	$1,284,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$245,096	$281,631
Deferred revenues and customer advances	40,018	21,250
Current portion of long-term debt	7,500	8,236
Total current liabilities	292,614	311,117
Long-term debt	131,250	135,000
Deferred income tax, net	23,139	26,611
Other non-current liabilities	29,421	16,732
Total liabilities	476,424	489,460
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	-	-
Common Stock, par value $.01; 200,000,000 shares authorized, 60,591,952 and 60,515,556 shares outstanding, respectively	606	605
Additional paid-in capital	592,056	587,240
Accumulated other comprehensive loss	(1,049)	(1,341)
Retained earnings	239,142	208,797
Total stockholders' equity	830,755	795,301
Total liabilities and stockholders' equity	$1,307,179	$1,284,761

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$318,124	$333,081	$641,409	$667,894
Cost of revenues	261,979	259,021	530,842	505,407
Research and development expenses	7,399	23,191	14,264	55,324
Selling, general and administrative expenses	33,486	24,563	58,061	49,750
Income from operations	15,260	26,306	38,242	57,413
Interest income and other	11,913	476	11,793	1,042
Interest expense	(1,109)	(1,184)	(2,210)	(2,294)
Income before income taxes	26,064	25,598	47,825	56,161
Income tax provision	(9,531)	(9,319)	(17,481)	(20,280)
Net income	$16,533	$16,279	$30,344	$35,881

Basic income per share	$0.27	$0.27	$0.50	$0.60
Diluted income per share	$0.27	$0.27	$0.50	$0.59

Net income (from above)	$16,533	$16,279	$30,344	$35,881
Other comprehensive income (loss)
Defined benefit plans, net of tax of $28, $(206),
$(24) and $(42), respectively	50	(329)	(33)	(67)
Unrealized gain (loss) on investments	-	300	-	600
Net gain (loss) on foreign exchange derivative instruments, net of tax of $0, $(176), $206 and $298, respectively	-	(282)	326	474
Total other comprehensive income (loss)	50	(311)	293	1,007
Comprehensive income	$16,583	$15,968	$30,637	$36,888

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income	$30,344	$35,881
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	21,106	20,258
Deferred income taxes	4,978	13,693
Stock-based compensation and other	2,860	3,173
Changes in assets and liabilities	50,642	(80,453)
Net cash provided by (used in) operating activities	109,930	(7,448)

Investing Activities:
Capital expenditures	(16,163)	(19,833)
Proceeds from disposition of property	10,000	-
Purchase price adjustment		4,000
Net cash provided by (used in) investing activities	(6,163)	(15,833)

Financing Activities:
Principal payments on long-term debt	(4,486)	(3,750)
Net proceeds from issuances of common stock	721	3,786
Tax benefit of stock-based compensation	178	1,612
Net cash provided by (used in) financing activities	(3,587)	1,648

Net increase (decrease) in cash and cash equivalents	100,180	(21,633)
Cash and cash equivalents, beginning of period	265,837	232,324
Cash and cash equivalents, end of period	$366,017	$210,691

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
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

      Operating results for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year.

(2)  Merger Transaction Agreement

On April 28, 2014, Orbital entered into a definitive transaction agreement (the "Transaction Agreement") with Alliant Techsystems Inc. ("ATK") that provides for the merger (the "Merger") of Orbital with the Aerospace and Defense Groups of ATK ("ATK A&D") following the spin-off of ATK's Sporting Group business ("Sporting") to ATK's stockholders (the "Distribution" and together with the Merger, the "Transaction").  At closing, the combined company will be named Orbital ATK, Inc. ("Orbital ATK").  The Transaction Agreement provides that each share of Orbital's common stock issued and outstanding immediately prior to the closing of the merger will be converted into the right to receive 0.449 shares of ATK common stock.  Orbital's stockholders will own approximately 46.2% of Orbital ATK, and ATK's stockholders will own approximately 53.8% of Orbital ATK.  This transaction is subject to stockholder approval and other customary closing conditions.

(3)	Segment Information

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Launch Vehicles:
Revenues	$125,840		$134,027		$263,081		$268,319
Operating income	11,040		10,521		22,779		22,554
Identifiable assets	190,374		195,294	(2)	190,374		195,294	(2)
Capital expenditures	1,835		2,976		4,970		4,673
Depreciation and amortization	4,401		4,618		8,790		8,877
Satellites and Space Systems:
Revenues	$87,244		$93,828		$170,034		$194,611
Operating income	2,713		10,637		6,010		21,475
Identifiable assets	306,407		288,343	(2)	306,407		288,343	(2)
Capital expenditures	3,522		5,337		7,592		10,373
Depreciation and amortization	2,088		2,074		4,119		4,232
Advanced Space Programs:
Revenues	$110,178		$116,620		$217,491		$229,879
Operating income	8,120		5,148		16,066		13,384
Identifiable assets	354,188		448,015	(2)	354,188		448,015	(2)
Capital expenditures	2,012		1,311		2,590		2,762
Depreciation and amortization	2,557		2,179		5,018		4,035
Corporate and Other:
Revenues(1)	$(5,138)		$(11,394)		$(9,197)		$(24,915)
Operating loss	(6,613	)(3)	-		(6,613	)(3)	-
Identifiable assets	456,210		353,109	(2)	456,210		353,109	(2)
Capital expenditures	351		1,812		1,011		2,025
Depreciation and amortization	1,589		1,563		3,179		3,114
Consolidated:
Revenues	$318,124		$333,081		$641,409		$667,894
Operating income	15,260		26,306		38,242		57,413
Identifiable assets	1,307,179		1,284,761	(2)	1,307,179		1,284,761	(2)
Capital expenditures	7,720		11,436		16,163		19,833
Depreciation and amortization	10,635		10,434		21,106		20,258

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Launch Vehicles	$3.9	$10.3	$6.9	$22.0
Satellites and Space Systems	1.0	0.9	1.9	2.3
Advanced Space Programs	0.2	0.2	0.4	0.6
Total intersegment revenues	$5.1	$11.4	$9.2	$24.9

(2)	As of December 31, 2013.
(3)	The corporate and other loss in 2014 is comprised solely of professional fees and other costs pertaining to the proposed merger (see Note 2).

(4)	Earnings Per Share

       Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the periods.  Diluted earnings per share include the weighted-average effect of all dilutive securities outstanding during the periods.

The following table presents the shares used in computing basic and diluted earnings per share (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted-average shares outstanding	60,573	60,058	60,558	59,918
Dilutive effect of restricted stock units and stock options	458	319	423	310
Diluted weighted-average shares outstanding	61,031	60,377	60,981	60,228

(5)	Cash Equivalents

At June 30, 2014 and December 31, 2013, the company had invested approximately $335 million and $260 million, respectively, in cash equivalents in the form of money market funds with three financial institutions.  The company considers these money market funds to be Level 1 financial instruments.

(6)	Receivables

The components of receivables were as follows (in thousands):

	June 30, 2014	December 31, 2013
Billed	$49,015	$68,474
Unbilled	460,354	515,044
Total	$509,369	$583,518

Under the terms of the company's Commercial Resupply Services ("CRS") contract with the National Aeronautics and Space Administration ("NASA"), approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions currently scheduled to occur through 2016, of which seven remained as of June 30, 2014.  Unbilled receivables at June 30, 2014 and December 31, 2013 included $249 million and $335 million, respectively, pertaining to the CRS contract which will be collected as launches occur.  Since the inception of the CRS contract in December 2008 through June 30, 2014, a total of approximately $1.5 billion of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

      As of June 30, 2014 and December 31, 2013, unbilled receivables also included $23.0 million and $9.9 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

      Certain satellite contracts require the company to refund a portion of the contract price to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of June 30, 2014, the company could be required to refund up to $13.2 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies under which the company believes it would recover satellite incentive fees that are not earned and performance refund obligations.

(7)	Inventories

      As of June 30, 2014 and December 31, 2013, substantially all of the company's inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(8)   Property, Plant and Equipment

The company received proceeds of $10.0 million in the first half of 2014 in connection with the sale of certain property and equipment at the NASA Wallops Facility to the Commonwealth of Virginia.

(9)	Fair Value of Derivative Financial Instruments

       As of June 30, 2014 and December 31, 2013, the fair value of the company's euro/U.S. dollar forward contracts used to hedge a euro-denominated customer contract was a liability of $0.6 million and $1.3 million, respectively.  The company considers this fair value measure to be a Level 2 measure.

(10)  Long-Term Debt

Term Loan and Credit Facility

The recorded value and fair value of the company's senior secured term loan (the "Term Loan") under its revolving secured credit facility (the "Credit Facility") was $138.8 million and $142.5 million as of June 30, 2014 and December 31, 2013, respectively.  The company considers this fair value measure to be a Level 2 measure.

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

As of June 30, 2014, there were no revolving loan borrowings under the Credit Facility, although $0.8 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of June 30, 2014, approximately $237 million of the Credit Facility was available for borrowings.

Debt Covenants

 Orbital's Credit Facility contains covenants limiting its ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of June 30, 2014, the company was in compliance with all of these covenants.

(11)   Stock-Based Compensation

The following tables summarize information related to the company's stock-based compensation:

	Restricted Stock Units		Stock Options
	Number of Units	Weighted Average Measurement Date Fair Value	Number of Options		Weighted Average Exercise Price
Outstanding at December 31, 2013	948,844	$16.55	75,000		$12.07
Granted (1)	39,162	23.29	-		-
Exercised	-	-	(10,000)		11.83
Vested	(43,802)	14.87	-		-
Forfeited	(8,060)	17.85	-		-
Expired	-	-	-		-
Outstanding at June 30, 2014	936,144	$16.90	65,000	(2)	$12.11

(1)  The fair value of restricted stock unit grants is determined based on the closing market price of Orbital's common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.
(2)   The weighted average remaining contractual term is 1.02 years.

	Quarters Ended June 30,
(in millions)	2014	2013
Stock-based compensation expense	$1.9	$1.7
Income tax benefit related to stock-based compensation expense	0.7	0.6
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	0.1	1.7
Cash received from exercise of options	-	1.3
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	0.1	0.7

	Six Months Ended June 30,
(in millions)	2014	2013
Stock-based compensation expense	$4.1	$3.5
Income tax benefit related to stock-based compensation expense	1.5	1.3
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	0.2	4.1
Cash received from exercise of options	0.1	3.2
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	0.2	1.6

As of
(in millions)	June 30, 2014
Shares of common stock available for grant under stock-based incentive plans	2.4
Aggregate intrinsic value of restricted stock units that are expected to vest	$27.7
Unrecognized compensation expense related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 1.75 years	9.5
Aggregate intrinsic value of stock options outstanding, all fully vested	1.1

(12)	Supplemental Disclosures

Other Income

After its launch in March 2014, the Amazonas 4A communications satellite experienced an anomaly during in-orbit testing.  Operating results for the first half of 2014 included a loss of approximately $10 million attributable to the anomaly investigation costs and the loss of performance incentives.  In the second quarter of 2014, the company recorded insurance income of $12 million in "interest income and other, net," pertaining to this incident.

Income Taxes

      The company's effective tax rates were 36.6% and 36.1% for the first half of 2014 and 2013, respectively.

(13)  Changes in Estimates

       Orbital's revenues, costs and operating income are derived primarily from long-term contracts that are accounted for using the percentage-of-completion method of accounting.   Revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future revenues, costs and profit is a process requiring a high degree of management judgment, including management's assumptions regarding the company's operational performance as well as general economic conditions.  In the event of a change in total estimated contract revenue, cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $5 million and $18 million in the second quarter of 2014 and 2013, respectively, and $12 million and $34 million in the first half of 2014 and 2013, respectively.

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

Research and Development Expenses

 The company believes that a majority of the company's research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company's revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company's Antares development program are allowable, although the U.S. Government has not yet made a final determination with respect to approximately $178 million of such costs incurred through June 30, 2014.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

Litigation

 In addition to the matters described below, from time to time the company is party to routine litigation or other legal proceedings arising in the ordinary course of business.  Because of the uncertainties inherent in litigation, the company cannot predict the outcome of such litigation or other legal proceedings; however, the company believes that none of these routine matters will have a material adverse effect on the company's results of operations or financial condition.

Putative class action and derivative lawsuits challenging the proposed merger transaction with ATK described in Note 2 have been filed on behalf of Orbital stockholders in the Court of Chancery of the State of Delaware.  The plaintiffs in each of these lawsuits allege, among other things, that the directors of Orbital breached their fiduciary duties and that ATK aided and abetted such breaches of fiduciary duty.  Plaintiffs in each of these lawsuits seek, among other relief, to enjoin the proposed merger or to rescind it in the event it is consummated.  Orbital believes the allegations and claims asserted in the complaints in these actions to be without merit and intends to defend these actions vigorously.

(15)  New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)."  This ASU provides a single comprehensive revenue recognition model for all contracts with customers.  The principle for recognizing revenue is clarified as the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU provides a five-step analysis to determine how revenue is recognized.  The provisions of the ASU are effective for interim and annual periods beginning after December 15, 2016.  The company is currently evaluating the impact of the pending adoption of this ASU on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained in this Item 2 and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, but are not limited to, those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, and forecasts of future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include the words "anticipate," "forecast," "expect," "believe," "should," "will," "intend," "plan" and words of similar substance.  Such forward-looking statements are subject to risks, trends and uncertainties that could cause the actual results or performance of the company to be materially different from the forward-looking statement.  Uncertainty surrounding factors such as Orbital's and ATK's ability to consummate the merger; Orbital's and ATK's ability to satisfy the conditions to the completion of the merger, including the receipt of approval of both Orbital's stockholders and ATK's stockholders; the regulatory approvals required for the merger not being obtained on the terms expected or on the anticipated schedule; the parties' ability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger; reductions or changes in NASA or U.S. Government military spending, timing of payments and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011, and sourcing strategies; intense competition; increases in costs, which the business may not be able to react to due to the nature of U.S. Government contracts; changes in cost and revenue estimates and/or timing of programs; the potential termination of U.S. Government contracts and the potential inability to recover termination costs; actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates; greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates; other risks associated with U.S. Government contracts that might expose Orbital to adverse consequences; government investigations; security threats, including cybersecurity and other industrial and physical security threats, and other disruptions; changes in domestic and global economic conditions and unstable geopolitical conditions, including in Russia and Ukraine; supply, availability, and costs of raw materials and components, including commodity price fluctuations; government laws and other rules and regulations applicable to Orbital, such as procurement and import-export control; development of key technologies and retention of a qualified workforce; fires or explosions at any of Orbital's facilities; environmental laws that govern past practices and rules and regulations, noncompliance with which may expose Orbital to adverse consequences; impacts of financial market disruptions or volatility to customers and vendors; unanticipated changes in the tax provision or exposure to additional tax liabilities; and the costs and ultimate outcome of litigation matters and other legal proceedings may materially impact Orbital's actual financial and operational results.  Other risks, uncertainties and factors are discussed under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.  We are under no obligation to, and expressly disclaim any obligation or undertaking to update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.

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
Merger Transaction Agreement

On April 28, 2014, we entered into a definitive transaction agreement (the "Transaction Agreement") with Alliant Techsystems Inc. ("ATK") that provides for the merger (the "Merger") of Orbital with the Aerospace and Defense Groups of ATK ("ATK A&D") following the spin-off of ATK's Sporting Group business ("Sporting") to ATK's stockholders (the "Distribution" and together with the Merger, the "Transaction").  At closing, the combined company will be named Orbital ATK, Inc. ("Orbital ATK").  The Transaction Agreement provides that each share of Orbital's common stock issued and outstanding immediately prior to the closing of the merger will be converted into the right to receive 0.449 shares of ATK common stock.  Orbital's stockholders will own approximately 46.2% of Orbital ATK, and ATK's stockholders will own approximately 53.8% of Orbital ATK.  This transaction is subject to stockholder approval and other customary closing conditions.

Consolidated Results of Operations for the Quarters and  Six Months Ended June 30, 2014 and 2013

 Revenues - Our consolidated revenues were $318.1 million in the second quarter of 2014, a decrease of $15.0 million, or 4%, compared to the second quarter of 2013.  Launch vehicles segment revenues decreased $8.2 million, or 6%, due to decreased activity on space launch vehicle and target vehicle contracts, partially offset by increased activity from missile defense interceptors.  Satellites and space systems segment revenues decreased $6.6 million, or 7%, principally due to the completion of a science and remote sensing satellite contract in 2013, partially offset by higher communications satellite revenues.  Advanced space programs segment revenues decreased $6.4 million, or 6%, primarily due to decreased activity on national security satellite contracts and the CRS contract, partially offset by activity on an advanced flight system contract awarded in 2013.

Intersegment revenue eliminations totaled $5.1 million in the second quarter of 2014 compared to $11.4 million in the second quarter of 2013.  Intersegment revenues in the second quarter of 2013 included $8.6 million pertaining to Antares space launch vehicle production work reported as revenues in our launch vehicles segment and as costs in our advanced space programs segment as part of the Commercial Orbital Transportation Services ("COTS") research and development program with the National Aeronautics and Space Administration ("NASA").  The COTS program was completed in 2013.

Our consolidated revenues were $641.4 million in the first half of 2014, a decrease of $26.5 million, or 4%, compared to the first half of 2013.  Satellites and space systems segment revenues decreased $24.6 million, or 13%, mainly due to the completion of a science and remote sensing satellite in 2013.  Advanced space programs segment revenues decreased $12.4 million, or 5%, principally due to decreased activity levels on national security satellite contracts and the CRS contract, partially offset by activity on an advanced flight system contract awarded in 2013.  Launch vehicles segment revenues decreased $5.2 million, or 2%, due to decreased activity on space launch vehicle and target vehicle contracts, partially offset by increased activity on missile defense interceptors.

Intersegment revenue eliminations totaled $9.2 million in the first half of 2014 compared to $24.9 million in the first half of 2013.  Intersegment revenues in the first half of 2013 included $19.0 million pertaining to Antares space launch vehicle production work reported as revenues in our launch vehicles segment and as costs in our advanced space programs segment as part of the COTS program.  The COTS program was completed in 2013.

       The CRS contract accounted for 22% and 24% of our consolidated revenues in the second quarter of 2014 and 2013, respectively, and 23% of consolidated revenues in each of the first halves of 2014 and 2013.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $69.4 million in the second quarter of 2014, a decrease of $10.5 million, or 13%, compared to the second quarter of 2013, and totaled $149.5 million in the first half of 2014, a decrease of $5.7 million, or 4%, compared to the first half of

2013.  CRS revenues were down in the first half of 2014 due to lower activity levels in connection with the timing and scheduling of production work.  Since the commencement of the CRS contract through June 30, 2014, a total of approximately $1.5 billion of revenues has been recognized on the contract, which has a total contract value of approximately $1.9 billion.

Cost of Revenues - Our cost of revenues was $262.0 million in the second quarter of 2014, an increase of $3.0 million, or 1%, compared to the second quarter of 2013.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  Cost of revenues increased $2.4 million, or 3%, in the satellites and space systems segment, and $2.1 million, or 2%, in the advanced space programs segment and decreased $7.8 million, or 7%, in the launch vehicles segment.  Eliminations of intersegment cost of revenues decreased $6.3 million attributable to the reduction in intersegment revenues discussed above.

Our cost of revenues was $530.8 million in the first half of 2014, an increase of $25.4 million, or 5%, compared to the first half of 2013.  Cost of revenues increased $12.5 million, or 7%, in the advanced space programs segment, and $0.8 million, or less than 1%, in the launch vehicles segment and decreased $3.6 million, or 3%, in the satellites and space systems segment.  Eliminations of intersegment cost of revenues decreased $15.7 million attributable to the reduction in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $7.4 million, or 2% of revenues, in the second quarter of 2014, a $15.8 million decrease compared to $23.2 million, or 7% of revenues, in the second quarter of 2013.  Our research and development expenses totaled $14.3 million, or 2% of revenues, in the first half of 2014, a $41.0 million decrease compared to $55.3 million, or 8% of revenues, in the first half of 2013.  These decreases in research and development expenses were principally attributable to the completion of the COTS program in 2013, and a significant reduction in Antares launch vehicle development costs.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Antares development program are allowable, although the U.S. Government has not yet made a final determination with respect to approximately $178 million of such costs incurred through June 30, 2014.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

       Selling, General and Administrative Expenses - Selling, general and administrative expenses were $33.5 million and $24.6 million, or 11% and 7% of revenues, in the second quarter of 2014 and 2013, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses increased $8.9 million, or 36%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to $6.6 million of professional fees and other costs incurred in the second quarter of 2014 pertaining to the planned Orbital ATK merger discussed above.

Selling, general and administrative expenses were $58.1 million and $49.8 million, or 9% and 7% of revenues, in the first half of 2014 and 2013, respectively.  Selling, general and administrative expenses increased $8.3 million, or 17%, in the first half of 2014 compared to the first half of 2013 primarily due to the professional fees and other costs pertaining to the planned Orbital ATK merger discussed above.

Operating Income - Our consolidated operating income was $15.3 million in the second quarter of 2014, a decrease of $11.0 million, or 42%, compared to the second quarter of 2013.  Satellites and space systems segment operating income decreased $7.9 million, or 74%, principally due to the completion of a science and remote sensing satellite in 2013 and profit improvements recorded in the second quarter of 2013 in connection with the successful completion of certain communications satellite contracts.  Advanced space programs segment operating income increased $3.0 million, or 58%, primarily due to a profit improvement in connection with the substantial completion of important milestones on a national security satellite contract.  Launch vehicles segment operating income increased $0.5 million, or 5%, largely due to profit improvement from missile defense interceptors.  A $6.6 million loss was reported in corporate and other in the second quarter of 2014 consisting solely of professional fees and other costs pertaining to the planned Orbital ATK merger discussed above.

Our consolidated operating income was $38.2 million in the first half of 2014, a decrease of $19.2 million, or 33%, compared to the first half of 2013.  Satellites and space systems segment operating income decreased $15.5 million, or 72%, principally due to profit improvements recorded in the first half of 2013 in connection with the successful completion of certain communications satellite contracts and the impact of a communications satellite anomaly in the first half of 2014, discussed below.  Advanced space programs segment operating income increased $2.7 million, or 20%, primarily due to a profit improvement on a national security satellite contract in the first half of 2014, partially offset by a favorable contract closeout adjustment recorded in the first half of 2013.  Launch vehicles segment operating income increased $0.2 million, or 1%.  A $6.6 million loss was reported in corporate and other in the first half of 2014 consisting solely of professional fees and other costs pertaining to the planned Orbital ATK merger discussed above.

       After its launch in March 2014, our Amazonas 4A communications satellite experienced an anomaly during in-orbit testing.  Operating results for the first half of 2014 included a loss of approximately $10 million attributable to the anomaly investigation costs and the loss of performance incentives.  In the second quarter of 2014, we recognized insurance income of $12 million in "interest income and other, net," pertaining to this incident.

Total operating income from the CRS contract was $3.7 million and $4.1 million in the second quarter of 2014 and 2013, respectively, and $8.2 million and $8.0 million in the first half of 2014 and 2013, respectively.  Since the commencement of the CRS contract through June 30, 2014, a total of $80 million of operating income has been recognized on the contract.

Our revenues, costs and operating income are derived primarily from long-term contracts that are accounted for using the percentage-of-completion method of accounting.   Revenues are recorded based on the percentage that costs incurred to date bear to the most recent estimates of total costs to complete each contract.  Estimating future revenues, costs and profit is a process requiring a high degree of management judgment, including management's assumptions regarding our operational performance as well as general economic conditions.  In the event of a change in total estimated contract revenue, cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.  Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $5 million and $18 million in the second quarter of 2014 and 2013, respectively, and $12 million and $34 million in the first half of 2014 and 2013, respectively.

Interest Income and Other - Interest income and other was $11.9 million and $0.5 million in the second quarter of 2014 and 2013, respectively, and $11.8 million and $1.0 million in the first half of 2014 and 2013, respectively.  The second quarter of 2014 included insurance income of $12 million pertaining to the satellite anomaly discussed above.

Interest Expense - Interest expense was $1.1 million and $1.2 million in the second quarter of 2014 and 2013, respectively, and $2.2 million and $2.3 million in the first half of 2014 and 2013, respectively.

Income Tax Provision - Our income tax provision was $9.5 million and $9.3 million in the second quarter of 2014 and 2013, respectively, and $17.5 million and $20.3 million in the first half of 2014 and 2013, respectively.  Our effective tax rate for the first half of 2014 and 2013 was 36.6% and 36.1%, respectively.

Net Income - Net income was $16.5 million and $16.3 million, or $0.27 and $0.27 diluted earnings per share, in the second quarter of 2014 and 2013, respectively, and $30.3 million and $35.9 million, or $0.50 and $0.59 diluted earnings per share in the first half of 2014 and 2013, respectively.

Segment Results for the Quarters and Six Months Ended June 30, 2014 and 2013

Our products and services are grouped into three reportable segments:  launch vehicles, satellites and space systems and advanced space programs.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 23to the accompanying financial statements in this Form 10-Q.

Launch Vehicles

Launch vehicles segment operating results were as follows (in thousands, except percentages):

	Second Quarter			First Six Months
	2014	2013	% Change	2014	2013	% Change
Revenues	$125,840	$134,027	(6%)	$263,081	$268,319	(2%)
Operating income	11,040	10,521	5%	22,779	22,554	1%
Operating margin	8.8%	7.9%		8.7%	8.4%

Segment Revenues - Launch vehicles segment revenues decreased $8.2 million, or 6%, in the second quarter of 2014 compared to the second quarter of 2013 due to decreased revenues from space launch vehicle and target vehicle contracts, partially offset by increased revenues from missile defense interceptor contracts.  Space launch vehicle revenues decreased $9.6  million, or 17%, primarily due to decreased activity on Antares launch vehicles and on certain Minotaur and Pegasus launch vehicles, partially offset by activity on a new Minotaur-C contract.  Antares launch vehicle revenues related to the CRS contract were $36.0 million and $32.8 million in the second quarter of 2014 and 2013, respectively.  Antares launch vehicle revenues related to the COTS program, which was completed in 2013, were $8.6 million in the second quarter of 2013.  Antares launch vehicle revenues accounted for 29% and 31% of total launch vehicles segment revenues in the second quarter of 2014 and 2013, respectively.  Target vehicle revenues decreased $5.6 million, or 12%, primarily due to decreased activity levels.  Missile defense interceptor revenues increased $7.0 million, or 21%, due to increased activity on our Ground-based Midcourse Defense ("GMD") program.  Under our GMD program, we supply interceptor boosters for the U.S. Missile Defense Agency's GMD system.  GMD program revenues accounted for 32% and 25% of total launch vehicles segment revenues in the second quarter of 2014 and 2013, respectively.

      Launch vehicles segment revenues decreased $5.2 million, or 2%, in the first half of 2014 compared to the first half of 2013 due to decreased revenues from target vehicle and space launch vehicle contracts, partially offset by higher revenues from missile defense interceptor contracts.  Target vehicle revenues decreased $20.1 million, or 20%, primarily due to decreased activity levels.  Space launch vehicle revenues decreased $3.6 million, or 3%, primarily due to decreased activity on Antares launch vehicles and on certain Minotaur and Pegasus launch vehicles, partially offset by activity on a new Minotaur-C contract.  Antares launch vehicle revenues related to the CRS contract were $76.8 million and $64.2 million in the first half of 2014 and 2013, respectively.  Antares launch vehicle revenues related to the COTS program, which was completed in 2013, were $19.0 million in the first half of 2013.  Antares launch vehicle revenues accounted for 29% and 31% of total launch vehicles segment revenues in the first half of 2014 and 2013, respectively.  Missile defense interceptor revenues increased $18.5 million, or 34%, due to increased activity on our GMD program.  GMD program revenues accounted for 28% and 21% of total launch vehicles segment revenues in the first half of 2014 and 2013, respectively.

Segment Operating Income - Operating income in the launch vehicles segment increased $0.5 million, or 5%, in the second quarter of 2014 compared to the second quarter of 2013, despite the decrease in revenues, primarily due to higher operating income from missile defense interceptors and target vehicles, partially offset by lower operating income from space launch vehicles.  Segment operating results reflect the completion in 2013 of Antares production work for the COTS program that was recognized as revenue equal to cost, without any profit.  Operating income from missile defense interceptors increased $1.3 million, or 41%, mainly due to a profit margin improvement on our GMD program.  Operating income from target vehicles increased marginally, by less than $0.1 million.  Operating income from space launch vehicles decreased $0.9 million, or 28%, mainly due to decreased activity.

Operating income in the launch vehicles segment increased $0.2 million, or 1%, in the first half of 2014 compared to the first half of 2013 due to higher operating income from missile defense interceptors and space launch vehicle contracts, partially offset by lower operating income from target vehicle contracts.  Segment operating results reflect the completion in 2013 of Antares production work for the COTS program that was recognized as revenue equal to cost, without any profit.  Operating income from missile defense interceptors increased $2.4 million, or 43%, primarily due to increased activity on our GMD contract.  Operating income from space launch vehicles increased $0.6 million, or 9%, primarily due to increased activity on Antares rockets for the CRS contract and activity on a new Minotaur-C contract, partially offset by decreased activity on certain Minotaur launch vehicles.  Operating income from target vehicles decreased $2.9 million, or 26%, primarily due to decreased activity.

Launch vehicles segment operating margins (as a percentage of revenues) were 8.8% in the second quarter of 2014, compared to 7.9% in the second quarter of 2013, and 8.7% in the first half of 2014, compared to 8.4% in the first half of 2013.  These margin increases were principally attributable to the effect of revenues recognized in 2013 without any profit pertaining to Antares production for the COTS program that was completed in 2013.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows (in thousands, except percentages):

	Second Quarter			First Six Months
	2014	2013	% Change	2014	2013	% Change
Revenues	$87,244	$93,828	(7%)	$170,034	$194,611	(13%)
Operating income	2,713	10,637	(74%)	6,010	21,475	(72%)
Operating margin	3.1%	11.3%		3.5%	11.0%

      Segment Revenues - Satellites and space systems segment revenues decreased $6.6 million, or 7%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to lower science and remote sensing satellite revenues, partially offset by higher communications satellite revenues.  Science and remote sensing satellite revenues decreased $12.9 million, or 37%, primarily due to the completion and launch of a satellite in 2013.  Communications satellite revenues increased $7.0 million, or 23%, principally due to increased activity on recently awarded contracts.   Communications satellite revenues accounted for 42% and 32% of total segment revenues in the second quarter of 2014 and 2013, respectively.  Space technical services revenues decreased $1.4 million, or 5%.

Satellites and space systems segment revenues decreased $24.6 million, or 13%, in the first half of 2014 compared to the first half of 2013 primarily due to lower science and remote sensing satellite and communications satellite revenues.  Science and remote sensing satellite revenues decreased $18.8 million, or 30%, primarily due to the completion and launch of a satellite in the first half of 2013.  Communications satellite revenues decreased $7.4 million, or 10%, principally due to the effect of the satellite anomaly in the first half of 2014, discussed above.  Communications satellite revenues accounted for 41% and 39% of total segment revenues in the first half of 2014 and 2013, respectively.  Space technical services revenues increased $1.4 million, or 3%.

Segment Operating Income - Operating income in the satellites and space systems segment decreased $7.9 million, or 74%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to lower operating income from communications satellites and science and remote sensing satellites.  Communications satellite operating income decreased $5.1 million, or 83%, primarily due to operating income and profit improvements recorded in the second quarter of 2013 in connection with the successful completion of certain communications satellite contracts.  Communications satellite operating income accounted for 40% and 58% of total segment operating income in the second quarter of 2014 and 2013, respectively.  Science and remote sensing satellite operating income decreased $3.7 million, or 93%, largely due to profit recognized in the second quarter of 2013 in connection with the successful completion of a science and remote sensing satellite.  Space technical services operating income increased marginally in the second quarter of 2014.

Operating income in the satellites and space systems segment decreased $15.5 million, or 72%, in the first half of 2014 compared to the first half of 2013 largely due to lower operating income from communications satellites.  Communications satellite operating income decreased $12.0 million, or 92%, largely due to operating income and profit improvements recorded in the first half of 2013 in connection with the successful completion of certain communications satellite contracts and the impact of the satellite anomaly in the first half of 2014, discussed above.  Operating results for the first half of 2014 included a loss of approximately $10 million attributable to the anomaly investigation costs and the loss of performance incentives.  Communications satellite operating income accounted for 18% and 61% of total segment operating income in the first half of 2014 and 2013, respectively.  Science and remote sensing satellite operating income decreased $4.5 million, or 67%, mainly due to a profit recognized in the first half of 2013 in connection with the successful completion of a science and remote sensing satellite.  Space technical services operating income increased $0.2 million, or 6%, in the first half of 2014.

Satellites and space systems segment operating margins (as a percentage of revenues) decreased to 3.1% in the second quarter of 2014 from 11.3% in the second quarter of 2013, and 3.5% in the first half of 2014, compared to 11.0% in the first half of 2013.  These margin reductions were primarily due to profit improvements recognized in 2013 in connection with the completion of satellites and due to lower profit rates on contract activity in 2014.

Advanced Space Programs

Advanced space programs segment operating results were as follows (in thousands, except percentages):

	Second Quarter			First Six Months
	2014	2013	% Change	2014	2013	% Change
Revenues	$110,178	$116,620	(6%)	$217,491	$229,879	(5%)
Operating income	8,120	5,148	58%	16,066	13,384	20%
Operating margin	7.4%	4.4%		7.4%	5.8%

Segment Revenues - Advanced space programs segment revenues decreased $6.4 million, or 6%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to decreased activity on national security satellite contracts and the CRS contract, partially offset by activity on an advanced flight system contract awarded in 2013.  Revenues from national security satellite contracts decreased $15.9 million, or 26%.  Revenues from the CRS contract decreased $13.6 million, or 29%.  The CRS contract accounted for 30% and 40% of total segment revenues in the second quarter of 2014 and 2013, respectively.  Revenues from the advanced flight system contract noted above increased $24.2 million.

Advanced space programs segment revenues decreased $12.4 million, or 5%, in the first half of 2014 compared to the first half of 2013 primarily due to decreased activity on national security satellite contracts and the CRS contract, partially offset by activity on an advanced flight system contract awarded in 2013.  Revenues from national security satellite contracts decreased $37.1 million, or 29%.  Revenues from the CRS contract decreased $18.2 million, or 20%.  The CRS contract accounted for 33% and 40% of total segment revenues in the first half of 2014 and 2013, respectively.  Revenues from the advanced flight system contract increased $45.4 million.

Segment Operating Income - Operating income in the advanced space programs segment increased $3.0 million, or 58%, in the second quarter of 2014 compared to the second quarter of 2013, despite the decrease in revenues, principally due to a profit improvement in connection with the substantial completion of important milestones on a national security satellite contract in the second quarter of 2014 and due to activity on the advanced flight system contract mentioned above that was awarded in 2013.

       Operating income in the advanced space programs segment increased $2.7 million, or 20%, in the first half of 2014 compared to the first half of 2013, despite the decrease in revenues, primarily due to a profit improvement in connection with the substantial completion of important milestones on a national security satellite contract in the first half of 2014 and due to activity on the advanced flight system contract mentioned above that was awarded in 2013, partially offset by a favorable contract closeout adjustment in the first half of 2013.

Advanced space programs segment operating margins (as a percentage of revenues) increased to 7.4% in the second quarter of 2014 from 4.4% in the second quarter of 2013, and 7.4% in the first half of 2014 from 5.8% in the first half of 2013.  These margin improvements were principally due to the profit improvement on national security satellites mentioned above, partially offset by the effect of a favorable contract closeout adjustment in the first half of 2013.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $5.1 million and $11.4 million in the second quarter of 2014 and 2013, respectively, and $9.2 million and $24.9 million in the first half of 2014 and 2013, respectively.  Intersegment revenue eliminations in the second quarter and first half of 2013 included $8.6 million and $19.0 million, respectively, of Antares revenues recorded in the launch vehicles segment in connection with the COTS program that was completed in 2013.

The corporate and other operating loss of $6.6 million in the second quarter and first half of 2014 consisted solely of professional fees and other costs pertaining to the planned Orbital-ATK merger discussed above.

Backlog

Our firm backlog was approximately $2.3 billion and $2.2 billion at June 30, 2014 and December 31, 2013, respectively.  We expect to convert approximately $0.6 billion of the June 30, 2014 firm backlog into revenue during the remainder of 2014.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $4.8 billion at June 30, 2014 and $5.2 billion at December 31, 2013.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

       Cash provided by operating activities in the first half of 2014 was $109.9 million, compared to cash used in operating activities of $7.4 million in the first half of 2013.  The increase in operating cash flow resulted primarily from the net effect of changes in working capital and certain other assets and liabilities.  During the first half of 2014, changes in working capital and other assets and liabilities provided $50.6 million of cash, compared to $80.5 million of cash used in the first half of 2013.  Changes in working capital in the first half of 2014 included a decrease in receivables of $74.1 million that was principally due to a reduction in CRS contract receivables in connection with the recent completion of key production milestones that resulted in collecting significant cash installment payments from the customer.  Under the terms of the CRS contract, approximately 25% of the contract value is billable to the customer and collectible upon the completion of launch and delivery milestones for each of eight CRS contract missions.  The first CRS mission was successfully completed in the first half of 2014, and the second CRS mission was launched in July 2014 and has been substantially completed.  Changes in working capital in the first half of 2014 also included a decrease in accounts payable and accrued expenses of $36.0 million.

Cash Flow from Investing Activities

Cash used in investing activities was $6.2 million and $15.8 million in the first half of 2014 and 2013, respectively.  We spent $16.2 million and $19.8 million on capital expenditures in the first half of 2014 and 2013, respectively.  We also received proceeds of $10.0 million in the first half of 2014 in connection with the sale of certain property and equipment at the NASA Wallops Facility to the Commonwealth of Virginia.  In the first half of 2013, we received proceeds of $4 million pertaining to a purchase price adjustment.

Cash Flow from Financing Activities

Cash used in financing activities was $3.6 million in the first half of 2014 compared to cash provided by financing activities of $1.6 million in the first half of 2013.  During the first half of 2014 and 2013, we received $0.7 million and $3.8 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock purchase plan purchases.  We also made $4.5 million and $3.8 million of principal payments on our long-term debt in the first half of 2014 and 2013, respectively.

Term Loan and Credit Facility - As of June 30, 2014, we had $138.8 million outstanding in connection with a senior secured term loan (the "Term Loan") under our revolving secured credit facility (the "Credit Facility"), discussed below.

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

As of June 30, 2014, there were no revolving loan borrowings under the Credit Facility, although $0.8 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of June 30, 2014, approximately $237 million of the Credit Facility was available for borrowings.

      Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of June 30, 2014, we were in compliance with all of these covenants.

Available Cash and Future Funding

      At June 30, 2014, we had $366.0 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  Significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicles or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)."  This ASU provides a single comprehensive revenue recognition model for all contracts with customers.  The principle for recognizing revenue is clarified as the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU provides a five-step analysis to determine how revenue is recognized.  The provisions of the ASU are effective for interim and annual periods beginning after December 15, 2016.  We are currently evaluating the impact of the pending adoption of this ASU on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are impacted by changes in interest rates in the normal course of our business operations as a result of our ongoing investing and financing activities, which include our bank term loan as well as our cash and cash equivalents.  We assess our interest rate risk on a regular basis.

As of June 30, 2014, the recorded value and fair value of our bank term loan was $138.8 million.  The term loan has a variable interest rate of LIBOR plus 1.75%, or 1.91%, at June 30, 2014.   Generally, the fair market value of our variable interest rate debt will increase or decrease based on general market conditions for bank loans, Orbital's credit rating and the remaining term of the loan.

As of June 30, 2014, a hypothetical 100 basis point change in interest rates in connection with our cash and cash equivalents would result in an annual change of approximately $3 million in interest income.

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $13.8 million at June 30, 2014.  This liability is subject to fluctuation based on the market value of the investment options selected by participants.

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

PART II
OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In addition to the matters described below, from time to time we are party to routine litigation or other legal proceedings arising in the ordinary course of business.  Because of the uncertainties inherent in litigation, we cannot predict the outcome of such litigation or other legal proceedings; however, we believe that none of these routine matters will have a material adverse effect on our results of operations or financial condition.

Putative class action and derivative lawsuits challenging the proposed merger transaction with ATK described in Note 2 have been filed on behalf of Orbital stockholders in the Court of Chancery of the State of Delaware.  On May 9, 2014, a purported class action was filed by Gregory Ericksen; on May 16, 2014, a purported class action was filed by Daniel Walsh; on May 22, 2014, a purported class action was filed by Betty Greenberg; and on May 23, 2014, a purported class action was filed by Michael Blank.  The plaintiffs in each of these lawsuits allege, among other things, that the directors of Orbital breached their fiduciary duties and that ATK aided and abetted such breaches of fiduciary duty.  Plaintiffs in each of these lawsuits seek, among other relief, to enjoin the proposed merger or to rescind it in the event it is consummated.  Orbital believes the allegations and claims asserted in the complaints in these actions to be without merit and intends to defend these actions vigorously.

In 2013 we filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against United Launch Alliance, LLC ("ULA") and RD Amross, LLC alleging violations of U.S. antitrust laws as a results of the defendants' exclusivity arrangement with respect to the RD-180 rocket engine and ULA's control of the market for launch systems and services used for medium-class payload missions. During the first quarter of 2014, we agreed to dismiss this lawsuit without prejudice. The parties are attempting to negotiate a business resolution for our access to the RD-180 rocket engine, subject to all necessary approvals from the U.S. and Russian governments. If a mutually agreeable resolution is not reached, we will have the option to refile our lawsuit.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Risks Relating to the Transaction

The Transaction may not be completed on the terms or timeline currently contemplated or at all.  Failure to complete the Transaction could negatively impact the stock prices and the future business and financial results of ATK and Orbital.
The completion of the Transaction is subject to certain conditions, including (1) approval by ATK stockholders and Orbital stockholders, (2) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), (3) the absence of certain legal impediments, (4) the effectiveness of certain filings with the SEC, (5) receipt of opinions from legal counsel regarding the intended tax treatment of the Transaction, (6) payment of the required dividend by Sporting to ATK and (7) other customary closing conditions.  We cannot assure you that the Transaction will be consummated on the terms or timeline currently contemplated, or at all.  We have expended and will continue to expend a significant amount of time and resources on the Transaction, and a failure to consummate the Transaction as currently contemplated, or at all, could have a material adverse effect on our business and results of operations.
If the Transaction is not completed, our business may be adversely affected and we will be subject to several risks, including the following:
•	being required, under certain circumstances, to pay ATK a termination fee of $50 million and/or reimburse certain expenses up to $10 million;
•
having to pay substantial other costs and expenses relating to the proposed Transaction, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred and will continue to be incurred until closing;

•
under the Transaction Agreement, we are subject to certain restrictions on the conduct of our business, which may adversely affect our ability to execute certain business strategies while the Transaction is pending;

•	the focus of management on the Transaction instead of on pursuing other opportunities that could be beneficial to us;
•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Transaction will be completed; and
•
if the Transaction Agreement is terminated and our board of directors seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a business combination or other strategic transaction on terms equivalent to or more attractive than the terms that ATK has agreed to in the Transaction Agreement;

in each case, without realizing any of the anticipated benefits of having the Transaction completed.  In addition, if the Transaction is not completed, we may experience negative reactions from the financial markets and from our customers and employees.  We could also be subject to litigation related to any failure to complete the Transaction or to enforcement proceedings commenced against us to perform our obligations under the Transaction Agreement.  If the Transaction is not completed, we cannot assure you that these risks will not materialize and will not materially affect our business, financial results and stock prices.
The combined company may be unable to take certain actions after the Merger because such actions could jeopardize the tax-free status of the Distribution or the Merger, and such restrictions could be significant.
Under the Tax Matters Agreement to be entered into at closing in connection with the Transaction (referred to as the "Tax Matters Agreement"), the combined company and Sporting each will be prohibited from taking actions or omissions that could reasonably be expected to cause the Distribution to be taxable or to jeopardize the conclusions of the opinions of counsel received by ATK or Orbital.
In particular, for two years after the Distribution, the combined company and Sporting may not:
•	liquidate (or partially liquidate), whether by merger, consolidation or otherwise;
•	redeem or otherwise repurchase its capital stock, subject to certain exceptions provided by the tax matters Agreement;
•	cease to be engaged in the active conduct of, or sell or transfer more than 30% of the gross assets or gross consolidated assets of, certain businesses; or
•
enter into any agreement, understanding or arrangement with respect to any transaction or series of transactions involving the acquisition, issuance, repurchase or change of ownership of (1) in the case of the combined company, any of the combined company's capital stock and (2) in the case of Sporting, 30% or more of the Sporting capital stock, in each case together with options or other rights in respect of that capital stock, subject to certain exceptions relating to employee compensation arrangements, open market stock repurchases and stockholder rights plans.

Each party is permitted to take any of the actions described above if it obtains an opinion of counsel that is reasonably acceptable to the other party (or an Internal Revenue Service private letter ruling) to the effect that the action will not affect the tax-free status of the Distribution, the Merger or certain related transactions.  Such rulings or opinions may not be obtainable, however.  In addition, the receipt of any such opinion or IRS ruling in respect of an action Sporting or the combined company proposes to take will not relieve Sporting or the combined company of any obligation it has to indemnify the other party if such action causes the Distribution, Merger or certain related transactions to be taxable.
Because of these restrictions, for two years after the Distribution, the combined company and Sporting may each be limited in the amount of capital stock they can issue to make acquisitions or to raise additional capital.

The pendency of the Transaction could adversely affect the business and operations of ATK and Orbital and may result in the departure of key personnel.
In connection with the pending Merger, some customers of each of ATK and Orbital may delay or defer decisions or may end their relationships with the relevant company, which could negatively affect the revenues, earnings and cash flows of ATK and us, as well as the market price of ATK's and Orbital's common stock, regardless of whether the Transaction is completed. Similarly, current and prospective employees of ATK and Orbital may experience uncertainty about their future roles with the combined company following the Transaction, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Transaction.
If the Merger does not qualify as a "reorganization" within the meaning of Section 368(a) of the Code, the stockholders of Orbital may be required to pay substantial U.S. federal income taxes.
Although we intend that the Merger qualify as a "reorganization" within the meaning of Section 368(a) of the Code, it is possible that the IRS may assert that the Merger fails to qualify as such.  If the IRS were to be successful in any such contention, or if for any other reason the Merger were to fail to qualify as a "reorganization," each U.S. holder of our common stock would recognize gain or loss with respect to all such U.S. holder's shares of our common stock based on the difference between (i) that U.S. holder's tax basis in such shares and (ii) the aggregate cash and the fair market value of the ATK common stock received.
The exchange ratio is fixed and will not be adjusted in the event of any change in either ATK's or Orbital's stock price.
Upon closing of the Merger, each share of our common stock (other than shares owned by us, ATK or Vista Merger Sub Inc., which will be cancelled) will be converted into the right to receive 0.449 shares of ATK common stock, with cash paid in lieu of fractional shares.  This exchange ratio was fixed in the Transaction Agreement and will not be adjusted for changes in the market price of either ATK common stock or our common stock.  Changes in the price of ATK common stock prior to the Merger will affect the market value that our stockholders will receive on the date of the Merger.  Stock price changes may result from a variety of factors (many of which are beyond our control), including the following:
•	changes in ATK's or our businesses, operations and prospects;
•	reductions or changes in NASA or U.S. Government spending;
•	changes in U.S. Government budgetary policies;
•	changes in market assessments of the business, operations and prospects of ATK or us;
•	investor behavior and strategies, including market assessments of the likelihood that the Merger will be completed, including related considerations regarding regulatory clearance of the Merger;

•	interest rates, general market and economic conditions and other factors generally affecting the price of ATK's and our common stock; and
•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and ATK operate.
The price of ATK common stock at the closing of the Merger may vary from its price on the date the Transaction Agreement was executed.  As a result, the market value represented by the exchange ratio will also vary.
Our ability to complete the Merger is subject to the receipt of antitrust clearance from government entities, which may impose conditions that could have an adverse effect on ATK or Orbital or could delay or cause us to abandon the Merger.
We are unable to complete the Merger until after the applicable waiting period under the HSR Act expires or is terminated.  In deciding whether to grant antitrust clearance, the Antitrust Division of the Department of Justice (the "DOJ"), which is reviewing the Merger under the HSR Act, will consider the effect of the Merger on competition within the relevant markets.  The DOJ may seek a court order enjoining the Transaction or may seek an agreement from us imposing certain requirements or obligations as conditions for not seeking an injunction or otherwise challenging the Transaction.
The Transaction Agreement requires ATK and Orbital to accept certain conditions from regulators that could adversely impact the combined company.  We cannot provide assurances that the Transaction will obtain the necessary clearance or that any required conditions will not have a material adverse effect on the combined company following the Merger.  In addition, we cannot provide assurances that the regulatory review process or the regulatory conditions will not result in a delay or the abandonment of the Merger.
Any delay in completing the Merger may reduce or eliminate the expected benefits from the Merger.
In addition to the required regulatory clearance and stockholder approvals, the Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion.  We cannot predict whether and when these other conditions will be satisfied.  Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring.  Any delay in completing the Merger could cause the combined company not to realize some or all of the synergies and other benefits that it expects to achieve if the Merger is successfully completed within its expected time frame.
The Transaction Agreement contains provisions that could discourage a potential competing acquiror of Orbital or could result in any competing proposal being at a lower price than it might otherwise be.
      The Transaction Agreement contains provisions that may discourage a third party from submitting a business combination proposal to us prior to the closing of the Merger that might result in greater value to our stockholders than the Transaction. The Transaction Agreement generally prohibits us from soliciting any acquisition proposal, and while our Board of Directors may in certain circumstances change its recommendation to our stockholders to approve the Merger, we may not terminate the Transaction Agreement in order to accept an alternative business combination proposal that might result in greater value to our stockholders than the Transaction.  If the Transaction Agreement is terminated in certain circumstances, we may be obligated to pay ATK a termination fee of $50 million and/or reimburse certain expenses up to $10 million, which would represent an additional cost for a potential third party seeking a business combination with us.

The Merger will involve substantial costs.
We have incurred and expect to continue to incur substantial costs and expenses relating directly to the Transaction, including fees and expenses payable to financial advisors, legal and other professional fees and expenses, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses.
Our stockholders will not be entitled to dissenters' or appraisal rights in the Merger.
Dissenters' or appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction.  Under the General Corporation Law of the State of Delaware, holders of our common stock will not be entitled to dissenters' or appraisal rights in the Merger with respect to their shares of our common stock.
In connection with the announcement of the Transaction Agreement, putative class action lawsuits have been filed, seeking, among other things, to enjoin the Merger, and an adverse judgment in any of these lawsuits may prevent the Merger from being effective or from becoming effective within the expected timeframe.
Putative class action and derivative lawsuits challenging the proposed Merger have been filed on behalf of Orbital stockholders in the Court of Chancery of the State of Delaware.  On May 9, 2014, a purported class action was filed by Gregory Ericksen; on May 16, 2014, a purported class action was filed by Daniel Walsh; on May 22, 2014, a purported class action was filed by Betty Greenberg; and on May 23, 2014, a purported class action was filed by Michael Blank.  The plaintiffs in each of these lawsuits allege, among other things, that the directors of Orbital breached their fiduciary duties in connection with the Merger between Orbital and ATK A&D, and that ATK aided and abetted such breaches of fiduciary duty.  Plaintiffs in each of these lawsuits seek, among other relief, to enjoin the Merger or to rescind it in the event it is consummated.

       While we believe that the allegations in these lawsuits are without merit and intend to defend vigorously against these allegations, we cannot assure you as to the outcome of these, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims.  We are not able to reliably estimate the likelihood or amount of potential loss. If any of the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed upon terms, such an injunction may prevent the completion of the Merger in the expected time frame, or may prevent it from being completed altogether.  Whether the plaintiffs' claims are successful, this type of litigation is often expensive and diverts management's attention and resources, which could adversely affect the operation of our business.

Following the Merger, the combined company may be unable to integrate successfully the businesses of ATK and Orbital and realize the anticipated benefits of the Merger.
The Merger involves the combination of two companies which currently operate as independent public companies.  Additionally, there is a significant degree of difficulty and management distraction inherent in the process of establishing Sporting as an independent public company and simultaneously integrating ATK and Orbital.  The combined company may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected.  Potential difficulties the combined company may encounter in the integration process include the following:
•
the inability to successfully combine the businesses of ATK and Orbital in a manner that permits the combined company to achieve the cost savings and revenue synergies anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;
•	complexities associated with managing the combined businesses;
•	complexities coordinating geographically separate organizations;
•	complexities integrating the business cultures of ATK and Orbital, which may prove to be incompatible;
•	complexities associated with establishing Sporting as a separately traded independent public company;
•	the potential difficulty in retaining key officers and personnel of ATK and Orbital;
•	creation of uniform standards, controls, procedures, policies and information systems;
•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the transactions; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management's attention caused by completing the Merger and integrating the companies' operations.
In addition, ATK and Orbital have operated and, until the completion of the Merger, will continue to operate, independently.  The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of ATK and Orbital.  Members of the combined company's senior management team may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the combined company, service existing customers, attract new customers and develop new products or strategies.  If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the combined company could suffer.  We cannot assure you that the combined company will successfully or cost-effectively integrate ATK and Orbital.  The failure to do so could have a material adverse effect on the combined company's business, financial condition and results of operations.

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

ORBITAL SCIENCES CORPORATION

DATED: July 24, 2014	By:	/s/ David W. Thompson
David W. Thompson
Chairman of the Board, President and
Chief Executive Officer

DATED: July 24, 2014	By:	/s/ Garrett E. Pierce
Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated:

Exhibit No.                    Description

2.1	Transaction Agreement, dated as of April 28, 2014 among Alliant Techsystems Inc., Vista SpinCo Inc., Vista Merger Sub Inc. and Orbital Sciences Corporation (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K filed on May 2, 2014).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the company's Current Report on Form 8-K filed on October 31, 2011).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

10.1	Form of Stock Unit Agreement under the Amended and Restated 2005 Stock Incentive Plan (transmitted herewith).

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LIAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase