Form 10-Q
period 2014-09-30
ORBITAL SCIENCES CORP /DE/
filed 2014-10-24
CIK 820736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of October 20, 2014, 60,882,687 shares of the registrant's Common Stock were outstanding.

ORBITAL SCIENCES CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$427,498	$265,837
Receivables	486,812	583,518
Inventories	60,328	61,675
Deferred income taxes, net	34,391	30,154
Other current assets	23,697	9,889
Total current assets	1,032,726	951,073
Property, plant and equipment, net	231,921	246,060
Goodwill	71,260	71,260
Other non-current assets	13,801	16,368
Total assets	$1,349,708	$1,284,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$247,124	$281,631
Deferred revenues and customer advances	55,290	21,250
Current portion of long-term debt	7,500	8,236
Total current liabilities	309,914	311,117
Long-term debt	129,375	135,000
Deferred income tax, net	26,431	26,611
Other non-current liabilities	32,158	16,732
Total liabilities	497,878	489,460
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $.01; 10,000,000 shares authorized, none outstanding	-	-
Common Stock, par value $.01; 200,000,000 shares authorized, 60,882,667 and 60,515,556 shares outstanding, respectively	609	605
Additional paid-in capital	592,268	587,240
Accumulated other comprehensive loss	(1,388)	(1,341)
Retained earnings	260,341	208,797
Total stockholders' equity	851,830	795,301
Total liabilities and stockholders' equity	$1,349,708	$1,284,761

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$338,207	$321,976	$979,616	$989,870
Cost of revenues	263,662	247,070	794,504	752,477
Research and development expenses	7,509	23,146	21,773	78,470
Selling, general and administrative expenses	33,776	26,154	91,837	75,904
Income from operations	33,260	25,606	71,502	83,019
Interest income and other	672	230	12,465	1,272
Interest expense	(1,082)	(1,143)	(3,292)	(3,438)
Income before income taxes	32,850	24,693	80,675	80,853
Income tax provision	(11,650)	(9,141)	(29,131)	(29,421)
Net income	$21,200	$15,552	$51,544	$51,432

Basic income per share	$0.35	$0.26	$0.85	$0.85
Diluted income per share	$0.35	$0.26	$0.85	$0.85

Net income from above	$21,200	$15,552	$51,544	$51,432
Other comprehensive income (loss)
Defined benefit plans, net of tax of $(213), $163,
$(237) and $121, respectively	(339)	258	(372)	191
Unrealized gain (loss) on investments	-	(200)	-	400
Net gain (loss) on foreign exchange derivative instruments, net of tax of $0, $(239), $206 and $59, respectively	-	(383)	326	91
Total other comprehensive income (loss)	(339)	(325)	(46)	682
Comprehensive income	$20,861	$15,227	$51,498	$52,114

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income	$51,544	$51,432
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	31,728	31,024
Deferred income taxes	11,148	20,214
Stock-based compensation and other	1,753	3,381
Changes in assets and liabilities	84,256	(74,259)
Net cash provided by (used in) operating activities	180,429	31,792

Investing Activities:
Capital expenditures	(24,784)	(27,529)
Proceeds from disposition of property	10,000	-
Purchase price adjustment		4,000
Net cash provided by (used in) investing activities	(14,784)	(23,529)

Financing Activities:
Principal payments on long-term debt	(6,361)	(5,625)
Net proceeds from issuances of common stock	965	4,131
Tax benefit of stock-based compensation	1,412	2,218
Net cash provided by (used in) financing activities	(3,984)	724

Net increase (decrease) in cash and cash equivalents	161,661	8,987
Cash and cash equivalents, beginning of period	265,837	232,324
Cash and cash equivalents, end of period	$427,498	$241,311

See accompanying notes to condensed consolidated financial statements.

ORBITAL SCIENCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
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

      Operating results for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year.

(2)  Merger Transaction Agreement

On April 28, 2014, Orbital entered into a definitive transaction agreement (the "Transaction Agreement") with Alliant Techsystems Inc. ("ATK") that provides for the merger (the "Merger") of Orbital with the Aerospace and Defense Groups of ATK ("ATK A&D") following the spin-off of ATK's Sporting Group business ("Sporting") to ATK's stockholders (the "Distribution" and together with the Merger, the "Transaction").  At closing, the combined company will be named Orbital ATK, Inc. ("Orbital ATK").  The Transaction Agreement provides that each share of Orbital's common stock issued and outstanding immediately prior to the Merger will be converted into the right to receive 0.449 shares of ATK common stock.  Orbital's stockholders will own approximately 46.2% of Orbital ATK, and ATK's stockholders will own approximately 53.8% of Orbital ATK at the closing of the Transaction.  This transaction is subject to stockholder approval and other customary closing conditions.

(3)	Segment Information

Orbital's products and services are grouped into three reportable business segments:  launch vehicles, satellites and space systems, and advanced space programs.  Reportable segments are generally organized based upon product lines.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.  The primary products and services from which the company's reportable segments derive revenues are:

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

The following table presents operating information and identifiable assets by reportable segment (in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Launch Vehicles:
Revenues	$129,906		$127,870		$392,987		$396,189
Operating income	16,792		11,267		39,570		33,822
Identifiable assets	207,591		195,294	(2)	207,591		195,294	(2)
Capital expenditures	3,511		2,311		8,481		6,984
Depreciation and amortization	4,349		4,745		13,139		13,622
Satellites and Space Systems:
Revenues	$105,734		$88,125		$275,768		$282,736
Operating income	5,454		8,141		11,465		29,615
Identifiable assets	295,562		288,343	(2)	295,562		288,343	(2)
Capital expenditures	3,133		4,175		10,725		14,548
Depreciation and amortization	2,247		2,067		6,366		6,299
Advanced Space Programs:
Revenues	$106,160		$121,259		$323,651		$351,138
Operating income	14,224		6,198		30,290		19,582
Identifiable assets	330,055		448,015	(2)	330,055		448,015	(2)
Capital expenditures	496		836		3,086		3,598
Depreciation and amortization	2,467		2,403		7,485		6,438
Corporate and Other:
Revenues(1)	$(3,593)		$(15,278)		$(12,790)		$(40,193)
Operating loss	(3,210	)(3)	-		(9,823	)(3)	-
Identifiable assets	516,500		353,109	(2)	516,500		353,109	(2)
Capital expenditures	1,481		374		2,492		2,399
Depreciation and amortization	1,559		1,551		4,738		4,665
Consolidated:
Revenues	$338,207		$321,976		$979,616		$989,870
Operating income	33,260		25,606		71,502		83,019
Identifiable assets	1,349,708		1,284,761	(2)	1,349,708		1,284,761	(2)
Capital expenditures	8,621		7,696		24,784		27,529
Depreciation and amortization	10,622		10,766		31,728		31,024

(1)	Corporate and other revenues are comprised solely of the elimination of intersegment revenues summarized as follows (in millions):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Launch Vehicles	$2.5	$14.1	$9.4	$36.1
Satellites and Space Systems	0.9	1.0	2.8	3.3
Advanced Space Programs	0.2	0.2	0.6	0.8
Total intersegment revenues	$3.6	$15.3	$12.8	$40.2

(2)	As of December 31, 2013.
(3)	The corporate and other operating loss in 2014 is comprised solely of professional fees and other costs pertaining to the proposed Merger (see Note 2).

(4)	Earnings Per Share

        Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the periods.  Diluted earnings per share include the weighted-average effect of all dilutive securities outstanding during the periods.

The following table presents the shares used in computing basic and diluted earnings per share (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted-average shares outstanding	60,760	60,328	60,626	60,056
Dilutive effect of restricted stock units and stock options	260	202	372	281
Diluted weighted-average shares outstanding	61,020	60,530	60,998	60,337

(5)	Cash Equivalents

At September 30, 2014 and December 31, 2013, the company had invested approximately $413 million and $260 million, respectively, in cash equivalents in the form of money market funds with three financial institutions.  The company considers these money market funds to be Level 1 financial instruments.

(6)	Receivables

The components of receivables were as follows (in thousands):

	September 30, 2014	December 31, 2013
Billed	$55,377	$68,474
Unbilled	431,435	515,044
Total	$486,812	$583,518

Under the terms of the company's Commercial Resupply Services ("CRS") contract with the National Aeronautics and Space Administration ("NASA"), approximately 25% of the contract value is billable to the customer and collectible only upon the completion of launch and delivery milestones for each of eight CRS contract missions.  The  company has successfully completed two missions and the remaining six missions are currently scheduled to be completed by year-end 2016.  Unbilled receivables at September 30, 2014 and December 31, 2013 included $222 million and $335 million, respectively, pertaining to the CRS contract which will be collected as launches occur.  Since the inception of the CRS contract in December 2008 through September 30, 2014, a total of approximately $1.5 billion of revenues have been recognized on the contract, which has a total contract value of approximately $1.9 billion.

      As of September 30, 2014 and December 31, 2013, unbilled receivables also included $23.3 million and $9.9 million, respectively, of incentive fees on certain completed satellite contracts that become due incrementally over periods of up to 15 years, subject to the achievement of performance criteria.

      Certain satellite contracts require the company to refund a portion of the contract price to the customer if performance criteria, which cover periods of up to 15 years, are not satisfied.  As of September 30, 2014, the company could be required to refund up to $12.4 million to customers if certain completed satellites were to fail to satisfy performance criteria.  Orbital generally procures insurance policies under which the company believes it would recover satellite incentive fees that are not earned and performance refund obligations.

(7)	Inventories

      As of September 30, 2014 and December 31, 2013, substantially all of the company's inventory consisted of component parts, raw materials and milestone payments for future delivery of component parts.

(8)   Property, Plant and Equipment

The company received proceeds of $10.0 million in the first nine months of 2014 in connection with the sale of certain property and equipment at the NASA Wallops Facility to the Commonwealth of Virginia.

(9)  Long-Term Debt

Term Loan and Credit Facility

The recorded value and fair value of the company's senior secured term loan (the "Term Loan") under its revolving secured credit facility (the "Credit Facility") was $136.9 million and $142.5 million as of September 30, 2014 and December 31, 2013, respectively.  The company considers this fair value measure to be a Level 2 measure.

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

As of September 30, 2014, there were no revolving loan borrowings under the Credit Facility, although $0.7 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of September 30, 2014, approximately $260 million of the Credit Facility was available for borrowings.

Debt Covenants

  Orbital's Credit Facility contains covenants limiting its ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of September 30, 2014, the company was in compliance with all of these covenants.

(10)   Stock-Based Compensation

The following tables summarize information related to the company's stock-based compensation:

	Restricted Stock Units		Stock Options
	Number of Units	Weighted Average Measurement Date Fair Value	Number of Options		Weighted Average Exercise Price
Outstanding at December 31, 2013	948,844	$16.55	75,000		$12.07
Granted (1)	538,462	27.75	-		-
Exercised	-	-	(30,000)		12.09
Vested	(461,521)	16.29	-		-
Forfeited	(11,565)	18.92	-		-
Expired	-	-	-		-
Outstanding at September 30, 2014	1,014,220	$22.59	45,000	(2)	$12.05

(1)  The fair value of restricted stock unit grants is determined based on the closing market price of Orbital's common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures, for all but 159,000 of the grants, whose vesting is contingent upon the closing of the Merger.  The value of the 159,000 grants will be recognized as expense over one year beginning at the closing date of the Merger.

(2)   The weighted average remaining contractual term is 0.92 years.

	Quarters Ended September 30,
(in millions)	2014	2013
Stock-based compensation expense	$2.4	$2.3
Income tax benefit related to stock-based compensation expense	0.7	0.8
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	0.2	-
Cash received from exercise of options	0.1	-
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	1.2	0.6

	Nine Months Ended September 30,
(in millions)	2014	2013
Stock-based compensation expense	$6.5	$5.8
Income tax benefit related to stock-based compensation expense	2.2	2.1
Intrinsic value of options exercised computed as the market price on the exercise date less the price paid to exercise the options	0.4	4.1
Cash received from exercise of options	0.2	3.2
Tax benefit recorded as credits to additional paid-in capital related to stock-based compensation transactions	1.4	2.2

As of
(in millions)	September 30, 2014
Shares of common stock available for grant under stock-based incentive plans	1.9
Aggregate intrinsic value of restricted stock units that are expected to vest	$28.2
Unrecognized compensation expense related to non-vested restricted stock units, expected to be recognized over a weighted-average period of 1.91 years	21.0
Aggregate intrinsic value of stock options outstanding, all fully vested	0.7

(11)	Supplemental Disclosures

Other Income

After its launch in March 2014, the Amazonas 4A communications satellite experienced an anomaly during in-orbit testing.  Operating results for the first nine months of 2014 included a loss of approximately $10 million attributable to the anomaly investigation costs and the loss of performance incentives.  In the first nine months of 2014, the company recorded insurance income of $12 million in "interest income and other, net," pertaining to this incident, all of which was collected in the third quarter of 2014.

Income Taxes

     The company's effective tax rates were 36.1% and 36.4% for the first nine months of 2014 and 2013, respectively.

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

Changes in contract estimates, both increases and decreases, occur for a variety of reasons including unanticipated changes in contract scope or contract value and unforeseen positive or negative changes in contract cost estimates resulting from the resolution of contract execution risks at lower costs than previously anticipated, unanticipated cost growth in connection with risks, changes in estimated overhead costs or other unexpected revisions in cost estimates. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $23 million and $16 million in the third quarter of 2014 and 2013, respectively, and $38 million and $49 million in the first nine months of 2014 and 2013, respectively.  The adjustments recorded in 2014 were largely attributable to an approximately $12 million cumulative operating income adjustment resulting from an increase in the estimated profit margin from 5.5% to 6.25% on the CRS contract following the successful completion of another mission during the quarter.   The 2014 adjustments also included net profit improvements in connection with cost efficiencies and reduced operational risks as key contract execution milestones were accomplished and as certain contracts were completed.  The adjustments recorded in 2013 were primarily due to net profit improvements in connection with the successful completion of certain satellite contracts.

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

Research and Development Expenses

   The company believes that a majority of the company's research and development expenses are recoverable and billable under contracts with the U.S. Government, from which the majority of the company's revenues are derived.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  The company believes that research and development costs incurred in connection with the company's Antares development program are allowable, although the U.S. Government has not yet made a final determination with respect to approximately $179 million of such costs incurred through September 30, 2014.  If such costs were determined to be unallowable, the company could be required to record revenue and profit reductions in future periods.

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

Putative class action and derivative lawsuits challenging the proposed merger transaction with ATK described in Note 2 have been filed on behalf of Orbital stockholders in the Court of Chancery of the State of Delaware.  The plaintiffs in each of these lawsuits allege, among other things, that the directors of Orbital breached their fiduciary duties in connection with the merger and that ATK aided and abetted such breaches of fiduciary duty.  Plaintiffs in each of these lawsuits seek, among other relief, to enjoin the proposed merger or to rescind it in the event it is consummated.  Orbital believes the allegations and claims asserted in the complaints in these actions to be without merit and intends to defend these actions vigorously.

(14)  New Accounting Pronouncement

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Item 2 and elsewhere in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, but are not limited to, those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, and forecasts of future events and those related to the proposed merger of Orbital with the Aerospace and Defense Groups of ATK.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements often include the words "anticipate," "forecast," "expect," "believe," "should," "will," "intend," "plan" and words of similar substance.  Such forward-looking statements are subject to risks, trends and uncertainties that could cause the actual results or performance of the company to be materially different from the forward-looking statement.  Uncertainty surrounding factors such as Orbital's and ATK's ability to consummate the merger; Orbital's and ATK's ability to satisfy the conditions to the completion of the merger, including the receipt of approval of both Orbital's stockholders and ATK's stockholders; the regulatory approvals required for the merger not being obtained on the terms expected or on the anticipated schedule; the parties' ability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger; reductions or changes in NASA or U.S. Government military spending, timing of payments and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011, and sourcing strategies; intense competition; increases in costs, which the business may not be able to react to due to the nature of U.S. Government contracts; changes in cost and revenue estimates and/or timing of programs; the potential termination of U.S. Government contracts and the potential inability to recover termination costs; actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates; greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates; other risks associated with U.S. Government contracts that might expose Orbital to adverse consequences; government investigations; security threats, including cybersecurity and other industrial and physical security threats, and other disruptions; changes in domestic and global economic conditions and unstable geopolitical conditions, including in Russia and Ukraine; supply, availability, and costs of raw materials and components, including commodity price fluctuations; government laws and other rules and regulations applicable to Orbital, such as procurement and import-export control; development of key technologies and retention of a qualified workforce; fires or explosions at any of Orbital's facilities; environmental laws that govern past practices and rules and regulations, noncompliance with which may expose Orbital to adverse consequences; impacts of financial market disruptions or volatility to customers and vendors; unanticipated changes in the tax provision or exposure to additional tax liabilities; and the costs and ultimate outcome of litigation matters and other legal proceedings may materially impact Orbital's actual financial and operational results.  Other risks, uncertainties and factors are discussed under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and under the caption "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q.  We are under no obligation to, and expressly disclaim any obligation or undertaking to update or alter any forward-looking statement, whether as a result of new information, subsequent events or otherwise, except as required by law.

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

       The following discussion should be read along with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"), and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Merger Transaction Agreement

On April 28, 2014, we entered into a definitive transaction agreement (the "Transaction Agreement") with Alliant Techsystems Inc. ("ATK") that provides for the merger (the "Merger") of Orbital with the Aerospace and Defense Groups of ATK ("ATK A&D") following the spin-off of ATK's Sporting Group business ("Sporting") to ATK's stockholders (the "Distribution" and together with the Merger, the "Transaction").  At closing, the combined company will be named Orbital ATK, Inc. ("Orbital ATK").  The Transaction Agreement provides that each share of Orbital's common stock issued and outstanding immediately prior to the Merger will be converted into the right to receive 0.449 shares of ATK common stock.  Orbital's stockholders will own approximately 46.2% of Orbital ATK, and ATK's stockholders will own approximately 53.8% of Orbital ATK at the closing of the Transaction.  This transaction is subject to stockholder approval and other customary closing conditions.

Consolidated Results of Operations for the Quarters and Nine Months Ended September 30, 2014 and 2013

Revenues - Our consolidated revenues were $338.2 million in the third quarter of 2014, an increase of $16.2 million, or 5%, compared to the third quarter of 2013.  Satellites and space systems segment revenues increased $17.6 million, or 20%, principally due to activity on new communications satellite contracts awarded in mid-2014.  Launch vehicles segment revenues increased $2.0 million, or 2%, due to increased activity on target vehicles and missile defense interceptors, partially offset by decreased activity on space launch vehicles.  Advanced space programs segment revenues decreased $15.1 million, or 12%, primarily due to decreased activity levels on national security satellites and the CRS contract, partially offset by increased activity on an advanced flight system contract awarded in 2013.

Intersegment revenue eliminations totaled $3.6 million in the third quarter of 2014 compared to $15.3 million in the third quarter of 2013.  Intersegment revenues in the third quarter of 2013 included $12.8 million pertaining to Antares launch vehicle production work reported as revenues in our launch vehicles segment and as costs in our advanced space programs segment as part of the Commercial Orbital Transportation Services ("COTS") research and development program with the National Aeronautics and Space Administration ("NASA").  The COTS program was completed in 2013.

Our consolidated revenues were $979.6 million in the first nine months of 2014, a decrease of $10.3 million, or 1%, compared to the first nine months of 2013.  Advanced space programs segment revenues decreased $27.5 million, or 8%, principally due to decreased activity levels on national security satellite contracts and the CRS contract, partially offset by increased activity on an advanced flight system contract awarded in 2013.  Satellites and space systems segment revenues decreased $7.0 million, or 2%, mainly due to lower activity levels on science and remote sensing satellite contracts, partially offset by activity from recently awarded communications satellite contracts.  Launch vehicles segment revenues decreased $3.2 million, or 1%, due to decreased activity on space launch vehicle and target vehicle contracts, partially offset by increased activity on missile defense interceptors.

Intersegment revenue eliminations totaled $12.8 million in the first nine months of 2014 compared to $40.2 million in the first nine months of 2013.  Intersegment revenues in the first nine months of 2013 included $31.7 million pertaining to Antares launch vehicle production work reported as revenues in our launch vehicles segment and as costs in our advanced space programs segment as part of the COTS program.  The COTS program was completed in 2013.

The CRS contract accounted for 19% and 23% of our consolidated revenues in the third quarter of 2014 and 2013, respectively, and 22% and 23% of consolidated revenues in the first nine months of 2014 and 2013, respectively.  The launch vehicle portion of the CRS contract is reported in our launch vehicles segment and the remainder of the CRS contract is reported in our advanced space programs segment.  CRS contract revenues totaled $64.9 million in the third quarter of 2014, a decrease of $8.9 million, or 12%, compared to the third quarter of 2013, and totaled $214.3 million in the first nine months of 2014, a decrease of $14.5 million, or 6%, compared to the first nine months of 2013.  CRS revenues were down in the first nine months of 2014 due to lower activity levels in connection with the timing and scheduling of production work.  Since the commencement of the CRS contract through September 30, 2014, a total of approximately $1.5 billion of revenues has been recognized on the contract, which has a total contract value of approximately $1.9 billion.

Cost of Revenues - Our cost of revenues was $263.7 million in the third quarter of 2014, an increase of $16.6 million, or 7%, compared to the third quarter of 2013.  Cost of revenues includes the costs of personnel, materials, subcontractors and overhead.  Cost of revenues increased $17.0 million, or 25%, in the satellites and space systems segment and decreased $7.1 million, or 8%, in the advanced space programs segment, and $5.0 million, or 5%, in the launch vehicles segment.  Eliminations of intersegment cost of revenues decreased $11.7 million attributable to the reduction in intersegment revenues discussed above.

Our cost of revenues was $794.5 million in the first nine months of 2014, an increase of $42.0 million, or 6%, compared to the first nine months of 2013.  Cost of revenues increased $13.4 million, or 6%, in the satellites and space systems segment and $5.4 million, or 2%, in the advanced space programs segment, and decreased $4.2 million, or 1%, in the launch vehicles segment.  Eliminations of intersegment cost of revenues decreased $27.4 million attributable to the reduction in intersegment revenues discussed above.

Research and Development Expenses - Our research and development expenses totaled $7.5 million, or 2% of revenues, in the third quarter of 2014, a $15.6 million decrease compared to $23.1 million, or 7% of revenues, in the third quarter of 2013.  Our research and development expenses totaled $21.8 million, or 2% of revenues, in the first nine months of 2014, a $56.7 million decrease compared to $78.5 million, or 8% of revenues, in the first nine months of 2013.  These decreases in research and development expenses were principally attributable to the completion of the COTS program in 2013 and a significant reduction in Antares launch vehicle development costs.

We believe that the majority of our research and development expenses are recoverable and billable under our contracts with the U.S. Government.  Charging practices relating to research and development and other costs that may be charged directly or indirectly to government contracts are subject to audit by U.S. Government agencies to determine if such costs are reasonable and allowable under government contracting regulations and accounting practices.  We believe that the research and development costs incurred in connection with our Antares development program are allowable, although the U.S. Government has not yet made a final determination with respect to approximately $179 million of such costs incurred through September 30, 2014.  If such costs were determined to be unallowable, we could be required to record revenue and profit reductions in future periods.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $33.8 million and $26.2 million, or 10% and 8% of revenues, in the third quarter of 2014 and 2013, respectively.  Selling, general and administrative expenses include the costs of our finance, legal, administrative and general management functions, as well as bid, proposal and marketing costs.  Selling, general and administrative expenses increased $7.6 million, or 29%, in the third quarter of 2014 compared to the third quarter of 2013 primarily attributable to $3.2 million of professional fees and other costs pertaining to the planned Orbital ATK merger discussed above and higher bid and proposal costs.

Selling, general and administrative expenses were $91.8 million and $75.9 million, or 9% and 8% of revenues, in the first nine months of 2014 and 2013, respectively.  Selling, general and administrative expenses increased $15.9 million, or 21%, in the first nine months of 2014 compared to the first nine months of 2013 primarily due to $9.8 million of professional fees and other costs pertaining to the planned Orbital ATK merger discussed above and higher bid and proposal costs.

Operating Income - Our consolidated operating income was $33.3 million in the third quarter of 2014, an increase of $7.7 million, or 30%, compared to the third quarter of 2013.  In the third quarter of 2014, we recorded an approximately $12 million cumulative operating income adjustment as a result of an increase in the estimated profit margin from 5.5% to 6.25% on the CRS contract following the successful completion of another mission during the quarter.  Advanced space programs segment operating income increased $8.0 million, or 129%, primarily due to a $7 million cumulative operating income adjustment as a result of the CRS profit margin improvement.  Launch vehicles segment operating income increased $5.5 million, or 49%, mainly due to a $5 million cumulative operating income adjustment as a result of the CRS profit margin improvement.  Satellites and space systems segment operating income decreased $2.7 million, or 33%, principally due to a reduction in communications satellite operating income, partially offset by higher science and remote sensing satellite operating income.  A $3.2 million loss was reported in corporate and other in the third quarter of 2014 consisting solely of professional fees and other costs pertaining to the planned Orbital ATK merger discussed above.

Our consolidated operating income was $71.5 million in the first nine months of 2014, a decrease of $11.5 million, or 14%, compared to the first nine months of 2013.  Satellites and space systems segment operating income decreased $18.2 million, or 61%, principally due to lower operating income from communications satellites, including the impact of a communications satellite anomaly in 2014 discussed below.  Advanced space programs segment operating income increased $10.7 million, or 55%, primarily due to the profit improvement on the CRS contract noted above, in addition to higher operating income from national security satellites and advanced flight systems.  Launch vehicles segment operating income increased $5.7 million, or 17%, principally due to the profit improvement on the CRS contract noted above.  A $9.8 million loss was reported in corporate and other in the first nine months of 2014 consisting solely of professional fees and other costs pertaining to the planned Orbital ATK merger discussed above.

After its launch in March 2014, our Amazonas 4A communications satellite experienced an anomaly during in-orbit testing.  Operating results for the first nine months of 2014 included a loss of approximately $10 million attributable to the anomaly investigation costs and the loss of performance incentives.  In the first nine months of 2014, we recognized insurance income of $12 million in "interest income and other, net," pertaining to this incident.

Total operating income from the CRS contract was $15.0 million and $3.6 million in the third quarter of 2014 and 2013, respectively, and $23.2 million and $11.6 million in the first nine months of 2014 and 2013, respectively.  Since the commencement of the CRS contract through September 30, 2014, a total of $95 million of operating income has been recognized on the contract.
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

Changes in contract estimates, both increases and decreases, occur for a variety of reasons including unanticipated changes in contract scope or contract value and unforeseen positive or negative changes in contract cost estimates resulting from the resolution of contract execution risks at lower costs than previously anticipated, unanticipated cost growth in connection with risks, changes in estimated overhead costs or other unexpected revisions in cost estimates. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $23 million and $16 million in the third quarter of 2014 and 2013, respectively, and $38 million and $49 million in the first nine months of 2014 and 2013, respectively.   The adjustments recorded in 2014 were largely attributable to an approximately $12 million cumulative operating income adjustment resulting from an increase in the estimated profit margin from 5.5% to 6.25% on the CRS contract following the successful completion of another mission during the quarter.   The 2014 adjustments also included net profit improvements in connection with cost efficiencies and reduced operational risks as key contract execution milestones were accomplished and as certain contracts were completed.  The adjustments recorded in 2013 were primarily due to net profit improvements in connection with the successful completion of certain satellite contracts.

Interest Income and Other, Net - Interest income and other, net was $0.7 million and $0.2 million in the third quarter of 2014 and 2013, respectively, and $12.5 million and $1.3 million in the first nine months of 2014 and 2013, respectively.  Interest income and other, net in the first nine months of 2014 included $12 million of insurance income pertaining to the satellite anomaly discussed above.

Interest Expense - Interest expense was $1.1 million in each of the third quarter of 2014 and 2013, respectively, and $3.3 million and $3.4 million in the first nine months of 2014 and 2013, respectively.

Income Tax Provision - Our income tax provision was $11.7 million and $9.1 million in the third quarter of 2014 and 2013, respectively, and $29.1 million and $29.4 million in the first nine months of 2014 and 2013, respectively.  Our effective tax rate for the first nine months of 2014 and 2013 was 36.1% and 36.4%, respectively.

Net Income - Net income was $21.2 million and $15.6 million, or $0.35 and $0.26 diluted earnings per share, in the third quarter of 2014 and 2013, respectively, and $51.5 million and $51.4 million, or $0.85 diluted earnings per share in the first nine months of 2014 and 2013.

Segment Results for the Quarters and Nine Months Ended September 30, 2014 and 2013

Our products and services are grouped into three reportable segments:  launch vehicles, satellites and space systems, and advanced space programs.  Corporate office transactions that have not been attributed to a particular segment, as well as consolidating eliminations and adjustments, are reported in corporate and other.

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 3 to the accompanying financial statements in this Form 10-Q.

Launch Vehicles

Launch vehicles segment operating results were as follows (in thousands, except percentages):

	Third Quarter			First Nine Months
	2014	2013	% Change	2014	2013	% Change
Revenues	$129,906	$127,870	2%	$392,987	$396,189	(1%)
Operating income	16,792	11,267	49%	39,570	33,822	17%
Operating margin	12.9%	8.8%		10.1%	8.5%

Segment Revenues - Launch vehicles segment revenues increased $2.0 million, or 2%, in the third quarter of 2014 compared to the third quarter of 2013 due to increased revenues from target vehicle and missile defense interceptor contracts, partially offset by decreased revenues from space launch vehicle contracts.  Target vehicle revenues increased $12.0 million, or 30%, primarily due to increased activity on the Intermediate-Range Ballistic Missile ("IRBM") contract.  Missile defense interceptor revenues increased $2.4 million, or 6%, due to increased activity on our Ground-based Midcourse Defense ("GMD") program.  Under our GMD program, we supply interceptor boosters for the U.S. Missile Defense Agency's GMD system.  GMD program revenues accounted for 31% and 30% of total launch vehicles segment revenues in the third quarter of 2014 and 2013, respectively.  Space launch vehicle revenues decreased $12.3 million, or 25%, primarily due to the successful completion of Antares launch vehicles for the COTS program that generated $12.8 million of revenues in the third quarter of 2013.  The COTS program was concluded in 2013.  Antares launch vehicle revenues related to the CRS contract were $28.2 million and $27.9 million in the third quarter of 2014 and 2013, respectively.  Antares launch vehicle revenues accounted for 22% and 32% of total launch vehicles segment revenues in the third quarter of 2014 and 2013, respectively.

Launch vehicles segment revenues decreased $3.2 million, or 1%, in the first nine months of 2014 compared to the first nine months of 2013 due to decreased revenues from space launch vehicle and target vehicle contracts, partially offset by higher revenues from missile defense interceptor contracts.  Space launch vehicle revenues decreased $16.0 million, or 10%, primarily due to decreased activity on Antares launch vehicles and on certain Minotaur launch vehicles, partially offset by activity on a new Minotaur-C contract.  Antares launch vehicle revenues related to the CRS contract were $105.0 million and $92.2 million in the first nine months of 2014 and 2013, respectively.  Antares launch vehicle revenues related to the COTS program, which was completed in 2013, were $31.7 million in the first nine months of 2013.  Antares launch vehicle revenues accounted for 27% and 31% of total launch vehicles segment revenues in the first nine months of 2014 and 2013, respectively.  Target vehicle revenues decreased $8.1 million, or 6%, primarily due to decreased activity levels.  Missile defense interceptor revenues increased $20.9 million, or 22%, due to increased activity on our GMD program.  GMD program revenues accounted for 29% and 24% of total launch vehicles segment revenues in the first nine months of 2014 and 2013, respectively.

Segment Operating Income - Operating income in the launch vehicles segment increased $5.5 million, or 49%, in the third quarter of 2014 compared to the third quarter of 2013 principally due to a profit margin improvement on the CRS contract.  In the third quarter of 2014, we recorded an approximately $5 million cumulative operating income adjustment as a result of an increase in the estimated profit margin from 5.5% to 6.25% on Antares launch vehicles for the CRS contract following the successful completion of another mission during the quarter.  Operating income from space launch vehicles increased $3.1 million, or 93%, mainly due to the CRS contract profit margin improvement.  Although space launch vehicle revenues declined $12.3 million as noted above, this factor had minimal impact on segment operating income because the revenue reduction was primarily attributable to Antares production work for the COTS program that was recognized without any profit.  Operating income from missile defense interceptors increased $1.3 million, or 42%, mainly due to a profit margin improvement on the GMD program.  Operating income from target vehicles increased $1.1 million, or 23%, due to increased activity levels.

Operating income in the launch vehicles segment increased $5.7 million, or 17%, in the first nine months of 2014 compared to the first nine months of 2013 principally due to the profit margin improvement on the CRS contract discussed above, in addition to higher operating income from missile defense interceptors, partially offset by lower operating income from target vehicles.  Operating income from space launch vehicles increased $3.7 million, or 39%, primarily due to the profit margin improvement on the CRS contract.  Operating income from missile defense interceptors increased $3.7 million, or 42%, primarily due to a profit margin improvement on our GMD contract.  Operating income from target vehicles decreased $1.8 million, or 11%, primarily due to decreased activity levels.

Launch vehicles segment operating margins (as a percentage of revenues) were 12.9% in the third quarter of 2014, compared to 8.8% in the third quarter of 2013, and 10.1% in the first nine months of 2014, compared to 8.5% in the first nine months of 2013.  These margin increases were principally attributable to the profit margin improvements on the CRS contract and the GMD program discussed above.  Another factor contributing to the operating margin increases was the effect of Antares revenues recorded in 2013 in connection with the COTS program that were recognized without any profit, as discussed above.

Satellites and Space Systems

Satellites and space systems segment operating results were as follows (in thousands, except percentages):

	Third Quarter			First Nine Months
	2014	2013	% Change	2014	2013	% Change
Revenues	$105,734	$88,125	20%	$275,768	$282,736	(2%)
Operating income	5,454	8,141	(33%)	11,465	29,615	(61%)
Operating margin	5.2%	9.2%		4.2%	10.5%

  Segment Revenues - Satellites and space systems segment revenues increased $17.6 million, or 20%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to higher communications satellite revenues.  Communications satellite revenues increased $13.9 million, or 33%, primarily attributable to activity on new contracts awarded in mid-2014.  Communications satellite revenues accounted for 53% and 48% of total segment revenues in the third quarter of 2014 and 2013, respectively.  Science and remote sensing satellite revenues increased $3.4 million, or 18%, primarily due to increased activity from contracts awarded in 2013.  Space technical services revenues increased $1.0 million, or 4%, due to increased activity levels.

Satellites and space systems segment revenues decreased $7.0 million, or 2%, in the first nine months of 2014 compared to the first nine months of 2013 due to lower science and remote sensing satellite revenues, partially offset by higher communications satellite and space technical services revenues.  Science and remote sensing satellite revenues decreased $15.3 million, or 19%, primarily due to the completion and launch of a satellite in 2013, partially offset by increased activity on contracts awarded in 2013.  Communications satellite revenues increased $6.5 million, or 5%, principally due to activity on recently awarded contracts, partially offset by the effect of the satellite anomaly that occurred early in 2014 discussed above.  Communications satellite revenues accounted for 46% and 42% of total segment revenues in the first nine months of 2014 and 2013, respectively.  Space technical services revenues increased $2.4 million, or 3%, due to increased activity levels.

Segment Operating Income -  Operating income in the satellites and space systems segment decreased $2.7 million, or 33%, in the third quarter of 2014 compared to the third quarter of 2013, despite the increase in revenues, primarily due to lower operating income from communications satellites, partially offset by higher operating income from science and remote sensing satellites.  Communications satellite operating income decreased $6.6 million, or 90%, primarily due to profit improvements recorded in 2013 in connection with the successful completion of certain satellite contracts in addition to lower profit rates on contracts awarded in 2014.  Communications satellite operating income accounted for 14% and 90% of total segment operating income in the third quarter of 2014 and 2013, respectively.  Science and remote sensing satellite operating income increased $3.8 million, mainly due to contract profit margin improvements.  Space technical services operating income increased $0.2 million.

Operating income in the satellites and space systems segment decreased $18.2 million, or 61%, in the first nine months of 2014 compared to the first nine months of 2013 due to lower operating income from communications satellites.  Communications satellite operating income decreased $18.5 million, or 91%, largely due to profit improvements recorded in 2013 in connection with the successful completion of certain satellite contracts, the effect of the satellite anomaly that occurred early in 2014 discussed above, and lower profit rates on contracts awarded in 2014.  Operating results for the first nine months of 2014 included a loss of approximately $10 million attributable to the anomaly investigation costs and the loss of performance incentives due to the satellite anomaly.  Communications satellite operating income accounted for 16% and 69% of total segment operating income in the first nine months of 2014 and 2013, respectively.  Science and remote sensing satellite operating income decreased $0.7 million and space technical services operating income increased $0.4 million.

Satellites and space systems segment operating margins (as a percentage of revenues) decreased to 5.2% in the third quarter of 2014 from 9.2% in the third quarter of 2013, and 4.2% in the first nine months of 2014, compared to 10.5% in the first nine months of 2013.  These margin reductions were primarily due to profit improvements recognized in 2013 in connection with the completion of satellites and due to lower profit rates on contract activity in 2014.

Advanced Space Programs

Advanced space programs segment operating results were as follows (in thousands, except percentages):

	Third Quarter			First Nine Months
	2014	2013	% Change	2014	2013	% Change
Revenues	$106,160	$121,259	(12%)	$323,651	$351,138	(8%)
Operating income	14,224	6,198	129%	30,290	19,582	55%
Operating margin	13.4%	5.1%		9.4%	5.6%

Segment Revenues - Advanced space programs segment revenues decreased $15.1 million, or 12%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to decreased activity on national security satellite contracts and the CRS contract, partially offset by increased activity on an advanced flight system contract.  Revenues from national security satellite contracts decreased $15.3 million, or 25%, primarily due to the completion and deployment of certain satellites in the third quarter of 2014.  Revenues from the CRS contract decreased $9.1 million, or 20%, due to lower activity levels in 2014.  The CRS contract accounted for 35% and 38% of total segment revenues in the third quarter of 2014 and 2013, respectively.  Advanced flight system revenues increased $9.7 million primarily due to increased activity on a contract awarded in 2013.

Advanced space programs segment revenues decreased $27.5 million, or 8%, in the first nine months of 2014 compared to the first nine months of 2013 primarily due to decreased activity on national security satellite contracts and the CRS contract, partially offset by increased activity on an advanced flight system contract.  Revenues from national security satellite contracts decreased $52.4 million, or 28%, primarily due to the completion and deployment of certain satellites in the third quarter of 2014.  Revenues from the CRS contract decreased $27.4 million, or 20%, due to lower activity levels in 2014.  The CRS contract accounted for 34% and 39% of total segment revenues in the first nine months of 2014 and 2013, respectively.  Advanced flight system revenues increased $55.1 million primarily due to increased activity on a contract awarded in 2013.

Segment Operating Income - Operating income in the advanced space programs segment increased $8.0 million, or 129%, in the third quarter of 2014 compared to the third quarter of 2013, despite the decrease in revenues, principally due to a profit margin improvement on the CRS contract.  In the third quarter of 2014, we recorded an approximately $7 million cumulative operating income adjustment as a result of an increase in the estimated profit margin from 5.5% to 6.25% on the CRS contract following the successful completion of another mission during the quarter.

Operating income in the advanced space programs segment increased $10.7 million, or 55%, in the first nine months of 2014 compared to the first nine months of 2013, despite the decrease in revenues, primarily due to a profit improvement on the CRS contract, as noted above, in addition to higher operating income from national security satellites and advanced flight systems.  Operating income from national security satellites increased primarily due to profit margin improvements in connection with the completion of certain satellites in 2014.  Operating income from advanced flight systems increased due to higher activity levels in 2014.

Advanced space programs segment operating margins (as a percentage of revenues) increased to 13.4% in the third quarter of 2014 from 5.1% in the third quarter of 2013, and 9.4% in the first nine months of 2014 from 5.6% in the first nine months of 2013.  These margin improvements were principally attributable to the profit improvements in 2014 on the CRS contract and national security satellites discussed above.

Corporate and Other

Corporate and other revenues were comprised solely of the elimination of intersegment revenues of $3.6 million and $15.3 million in the third quarter of 2014 and 2013, respectively, and $12.8 million and $40.2 million in the first nine months of 2014 and 2013, respectively.  Intersegment revenue eliminations in the third quarter and first nine months of 2013 included $12.8 million and $31.7 million, respectively, of Antares revenues recorded in the launch vehicles segment in connection with the COTS program that was completed in 2013.

        The Corporate and other operating loss of $3.2 million and $9.8 million in the third quarter and first nine months of 2014, respectively, consisted solely of professional fees and other costs pertaining to the planned Orbital ATK merger discussed above.

Backlog

Our firm backlog was approximately $2.3 billion and $2.2 billion at September 30, 2014 and December 31, 2013, respectively.  We expect to convert approximately $0.3 billion of the September 30, 2014 firm backlog into revenue during the remainder of 2014.  Firm backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in revenues, and including government contract orders not yet funded and our estimate of potential award fees.

Total backlog was approximately $4.7 billion at September 30, 2014 and $5.2 billion at December 31, 2013.  Total backlog includes firm backlog in addition to unexercised options, indefinite-quantity contracts and undefinitized orders and contract award selections.

Liquidity and Capital Resources

Cash Flow from Operating Activities

Cash provided by operating activities in the first nine months of 2014 was $180.4 million, compared to $31.8 million in the first nine months of 2013.  The increase in operating cash flow resulted primarily from the net effect of changes in working capital and certain other assets and liabilities.  During the first nine months of 2014, changes in working capital and other assets and liabilities provided $84.3 million of cash, compared to cash used of $74.3 million in the first nine months of 2013.  Changes in working capital in the first nine months of 2014 included a decrease in receivables of $96.7 million that was principally due to a reduction in CRS contract receivables in connection with the recent completion of key production milestones that resulted in collecting significant cash installment payments from the customer.  Under the terms of the CRS contract, approximately 25% of the contract value is billable to the customer and collectible upon the completion of launch and delivery milestones for each of eight CRS contract missions.  Two CRS missions were successfully completed in the first nine months of 2014.

Cash Flow from Investing Activities

Cash used in investing activities was $14.8 million and $23.5 million in the first nine months of 2014 and 2013, respectively.  We spent $24.8 million and $27.5 million on capital expenditures in the first nine months of 2014 and 2013, respectively.  We also received proceeds of $10.0 million in the first nine months of 2014 in connection with the sale of certain property and equipment at the NASA Wallops Facility to the Commonwealth of Virginia.  In the first nine months of 2013, we received proceeds of $4 million pertaining to a purchase price adjustment.

Cash Flow from Financing Activities

Cash used in financing activities was $4.0 million in the first nine months of 2014 compared to cash provided by financing activities of $0.7 million in the first nine months of 2013.  During the first nine months of 2014 and 2013, we received $1.0 million and $4.1 million, respectively, from the issuance of common stock in connection with stock option exercises and employee stock purchase plan purchases.  We also made $6.4 million and $5.6 million of principal payments on our long-term debt in the first nine months of 2014 and 2013, respectively.

Term Loan and Credit Facility - As of September 30, 2014, we had $136.9 million outstanding in connection with a senior secured term loan (the "Term Loan") under our revolving secured credit facility (the "Credit Facility"), discussed below.

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

As of September 30, 2014, there were no revolving loan borrowings under the Credit Facility, although $0.7 million of letters of credit were issued under the Credit Facility.  Furthermore, borrowing capacity under the Credit Facility is limited by certain financial covenants, discussed below.  Accordingly, as of September 30, 2014, approximately $260 million of the Credit Facility was available for borrowings.

        Debt Covenants - Our Credit Facility contains covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase company stock, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets.  In addition, the Credit Facility contains financial covenants with respect to leverage and interest coverage.  As of September 30, 2014, we were in compliance with all of these covenants.

Available Cash and Future Funding

At September 30, 2014, we had $427.5 million of unrestricted cash and cash equivalents.  Management believes that available cash, cash expected to be generated from operations and the borrowing capacity under our Credit Facility will be sufficient to fund our operating and capital expenditure requirements, including research and development expenditures, over the next 12 months and for the foreseeable future.  Significant unforeseen events such as termination of major orders or late delivery or failure of launch vehicles or satellite products could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

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

As of September 30, 2014, the recorded value and fair value of our bank term loan was $136.9 million.  The term loan has a variable interest rate of LIBOR plus 1.75%, or 1.91%, at September 30, 2014.   Generally, the fair market value of our variable interest rate debt will increase or decrease based on general market conditions for bank loans, Orbital's credit rating and the remaining term of the loan.

As of September 30, 2014, a hypothetical 100 basis point change in interest rates in connection with our cash and cash equivalents would result in an annual change of approximately $3 million in interest income.

We have an unfunded deferred compensation plan for senior managers and executive officers with a total liability balance of $13.6 million at September 30, 2014.  This liability is subject to fluctuation based on the market value of the investment options selected by participants.

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

Putative class action and derivative lawsuits challenging the proposed merger transaction with ATK described in Note 2 have been filed on behalf of Orbital stockholders in the Court of Chancery of the State of Delaware.  On May 9, 2014, a purported class action was filed by Gregory Ericksen; on May 16, 2014, a purported class action was filed by Daniel Walsh; on May 22, 2014, a purported class action was filed by Betty Greenberg; and on May 23, 2014, a purported class action was filed by Michael Blank.  On September 16, 2014, Ms. Greenberg voluntarily dismissed her claims.  The plaintiffs in each of these lawsuits allege, among other things, that the directors of Orbital breached their fiduciary duties in connection with the merger and that ATK aided and abetted such breaches of fiduciary duty.  Plaintiffs in each of these lawsuits seek, among other relief, to enjoin the proposed merger or to rescind it in the event it is consummated.  Orbital believes the allegations and claims asserted in the complaints in these actions to be without merit and intends to defend these actions vigorously.

In 2013 we filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against United Launch Alliance, LLC ("ULA") and RD Amross, LLC alleging violations of U.S. antitrust laws as a result of the defendants' exclusivity arrangement with respect to the RD-180 rocket engine and ULA's control of the market for launch systems and services used for medium-class payload missions.  During the first quarter of 2014, we agreed to dismiss this lawsuit without prejudice, and during the third quarter of 2014, we reached a settlement of our claims against RD Amross, LLC.  We are attempting to negotiate a business resolution with ULA for our access to the RD-180 rocket engine, subject to all necessary approvals from the U.S. and Russian governments.  If a mutually agreeable resolution is not reached, we will have the option to refile our lawsuit against ULA.

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
The completion of the Transaction is subject to certain conditions, including (1) approval by ATK stockholders and Orbital stockholders, (2) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR" Act), (3) the absence of certain legal impediments, (4) the effectiveness of certain filings with the SEC, (5) receipt of opinions from legal counsel regarding the intended tax treatment of the Transaction, (6) payment of the required dividend by Sporting to ATK and (7) other customary closing conditions.  We cannot assure you that the Transaction will be consummated on the terms or timeline currently contemplated, or at all.  We have expended and will continue to expend a significant amount of time and resources on the Transaction, and a failure to consummate the Transaction as currently contemplated, or at all, could have a material adverse effect on our business and results of operations.
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

The Transaction Agreement contains provisions that could discourage a potential competing acquirer of Orbital or could result in any competing proposal being at a lower price than it might otherwise be.
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
Putative class action and derivative lawsuits challenging the proposed Merger have been filed on behalf of Orbital stockholders in the Court of Chancery of the State of Delaware.  On May 9, 2014, a purported class action was filed by Gregory Ericksen; on May 16, 2014, a purported class action was filed by Daniel Walsh; on May 22, 2014, a purported class action was filed by Betty Greenberg; and on May 23, 2014, a purported class action was filed by Michael Blank.  On September 16, 2014, Ms. Greenberg voluntarily dismissed her claims.  The plaintiffs in each of these lawsuits allege, among other things, that the directors of Orbital breached their fiduciary duties in connection with the Merger between Orbital and ATK A&D, and that ATK aided and abetted such breaches of fiduciary duty.  Plaintiffs in each of these lawsuits seek, among other relief, to enjoin the Merger or to rescind it in the event it is consummated.

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

ORBITAL SCIENCES CORPORATION

DATED: October 23, 2014	By:	/s/ David W. Thompson
David W. Thompson
Chairman of the Board, President and Chief Executive Officer

DATED: October 23, 2014	By:	/s/ Garrett E. Pierce
Garrett E. Pierce
Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this report unless otherwise indicated:

Exhibit No.                          Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form S-3 (File Number 333-08769) filed and effective on July 25, 1996).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the company's Current Report on Form 8-K filed on April 28, 2014).

3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated April 29, 1997 (incorporated by reference to Exhibit 3.3 to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated April 30, 2003 (incorporated by reference to Exhibit 3.4 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form S-1 (File Number 33-33453) filed on February 9, 1990 and effective on April 24, 1990).

31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.1	Written Statement of Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LIAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase